Form 10-Q
period 1995-03-31
VENCOR INC
filed 1995-05-11
CIK 740260

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period.

                        COMMISSION FILE NUMBER:  1-10989


                                  VENCOR, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                   61-1055020
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                    Identification No.)

      3300 PROVIDIAN CENTER
      400 WEST MARKET STREET
      LOUISVILLE, KENTUCKY                                        40202
      (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (502) 569-7300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X        No
                                                   -----         -----

The number of shares outstanding of the Registrant's common stock, $.25 par value, May 3, 1995 was 27,892,939.

                                  VENCOR, INC.
                                     INDEX

                                                                          PAGE
                                                                         NUMBER
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
           March 31, 1995 and December 31, 1994                            3

           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1995 and 1994              4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1995 and 1994                      5

           Notes to Condensed Consolidated Financial Statements
           -- March 31, 1995                                               6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7-9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               10

Item 2.    Changes in Securities                                           10

Item 3.    Defaults Upon Senior Securities                                 10

Item 4.    Submission of Matters to a Vote of Security Holders             10

Item 5.    Other Information                                               10

Item 6.    Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                 11

PART I.  FINANCIAL INFORMATION
ITEM 1
VENCOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31    December 31
                                                                                            1995         1994
                                                                                         -----------  -----------
                                                                                         (Unaudited)    (Note)
                                                                                              (In thousands)
          ASSETS
          ------
          Current Assets
              Cash and cash equivalents                                                    $  5,736     $  3,055
              Accounts receivable, less allowance for doubtful
               accounts of $2,337,000 in 1995 and $1,478,000 in 1994                        108,045       98,246
              Inventories                                                                     5,249        4,751
              Other current assets                                                           21,212       19,572
                                                                                           --------     --------
                 Total Current Assets                                                       140,242      125,624

          Property and equipment, less accumulated depreciation of
            $44,877,000 in 1995 and $40,074,000 in 1994                                     262,625      239,820
          Investments available for acquistions and general corporate purposes               25,906
          Other Assets                                                                       26,831       24,928
                                                                                           --------     --------
                 Total Assets                                                              $455,604     $390,372
                                                                                           ========     ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
          Current Liabilities
              Accounts payable                                                             $ 18,870     $ 19,536
              Accrued compensation and benefits                                              18,890       19,353
              Income taxes payable                                                           12,008        7,199
              Accrued interest                                                                3,450        1,725
              Current portion of long-term debt                                                 399          904
                                                                                           --------     --------
                 Total Current Liabilities                                                   53,617       48,717

          Deferred Credits and Other Liabilities                                             16,994       16,029

          Long-Term Debt
              6% Convertible Subordinated Notes due 2002                                    114,992      115,000
              Other long-term debt, net of current portion                                    8,897       26,899
                                                                                           --------     --------
                 Total Long-Term Debt                                                       123,889      141,899

          Shareholders' Equity
              Preferred Stock, par value $1.00 per share;
              authorized 1,000,000 in 1995 and 1994; none issued
              Common Stock, par value $.25 per share; authorized
               60,000,000 in 1995 and 1994; issued
               30,007,332 in 1995 and 27,739,246 in 1994                                      7,501        6,934
              Paid-in capital                                                               184,012      116,806
              Retained Earnings                                                              96,764       87,617
                                                                                           --------     --------
                                                                                            288,277      211,357
              Less cost of Common Stock held in treasury (2,137,352
               shares in 1995 and 2,173,799 in 1994)                                         27,173       27,630
                                                                                           --------     --------
                 Total Shareholders' Equity                                                 261,104      183,727
                                                                                           --------     --------
                 Total Liabilities and Shareholders' Equity                                $455,604     $390,372
                                                                                           ========     ========

See notes to condensed consolidated financial statements.
Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

VENCOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

                                                 Three Months Ended
                                                      March 31
                                                --------------------
                                                  1995         1994
                                                --------     -------
NET REVENUES
- ------------
    Net revenues                                $119,614     $86,305
    Other revenues                                   817         658
                                                --------     -------
        Total Net Revenues                       120,431      86,963

EXPENSES
- --------
    Operating expenses                            91,251      66,532
    Corporate general and
        administrative expenses                    6,333       4,697
    Depreciation and amortization                  5,701       4,088
    Interest                                       2,147       1,773
                                                --------     -------
        Total Expenses                           105,432      77,090
                                                --------     -------

        Income Before Income Taxes                14,999       9,873
    Income Taxes                                   5,851       3,953
                                                --------     -------
    Net Income                                  $  9,148     $ 5,920
                                                --------     -------

    Net Income per share
        Primary                                 $   0.34     $  0.23
                                                ========     =======
        Fully diluted                           $   0.31     $  0.23
                                                ========     =======

     Shares used in per share calculation
        Primary                                   27,288      25,470
                                                ========     =======
        Fully diluted                             31,711      25,470
                                                ========     =======

See notes to condensed consolidated financial statements.

VENCOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                     Three Months Ended
                                                                         March 31
                                                                  -----------------------
                                                                    1995           1994
                                                                  --------       --------
OPERATING ACTIVITIES
- --------------------
 Net income                                                       $  9,148       $  5,920
    Adjustments to reconcile net income to net
     cash provided from operating activities:
       Other adjustments to net income                               8,055          5,461
       Changes in operating assets and liabilities                  (5,172)        (5,412)
                                                                  --------       --------
        Net Cash Provided by Operating Activities                   12,031          5,969

INVESTING ACTIVITIES
- --------------------
    Property and equipment additions                               (22,088)        (9,043)
    Net assets of acquired facilities                               (8,180)       (16,366)
    Net cash change in investments available for
      acquistions and general corporate purposes                   (25,906)        14,961
    Net change in short-term investments                                 0         (7,136)
    Other assets                                                    (1,559)        (3,453)
                                                                  --------       --------
        Net Cash Used in Investing Activities                      (57,733)       (21,037)

FINANCING ACTIVITIES
- --------------------
     Net proceeds from equity offering                              66,494
     Net decrease in long-term debt                                (18,515)          (145)
     Net proceeds from shareholders' equity transactions               404             75
                                                                  --------       --------
        Net Cash Provided by (Used in) Financing Activities         48,383            (70)
                                                                  --------       --------
        Increase (Decrease) in Cash                                  2,681        (15,138)
         Cash and Cash Equivalents at Beginning of Year              3,055         16,011
                                                                  --------       --------
         Cash and Cash Equivalents at End of Period               $  5,736       $    873
                                                                  ========       ========

    See notes to condensed consolidated financial statements.

VENCOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1995

Note 1

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report to shareholders, which are incorporated by reference into the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2

         The Company insures for medical malpractice losses through claims-made policies, which, in the opinion of management, are adequate to cover losses, if any. Should the claims-made policies not be renewed or replaced with equivalent insurance, claims based upon occurrences during their terms but reported subsequently will be uninsured. The Company intends to continue to carry such insurance. The Company accrues its best estimate of losses as determinable.

Note 3

         The Company's Board of Directors approved a 3-for-2 stock split on September 29, 1994. The new shares were distributed on October 25, 1994 to stockholders of record at the close of business on October 10, 1994. Retroactive recognition has been given for all share and per share amounts in the accompanying financial statements.

Note 4

         In January 1995, the Company's revolving credit agreement was amended to increase the principal amount available from $100,000,000 to $200,000,000.

         During the quarter ended March 1995, the Company purchased two facilities (principally land, building and equipment), one of which it formerly had been managing, and purchased a company which operates two hospices.

         On April 23, 1995, the Company and The Hillhaven Corporation ("Hillhaven") entered into a definitive merger agreement pursuant to which the
Company would acquire Hillhaven.   Hillhaven's common stockholders will,
subject to the terms and conditions of the agreement, receive for each share of their Hillhaven common stock a number (the "Conversion Number") of shares of Company common stock (and associated preferred stock purchase rights) determined by dividing $32.25 by the average closing price on the New York Stock Exchange of Company common stock for the ten consecutive trading days ending with the second trading day immediately preceding the effective time of the transaction (the "Average Company Price"), provided, that the Conversion Number will not be less than .768 or more than .977. In the event that the Conversion Number multiplied by the Average Company Price is less than $31.00, then the Company may elect to increase the Conversion Number to the amount required to arrive at $31.00 and if the Company does not do so, Hillhaven may terminate the merger agreement. The transaction will be accounted for as a pooling of interests and will be a tax-free reorganization. The merger agreement is subject to certain regulatory approvals, as well as approval by the shareholders of each company. For additional information concerning this transaction, see the current reports on Form 8-K dated April 23, 1995 and May 5, 1995 filed by the Company with the Securities and Exchange Commission.

ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.       RESULTS OF OPERATIONS

         Three Months Ended March 31, 1995 Compared to March 31, 1994

                 Net revenues for the three months ended March 31, 1995 increased to $120,431,000 from $86,963,000, an increase of 38.5%. Net patient revenues increased to $119,614,000 from $86,305,000. Of the $33,309,000 increase in net patient revenues, $11,964,000 was attributable to a higher patient census and change in payor mix at the hospitals that were in operation during both periods and $13,855,000 was attributable to increased net revenues from expansion of the Company's Vencare program.

                 Patient days for the three months ended March 31, 1995 increased to 113,165 from 100,124 for the three months ended March 31, 1994, an increase of 13.0%. Of the 13,041 increase in patient days, 75.8% was attributable to a higher census at those hospitals in operation during both periods.

                 Net revenues from non-government sources (e.g., commercial insurance companies, HMOs, PPOs, contract services) increased 54.4% from $31,506,000 in 1994 to $48,649,000 in 1995. Non-government net revenues as a percentage of total net revenues increased from 36% to 40%. This increase is primarily attributable to the increase in revenues derived from expansion of the Company's Vencare program.

                 Net revenues from the Company's Vencare program, which includes contract, subacute and other respiratory care services at nursing homes, management of hospital respiratory therapy departments and hospice services, increased to $19,286,000, or 16.1% of net patient revenues for the three months ended March 31, 1995 compared to $5,431,000, or 6.3% of net patient revenues for the three months ended March 31, 1994.

                 Total expenses for the period increased from $77,090,000 to $105,432,000, an increase of 36.8%. Of the $28,342,000 increase,
         $14,340,000, or 50.6%, was due to higher operating expenses at those hospitals that were in operation during both periods, primarily due to increased patient census, and the costs related to the Company's Vencare program.

                 Corporate general and administrative expenses increased 34.8% from $4,697,000 to $6,333,000. For 1994 and 1995, these expenses were
         5.4% and 5.3% of net revenues, respectively.

                 Depreciation and amortization increased 39.5% from $4,088,000 in 1994 to $5,701,000 in 1995, as the Company purchased and renovated additional hospital facilities. Net depreciable assets were $191,142,000 and $137,396,000 at March 31, 1995 and 1994,
         respectively.

                 The Company recorded interest expense of $2,147,000 in 1995 and $1,773,000 in 1994 relating primarily to its 6% convertible notes.

II.      LIQUIDITY AND CAPITAL RESOURCES

         Three Months Ended March 31, 1995 Compared to March 31, 1994

                 Historically, the Company has financed its growth and operations principally through the issuance of equity and debt securities, bank borrowings and cash flow from operations.

                 The Company uses capital for the acquisition and renovation of new hospital facilities, property and equipment additions and the acquisition of businesses. During the year ended December 31, 1994, the Company used capital of approximately $100,000,000 for these purposes. The Company expects to use a similar amount of capital for these purposes in 1995. During the first quarter of 1995, the Company used capital of approximately $30 million for these purposes.

                 In January 1995, the Company's revolving credit agreement was amended to increase the principal amount available from $100,000,000 to $200,000,000. At March 31, 1995, the Company had an outstanding balance of $8,000,000 under this line of credit.

                 On February 22, 1995, the Company sold 2,200,000 shares of Common Stock in a public offering. The net proceeds totaled approximately $66,494,000. Approximately $33 million of the proceeds were used to reduce the Company's outstanding indebtedness under its revolving credit agreement. The balance of the net proceeds is being held in investments for further acquisition purposes and renovation of new hospital facilities and property and equipment additions.

                 Working capital was $86,625,000 and $65,364,000 as of March 31, 1995 and March 31, 1994, respectively. Cash, cash equivalents and short-term investments totaled $5,736,000 and $873,000 at March 31, 1995, and March 31, 1994, respectively.

                 The Company's principal source of liquidity, in addition to its cash and credit resources, is payments received on accounts receivable. Net patient accounts receivable increased 46.5% from $73,749,000 at March 31, 1994 to $108,045,000 at March 31, 1995.
         Accounts receivable days outstanding were 81 at March 31, 1995 and 77 at March 31, 1994. This increase is primarily attributable to the growth of the Vencare program. Payments for Vencare contract services are generally not received as promptly as those from other payors.

                 The Company intends to continue to expand its hospital operations by purchasing or leasing approximately 10 to 12 additional hospitals over the next two to three years and converting them into intensive care hospitals. The Company also expects to enter into at least 200 additional respiratory and subacute care services contracts during each of the next two to three years. The Company expects to finance this expansion program using the proceeds of its February 1995 equity offering, as well as funds generated from internal operations, funds available under its revolving credit agreement or additional borrowings.

                 As described in Note 4 to the March 31, 1995 Condensed Consolidated Financial Statements, the Company has entered into a definitive merger agreement to acquire The Hillhaven Corporation ("Hillhaven"). As described in that note, the Company will issue shares of its common stock to the common stockholders of Hillhaven.
         In addition, the acquisition of Hillhaven will require that the Company assume or refinance Hillhaven's indebtedness, which at February 28, 1995 aggregated approximately $590 million. The Company expects to enter into a new credit facility with commercial bank lenders for this purpose. For additional information concerning this transaction, see the current reports on Form 8-K dated April 23, 1995 and May 5, 1995 and filed by the Company with the Securities and Exchange Commission. The Company is continuing to explore and develop opportunities for related healthcare businesses.

                 Net cash provided by operating activities was $12,031,000 in 1995 compared to $5,969,000 in 1994.

                 Net cash used in investing activities was $57,733,000 in 1995 compared to $21,037,000 in 1994. Cash used in investing activities in 1994 and 1995 was primarily attributable to the purchase of additional hospital facilities as well as renovation costs of newly acquired and existing hospital facilities. Net cash used in investing activities in 1995 also includes the investment of $26 million in short-term obligations as a result of the Company's February 1995 stock offering.

                 Net cash provided by financing activities for the three months ended March 31, 1995 was $48,383,000 compared to net cash used in financing activities of $70,000 for the same period last year. Cash provided by financing activities in 1995 was primarily due to the Company's February 1995 common stock offering, offset by payments to reduce the Company's long-term debt.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 None

Item 2.   Changes in Securities                                             None

Item 3.   Defaults Upon Senior Securities                                   None

Item 4.   Submission of Matters to a Vote of Security Holders               None

Item 5.   Other Information                                                 None

Item 6.   Exhibits and Reports on Form 8-K
          (a)    The following exhibits are included herein:

                 (4.3)   Other Instruments Defining the Rights of Security
                         Holders

                 (11)    Statement Re Computation of Earnings Per Share

                 (27)    Financial Data Schedule (for SEC use only)

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VENCOR, INC.
                                      Registrant


Date May 11, 1995                     By /s/ W. Bruce Lunsford, Esq.
     --------------------                -------------------------------------
                                         W. Bruce Lunsford, Esq.
                                         Chairman of the Board,
                                         President and Chief Executive Officer


Date May 11, 1995                     By /s/ W. Earl Reed, III
     --------------------                ---------------------------------------
                                         W. Earl Reed, III
                                         Vice President, Finance and Development

EXHIBIT INDEX

No.      Description
- --       -----------
4.3      Other Instruments Defining the Rights of Security Holders

11       Statement Re Computation of Earnings Per Share

27       Financial Data Schedule (for SEC use only)