Form 10-K/A
period 1994-12-31
VENCOR INC
filed 1995-08-11
CIK 740260

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                             ____________________

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                       Commission File Number:  1-10989
                             ____________________

                                 VENCOR, INC.
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                                  61-1055020
      (State or other jurisdiction of          (I.R.S. Employer Identification No.)
       incorporation or organization)

           3300 Providian Center                              40202
           400 West Market Street                           (Zip Code)
               Louisville, KY
  (Address of principal executive offices)

                                (502) 569-7300
             (Registrant's telephone number, including area code)
                             ____________________

                                                                 Title of Each Class       Name of Each Exchange
                                                                 -------------------       ---------------------
                                                                                            on Which Registered
                                                                                            -------------------
 Securities registered pursuant to Section 12(b) of the Act   Common Stock, par value   New York Stock Exchange
                                                              $.25 per share
                                                              6% Convertible            New York Stock Exchange
                                                              Subordinated Notes Due
                                                              2002
 Securities registered pursuant to Section 12(g) of the Act   None

                             ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of March 21, 1995, there were 27,856,497 shares of the Registrant's Common Stock, $.25 par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on March 21, 1995, was approximately $811,654,800. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
         A portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995. Portions of Parts II and IV are incorporated by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

================================================================================

                               TABLE OF CONTENTS

INTRODUCTION


PART I
         Item 1.    Business
         Item 2.    Properties


PART II
         Item 6.    Selected Financial Data
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations
         Item 8.    Financial Statements and Supplementary Data


PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                 INTRODUCTION

         This report on Form 10-K/A (Amendment No. 1) is being filed with the Securities and Exchange Commission (the "Commission") to amend Items 1, 2, 6, 7, 8, and 14 of the Annual Report on Form 10-K of Vencor, Inc. (the "Company") for the year ended December 31, 1994.

         The above-referenced items appear in their entirety in this report and have been amended in response to the Commission's review of the Company's 1994 Form 10-K filing.

         The consent of Ernst & Young is included in this report as Exhibit 23.


                                    PART I


ITEM 1.      BUSINESS

GENERAL

         The Company operates a network of health care services for patients who suffer from cardiopulmonary disorders. The foundation of the Company's network is a nationwide chain of long-term intensive care hospitals. The Company's hospitals treat medically complex, chronically ill patients who generally are dependent upon ventilators or other life-support devices. The Company's Vencare contract services division treats lower acuity patients at nursing homes and hospitals owned by third parties. Through its subsidiary, Ventech Systems, Inc. ("Ventech"), the Company is developing ProTouch, a comprehensive paperless clinical information system designed to increase the operating efficiencies of the Company's hospitals as well as other health care facilities.

         Since its inception in 1985, the Company has created the nation's largest network of long-term intensive care hospitals. As of December 31, 1994, the Company owned, leased or managed 32 intensive care hospitals, one general acute care hospital and one long-term hospital unit located in 15 states with a total of 2,511 licensed beds. As of December 31, 1994, the Company's Vencare division had contracts to provide respiratory care services and supplies to 600 nursing facilities and subacute care services to 30 nursing facilities and hospitals located in 22 states.

         The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. It was reorganized as a Delaware corporation in 1987. The Company changed its name to Vencor, Incorporated in 1989, and to Vencor, Inc. in 1993.

         Management believes that specialized care for all levels of the cardiopulmonary continuum is an emerging segment of the health care industry. Major factors contributing to the growth in demand for the Company's services for chronically ill patients include the following:

         Increased Patient Population. Improved medical care and advancements in medical technology have increased the survival rates for infants born with severe medical problems, as well as victims of disease and trauma of all ages. Many of these patients never fully recover and require long-term hospital care. The incidence of chronic respiratory problems increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes there will be an increase in the need for long-term hospital and other levels of respiratory care. Typically more than 70% of the Company's hospital patients are over 65 years of age.

         Medically Displaced Patients. The Company's hospital patients require a high level of monitoring and specialized care, yet may not require the continued services of an ICU. Due to their severe medical conditions, the Company's hospital patients generally cannot receive adequate treatment on a general floor of a general acute care hospital and cannot qualify for admission to a skilled nursing facility or rehabilitation hospital. The Company's expansion into respiratory care and contract subacute services enables it to treat those patients whose recovery permits their discharge from the hospital setting.

         Economically Displaced Patients. Historically, reimbursement policies and practices designed to control health care costs have made it difficult to place medically complex, chronically ill patients in an appropriate health care setting. Under the Medicare program, general acute care hospitals are reimbursed under the prospective payment system ("PPS"), a fixed payment system which provides an economic incentive to general acute care hospitals to minimize the length of patient stay. As a result, these hospitals generally receive less than full cost for providing care to long-stay patients. Furthermore, PPS does not provide for reimbursement more frequently than once every 60 days, placing an additional economic burden on a general acute care hospital providing long-term care. The Company's long-term hospitals, however, are exempt from PPS and thus receive reimbursement on a more favorable basis for providing long-term hospital care to Medicare patients. Commercial reimbursement sources, such as insurance companies and health maintenance organizations, many of which pay based on established hospital charges, typically seek the most economical source of care available. The Company believes that its emphasis on long-term hospital care allows it to provide high quality care to chronic patients on a cost-effective basis. In addition, the Company's Vencare services allow the Company to provide its cardiopulmonary services to lower acuity patients in less costly alternate sites.

         The Company's success in treating acutely ill patients with chronic respiratory disorders has enabled it to expand the scope of its services outside of the hospital setting. The Company is developing a system for providing care at all levels of the cardiopulmonary continuum through its network of respiratory therapy and subacute contract services.

VENCOR STRATEGY

         The health care system of the United States has entered a period of significant change. Factors affecting the health care system include cost containment, the expansion of managed care, improved medical technology and an increased focus on measurable medical outcomes. The Company believes that these factors will lead to more patient-focused care in lower cost alternate sites by providers who are able to demonstrate high quality, cost-effective care. Accordingly, one of the Company's objectives is to create full-service integrated networks for the care of cardiopulmonary patients. Through the creation of these networks, the Company intends to position itself to provide cardiopulmonary care in multiple sites of service, which may include hospitals, skilled nursing facilities and patient homes. By providing a full range of cardiopulmonary care for patients of varying levels of acuity, the Company believes that it will be positioned to provide its services under reimbursement methodologies such as capitation and case rates. In addition, the Company is exploring ways in which it can transfer its expertise in the efficient delivery of cardiopulmonary care to other health care businesses, including affiliation with, or acquisition of, other health care businesses. The Company's strategy for creating full-service integrated networks for cardiopulmonary care is as follows:

         Focus on Long-Term Care Continuum. The Company intends to continue expanding its hospital operations as the core of its cardiopulmonary network. The Company expects to purchase or lease from 10 to 12 additional long-term hospitals over the next two to three years. The Company generally seeks hospitals located in major metropolitan areas with fewer than 100 beds. The Company conducts market research prior to entering new markets, which research may address: (i) the need for placement of ventilator-dependent patients or other classes of chronic patients; (ii) the existing physician referral patterns; (iii) the presence of competitors; (iv) the payor mix; and (v) the political and regulatory climate.

         To date in 1995, the Company has acquired one additional hospital and purchased one hospital previously managed by the Company. Although the Company is continually considering opportunities for future growth and is actively negotiating to acquire additional hospitals, as of March 22, 1995, the Company had not entered into any agreement regarding future acquisitions, except agreements to acquire two hospitals. The agreement to acquire one of the hospitals is subject to significant contingencies.

         Expand Vencare Contract Services. In 1993, the Company initiated its program of providing respiratory therapy and subacute care services in skilled nursing and hospital facilities owned by third parties. These services are a direct extension of the Company's expertise in the care of cardiopulmonary patients. Vencare services are provided pursuant to contracts with skilled nursing facilities and hospitals. Vencare enables the Company to provide its cardiopulmonary services to lower acuity, subacute patients in less costly alternate sites and facilitates patient referrals between its hospitals and affiliated skilled nursing facilities as medical conditions warrant. The Company expects to enter into 100 to 200 additional Vencare service contracts during each of the next two to three years.

         Implement Ventech Patient Information System. The Company has recently begun implementation of its proprietary ProTouch clinical information system. This system will allow clinicians and managers to have simultaneous, multi-site access to patient information. The Company believes that this capability will be critical to its ability to operate successfully in a managed care environment by enabling the Company to document cost-effective clinical outcomes. ProTouch is also designed to enable the Company to reduce labor and overhead costs in its facilities. The Company expects to have ProTouch installed in all of its existing hospitals by the end of 1995. The Company has installed ProTouch at four unaffiliated hospitals and expects to market ProTouch to other health care providers. ProTouch is a registered trademark of the Company.

HOSPITAL OPERATIONS

         The Company's hospitals primarily provide long-term acute hospital care to medically complex, chronically ill patients. The Company's hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. Generally, approximately 70% of the Company's chronic patients are ventilator-dependent for some period of time during their hospitalization. The Company's patients suffer from conditions which require a high level of monitoring and specialized care, yet may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, the

Company's hospital patients generally are not clinically appropriate for admission to a skilled nursing facility or rehabilitation hospital. The medical condition of most of the Company's patients is periodically or chronically unstable. By combining general acute care services with the ability to care for chronic patients, the Company believes that its long-term hospitals provide its patients with high quality, cost-effective care. During 1994, the average length of stay for chronic patients in the Company's long-term hospitals was approximately 60 days. Although the Company's patients range in age from pediatric to geriatric, typically more than 70% of the Company's chronic patients are over 65 years of age.

SERVICES PROVIDED BY COMPANY HOSPITALS

         Chronic. The Company has devised a comprehensive program of care for its chronic patients that draws upon the talents of inter-disciplinary teams, including licensed pulmonary specialists. The teams evaluate chronic patients upon admission to determine a treatment plan with an appropriate level and intensity of care for the patients. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and physical therapy. Individual attention to patients who have the cognitive and physical abilities to respond to therapy is emphasized. Patients who successfully complete treatment programs are discharged to skilled nursing facilities, rehabilitation hospitals or home care settings.

         General Acute Care. The Company operates one general acute care hospital in LaGrange, Indiana. Certain of the Company's long-term hospitals also provide general acute care and outpatient services in support of their long-term care services. Certain of the Company's hospitals maintain subacute units. General acute care and outpatient services may include inpatient services, diagnostic services, emergency services, CT scanning, one-day surgery, hospice services, laboratory, X-ray, respiratory therapy, cardiology and physical therapy. The Company may expand its general acute care and outpatient services as its long-term hospitals mature.

HOSPITAL PATIENT ADMISSION

         Substantially all of the chronic patient admissions to the Company's hospitals are transfers from other health care providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, skilled nursing facilities and home care settings. Approximately 85% of the Company's admissions are directly from the intensive care units of general acute care hospitals. Referral sources include discharge planners, case managers of managed care plans, social workers, physicians, third party administrators, health maintenance organizations ("HMOs") and insurance companies.

         The Company has area case managers who educate health care professionals from other hospitals as to the unique nature of the services provided by the Company's long-term hospitals. The area case managers develop an annual admission plan for each hospital, with assistance from the hospital's administrator. To identify specific service opportunities, the admission plan for each hospital is based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics. The admission plans involve ongoing education of local physicians, utilization review and case management personnel, HMOs, acute care hospitals and preferred provider organizations ("PPOs"). The Company anticipates that it will direct increased efforts toward insurance company case managers, who are responsible for controlling patient costs. All referral information generated by the Company is centralized at the Company's corporate headquarters on an automated patient admission data base. A clinical and financial assessment of the patient is conducted prior to admission. The Corporate or Regional

Referral Office then determines if the patient is appropriate for admission and the decision is transmitted to the appropriate hospital.

PROFESSIONAL STAFF

         Each of the Company's hospitals is staffed with a multi-disciplinary team of health care professionals, including nurses, therapists and physicians. A professional nursing staff trained to care for the long-term acute patient is on duty 24 hours each day in the Company's hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists and registered dietitians.

         The physicians at the Company's hospitals generally are not employees of the Company and may also be members of the medical staff of other hospitals. Each of the Company's hospitals has a fully credentialled, multi-specialty medical staff to meet the needs of the patients. Each patient is visited at least once a day by a staff physician. Typically, the Company does not enter into exclusive contracts with physicians to provide services to its hospital patients. The Company's hospitals and physicians enter into service contracts providing for pulmonary, radiology, pathology, infection control and anesthesiology services, most of which are cancellable on no more than 90 days' notice.

         The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified personnel. The Company seeks the highest quality of professional staff within each market.
Competition for the recruitment of personnel in the health care industry is intense, particularly with respect to nurses.

CENTRALIZED MANAGEMENT AND OPERATIONS

         A hospital administrator supervises and is responsible for the day-to-day operations at each of the Company's hospitals. An on-site controller monitors the financial matters of each hospital. In addition, each hospital employs an assistant administrator to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. The Company's corporate office provides services in the areas of system design and development, training, human resource management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each hospital. The Company has standardized operating procedures and monitors its hospitals to assure consistency of operations. The Company sets operational goals and monitors actual results.

MANAGEMENT INFORMATION AND CONTROL SYSTEM

         The financial information for each Company hospital is centralized at the corporate headquarters through its management information and control system. The Company uses a customized hospital financial reporting system which enables it to monitor, on a daily basis, certain key financial data at each hospital such as payor mix, admissions and discharges, cash collections, net revenues and staffing. This system includes software that is specifically written to accommodate the long-term services provided by the Company's hospitals. In addition, the financial reporting system provides monthly budget analysis, financial comparisons to prior periods and comparisons among the Company's hospitals.

         In 1993, the Company organized a subsidiary, Ventech Systems, Inc. Through Ventech Systems, Inc., the Company intends to install an electronic patient medical record system in all of its hospitals. See "Ventech Systems, Inc."

QUALITY ASSESSMENT AND IMPROVEMENT

         The Company maintains a strategic outcomes program which includes a centralized pre-admission evaluation program and concurrent review for 100% of its patient population against utilization and quality screens, as well as quality of life outcomes data collection and patient and family satisfaction surveys. In addition, each hospital has an integrated quality assessment and improvement program administered by a quality review manager which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are appropriately admitted to the Company's hospitals and that quality health care is rendered to them in a cost-effective manner.

         The Company has implemented a program whereby its hospitals will be reviewed annually by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The purposes of this internal review process are to: (1) ensure ongoing compliance with industry recognized standards for hospitals, (2) assist management in analyzing each hospital's strengths and weaknesses and (3) provide consulting and educational opportunities for each hospital to identify opportunities to improve care.

VENCARE CONTRACT SERVICES

         In 1993, the Company initiated its Vencare contract services program. Through its Vencare division, the Company has expanded the scope of its cardiopulmonary care by providing subacute and respiratory care services and supplies to skilled nursing facilities and hospitals. For the year ended December 31, 1994, net revenues from Vencare contract services represented 9.7% of the Company's net revenues.

         Respiratory Care Services. The Company provides respiratory care services to nursing home patients pursuant to contracts between the Company and the nursing home. The services are provided by respiratory therapists based at the Company's hospitals. These respiratory therapists perform a wide variety of procedures, including oxygen therapy, bronchial hygiene, nebulizer and aerosol treatments, tracheostomy care, ventilator management and patient respiratory education. Pulse oximeters and arterial blood gas machines are used to evaluate a patient's condition, as well as the effectiveness of treatment. The Company also provides respiratory equipment and supplies to nursing homes.

         The Company bills the nursing homes for services rendered and the nursing home, in turn, bills the appropriate provider. Respiratory therapy and supplies are covered under the Medicare program and reimbursed as an ancillary service when the service is provided by hospital-based respiratory therapists. Many commercial insurers and managed care providers are seeking hospital discharge options for lower acuity respiratory patients. Management believes that the Company's pricing and successful clinical outcomes make its respiratory care program attractive to commercial insurers and managed care providers.

         On December 30, 1994, the Company acquired certain assets of Curacare, Inc., a subsidiary of American Shared Hospital Services. Pursuant to this acquisition, Vencare began managing eight cardiopulmonary departments for hospitals located in six states.

         At December 31, 1994, the Company had entered into contracts to provide respiratory care services and supplies to 600 nursing homes.

         Subacute Services. As of December 31, 1994, the Company had entered into contracts to provide subacute care services to 30 nursing homes and hospitals owned by third parties. These services, which are also an extension of the cardiopulmonary services provided by the Company's hospitals, may include ventilator management, tracheostomy care, continuation of airway restoration programs, enteral and parenteral nutritional support, IV therapy for hydration and medication administration, progressive wound care, chronic chest tube management, laboratory, radiology, pharmacy and dialysis services, customized rehabilitation services and program marketing. Subacute patients generally require assisted ventilation achieved through mechanical ventilation.

         Expansion of Vencare Contract Services. The Company intends to expand the scope of its contract subacute and respiratory care operations. The Company expects to enter into 100 to 200 additional Vencare service contracts during each of the next two to three years. The Company is also continuing to explore and develop opportunities for related health care businesses.

         On January 26, 1995, the Company acquired, through its Vencare subsidiary, Hospice Homecare, Inc., a privately-held company based in Cincinnati, Ohio. Hospice Homecare, Inc. provides hospice services to nursing home patients, as well as hospitals and residences in the Columbus and Cincinnati markets.

VENTECH SYSTEMS, INC.

         In 1993, the Company formed Ventech to develop the ProTouch electronic patient medical record system. ProTouch is a software application which allows nurses, physicians and other clinicians to manage patient information. The system serves as a central repository of patient clinical data and as a retrieval tool for organizing that data.

         Among the features of ProTouch are on-line access and update of an electronic patient chart, on-line trend analysis using electronic flowsheets and graphs, and remote access for authorized users. The system is designed to decrease administrative time, reduce paper and support the delivery of quality care.

         The Company expects to have ProTouch installed in all of its existing hospitals by the end of 1995. The Company has installed ProTouch at four unaffiliated hospitals and intends to market ProTouch to other health care providers in the future.

SELECTED OPERATING INFORMATION

         The following table sets forth certain operating information for the Company's hospitals.

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                   1992        1993           1994
                                                                   ----        ----           ----
         Hospitals in operation                                      18          26             33

         Hospitals closed for renovation                              4           3              1

         Number of licensed beds                                  1,717       2,198          2,511

         Patient days                                           223,483     293,367        403,623

         Average daily census                                       620         875          1,123

         Occupancy percentage                                        43%         44%            49%

         As used in the above table, the term "licensed beds" refers to the maximum number of beds permitted in the hospital under its license regardless of whether the beds are actually available for patient care. "Patient days" refers to the total number of days of patient care provided by the Company's hospitals for the periods indicated. "Average daily census" is computed by dividing each hospital's patient days by the number of calendar days the respective hospital is in operation. "Occupancy percentage" is computed by dividing average daily census by the number of licensed beds, adjusted for the length of time each facility was in operation during each respective period. The number of licensed beds approximates the number of beds in service.

         The Company initiated its contract services business in 1993. The following table sets forth information concerning the growth of this business:

                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                                 1993          1994
                                                                                 ----          ----

Number of respiratory therapy and supply contracts (at period end) . . . . . . . .128          600
Number of subacute care contracts (at period end). . . . . . . . . . . . . . . . .  0           30
Percentage of net revenues from contract services. . . . . . . . . . . . . . . . .1.2%         9.7%

SOURCES OF NET REVENUES

         The Company receives payment from third-party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, HMOs, PPOs and contracted providers. Payments from government programs are generally based upon cost and payments from non-government payors are generally based upon charges. Patients covered by non-government payors are generally more profitable to the Company than those covered by government programs. The following table sets forth the approximate percentages of the Company's net revenues derived from non-government and government payors for the periods indicated.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                  1992           1993         1994
                                                                  ----           ----         ----
Non-government net revenues  . . . . . . . . . . . . . . . . .     46%            38%          39%
Government net revenues. . . . . . . . . . . . . . . . . . . .     52%            60%          60%
Other revenues  . . . . . . . . . . . . . . . .  . . . . . . .      2%             2%           1%

         The foregoing information should not necessarily be considered indicative of the future mix of revenue sources for the Company's hospitals.

COMPETITION

         As of December 31, 1994, the hospitals owned, leased or managed by the Company were located in 30 geographic markets in 15 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by the Company's hospitals. In addition, as of January 25, 1995, there were 151 hospitals in the United States certified by Medicare as general, long-term hospitals, some of which provide similar cardiopulmonary services to those provided by the Company's hospitals. Many of these general, short-term and general, long-term care hospitals are larger and more established than the Company's hospitals. Certain hospitals that compete with the Company's hospitals are operated by not-for-profit, non-taxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company's hospitals. Cost-containment efforts by federal and state governments and other third-party payors designed to encourage more efficient utilization of hospital services have resulted in lower hospital occupancy in recent years. As a result of these efforts, a number of acute care hospitals have converted to specialized care facilities. Some hospitals are developing step-down units which attempt to serve the needs of patients who require care at a level between that provided by an intensive care unit and a general, medical/surgical floor. This trend is expected to continue due to the current oversupply of acute care hospital beds and the increasing consolidation and affiliation of free-standing hospitals into larger systems. As a result, the Company may experience increased competition from existing hospitals and converted facilities.

         Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the long-term intensive care business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians.
Other companies have entered the long-term intensive care market with licensed hospitals that compete with the Company's hospitals.

         Some skilled nursing facilities, while not licensed as hospitals, have developed units which provide a greater intensity of care than the care typically provided by a skilled nursing facility. Although some of these skilled nursing facilities have marketed their services to the ventilator care market on the basis of cost, the condition of patients in these skilled nursing facility units is less acute than the condition of patients cared for in the Company's hospitals. The Company provides respiratory care services to certain nursing homes and subacute care services to certain nursing homes and other hospitals. See "Vencare Contract Services."

         The competitive position of any hospital, including the Company's hospitals, is also affected by the ability of its management to negotiate contracts with purchasers of group health care services, including private employers, PPOs and HMOs. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance health care, and its effect on a hospital's competitive position, vary from market to market, depending on the number and market strength of such organizations.

         The Company also competes with other health care companies for hospital and other health care acquisitions. Although the respiratory therapy and subacute services markets are fragmented, significant competition also exists for the Company's contract respiratory therapy and subacute services. The primary competitive factors for the contract services business are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which the services are provided. Certain hospitals are establishing and managing their own step-down and subacute facilities. Other hospital companies have entered the contract services market through affiliation agreements and management contracts.

REGULATION

         The health care industry is subject to regulation by a number of government and private agencies. Regulatory activities affect the Company's business activities by controlling its growth, requiring licensure and certification for its hospitals, regulating the use of its properties, and controlling reimbursement to the Company for services provided.

         Certificates of Need and State Licensing. Certificate of need ("CON") regulations control the development and expansion of health care services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of certain new services. The stated objective of the CON process is to promote quality health care at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. Recently, some states (including Florida and Tennessee) have amended their CON regulations to require CON approval prior to the conversion of a hospital from general, short-term to general, long-term status. Of the 15 states in which the Company's hospitals were located as of December 31, 1994, Florida, Georgia, Illinois, Massachusetts, Michigan, Missouri, North Carolina, Pennsylvania and Tennessee have CON programs. The Company was not required to obtain a CON in connection with previous acquisitions, with the exception of Vencor Hospital - St. Louis, due to the relatively low renovation costs and the absence of the need for additional licensed beds or change in services. CONs may be required in connection with the Company's future expansion. There can be no assurance that the Company will be able to obtain the CONs necessary for any or all future projects. If the Company is unable to obtain the requisite CONs, its growth and business could be adversely affected.

         State licensing of hospitals is a prerequisite to the operation of each hospital and to participation in government programs. Once a hospital becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of the Company's hospitals in operation have obtained the necessary licenses to conduct business.

         Medicare and Medicaid. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which hospital benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under Medicare and Medicaid. A substantial portion of the Company's revenues is derived from patients covered by Medicare and Medicaid. See "Sources of Net Revenues."

         In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the Department of Health and Human Services ("HHS") relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. The Company has developed a management system to ensure compliance with the various standards and requirements. Each of the Company's hospitals employs a person who is responsible for an on-going quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys. The Medicare survey is limited if the hospital is accredited by JCAHO. All the Company's operating hospitals are certified as Medicare providers. As of December 31, 1994, 32 of the Company's hospitals were also certified by their respective state Medicaid programs. Applications are pending for Medicaid certification with respect to the Company's other hospitals. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid.

         Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect cost of the services provided to beneficiaries. The Social Security Amendments of 1983 implemented the prospective payment system ("PPS") as a way of controlling costs. Under PPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups ("DRGs"). The DRG payment under PPS is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with unusually long lengths of stay or higher treatment costs. Outlier payments are only designed to cover marginal costs. Additionally, PPS payments can only be made once every 60 days. Thus, PPS creates an economic incentive for general, short-term hospitals to discharge chronic Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general, long-term hospitals are excluded from PPS. Management believes the incentive for short-term hospitals to discharge chronic medical patients as soon as clinically possible creates a substantial referral source for the Company's general long-term hospitals.

         The Social Security Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children's and general, long-term hospitals from PPS.
A general, long-term hospital is defined as a hospital which has an average length of stay of greater than 25 days. Inpatient operating costs for general, long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate ("Target") per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Until October 1991, Medicare operating costs per discharge in excess of the Target were not reimbursed. Effective October 1, 1991, Medicare operating costs in excess of the Target are reimbursed at the rate of 50% of the excess up to 10% of the Target. Hospitals whose operating costs are lower than the Target are reimbursed their actual costs plus an incentive. The incentive is equal to 50% of the difference between the actual operating costs and the Target. The incentive is limited to 5% of the Target. New hospitals can apply for an exemption from the TEFRA Target provisions. For hospitals certified prior to October 1, 1992, the exemption was optional and, if granted, lasted for three full years. For certifications after October 1, 1992, the exemption is automatic and is effective for two full years. As of December 31, 1994, 19 of the Company's hospitals were subject to TEFRA Target provisions. The Company's other hospitals were not subject to TEFRA because they had qualified for the new hospital exemptions described above. During 1995, seven more of the Company's hospitals will become subject to TEFRA Target provisions. The TEFRA limits have not had a material adverse effect on the Company's results of operations. The Company does not expect that the TEFRA limits will have a material effect on the Company's results of operations over the next two to three years.

         Medicare and Medicaid reimbursements are generally determined from annual cost reports filed by the Company. These cost reports are subject to audit by Medicare and Medicaid. The Company has established reserves for possible adjustments at levels which management believes to be adequate to cover any adjustments resulting from audits of these cost reports. To date, adjustments of the Company's cost reports have not had an adverse effect on the Company's financial position.

         Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs") in order to ensure efficient utilization of hospitals and services. A PRO may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments upon admission or retrospectively for services provided to a patient. Such review is subject to administrative and judicial appeal. Each of the Company's hospitals employs a quality assessment and improvement manager, who is a clinical professional, to administer the hospital's integrated quality assurance and improvement program, including its utilization review program. To date, PRO denials have not had an adverse effect on the Company's financial position.

         Medicare and Medicaid antifraud and abuse amendments codified under
Section 1128B(b) of the Social Security Act (the "Antifraud Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid. Sanctions for violating the Antifraud Amendments include criminal and civil penalties and exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS and the Office of the Inspector General ("OIG") specified certain "safe harbors" which describe conduct and business relationships permissible under the Antifraud Amendments. These "safe harbor" regulations may result in more aggressive enforcement of the Antifraud Amendments by HHS and the OIG.

         Section 1877 of the Social Security Act (commonly known as "Stark I") states that a physician who has a financial relationship with a clinical laboratory is generally prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions ("Stark II") amending Section 1877 to greatly expand the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II (the "Stark Provisions"), a "financial relationship" is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark Provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties.

         The Company believes that its contractual arrangements and the operations of its hospitals do not violate the Antifraud Amendments or the Stark Provisions. Nevertheless, because of the breadth of these statutory provisions and the likelihood that financial relationships between providers will be subject to increased scrutiny as health care reform efforts continue on federal and state levels, there can be no assurance that the Company's arrangements with its providers will not be challenged.

         Health Care Reform. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures which would effect major changes in the health care system. In October 1993, the Clinton Administration submitted comprehensive health care reform legislation to Congress designed to provide, among other things, for universal access to health care. Neither the Clinton Administration's plan nor other health care reform legislation was enacted by Congress.

         A number of legislative proposals have contained a moratorium on the designation of additional long-term hospitals for Medicare reimbursement purposes. However, the Company cannot predict the form of health care reform legislation which may be proposed in Congress or in state legislatures in the future and whether and in what form such legislation will be adopted. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the Company's future growth, net revenues and net income.

         Gramm-Rudman. The Company's Medicare revenues may be adversely affected by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended ("Gramm-Rudman"). Under Gramm-Rudman, if the Office of Management and Budget and the Congressional Budget Office determine that the federal deficit will exceed certain specified levels for a federal fiscal year through 1995, sufficient reductions in federal spending must be made to remove the excess deficit. One-half of these reductions must be made in non-defense programs. Although Medicaid funding is exempt from reductions under Gramm-Rudman, the Medicare program is not. If reductions are made in the Medicare program, each payment to providers that is paid on a reasonable cost basis may be reduced. Payment reductions under Gramm-Rudman in federal fiscal years through 1995 could have an adverse effect on the Company's net revenues and earnings. However, because the actual amount of the reduction for any fiscal year may vary according to the federal deficit, the financial impact of Gramm-Rudman on the Company cannot be predicted.

         JCAHO Accreditation. Hospitals receive accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other health care facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, including, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 1994, 29 of the Company's hospitals were accredited by JCAHO. The Company intends to apply for JCAHO accreditation for its other hospitals within the next year. The Company intends to seek and obtain JCAHO accreditation for any additional hospitals it may purchase or lease and convert into long-term hospitals. The Company does not believe that failure to obtain JCAHO accreditation at any hospital would have a material adverse effect on the Company.

         State Regulatory Environment. The Company currently owns or leases four hospitals and manages a chronic hospital unit in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's net revenues and net income. Accordingly, the Company's net revenues and net income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The Company currently operates six hospitals in Texas and five hospitals in California which contribute a significant portion of the Company's net revenues and net income. Although Texas and California do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the Company's net revenues and net income. The Company is unable to predict whether and in what form such legislation will be adopted. The Company's net revenues and net income could be adversely affected by other state rate setting laws. Certain other states in which the Company operates hospitals require hospitals to disclose specified financial information. In evaluating markets for expansion, the Company will consider the regulatory environment, including but not limited to, any mandated rate setting.

EMPLOYEES

         As of December 31, 1994, the Company had approximately 4,040 full-time and 2,915 part-time employees. The Company believes its relations with its employees are good.

LIABILITY INSURANCE

         The Company maintains professional malpractice liability insurance and general liability insurance in amounts of $1,000,000 per claim and $3,000,000 per annual aggregation of claims for each of its hospitals except the hospitals located in Indiana and Pennsylvania. The Company maintains professional malpractice liability insurance for the Indiana and Pennsylvania hospitals in an amount which covers maximum permissible liability under applicable state law. The Company also maintains $50,000,000 umbrella coverage. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of malpractice insurance coverage.

ITEM 2.      PROPERTIES

         The following table sets forth certain information regarding the hospitals owned, leased or managed by the Company as of December 31, 1994:

                          Number of                                             Leased from
        State             Hospitals        Licensed Beds         Owned         Third Parties        Managed
        -----             ---------        -------------         ----         -------------        -------
 Arizona                     3                   159               2                1                  -
 California                  6                   545               5                1                  -
 Colorado                    1                    68               1                -                  -
 Florida                     5                   278               3                1                  1
 Georgia                     1                    72               -                1                  -
 Illinois                    2                   154               2                -                  -
 Indiana                     2                   121               2                -                  -
 Massachusetts               1                    65               1                -                  -
 Michigan                    1                   160               1                -                  -
 Missouri                    2                   227               2                -                  -
 North Carolina              1                   124               1                -                  -
 Oklahoma                    1                    59               1                -                  -
 Pennsylvania                1                    63               -                -                  1
 Tennessee                   1                    49               1                -                  -
 Texas                       6                   367               5                1                  -
                            --                 -----              --               --                 --

 Total                      34                 2,511              27                5                  2
                            ==                 =====              ==               ==                 ==

         The Company expects to expend approximately $30,000,000 to renovate and improve newly acquired and existing hospitals during 1995. The Company believes that its hospitals are adequate for the Company's future needs in such locations.

                                    PART II

ITEM 6.      SELECTED FINANCIAL DATA

 (In thousands, except per share data)                             Year Ended December 31

                                                1994          1993            1992          1991          1990
- ----------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net revenues
      Patient revenues                       $396,766       $276,587        $210,721      $132,404       $77,194
      Other revenues                            3,252          5,648           3,969         2,897         2,650
                                             -------------------------------------------------------------------
                  Net revenues                400,018        282,235         214,690       135,301        79,844
Expenses
      Hospital operating expenses             298,077        212,925         166,327       106,850        66,268
      Corporate general and
          administrative expenses              22,213         11,845          10,276         7,390         5,119
      Depreciation and
          amortization                         20,390         12,705           7,402         3,248         1,494
      Interest                                  6,787          6,375           2,129           725         1,373
                                             -------------------------------------------------------------------
                  Total expenses              347,467        243,850         186,134       118,213        74,254
                                             -------------------------------------------------------------------
 Income before income taxes                    52,551         38,385          28,556        17,088         5,590
 Income taxes                                  21,135         15,461          11,128         7,002         2,274
                                             -------------------------------------------------------------------
 Net income                                  $ 31,416       $ 22,924        $ 17,428      $ 10,086       $ 3,316
                                             ===================================================================

Net income per share
      Primary                                $   1.20       $   0.85        $   0.63      $   0.42       $  0.19
      Fully diluted                          $   1.13       $   0.85        $   0.63      $   0.42       $  0.19
Shares used in per share calculation
      Primary                                  25,994         27,072          27,507        24,047        17,348
      Fully diluted                            30,417         27,072          27,507        24,047        17,348

                                                                   Year Ended December 31
                                               1994           1993            1992          1991          1990
- ----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                              $ 76,907       $ 61,670        $ 54,546      $ 72,826       $20,265
Total assets                                  390,372        294,265         294,229       148,234        56,123
Long-term debt, less current
      portion                                 141,899        116,370         116,830           866        12,761
Shareholders' equity                          183,727        131,096         144,801       126,047        30,191


Note: The above historical results are not necessarily indicative of future operating results. All of the information should be read in conjunction with the audited financial statements contained elsewhere herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's net revenues are derived primarily from services provided to patients, both at the Company's intensive care hospitals and other facilities at which the Company provides services on a contract basis. As of December 31, 1994, the Company owned 26 intensive care hospitals, leased five intensive care hospitals and managed one intensive care hospital. The Company also owned one general acute care hospital and managed one long-term care unit in a general acute care hospital. These facilities had a total of 2,511 licensed beds. The following table shows the number of hospitals in operation at the dates indicated:

                                                                      December 31
                                                1994             1993             1992             1991
- ---------------------------------------------------------------------------------------------------------
 Hospitals in operation                            33               26                18               14
 Hospitals closed for renovation                    1                3                 4                3
 Number of beds                                 2,511            2,198             1,717            1,250
 Patient days                                 403,623          293,367           223,483          150,564
 Average daily census                           1,123              875               620              459

The Company initiated its contract services business in 1993. The following table sets forth information concerning the growth of this business:

                                                                                             December 31
                                                                                      1994                 1993
- ----------------------------------------------------------------------------------------------------------------
 Number of respiratory therapy and supply contracts
       (at period end)                                                                  600                  128
 Number of subacute care contracts (at period end)                                       30                    0
 Percentage of net revenues from contract services                                      9.7%                 1.2%
- ----------------------------------------------------------------------------------------------------------------

         The Company's net income is affected by changes in sources of revenue. Rates paid by private insurers, including those which provide Medicare supplemental insurance, are based on established charges and are generally higher than Medicare reimbursement rates.

         Depending on the rate at which the Company acquires new hospital facilities, start-up losses could have an adverse effect on the earnings of the Company during the start-up periods of newly acquired facilities. Historically, the net revenues from newly acquired long-term hospitals have increased gradually as the long-term hospitals mature due to increases in patient census and a more favorable payor mix. It has been the Company's experience that the period required for long-term hospitals to mature is generally 18 to 24 months.

RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentages of net revenues represented by certain items reflected in the Company's statements of operations.

                                                                                                   Year to Year
                                                                                                Increase/(Decrease)
                                                                                                -------------------
                                                                                                  1993        1992
                                                          Year Ended December 31                   to          to
                                                   1994               1993             1992       1994        1993
- -------------------------------------------------------------------------------------------------------------------
Net revenues:
 Patient revenues                                  99.2%            98.0%               98.2%      43.5%       31.3%
 Other revenues                                     0.8              2.0                 1.8      (42.4)       42.3
                                                  -----------------------------------------------------------------
  Total net revenues                              100.0            100.0               100.0       41.7        31.5
                                                  -----------------------------------------------------------------

Hospital operating expenses                        74.5             75.4                77.5       40.0        28.0
 Corporate general and
  administrative                                    5.6              4.2                 4.8       87.5        15.3
Depreciation and amortization                       5.1              4.5                 3.4       60.5        71.6
Interest                                            1.7              2.3                 1.0        6.5       199.4
                                                  -----------------------------------------------------------------
    Total expenses                                 86.9             86.4                86.7       42.5        31.0
                                                  -----------------------------------------------------------------

Income before income taxes                         13.1             13.6                13.3       36.9        34.4
Income taxes                                        5.3              5.5                 5.2       36.7        38.9
                                                  -----------------------------------------------------------------
Net income                                          7.8%             8.1%                8.1%      37.0        31.5
                                                  =================================================================


YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

         Net revenues increased 31.5% from $214,690,000 to $282,235,000 in
1993, and 41.7% to $400,018,000 in 1994. Net revenues from hospitals increased 31.3%, from $210,721,000 to $276,587,000 in 1993, and 43.5% to $396,766,000 in
1994.

         Of the approximately $65,866,000 increase in net patient revenues in 1993, 37.7% was attributable to net revenues from new hospitals that were opened during 1993, and 62.3% was attributable principally to higher patient census at the hospitals that were in operation at the beginning of 1993. Of the $41,022,000 increase in net patient revenues at the Company's hospitals that were in operation for all of 1993, $7,002,000 or 17.1% was attributable to an increase in the number of patients covered by non-government payors.

         Of the approximately $120,179,000 increase in net patient revenues in 1994, 7.2% was attributable to hospitals that were opened in 1994, 61.2% was attributable to higher patient census and improved payor mix at hospitals that were in operation at the beginning of 1994, and 29.5% was attributable to expansion of the Company's Vencare contract services.

         Net patient revenues from non-government sources (e.g., commercial insurance companies, HMOs, PPOs, contract services) increased 10.5% from $98,013,000 to $108,286,000 in 1993, and 43.0% to $154,858,000 in 1994. The
percentage of the Company's net patient
revenues derived from non-government sources decreased from 46% to 38% in 1993 and increased to 39% in 1994. The decrease in 1993 was due in large part to the significant number of the Company's hospitals which were in the start-up phase, and a high percentage of those hospitals being located in California, where the average cost per patient day was higher than the Company average, and to the increase in Medicare patient days.

         Net patient revenues from the Company's Vencare program, which provides contract subacute and other respiratory care services, increased to $38,907,000, or 9.7% of net revenues for the year ended December 31, 1994 compared to $3,409,000, or 1.2% of net revenues for the year ended December 31, 1993.

         Other revenues increased from $3,969,000 to $5,648,000 in 1993 and decreased to $3,252,000 in 1994. The increase in other revenues in 1993 was related primarily to investment income from the proceeds of the Company's convertible note offering in September 1992. The decrease in other revenues in 1994 was primarily due to the decrease in remaining proceeds from that offering. At December 31, 1992, 1993 and 1994, the Company's total cash, investments, and investments available for acquisitions and general corporate purposes was $110,920,000, $31,591,000 and $3,055,000, respectively.

         Hospital operating expenses increased 28.0% from $166,327,000 in 1992 to $212,925,000 in 1993 and 40.0% to $298,077,000 in 1994. The increase in 1993 was primarily due to the addition of new hospital facilities and increased patient census. The increase in 1994 was primarily due to new hospital facilities, increased patient census, and the costs related to the Company's Vencare program. The number of hospitals in operation increased 44.4% from 18 in 1992 to 26 in 1993 and increased 26.9% to 33 in 1994. Patient days increased 31.3% from 223,483 in 1992 to 293,367 in 1993 and 37.6% to 403,623 in
1994. As a percentage of net revenues, these expenses decreased from 77.5% to 75.4% and 74.5% in 1992, 1993 and 1994, respectively.

         The Company's most significant hospital operating expenses are those attributable to salaries, wages and benefits. Hospital salaries, wages and benefits increased 30.4% from $97,381,000 in 1992 to $126,967,000 in 1993 and increased 45.8% to $185,128,000 in 1994. Such expenses as a percentage of net revenues are relatively higher at newly developed long-term hospitals which require a basic complement of staff on the day the hospital opens, regardless of patient census. The Company's experience to date indicates that this percentage decreases as a hospital matures. Supplies expenses, including costs for food, utilities and purchased contractual services, such as pharmacy and laboratory services, vary with changes in patient census and inflation.

         Corporate general and administrative expenses increased 15.3% from $10,276,000 in 1992 to $11,845,000 in 1993 and 87.5% to $22,213,000 in 1994.
For 1992, 1993 and 1994, these expenses were 4.8%, 4.2% and 5.6% of net revenues, respectively. The increase from 1993 to 1994 was primarily attributable to the development and installation of the Company's ProTouch clinical information system.

         Depreciation and amortization increased 71.6% from $7,402,000 in 1992 to $12,705,000 in 1993 and 60.5% to $20,390,000 in 1994, as the Company
purchased and renovated additional hospital facilities. In addition, the Company recorded amortization expense relating to intangible and other assets.

         Interest expense increased 199.4% from $2,129,000 in 1992 to $6,375,000 in 1993 and increased 6.5% to $6,787,000 in 1994. Interest expense in 1993 and 1994 increased primarily due to the issuance of $115,000,000 in 6% convertible notes in September 1992. At December 31, 1992, 1993 and 1994, the Company's outstanding aggregate borrowings were $117,410,000, $117,040,000, and $142,803,000, respectively.


QUARTERLY RESULTS

         The Company's quarterly results of operations have fluctuated due to the addition of new hospitals and the expansion of the Company's Vencare contract services. The following table presents unaudited quarterly operating results for the eight fiscal quarters beginning January 1, 1993 and ended December 31, 1994. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere herein. The information includes all normal recurring adjustments the Company considers necessary for a fair presentation thereof, in accordance with generally accepted accounting principles.

In Thousands
                                           1994                                             1993
                        --------------------------------------------------------------------------------------------
                           Q1         Q2          Q3           Q4           Q1          Q2         Q3          Q4
- --------------------------------------------------------------------------------------------------------------------
Net revenues:
 Patient revenues       $86,305    $97,436     $103,087      $109,938     $61,209    $65,759     $70,874     $78,745
 Other revenues             658      1,098          396         1,100       1,340      1,188       1,548       1,572
                        --------------------------------------------------------------------------------------------
Total net revenues       86,963     98,534      103,483       111,038      62,549     66,947      72,422      80,317

Hospital operating
 expenses                66,532     73,574       77,206        80,765      47,538     51,021      54,229      60,137
Corporate general
 and administrative       4,697      5,686        4,908         6,922       2,747      2,588       2,927       3,583
Depreciation and
 amortization             4,088      5,443        5,537         5,322       2,931      3,016       3,197       3,561
Interest                  1,773      1,700        1,875         1,439       1,775      1,427       1,542       1,631
                        --------------------------------------------------------------------------------------------
  Total expenses         77,090     86,403       89,526        94,448      54,991     58,052      61,895      68,912
                        --------------------------------------------------------------------------------------------

Income before
 income taxes             9,873     12,131       13,957        16,590       7,558      8,895      10,527      11,405
Income taxes              3,953      4,849        5,627         6,706       3,023      3,558       4,286       4,594
                        --------------------------------------------------------------------------------------------
Net income              $ 5,920    $ 7,282     $  8,330      $  9,884     $ 4,535    $ 5,337     $ 6,241     $ 6,811
                        =============================================================================================

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased from $25,866,000 in 1992 to $30,202,000 in 1993 and to $30,848,000 in 1994.

         Net cash used in investing activities was $167,208,000 in 1992 compared to net cash provided by investing activities of $5,934,000 in 1993. Net cash used in investing activities was $69,767,000 in 1994. Net cash used in investing activities in 1992 included the acquisition of five hospital facilities, as well as renovation costs of newly acquired and existing hospital facilities.

The Company also invested $90 million from its September 1992 convertible note offering. The Company used approximately $75 million of these investments in 1993 to acquire seven new hospital facilities, as well as fund facility renovation costs. Net cash used in investing activities in 1994 included the acquisition of five hospital facilities, as well as renovation costs. A portion of the 1994 renovation cost was funded by the remainder of the 1992 convertible note offering which amounted to $14.9 million.

         Net cash provided from financing activities was $115,515,000 in 1992 compared to net cash used in financing activities of $37,721,000 in 1993. Net cash provided by financing activities was $25,963,000 in 1994. Net cash provided by financing activities in 1992 was primarily the result of the issuance of $115 million of convertible notes in September 1992. Net cash used in financing activities in 1993 includes the purchase of the Company's stock at a cost of $37,455,000. Net cash provided by financing activities in 1994 relates primarily to borrowings under the Company's revolving credit agreement.

         Historically, the Company has financed its growth and operations principally through the issuance of equity and debt securities, bank borrowings and cash flow from operations.

         The Company uses capital for the acquisition and renovation of new hospital facilities, property and equipment additions and the acquisition of businesses. During the year ended December 31, 1994, the Company used capital of approximately $100,000,000 for these purposes. The Company expects to expend similar amounts of capital for these purposes in 1995. The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, unused bank revolving credits and equity. At December 31, 1994, there were projects under construction which had an estimated additional cost to complete of approximately $15,000,000.

         In February 1994, the Company's revolving credit agreement was amended to increase the principal amount available from $50,000,000 to $100,000,000. In January 1995, the Company's revolving credit agreement was amended to increase the principal amount available from $100,000,000 to $200,000,000. At December 31, 1994, the Company had an outstanding balance of $26,000,000 under this line of credit.

         Working capital was $76,907,000 and $61,670,000 as of December 31, 1994 and December 31, 1993, respectively. Cash, cash equivalents and short-term investments totaled $3,055,000 and $16,630,000 at December 31, 1994 and December 31, 1993, respectively.

         The Company intends to continue to expand its operations by purchasing or leasing approximately 10 to 12 additional hospitals over the next two to three years and converting them into intensive care hospitals. The Company also expects to enter into 100 to 200 additional respiratory and subacute care services contracts during each of the next two to three years. The Company is continuing to explore and develop opportunities for related healthcare businesses. The Company expects to finance its liquidity, capital expenditure and expansion programs using the proceeds of its February 1995 equity offering, as well as funds generated from internal operations, funds available under the revolving credit agreement (recently increased to $200 million) or additional borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is included in the Index to Consolidated Financial Statements on Page F-1 of this report.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         Exhibit
         Number           Description of Document
         ------           -----------------------
         1. and 2.        List of Financial Statements and Financial Statements Schedules.
                               The accompanying Index to Consolidated Financial Statements on Page F-1 of this Annual
                               Report on Form 10-K/A (Amendment No. 1) is provided in response to this Item.


         3.1 *            Certificate of Incorporation of the Company, as amended.  Exhibit 3.1 to the
                               Company's Registration Statement on Form S-1 (Reg. No. 33-51372) is hereby incorporated by reference.

         3.2 *            Certificate of Ownership and Merger (amending the Company's Certificate of
                               Incorporation in connection with its corporate name change).  Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 10, 1993 (Comm. File
                               No. 1-10989) is hereby incorporated by reference.

         3.3 *            Amended and Restated Bylaws of the Company.  Exhibit 4.2 to the Company's Current
                               Report on Form 8-K dated July 21, 1993 (Comm. File No. 1-10989) is hereby incorporated by reference.

         4.1 *            Specimen Common Stock Certificate.  Exhibit 4.1 to the Company's Registration
                               Statement on Form S-3 (Reg. No. 33-71910) is hereby incorporated by reference.

         4.2 *            Indenture relating to the Company's 6% Convertible Subordinated Notes Due 2002
                               (including form of Note).  Exhibit 4(a) to the Company's Quarterly Report on
                               Form 10-Q for the quarter ended September 30, 1992 (Comm. File No. 1-10989) is hereby incorporated by reference.

         4.3 *            Article IV of the Certificate of Incorporation of the Company is included in
                               Exhibit 3.1.

         4.4 *            Fourth Amended and Restated Loan Agreement dated as of January 20, 1995 by and between National City Bank, Kentucky, NBD Bank, PNC Bank, Kentucky, Inc., Bank
                               One Columbus, N.A., Nationsbank of Georgia, First Union National Bank of North
                               Carolina, Mellon Bank, N.A., Wachovia Bank of Georgia, N.A., and the Company.

         4.5 *            Other Debt Instruments - Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

        10.1 **           Vencor, Incorporated Retirement Savings Plan as amended and restated as of January
                               1, 1989.  Exhibit 10.13 to the Company's Registration Statement on Form S-1
                               (Reg. No. 33-36703) is hereby incorporated by reference.

        10.2 **           Amendment No. 1 to the Vencor, Incorporated Retirement Savings Plan dated December
                               7, 1990.  Exhibit 4.4 to the Company's Registration Statement on Form S-8
                               (Reg. No. 33-38188) is hereby incorporated by reference.

        10.3 **           Amendment No. 2 to the Vencor, Incorporated Retirement Savings Plan dated May 15,
                               1991.  Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Reg.
                               No. 33-43097) is hereby incorporated by reference.

        10.4 **           Amendment No. 3 to the Vencor, Incorporated Retirement Savings Plan dated November
                               26, 1991.  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
                               fiscal year ended December 31, 1991 (Comm. File No. 1-10989) is hereby incorporated by reference.

        10.5 **           Amendment No. 4 to the Vencor, Incorporated Retirement Savings Plan dated January
                               15, 1992.  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
                               fiscal year ended December 31, 1991 (Comm. File No. 1-10989) is hereby incorporated by reference.

        10.6 **           Amendment No. 5 to the Vencor, Incorporated Retirement Savings Plan dated January
                               15, 1992.  Exhibit 10.6 to the Company's Annual Report on Form 10-K for the
                               fiscal year ended December 31, 1993 (Comm. File No. 1-10989) is hereby incorporated by reference.

        10.7 **           Amendment No. 6 to the Vencor, Incorporated Retirement Savings Plan dated December
                               22, 1992.  Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
                               fiscal year ended December 31, 1993 (Comm. File No. 1-10989) is hereby incorporated by reference.

        10.8 **           Vencor, Incorporated Retirement Savings Plan Trust Agreement dated July 10, 1990 by and between the Company and First Kentucky Trust Company, Trustee.  Exhibit
                               10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-36703)
                               is hereby incorporated by reference.

        10.9 **           Directors and Officers Insurance and Company Reimbursement Policy.  Exhibit 10.18
                               to the Company's Registration Statement on Form S-1 (Reg. No. 33-43097) is
                               hereby incorporated by reference.

        10.10 **          1987 Non-Employee Directors Stock Option Plan.  Exhibit 10.10 to the Company's
                               Registration Statement on Form S-1 (Reg. No. 33-30212) is hereby incorporated by reference.

        10.11 **          1987 Incentive Compensation Program.  Exhibit 10.9 to the Company's Registration
                               Statement on Form S-1 (Reg. No. 33-30212) is hereby incorporated by reference.

        10.12 **          Amendment to the Vencor, Inc. 1987 Incentive Compensation Program dated May 15,
                               1991.  Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Reg.
                               No. 33-40949) is hereby incorporated by reference.

        10.13 **          Amendments to the Vencor, Inc. 1987 Incentive Compensation Program dated May 18,
                               1994.

        10.14 **          Amendment to the Vencor, Inc. 1987 Incentive Compensation Program dated February
                               15, 1995.

        10.15 **          Vencor, Inc. Employee Benefit Trust Agreement dated December 27, 1990 by and between the Company and First Kentucky Trust Company.  Exhibit 10.20 to the
                               Company's Registration Statement on Form S-1 (Reg. No. 33-39017) is hereby incorporated by reference.

        11 *              Statement Regarding Computation of Earnings Per Share.

        13.1 *            Annual Report to Stockholders (for the fiscal year ended December 31, 1994).  This
                               Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.

          21 *            Subsidiaries of the Company:
                          (a)   VCI Specialty Services, Inc., a Delaware corporation.
                          (b)   Vencor Hospitals South, Inc., a Delaware corporation, d/b/a Vencor Hospital -
                                Tampa, Vencor Hospital - Ft. Lauderdale, Vencor Hospital - Coral Gables and
                                Vencor Hospital - North Florida.
                          (c)   Vencor Hospitals California, Inc., a Delaware corporation, d/b/a Vencor
                                Hospital - Los Angeles, Vencor Hospital - Sacramento, Vencor Hospital -
                                Orange County, Vencor Hospital - San Leandro, Vencor Hospital - San Diego and
                                Vencor Hospital - Ontario.
                          (d)   Vencor Investments, Inc., a Delaware corporation.
                          (e)   Ventech Systems, Inc., a Delaware corporation.
                          (f)   Vencor Hospitals Texas, Ltd., d/b/a Vencor Hospital - Dallas, Vencor Hospital
                                - San Antonio, Vencor Hospital - South Texas, Vencor Hospital - Houston,
                                Vencor Hospital - Fort Worth South and Vencor Hospital - Fort Worth West.
                          (g)   Vencor Hospitals East, Inc., a Delaware corporation, d/b/a Vencor Hospital -
                                Greensboro.
                          (h)   Candle Subacute Services, Inc., a California corporation.
                          (i)   Vencor Properties, Inc., a Delaware corporation.
                          (j)   Vencor Hospitals Illinois, Inc., a Delaware corporation.
                          (k)   Vencor Kentucky, Inc., a Delaware corporation.
                          (l)   Hahnemann Hospital, Inc., a Delaware corporation, d/b/a Vencor Hospital -
                                Boston.
                          (m)   Vencare, Inc., a Delaware corporation.
                          (n)   Hospice Homecare, Inc., a Kentucky corporation.

           23             Consent of Ernst & Young LLP.

           27             Financial Data Schedule (included only in filings under the Electronic Data
                               Gathering, Analysis, and Retrieval System).

__________

          *  Previously filed.
         ** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K During Last Quarter of Fiscal Year.

         During the last quarter of the fiscal year ended December 31, 1994, the Company filed no Reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 11, 1995        VENCOR, INC.



                                By: /s/ W. Earl Reed, III
                                    -------------------------------------------
                                    W. Earl Reed, III
                                    Vice President, Finance and Development
                                    (Principal Financial and Accounting Officer)
                                    and Director

                                 VENCOR, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     Page
                                                                                                     ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Financial Statements:
         Consolidated Statements of Operations for the years ended December 31,
               1994, 1993, and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
         Consolidated Balance Sheets, December 31, 1994 and 1993  . . . . . . . . . . . . . . . . .   F-4
         Consolidated Statements of Shareholders' Equity for the years ended
               December 31, 1994, 1993, and 1992  . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
         Consolidated Statements of Cash Flows for the years ended December 31,
               1994, 1993, and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Vencor, Inc.

         We have audited the accompanying consolidated balance sheets of Vencor, Inc. as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vencor, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP
January 30, 1995
Louisville, Kentucky

                                 VENCOR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)                                    Year ended December 31
                                                                  1994               1993              1992
- --------------------------------------------------------------------------------------------------------------
Net revenues:
   Patient revenues                                              $396,766           $276,587          $210,721
   Other revenues                                                   3,252              5,648             3,969
                                                                 ---------------------------------------------
                                                                  400,018            282,235           214,690
Expenses:
Hospital operating expenses:
   Salaries, wages and benefits                                   185,128            126,967            97,381
   Supplies                                                        46,354             32,822            26,212
   Other operating expenses                                        66,595             53,136            42,734
                                                                 ---------------------------------------------
      Total hospital operating expenses                           298,077            212,925           166,327

Corporate general and administrative:
   Salaries, wages and benefits                                    12,208              5,525             4,752
   Other operating expenses                                        10,005              6,320             5,524
                                                                 ---------------------------------------------
      Total corporate general and administrative
                                                                   22,213             11,845            10,276
Depreciation and amortization                                      20,390             12,705             7,402
Interest                                                            6,787              6,375             2,129
                                                                 ---------------------------------------------
         Total expenses                                           347,467            243,850           186,134
                                                                 ---------------------------------------------
Income before income taxes                                         52,551             38,385            28,556
Income taxes                                                       21,135             15,461            11,128
                                                                 ---------------------------------------------
         Net income                                              $ 31,416           $ 22,924          $ 17,428
                                                                 =============================================
Net income per common share:
   Primary                                                       $   1.20           $    .85          $    .63
                                                                 =============================================
   Fully diluted                                                 $   1.13           $    .85          $    .63
                                                                 =============================================
Shares used in per share calculation:
   Primary                                                         25,994             27,072            27,507
                                                                 =============================================
   Fully diluted                                                   30,417             27,072            27,507
                                                                 =============================================


See accompanying notes.

                                  VENCOR, INC.
                          CONSOLIDATED BALANCE SHEETS


(In Thousands, Except Per Share Amounts)                                                  December 31
                                                                                     1994              1993
- --------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                                $  3,055           $  16,011
         Investments                                                                                       619
         Accounts receivable, less allowance for doubtful accounts
                 of $1,478 in 1994 and $926 in 1993                                 98,246              56,581
         Inventories                                                                 4,751               3,357
         Other current assets                                                       19,572              19,184
                                                                                  ----------------------------
                 Total current assets                                              125,624              95,752

Property and equipment:
         Land and land improvements                                                 16,285              11,495
         Buildings                                                                 104,610              69,782
         Leasehold improvements                                                      8,550               7,696
         Fixed and moveable equipment                                              107,789              74,898
         Capitalized leases                                                          3,725               2,254
                                                                                  ----------------------------
                                                                                   240,959             166,125
         Less accumulated depreciation and amortization                             40,074              21,333
                                                                                  ----------------------------
                                                                                   200,885             144,792
         Construction in progress                                                   38,935              24,256
                                                                                  ----------------------------
                 Net property and equipment                                        239,820             169,048

         Assets available for acquisitions and general corporate
                 purposes                                                                               14,961
         Other assets                                                               24,928              14,504
                                                                                  ----------------------------

Total assets                                                                      $390,372            $294,265
                                                                                  ============================

See accompanying notes.

                                 VENCOR, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                       December 31
                                                                                    1994           1993
- ----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                        $  19,536       $  12,908
         Accrued compensation and benefits                                          19,353          13,820
         Income taxes payable                                                        7,199           4,959
         Accrued interest                                                            1,725           1,725
         Current portion of long-term debt                                             904             670
                                                                                 -------------------------
         Total current liabilities                                                  48,717          34,082

Deferred credits and other liabilities                                              16,029          12,717

Long-term debt; net of current portion                                             141,899         116,370

Shareholders' equity
         Preferred Stock, par value $1.00 per share; authorized
                 1,000 in 1994 and 1993; none issued
         Common stock, par value $.25 per share; authorized
                 60,000 in 1994 and 1993; 27,739 issued in 1994 and
                 27,699 in 1993                                                      6,934           6,926
         Paid-in capital                                                           116,806         105,682
         Retained earnings                                                          87,617          56,201
                                                                                 -------------------------
                                                                                   211,357         168,809

Less cost of Common stock held in treasury (2,174 shares in
         1994 and 2,993 shares in 1993)                                             27,630          37,713
                                                                                 -------------------------
               Total shareholders' equity                                          183,727         131,096
                                                                                 -------------------------
               Total liabilities and shareholders' equity                        $ 390,372       $ 294,265
                                                                                 =========================

See accompanying notes.

                                 VENCOR, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

                                                                                                     Common Stock in
                                             Common Stock                                               Treasury
                                        --------------------       Paid-In          Retained        -----------------
                                        Shares        Amount       Capital          Earnings        Shares      Amount
                                        -------------------------------------------------------------------------------
Balance at January 1, 1992              27,459        $6,865       $103,942         $15,849           909      $  (609)
Net income for 1992                                                                  17,428
Stock issued upon exercise
        of options                          68            17             64                          (248)         165
Stock issued in connection
        with stock awards                   17             4          1,048                           (40)          28
                                        ------------------------------------------------------------------------------
Balance at December 31,1992             27,544         6,886        105,054          33,277           621         (416)

Net income for 1993                                                                  22,924
Stock issued upon exercise of
        options                            142            36            148
Stock issued in connection
        with stock awards                   13             4            480                           (16)         158
Stock repurchased                                                                                   2,388      (37,455)
                                        ------------------------------------------------------------------------------
Balance at December 31,1993             27,699         6,926        105,682          56,201         2,993      (37,713)

Net income for 1994                                                                  31,416
Stock issued upon exercise of
        options                             40             8            559
Stock issued in connection
        with stock awards                                             1,476                          (121)       1,518
Stock issued in connection
        with acquisition of                                           9,089                          (698)       8,565
          facilities
                                        ------------------------------------------------------------------------------
Balance at December 31,1994             27,739       $ 6,934       $116,806         $87,617         2,174    $(27,630)
                                        ==============================================================================


See accompanying notes.

                                 VENCOR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)                                                           Year ended December 31
                                                                     1994           1993           1992
- ----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $ 31,416       $ 22,924       $ 17,428
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                       20,390         12,705          7,402
  Deferred rent and other liabilities                                  1,840          1,232            623
  Deferred income taxes                                                  297          2,073         (2,398)
  Other                                                                3,953            536          1,392
  Changes in operating assets and liabilities:
  Accounts receivable                                                (41,638)       (10,102)        (7,750)
  Other current assets                                                    46         (4,444)           (37)
  Accounts payable                                                     6,427            756          3,304
  Accrued compensation and benefits                                    5,533          2,486          3,795
  Income taxes payable                                                 2,584          2,247            142
  Other                                                                                (211)         1,965
                                                                    --------------------------------------
Net cash provided by operating activities                             30,848         30,202         25,866

INVESTING ACTIVITIES
Assets whose use is limited for self-insurance claims                 (2,443)        (1,456)        (3,848)
Property and equipment additions                                     (51,293)       (40,899)       (30,443)
Acquisition of facilities and other                                  (32,375)       (25,083)       (32,687)
Change in assets available for acquisitions and
    general corporate purposes                                        14,961         75,251        (90,212)
Change in short-term investments                                         619          2,493         (3,112)
Other assets                                                             764         (4,372)        (6,906)
                                                                    --------------------------------------
Net cash (used in) provided by investing activities                  (69,767)         5,934       (167,208)

FINANCING ACTIVITIES
Payments on long-term debt                                              (670)          (541)          (395)
Increase in long-term debt                                            26,433                       115,636
Repurchase of common stock                                                          (37,455)
Common and treasury stock transactions                                   200            184            247
Other                                                                                    91             27
                                                                    --------------------------------------
Net cash provided by (used in) financing activities                   25,963        (37,721)       115,515
                                                                    --------------------------------------
Decrease in cash and cash equivalents                                (12,956)        (1,585)       (25,827)
Cash and cash equivalents at beginning of year                        16,011         17,596         43,423
                                                                    --------------------------------------
Cash and cash equivalents at end of year                            $  3,055       $ 16,011       $ 17,596
                                                                    ======================================

SUPPLEMENTAL INFORMATION
Common stock issued in acquisition of facilities and
    other                                                           $ 17,654
Debt assumed in acquisition of hospital facilities                                                $    960
Cash paid during the year for:
    Interest, net of amounts capitalized                               6,787       $  6,586            285
    Income taxes                                                      17,129         11,191         13,461

See accompanying notes.

                                 VENCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include all subsidiaries. Intercompany transactions have been eliminated.

         Certain reclassifications in the consolidated statements of operations in 1992 and 1993 were made to conform to the 1994 presentation.

NET REVENUES AND THIRD-PARTY REIMBURSEMENT

         The Company's net revenues are reported net of contractual allowances and are based upon amounts receivable from Medicare and other third parties. Net revenues are derived primarily from services provided to patients, both at the Company's hospitals and other facilities at which the Company provides services on a contract basis.

         The Company provides services to patients covered by government programs (e.g., Medicare and Medicaid). Total net revenues from these programs were 60%, 60% and 52% of Company net revenues in 1994, 1993 and 1992, respectively. Government programs generally reimburse the Company based upon cost, as defined, and such reimbursement is determined from annual cost reports filed by the Company. Such cost reports are subject to audit by the respective programs. Adjustments resulting from program audits of the Company's cost reports have not been material.

CHARITY CARE

         The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. Charity care provided (based on established rates) was $13,262,000 in 1994, $14,489,000 in 1993 and $11,681,000 in 1992.

CASH EQUIVALENTS

         The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

         Accounts receivable consists of amounts due from government programs and non-government payors (e.g., HMOs, PPOs, commercial insurance companies, nursing homes and other hospitals). Management believes there are no credit risks associated with receivables from government programs. Non-government receivables are from various payors which are subject to differing economic conditions. Such non-government receivables do not represent any concentrated risks to the Company. Management continually monitors and adjusts the reserves associated with accounts receivable.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INVENTORIES

         Inventories consist principally of pharmaceuticals and supplies and are stated at the lower of cost (first-in, first-out method) or market.


OTHER CURRENT ASSETS

         At December 31, other current assets consisted of the following:

(In Thousands)
                                                                               1994          1993
- ---------------------------------------------------------------------------------------------------
Deferred income taxes                                                        $  6,282      $  5,314
Assets whose use is limited to funding for employee health insurance,
  workers' compensation and medical malpractice                                 7,539         6,644
Prepaid expenses and other                                                      5,751         7,226
                                                                             ----------------------
                                                                             $ 19,572      $ 19,184
                                                                             ======================

PROPERTY AND EQUIPMENT

         Property and equipment is stated on the basis of cost. Provisions for depreciation and amortization are computed using the straight-line method over the expected useful lives of the assets as follows:

                 Buildings and improvements                  20 - 40 years
                 Equipment and capitalized leases             5 - 15 years

OTHER ASSETS

         At December 31, other assets consisted of the following:

(In Thousands)
                                                                                      1994           1993
- ----------------------------------------------------------------------------------------------------------
Intangible assets, less accumulated amortization of $2,032 in 1994
  (none in 1993)                                                                      $12,544       $2,212
Assets whose use is limited for workers' compensation and medical
  malpractice claims                                                                    3,365        1,817
Deferred income tax charges                                                             3,219        1,343
Other                                                                                   5,800        9,132
                                                                                      --------------------
                                                                                      $24,928      $14,504
                                                                                      ====================

         Intangible assets, which primarily represent costs in excess of the fair value of identifiable net assets of purchased businesses, are amortized using the straight-line method over periods ranging from three to 10 years.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


DEFERRED CREDITS AND OTHER LIABILITIES

         As of December 31, deferred credits and other liabilities consisted of the following:

(In Thousands)
                                                                             1994                1993
- --------------------------------------------------------------------------------------------------------
Deferred income tax credits                                                 $10,756               $9,048
Deferred rent payable                                                         1,628                1,284
Other                                                                         3,645                2,385
                                                                            ----------------------------
                                                                            $16,029              $12,717
                                                                            ============================


EARNINGS PER COMMON SHARE

         The Company issued additional shares in connection with 3-for-2 and 5-for-4 stock splits in the form of stock dividends in October 1994 and January 1992, respectively. Retroactive recognition has been given for all stock options, share and per share amounts in the accompanying financial statements and notes.

         Primary earnings per common share are based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting of stock options calculated using the treasury stock method.

         Fully diluted earnings per share assumed the conversion of the Company's 6% convertible subordinated notes. The interest expense related to the 6% convertible subordinated notes, net of income taxes, was added to net income. Conversion of the Company's 6% convertible subordinated notes would have had an antidilutive effect in 1993 and 1992 and, therefore, was not assumed.

RETIREMENT PLAN

         The Company has a defined contribution retirement plan with a Section 401(k) savings plan feature that provides for benefits to eligible participants based on a percentage of salaries. The Company's contributions to the plan were $1,648,000 in 1994, $1,210,000 in 1993 and $794,000 in 1992.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       LONG-TERM DEBT AND OTHER OBLIGATIONS

         At December 31, long-term debt consisted of the following:

(In Thousands, Except Per Share Amounts)
                                                                         1994                1993
- ----------------------------------------------------------------------------------------------------
6% Convertible subordinated notes, due 2002, convertible
  into common stock at $26.00 per share                               $115,000            $115,000
Note payable-revolving line of credit                                   26,000
Capitalized lease obligations and other                                  1,803               2,040
                                                                      ----------------------------
                                                                       142,803             117,040
Less current portion                                                       904                 670
                                                                      ----------------------------
                                                                      $141,899            $116,370
                                                                      ============================

         The convertible subordinated notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 15, 1995, at declining premiums (104.2% - October 15, 1995 through September 30, 1996, reducing to 100.6% - October 1, 2001 through September 30, 2002) prior to their maturity date, along with accrued and unpaid interest. The note holders may require the Company to repurchase the notes, in whole or in part, at 100% of the principal amount plus accrued interest, under certain circumstances involving a change of control of the Company. The notes are subordinated to all existing or future senior liabilities of the Company.

         In February 1994, the Company entered into a restated and amended loan agreement with a bank group to increase the principal amount available to the Company under its revolving credit facility to $100 million. The line of credit may be extended annually through May 1996. Should the line not be extended, it may be converted, at the Company's option, to a term loan payable over a four-year period commencing in May 1995. Interest is payable at a variable rate as defined by the agreement. The financing agreement contains certain covenants which, among other things, require the Company to maintain a minimum net worth and certain financial ratios. Borrowings outstanding under the line of credit are unsecured. At December 31, 1994, borrowings of $26,000,000 were outstanding under the revolving line of credit. The interest rate on the obligation at December 31, 1994 is 6.75% (average interest rate for the year was 5.80%).

         Scheduled maturities of debt (excluding the line of credit) for the next five years are: 1995 - $904,000, 1996 - $593,000 and 1997 - $306,000 (none in 1998 and 1999).

         The Company follows the policy of capitalizing interest during construction. Capitalized interest was $918,000 in 1994, $690,000 in 1993 and $112,000 in 1992.

         At December 31, 1994, the Company leased five hospitals under various operating leases. The leases contain cancellation clauses, the latest of which is 2008. Some of the leases contain escalation clauses providing for increases based upon the Consumer Price Index or renewable periods. The lease periods range from three to 20 years, including renewal options, subject to the Company's cancellation rights.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Rental expense aggregated approximately $16,757,000 in 1994, $14,930,000 in 1993 and $12,924,000 in 1992. Future minimum payments under the aforementioned operating lease with terms in excess of one year are:

(In Thousands)
                                           Year Ended December 31
- -----------------------------------------------------------------
1995                                                $9,071
1996                                                 6,602
1997                                                 4,266
1998                                                 3,571
1999                                                 2,418
Thereafter                                          13,007
                                                   -------
                                                   $38,935
                                                   =======


3.       SHAREHOLDERS' EQUITY

         On February 24, 1993, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 3,000,000 shares of the Company's common stock and up to $10,000,000 of the Company's 6% convertible subordinated notes due 2002 in the open market or through privately negotiated transactions. During 1993, 400,350 shares were purchased at a cost of $5,412,000. No shares were repurchased during the year ended December 31, 1994. No notes had been repurchased as of December 31, 1994. On November 8, 1993, the Company purchased 1,987,533 shares of its common stock for $32,043,000 pursuant to a self tender offer.

         On July 20, 1993, the Company's Board of Directors adopted a Shareholder Rights Plan and designated 300,000 shares of the Company's preferred stock as Series A Participating Preferred Stock. Under the Plan, shareholders received one right (0.667 rights as adjusted for the Company's 3-for-2 stock split effected October 25, 1994) for each outstanding share of common stock. The rights were distributed to shareholders of record as of August 1, 1993 and accompany common stock shares issued after August 1, 1993.

         The rights become exercisable only after an entity acquires 15% or more of the outstanding common stock of the Company or commences or announces an intention to commence a tender offer for 15% or more of the same. Each right would entitle the holder to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $73.33. After an entity acquires 15% or more of the outstanding common stock, each right would then entitle its holder to purchase, at the exercise price, the number of shares or other securities of the Company (or, in certain situations, an acquiring entity) having a market value of twice the rights exercise price (i.e., at a 50% discount). The Company may redeem the rights for $0.0067 each under certain circumstances, or exchange each right for one share of common stock at any time after the rights become exercisable. The rights will expire on July 19, 2003, unless redeemed or exchanged earlier by the Company. The rights will be represented by existing common stock certificates until they become exercisable.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company has granted options under its 1987 Incentive Compensation Program and its 1987 Stock Option Plan for Non-Employee Directors to purchase common stock at fair market value. Options are exercisable in 25% installments over a four-year period commencing one year after the option date and expire 10 years after the option date.

         A summary of outstanding stock options follows:

                                                               1994                 1993              1992
- ---------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year                    1,341,891            1,213,511            1,314,141
Granted                                                       324,190              287,288              239,250
Canceled or expired                                           (42,000)             (15,938)            (24,467)
Exercised                                                     (39,759)            (142,970)           (315,413)
                                                      ---------------------------------------------------------
Outstanding at end of year                                  1,584,322            1,341,891            1,213,511
                                                      =========================================================
Exercisable stock options at end of year                      913,373              709,335              639,600
                                                      =========================================================
Shares reserved for issuance under stock
    option plans                                              850,546               57,933              396,342
                                                      =========================================================
Options granted:
    Option price                                      $19.92 - $22.75      $14.17 - $24.25      $17.09 - $24.13
Options exercised:
    Option price                                       $0.53 - $22.09       $0.53 - $16.80        $0.53 - $4.97

4.       INCOME TAXES

         Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, Accounting for Income Taxes. The cumulative effect of adopting Statement No. 109 was not significant.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

(In Thousands)                                                                     1994          1993
- -------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Tax over book depreciation                                                    $10,459        $9,037
    Other                                                                             297            11
                                                                                  ---------------------
    Total deferred tax liabilities                                                 10,756         9,048

Deferred tax assets:
    Doubtful accounts                                                               2,820         2,597
    Accrued vacation                                                                1,206           981
    Malpractice                                                                     1,091         1,041
    Workers' compensation                                                           1,771         1,051
    Other                                                                           2,613         1,248
                                                                                  ---------------------
Total deferred tax assets                                                           9,501         6,918
                                                                                  ---------------------
Net deferred tax liabilities                                                      $ 1,255        $2,130
                                                                                  =====================

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The provision for income taxes consisted of the following:

(In Thousands)                                                          Year ended December 31
                                                                  1994             1993           1992
- --------------------------------------------------------------------------------------------------------
Currently payable:
    Federal                                                       $17,641         $10,566        $11,242
    State                                                           3,197           2,822          2,284
                                                                  --------------------------------------
                                                                   20,838          13,388         13,526
Deferred                                                              297           2,073         (2,398)
                                                                  --------------------------------------
                                                                  $21,135         $15,461        $11,128
                                                                  ======================================


Reconciliation of the federal statutory rate to the effective income tax rate follows:

(In Thousands)

                                                        Year ended December 31
                                     1994                       1993                      1992
- -----------------------------------------------------------------------------------------------------------
                                    Amount       %             Amount       %            Amount          %
                                  -------------------------------------------------------------------------
Taxes at statutory rate             $18,393     35             $13,470     35             $9,709         34
State income taxes, net               2,078      4               1,834      5              1,508          5
Other                                   664      1                 157                      (89)
                                  -------------------------------------------------------------------------
Income tax expense                  $21,135     40             $15,461     40            $11,128         39
                                  =========================================================================

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       CONTINGENCIES

         The Company insures for medical malpractice losses through claims-made policies, and provides an estimated reserve for deductibles for outstanding claims and incurred but not reported claims (IBNR). In the opinion of management, insurance coverage and estimated reserves for outstanding and IBNR claims are adequate to cover significant losses, if any. Should the claims-made policies not be renewed or replaced with equivalent insurance, claims based on occurrences during their terms but reported subsequently will be uninsured. The Company intends to continue to carry such insurance.


6.       SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         A tabulation of the unaudited quarterly results of operations for the years ended December 31 follows:


(In Thousands, Except Per Share Amounts)

                                                                         1994
- -----------------------------------------------------------------------------------------------------------
                                               First       Second       Third        Fourth         Total
                                             --------------------------------------------------------------
Net revenues                                  $86,963      $98,534     $103,483      $111,038      $400,018
Net income                                      5,920        7,282        8,330         9,884        31,416
Earnings per share:
     Primary                                      .23          .28          .32           .38          1.20
     Fully diluted                                .23          .26          .30           .35          1.13


                                                                         1993
- -----------------------------------------------------------------------------------------------------------
                                               First        Second       Third        Fourth         Total
                                             --------------------------------------------------------------
Net revenues                                  $62,549      $66,947     $72,422        $80,317      $282,235
Net income                                      4,535        5,337       6,241          6,811        22,924
Earnings per share:
     Primary                                      .17          .19         .23            .26           .85
     Fully diluted                                .17          .19         .23            .26           .85

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

(In Thousands)

                                                                      1994                           1993
- -----------------------------------------------------------------------------------------------------------------------
                                                                Carrying                      Carrying
                                                                 Amount       Fair Value       Amount        Fair Value
                                                                -------------------------------------------------------
Cash and cash equivalents                                       $ 3,055        $ 3,055        $16,011         $16,011
Investments - current and noncurrent portion:
    Assets whose use is limited for self-insurance
      claims, acquisitions and general corporate
      purposes                                                   10,904         10,889         23,422          23,422
    Other                                                                                         619             622
Note receivable                                                                                 2,650           2,650

Debt:
   6% Convertible subordinated notes due 2002                   115,000        129,950        115,000         113,850

         The fair value of financial instruments is based principally on quoted market prices. Cash and cash equivalents and investments (principally money market funds and U.S. government obligations) approximate their fair value.


8.       SUBSEQUENT EVENTS

         In the first quarter of 1995, the Company issued an additional 2,200,000 shares of common stock through a public offering. The Company intends to use a portion of the net proceeds to repay the Company's existing indebtedness under its line of credit.

         In January 1995, the Company's revolving credit agreement was amended to increase the principal amount available from $100 million to $200 million.