Form 10-Q/A
period 1995-03-31
VENCOR INC
filed 1995-08-11
CIK 740260

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549




                                  FORM 10-Q/A
                                AMENDMENT NO. 1



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period.

                        COMMISSION FILE NUMBER:  1-10989


                                  VENCOR, INC.
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                 61-1055020
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)

          3300 PROVIDIAN CENTER
         400 WEST MARKET STREET
           LOUISVILLE, KENTUCKY                               40202
   (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (502) 569-7300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ---     ---

The number of shares outstanding of the Registrant's common stock, $.25 par value, at May 3, 1995 was 27,892,939.

                                  VENCOR, INC.
                                     INDEX


                                                                                                  PAGE
                                                                                                 NUMBER
INTRODUCTION                                                                                        3

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
           March 31, 1995 and December 31, 1994                                                     4

           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1995 and 1994                                       5

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1995 and 1994                                               6

           Notes to Condensed Consolidated Financial Statements
           -- March 31, 1995                                                                      7-8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                         9-11

SIGNATURES                                                                                         12


                                  INTRODUCTION

         This report on Form 10-Q/A (Amendment No. 1) is being filed with the Securities and Exchange Commission (the "Commission") to amend Items 1 and 2 of the Quarterly Report on Form 10-Q of Vencor, Inc. (the "Company") for the three months ended March 31, 1995.

         The above-referenced items appear in their entirety in this report and have been amended in response to the Commission's review of the Company's first quarter 1995 Form 10-Q filing.

PART I.  FINANCIAL  INFORMATION
ITEM  1
VENCOR,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                                   March 31       December 31
                                                                                     1995            1994
                                                                                  ---------      ------------
                                                                                 (Unaudited)        (Note)
                                                                                      (In thousands)
         ASSETS
         Current Assets
             Cash and cash equivalents                                            $  5,736        $  3,055
             Accounts receivable, less allowance for doubtful
              accounts of $2,337,000 in 1995 and $1,478,000 in 1994                108,045          98,246
             Inventories                                                             5,249           4,751
             Other current assets                                                   21,212          19,572
                                                                                  --------        --------
                Total Current Assets                                               140,242         125,624

         Property and equipment, less accumulated depreciation of
           $44,877,000 in 1995 and $40,074,000 in 1994                             262,625         239,820
         Investments available for acquistions and general corporate purposes       25,906
         Other Assets                                                               26,831          24,928
                                                                                  --------        --------
                Total Assets                                                      $455,604        $390,372
                                                                                  ========        ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities
             Accounts payable                                                     $ 18,870        $ 19,536
             Accrued compensation and benefits                                      18,890          19,353
             Income taxes payable                                                   12,008           7,199
             Accrued interest                                                        3,450           1,725
             Current portion of long-term debt                                         399             904
                                                                                  --------        --------
                Total Current Liabilities                                           53,617          48,717

         Deferred Credits and Other Liabilities                                     16,994          16,029

         Long-Term Debt
             6% Convertible Subordinated Notes due 2002                            114,992         115,000
             Other long-term debt, net of current portion                            8,897          26,899
                                                                                  --------        --------
                Total Long-Term Debt                                               123,889         141,899

         Shareholders' Equity
             Preferred Stock, par value $1.00 per share;
             authorized 1,000,000 in 1995 and 1994; none issued
             and outstanding
             Common Stock, par value $.25 per share; authorized
              60,000,000 in 1995 and 1994; issued
              30,007,332 in 1995 and 27,739,246 in 1994                              7,501           6,934
             Paid-in capital                                                       184,012         116,806
             Retained Earnings                                                      96,764          87,617
                                                                                  --------        --------
                                                                                   288,277         211,357
             Less cost of Common Stock held in treasury (2,137,352
              shares in 1995 and 2,173,799 in 1994)                                 27,173          27,630
                                                                                  --------        --------
                Total Shareholders' Equity                                         261,104         183,727
                                                                                  --------        --------
                Total Liabilities and Shareholders' Equity                        $455,604        $390,372
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

VENCOR,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Unaudited)
(In thousands except per share data)


                                                      Three Months Ended
                                                            March 31
                                                    ---------------------
                                                       1995        1994
                                                    ---------   ---------
    NET REVENUES
        Net revenues                                 $119,614     $86,305
        Other revenues                                    817         658
                                                     --------     -------
            Total Net Revenues                        120,431      86,963

    EXPENSES
        Hospital operating expenses                    91,251      66,532
        Corporate general and
            administrative expenses                     6,333       4,697
        Depreciation and amortization                   5,701       4,088
                                                     --------     -------
           Total operating expenses                   103,285      75,317

        Interest                                        2,147       1,773
                                                     --------     -------
            Total Expenses                            105,432      77,090
                                                     --------     -------

            Income Before Income Taxes                 14,999       9,873
        Income Taxes                                    5,851       3,953
                                                     --------     -------
        Net Income                                   $  9,148     $ 5,920
                                                     ========     =======

        Net Income per share
            Primary                                  $   0.34     $  0.23
                                                     ========     =======
            Fully diluted                            $   0.31     $  0.23
                                                     ========     =======

         Shares used in per share calculation
            Primary                                    27,288      25,470
                                                     ========     =======
            Fully diluted                              31,711      25,470
                                                     ========     =======


    See notes to condensed consolidated financial statements.

VENCOR,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Unaudited)
(In thousands)

                                                                 Three Months Ended
                                                                      March 31
                                                               -----------------------
                                                                 1995           1994
                                                               --------       --------


    OPERATING ACTIVITIES
     Net income                                                 $ 9,148        $ 5,920
        Adjustments to reconcile net income to net
         cash provided from operating activities:
           Other adjustments to net income                        8,055          5,461
           Changes in operating assets and liabilities           (5,172)        (5,412)
                                                                -------        -------
            Net Cash Provided by Operating Activities            12,031          5,969

    INVESTING ACTIVITIES
        Property and equipment additions                        (22,088)        (9,043)
        Net assets of acquired facilities                        (8,180)       (16,366)
        Net cash change in investments available for
          acquistions and general corporate purposes            (25,906)        14,961
        Net change in short-term investments                          0         (7,136)
        Other assets                                             (1,559)        (3,453)
                                                                -------        -------
            Net Cash Used in Investing Activities               (57,733)       (21,037)

    FINANCING ACTIVITIES
         Net proceeds from equity offering                       66,494
         Net decrease in long-term debt                         (18,515)          (145)
         Net proceeds from shareholders' equity transactions        404             75
                                                                -------        -------
            Net Cash Provided by (Used in) Financing Activities  48,383            (70)
                                                                -------        -------
            Increase (Decrease) in Cash                           2,681        (15,138)
             Cash and Cash Equivalents at Beginning of Year       3,055         16,011
                                                                -------        -------
             Cash and Cash Equivalents at End of Period         $ 5,736        $   873
                                                                =======        =======


    See notes to condensed consolidated financial statements.

VENCOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1995

Note 1

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

         During the quarter ended March, 1995, the Company purchased two facilities (principally land, building and equipment), one of which it formerly had been managing, and purchased a company which operates two hospices.

Note 4 Continued

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

ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.   RESULTS OF OPERATIONS

     Three Months Ended March 31, 1995 Compared to March 31, 1994

     Net revenues for the three months ended March 31, 1995 increased to $120,431,000 from $86,963,000, an increase of 38.5%. Net patient revenues increased to $119,614,000 from $86,305,000. Of the $33,309,000 increase in net patient revenues, $11,964,000 was attributable to a higher patient census and payment rates at the hospitals that were in operation during both periods and $13,855,000 was attributable to increased net revenues from expansion of the Company's Vencare program. The remaining increase in net revenues related primarily to hospitals opened since March 31, 1994.

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

     Total expenses for the period increased from $77,090,000 to $105,432,000, an increase of 36.8%. Of the $28,342,000 increase, $14,340,000, or 50.6%, was due to higher operating expenses at those hospitals that were in operation during both periods, primarily due to increased patient census, and the costs related to the Company's Vencare program. The number of hospitals in operation increased 9.7% from 31 at March 31, 1994 to 34 at March 31, 1995. Patient days increased 13.0% from 100,124 in the first quarter of 1994 to 113,165 in the same period of 1995. The remaining increase in expenses related primarily to operating expenses of new facilities.

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

     The Company uses capital for the acquisition and renovation of new hospital facilities, property and equipment additions and the acquisition of businesses. During the year ended December 31, 1994, the Company used capital of approximately $100,000,000 for these purposes. The Company expects to use a similar amount of capital for these purposes in 1995. During the first quarter of 1995, the Company expended capital of approximately $30 million for these purposes.

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


                             VENCOR, INC.





Date   August 11, 1995       By    /s/ W. Earl Reed, III
       ---------------             ---------------------
                                   W. Earl Reed, III
                                   Vice President, Finance and Development
                                   (Principal Financial and Accounting Officer)