Form 10-Q
period 1995-06-30
VENCOR INC
filed 1995-08-14
CIK 740260

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                  FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1995.

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

The number of shares outstanding of the Registrant's common stock, $.25 par value, at July 31, 1995 was 28,365,117.

                                 VENCOR, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                                 PAGE
                                                                                                NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
           June 30, 1995 and December 31, 1994                                                      3

           Condensed Consolidated Statements of Operations
           for the three months ended June 30, 1995 and 1994 and                                    4
           the six months ended June 30, 1995 and 1994

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1995 and 1994                                                  5

           Notes to Condensed Consolidated Financial Statements
           -- June 30, 1995                                                                       6-7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                         8-11

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         12

Item 2.  Changes in Securities                                                                     12

Item 3.  Defaults Upon Senior Securities                                                           12

Item 4.  Submission of Matters to a Vote of Security Holders                                       12

Item 5.  Other Information                                                                         12

Item 6.  Exhibits and Reports on Form 8-K                                                          12

SIGNATURES                                                                                         13

    PART I.  FINANCIAL INFORMATION
    ITEM  1
    VENCOR,  INC.

    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   June 30    December 31
                                                                                    1995         1994
                                                                                 (Unaudited)    (Note)
                                                                                ------------- ------------
                                                                                     (In thousands)
         ASSETS
         Current Assets
                    Cash and cash equivalents                                      $  3,496     $  3,055
                    Accounts receivable, less allowance for doubtful
                     accounts of $2,912,000 in 1995 and $1,478,000 in 1994          120,091       98,246
                    Inventories                                                       6,952        4,751
                    Other current assets                                             23,021       19,572
                                                                                   --------     --------
                                Total Current Assets                                153,560      125,624

         Property and equipment, less accumulated depreciation of
           $50,153,000 in 1995 and $40,074,000 in 1994                              295,205      239,820
         Investments available for acquistions and general corporate purposes        20,469
         Other Assets                                                                26,554       24,928
                                                                                   --------     --------
                                Total Assets                                       $495,788     $390,372
                                                                                   ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities
                    Accounts payable                                                $23,625      $19,536
                    Accrued compensation and benefits                                24,101       19,353
                    Income taxes payable                                              7,682        7,199
                    Accrued interest                                                  1,725        1,725
                    Current portion of long-term debt                                   836          904
                                                                                   --------     --------
                                Total Current Liabilities                            57,969       48,717

         Deferred Credits and Other Liabilities                                      18,116       16,029

         Long-Term Debt
                    6% Convertible Subordinated Notes due 2002                      114,992      115,000
                    Note payable - Revolving line of credit                          28,500       26,000
                    Other long-term debt, net of current portion                        793          899
                                                                                   --------     --------
                                Total Long-Term Debt                                144,285      141,899

         Shareholders' Equity
                    Preferred Stock, par value $1.00 per share; authorized
                    1,000,000 in 1995 and 1994; none issued and outstanding
                    Common Stock, par value $.25 per share; authorized
                     60,000,000 in 1995 and 1994; issued
                     30,010,146 in 1995 and 27,739,246 in 1994                        7,502        6,934
                    Paid-in capital                                                 181,556      116,806
                    Retained Earnings                                               107,578       87,617
                                                                                   --------     --------
                                                                                    296,636      211,357
                    Less cost of Common Stock held in treasury (1,661,650
                     shares in 1995 and 2,173,799 in 1994)                           21,218       27,630
                                                                                   --------     --------
                                Total Shareholders' Equity                          275,418      183,727
                                                                                   --------     --------
                                Total Liabilities and Shareholders' Equity         $495,788     $390,372
                                                                                   ========     ========

    See notes to condensed consolidated financial statements.
    Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

    VENCOR, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (Unaudited)
    (In thousands except net income per share data)


                                               Three Months Ended        Six Months Ended
                                                    June 30                  June 30
                                             ----------------------   ----------------------
                                                1995        1994         1995        1994
                                             ----------   ---------   ---------  -----------
    NET REVENUES
     Net patient revenues                     $139,391     $97,436     $259,005    $183,741
     Other revenues                              1,272       1,098        2,089       1,756
                                              --------     -------     --------    --------
        Total Net Revenues                     140,663      98,534      261,094     185,497

    EXPENSES
      Hospital operating expenses              107,161      73,574      198,412     140,106
      Corporate general and
       administrative expenses                   7,398       5,686       13,731      10,383
      Depreciation and amortization              6,197       5,443       11,898       9,531
                                              --------     -------     --------    --------
         Total operating expenses              120,756      84,703      224,041     160,020

      Interest                                   2,202       1,700        4,349       3,473
                                              --------     -------     --------    --------
         Total Expenses                        122,958      86,403      228,390     163,493
                                              --------     -------     --------    --------

         Income Before Income Taxes             17,705      12,131       32,704      22,004
    Income taxes                                 6,892       4,849       12,743       8,802
                                              --------     -------     --------    --------
         Net Income                           $ 10,813     $ 7,282     $ 19,961    $ 13,202
                                              ========     =======     ========    ========
         Net Income per share
           Primary                            $   0.37     $  0.28     $   0.71    $   0.51
                                              ========     =======     ========    ========
           Fully diluted                      $   0.35     $  0.26     $   0.66    $   0.49
                                              ========     =======     ========    ========

         Shares used in per share calculation
           Primary                              28,871      25,784       28,083      25,719
                                              ========     =======     ========    ========
           Fully diluted                        33,294      30,207       32,506      30,142
                                              ========     =======     ========    ========


    See notes to condensed consolidated financial statements.

    VENCOR, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)
    (In thousands)

                                                                     Six Months Ended
                                                                         June 30
                                                                 ------------------------
                                                                   1995            1994
                                                                 --------       ---------
    OPERATING ACTIVITIES
     Net income                                                   $19,961        $13,202
        Adjustments to reconcile net income to net
         cash provided from operating activities:
           Other adjustments to net income                         14,781         12,573
           Changes in operating assets and liabilities            (13,158)       (19,435)
                                                                  -------        -------
           Net Cash Provided by Operating Activities               21,584          6,340

    INVESTING ACTIVITIES
        Property and equipment additions                          (39,463)       (24,355)
        Net assets of acquired facilities                         (29,006)       (18,066)
        Net change in investments available for
          acquistions and general corporate purposes              (20,469)        14,961
        Net change in short-term investments                                      (3,081)
        Other assets                                               (1,312)        (1,953)
                                                                  -------        -------
            Net Cash Used in Investing Activities                 (90,250)       (32,494)

    FINANCING ACTIVITIES
         Borrowings on long term debt                              42,134         13,000
         Payments on long-term debt                               (39,973)          (206)
         Net proceeds from common stock offering                   66,494
         Net proceeds from shareholders' equity transactions          452            168
                                                                  -------        -------
            Net Cash Provided by Financing Activities              69,107         12,962
                                                                  -------        -------
            Increase (Decrease) in Cash                               441        (13,192)
             Cash and Cash Equivalents at Beginning of Year         3,055         16,011
                                                                  -------        -------
             Cash and Cash Equivalents at End of Period           $ 3,496        $ 2,819
                                                                  =======        =======



    See notes to condensed consolidated financial statements.

VENCOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Stock Split

         The Company's Board of Directors approved a 3-for-2 stock split on September 29, 1994. The new shares were distributed on October 25, 1994 to stockholders of record at the close of business on October 10, 1994. Retroactive recognition has been given for all share and per share amounts in the accompanying financial statements.

Note 3 - Professional Liability Risks

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

Note 4 - Long-Term Debt

         In January 1995, the Company's revolving credit agreement was amended to increase the principal amount available from $100,000,000 to $200,000,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995 (Continued)

Note 5 - Pro Forma Information

         During the first six months of 1995, the Company purchased five hospitals and certain other ancillary healthcare entities (aggregate net cost of $29 million), the most significant of which was a hospital in Arlington, Virginia ("Arlington") purchased on May 1, 1995 for approximately $8 million. The following unaudited pro forma information reflects the combined operating results of the Company and Arlington as if the acquisition had occurred at the beginning of the periods indicated (dollars in thousands, except per share data):

                                                                Six Months Ended June 30
                                                             1995                     1994
                                                             ----                     ----
 Net revenues                                              $272,309                 $203,946
 Net income                                                  20,857                   14,526
 Net income per common share:
          Primary                                               .74                      .56
          Fully diluted                                         .68                      .53

Note 6 - Proposed Merger Transaction

         On April 23, 1995, the Company entered into a definitive agreement to merge with the Hillhaven Corporation ("Hillhaven"). Subject to the terms and conditions of the agreement, Hillhaven's common stockholders will receive for each share of Hillhaven common stock a number (the "Conversion Number") of shares of Company common stock (and associated preferred stock purchase rights) determined by dividing $32.25 by the average closing price on the New York Stock Exchange of Company common stock for the ten consecutive trading days ending with the second trading day immediately preceding the effective time of the transaction (the "Average Company Price"), provided that the Conversion Number will not be less than 0.768 or more than 0.977. In the event that the Conversion Number multiplied by the Average Company Price is less than $31.00, the Company may elect to increase the Conversion Number to the amount required to arrive at $31.00 or, if the Company does not do so, Hillhaven may terminate the merger agreement.

         The transaction is expected to be tax-free to Vencor and Hillhaven common stockholders and treated as a pooling of interests for accounting purposes. The merger agreement is subject to certain regulatory approvals, as well as approval by the stockholders of each company. In connection therewith, the Company and Hillhaven are preparing proxy materials to be distributed to stockholders of both companies as soon as practicable.

         Conditioned upon and concurrent with the consummation of the merger, the Company expects to enter into a senior credit facility (the "Credit Facility") aggregating $1 billion, the term of which will approximate five and one-half years. The Credit Facility will, among other things, (i) replace prior revolving credit agreements associated with both the Company and Hillhaven, (ii) provide for the liquidation of outstanding Hillhaven preferred stock in accordance with the terms of the merger agreement and (iii) support anticipated refinancings of certain Hillhaven long-term debt. The Company anticipates that after-tax losses incurred in connection with such refinancing activities could reduce net income of the combined entity by approximately $18 million.

         The Company and Hillhaven expect to incur certain expenses in connection with the proposed merger, including costs associated with financial advisory, legal and accounting services, printing and distribution of proxy materials and accelerated vesting of certain employee benefits. These costs are expected to approximate $50 million before income taxes.

ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PROPOSED MERGER TRANSACTION

               As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, the Company entered into a definitive agreement on April 23, 1995 to merge with Hillhaven in a tax-free stock-for-stock transaction to be accounted for as a pooling of interests.

               Unless otherwise stated, the following discussion and analysis is based on the historical condensed consolidated financial statements of the Company and does not include the effects of the proposed Hillhaven merger.

         RESULTS OF OPERATIONS


         Three Months Ended June 30, 1995 Compared to June 30, 1994


               Net revenues for the three months ended June 30, 1995 increased to $140,663,000 from $98,534,000, an increase of 42.8%. Net patient revenues increased to $139,391,000 from $97,436,000. Of the $41,955,000 increase in net patient revenues, $12,496,000 was attributable to a higher patient census and payment rates at the hospitals that were in operation during both periods and $15,515,000 was attributable to increased net revenues from expansion of the Company's Vencare program, with the remainder of the increase related to hospitals that have opened since June 30, 1994.

               Patient days for the three months ended June 30, 1995 increased to 124,686 from 101,546 for the three months ended June 30, 1994, an increase of 22.8%. Of the 23,140 increase in patient days, 58.6% was attributable to hospitals added since the second quarter of last year. The number of hospitals in operation increased from 31 at June 30, 1994 to 36 at June 30, 1995.

               Net revenues from non-government sources (e.g., commercial insurance companies, HMOs, PPOs, contract services) increased 52.0% from $38,961,000 in 1994 to $59,208,000 in 1995. Non-government net revenues as a percentage of total net revenues increased from 39.5% to 42.1%. This increase was primarily attributable to the increase in revenues derived from expansion of the Company's Vencare program.

               Net revenues from the Company's Vencare program, which includes contract, subacute and other respiratory care services at nursing homes, management of hospital respiratory therapy departments and hospice services, increased to $24,477,000, or 17.6% of net patient revenues for the three months ended June 30, 1995 compared to $8,984,000, or 9.2% of net patient revenues for the three months ended June 30, 1994.

               Total expenses for the period increased from $86,403,000 to $122,958,000, an increase of 42.3%. Of the $36,555,000 increase,
         $11,528,000, or 31.5%, was due to higher operating expenses associated with increased patient census at those hospitals that were in operation during both periods. The remaining increase in expenses was primarily due to operating expenses at new facilities as well as costs related to the Company's Vencare program.

               Corporate general and administrative expenses increased 30.1% from $5,686,000 to $7,398,000. For 1994 and 1995, these expenses were
         5.8% and 5.3% of net revenues, respectively.

               Depreciation and amortization increased 13.9% from $5,443,000 in 1994 to $6,197,000 in 1995, as the Company purchased and renovated additional hospital facilities. Net depreciable assets were $212,430,000 and $157,546,000 at June 30, 1995 and 1994, respectively.

               The Company's interest expense of $2,202,000 in 1995 and $1,700,000 in 1994 related primarily to its 6% convertible notes. The increase in interest expense in 1995 was primarily due to increased borrowings under the Company's revolving credit agreement.

         Six Months Ended June 30, 1995 Compared to June 30, 1994

               Net revenues for the six months ended June 30, 1995 increased to $261,094,000 from $185,497,000, an increase of 40.8%. Net patient revenues increased to $259,005,000 from $183,741,000. Of the $75,264,000 increase in net patient revenues, $28,731,000 was attributable to a higher patient census and payment rates at the hospitals that were in operation during both periods and $29,370,000 was attributable to increased net revenues from expansion of the Company's Vencare program, with the remainder of the increase related to hospitals that have opened since June 30, 1994.

               Patient days for the six months ended June 30, 1995 increased to 237,851 from 201,670 for the six months ended June 30, 1994, an increase of 17.9%. Of the 36,181 increase in patient days, 53.8% was attributable to a higher census at those hospitals in operation during both periods. The number of hospitals in operation increased from 31 at June 30, 1994 to 36 at June 30, 1995.

               Net revenues from non-government sources (e.g., commercial insurance companies, HMOs, PPOs, contract services) increased 53.2% from $70,467,000 in 1994 to $107,952,000 in 1995. Non-government net revenues as a percentage of total net revenues increased from 38.0% to 41.3%. This increase was primarily attributable to the increase in revenues derived from expansion of the Company's Vencare program.

               Net revenues from the Company's Vencare program, which includes contract, subacute and other respiratory care services at nursing homes, management of hospital respiratory therapy departments and hospice services, increased to $43,763,000, or 16.8% of net patient revenues for the six months ended June 30, 1995 compared to $14,415,000, or 7.8% of net patient revenues for the six months ended June 30, 1994.

               Total expenses for the period increased from $163,493,000 to $228,390,000, an increase of 39.7%. Of the $64,897,000 increase,
         $28,717,000, or 44.3%, was due to higher operating expenses associated with higher patient census at those hospitals that were in operation during both periods. The remaining increase in expenses was due primarily to operating expenses at new facilities as well as costs related to the Company's Vencare program.

               Corporate general and administrative expenses increased 32.2% from $10,383,000 to $13,731,000. For 1994 and 1995, these expenses were 5.6% and 5.3% of net revenues, respectively.

               Depreciation and amortization increased 24.8% from $9,531,000 in 1994 to $11,898,000 in 1995, as the Company purchased and renovated additional hospital facilities. Of the $2,367,000 increase in depreciation and amortization, $1,010,000 was attributable to those hospitals that were not in operation at June 30, 1994.

               The Company's interest expense of $4,349,000 in 1995 and $3,473,000 in 1994 related primarily to its 6% convertible notes. The increase in interest expense in 1995 was primarily due to increased borrowings under the Company's revolving credit agreement.

         LIQUIDITY AND CAPITAL RESOURCES


         Six Months Ended June 30, 1995 Compared to June 30, 1994

               Historically, the Company has financed its growth and operations principally through the issuance of equity and debt securities, bank borrowings and cash flow from operations.

               The Company expends capital for the acquisition and renovation of new hospital facilities, property and equipment additions and the acquisition of businesses. During the year ended December 31, 1994, the Company expended capital of approximately $100,000,000 for these purposes. During the six months ending June 30, 1995, such capital expenditures totaled $68 million. The Company expects to expend a similar amount of capital for these purposes for the remainder of the year.

               In January 1995, the Company's revolving credit agreement was amended to increase the principal amount available from $100,000,000 to $200,000,000. At June 30, 1995, the Company had an outstanding balance of $28,500,000 under this line of credit.

               On February 22, 1995, the Company sold 2,200,000 shares of common stock in a public offering. The net proceeds totaled $66,494,000, approximately $33 million of which were used to reduce the Company's outstanding indebtedness under its revolving credit agreement. The balance of the net proceeds has been invested pending its use for additional capital expenditures.

               Working capital was $95,591,000 and $74,133,000 as of June 30, 1995 and June 30, 1994, respectively. Cash, cash equivalents and short-term investments totaled $3,496,000 and $6,519,000 at June 30, 1995, and June 30, 1994, respectively.

               The Company's principal source of liquidity, in addition to its cash and credit resources, is payments received on accounts receivable. Net patient accounts receivable increased 38.7% from $86,605,000 at June 30, 1994 to $120,091,000 at June 30, 1995.
         Accounts receivable days outstanding were 79 at June 30, 1995 and 81 at June 30, 1994.

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

               Net cash provided by operating activities was $21,584,000 in the first half of 1995 compared to $6,340,000 in the same period of 1994. Net income increased 51.2% to $19,961,000 for the six months ended June 30, 1995 compared to $13,202,000 in 1994.

               Net cash used in investing activities was $90,250,000 in the first half of 1995 compared to $32,494,000 in the same period of 1994. Cash used in investing activities in 1994 and 1995 was primarily attributable to the purchase of additional hospital facilities as well as renovation costs of newly acquired and existing hospital facilities. Net cash used in investing activities in 1995 also includes the investment of $20 million in short-term obligations as a result of the Company's February 1995 stock offering.

               Net cash provided by financing activities for the six months ended June 30, 1995 was $69,107,000 compared to $12,962,000 for the same period last year. Cash provided by financing activities in 1995 includes the proceeds from the Company's February 1995 common stock offering of $66,494,000.

         OTHER INFORMATION

               In connection with the proposed merger with Hillhaven, the Company will assume Hillhaven's outstanding long-term debt (aggregating approximately $660 million at June 30, 1995) and expects to enter into a $1 billion senior credit facility to, among other things, (i) replace prior revolving credit agreements associated with both the Company and Hillhaven, (ii) liquidate outstanding Hillhaven preferred stock in accordance with the merger agreement and (iii) refinance certain Hillhaven long-term debt. The Company anticipates that after-tax losses incurred in connection with such refinancing activities could reduce net income of the combined entity by approximately $18 million.

               The Company and Hillhaven expect to incur certain expenses in connection with the proposed merger, including costs associated with financial advisory, legal and accounting services, printing and distribution of proxy materials and accelerated vesting of certain employee benefits. These costs are expected to approximate $50 million before income taxes.

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                          None

Item 2.        Changes in Securities                                      None

Item 3.        Defaults Upon Senior Securities                            None

Item 4.        Submission of Matters to a Vote of Security Holders


               The Company's Annual Meeting of Stockholders was held on May 9, 1995. At the meeting, stockholders elected a Board of eight directors pursuant to the following votes: William C. Ballard,
               Jr.: 24,735,658 votes in favor, 340,414 shares withheld; Michael
               R. Barr: 24,779,398 votes in favor, 296,674 shares withheld; Donna R. Ecton: 24,808,343 votes in favor, 267,729 shares withheld; Greg D. Hudson: 24,810,083 votes in favor, 265,989 shares withheld; William H. Lomicka: 24,810,293 votes in favor, 265,779 shares withheld; W. Bruce Lunsford: 24,779,101 votes in favor, 296,971 shares withheld; W. Earl Reed, III: 24,779,248 votes in favor, 296,824 shares withheld; R. Gene Smith:
               24,779,148 votes in favor, 296,924 shares withheld.

Item 5.        Other Information                                           None

Item 6.        Exhibits and Reports on Form 8-K
               (a)   The following exhibits are included herein:

                     (11)   Statement Re Computation of Earnings Per Share

                     (27) Financial Data Schedule (included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval System for SEC use only.)

               (b)   Reports on Form 8-K

                    On April 23, 1995, the Company filed a report on Form 8-K in connection with the announcement of a definitive agreement to merge with Hillhaven.

                    On May 5, 1995, the Company filed a report on Form 8-K which included a copy of the definitive agreement to merge with Hillhaven.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        VENCOR, INC.



  Date      August 14, 1995                      By /s/ W. Bruce Lunsford, Esq.
       -----------------------------------          ---------------------------
                                                    W. Bruce Lunsford, Esq.
                                                    Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer


  Date      August 14, 1995                      By /s/ W. Earl Reed, III
       -----------------------------------          ----------------------------
                                                    W. Earl Reed, III
                                                    Vice President, Finance and
                                                      Development (Principal
                                                      Financial and Accounting
                                                      Officer)