Form 10-Q
period 1995-09-30
VENCOR INC
filed 1995-11-14
CIK 740260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

                           COMMISSION FILE NUMBER 1-10989

                                  VENCOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                61-1055020
(STATE OR OTHER JURISDICTION        (I.R.S.
    OF INCORPORATION OR            EMPLOYER
        ORGANIZATION)           IDENTIFICATION
                                     NO.)
   3300 PROVIDIAN CENTER
   400 WEST MARKET STREET
       LOUISVILLE, KY                40202
   (ADDRESS OF PRINCIPAL          (ZIP CODE)
      EXECUTIVE OFFICES)

                                 (502) 569-7300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       CLASS OF COMMON STOCK                 OUTSTANDING AT OCTOBER 31, 1995
        ---------------------------------------------------  -------------------------------
        Common stock, $.25 par value.......................         64,856,313 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Condensed Consolidated Statement of Operations -- for the quarters and nine
             months ended September 30, 1995 and 1994..................................    3
           Condensed Consolidated Balance Sheet -- September 30, 1995 and December 31,
             1994......................................................................    4
           Condensed Consolidated Statement of Cash Flows -- for the nine months ended
             September 30, 1995 and 1994...............................................    5
           Notes to Condensed Consolidated Financial Statements........................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................   11
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings...........................................................   18
Item 2.    Changes in Securities.......................................................   18
Item 4.    Submission of Matters to a Vote of Security Holders.........................   19
Item 6.    Exhibits and Reports on Form 8-K............................................   20

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          QUARTERS               NINE MONTHS
                                                     -------------------   -----------------------
                                                       1995       1994        1995         1994
                                                     --------   --------   ----------   ----------
Revenues...........................................  $575,339   $519,117   $1,705,831   $1,501,521
                                                     --------   --------   ----------   ----------
Salaries, wages and benefits.......................   347,251    300,452      999,512      857,447
Supplies...........................................    47,868     41,083      138,266      119,212
Rent...............................................    20,225     19,727       59,575       59,867
Other operating expenses...........................   105,335     93,353      309,217      274,247
Depreciation and amortization......................    23,263     20,545       66,940       58,898
Interest expense...................................    15,169     15,532       47,798       48,073
Interest income....................................    (3,304)    (3,310)     (10,032)      (9,875)
Nonrecurring transactions..........................   103,868          -      109,423        2,500
                                                     --------   --------   ----------   ----------
                                                      659,675    487,382    1,720,699    1,410,369
                                                     --------   --------   ----------   ----------
Income (loss) from operations before
  income taxes.....................................   (84,336)    31,735      (14,868)      91,152
Provision for income taxes.........................   (21,449)    11,220        5,760       31,590
                                                     --------   --------   ----------   ----------
Income (loss) from operations......................   (62,887)    20,515      (20,628)      59,562
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit........................   (19,196)       (58)     (21,987)        (229)
                                                     --------   --------   ----------   ----------
          Net income (loss)........................   (82,083)    20,457      (42,615)      59,333
Preferred stock dividend requirements and other
  items............................................    (1,692)    (1,719)      (5,280)      (5,960)
Gain on redemption of preferred stock..............    10,176          -       10,176            -
                                                     --------   --------   ----------   ----------
          Income (loss) available to common
            stockholders...........................  $(73,599)  $ 18,738   $  (37,719)  $   53,373
                                                     ========   ========   ==========   ==========
Earnings (loss) per common and common equivalent
  share:
Primary:
  Income (loss) from operations....................  $   (.91)  $    .32   $     (.27)  $      .94
  Extraordinary loss on early extinguishment of
     debt..........................................      (.32)         -         (.37)           -
                                                     --------   --------   ----------   ----------
  Net income (loss)................................  $  (1.23)  $    .32   $     (.64)  $      .94
                                                     ========   ========   ==========   ==========
Fully diluted:
  Income (loss) from operations....................  $   (.91)  $    .31   $     (.27)  $      .90
  Extraordinary loss on early extinguishment of
     debt..........................................      (.32)         -         (.37)           -
                                                     --------   --------   ----------   ----------
  Net income (loss)................................  $  (1.23)  $    .31   $     (.64)  $      .90
                                                     ========   ========   ==========   ==========
Shares used in computing earnings (loss) per common
  and common equivalent share:
  Primary..........................................    60,011     57,822       59,139       56,667
  Fully diluted....................................    60,011     69,804       59,139       68,699

                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1995              1994
                                                                     -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................   $    76,872       $   39,018
  Accounts and notes receivable less allowance for loss of
     $16,135 -- September 30 and $12,856 -- December 31............       316,152          272,119
  Inventories......................................................        25,565           23,387
  Income taxes.....................................................        66,526           24,736
  Other............................................................        22,641           27,018
                                                                       ----------       ----------
                                                                          507,756          386,278
                                                                       ----------       ----------
Property and equipment, at cost....................................     1,492,192        1,367,455
Accumulated depreciation...........................................      (344,582)        (284,964)
                                                                       ----------       ----------
                                                                        1,147,610        1,082,491
Notes receivable less allowance for loss of $15,329 -- September 30
  and $15,409 -- December 31.......................................        79,478           84,133
Intangible assets less accumulated amortization of
  $28,308 -- September 30 and $32,439 -- December 31...............        46,106           51,492
Other..............................................................        62,942           51,811
                                                                       ----------       ----------
                                                                      $ 1,843,892       $1,656,205
                                                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................   $    82,595       $   76,575
  Accrued salaries, wages and other compensation...................        91,417           72,130
  Other accrued liabilities........................................        91,627           57,393
  Income taxes.....................................................             -            7,612
  Long-term debt due within one year...............................         9,588           43,489
                                                                       ----------       ----------
                                                                          275,227          257,199
                                                                       ----------       ----------
Long-term debt.....................................................       922,165          746,212
Deferred credits and other liabilities.............................        55,172           56,340
Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized;
     98,402 shares issued and outstanding at December 31...........             -               15
  Common stock, $.25 par value; 180,000,000 shares authorized;
     64,856,313 and 59,178,119 issued at September 30 and
     December 31...................................................        16,214           14,794
  Capital in excess of par value...................................       535,556          472,661
  Retained earnings................................................        75,300          136,614
                                                                       ----------       ----------
                                                                          627,070          624,084
  Common stock held in treasury and trust; (2,085,025 shares --
     September 30 and 2,173,798 shares -- December 31).............       (35,742)         (27,630)
                                                                       ----------       ----------
                                                                          591,328          596,454
                                                                       ----------       ----------
                                                                      $ 1,843,892       $1,656,205
                                                                       ==========       ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         1995          1994
                                                                       ---------     ---------
Cash flows from operating activities:
  Net income (loss)..................................................  $ (42,615)    $  59,333
  Adjustments to reconcile net income (loss) to net cash provided by operations:
     Depreciation and amortization...................................     66,940        58,898
     Deferred income taxes...........................................    (20,030)        4,115
     Extraordinary loss on early extinguishment of debt..............     35,058           375
     Nonrecurring transactions.......................................    114,311         2,500
     Other...........................................................     13,867          (372)
     Changes in operating assets and liabilities:
       Accounts and notes receivable.................................    (63,132)      (41,843)
       Inventories and other assets..................................     (2,367)        2,678
       Accounts payable..............................................     15,673         8,867
       Other accrued liabilities.....................................     (3,144)        8,572
                                                                        --------      --------
     Net cash provided by operating activities.......................    114,561       103,123
                                                                        --------      --------
Cash flows from investing activities:
  Purchase of property and equipment.................................   (102,271)      (82,420)
  Acquisition of healthcare facilities...............................    (45,257)      (28,246)
  Proceeds from sales of property and equipment......................        674         5,422
  Collection of notes receivable.....................................      2,870         8,487
  Change in investments..............................................        160        14,571
  Other..............................................................     (6,849)        7,871
                                                                        --------      --------
     Net cash used in investing activities...........................   (150,673)      (74,315)
                                                                        --------      --------
Cash flows from financing activities:
  Net change in borrowings under revolving lines of credit...........     68,750         4,000
  Borrowings of long-term debt.......................................    656,421        15,054
  Reduction of long-term debt........................................   (610,029)      (52,489)
  Proceeds from public offering of common stock......................     66,494             -
  Other issuances of common stock....................................      6,588           535
  Redemption of preferred stock......................................    (91,268)            -
  Payment of dividends...............................................     (2,779)       (2,301)
  Other..............................................................    (20,211)      (25,204)
                                                                        --------      --------
     Net cash provided by (used in) financing activities.............     73,966       (60,405)
                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents.................     37,854       (31,597)
Cash and cash equivalents at beginning of period.....................     39,018        60,930
                                                                        --------      --------
Cash and cash equivalents at end of period...........................  $  76,872     $  29,333
                                                                        ========      ========
Supplemental information:
  Interest payments..................................................  $  50,813     $  48,772
  Income tax payments................................................     61,878        26,540

                            See accompanying notes.

                                  VENCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- REPORTING ENTITY

     Vencor, Inc. ("Vencor") operates an integrated network of healthcare services primarily focused on the needs of the elderly. At September 30, 1995, Vencor operated 35 hospitals, 311 nursing centers, a contract services business ("Vencare") which provides respiratory therapy and subacute services primarily to nursing centers, 56 retail and institutional pharmacy outlets and 23 retirement communities with 3,122 apartments.

     On September 28, 1995, Vencor consummated a merger with The Hillhaven Corporation ("Hillhaven") in a tax-free, stock-for-stock transaction (the "Hillhaven Merger"). See Note 4.

     Prior to its merger with Vencor, Hillhaven consummated a merger with Nationwide Care, Inc. ("Nationwide") on June 30, 1995 in a tax-free, stock-for-stock transaction (the "Nationwide Merger"). See Note 5.

NOTE 2 -- BASIS OF PRESENTATION

     The Hillhaven and Nationwide Mergers have been accounted for by the pooling-of-interests method. Accordingly, the accompanying condensed consolidated financial statements give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented. In addition, the historical financial information of Hillhaven and Nationwide (previously reported on fiscal years ending May 31 and September 30, respectively) have been recast to conform to Vencor's annual reporting period ending December 31.

     The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, the reader of these financial statements may wish to refer to the audited consolidated financial statements of Vencor (Form 10-K/A for the year ended December 31, 1994) and Hillhaven (Form 8-K dated September 1, 1995 for the year ended May 31, 1995) filed with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements have been prepared in accordance with Vencor's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as discussed in Note 6, all such adjustments are of a normal and recurring nature.

NOTE 3 -- EARNINGS PER SHARE

     The computation of earnings per common and common equivalent share give retroactive effect to the Hillhaven and Nationwide Mergers and is based upon the weighted average number of common shares outstanding. In addition, the 1994 computations also included the dilutive effect of common stock equivalents (consisting primarily of stock options) and convertible debt securities.

     In connection with the Hillhaven Merger, Vencor realized a gain of approximately $10.2 million upon the cash redemption of Hillhaven preferred stock. Although the gain had no effect on net income, 1995 third quarter and nine-month net loss per share was reduced by $.17.

NOTE 4 -- HILLHAVEN MERGER

     On September 27, 1995, the stockholders of both Vencor and Hillhaven approved the Hillhaven Merger, effective September 28, 1995. In accordance with the merger agreement, each outstanding share of Hillhaven common stock was converted on a tax-free basis into 0.935 of a share of Vencor common stock. All outstanding shares of Hillhaven preferred stock were redeemed in exchange for cash aggregating $91.3 million plus accrued dividends.

     The Hillhaven Merger has been accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements give retroactive effect to the combined operations of Vencor and Hillhaven

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(including Nationwide) for all periods presented. Summarized operating results of the separate entities for periods prior to the Hillhaven Merger follow (dollars in thousands):

                                                                 NONRECURRING
                                          VENCOR    HILLHAVEN    TRANSACTIONS   ELIMINATION   CONSOLIDATED
                                         --------   ----------   ------------   -----------   ------------
Third quarter:
  1995:
     Revenues..........................  $150,139   $  452,280     $(24,500)      $(2,580)     $   575,339
     Income (loss) from operations.....    11,605       15,383      (89,875)            -          (62,887)
     Net income (loss).................    10,750       (2,958)     (89,875)            -          (82,083)
  1994:
     Revenues..........................  $103,483   $  415,724     $      -       $   (90)     $   519,117
     Income from operations............     8,330       12,185            -             -           20,515
     Net income........................     8,330       12,127            -             -           20,457
Nine months:
  1995:
     Revenues..........................  $411,233   $1,322,873     $(24,500)      $(3,775)     $ 1,705,831
     Income (loss) from operations.....    31,566       41,367      (93,561)            -          (20,628)
     Net income (loss).................    30,711       20,235      (93,561)            -          (42,615)
  1994:
     Revenues..........................  $288,980   $1,212,631     $      -       $   (90)     $ 1,501,521
     Income from operations............    21,532       39,542       (1,512)            -           59,562
     Net income........................    21,532       39,313       (1,512)            -           59,333

NOTE 5 -- NATIONWIDE MERGER

     Prior to its merger with Vencor, Hillhaven completed the Nationwide Merger on June 30, 1995. In connection therewith, 4,675,000 shares of common stock (effected for the Hillhaven Merger exchange ratio) were issued on a tax-free basis in exchange for all of the outstanding shares of Nationwide.

     The Nationwide Merger has been accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements give retroactive effect to the combined operations of Hillhaven and

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

Nationwide for all periods presented. Summarized operating results of the separate entities for periods prior to the Nationwide Merger follow (dollars in thousands):

                                                                           NONRECURRING
                                             HILLHAVEN      NATIONWIDE     TRANSACTIONS     CONSOLIDATED
                                             ----------     ----------     ------------     ------------
Six months ended June 30, 1995:
     Revenues..............................  $  803,793      $ 66,800        $      -        $   870,593
     Income from operations................      23,837         2,147          (3,686)            22,298
     Net income (loss).....................      23,459          (266)         (3,686)            19,507
Quarter ended September 30, 1994:
     Revenues..............................  $  384,615      $ 31,109        $      -        $   415,724
     Income (loss) from operations.........      12,257           (72)              -             12,185
     Net income (loss).....................      12,199           (72)              -             12,127
Nine months ended September 30, 1994:
     Revenues..............................  $1,120,503      $ 92,128        $      -        $ 1,212,631
     Income from operations................      35,931         3,611          (1,512)            38,030
     Net income............................      35,702         3,611          (1,512)            37,801

NOTE 6 -- NONRECURRING TRANSACTIONS

     In the third quarter of 1995, Vencor recorded pretax charges aggregating $128.4 million primarily in connection with the Hillhaven Merger. The charges included (i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs, (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of losses to reflect Vencor's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues (recorded as a reduction of revenues).

     Operating results for the nine months ended September 30, 1995 include pretax charges of $5.5 million recorded in the second quarter related to the Nationwide Merger.

     In February 1994, Vencor recorded a pretax charge of $2.5 million in connection with the prior disposition of certain nursing centers.

NOTE 7 -- LONG-TERM DEBT

     Concurrent with the consummation of the Hillhaven Merger, Vencor entered into a five and one-half year $1 billion senior credit facility (the "Credit Facility") comprised of a $400 million term loan and a $600 million revolving credit facility. The Credit Facility was established to finance the redemption of Hillhaven preferred stock, repay certain higher rate debt and borrowings under prior revolving credit agreements discussed below, and provide sufficient credit for future expansion. Interest is payable at rates up to either (i) the prime rate plus 1/4% or daily federal funds rate plus 3/4%, (ii) LIBOR plus
1 1/4% or (iii) the bank certificate of deposit rate plus 1 3/8%. Outstanding borrowings under the $400 million term loan are payable in various installments beginning in 1997 through 2001. The Credit Facility contains customary covenants which include limitations on additional debt and repurchases of common stock, and maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility aggregated $557.8 million at September 30, 1995.

     During the third quarter of 1995, Vencor refinanced $344.2 million of Hillhaven higher rate debt and repaid $112.5 million of outstanding borrowings under prior revolving credit agreements. After-tax losses associated with these activities totaled $19.2 million or $.32 per share. Vencor incurred an additional after-tax

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

loss of $2.7 million in the second quarter of 1995 primarily in connection with the refinancing of certain Nationwide long-term debt.

NOTE 8 -- CONTINGENCIES

     In January 1995, Horizon Healthcare Corporation ("Horizon") proposed a transaction in which holders of Hillhaven common stock would receive common stock of Horizon valued by Horizon at $28. Horizon also had entered into an agreement with Tenet Healthcare Corporation ("Tenet"), a Hillhaven stockholder, pursuant to which Tenet indicated that it was supportive of Horizon's proposal. A formal proposal was presented by Horizon to Hillhaven and was rejected by a special committee (the "Special Committee") of the Hillhaven Board of Directors for, among other reasons, the belief that the arrangements between Horizon and Tenet had caused Horizon to become the "beneficial owner" of Tenet's Hillhaven common stock. Because Nevada law prohibits a merger for three years between Hillhaven and any person acquiring beneficial ownership or more than 10% of Hillhaven common stock without prior Hillhaven approval, the Horizon proposal could not be consummated. The Special Committee authorized Hillhaven to commence litigation seeking a determination that Horizon could not effect a merger with Hillhaven in compliance with Nevada law.

     On February 6, 1995, Hillhaven filed a complaint against Horizon in the United States District Court for the District of Nevada seeking injunctive and declaratory relief that a business combination between Horizon and Hillhaven is prohibited by the Nevada statute regarding business combinations with interested stockholders (NRS Sections 78.411 through 78.444) by reason of Horizon's arrangements with Tenet. On February 27, 1995, Horizon filed an answer and a counterclaim alleging that, among other things, Hillhaven and all of its directors (other than Messrs. de Wetter and Andersons) had breached their fiduciary duties to Hillhaven's stockholders in connection with their consideration of Horizon's acquisition proposal and certain actions recently taken by Hillhaven, including the formation of a grantor trust and the amendment of Hillhaven's rights plan. The counterclaim seeks injunctive and declaratory relief and compensatory and punitive damages in unspecified amounts. The parties to this action have stipulated to a dismissal; however, such dismissal has not yet been entered by the Court.

     Hillhaven and its directors are named as defendants in a number of putative class action complaints filed on behalf of Hillhaven's stockholders in Nevada state court (the "Nevada State Court Actions") and California state court (the "California State Court Actions"). These complaints raise allegations that Hillhaven's directors breached their fiduciary duties to Hillhaven's stockholders in connection with the consideration of Horizon's acquisition proposal and certain corporate actions also cited in Horizon's counterclaim. These actions seek declaratory and injunctive relief and, in California, compensatory damages in unspecified amounts. The plaintiffs in the Nevada State Court Actions moved to dismiss their complaints, which dismissal was opposed by Hillhaven and its directors. In addition, Tenet filed a complaint against Hillhaven and two of its directors, Mr. Busby and Mr. Marker (the "Tenet Actions"), in the state court of California seeking declaratory and injunctive relief and alleging, among other things, that they breached their fiduciary duties to Tenet and Hillhaven's other stockholders in connection with their consideration of Horizon's acquisition proposal and certain other corporate actions cited in the Horizon and putative class action complaints. The Service Employees International Union (AFL-CIO) and Joann Sforza, a Hillhaven employee and union member, are seeking to intervene as party plaintiffs in the Tenet Action and in one of the putative class actions brought on behalf of Hillhaven's stockholders, alleging that their interests as stockholders and employees of Hillhaven are not adequately represented. Management has opposed this intervention and believes these actions are without merit.

     By stipulation of the parties, the proceedings in the Tenet Action have been dismissed with prejudice. No schedule has been established with respect to further proceedings in the Nevada State Court Actions and the California State Court Actions.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 9 -- STOCKHOLDERS' EQUITY

     On September 27, 1995, Vencor common stockholders voted to increase the number of authorized shares of common stock from 60,000,000 to 180,000,000 and increase the number of common shares issuable under certain employee benefit plans from 3,162,562 to 6,900,000.

NOTE 10 -- SUBSEQUENT EVENTS

     In October 1995, Vencor called for redemption its $115 million 6% Convertible Subordinated Notes (the "6% Notes") and $75 million 7.75% Convertible Debentures (the "7.75% Debentures") which were convertible into Vencor common stock at the rate of $26.00 and $17.96 per share, respectively. In November 1995, $80.6 million principal amount of the 6% Notes was converted into approximately 3,098,000 shares of common stock and the remainder was redeemed in exchange for cash equal to 104.2% of face value plus accrued interest. All outstanding 7.75% Debentures were converted into approximately 4,161,000 shares of common stock. These transactions will have no material effect on earnings per common and common equivalent share.

     On October 30, 1995, Vencor entered into certain interest rate swap agreements to eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding under the Credit Facility. The agreements expire in April 1997 ($100 million), October 1997 ($200 million) and April 1998 ($100 million) and provide for fixed rates at 5.7%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                  RESULTS OF OPERATIONS

HILLHAVEN AND NATIONWIDE MERGERS

     The Hillhaven Merger was consummated on September 28, 1995. At the time of the Hillhaven Merger, Hillhaven operated 311 nursing centers, 56 retail and institutional pharmacies and 23 retirement communities with 3,122 apartments. Annualized revenues approximated $1.7 billion.

     Prior to its merger with Vencor, Hillhaven completed the Nationwide Merger on June 30, 1995. At the time of the Nationwide Merger, Nationwide operated 23 nursing centers containing 3,257 licensed beds and four retirement communities with 442 apartments. Annualized revenues approximated $125 million.

     As discussed in the Notes to Condensed Consolidated Financial Statements, the Hillhaven and Nationwide Mergers have been accounted for by the pooling-of-interests method. Accordingly, the accompanying condensed consolidated financial statements and financial and operating data included herein give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented. In addition, the historical financial information and operating data of Hillhaven and Nationwide (previously reported on fiscal years ending May 31 and September 30, respectively) have been recast to conform to Vencor's annual reporting period ending December 31.

RESULTS OF OPERATIONS

     Vencor operates an integrated network of healthcare services focused primarily on the needs of the elderly through the operation of hospitals, nursing centers and ancillary services businesses which include Vencare, pharmacies and retirement communities. A summary of revenues follows (dollars in thousands):

                                       QUARTERS                          NINE MONTHS
                                 --------------------      %       ------------------------      %
                                   1995        1994      CHANGE       1995          1994       CHANGE
                                 --------    --------    ------    ----------    ----------    ------
Hospitals......................  $119,705    $ 91,972     30.2     $  337,036    $  263,076     28.1
                                 --------    --------              ----------    ----------
Nursing centers:
  Long-term care...............   271,274     262,498      3.3        793,789       757,684      4.8
  Subacute care and medical
     rehabilitation............   125,952      98,675     27.6        361,124       276,162     30.8
                                 --------    --------              ----------    ----------
                                  397,226     361,173     10.0      1,154,913     1,033,846     11.7
  Nonrecurring transactions....   (24,500)          -                 (24,500)            -
                                 --------    --------              ----------    ----------
                                  372,726     361,173      3.2      1,130,413     1,033,846      9.3
                                 --------    --------              ----------    ----------
Ancillary services:
  Vencare......................    30,434      11,511    164.4         74,197        25,904    186.4
  Pharmacies...................    43,406      46,230     (6.1)       133,741       149,163    (10.3)
  Retirement communities.......    11,648       8,321     40.0         34,219        29,622     15.5
                                 --------    --------              ----------    ----------
                                   85,488      66,062     29.4        242,157       204,689     18.3
                                 --------    --------              ----------    ----------
Elimination....................    (2,580)        (90)                 (3,775)          (90)
                                 --------    --------              ----------    ----------
                                 $575,339    $519,117     10.8     $1,705,831    $1,501,521     13.6
                                 ========    ========               =========     =========

     Excluding the effect of nonrecurring transactions, revenues grew 16% and 15% for the third quarter and nine months ended September 30, 1995, respectively, compared to the same periods last year due primarily to growth in hospital patient days, nursing center subacute and medical rehabilitation care and Vencare contracts. Hospital patient days rose 27% to 124,475 in the third quarter of 1995 and 21% to 362,326 for the nine-month period as a result of both acquisitions and same-store growth. Nursing center patient days related to subacute and medical rehabilitation care increased 16% to 419,499 in the third quarter and 14% to 1,234,010 for the nine-month period. The number of Vencare contracts at September 30, 1995 totaled 1,917 compared to 795 at September 30, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     In the third quarter of 1995, Vencor recorded pretax charges aggregating $128.4 million ($89.9 million net of tax) primarily in connection with the Hillhaven Merger. The charges included (i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs, (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of losses to reflect Vencor's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues. Operating results for the nine months ended September 30, 1995 include pretax charges of $5.5 million ($3.7 million net of tax) recorded in the second quarter related primarily to the Nationwide Merger. In February 1994, Vencor recorded a pretax charge of $2.5 million ($1.5 million net of tax) in connection with the prior disposition of certain nursing centers.

     For the third quarter and nine months ended September 30, 1995, losses from operations totaled $62.9 million and $20.6 million, respectively, compared to income of $20.5 million and $59.6 million for the respective periods in 1994. Excluding the effect of nonrecurring transactions, third quarter income from operations increased 32% to $27.0 million ($.38 per share - fully diluted) from $20.5 million ($.31 per share), and 19% to $72.9 million ($1.04 per share) from $61.1 million ($.92 per share) for the respective nine-month periods. The improvement in both periods resulted primarily from revenue growth and operating efficiencies associated with increased volume of services.

LIQUIDITY

     Cash provided by operations totaled $114.6 million for the nine months ended September 30, 1995 compared to $103.1 million last year due primarily to growth in income from operations before nonrecurring transactions. Cash payments in September 1995 related to nonrecurring transactions reduced cash flows from operations by approximately $20 million. In addition, certain nonrecurring transaction costs for merger-related fees and employee benefits will reduce cash flows from operations for the remainder of 1995 and 1996.

     Concurrent with the consummation of the Hillhaven Merger, Vencor established the Credit Facility to finance the redemption of Hillhaven preferred stock, repay certain Hillhaven higher rate debt and borrowings under prior revolving credit agreements and provide sufficient credit for future expansion. At September 30, 1995, available borrowings under the Credit Facility approximated $348 million.

     Working capital totaled $232.5 million at September 30, 1995 compared to $129.1 million at December 31, 1994. Management believes that cash flows from operations and amounts available under the Credit Facility are sufficient to meet future expected liquidity needs.

CAPITAL RESOURCES

     Excluding acquisitions, capital expenditures totaled $102.3 million for the nine months ended September 30, 1995 compared to $82.4 million for the same period of 1994. Planned capital expenditures in 1995 (excluding acquisitions) are expected to approximate $150 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

     Vencor also expended $45.3 million and $28.2 million for acquisitions during the respective nine-month periods of 1995 and 1994, of which $36.1 million and $24.2 million related to additional hospital facilities. Management intends to acquire additional hospitals and nursing centers in the future.

     Capital expenditures in both 1995 and 1994 were financed primarily through internally generated funds and, in 1995, from the public offering of 2,200,000 shares of common stock, the proceeds from which aggregated $66.5 million. Vencor intends to finance all capital expenditures with internally generated and borrowed funds. Sources of capital include available borrowings under the Credit Facility, public or private debt and equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES (CONTINUED)

     As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, Vencor called for redemption all of its outstanding convertible debt securities in October 1995, resulting in the issuance of approximately 7,259,000 shares of common stock. Approximately $34.4 million of the convertible securities were redeemed in exchange for cash equal to 104.2% of face value plus accrued interest. These transactions will not have a material effect on earnings per common and common equivalent share. Had these transactions occurred on September 30, 1995, the ratio of debt to debt plus stockholders' equity would have improved from 61.2% to 51.0%.

     As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, Vencor entered into certain interest rate swap agreements on October 30, 1995 to eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding under the Credit Facility. The agreements expire in April 1997 ($100 million), October 1997 ($200 million) and April 1998 ($100 million) and provide for fixed rates at 5.7%.

HEALTH CARE LEGISLATION

     Congress is currently considering various proposals which would reduce expenditures under certain government health and welfare programs, including Medicare and Medicaid. Management cannot predict whether such proposals will be adopted, or if adopted, what effect, if any, such proposals would have on its business.

     For the nine months ended September 30, 1995, Medicare and Medicaid revenues as a percentage of Vencor's hospital revenues approximated 58% and 11%, respectively, while revenues from such programs approximated 29% and 45%, respectively, of Vencor's nursing center revenues.

OTHER INFORMATION

     Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. As discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, Vencor is a party to certain litigation involving the proposed acquisition of Hillhaven by Horizon in January 1995. Resolution of such litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's financial position or results of operations.

     The Credit Facility contains customary covenants which include limitations on additional debt and repurchases of common stock, and maintenance of certain financial ratios. Vencor was in compliance with all such covenants at September 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1995 QUARTERS
                                                ----------------------------------
                                                 FIRST        SECOND       THIRD       NINE MONTHS
                                                --------     --------     --------     -----------
  Revenues....................................  $552,178     $578,314     $575,339     $1,705,831
                                                --------     --------     --------     ----------
  Salaries, wages and benefits................   321,806      330,455      347,251        999,512
  Supplies....................................    43,516       46,882       47,868        138,266
  Rent........................................    19,579       19,771       20,225         59,575
  Other operating expenses....................    99,247      104,635      105,335        309,217
  Depreciation and amortization...............    21,170       22,507       23,263         66,940
  Interest expense............................    15,458       17,171       15,169         47,798
  Interest income.............................    (3,180)      (3,548)      (3,304)       (10,032)
  Nonrecurring transactions...................         -        5,555      103,868        109,423
                                                --------     --------     --------     ----------
                                                 517,596      543,428      659,675      1,720,699
                                                --------     --------     --------     ----------
Income (loss) from operations before
  income taxes................................    34,582       34,886      (84,336)       (14,868)
Provision for income taxes....................    13,410       13,799      (21,449)         5,760
                                                --------     --------     --------     ----------
Income (loss) from operations.................    21,172       21,087      (62,887)       (20,628)
Extraordinary loss on early extinguishment of
  debt, net of income taxes...................       (66)      (2,725)     (19,196)       (21,987)
                                                --------     --------     --------     ----------
          Net income (loss)...................    21,106       18,362      (82,083)       (42,615)
Preferred stock dividend requirements.........    (1,793)      (1,795)      (1,692)        (5,280)
Gain on redemption of preferred stock.........         -            -       10,176         10,176
                                                --------     --------     --------     ----------
          Income (loss) available to common
            stockholders......................  $ 19,313     $ 16,567     $(73,599)    $  (37,719)
                                                ========     ========     ========     ==========
Earnings (loss) per common and common
  equivalent share:
  Primary:
     Income (loss) from operations............  $    .33     $    .32     $   (.91)    $     (.27)
     Extraordinary loss on early
       extinguishment of debt.................         -         (.05)        (.32)          (.37)
                                                --------     --------     --------     ----------
          Net income (loss)...................  $    .33     $    .27     $  (1.23)    $     (.64)
                                                ========     ========     ========     ==========
  Fully diluted:
     Income (loss) from operations............  $    .31     $    .30     $   (.91)    $     (.27)
     Extraordinary loss on early
       extinguishment of debt.................         -         (.04)        (.32)          (.37)
                                                --------     --------     --------     ----------
          Net income (loss)...................  $    .31     $    .26     $  (1.23)    $     (.64)
                                                ========     ========     ========     ==========
Shares used in computing earnings (loss) per
  common and common equivalent share:
  Primary.....................................    58,981       60,673       60,011         59,139
  Fully diluted...............................    70,826       72,454       60,011         59,139

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      1994 QUARTERS
                                     -----------------------------------------------
                                      FIRST        SECOND       THIRD        FOURTH         YEAR
                                     --------     --------     --------     --------     ----------
Revenues...........................  $479,822     $502,582     $519,117     $531,306     $2,032,827
                                     --------     --------     --------     --------     ----------
Salaries, wages and benefits.......   275,050      281,945      300,452      309,734      1,167,181
Supplies...........................    37,605       40,524       41,083       42,841        162,053
Rent...............................    20,141       19,999       19,727       19,504         79,371
Other operating expenses...........    90,316       90,578       93,353       92,374        366,621
Depreciation and amortization......    18,426       19,927       20,545       20,621         79,519
Interest expense...................    15,339       17,202       15,532       14,755         62,828
Interest income....................    (3,267)      (3,298)      (3,310)      (3,251)       (13,126)
Nonrecurring transactions..........     2,500            -            -       (7,040)        (4,540)
                                     --------     --------     --------     --------     ----------
                                      456,110      466,877      487,382      489,538      1,899,907
                                     --------     --------     --------     --------     ----------
Income from operations before
  income taxes.....................    23,712       35,705       31,735       41,768        132,920
Provision for income taxes.........     8,105       12,265       11,220       15,191         46,781
                                     --------     --------     --------     --------     ----------
Income from operations.............    15,607       23,440       20,515       26,577         86,139
Extraordinary loss on early
  extinguishment of debt, net of
  income taxes.....................       (15)        (156)         (58)         (12)          (241)
                                     --------     --------     --------     --------     ----------
          Net income...............    15,592       23,284       20,457       26,565         85,898
Preferred stock dividend
  requirements and other items.....    (2,374)      (1,867)      (1,719)      (1,793)        (7,753)
                                     --------     --------     --------     --------     ----------
          Income available to
            common stockholders....  $ 13,218     $ 21,417     $ 18,738     $ 24,772     $   78,145
                                     ========     ========     ========     ========     ==========
Earnings per common and common
  equivalent share:
  Primary..........................  $    .24     $    .38     $    .32     $    .43     $     1.37
  Fully diluted....................  $    .24     $    .35     $    .31     $    .38     $     1.28
Shares used in computing earnings
  per common and common equivalent
  share:
  Primary..........................    54,923       57,222       57,822       58,003         57,037
  Fully diluted....................    66,986       69,169       69,804       69,931         69,014

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                                         1995 QUARTERS
                                            ----------------------------------------
                                              FIRST          SECOND         THIRD        NINE MONTHS
                                            ----------     ----------     ----------     -----------
REVENUES:
Hospitals.................................  $  101,145     $  116,186     $  119,705     $  337,036
                                              --------       --------       --------     ----------
Nursing centers:
  Long-term care..........................     261,145        261,370        271,274        793,789
  Subacute medical and rehabilitation.....     114,668        120,504        125,952        361,124
  Nonrecurring transactions...............           -              -        (24,500)       (24,500)
                                              --------       --------       --------     ----------
                                               375,813        381,874        372,726      1,130,413
                                              --------       --------       --------     ----------
Ancillary services:
  Vencare.................................      19,286         24,477         30,434         74,197
  Pharmacies..............................      45,123         45,212         43,406        133,741
  Retirement communities..................      11,156         11,415         11,648         34,219
                                              --------       --------       --------     ----------
                                                75,565         81,104         85,488        242,157
                                              --------       --------       --------     ----------
Elimination...............................        (345)          (850)        (2,580)        (3,775)
                                              --------       --------       --------     ----------
                                            $  552,178     $  578,314     $  575,339     $1,705,831
                                              ========       ========       ========     ==========
HOSPITAL DATA:
End of period data:
  Number of hospitals.....................          34             36             35
  Number of licensed beds.................       2,859          3,275          3,214
Patient revenue mix %:
  Medicare................................        58.6           57.2           57.9           57.9
  Medicaid................................        11.3           11.6           11.2           11.4
  Private and other.......................        30.1           31.2           30.9           30.7
Patient days:
  Medicare................................      74,742         80,236         79,282        234,260
  Medicaid................................      14,609         19,330         21,014         54,953
  Private and other.......................      23,814         25,120         24,179         73,113
                                              --------       --------       --------     ----------
                                               113,165        124,686        124,475        362,326
                                              ========       ========       ========     ==========
NURSING CENTER DATA:
End of period data:
  Number of nursing centers...............         310            311            311
  Number of licensed beds.................      39,418         39,509         39,513
Patient revenue mix %:
  Medicare................................        28.8           29.1           28.9           29.0
  Medicaid................................        45.0           44.6           45.3           45.0
  Private and other.......................        26.2           26.3           25.8           26.0
Patient days:
  Long-term care..........................   2,700,250      2,710,176      2,758,760      8,169,186
  Subacute medical and rehabilitation.....     402,261        412,250        419,499      1,234,010
                                              --------       --------       --------     ----------
                                             3,102,511      3,122,426      3,178,259      9,403,196
                                              ========       ========       ========     ==========
ANCILLARY SERVICES DATA:
End of period data:
  Number of Vencare contracts.............       1,093          1,703          1,917
  Number of pharmacy outlets..............          57             55             56
  Number of retirement communities........          23             23             23
  Number of retirement community
     apartments...........................       3,122          3,122          3,122

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS (CONTINUED)

                           OPERATING DATA (CONTINUED)
                                  (UNAUDITED)

                                                           1994 QUARTERS
                                           ---------------------------------------------
                                             FIRST      SECOND       THIRD      FOURTH        YEAR
                                           ---------   ---------   ---------   ---------   ----------
REVENUES:
Hospitals................................  $  81,532   $  89,572   $  91,972   $  98,035   $  361,111
                                            --------    --------    --------   ----------  ----------
Nursing centers:
  Long-term care.........................    244,942     250,244     262,498     259,908    1,017,592
  Subacute medical and rehabilitation....     88,056      89,431      98,675     106,935      383,097
                                            --------    --------    --------   ----------  ----------
                                             332,998     339,675     361,173     366,843    1,400,689
                                            --------    --------    --------   ----------  ----------
Ancillary services:
  Vencare................................      5,431       8,962      11,511      13,003       38,907
  Pharmacies.............................     50,116      52,817      46,230      43,941      193,104
  Retirement communities.................      9,745      11,556       8,321       9,768       39,390
                                            --------    --------    --------   ----------  ----------
                                              65,292      73,335      66,062      66,712      271,401
                                            --------    --------    --------   ----------  ----------
Elimination..............................          -           -         (90)       (284)        (374)
                                            --------    --------    --------   ----------  ----------
                                           $ 479,822   $ 502,582   $ 519,117   $ 531,306   $2,032,827
                                            ========    ========    ========   ==========  ==========
HOSPITAL DATA:
End of period data:
  Number of hospitals....................         31          31          33          33
  Number of licensed beds................      2,316       2,316       2,511       2,511
Patient revenue mix %:
  Medicare...............................       57.2        55.9        55.9        57.0         56.5
  Medicaid...............................       10.6        10.2        11.8        11.7         11.1
  Private and other......................       32.2        33.9        32.3        31.3         32.4
Patient days:
  Medicare...............................     63,299      63,026      59,616      65,370      251,311
  Medicaid...............................     15,282      14,276      15,222      15,407       60,187
  Private and other......................     21,543      24,244      23,254      23,084       92,125
                                            --------    --------    --------   ----------  ----------
                                             100,124     101,546      98,092     103,861      403,623
                                            ========    ========    ========   ==========  ==========
NURSING CENTER DATA:
End of period data:
  Number of nursing centers..............        310         311         311         310
  Number of licensed beds................     39,615      39,506      39,508      39,423
Patients revenue mix %:
  Medicare...............................       24.5        24.4        25.3        26.7         25.3
  Medicaid...............................       48.3        48.0        47.6        46.6         47.6
  Private and other......................       27.2        27.6        27.1        26.7         27.1
Patient days:
  Long-term care.........................  2,759,488   2,785,050   2,837,119   2,802,735   11,184,392
  Subacute medical and rehabilitation....    355,482     365,009     363,138     385,995    1,469,624
                                            --------    --------    --------   ----------  ----------
                                           3,114,970   3,150,059   3,200,257   3,188,730   12,654,016
                                            ========    ========    ========   ==========  ==========
ANCILLARY SERVICES DATA:
End of period data:
  Number of Vencare contracts............        496         630         795         948
  Number of pharmacy outlets.............         85          71          61          60
  Number of retirement communities.......         23          22          22          22
  Number of retirement community
     apartments..........................      3,092       2,992       2,992       3,049

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In January 1995, Horizon Healthcare Corporation ("Horizon") proposed a transaction in which holders of Hillhaven common stock would receive common stock of Horizon valued by Horizon at $28. Horizon also had entered into an agreement with Tenet Healthcare Corporation ("Tenet"), a Hillhaven stockholder, pursuant to which Tenet indicated that it was supportive of Horizon's proposal. A formal proposal was presented by Horizon to Hillhaven and was rejected by a special committee (the "Special Committee") of the Hillhaven Board of Directors for, among other reasons, the belief that the arrangements between Horizon and Tenet had caused Horizon to become the "beneficial owner" of Tenet's Hillhaven common stock. Because Nevada law prohibits a merger for three years between Hillhaven and any person acquiring beneficial ownership or more than 10% of Hillhaven common stock without prior Hillhaven approval, the Horizon proposal could not be consummated. The Special Committee authorized Hillhaven to commence litigation seeking a determination that Horizon could not effect a merger with Hillhaven in compliance with Nevada law.

     On February 6, 1995, Hillhaven filed a complaint against Horizon in the United States District Court for the District of Nevada seeking injunctive and declaratory relief that a business combination between Horizon and Hillhaven is prohibited by the Nevada statute regarding business combinations with interested stockholders (NRS Sections 78.411 through 78.444) by reason of Horizon's arrangements with Tenet. On February 27, 1995, Horizon filed an answer and a counterclaim alleging that, among other things, Hillhaven and all of its directors (other than Messrs. de Wetter and Andersons) had breached their fiduciary duties to Hillhaven's stockholders in connection with their consideration of Horizon's acquisition proposal and certain actions recently taken by Hillhaven, including the formation of a grantor trust and the amendment of Hillhaven's rights plan. The counterclaim seeks injunctive and declaratory relief and compensatory and punitive damages in unspecified amounts. The parties to this action have stipulated to a dismissal; however, such dismissal has not yet been entered by the Court.

     Hillhaven and its directors are named as defendants in a number of putative class action complaints filed on behalf of Hillhaven's stockholders in Nevada state court (the "Nevada State Court Actions") and California state court (the "California State Court Actions"). These complaints raise allegations that Hillhaven's directors breached their fiduciary duties to Hillhaven's stockholders in connection with the consideration of Horizon's acquisition proposal and certain corporate actions also cited in Horizon's counterclaim. These actions seek declaratory and injunctive relief and, in California, compensatory damages in unspecified amounts. The plaintiffs in the Nevada State Court Actions moved to dismiss their complaints, which dismissal was opposed by Hillhaven and its directors. In addition, Tenet filed a complaint against Hillhaven and two of its directors, Mr. Busby and Mr. Marker (the "Tenet Actions"), in the state court of California seeking declaratory and injunctive relief and alleging, among other things, that they breached their fiduciary duties to Tenet and Hillhaven's other stockholders in connection with their consideration of Horizon's acquisition proposal and certain other corporate actions cited in the Horizon and putative class action complaints. The Service Employees International Union (AFL-CIO) and Joann Sforza, a Hillhaven employee and union member, are seeking to intervene as party plaintiffs in the Tenet Action and in one of the putative class actions brought on behalf of Hillhaven's stockholders, alleging that their interests as stockholders and employees of Hillhaven are not adequately represented. Hillhaven has opposed this intervention and believes these actions are without merit.

     By stipulation of the parties, the proceedings in the Tenet Action have been dismissed with prejudice. No schedule has been established with respect to further proceedings in the Nevada State Court Actions and the California State Court Actions.

ITEM 2.  CHANGES IN SECURITIES

     Vencor, Hillhaven and State Street Bank and Trust Company, as Trustee, entered into a Supplemental Indenture as of September 27, 1995 (the "Supplemental Indenture"), whereby Vencor assumed the obligations of Hillhaven under the Indenture dated as of September 2, 1992, relating to Hillhaven's 10 1/8% Senior Subordinated Notes due 2001 (the "Indenture") and amended the Indenture to:

          (i) eliminate covenants contained in the Indenture relating to: (a) maintenance of corporate existence, (b) payment of taxes, (c) maintenance of properties, (d) maintenance of insurance, (e) limitation on the incurrence of debt by Vencor and its subsidiaries, (f) limitation on restricted payments, (g) limitation on the issuance of preferred stock by subsidiaries of Vencor, (h) limitation on restrictions on distributions from subsidiaries of Vencor, (i) limitation on liens securing pari passu indebtedness and subordinated indebtedness of Vencor and its subsidiaries,
     (j) the provision of Vencor financial statements, (k) limitation on transactions with affiliates, (l) limitation on issuance of guarantees by subsidiaries of Vencor and (m) limitation on other senior subordinated debt;

          (ii) modify the covenant contained in the Indenture relating to statements by officers of Vencor as to compliance with conditions and covenants and statements by officers of Vencor as to defaults;

          (iii) modify the provision in the Indenture relating to mergers or transfer of assets by eliminating (a) the pro forma no-default requirement,
     (b) the consolidated net worth requirement and (c) the additional debt incurrence provisions;

          (iv) modify the provision of the Indenture concerning events of default by eliminating as an event of default any breach of a covenant or agreement which was deleted as described in paragraph (i) above and by eliminating as events of default certain defaults under other loan agreements and certain judgments against Vencor or its subsidiaries; and

          (v) make certain conforming and other changes.

     The foregoing summary is qualified in its entirety by reference to the Supplemental Indenture, a copy of which is included in this report as Exhibit 4(a).

     On September 28, 1995, Vencor's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 60,000,000 shares to 180,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 27, 1995, a Special Meeting of Stockholders of Vencor was held in Louisville, Kentucky. A summary of proposals considered and voted upon follows:

          (1) Adoption and approval of an Amended and Restated Agreement and Plan of Merger, dated as of April 23, 1995 and as amended and restated as of July 31, 1995, between Vencor and Hillhaven, and approval of all transactions contemplated by such agreement (the "Merger Proposal"):
     for -- 21,869,360 shares; against -- 813,679 shares; abstain -- 63,495 shares; and broker non-vote -- 107,332 shares.

          (2) Approval to amend Vencor's Certificate of Incorporation to increase the authorized number of shares of Vencor common stock from 60,000,000 to 180,000,000: for -- 21,918,939 shares; against -- 754,043 shares; and abstain -- 180,884 shares.

          (3) Approval to amend Vencor's 1987 Incentive Compensation Program to increase the number of shares of Vencor common stock which may be issued upon the exercise of stock options and other stock and cash awards granted under the program from 3,162,562 shares to 6,900,000 shares:
     for -- 17,950,368 shares; against -- 4,574,454 shares; abstain -- 221,712 shares; and broker non-vote -- 107,332 shares.

     On September 27, 1995, a Special Meeting of Stockholders of Hillhaven was held in Tacoma, Washington. Stockholders approved the Merger Proposal as follows:

          (1) Common Stock: for -- 33,521,360 shares; against -- 74,679 shares; and abstain -- 34,804 shares.

          (2) Series C Preferred Stock: for -- 35,000 shares; no shares against or abstaining.

          (3) Series D Preferred Stock: for -- 65,430 shares; no shares against or abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           3 Vencor Certificate of Incorporation, including amendments dated September 27, 1995 and September 28, 1995.

           4(a) Supplemental Indenture dated September 27, 1995, among Vencor,
                Hillhaven and State Street Bank and Trust Company, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2001.

           4(b) $1 Billion Credit Agreement dated September 11, 1995 (conformed to include Amendment No. 1) among Vencor, various banks and other financial institutions, Morgan Guaranty Trust Company of New York, (as Documentation Agent), Nationsbank, N.A (as Administrative Agent) and J.P. Morgan Delaware (as Collateral Agent).

           4(c) Amendment No. 2 to Credit Agreement dated as of September 11,
                1995 among Vencor, Inc., the other Borrowers referred to therein and the Banks, Co-Agents, LC Issuing Banks and Agents referred to therein.

          10 Incentive Stock Award Agreements dated September 28, 1995 by and among Vencor, Hillhaven, Bruce L. Busby, Christopher J. Marker, Jeffrey M. McKain and Robert F. Pacquer, respectively.

          11 Statement Re: Computation of earnings per common and common equivalent share for the quarter and nine months ended September 30, 1995 and 1994.

          27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Retrieval and Analysis ("EDGAR") system).

     (b) Reports filed on Form 8-K:

          During the quarter ended September 30, 1995, the following reports on Form 8-K were filed by Vencor and Hillhaven:

          Reports filed by Vencor:

          Report dated August 11, 1995, relating to an amendment to the Rights Agreement, dated as of July 20, 1993, between Vencor and National City Bank, as Rights Agent (the "Rights Agreement") to modify certain provisions in the Summary of Rights to Purchase Series A Participating Preferred Stock.

          Report dated August 22, 1995, relating to the Agreement dated as of August 22, 1995, by and among Vencor, Hillhaven and Tenet.

          Report dated September 1, 1995, which included the following financial information: (i) selected historical financial information for both Vencor and Hillhaven (ii) selected financial data, management's discussion and analysis of financial condition and results of operations, and the consolidated financial statements and financial statement schedules of Hillhaven for each of the three years in the period ended May 31, 1995
     (iii) supplemental consolidated financial statements and financial statement schedules of Hillhaven for each of the three years in the period ended May 31, 1995 which reflect the Nationwide Merger and (iv) unaudited pro forma condensed combined financial information of Vencor and Hillhaven for each of the three years ended December 31, 1994, 1993 and 1992 and the six months ended June 30, 1995 and 1994.

          Reports filed by Hillhaven:

          Report dated July 31, 1995 which included the combined results of operations of Hillhaven and Nationwide for the period from July 1, 1995 through July 31, 1995.

          Report dated August 11, 1995, which included the consolidated financial statements and management's discussion and analysis of financial condition and results of operations of Nationwide through May 31, 1995.

          Report dated August 29, 1995 (amended August 30, 1995), which included Hillhaven's supplemental audited consolidated financial statements and related schedule for each of the three years in the period ended May 31, 1995 reflecting the Nationwide Merger.

          Report dated September 27, 1995, which included the results of operations of Hillhaven for the fiscal quarters ended August 31, 1995 and 1994. A copy of the press release announcing the quarterly earnings was filed as an exhibit thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VENCOR, INC.
Date: November 14, 1995                                  /s/  Bruce Lunsford, Esq.
                                              -----------------------------------------------
                                                          W. Bruce Lunsford, Esq.
                                                     Chairman of the Board, President
                                                        and Chief Executive Officer
Date: November 14, 1995                                   /s/  W. Earl Reed, III
                                              -----------------------------------------------
                                                             W. Earl Reed, III
                                                        Vice President, Finance and
                                                              and Development