Form 10-K
period 1995-12-31
VENCOR INC
filed 1996-03-29
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER: 1-10989

                               ----------------

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

                                (502) 596-7300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
            -------------------                 ---------------------
       Common Stock, par value $.25 per share  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No    .
                                                  -----   -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  As of March 1, 1996, there were 69,915,086 shares of the Registrant's Common Stock, $.25 par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on March 1, 1996, was approximately $2,491,379,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  A portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1996. A portion of Part II is incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1995.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I
    Item 1.  Business....................................................     3
    Item 2.  Properties..................................................    23
    Item 3.  Legal Proceedings...........................................    23
    Item 4.  Submission of Matters to a Vote of Security Holders.........    23
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters........................................    25
    Item 6.  Selected Financial Data.....................................    26
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    27
    Item 8.  Financial Statements and Supplementary Data.................    30
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    30
 PART III
    Item 10. Directors and Executive Officers of the Registrant..........    30
    Item 11. Executive Compensation......................................    30
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................    30
    Item 13. Certain Relationships and Related Transactions..............    30
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K........................................................    31

                                    PART I

ITEM 1. BUSINESS

GENERAL

  On September 28, 1995, The Hillhaven Corporation ("Hillhaven") merged into Vencor, Inc. (the "Company") (the "Hillhaven Merger"), creating one of the nation's largest providers of healthcare services primarily focusing on the needs of the elderly. At December 31, 1995, the Company's operations included 36 long-term intensive care hospitals containing 3,263 licensed beds, 311 nursing centers containing 39,480 licensed beds, 55 retail and institutional pharmacy outlets and 23 retirement housing communities with 3,122 apartments. Healthcare services provided through this network of facilities included long-term intensive hospital care, long-term nursing care, contract respiratory therapy services, acute cardiopulmonary care, subacute and post-operative care, inpatient and outpatient rehabilitation therapy, specialized care for Alzheimer's disease, hospice care, pharmacy services and retirement and assisted living. At December 31, 1995, the Company was providing subacute, rehabilitation and respiratory therapy services to 2,008 nursing and subacute care centers through its contract services business ("Vencare"). Through its subsidiary, Ventech Systems, Inc. ("Ventech"), the Company is developing and maintaining ProTouch(TM), a comprehensive paperless clinical information system designed to increase the operating efficiencies of the Company's facilities.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. It was reorganized as a Delaware corporation in 1987. The Company changed its name to Vencor, Incorporated in 1989 and to Vencor, Inc. in 1993. Initially following the Hillhaven Merger in September 1995, the Company conducted business through its hospital, nursing center and contract services divisions. During the first quarter of 1996, the Company reorganized on the basis of regional integrated service areas.

  This Report contains a number of forward-looking statements. These statements are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information--Cautionary Statements."

VENCOR STRATEGY

  The healthcare system of the United States remains in a period of significant change. Factors affecting the healthcare system include cost containment, the expansion of managed care, improved medical technology and an increased focus on measurable medical outcomes. The Company believes that these factors will lead to more patient-focused care in lower cost alternate sites by providers who are able to demonstrate high quality, cost-effective care.

  At the same time, the Company believes that the need for long-term care is increasing. Improved medical care and advancements in medical technology increase the survival rates for victims of disease and trauma of all ages. Many of these patients never fully recover and require long-term care. The incidence of chronic problems increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes there will be an increase in the need for long-term care at all levels of the continuum of care.

  Accordingly, the Company is developing full-service integrated networks to meet the needs of patients requiring long-term care. The Company's full-service capability should enable it to match the appropriate acuity of care with each patient's needs. The Company is continuing to integrate and expand the operations of its intensive care hospitals and nursing centers. The Company is also continuing to investigate and develop related healthcare services. The Company is exploring other ways in which it can transfer its expertise in the efficient delivery of cardiopulmonary and other long-term care to other healthcare businesses. Such efforts may include affiliating with or acquiring other healthcare businesses.

  The Company's strategy for implementing full-service integrated networks for long-term care is set forth below.

  Focus on Long-Term Care Continuum. The Company intends to continue expanding its long-term care network. The Company conducts market research prior to entering new markets, which research may address (i) the need for placement of long-term patients or residents, (ii) existing provider referral patterns,
(iii) the presence of competitors, (iv) payor mix and (v) the political and regulatory environment. Although the Company is continually considering opportunities for future growth and is actively negotiating to acquire additional facilities and related healthcare businesses, as of March 21, 1996, the Company had not entered into any agreements regarding future acquisitions. From time to time, the Company may also sell all or a portion of its interest in a facility or business where such disposition would be in the best interest of the Company.

  Expand Specialty Care Services. The Company intends to continue to expand the specialty care programs and services at its nursing centers. These services generally produce higher revenues than do routine nursing care services and serve to differentiate the Company's facilities from others in a given market. The Company is focusing on the expansion of its subacute, medical and rehabilitation services, including physical, occupational and speech therapies, wound care, oncology treatment, brain injury care, stroke therapy and orthopedic therapy.

  Expand Vencare Contract Services. In 1993, the Company initiated its Vencare program of providing respiratory therapy and subacute care services in nursing and hospital facilities owned by third parties. The Vencare program also currently includes hospice care, management of cardiopulmonary hospital departments and rehabilitation therapy services. Vencare services are provided pursuant to contracts with nursing and subacute care centers and hospitals. Vencare enables the Company to provide its services to lower acuity, subacute patients in cost-efficient sites and facilitates patient referrals between its hospitals and contract-affiliated nursing centers as medical conditions warrant. The Company intends to continue to expand its Vencare program.

  Implement Ventech Patient Information System. In 1993, the Company formed Ventech Systems, Inc. ("Ventech") to develop the ProTouch(TM) electronic patient medical record system. ProTouch(TM) is a software application which allows nurses, physicians and other clinicians to access and manage clinical information utilized in the delivery of patient care. The Company had installed ProTouch(TM) in all of its hospitals as of the end of 1995 and plans to complete the installation of ProTouch(TM) in its nursing centers by the end of 1997.

                              HOSPITAL OPERATIONS

  The Company's hospitals primarily provide long-term acute hospital care to medically complex, chronically ill patients. The Company's hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. Generally, approximately 60% of the Company's chronic patients are ventilator-dependent for some period of time during their hospitalization. The Company's patients suffer from conditions which require a high level of monitoring and specialized care, yet may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, the Company's hospital patients generally are not clinically appropriate for admission to a skilled nursing facility or rehabilitation hospital. The medical condition of most of the Company's hospital patients is periodically or chronically unstable. By combining general acute care services with the ability to care for chronic patients, the Company believes that its long-term hospitals provide its patients with high quality, cost-effective care. During 1995, the average length of stay for chronic patients in the Company's long-term hospitals was approximately 55 days. Although the Company's patients range in age from pediatric to geriatric, typically more than 70% of the Company's chronic hospital patients are over 65 years of age.

HOSPITAL FACILITIES

  The following table lists by state the number of hospitals and related licensed beds owned and leased by the Company as of December 31, 1995:

                                                     NUMBER OF FACILITIES
                                            LICENSED -----------------------
  STATE                                       BEDS   OWNED   LEASED   TOTAL
  -----                                     -------- ------  -------  ------
Arizona....................................    110         2       -        2
California.................................    544         6       -        6
Colorado...................................     68         1       -        1
Florida....................................    278         3       1        4
Georgia....................................     72         -       1        1
Illinois...................................    365         3       -        3
Indiana....................................    121         2       -        2
Kentucky...................................    374         1       -        1
Massachusetts..............................     40         1       -        1
Michigan...................................    160         1       -        1
Missouri...................................    227         2       -        2
North Carolina.............................    124         1       -        1
Oklahoma...................................     59         1       -        1
Pennsylvania...............................    101         2       -        2
Tennessee..................................     49         1       -        1
Texas......................................    365         5       1        6
Virginia...................................    206         1       -        1
                                             -----    ------  ------   ------
  Total....................................  3,263        33       3       36
                                             =====    ======  ======   ======

SERVICES PROVIDED BY COMPANY HOSPITALS

  Chronic. The Company has devised a comprehensive program of care for its chronic patients that draws upon the talents of interdisciplinary teams, including licensed pulmonary specialists. The teams evaluate chronic patients upon admission to determine an appropriate treatment plan. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and physical therapy. Individual attention to patients who have the cognitive and physical abilities to respond to therapy is emphasized. Patients who successfully complete treatment programs are discharged to skilled nursing facilities, rehabilitation hospitals or home care settings.

  General Acute Care. The Company operates two general acute care hospitals. Certain of the Company's long-term hospitals also provide general acute care and outpatient services in support of their long-term care services. Certain of the Company's hospitals maintain subacute units. General acute care and outpatient services may include inpatient services, diagnostic services, emergency services, CT scanning, one-day surgery, hospice services, laboratory, X-ray, respiratory therapy, cardiology and physical therapy. The Company may expand its general acute care and outpatient services as its long-term hospitals mature.

  Major factors contributing to the growth in demand for the Company's intensive care hospital services include the following:

  Increased Patient Population. Improved medical care and advancements in medical technology have increased the survival rates for infants born with severe medical problems, as well as victims of disease and trauma of all ages. Many of these patients never fully recover and require long-term hospital care. The incidence of chronic respiratory problems increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes there will be an increase in the need for long-term hospital care. Typically more than 70% of the Company's hospital patients are over 65 years of age.

  Medically Displaced Patients. The Company's hospital patients require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit. Due to their extended recovery period, the Company's hospital patients generally would not receive specialized multidisciplinary treatment focused on the unique aspects of a long-term recovery program in a general acute care hospital and yet cannot qualify for admission to a skilled nursing facility or rehabilitation hospital.

  Economically Displaced Patients. Historically, reimbursement policies and practices designed to control healthcare costs have made it difficult to place medically complex, chronically ill patients in an appropriate healthcare setting. Under the Medicare program, general acute care hospitals are reimbursed under the prospective payment system ("PPS"), a fixed payment system which provides an economic incentive to general acute care hospitals to minimize the length of patient stay. As a result, these hospitals generally receive less than full cost for providing care to patients with extended lengths of stay. Furthermore, PPS does not provide for reimbursement more frequently than once every 60 days, placing an additional economic burden on a general acute care hospital providing long-term care. The Company's long-term hospitals, however, are exempt from PPS and thus receive reimbursement on a more favorable basis for providing long-term hospital care to Medicare patients. Commercial reimbursement sources, such as insurance companies and health maintenance organizations ("HMOs"), some of which pay based on established hospital charges, typically seek the most economical source of care available. The Company believes that its emphasis on long-term hospital care allows it to provide high quality care to chronic patients on a cost-effective basis.

HOSPITAL PATIENT ADMISSION

  Substantially all of the chronic patients admitted to the Company's hospitals are transferred from other healthcare providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, skilled nursing facilities and home care settings. Referral sources include discharge planners, case managers of managed care plans, social workers, physicians, third-party administrators, HMOs and insurance companies.

  The Company employs case managers who educate healthcare professionals from other hospitals as to the unique nature of the services provided by the Company's long-term hospitals. The case managers develop an annual admission plan for each hospital, with assistance from the hospital's administrator. To identify specific service opportunities, the admission plan for each hospital is based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics. Admission plans involve ongoing education of local physicians, utilization review and case management personnel, HMOs, acute care hospitals and preferred provider organizations ("PPOs"). The Company maintains a centralized pre-admission certification system at its corporate headquarters to assess certain clinical and other information in determining the appropriateness of each patient referral to its hospitals.

PROFESSIONAL STAFF

  Each of the Company's hospitals is staffed with a multidisciplinary team of healthcare professionals, including nurses, therapists and physicians. A professional nursing staff trained to care for the long-term acute patient is on duty 24 hours each day in the Company's hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists and registered dietitians.

  The physicians at the Company's hospitals generally are not employees of the Company and may also be members of the medical staff of other hospitals. Each of the Company's hospitals has a fully credentialled, multispecialty medical staff to meet the needs of the patients. Each patient is visited at least once a day by a staff physician. Typically, the Company does not enter into exclusive contracts with physicians to provide services to its hospital patients. The Company's hospitals and physicians enter into service contracts providing for pulmonary, radiology, pathology, infection control and anesthesiology services, most of which are cancellable on no more than 90 days' notice.

  The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified personnel. The Company seeks the highest quality of professional staff within each market.

CENTRALIZED MANAGEMENT AND OPERATIONS

  A hospital administrator supervises and is responsible for the day-to-day operations at each of the Company's hospitals. Each hospital also employs a controller who monitors the financial matters of each hospital, including the measurement of actual operating results compared to goals established by the Company. In addition, each hospital employs an assistant administrator to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. The Company's corporate headquarters provides services in the areas of system design and development, training, human resource management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each hospital. The Company has standardized operating procedures and monitors its hospitals to assure consistency of operations.

MANAGEMENT INFORMATION SYSTEM

  The financial information for each Company hospital is centralized at the corporate headquarters through its management information system. The Company uses a customized hospital financial reporting system which enables it to monitor, on a daily basis, certain key financial data at each hospital such as payor mix, admissions and discharges, cash collections, revenues and staffing. In addition, the financial reporting system provides monthly budget analysis, financial comparisons to prior periods and comparisons among the Company's hospitals.

  The Company has installed an electronic patient medical record system in all of its hospitals and intends to complete such installations in its nursing centers by the end of 1997. See "Ventech Systems, Inc."

QUALITY ASSESSMENT AND IMPROVEMENT

  The Company maintains a strategic outcomes program which includes a centralized pre-admission evaluation program and concurrent review for all of its patient population against utilization and quality screens, as well as quality of life outcomes data collection and patient and family satisfaction surveys. In addition, each hospital has an integrated quality assessment and improvement program administered by a quality review manager which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are appropriately admitted to the Company's hospitals and that quality healthcare is rendered to them in a cost-effective manner.

  The Company has implemented a program whereby its hospitals will be reviewed annually by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The purposes of this internal review process are to (i) ensure ongoing compliance with industry recognized standards for hospitals, (ii) assist management in analyzing each hospital's operations and (iii) provide consulting and educational opportunities for each hospital to identify opportunities to improve patient care.

SELECTED HOSPITAL OPERATING DATA

  The following table sets forth certain operating data for the Company's hospitals:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
   Hospitals in operation at end of period...........      36       33       26
   Number of licensed beds at end of period..........   3,263    2,511    2,198
   Patient days...................................... 489,612  403,623  293,367
   Average daily census..............................   1,341    1,123      875
   Occupancy percentage..............................    47.6%    48.8%    44.1%

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

SOURCES OF HOSPITAL REVENUES

  The Company receives payment for hospital services from third-party payors, including government reimbursement programs such as Medicare and Medicaid and nongovernment sources such as commercial insurance companies, HMOs, PPOs and contracted providers. Payments from government programs are generally based upon cost and payments from nongovernment payors are generally based upon charges. Patients covered by nongovernment payors are generally more profitable to the Company than those covered by Medicare and Medicaid programs. The following table sets forth the approximate percentages of the Company's hospital revenues derived from the specified payor sources indicated:

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1995      1994      1993
                                                   -------   -------   -------
   Medicare.......................................      57%       56%       51%
   Medicaid.......................................      12        11         9
   Private and other..............................      31        33        40

  For the year ended December 31, 1995, hospital revenues totaled approximately $456 milion, or 19.6% of the Company's consolidated revenues.

HOSPITAL COMPETITION

  As of December 31, 1995, the hospitals owned or leased by the Company were located in 32 geographic markets in 17 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by the Company's hospitals. In addition, as of February 6, 1996, there were 180 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar cardiopulmonary services to those provided by the Company's hospitals. Many of these short-term and long-term hospitals are larger and more established than the Company's hospitals. Certain hospitals that compete with the Company's hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company's hospitals. Cost containment efforts by federal and state governments and other third-party payors designed to encourage more efficient utilization of hospital services have generally resulted in lower hospital industry occupancy rates in recent years. As a result of these efforts, a number of acute care hospitals have converted to specialized care facilities. Some hospitals are developing step-down units which attempt to serve the needs of patients who require care at a level between that provided by an intensive care unit and a general medical/surgical unit. This trend is expected to continue due to the current oversupply of acute care hospital beds and the increasing consolidation and affiliation of free-standing hospitals into larger systems. As a result, the Company may experience increased competition from existing hospitals and converted facilities.

  Competition for patients covered by nongovernment reimbursement sources is intense. The primary competitive factors in the long-term intensive care business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the long-term intensive care market with licensed hospitals that compete with the Company's hospitals.

  Some skilled nursing facilities, while not licensed as hospitals, have developed units which provide a greater intensity of care than that typically provided by a skilled nursing facility. The condition of patients in these skilled nursing facility units is less acute than the condition of patients cared for in the Company's hospitals.

  The competitive position of any hospital, including the Company's hospitals, is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, PPOs and HMOs. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from market to market, depending on the number and market strength of such organizations.

  The Company also competes with other healthcare companies for hospital and other healthcare acquisitions.

HOSPITAL REGULATION

  The healthcare industry is subject to regulation by a number of government and private agencies. Regulatory activities affect the Company's business activities by controlling its growth, requiring licensure and certification for its hospitals, regulating the use of its properties and controlling reimbursement to the Company for services provided.

  Certificates of Need and State Licensing. Certificate of Need ("CON") regulations control the development and expansion of healthcare services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The stated objective of the CON process is to promote quality healthcare at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. Recently, some states (including Florida, Massachusetts and Tennessee) have amended their CON regulations to require CON approval prior to the conversion of a hospital from a general short-term facility to a general long-term facility. Of the seventeen states in which the Company's hospitals were located as of December 31, 1995, Florida, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, North Carolina, Pennsylvania, Tennessee and Virginia have CON programs. With one exception, the Company was not required to obtain a CON in connection with its previous acquisitions, due to relatively low renovation costs and the absence of additional licensed beds or changes in services. CONs may be required in connection with the Company's future hospital and contract services expansion. There can be no assurance that the Company will be able to obtain the CONs necessary for any or all such projects. If the Company is unable to obtain the requisite CONs, its growth and business could be adversely affected.

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

  Medicare and Medicaid. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which hospital benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under Medicare and Medicaid. A substantial portion of the Company's hospital revenues is derived from patients covered by Medicare and Medicaid. See "Hospital Operations--Sources of Hospital Revenues."

  In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the Department of Health and Human Services ("HHS") relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. The Company has developed a management system to ensure compliance with the various standards and requirements. Each of the Company's hospitals employs a person who is responsible for an on-going quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which are generally limited if the hospital is accredited by JCAHO. As of December 31, 1995, all the Company's hospitals were certified as Medicare providers, and thirty-three of its hospitals were also certified by their respective state Medicaid programs. Applications are pending for Medicaid certification with respect to the Company's other hospitals. A loss of certification could adversely affect a hospital's ability to receive payments under the Medicare and Medicaid programs.

  Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect cost of the services provided to beneficiaries. The Social Security Amendments of 1983 implemented PPS as a means of controlling healthcare costs. Under PPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups ("DRGs"). The DRG payment under PPS is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with unusually extended lengths of stay or higher treatment costs. Outlier payments are only designed to cover marginal costs. Additionally, PPS payments can only be made once every 60 days. Thus, PPS creates an economic incentive for general short-term hospitals to discharge chronic Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term hospitals are excluded from PPS. Management believes that the incentive for short-term hospitals to discharge chronic medical patients as soon as clinically possible creates a substantial referral source for the Company's general long-term hospitals.

  The Social Security Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children's and general long-term hospitals from PPS. A general long-term hospital is defined as a hospital which has an average length of stay greater than 25 days. Inpatient operating costs for general long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate (the "Target") per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Until October 1991, Medicare operating costs per discharge in excess of the Target were not reimbursed. Effective October 1, 1991, Medicare operating costs in excess of the Target are reimbursed at the rate of 50% of the excess up to 10% of the Target. Hospitals whose operating costs are lower than the Target are reimbursed their actual costs plus an incentive. The incentive is equal to 50% of the difference between their actual costs and the Target and may not exceed 5% of the Target. New hospitals may apply for an exemption from the TEFRA Target provisions. For hospitals certified prior to October 1, 1992, the exemption was optional and, if granted, lasted for three years. For certifications after October 1, 1992, the exemption is automatic and is effective for two years. As of December 31, 1995, twenty-seven of the Company's hospitals were subject to TEFRA Target provisions. The Company's other hospitals were not subject to TEFRA because they had qualified for the new hospital exemptions described above. During 1996, five more of the Company's hospitals will become subject to TEFRA Target provisions. The TEFRA limits have not had a material adverse effect on the Company's results of operations, and the Company does not expect that the TEFRA limits will have a material effect on the Company's results of operations in 1996.

  Medicare and Medicaid reimbursements are generally determined from annual cost reports filed by the Company which are subject to audit by the respective agency administering the programs. Management believes that adequate provisions for loss have been recorded to reflect any adjustments which could result from audits of these cost reports. Adjustments to the Company's cost reports have not had a material adverse effect on the Company's hospital operating results.

  Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs") in order to ensure efficient utilization of hospitals and services. A PRO may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. Such review is subject to administrative and judicial appeal. Each of the Company's hospitals employs a clinical professional to administer the hospital's integrated quality assurance and improvement program, including its utilization review program. PRO denials have not had a material adverse effect on the Company's hospital operating results.

  Medicare and Medicaid antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antifraud Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating the Antifraud Amendments include criminal and civil penalties and exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS and the Office of the Inspector General ("OIG") specified certain "safe harbors" which describe conduct and business relationships permissible under the Antifraud Amendments. These "safe harbor" regulations may result in more aggressive enforcement of the Antifraud Amendments by HHS and the OIG.

  Section 1877 of the Social Security Act (commonly known as "Stark I") states that a physician who has a financial relationship with a clinical laboratory is generally prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions ("Stark II") amending Section 1877 to greatly expand the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II (collectively referred to as the "Stark Provisions"), a "financial relationship" is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark Provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. The Company expects that business practices of providers and financial relationships between providers will be subject to increased scrutiny as healthcare reform efforts continue at federal and state levels.

  Healthcare Reform. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures which could effect major changes in the healthcare system. In October 1993, the Clinton Administration submitted comprehensive healthcare reform legislation to Congress designed to provide, among other things, for universal access to healthcare. Neither the Clinton Administration's plan nor other healthcare reform legislation was enacted by Congress. More recently, a significant effort has been initiated in Congress and the Clinton Administration to balance the federal budget in seven years. This effort could result in significant reductions in Medicare and Medicaid spending, which may be achieved through restrictions on growth of healthcare costs, implementation of various aggregate cost limits, or a restructuring of Medicaid through block grants to the states. The Company believes that implementation of block grants to the states could add incentives to provide an increased amount of healthcare services through managed care health plans.

  A number of legislative proposals have included a moratorium on the designation of additional long-term hospitals for Medicare reimbursement purposes. However, the Company cannot predict the form of any healthcare or budget reform legislation which may be proposed in Congress or in state legislatures in the future, and whether such legislation, if any, will be adopted. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the Company's future growth, revenues and earnings.

  Gramm-Rudman. The Company's Medicare revenues may be adversely affected by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended ("Gramm-Rudman"). Under Gramm-Rudman, if the Office of Management and Budget and the Congressional Budget Office determines that the federal deficit will exceed certain specified levels for a federal fiscal year through 1998, sufficient reductions in federal spending must be made to remove the excess deficit. One-half of these reductions must be made in nondefense programs. Although Medicaid funding is exempt from reductions under Gramm-Rudman, the Medicare program is not. If reductions are made in the Medicare program, each payment to providers that is paid on a reasonable cost basis may be reduced. Payment reductions under Gramm-Rudman in federal fiscal years through 1998 could have an adverse effect on the Company's revenues and earnings. However, because the actual amount of the reduction for any fiscal year may vary according to the federal deficit, the financial impact of Gramm-Rudman on the Company's results of operations cannot be predicted.

  JCAHO Accreditation. Hospitals receive accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 1995, thirty-three of the Company's hospitals were accredited by JCAHO. The Company intends to apply for JCAHO accreditation for its other hospitals within the next year. The Company intends to seek and obtain JCAHO accreditation for any additional facilities it may purchase or lease and convert into long-term hospitals. The Company does not believe that the failure to obtain JCAHO accreditation at any hospital would have a material adverse effect on its results of operations.

  State Regulatory Environment. The Company currently operates four hospitals and manages a chronic unit in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's revenues and operating income from its hospitals. Accordingly, the Company's hospital revenues and operating income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The Company also operates six hospitals in Texas and six hospitals in California which contribute a significant portion of the Company's revenues and operating income from its hospitals. Although Texas and California do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the Company's hospital revenues and operating income. The Company is unable to predict whether and in what form any such legislation will be adopted. The Company's revenues and operating income could be adversely affected by other state rate setting laws. Certain other states in which the Company operates hospitals require hospitals to disclose specified financial information. In evaluating markets for expansion, the Company considers the regulatory environment, including but not limited to, any mandated rate setting.

                              VENCARE OPERATIONS

  In 1993, the Company initiated its Vencare contract services business. Through Vencare, the Company has expanded the scope of its cardiopulmonary care by providing subacute care, rehabilitation therapy and respiratory care services and supplies to nursing and subacute care centers. The Company also manages cardiopulmonary departments for other hospitals. The Company provides hospice services to nursing center patients, hospital patients and persons in private residences. For the year ended December 31, 1995, revenues from Vencare totaled approximately $110 million, or 4.7% of the Company's consolidated revenues.

RESPIRATORY CARE SERVICES

  The Company provides respiratory care services and supplies to nursing and subacute center patients pursuant to contracts between the Company and the nursing center or subacute center. The services are provided by respiratory therapists based at the Company's hospitals. These respiratory therapists perform a wide variety of procedures, including oxygen therapy, bronchial hygiene, nebulizer and aerosol treatments, tracheostomy care, ventilator management and patient respiratory education. Pulse oximeters and arterial blood gas machines are used to evaluate the patient's condition, as well as the effectiveness of the treatment. The Company also provides respiratory equipment and supplies to nursing and subacute centers.

  The Company receives payments from the nursing centers and subacute centers for services rendered and these facilities, in turn, receive payments from the appropriate provider. Respiratory therapy and supplies are covered under the Medicare program and reimbursed as an ancillary service when the service is provided by hospital-based respiratory therapists. Many commercial insurers and managed care providers are seeking hospital discharge options for lower acuity respiratory patients. Management believes that the Company's pricing and successful clinical outcomes make its respiratory care program attractive to commercial insurers and managed care providers.

  At December 31, 1995, the Company had entered into contracts to provide contract respiratory therapy services and supplies to 1,590 nursing and subacute care centers.

SUBACUTE SERVICES

  At December 31, 1995, the Company had entered into contracts to provide subacute care services to 13 nursing and subacute care centers. These services, which are also an extension of the cardiopulmonary services provided by the Company's hospitals, may include ventilator management, tracheostomy care, continuation of airway restoration programs, enteral and parenteral nutritional support, IV therapy for hydration and medication administration, progressive wound care, chronic chest tube management, laboratory, radiology, pharmacy and dialysis services and customized rehabilitation services. Subacute patients generally require assisted ventilation through mechanical devices.

REHABILITATION THERAPY SERVICES

  The Company provides physical, occupational and speech therapies to nursing and subacute care center patients. At December 31, 1995, the Company had entered into contracts to provide rehabilitation therapy services to patients at 405 facilities.

HOSPICE SERVICES

  The Company provides hospice services to nursing center patients, hospital patients and persons in private residences.

CONTRACT SERVICES COMPETITION

  Although the respiratory therapy services, rehabilitation services, subacute services and hospice care markets are fragmented, significant competition exists for the Company's contract services. The primary competitive factors for the contract services business are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which the services are provided. Certain hospitals are establishing and managing their own step-down and subacute facilities. Other hospital companies have entered the contract services market through affiliation agreements and management contracts.

                             VENTECH SYSTEMS, INC.

  In 1993, the Company formed Ventech to develop the ProTouch(TM) electronic patient medical records system. ProTouch(TM) is a software application which allows nurses, physicians and other clinicians to manage clinical information utilized in the patient care delivery process.

  Among the features of ProTouch(TM) are on-line access and update of an electronic patient chart, on-line trend analysis using electronic flowsheets and graphs, and remote access for authorized users. The system is designed to decrease administrative time, reduce paper and support the delivery of quality patient care.

  The Company completed the installation of ProTouch(TM) in all of its hospitals during 1995, and plans to install ProTouch(TM) in all of its nursing centers by the end of 1997.

     NURSING CENTER, PHARMACY AND RETIREMENT HOUSING COMMUNITY OPERATIONS

  The Company's nursing center operations provide long-term care and subacute medical and rehabilitation services in 311 nursing centers containing 39,480 licensed beds located in thirty-three states. At December 31, 1995, the Company owned 216 nursing centers and leased 79 nursing centers. The Company also managed 16 nursing centers, including 7 centers owned by Tenet Healthcare Corporation ("Tenet"), which holds a greater than 10% interest in the Company.

  The Company is a leading provider of rehabilitation services, including physical, occupational and speech therapies. The majority of patients in rehabilitation programs stay for eight weeks or less. Patients in rehabilitation programs generally provide for higher revenues than other nursing center patients because they require a higher level of ancillary services. In addition, management believes that the Company is one of the leading providers of care for patients with Alzheimer's disease. At December 31, 1995, the Company offered treatment in approximately 2,239 beds in 71 nursing centers for patients suffering from Alzheimer's disease. Most of these patients reside in separate units within the nursing centers and are cared for by teams of professionals specializing in the unique problems experienced by Alzheimer's patients.

NURSING CENTER MARKETING

  The factors which affect consumers' selection of a nursing center vary by community and include a nursing center's competitive position and its relationships with local referral sources. Competition creates the standards against which nursing centers in a given market are judged by various referral sources, which include physicians, hospital discharge planners, community organizations and families. Therefore, the Company's nursing center sales efforts are conducted at the local market level by the nursing center administrators, admissions coordinators and others. Nursing center personnel are assisted in carrying out their marketing strategies by regional marketing staffs. The Company's sales efforts are directed toward improving the payor mix at the nursing centers by increasing the census of private pay patients, patients covered by managed care contracts and Medicare patients. Accordingly, the Company's sales efforts focus on the value of its nursing centers as a lower cost alternative for subacute medical and rehabilitation services compared to similar care provided by acute care and rehabilitation hospitals.

NURSING CENTER OPERATIONS

  Each nursing center is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, licensed dietician, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise nursing staffs which include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the level of care provided by the nursing center. The nursing centers contract with physicians who serve as medical directors and serve on quality assurance committees.

  The nursing centers are supported by regional staff in the areas of nursing, dietary and rehabilitation services, maintenance, sales and financial services. In addition, corporate staff provide other services in the areas of sales assistance, human resource management, state and federal reimbursement, state licensing and certification, legal, finance and accounting support. Financial control is maintained principally through fiscal and accounting policies established at the corporate level for use at the nursing centers.

  Quality of care is monitored and enhanced by quality assurance committees and family satisfaction surveys. The quality assurance committees oversee patient healthcare needs and resident and staff safety. Additionally, physicians serve on the quality assurance committees as medical directors and advise on healthcare policies and practices. Nursing professionals visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents' families are conducted from time to time in which the families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by nursing center administrators to help ensure quality care.

  The Company provides training programs for nursing center administrators, managers, nurses and nursing assistants. These programs are designed to provide career opportunities for employees and to maintain high levels of quality patient care.

  Substantially all of the nursing centers are currently certified to provide services under the Medicare and Medicaid programs. A nursing center's qualification to participate in such programs depends upon such factors as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

SELECTED NURSING CENTER OPERATING DATA

  The following table sets forth certain operating data for the Company's owned and leased nursing centers:

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
Number of nursing centers in operation at
 end of period............................         295         294         308
Number of licensed beds at end of period..      37,383      37,336      38,496
Patient days..............................  12,770,435  12,654,016  12,569,600
Average daily census......................      34,987      34,669      34,437
Occupancy percentage......................        92.2%       92.9%       93.3%

SOURCES OF NURSING CENTER REVENUES

  Nursing center revenues are derived principally from Medicare and Medicaid programs and from private pay patients. Consistent with the nursing home industry generally, changes in the mix of the Company's patient population among these three categories significantly affect the profitability of the Company's operations. Although the level of cost reimbursement for Medicare and other high acuity patients generally produces the most revenue per patient day, profitability is reduced by the costs associated with the higher level of nursing care and other services required by such patients. The Company believes that private pay patients generally constitute the most profitable and Medicaid patients generally constitute the least profitable category.

  The following table sets forth certain percentages related to the payor mix of the Company's owned and leased nursing centers:

                    MEDICARE              MEDICAID          PRIVATE AND OTHER
              --------------------- --------------------- ---------------------
YEAR          PATIENT DAYS REVENUES PATIENT DAYS REVENUES PATIENT DAYS REVENUES
----          ------------ -------- ------------ -------- ------------ --------
1995.........      12%        27%        65%        45%        23%        28%
1994.........      11         25         65         46         24         29
1993.........       8         18         68         53         24         29

  The following table sets forth certain percentages related to the mix of patient services of the Company's owned and leased nursing centers:

                         SUBACUTE MEDICAL                         LONG-
                    AND REHABILITATION SERVICES             TERM NURSING CARE
                    ---------------------------------     ---------------------
YEAR                 PATIENT DAYS        REVENUES         PATIENT DAYS REVENUES
----                ---------------     -------------     ------------ --------
1995...............                14%               31%       86%        69%
1994...............                12                27        88         73
1993...............                 8                19        92         81

  For the year ended December 31, 1995, nursing center revenues totaled approximately $1.5 billion, or 66.3% of the Company's consolidated revenues.

  Both governmental and private third-party payors have employed cost containment measures designed to limit payments made to healthcare providers. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services.

  Medicare. The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to skilled nursing centers after at least a three-day stay in an acute care hospital. Covered services include nursing care, room and board, social services, physical and occupational therapies, pharmaceuticals, supplies and other necessary services provided by skilled nursing centers.

  Under the Medicare program, skilled nursing center reimbursement is based upon reasonable direct and indirect costs of services provided to beneficiaries. Routine costs are subject to a routine cost limit ("RCL"). The RCL is a national average cost per patient day which is adjusted for variations in local wages. Revenues under this program are subject to audit and retroactive adjustment. Management believes that adequate provisions for loss have been recorded to reflect any adjustments which could result from such audits. Settlements of Medicare audits have not had a material adverse effect on the Company's nursing center operating results.

  Medicaid. Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Accordingly, these programs differ from state to state in many respects.

  Federal law requires Medicaid programs to pay rates that are reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. However, despite these federal requirements, disagreements frequently arise between nursing centers and states regarding the adequacy of Medicaid payments. In addition, the Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the Company. Management believes that the payments under these programs are not sufficient on an overall basis to cover the costs of serving residents participating in these programs. Furthermore, OBRA mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers.

  There can be no assurance that the payments under Medicaid programs will remain at levels comparable to current levels or, in the future, will be sufficient to cover the costs incurred in serving residents participating in such programs. The Company provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals.

  Private Pay and Managed Care. The Company's nursing centers seek to increase the number of private pay patients and those covered under private insurance and managed care health plans. Such patients typically have financial resources to pay for their monthly services and do not rely generally on government programs for support.

NURSING CENTER COMPETITION

  The Company's nursing centers compete on a local and regional basis with other nursing centers. The Company's competitive position varies within each community served. The Company believes that the quality of care provided, reputation, location and physical appearance of its nursing centers and, in the case of private pay patients, the charges for services, are significant competitive factors. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based on fixed rates or cost reimbursement regulations), there is significant competition for both private pay and Medicare patients.

  The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, retirement housing facilities and communities, home health agencies and similar institutions. The industry includes government-owned, church-owned, secular not-for-profit and for-profit institutions.

NURSING CENTER FACILITIES

  The following table lists by state the number of nursing centers and related licensed beds operated by the Company as of December 31, 1995:

                                                         NUMBER OF FACILITIES
                                             LICENSED --------------------------
STATE                                          BEDS   OWNED LEASED MANAGED TOTAL
-----                                        -------- ----- ------ ------- -----
Alabama(1)..................................     447     3     -       -      3
Arizona.....................................     970     5     2       -      7
Arkansas....................................     174     1     -       -      1
California..................................   4,473    21    16       3     40
Colorado....................................     935     4     3       -      7
Connecticut(1)..............................     716     6     -       -      6
Florida(1)..................................   2,011    12     1       3     16
Georgia(1)..................................     370     3     -       -      3
Hawaii......................................      60     1     -       -      1
Idaho.......................................     903     7     2       -      9
Indiana(1)..................................   4,071    15    13       -     28
Kentucky(1).................................   2,014    13     3       -     16
Louisiana...................................     258     -     -       2      2
Maine(1)....................................     882    11     -       -     11
Massachusetts(1)............................   4,246    33     3       2     38
Minnesota...................................     159     1     -       -      1
Mississippi.................................     120     -     1       -      1
Montana(1)..................................     456     2     1       -      3
Nebraska....................................     167     -     1       -      1
Nevada(1)...................................     314     3     -       -      3
New Hampshire...............................     622     3     -       1      4
North Carolina(1)...........................   3,241    20     9       -     29
Ohio(1).....................................   1,935     9     4       1     14
Oklahoma(1).................................     226     1     -       1      2
Oregon(1)...................................     468     2     2       -      4
Tennessee(1)................................   2,669     5    11       -     16
Texas.......................................     180     -     -       1      1
Utah........................................     740     5     -       1      6
Vermont(1)..................................     260     1     -       1      2
Virginia(1).................................     764     4     1       -      5
Washington..................................   1,521    10     3       -     13
Wisconsin(1)................................   2,657    11     3       -     14
Wyoming(1)..................................     451     4     -       -      4
                                              ------   ---   ---     ---    ---
Total(2)....................................  39,480   216    79      16    311
                                              ======   ===   ===     ===    ===

--------
(1) These states have CON regulations. See "Governmental Regulation of Nursing Centers, Retirement Centers and Pharmacies."
(2) Of the 39,480 nursing center licensed beds operated by the Company at December 31, 1995, 26,933 were owned, 10,450 were leased and 2,097 were managed by the Company.

PHARMACIES

  Through its subsidiary, Medisave Pharmacies, Inc. ("Medisave"), the Company provides institutional and retail pharmacy services. As of December 31, 1995, Medisave operated 35 institutional pharmacies and 20 retail pharmacies in 18 states. For the year ended December 31, 1995, Medisave revenues totaled approximately $178 million, or 7.7% of the Company's consolidated revenues.

  The institutional pharmacy division focuses on providing a full array of pharmacy services to approximately 735 nursing centers and specialized care centers. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics, respiratory and infusion services and enteral therapies. In addition, Medisave provides a variety of pharmaceutical consulting services designed to assist nursing centers in program administration. Institutional pharmacy operations accounted for substantially all of Medisave's pharmacy revenues and operating income in 1995.

  Medisave's retail pharmacy operations consist of discount retail pharmacy and optical stores in leased facilities. In 1993 and 1994, the Company terminated leases of 36 retail outlets in Wal-Mart stores. The leases of the remaining 14 Wal-Mart outlets were terminated in the first quarter of 1995. The termination of these leases has not had a material effect on pharmacy operating income.

  The following table lists by state the number of pharmacies operated by Medisave as of December 31, 1995:

     STATE                                            INSTITUTIONAL RETAIL TOTAL
     -----                                            ------------- ------ -----
     Arizona.........................................        1         -      1
     California......................................       14         -     14
     Florida.........................................        2         -      2
     Idaho...........................................        1         -      1
     Illinois........................................        -         3      3
     Kansas..........................................        -         2      2
     Louisiana.......................................        -         3      3
     Massachusetts...................................        1         -      1
     Mississippi.....................................        -         6      6
     Missouri........................................        1         -      1
     Nevada..........................................        2         -      2
     North Carolina..................................        4         -      4
     Ohio............................................        1         1      2
     Tennessee.......................................        2         -      2
     Texas...........................................        -         5      5
     Utah............................................        1         -      1
     Virginia........................................        2         -      2
     Wisconsin.......................................        3         -      3
                                                           ---       ---    ---
       Total.........................................      35        20      55
                                                           ===       ===    ===

RETIREMENT HOUSING COMMUNITIES

  As of December 31, 1995, the Company's retirement housing operations consisted of 23 retirement housing communities. These centers included 3,122 apartment units and were located in 15 states. Of the total number of retirement housing centers, 11 are owned by the Company, one is leased by the Company, three are managed by the Company for a third party and eight are owned by partnerships in which the Company has an equity interest. For the year ended December 31, 1995, retirement housing community revenues totaled approximately $46 million, or 2% of the Company's consolidated revenues.

  Retirement housing communities serve more independent and self-sufficient residents than do the nursing centers. A retirement housing community consists of studio, one-bedroom and two-bedroom apartment units. Residents typically receive weekly housekeeping and linen service, local transportation, 24-hour emergency call service and daily food service.

  Residents are responsible for monthly fees which typically are paid by the resident or the resident's family members. Retirement housing operations do not presently qualify for reimbursement under Medicare, Medicaid or Veterans Administration healthcare programs because they do not offer the levels of care required under such programs. Monthly fees paid by residents are based upon the resident's apartment size, the number of meals the resident elects to purchase and the level of personal care required by the resident.

  The following table lists by state the number of retirement housing communities and related apartments operated by the Company as of December 31, 1995:

                                                       NUMBER OF FACILITIES
                                        NUMBER OF  -----------------------------
      STATE                             APARTMENTS OWNED(1) LEASED MANAGED TOTAL
      -----                             ---------- -------- ------ ------- -----
      Arizona..........................     522        4       -       -      4
      California.......................     212        1       -       -      1
      Colorado.........................      99        1       -       -      1
      Florida..........................     660        3       -       1      4
      Idaho............................     115        1       -       -      1
      Indiana..........................     136        1       -       1      2
      Kansas...........................     155        1       -       -      1
      Massachusetts....................     555        1       -       1      2
      Missouri.........................     173        1       -       -      1
      New Hampshire....................      28        1       -       -      1
      Ohio.............................      80        -       1       -      1
      Oklahoma.........................      35        1       -       -      1
      Oregon...........................      33        1       -       -      1
      Utah.............................     120        1       -       -      1
      Washington.......................     199        1       -       -      1
                                          -----      ---     ---     ---    ---
        Total..........................   3,122       19       1       3     23
                                          =====      ===     ===     ===    ===

--------
(1) Includes retirement housing communities owned by partnerships in which the Company has a limited and/or general partnership interest that are managed by the Company for such partnerships.

GOVERNMENTAL REGULATION OF NURSING CENTERS, RETIREMENT CENTERS AND PHARMACIES

  The federal government and all states in which the Company operates regulate various aspects of the Company's nursing center business. In particular, the development and operation of nursing centers and retirement communities and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. Retirement communities and their owners are subject to periodic inspection by governmental authorities to assure compliance with various standards including standards relating to the financial condition of the owners of such communities. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's operations.

  Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987, as amended ("OBRA"), increased the enforcement powers of state and federal certification agencies. Additional sanctions were authorized to correct noncompliance with regulatory requirements, including fines, temporary suspension of admission of new patients to nursing centers and, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs.

  Nursing centers managed and operated by the Company are licensed either on an annual or bi-annual basis and certified annually for participation in Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers. From time to time the Company's nursing centers receive statements of deficiencies from regulatory agencies. In response, the Company implements plans of correction with respect to these nursing centers to address the alleged deficiencies. The Company believes that its nursing centers are in material compliance with all applicable regulations or laws.

  In certain circumstances, federal law mandates that conviction of certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some state regulations provide that all nursing centers under common control or ownership within a state are subject to delicensure if any one or more of such facilities are delicensed.

  Revised federal regulations under OBRA, which became effective in 1995, affect the survey process for nursing centers and the authority of state survey agencies and the Health Care Financing Administration to impose sanctions on facilities based upon noncompliance with applicable requirements. Available sanctions include imposition of civil monetary penalties, temporary suspension of payment for new patient admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and/or Medicaid programs. The process of implementing these regulatory changes has only recently been addressed by the federal and state regulators. Each state will be allowed some discretion in its implementation of the changes, but the scope of this discretion is evolving through instructions issued by federal regulators and is not yet finalized. The Company is unable to project how these regulatory changes and their implementation will affect the Company.

  In addition to license requirements, many states in which the Company operates have statutes that require a CON to be obtained prior to the construction of a new nursing center, the addition of new beds or services or the incurring of certain capital expenditures. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center. Certain states in which the Company operates have eliminated their CON programs and other states are considering alternatives to their CON programs. To the extent that CON or other similar approvals are required for expansion of Company operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

  Pharmaceutical operations are subject to regulation by the various states in which the Company conducts its business as well as by the federal government. The Company's pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration ("DEA"), dispensers of controlled substances must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

  The Company's operations are also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the anti-kickback provisions of the federal Medicare and Medicaid Patients and Program Protection Act of 1987. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

                        ADDITIONAL COMPANY INFORMATION

EMPLOYEES

  As of December 31, 1995, the Company had approximately 43,643 full-time and 16,375 part-time and per diem employees. The Company was a party to 25 collective bargaining agreements covering approximately 3,700 employees as of December 31, 1995.

LIABILITY INSURANCE

  The Company maintains professional liability and general liability insurance for substantially all its hospitals in amounts per hospital totaling up to $1 million per claim and $3 million in the aggregate. In addition, $25 million in umbrella coverage is also maintained for hospital operations.

  The nursing center, retirement housing community and pharmaceutical operations are insured by the Company's wholly owned captive insurance company for professional liability losses per facility up to $500,000 per claim and $8 million in the aggregate. Coverages for losses in excess of various limits are maintained through unrelated commercial insurance carriers.

  An additional $105 million of umbrella coverage is maintained for all operations of the Company. The Company believes that its insurance is adequate in amount and coverage. However, there can be no assurance that in the future such insurance will be available to the Company at a reasonable cost or that the Company will be able to maintain adequate levels of insurance coverages.

CAUTIONARY STATEMENTS

  Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

    (i) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the form of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

    (ii) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and nongovernment sources, such as commercial insurance companies, HMOs, PPOs and contract services. Both government and nongovernment payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and nongovernmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what proposals or cost-containment measures will be adopted or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company.

    (iii) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the delicensing of facilities owned, leased or operated by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs could have a material adverse effect upon the operations of the Company.

    (iv) There can be no assurance that the Company will be able to continue its substantial growth or be able to fully implement its strategy to develop and expand its long-term care networks.

ITEM 2. PROPERTIES

  Information related to the number, location and ownership of the Company's hospitals, nursing centers, pharmacies and retirement housing communities is included in "Hospital Operations" and "Nursing Center, Pharmacy and Retirement Housing Community Operations." The Company believes that its facilities are adequate for the Company's future needs in such locations.

ITEM 3. LEGAL PROCEEDINGS

  On January 25, 1995, Horizon Healthcare Corporation ("Horizon") made a proposal to acquire Hillhaven in a stock merger valued by Horizon at $28 per share. On February 5, 1995, a Special Committee of Hillhaven's Board of Directors (the "Special Committee") considered the proposal with its advisors and concluded that the proposal was inadequate. On March 7, 1995, Horizon made another offer to acquire Hillhaven in a stock merger valued by Horizon at $31 per share.

  In light of the March 7, 1995 Horizon proposal and expressions of interest received by Hillhaven from other parties desiring to explore an acquisition transaction, on March 20, 1995, the Special Committee instructed Merrill Lynch, Pierce, Fenner and Smith Incorporated to explore strategic alternatives, including the possible sale of Hillhaven to a third party. The Special Committee established a process to evaluate all alternatives available to Hillhaven.

  As part of this process, Hillhaven engaged in discussions with certain parties interested in acquiring Hillhaven, and invited Horizon to participate in this process. Horizon announced that its proposal expired on March 21, 1995. On April 24, 1995, Hillhaven announced that it had entered into a definitive merger agreement with the Company.

  A number of legal actions resulted from Horizon's January and March proposals to acquire Hillhaven, all of which have been resolved except as set forth below.

  Hillhaven and its directors are named as defendants in a number of putative class action complaints filed on behalf of Hillhaven's stockholders in Nevada state court (the "Nevada State Court Actions") and California state court (the "California State Court Actions"). These complaints raise allegations that Hillhaven and its directors have breached their fiduciary duties to Hillhaven's stockholders in connection with the consideration of Horizon's acquisition proposal and certain corporate actions also cited in Horizon's counterclaim. These actions seek declaratory and injunctive relief and, in California, compensatory damages in unspecified amounts. The Hillhaven Merger rendered moot the issues raised in the Nevada State Court Actions and California State Court Actions, with the exception of the plaintiffs' request for an award of attorneys' fees and costs, which has yet to be decided by the court.

  As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions currently pending against it either are adequately covered by insurance or would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the present executive officers of the Company, their ages (as of January 1, 1996), their positions with the Company and the year in which they first became an executive officer of the Company:

                                                                    FIRST ELECTED
          NAME           AGE               POSITION               EXECUTIVE OFFICER
          ----           ---               --------               -----------------
Michael R. Barr.........  46 Chief Operating Officer and                1985(1)
                             Executive Vice President
Jill L. Force...........  43 Vice President, General Counsel and        1995(2)
                             Corporate Secretary
James H. Gillenwater,     38 Vice President, Planning and               1995(3)
 Jr. ...................     Development
Thomas T. Ladt..........  45 Executive Vice President, Operations       1993(4)
Richard A. Lechleiter...  37 Vice President, Finance and                1995(5)
                             Corporate Controller
W. Bruce Lunsford.......  48 Chairman of the Board, President and       1985(6)
                             Chief Executive Officer
Carl J. Napoli..........  58 Chief Executive Officer, Chief             1995(7)
                             Operating Officer and President of
                             Medisave Pharmacies, Inc.
W. Earl Reed, III.......  44 Chief Financial Officer and                1987(8)
                             Executive Vice President

--------
(1) Mr. Barr, a founder of the Company, physical therapist and certified respiratory therapist, has served as Chief Operating Officer and Executive Vice President of the Company since February 1996. From November 1995 to February 1996, he was Executive Vice President of the Company and Chief Executive Officer of the Company's Hospital Division. Mr. Barr served as Vice President of Operations for the Company from 1985 to November 1995.
(2) Ms. Force, a certified public accountant and attorney, has served as Vice President, General Counsel and Corporate Secretary of the Company since November 1995. From 1989 to 1995, she was General Counsel and Corporate Secretary of the Company.
(3) Mr. Gillenwater has served as Vice President, Planning and Development of the Company since November 1995. From 1989 to November 1995, he was Director of Planning and Development of the Company.
(4) Mr. Ladt has served as Executive Vice President, Operations of the Company since February 1996. From November 1995 to February 1996, he served as President of the Company's Hospital Division. From 1993 to November 1995, Mr. Ladt was Vice President of the Company's Hospital Division. From 1989 to December 1993, Mr. Ladt was a Regional Director of Operations for the Company.
(5) Mr. Lechleiter, a certified public accountant, has served as Vice President, Finance and Corporate Controller of the Company since November 1995. From June 1995 to November 1995, he was Director of Finance of the Company. Prior thereto, Mr. Lechleiter served as Vice President and Controller at each of (i) Columbia/HCA Healthcare Corporation (September 1993 to May 1995), (ii) Galen Health Care, Inc. (March 1993 to August
    1993) and (iii) Humana Inc. (September 1990 to February 1993).
(6) Mr. Lunsford, a founder of the Company, certified public accountant and attorney, has served in this position since the Company commenced operations in 1985.
(7) Mr. Napoli has served as President, Chief Executive Officer and Chief Operating Officer of Medisave Pharmacies, Inc., a subsidiary of the Company, since July 1994. From May 1992 to July 1994, Mr. Napoli was President and Chief Operating Officer of Medisave Pharmacies, Inc. He was Executive Vice President of Operations of Medisave Pharmacies, Inc. from September 1984 to May 1992.
(8) Mr. Reed, a certified public accountant, has served as Chief Financial Officer and Executive Vice President of the Company since November 1995. From 1987 to November 1995, Mr. Reed served as Vice President, Finance and Development of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by Item 5 of this Report appears on the inside back cover of the 1995 Annual Report to Shareholders and is incorporated by reference in this Report.

ITEM 6. SELECTED FINANCIAL DATA

                                 VENCOR, INC.
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICS)

                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
OPERATIONS:
Revenues................  $2,323,956  $2,032,827  $1,727,436  $1,575,225  $1,425,629
                          ----------  ----------  ----------  ----------  ----------
Salaries, wages and
 benefits...............   1,360,018   1,167,181     985,163     921,508     847,261
Supplies................     188,754     162,053     126,473     117,940     110,566
Rent....................      79,476      79,371      74,323      85,942     112,196
Other operating
 expenses...............     416,969     366,621     330,014     299,813     268,465
Depreciation and
 amortization...........      89,478      79,519      69,126      56,408      39,179
Interest expense........      60,918      62,828      73,559      62,532      48,364
Investment income.......     (13,444)    (13,126)    (16,056)    (12,820)    (17,013)
Non-recurring
 transactions...........     109,423      (4,540)      5,769     113,265           -
                          ----------  ----------  ----------  ----------  ----------
                           2,291,592   1,899,907   1,648,371   1,644,588   1,409,018
                          ----------  ----------  ----------  ----------  ----------
Income (loss) from
 operations before
 income taxes...........      32,364     132,920      79,065     (69,363)     16,611
Provision for income
 taxes..................      24,001      46,781      10,089      12,051       7,138
                          ----------  ----------  ----------  ----------  ----------
Income (loss) from
 operations.............       8,363      86,139      68,976     (81,414)      9,473
Reinstatement of
 discontinued
 operations.............           -           -           -      24,743       4,379
Extraordinary gain
 (loss) on
 extinguishment of debt,
 net of
 income taxes ..........     (23,252)       (241)     (2,217)        380           -
Cumulative effect on
 prior years of a change
 in accounting
 for income taxes.......           -           -      (1,103)          -           -
                          ----------  ----------  ----------  ----------  ----------
   Net income (loss)....  $  (14,889) $   85,898  $   65,656  $  (56,291) $   13,852
                          ==========  ==========  ==========  ==========  ==========
Earnings (loss) per
 common and common
 equivalent share:
 Primary:
 Income (loss) from
  operations............  $      .21  $     1.37  $     1.22  $    (1.57) $      .19
 Reinstatement of
  discontinued
  operations............           -           -           -         .47         .09
 Extraordinary gain
  (loss) on
  extinguishment of
  debt..................        (.37)          -        (.04)        .01           -
 Cumulative effect on
  prior years of a
  change in accounting
  for income taxes......           -           -        (.02)          -           -
                          ----------  ----------  ----------  ----------  ----------
   Net income (loss)....  $     (.16) $     1.37  $     1.16  $    (1.09) $      .28
                          ==========  ==========  ==========  ==========  ==========
 Fully diluted:
 Income (loss) from
  operations............  $      .29  $     1.28  $     1.22  $    (1.57) $      .19
 Reinstatement of
  discontinued
  operations............           -           -           -         .47         .09
 Extraordinary gain
  (loss) on
  extinguishment of
  debt..................        (.32)          -        (.04)        .01           -
 Cumulative effect on
  prior years of a
  change in accounting
  for income taxes......           -           -        (.02)          -           -
                          ----------  ----------  ----------  ----------  ----------
   Net income (loss)....  $     (.03) $     1.28  $     1.16  $    (1.09) $      .28
                          ==========  ==========  ==========  ==========  ==========
 Shares used in
  computing earnings
  (loss) per common and
  common equivalent
  share:
 Primary................      62,318      57,037      54,555      52,820      49,138
 Fully diluted..........      71,967      69,014      60,640      52,820      49,138
FINANCIAL POSITION:
Working capital.........  $  239,666  $  129,079  $  114,339  $  114,695  $  150,392
Assets..................   1,912,454   1,656,205   1,563,350   1,515,812   1,004,093
Long-term debt..........     778,100     746,212     784,801     988,998     481,080
Stockholders' equity....     772,064     596,454     485,550     283,791     302,074
OPERATING DATA:
Number of hospitals.....          36          33          26          18          14
Number of hospital
 licensed beds..........       3,263       2,511       2,198       1,717       1,250
Number of hospital
 patient days...........     489,612     403,623     293,367     223,483     150,564
Number of nursing
 centers................         311         310         325         369         380
Number of nursing center
 licensed beds..........      39,480      39,423      40,759      45,419      46,808
Number of nursing center
 patient days...........  12,569,600  12,654,016  12,770,435  13,709,222  14,563,082
Number of Vencare
 contracts..............       2,008         948         128           -           -
Number of pharmacy
 outlets................          55          60          88         131         118
Number of retirement
 centers................          23          22          24          29          29
Number of retirement
 center apartments......       3,122       3,049       3,254       3,565       3,514

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data in Item 6 and the consolidated financial statements included in this Form 10-K set forth certain data with respect to the financial position, results of operations and cash flows of Vencor, Inc. ("Vencor") which should be read in conjunction with the following discussion and analysis.

HILLHAVEN AND NATIONWIDE MERGERS

  The merger with The Hillhaven Corporation ("Hillhaven") (the "Hillhaven Merger") was consummated on September 28, 1995. At the time of the Hillhaven Merger, Hillhaven operated 311 nursing centers, 56 retail and institutional pharmacies and 23 retirement communities with 3,122 apartments. Annualized revenues approximated $1.7 billion.

  Prior to its merger with Vencor, Hillhaven completed a merger with Nationwide Care, Inc. ("Nationwide") (the "Nationwide Merger") on June 30, 1995. At the time of the Nationwide Merger, Nationwide operated 23 nursing centers containing 3,257 licensed beds and four retirement communities with 442 apartments. Annualized revenues approximated $125 million.

  As discussed in the Notes to Consolidated Financial Statements, the Hillhaven and Nationwide Mergers have been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements and financial and operating data included herein give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented.

ANTICIPATED MERGER SYNERGIES AND IMPLEMENTATION OF NETWORK STRATEGY

  As a result of the Hillhaven Merger, Vencor has become one of the nation's largest diversified healthcare providers, offering a broad continuum of specialized respiratory, rehabilitation and pharmacy services through its network of hospitals, nursing centers, Vencare contract services, institutional and retail pharmacies, and retirement communities.

  Management believes that Vencor will achieve significant operational synergies in connection with the Hillhaven Merger through (i) growth in revenues from increased patient referrals and expansion of ancillary services within the integrated continuum of healthcare services and (ii) reductions in operating costs from the elimination of duplicative services, improved purchasing power of the combined entity, and refinancing of higher rate long-term debt. The estimated effect of these synergies could increase pretax income approximately $100 million per year by 1997.

  There can be no assurances, however, that Vencor will successfully develop and expand its long-term care networks. The Hillhaven Merger substantially changed the nature, scope and size of Vencor's business, and significant efforts required to integrate the operations and management of the combined entity could have an adverse effect on Vencor's ability to realize the operating synergies described above.

RESULTS OF OPERATIONS

  A summary of revenues follows (dollars in thousands):

                                  1995                 1994
                           -------------------- --------------------     1993
                             AMOUNT    % CHANGE   AMOUNT    % CHANGE    AMOUNT
                           ----------  -------- ----------  --------  ----------
Hospitals................. $  456,486    26.4   $  361,111     29.5   $  278,826
                           ----------           ----------            ----------
Nursing centers:
 Long-term care...........  1,073,413     5.5    1,017,592      3.1      987,271
 Subacute medical and
  rehabilitation care.....    492,912    28.7      383,097     64.3      233,133
                           ----------           ----------            ----------
                            1,566,325    11.8    1,400,689     14.8    1,220,404
 Non-recurring
  transactions............    (24,500)                   -                     -
                           ----------           ----------            ----------
                            1,541,825    10.1    1,400,689     14.8    1,220,404
                           ----------           ----------            ----------
Ancillary services:
 Vencare..................    110,350   183.6       38,907  1,041.3        3,409
 Pharmacies...............    178,363    (7.6)     193,104     (0.9)     194,935
 Retirement communities...     46,371    17.7       39,390     31.9       29,862
                           ----------           ----------            ----------
                              335,084    23.5      271,401     18.9      228,206
                           ----------           ----------            ----------
Elimination...............     (9,439)                (374)                    -
                           ----------           ----------            ----------
                           $2,323,956    14.3   $2,032,827     17.7   $1,727,436
                           ==========           ==========            ==========

  Hospital revenue increases in both 1995 and 1994 resulted from the acquisition of facilities in each of the last two years and growth in same-store patient days. Hospital patient days rose 21% to 489,612 in 1995 and 38% to 403,623 in 1994.

  Excluding the effect of non-recurring transactions, nursing center revenue increases resulted primarily from significant growth in subacute medical and rehabilitation therapy services. Patient days related to these services grew 16% to 1,699,500 in 1995 and 37% to 1,469,624 in 1994. Patient days related to long-term and custodial care declined 3% to 10,870,100 in 1995 and 4% to 11,184,392 in 1994.

  Growth in ancillary services revenues in both 1995 and 1994 was primarily attributable to the expansion of the Vencare contract services business. Vencare, which commenced operations in 1993, provides respiratory and rehabilitation therapy services and subacute care primarily to nursing centers. The number of Vencare contracts grew from 128 at the end of 1993 to 948 and 2,008 at December 31, 1994 and 1995, respectively.

  In the third quarter of 1995, Vencor recorded pretax charges aggregating $128.4 million ($89.9 million net of tax) primarily in connection with the Hillhaven Merger. The charges included (i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs, (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of charges to reflect Vencor's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues. Operating results for 1995 also include pretax charges of $5.5 million ($3.7 million net of tax) recorded in the second quarter related primarily to the Nationwide Merger.

  Non-recurring transactions related primarily to sales of assets and nursing center restructuring activities increased pretax income by $4.5 million ($2.7 million net of tax) in 1994. Operating results in 1993 include a pretax charge of $5.8 million ($3.7 million net of tax) related to the restructuring of certain nursing centers held for sale. In addition, provision for income taxes includes a credit of approximately $19 million related to deferred income taxes.

  Income from operations for 1995 totaled $8.3 million, compared to $86.1 million and $69 million for 1994 and 1993, respectively. Excluding the effect of non-recurring transactions, 1995 income from operations increased 22% to $101.9 million ($1.45 per share--fully diluted) and 55% to $83.4 million ($1.24 per share-- fully diluted) in 1994. The improvement in both periods resulted primarily from growth in (i) hospital patient days, (ii) Vencare contracts and (iii) higher margin subacute and rehabilitation therapy services in the nursing center business.

  For more information concerning the provision for income taxes as well as information regarding differences between effective income tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

LIQUIDITY

  Cash provided by operations totaled $113.6 million for 1995 compared to $133 million for 1994 and $105.2 million for 1993. Cash payments in 1995 related to non-recurring transactions reduced cash flows from operations by approximately $32 million. In addition, certain non-recurring transaction costs for employee benefits and consolidation activities related to the Hillhaven Merger are expected to reduce cash flows from operations in 1996. Growth in cash flows in 1994 was primarily attributable to growth in net income.

  During each of the past three years, cash flows from operations have been adversely impacted by growth in the outstanding days of revenues in accounts receivable. Growth in accounts receivable has been primarily related to the integration of acquired hospital facilities and delays in payments from certain state Medicaid programs and managed care plans. Management believes that these factors will continue to have an adverse effect on cash flows from operations in 1996.

  Concurrent with the consummation of the Hillhaven Merger, Vencor established a $1 billion credit facility (the "Credit Facility") to finance the redemption of Hillhaven preferred stock, repay certain Hillhaven higher rate debt and borrowings under prior revolving credit agreements, and provide sufficient credit for future expansion. At December 31, 1995, available borrowings under the Credit Facility approximated $300 million.

  Working capital totaled $239.7 million at December 31, 1995 compared to $129.1 million at December 31, 1994. Management believes that cash flows from operations and amounts available under the Credit Facility are sufficient to meet future expected liquidity needs.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $136.9 million for 1995 compared to $111.5 million for 1994 and $74.1 million for 1993. Planned capital expenditures in 1996 (excluding acquisitions) are expected to approximate $175 million and include significant expenditures related to the expansion of Vencor's retirement community and assisted living operations. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

  Vencor also expended $59.3 million, $36.4 million and $44.1 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during 1995, 1994 and 1993, respectively, of which $44.2 million, $32.4 million and $25.1 million related to additional hospital and related ancillary facilities. Management intends to acquire additional hospitals, nursing centers and related healthcare businesses in the future.

  Capital expenditures during the last three years were financed primarily through internally generated funds and, in 1995, from the public offering of
2.2 million shares of common stock, the proceeds from which aggregated $66.5 million. Vencor intends to finance a substantial portion of its capital expenditures with internally generated and borrowed funds. Sources of capital include available borrowings under the Credit Facility, public or private debt and equity.

  As discussed in Note 8 of the Notes to Consolidated Financial Statements, Vencor called for redemption all of its outstanding convertible debt securities in the fourth quarter of 1995, resulting in the issuance of approximately 7,259,000 shares of common stock. Approximately $34.4 million of the convertible securities were redeemed in exchange for cash equal to 104.2% of face value plus accrued interest. These transactions had no material effect on earnings per common and common equivalent share. Had these transactions occurred on December 31, 1994, the ratio of debt to debt plus stockholders' equity would have improved from approximately 57% to 46%.

  As discussed in Note 8 of the Notes to Consolidated Financial Statements, Vencor entered into certain interest rate swap agreements in the fourth quarter of 1995 to eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding under the Credit Facility. The agreements expire in April 1997 ($100 million), October 1997 ($200 million) and April 1998 ($100 million) and provide for fixed rates at 5.7% plus 1/2% to 1 1/4%.

HEALTH CARE LEGISLATION

  Congress is currently considering various proposals which could reduce expenditures under certain government health and welfare programs, including Medicare and Medicaid. Management cannot predict whether such proposals will be adopted, or if adopted, what effect, if any, such proposals would have on its business.

  Medicare revenues as a percentage of consolidated revenues were 30%, 27% and 21% for 1995, 1994 and 1993, respectively, while Medicaid percentages of revenues approximated 33%, 36% and 41% for the respective periods.

OTHER INFORMATION

  Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. As discussed in Note 10 of the Notes to Consolidated Financial Statements, Vencor is a party to certain litigation involving the proposed acquisition of Hillhaven by Horizon Health Corporation in January 1995. Resolution of such litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's liquidity, financial position or results of operations.

  The Credit Facility contains covenants which require maintenance of certain financial ratios and limit amounts of additional debt and purchases of common stock. Vencor was in compliance with all such covenants at December 31, 1995.

  The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The provisions of this statement, which will be adopted in 1996, are not expected to have a material impact on the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is included in appendix pages F-1 through F-19 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Index to Consolidated Financial Statements and Financial Statement
Schedule:

                                                                      PAGE NO.
                                                                      --------
     Report of Independent Auditors..................................    F-2
     Consolidated Statement of Operations for the years ended
      December 31, 1995, 1994 and 1993...............................    F-3
     Consolidated Balance Sheet, December 31, 1995 and 1994..........    F-4
     Consolidated Statement of Stockholders' Equity for the years ended
      December 31, 1995, 1994 and 1993...............................    F-5
     Consolidated Statement of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993...............................    F-6
     Notes to Consolidated Financial Statements......................    F-7
     Quarterly Consolidated Financial Information (Unaudited)........   F-18
     Financial Statement Schedule (a):
       Schedule II--Valuation and Qualifying Accounts for the years
        ended December 31, 1995, 1994 and 1993.......................   F-19

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

  (a)(2) Index to Exhibits:

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
   3.1   Certificate of Incorporation of the Company, as amended. Exhibit 3 to the Company's Form 10-Q for the quarterly period ended September 30,
         1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
   3.2   Second Amended and Restated Bylaws of the Company.
   4.1   Specimen Common Stock Certificate.
   4.2   Article IV of the Certificate of Incorporation of the Company is
         included in Exhibit 3.1.
   4.3   $1 Billion Credit Agreement dated September 11, 1995 (conformed to include Amendment No. 1) among the Company, various banks and other financial institutions, Morgan Guaranty Trust Company of New York (as
         Documentation Agent), Nationsbank, N.A. (as Administrative Agent) and
         J.P. Morgan Delaware (as Collateral Agent). Exhibit 4(b) to the
         Company's Form 10-Q for the quarterly period ended September 30, 1995
         (Comm. File No. 1-10989) is hereby incorporated by reference.
   4.4   Amendment No. 2 to the $1 Billion Credit Agreement dated as of
         September 11, 1995 among the Company, the other Borrowers referred to therein and the Banks, Co-Agents, LC Issuing Banks and Agents referred to therein. Exhibit 4(c) to the Company's Form 10-Q for the quarterly period ended September 30, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
   4.5   Amendment No. 3 to the $1 Billion Credit Agreement dated as of
         November 27, 1995 among the Company, the other Borrowers referred to therein and the Banks, Co-Agents, LC Issuing Banks and Agents referred to therein.
   4.6   Warrant and Registration Rights Agreement among Hillhaven, Tenet and
         Manufacturers Hanover Trust Company of California, dated as of January
         31, 1990.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
  4.7    Form of Indenture between Hillhaven and State Street Bank and Trust
         Company, as Trustee with respect to the 10 1/8% Senior Subordinated
         Notes due 2001.
  4.8    Form of 10 1/8% Senior Subordinated Note due 2001.
  4.9    First Supplemental Indenture dated September 27, 1995, among the
         Company, Hillhaven and State Street Bank and Trust Company, as
         Trustee, relating to 10 1/8% Senior Subordinated Notes due 2001.
         Exhibit 4(a) to the Company's Form 10-Q for the quarterly period ended
         September 30, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.1*   Directors and Officers Insurance and Company Reimbursement Policies.
 10.2*   Vencor, Incorporated Retirement Savings Plan as amended and restated
         as of January 1, 1989. Exhibit 10.13 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-36703) is hereby incorporated by reference.
 10.3*   Amendment No. 1 to the Vencor, Incorporated Retirement Savings Plan
         dated December 7, 1990. Exhibit 4.4 to the Company's Registration
         Statement on Form S-8 (Reg. No. 33-38188) is hereby incorporated by reference.
 10.4*   Amendment No. 2 to the Vencor, Incorporated Retirement Savings Plan
         dated May 15, 1991. Exhibit 10.16 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-43097) is hereby incorporated by reference.
 10.5*   Amendment No. 3 to the Vencor, Incorporated Retirement Savings Plan
         dated November 26, 1991. Exhibit 10.10 to the Company's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.6*   Amendment No. 4 to the Vencor, Incorporated Retirement Savings Plan
         dated January 15, 1992. Exhibit 10.11 to the Company's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.7*   Amendment No. 5 to the Vencor, Incorporated Retirement Savings Plan
         dated January 15, 1992. Exhibit 10.6 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No.
         1-10989) is hereby incorporated by reference.
 10.8*   Amendment No. 6 to the Vencor, Incorporated Retirement Savings Plan
         dated December 22, 1992. Exhibit 10.7 to the Company's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.9*   Amendment No. 7 to the Vencor, Incorporated Retirement Savings Plan,
         dated May 20, 1994.
 10.10*  Amendment No. 8 to the Vencor, Incorporated Retirement Savings Plan,
         dated August 13, 1995.
 10.11*  Vencor, Incorporated Retirement Savings Plan Trust Agreement dated
         July 10, 1990 by and between the Company and First Kentucky Trust
         Company, Trustee. Exhibit 10.14 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-36703) is hereby incorporated by reference.
 10.12*  1987 Non-Employee Directors Stock Option Plan. Exhibit 10.10 to the
         Company's Registration Statement on Form S-1 (Reg. No. 33-30212) is
         hereby incorporated by reference.
 10.13*  1987 Incentive Compensation Program. Exhibit 10.9 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-30212) is hereby incorporated by reference.
 10.14*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 15, 1991. Exhibit 4.4 to the Company's Registration
         Statement on Form S-8 (Reg. No. 33-40949) is hereby incorporated by reference.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
 10.15*  Amendments to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 18, 1994. Exhibit 10.13 to the Company's Form 10-K for the
         year ended December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.16*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated February 15, 1995. Exhibit 10.14 to the Company's Form 10-K for
         the year ended December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.17*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated September 27, 1995.
 10.18*  Form of Vencor, Inc. Incentive Compensation Program Performance Share
         Award, as amended.
 10.19*  Vencor, Incorporated Non-Employee Directors Deferred Compensation
         Plan.
 10.20*  Amendment to Vencor, Incorporated Non-Employee Directors Deferred
         Compensation Plan dated September 26, 1995.
 10.21*  Vencor, Inc. Employee Benefit Trust Agreement dated December 27, 1990 by and between the Company and First Kentucky Trust Company. Exhibit
         10.20 to the Company's Registration Statement on Form S-1 (Reg. No.
         33-39017) is hereby incorporated by reference.
 10.22*  Form of Severance Agreement between Hillhaven and certain of its officers.
 10.23*  Form of Amendment to Severance Agreement between Hillhaven and certain of its officers.
 10.24*  Form of Indemnification Agreement between Hillhaven and certain of its executive officers.
 10.25*  The Amended Hillhaven Corporation Board of Directors Retirement Plan.
 10.26*  Deferred Savings Plan of The Hillhaven Corporation.
 10.27*  The Hillhaven Corporation Annual Incentive Plan, amended as of
         December 6, 1994.
 10.28*  The Amended and Restated Hillhaven Corporation Deferred Compensation
         Plan.
 10.29*  The Hillhaven Corporation Supplemental Executive Retirement Plan.
 10.30*  Hillhaven Individual Retirement Annuity Plan.
 10.31*  Form of Indemnification Agreement between Vencor, Inc. and certain of its officers and employees.
 10.32*  Form of Vencor, Inc. Change-in-Control Severance Agreement.
 10.33   Services Agreement between Hillhaven and Tenet, dated as of January
         31, 1990.
 10.34   Government Programs Agreement between Hillhaven and Tenet, dated
         January 31, 1990.
 10.35   Insurance Agreement between Hillhaven and Tenet, dated as of January
         31, 1990.
 10.36*  Employee and Employee Benefits Agreement between Hillhaven and Tenet, dated as of January 31, 1990.
 10.37   Form of Assignment and Assumption of Lease Agreement between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by
         Hillhaven, dated on or prior to January 31, 1990.
 10.38   Form of Management Agreement between First Healthcare Corporation and certain Tenet subsidiaries, dated as of January 31, 1990.
 10.39   Reorganization and Distribution Agreement between Hillhaven and Tenet, dated as of January 8, 1990, as amended on January 30, 1990.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
  10.40  Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of January 31, 1990.
  10.41  First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of October 30, 1990.
  10.42  First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 30, 1991.
  10.43  Second Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of October 2, 1991.
  10.44  Third Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of April 1, 1992.
  10.45  Fourth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of November 12, 1992.
  10.46  Fifth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of February 19, 1993.
  10.47  Sixth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 28, 1993.
  10.48  Seventh Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of May 28, 1993.
  10.49  Eighth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of September 2, 1993.
  10.50  Facility Agreement among First Healthcare Corporation and Certain
         Limited Partnerships, dated as of April 23, 1992 relating to the sale of thirty-two nursing centers.
  10.51  First Amendment to Facility Agreement among First Healthcare
         Corporation and Certain Limited Partnerships, dated as of July 31,
         1992 relating to the sale of thirty-two nursing centers.
  10.52  Forebearance Agreement among First Healthcare Corporation, Medisave
         Pharmacies, Inc. and Certain Limited Partnerships, dated as of August
         25, 1995.
  10.53  Letter of Intent dated June 22, 1993 between Hillhaven and Tenet.
  10.54  Agreement and Waiver, dated as of September 2, 1993, by and among
         Hillhaven, First Healthcare Corporation, Tenet and certain Tenet subsidiaries.
  10.55  Trust Agreement between The Hillhaven Corporation and Wachovia Bank of
         North Carolina, N.A., as Trustee, dated as of January 16, 1995.
  10.56  Amended and Restated Agreement and Plan of Share Exchange and
         Agreements to Assign Partnership Interests dated as of February 27,
         1995 by and among The Hillhaven Corporation, Nationwide Care, Inc.,
         Phillippe Enterprises, Inc., Meadowvale Skilled Care Center, Inc. and
         Specified Partners of Camelot Care Centers, Evergreen Woods, Ltd. and
         Shangri-La Partnership.
  10.57  Amended and Restated Agreement and Plan of Merger. Exhibit 2 to
         Amendment No. 3 to Registration Statement on Form S-4 of Vencor, Inc.
         (Reg. No. 33-59345) is hereby incorporated by reference.
  10.58  Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the
         Commission upon request.
  11     Statement Regarding Computation of Earnings Per Share.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
  13.1   Annual Report to Shareholders--Market Prices and Dividend Information
         (for the year ended December 31, 1995). No portion of this Annual
         Report shall be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.
  21     Subsidiaries of the Company.
  23     Consent of Ernst & Young LLP.
  27     Financial Data Schedule (included only in filings under the Electronic
         Data Gathering, Analysis, and Retrieval System).

--------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K.

  During the fourth quarter of 1995, the Company filed a Report on Form 8-K dated November 30, 1995 which disclosed the consolidated results of operations of the Company for the period from October 1, 1995 through October 31, 1995.

  (c) Exhibits.

  The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Financial Statement Schedules.

  The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 29, 1996                 Vencor, Inc.


                                     By: /s/      W. BRUCE LUNSFORD
                                         --------------------------------------
                                                  W. BRUCE LUNSFORD
                                           CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                 DATE

 /s/       MICHAEL R. BARR             Executive Vice            March 29, 1996
-------------------------------------   President, Chief
           MICHAEL R. BARR              Operating Officer and
                                        Director

 /s/    WILLIAM C. BALLARD JR.         Director                  March 29, 1996
-------------------------------------
       WILLIAM C. BALLARD JR.

 /s/       WALTER F. BERAN             Director                  March 29, 1996
-------------------------------------
           WALTER F. BERAN

 /s/       DONNA R. ECTON              Director                  March 29, 1996
-------------------------------------
           DONNA R. ECTON

 /s/       GREG D. HUDSON              Director                  March 29, 1996
-------------------------------------
           GREG D. HUDSON

 /s/    RICHARD A. LECHLEITER          Vice President,           March 29, 1996
-------------------------------------   Finance and Corporate
        RICHARD A. LECHLEITER           Controller (Principal
                                        Accounting Officer)

 /s/     WILLIAM H. LOMICK             Director                  March 29, 1996
-------------------------------------
         WILLIAM H. LOMICKA

 /s/      W. BRUCE LUNSFORD            Chairman of the Board,    March 29, 1996
-------------------------------------   President, Chief
          W. BRUCE LUNSFORD             Executive Officer
                                        (Principal Executive
                                        Officer) and Director

              SIGNATURE                          TITLE                DATE

 /s/      W. EARL REED, III             Executive Vice           March 29, 1996
-------------------------------------    President, Chief
          W. Earl Reed, III              Financial Officer
                                         (Principal Financial
                                         Officer) and Director

 /s/        R. GENE SMITH               Vice Chairman of the     March 29, 1996
-------------------------------------    Board and Director
            R. Gene Smith

 /s/        JACK O. VANCE               Director                 March 29, 1996
-------------------------------------
            Jack O. Vance

                                 VENCOR, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                          -----
Report of Independent Auditors...........................................  F-2
Consolidated Financial Statements:
 Consolidated Statement of Operations for the years ended December 31,
  1995, 1994 and 1993....................................................  F-3
 Consolidated Balance Sheet, December 31, 1995 and 1994..................  F-4
 Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1995, 1994
  and 1993...............................................................  F-5
 Consolidated Statement of Cash Flows for the years ended December 31,
  1995, 1994 and 1993....................................................  F-6
 Notes to Consolidated Financial Statements..............................  F-7
 Quarterly Consolidated Financial Information (Unaudited)................ F-18
Financial Statement Schedule (a):
 Schedule II--Valuation and Qualifying Accounts for the years ended
  December 31, 1995, 1994 and 1993....................................... F-19

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Vencor, Inc.

  We have audited the accompanying consolidated balance sheet of Vencor, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index to Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vencor, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                          LOGO

Louisville, Kentucky
March 1, 1996

                                  VENCOR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1995        1994        1993
                                           ----------  ----------  ----------
Revenues.................................. $2,323,956  $2,032,827  $1,727,436
                                           ----------  ----------  ----------
Salaries, wages and benefits..............  1,360,018   1,167,181     985,163
Supplies..................................    188,754     162,053     126,473
Rent......................................     79,476      79,371      74,323
Other operating expenses..................    416,969     366,621     330,014
Depreciation and amortization.............     89,478      79,519      69,126
Interest expense..........................     60,918      62,828      73,559
Investment income.........................    (13,444)    (13,126)    (16,056)
Non-recurring transactions................    109,423      (4,540)      5,769
                                           ----------  ----------  ----------
                                            2,291,592   1,899,907   1,648,371
                                           ----------  ----------  ----------
Income from operations before income
 taxes....................................     32,364     132,920      79,065
Provision for income taxes................     24,001      46,781      10,089
                                           ----------  ----------  ----------
Income from operations....................      8,363      86,139      68,976
Extraordinary loss on extinguishment of
 debt, net of income tax
 benefit of $14,839 in 1995, $125 in 1994
 and $1,279 in 1993.......................    (23,252)       (241)     (2,217)
Cumulative effect on prior years of a
 change in accounting
 for income taxes.........................          -           -      (1,103)
                                           ----------  ----------  ----------
    Net income (loss).....................    (14,889)     85,898      65,656
Preferred stock dividend requirements and
 other items..............................     (5,280)     (7,753)     (2,344)
Gain on redemption of preferred stock.....     10,176           -           -
                                           ----------  ----------  ----------
    Income (loss) available to common
     stockholders......................... $   (9,993) $   78,145  $   63,312
                                           ==========  ==========  ==========
Earnings (loss) per common and common
 equivalent share:
 Primary:
  Income from operations.................. $      .21  $     1.37  $     1.22
  Extraordinary loss on extinguishment of
   debt...................................       (.37)          -        (.04)
  Cumulative effect on prior years of a
   change in accounting
   for income taxes.......................          -           -        (.02)
                                           ----------  ----------  ----------
    Net income (loss)..................... $     (.16) $     1.37  $     1.16
                                           ==========  ==========  ==========
 Fully diluted:
  Income from operations.................. $      .29  $     1.28  $     1.22
  Extraordinary loss on extinguishment of
   debt...................................       (.32)          -        (.04)
  Cumulative effect on prior years of a
   change in accounting
   for income taxes.......................          -           -        (.02)
                                           ----------  ----------  ----------
    Net income (loss)..................... $     (.03) $     1.28  $     1.16
                                           ==========  ==========  ==========
Shares used in computing earnings (loss)
 per common and common equivalent share:
    Primary...............................     62,318      57,037      54,555
    Fully diluted.........................     71,967      69,014      60,640

                            See accompanying notes.

                                  VENCOR, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1995        1994
                                                        ----------  ----------
                           ASSETS
Current assets:
 Cash and cash equivalents............................. $   35,182  $   39,018
 Accounts and notes receivable less allowance for loss
  of $16,785--1995
  and $12,856--1994....................................    360,147     272,119
 Inventories...........................................     24,862      23,387
 Income taxes..........................................     77,997      24,736
 Other.................................................     26,491      27,018
                                                        ----------  ----------
                                                           524,679     386,278
Property and equipment, at cost:
 Land..................................................    111,232      94,514
 Buildings.............................................    992,992     913,266
 Equipment.............................................    403,338     302,133
 Construction in progress (estimated cost to complete
  and equip after December 31, 1995--$32,000)..........     44,731      57,542
                                                        ----------  ----------
                                                         1,552,293   1,367,455
 Accumulated depreciation..............................   (362,199)   (284,964)
                                                        ----------  ----------
                                                         1,190,094   1,082,491
Notes receivable less allowance for loss of $15,305--
 1995 and $15,409--1994................................     78,090      84,133
Intangible assets less accumulated amortization of
 $22,149--1995 and $32,439--1994.......................     42,580      51,492
Other..................................................     77,011      51,811
                                                        ----------  ----------
                                                        $1,912,454  $1,656,205
                                                        ==========  ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................... $   99,887  $   76,575
 Salaries, wages and other compensation................     99,937      72,130
 Other accrued liabilities.............................     75,617      57,393
 Income taxes..........................................          -       7,612
 Long-term debt due within one year....................      9,572      43,489
                                                        ----------  ----------
                                                           285,013     257,199
Long-term debt.........................................    778,100     746,212
Deferred credits and other liabilities.................     77,277      56,340
Contingencies
Stockholders' equity:
 Preferred stock, $1.00 par value; authorized 1,000
  shares; issued and outstanding 98 shares--1994.......          -          15
 Common stock, $.25 par value; authorized 180,000
  shares;
  issued 72,158 shares--1995 and 59,178 shares--1994...     18,040      14,794
 Capital in excess of par value........................    684,377     472,661
 Retained earnings.....................................    102,865     136,614
                                                        ----------  ----------
                                                           805,282     624,084
 Common treasury stock; 2,025 shares--1995 and 2,174
  shares--1994.........................................    (33,218)    (27,630)
                                                        ----------  ----------
                                                           772,064     596,454
                                                        ----------  ----------
                                                        $1,912,454  $1,656,205
                                                        ==========  ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    SHARES                PAR VALUE
                          --------------------------- -----------------
                                              COMMON                     CAPITAL IN RETAINED    COMMON
                          PREFERRED COMMON   TREASURY PREFERRED COMMON   EXCESS OF  EARNINGS   TREASURY
                            STOCK    STOCK    STOCK     STOCK    STOCK   PAR VALUE  (DEFICIT)   STOCK     TOTAL
                          --------- -------  -------- --------- -------  ---------- ---------  --------  --------
Balances, December 31,
 1992...................      35     52,925     (621)   $  5    $13,231   $314,410  $(43,439)  $   (416) $283,791
 Adjustments to reflect
  change in fiscal year
  of
  acquired entities:
  Net income............                                                              41,862               41,862
  Issuance of preferred
   stock................     122                          18               119,982                        120,000
  Other.................                 39                           9      9,915    (2,070)               7,854
                            ----    -------   ------    ----    -------   --------  --------   --------  --------
Balances, December 31,
 1992, as adjusted......     157     52,964     (621)     23     13,240    444,307    (3,647)      (416)  453,507
 Net income.............                                                              65,656               65,656
 Cash dividends on
  preferred stock
  ($82.50 per share) and
  provision for
  redemption value......                                                    (2,888)      (47)              (2,935)
 Cash dividends paid by
  acquired entities.....                                                              (3,613)              (3,613)
 Issuance of common
  stock in connection
  with employee benefit
  plans.................                244       16                 62      1,142                  158     1,362
 Issuance of stock by
  acquired entities.....                                                     5,024       909                5,933
 Purchase of common
  stock.................                      (2,388)                                           (37,455)  (37,455)
 Other..................                                                     3,442      (347)               3,095
                            ----    -------   ------    ----    -------   --------  --------   --------  --------
Balances, December 31,
 1993...................     157     53,208   (2,993)     23     13,302    451,027    58,911    (37,713)  485,550
 Net income.............                                                              85,898               85,898
 Cash dividends on
  preferred stock
  ($82.50 per share) and
  provision for
  redemption value......                                                              (3,066)              (3,066)
 In-kind dividend on
  preferred stock.......       4                           2                 4,506    (4,508)                   -
 Issuance of common
  stock in connection
  with employee benefit
  plans.................                360      121                 89      5,458                1,518     7,065
 Issuance of common
  stock in connection
  with acquisitions.....                         698                         9,089                8,565    17,654
 Exercise of common
  stock purchase
  warrants..............              5,610                       1,403     61,897                         63,300
 Tender of preferred
  stock in connection
  with
  exercise of common
  stock purchase
  warrants..............     (63)                        (10)              (63,290)                       (63,300)
 Other..................                                                     3,974      (621)               3,353
                            ----    -------   ------    ----    -------   --------  --------   --------  --------
Balances, December 31,
 1994...................      98     59,178   (2,174)     15     14,794    472,661   136,614    (27,630)  596,454
 Net loss...............                                                             (14,889)             (14,889)
 Cash dividends on
  preferred stock
  ($67.98 per share) and
  provision for
  redemption value......                                                              (2,380)              (2,380)
 In-kind dividend on
  preferred stock.......       3                                             2,900    (2,900)                   -
 Issuance of common
  stock in connection
  with employee benefit
  plans.................                664     (150)               166     24,111              (11,098)   13,179
 Issuance of common
  stock in connection
  with acquisitions.....                         439                        (3,227)               5,498     2,271
 Increase in value of
  common stock purchase
  warrants of acquired
  entities..............                                                     9,810    (9,810)                   -
 Public offering of
  common stock..........              2,200                         550     65,944                         66,494
 Conversion of long-term
  debt..................              7,260                       1,815    149,645                        151,460
 Issuance of common
  stock to grantor
  trust.................              3,927   (3,927)               982     87,297              (88,279)        -
 Hillhaven merger:
 Issuance of common
  stock and related
  income
  tax benefits..........              2,732                         683     51,561                         52,244
 Termination of grantor
  trust.................             (3,786)   3,786               (946)   (87,146)              88,279       187
 Redemption of preferred
  stock.................    (101)                        (15)              (91,253)                       (91,268)
 Other..................                (17)       1                 (4)     2,074    (3,770)        12    (1,688)
                            ----    -------   ------    ----    -------   --------  --------   --------  --------
Balances, December 31,
 1995...................       -     72,158   (2,025)   $  -    $18,040   $684,377  $102,865   $(33,218) $772,064
                            ====    =======   ======    ====    =======   ========  ========   ========  ========

                            See accompanying notes.

                                  VENCOR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                  1995       1994      1993
                                                ---------  --------  ---------
Cash flows from operating activities:
 Net income (loss)............................. $ (14,889) $ 85,898  $  65,656
 Adjustments to reconcile net income (loss) to
  net cash
  provided by operating activities:
  Depreciation and amortization................    89,478    79,519     69,126
  Deferred income taxes........................   (23,570)    5,526    (11,594)
  Extraordinary loss on extinguishment of
   debt........................................    38,091       366      3,496
  Change in accounting for income taxes........         -         -      1,103
  Non-recurring transactions...................   102,166     2,500          -
  Other........................................    14,809    (1,575)    (4,979)
  Change in operating assets and liabilities:
   Accounts and notes receivable...............  (107,761)  (63,247)   (25,203)
   Inventories and other assets................    (3,478)   12,385     (5,296)
   Accounts payable............................    22,157     4,718      2,788
   Other accrued liabilities...................    (3,366)    6,946     10,142
                                                ---------  --------  ---------
     Net cash provided by operating
      activities...............................   113,637   133,036    105,239
                                                ---------  --------  ---------
Cash flows from investing activities:
 Purchase of property and equipment............  (136,893) (111,486)   (74,111)
 Acquisition of healthcare businesses and
  previously leased facilities.................   (59,343)  (36,391)   (44,055)
 Sale of assets................................       899     6,530     22,341
 Collection of notes receivable................     4,715     8,965     22,590
 Net change in investments.....................   (12,779)   14,046     79,778
 Other.........................................    (8,241)    3,032    (12,926)
                                                ---------  --------  ---------
     Net cash used in investing activities.....  (211,642) (115,304)    (6,383)
                                                ---------  --------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving lines
  of credit....................................   161,600    21,000    (13,000)
 Issuance of long-term debt....................   438,052    18,599    137,149
 Repayment of long-term debt...................  (474,896)  (75,124)  (153,456)
 Public offering of common stock...............    66,494         -          -
 Other issuances of common stock...............     6,520     1,289        430
 Purchase of common stock......................         -         -    (37,455)
 Redemption of preferred stock.................   (91,268)        -          -
 Payment of dividends..........................    (2,779)   (3,070)    (6,501)
 Other.........................................    (9,554)   (2,338)    (2,376)
                                                ---------  --------  ---------
     Net cash provided by (used in) financing
      activities...............................    94,169   (39,644)   (75,209)
                                                ---------  --------  ---------
Change in cash and cash equivalents............    (3,836)  (21,912)    23,647
Adjustment to reflect change in fiscal year of
 acquired entities.............................         -         -    (30,388)
Cash and cash equivalents at beginning of
 period........................................    39,018    60,930     67,671
                                                ---------  --------  ---------
Cash and cash equivalents at end of period..... $  35,182  $ 39,018  $  60,930
                                                =========  ========  =========
Supplemental information:
 Interest payments............................. $  69,916  $ 59,733  $  66,285
 Income tax payments...........................    42,218    37,332     19,072

                            See accompanying notes.

                                 VENCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 REPORTING ENTITY

  Vencor, Inc. ("Vencor") operates an integrated network of healthcare services in forty-one states primarily focused on the needs of the elderly. At December 31, 1995, Vencor operated 36 hospitals (3,263 licensed beds), 311 nursing centers (39,480 licensed beds), a contract services business ("Vencare") which provides respiratory therapy and subacute medical services primarily to nursing centers, 55 retail and institutional pharmacy outlets and 23 retirement communities with 3,122 apartments.

  On September 28, 1995, Vencor consummated a merger with The Hillhaven Corporation ("Hillhaven") in a tax-free, stock-for-stock transaction (the "Hillhaven Merger"). See Note 2.

  Prior to its merger with Vencor, Hillhaven consummated a merger with Nationwide Care, Inc. ("Nationwide") on June 30, 1995 in a tax-free, stock-for-stock transaction (the "Nationwide Merger"). See Note 3.

 BASIS OF PRESENTATION

  The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated.

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgements of management. Actual amounts may differ from these estimates.

  The Hillhaven and Nationwide Mergers have been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements included herein give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented.

  For the years 1995 and 1994, the historical financial information of Hillhaven and Nationwide (previously reported for fiscal years ending May 31 and September 30, respectively) have been recast to conform to Vencor's annual reporting period ending December 31. For 1993, Hillhaven and Nationwide financial data for the year ended May 31, 1993 and September 30, 1993, respectively, have been combined with Vencor's calendar year information.

 REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of revenues by payor type follows (dollars in thousands):

                                                 1995        1994        1993
                                              ----------  ----------  ----------
Medicare..................................... $  691,297  $  554,443  $  365,046
Medicaid.....................................    776,278     731,491     714,147
Private and other............................    865,820     747,267     648,243
                                              ----------  ----------  ----------
                                               2,333,395   2,033,201   1,727,436
Elimination..................................     (9,439)       (374)          -
                                              ----------  ----------  ----------
                                              $2,323,956  $2,032,827  $1,727,436
                                              ==========  ==========  ==========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

 ACCOUNTS RECEIVABLE

  Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients.

 INVENTORIES

  Inventories consist primarily of medical supplies and are stated at the lower of cost (first-in, first-out) or market.

 PROPERTY AND EQUIPMENT

  Depreciation expense, computed by the straight-line method, was $79.7 million in 1995, $71.6 million in 1994 and $61.1 million in 1993. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

  The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. The provisions of this statement, which will be adopted in 1996, are not expected to have a material impact on the consolidated financial statements.

 INTANGIBLE ASSETS

  Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method over periods ranging from 10 to 15 years. Noncompete agreement and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

 PROFESSIONAL LIABILITY RISKS

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

 EARNINGS PER COMMON SHARE

  Share and per share amounts have been retroactively restated to reflect a three-for-two stock split distributed in October 1994.

  The computation of earnings per common and common equivalent share gives retroactive effect to the Hillhaven and Nationwide Mergers and is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents (consisting primarily of stock options) and convertible debt securities.

  During 1995 all convertible debt securities were redeemed in exchange for cash or converted into Vencor common stock. Accordingly, the computation of fully diluted earnings per common share assumes that the equivalent number of common shares underlying such debt securities were outstanding during the entire year even though the result thereof is antidilutive.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 EARNINGS PER COMMON SHARE (CONTINUED)

  In connection with the Hillhaven Merger, Vencor realized a gain of approximately $10.2 million upon the cash redemption of Hillhaven preferred stock. Although the gain had no effect on net income, fully diluted earnings per common and common equivalent share were increased by $.14.

NOTE 2--HILLHAVEN MERGER

  On September 27, 1995, the stockholders of both Vencor and Hillhaven approved the Hillhaven Merger, effective September 28, 1995. In connection with the Hillhaven Merger, each share of Hillhaven common stock was converted on a tax-free basis into 0.935 of a share of Vencor common stock, resulting in the issuance of approximately 31,651,000 Vencor common shares.

  The Hillhaven Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the Hillhaven Merger and include the combined operations of Vencor and Hillhaven for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the Hillhaven Merger (dollars in thousands):

                                             NON-RECURRING
                          VENCOR  HILLHAVEN  TRANSACTIONS  ELIMINATION CONSOLIDATED
                         -------- ---------- ------------- ----------- ------------
Nine months ended Sep-
 tember 30,
 1995 (unaudited):
  Revenues.............. $411,233 $1,322,873   $(24,500)     $(3,775)   $1,705,831
  Income (loss) from op-
   erations.............   31,566     41,367    (93,561)           -       (20,628)
  Net income (loss).....   30,711     20,235    (93,561)           -       (42,615)
1994:
  Revenues.............. $400,018 $1,633,183   $      -      $  (374)   $2,032,827
  Income from opera-
   tions................   31,416     51,976      2,747            -        86,139
  Net income............   31,416     51,735      2,747            -        85,898
1993:
  Revenues.............. $282,235 $1,445,201   $      -      $     -    $1,727,436
  Income from opera-
   tions................   22,924     30,718     15,334            -        68,976
  Net income............   22,924     27,398     15,334            -        65,656

  As discussed in Note 1, financial data for Hillhaven and Nationwide for the year ended May 31, 1993 and September 30, 1993, respectively, have been combined with Vencor's 1993 calendar year information. Summarized operating results for Hillhaven and Nationwide for the respective periods not included in the accompanying consolidated statement of operations follow (dollars in thousands):

Hillhaven:
 Seven months ended December 31, 1993 (unaudited):
  Revenues............................................................ $859,603
  Income from operations..............................................   41,435
  Net income..........................................................   40,422
Nationwide:
 Three months ended December 31, 1993 (unaudited):
  Revenues............................................................ $ 29,272
  Income from operations..............................................    1,440
  Net income..........................................................    1,440

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--NATIONWIDE MERGER

  Prior to its merger with Vencor, Hillhaven completed the Nationwide Merger on June 30, 1995. In connection therewith, 4,675,000 shares of common stock (effected for the Hillhaven Merger exchange ratio) were issued in exchange for all of the outstanding shares of Nationwide.

  The Nationwide Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the Nationwide Merger and include the combined operations of Hillhaven and Nationwide for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the Nationwide Merger (dollars in thousands):

                                                    NON-RECURRING
                              HILLHAVEN  NATIONWIDE TRANSACTIONS  CONSOLIDATED
                              ---------- ---------- ------------- ------------
Six months ended June 30,
 1995 (unaudited):
  Revenues................... $  803,793  $ 66,800     $     -     $  870,593
  Income from operations.....     23,837     2,147      (3,686)        22,298
  Net income (loss)..........     23,459      (266)     (3,686)        19,507
1994:
  Revenues................... $1,509,729  $123,454     $     -     $1,633,183
  Income from operations.....     47,178     4,798       2,747         54,723
  Net income.................     46,937     4,798       2,747         54,482
1993:
  Revenues................... $1,378,466  $ 66,735     $     -     $1,445,201
  Income from operations.....     25,573     5,145      15,334         46,052
  Net income.................     23,905     3,493      15,334         42,732

NOTE 4--NON-RECURRING TRANSACTIONS

 1995

  In the third quarter of 1995, Vencor recorded pretax charges aggregating $128.4 million primarily in connection with the Hillhaven Merger. The charges included (i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs, (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of charges to reflect Vencor's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues (recorded as a reduction of revenues).

  Pretax charges aggregating $5.5 million were recorded in the second quarter primarily in connection with the Nationwide Merger.

 1994

  In the first quarter of 1994, Vencor recorded a pretax charge of $2.5 million in connection with the prior disposition of certain nursing centers. Operating results in the fourth quarter of 1994 include a pretax gain of $7 million on the sale of assets.

 1993

  Operating results include a pretax charge of $5.8 million related to the restructuring of certain nursing centers held for sale. As disclosed in Note 6, provision for income taxes includes a credit of approximately $19 million related to deferred income taxes.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--BUSINESS COMBINATIONS OTHER THAN HILLHAVEN AND NATIONWIDE

  Vencor has acquired a number of healthcare facilities (including certain previously leased facilities) and other related businesses, substantially all of which have been accounted for by the purchase method. Accordingly, the aggregate purchase price of these transactions has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the operations of acquired entities since the respective acquisition dates. The pro forma effect of these acquisitions on Vencor's results of operations prior to consummation was not significant.

  The following is a summary of acquisitions consummated during the last three years under the purchase method of accounting (dollars in thousands):

                                                     1995      1994      1993
                                                   --------  --------  --------
Fair value of assets acquired..................... $ 78,893  $ 54,045  $ 72,687
Fair value of liabilities assumed.................  (16,475)        -   (28,632)
                                                   --------  --------  --------
  Net assets acquired.............................   62,418    54,045    44,055
Cash received from acquired entities..............     (804)        -         -
Issuance of common stock..........................   (2,271)  (17,654)        -
                                                   --------  --------  --------
  Net cash paid for acquisitions.................. $ 59,343  $ 36,391  $ 44,055
                                                   ========  ========  ========

  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $9.7 million in 1995, $8.3 million in 1994 and $2.8 million in 1993.

NOTE 6--INCOME TAXES

  Provision for income taxes consists of the following (dollars in thousands):

                                                    1995     1994      1993
                                                  --------  -------  --------
Current:
  Federal........................................ $ 40,008  $34,697  $ 17,281
  State..........................................    7,563    6,558     4,402
                                                  --------  -------  --------
                                                    47,571   41,255    21,683
Deferred.........................................  (23,570)   5,526   (11,594)
                                                  --------  -------  --------
                                                  $ 24,001  $46,781  $ 10,089
                                                  ========  =======  ========

  Reconciliation of federal statutory rate to effective income tax rate follows:

                                                    1995     1994      1993
                                                  --------  -------  --------
Federal statutory rate...........................     35.0%    35.0%     35.0%
State income taxes, net of federal income tax
 benefit.........................................      4.3      4.0       2.7
Merger costs.....................................     34.6        -         -
Targeted jobs tax credits........................        -     (4.5)        -
Valuation allowance..............................        -        -     (24.0)
Other items, net.................................       .3       .7       (.9)
                                                  --------  -------  --------
  Effective income tax rate......................     74.2%    35.2%     12.8%
                                                  ========  =======  ========

                                  VENCOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 6--INCOME TAXES (CONTINUED)

  Effective January 1, 1993, Vencor adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires, among other things, recognition of deferred income taxes using the liability method rather than the deferred method. The cumulative effect of this change reduced net income by $1.1 million.

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (dollars in thousands):

                                                1995                1994
                                         ------------------- -------------------
                                         ASSETS  LIABILITIES ASSETS  LIABILITIES
                                         ------- ----------- ------- -----------
Depreciation............................ $     -   $40,912   $     -   $35,982
Insurance...............................  10,269         -    10,429         -
Doubtful accounts.......................  26,723         -    12,003         -
Property................................  10,148         -         -         -
Compensation............................  19,133         -    11,424         -
Other...................................  16,127     8,584    16,631     4,395
                                         -------   -------   -------   -------
                                         $82,400   $49,496   $50,487   $40,377
                                         =======   =======   =======   =======

  Management believes that the deferred tax assets in the table above will ultimately be realized. Management's conclusion is based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1995.

  Deferred income taxes totaling $54.7 million and $24.7 million at December 31, 1995 and 1994, respectively, are included in other current assets. Noncurrent deferred income taxes, included principally in deferred credits and other liabilities, totaled $21.8 million and $14.6 million at December 31, 1995 and 1994, respectively.

NOTE 7--PROFESSIONAL LIABILITY RISKS

  Vencor has insured a substantial portion of its nursing center professional liability risks through a wholly owned insurance subsidiary since June 1, 1994. Provisions for such risks underwritten by the subsidiary were $11.1 million for 1995 and $6.9 million for 1994.

  Amounts funded for the payment of claims and expenses incident thereto, included principally in cash and cash equivalents and other assets, aggregated $17.5 million and $9.4 million at December 31, 1995 and 1994, respectively. Allowances for professional liability risks, included principally in deferred credits and other liabilities, were $15.9 million and $9.1 million at December 31, 1995 and 1994, respectively.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--LONG-TERM DEBT

 CAPITALIZATION

  A summary of long-term debt at December 31 follows (dollars in thousands):

                                                              1995      1994
                                                            --------  --------
Senior collateralized debt, 4.3% to 12.3% (rates generally
 floating) payable
 in periodic installments through 2025..................... $174,157  $194,654
Bank revolving credit agreements due 2001 (floating rates
 averaging 6.9%)...........................................  205,600    44,000
Bank term loans (floating rates averaging 6.9%) payable in
 periodic
 installments through 2001.................................  400,000   173,100
10 1/8% Senior Subordinated Notes due 2001.................    3,289   174,453
12 1/2% Senior Subordinated Notes due 2000.................        -     8,258
6% Convertible Subordinated Notes due 2002.................        -   115,000
7 3/4% Convertible Subordinated Debentures due 2002........        -    74,750
Other......................................................    4,626     5,486
                                                            --------  --------
 Total debt, average life of seven years (rates averaging
  6.4%)....................................................  787,672   789,701
Amounts due within one year................................   (9,572)  (43,489)
                                                            --------  --------
 Long-term debt............................................ $778,100  $746,212
                                                            ========  ========

 CREDIT FACILITY

  Concurrent with the consummation of the Hillhaven Merger, Vencor entered into a five and one-half year $1 billion credit facility (the "Credit Facility") comprising a $400 million term loan and a $600 million revolving credit facility. The Credit Facility was established to finance the redemption of Hillhaven preferred stock, repay certain higher rate debt and borrowings under prior revolving credit agreements discussed below, and provide sufficient credit for future expansion. Interest is payable at rates up to either (i) the prime rate plus 1/4% or the daily federal funds rate plus 3/4%,
(ii) LIBOR plus 1 1/4% or (iii) the bank certificate of deposit rate plus 1 3/8%. Outstanding borrowings under the $400 million term loan are payable in various installments beginning in 1997. The Credit Facility is collateralized by the capital stock of certain subsidiaries and contains covenants which require maintenance of certain financial ratios and limit amounts of additional debt and purchases of common stock.

 REFINANCING ACTIVITIES

  During 1995 Vencor recorded $23.3 million of after-tax losses from refinancing of long-term debt, substantially all of which was incurred in connection with the Hillhaven Merger. Amounts refinanced in 1995 included $171 million of 10 1/8% Senior Subordinated Notes due 2001 (the "10 1/8% Notes"), $112 million of outstanding borrowings under prior revolving credit agreements, and $173 million of other senior debt.

  In the fourth quarter of 1995, Vencor called for redemption its $115 million of 6% Convertible Subordinated Notes due 2002 (the "6% Notes") and $75 million of 7 3/4% Convertible Subordinated Debentures due 2002 (the "7 3/4% Debentures") which were convertible into Vencor common stock at the rate of $26.00 and $17.96 per share, respectively. Approximately $80.6 million principal amount of the 6% Notes were converted into approximately 3,098,000 shares of common stock and the remainder were redeemed in exchange for cash equal to 104.2% of face value plus accrued interest. All outstanding 7 3/4% Debentures were converted into approximately 4,161,000 shares of common stock. These transactions had no material effect on earnings per common and common equivalent share.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--LONG-TERM DEBT (CONTINUED)

 REFINANCING ACTIVITIES (CONTINUED)

  In September 1993 Vencor substantially modified its relationship with a significant stockholder, Tenet Healthcare Corporation ("Tenet"), through a recapitalization plan in which Vencor (i) purchased from Tenet twenty-three previously leased nursing centers for $111.8 million, (ii) repaid $147.2 million of debt owed to Tenet, (iii) released Tenet from guarantees related to $400 million of debt and limited amounts payable to Tenet under remaining guarantee commitments and (iv) eliminated Tenet's obligation to provide additional financing to Vencor. The recapitalization was financed through (i) issuance to Tenet of $120 million of Series D Preferred Stock, (ii) $175 million of borrowings under a secured bank term loan, (iii) issuance of $175 million of the 10 1/8% Notes, (iv) $30 million of borrowings under an accounts receivable-backed credit facility and (v) payment of $39 million in cash.

 OTHER INFORMATION

  On October 30, 1995, Vencor entered into certain interest rate swap agreements to eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding under the Credit Facility. The agreements expire in April 1997 ($100 million), October 1997 ($200 million) and April 1998 ($100 million) and provide for fixed rates at 5.7% plus 1/2% to 1 1/4%.

  Maturities of long-term debt in years 1997 through 2000 are $54 million, $79 million, $103 million and $153 million, respectively.

  The estimated fair value of Vencor's long-term debt was $777 million and $819 million at December 31, 1995 and 1994, respectively, compared to carrying amounts aggregating $788 million and $790 million. The estimate of fair value includes the effect of the interest rate swap agreement and is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to Vencor for debt of the same remaining maturities.

NOTE 9--LEASES

  Vencor leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments and related sublease income under non-cancelable operating leases are as follows (dollars in thousands):

                                                               MINIMUM  SUBLEASE
                                                               PAYMENTS  INCOME
                                                               -------- --------
1996.......................................................... $46,409   $7,548
1997..........................................................  40,011    7,106
1998..........................................................  32,708    6,077
1999..........................................................  26,677    5,049
2000..........................................................  23,998    4,888
Thereafter....................................................  59,051   10,280

  Sublease income aggregated $13.7 million, $13.2 million and $10.4 million for 1995, 1994 and 1993, respectively.

NOTE 10--CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

                                  VENCOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--CONTINGENCIES (CONTINUED)

  Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. Management believes that resolution of contingencies will not materially affect Vencor's liquidity, financial position or results of operations.

  Principal contingencies are described below:

  Revenues--Certain third-party payments are subject to examination by agencies administering the programs. Vencor is contesting certain issues raised in audits of prior year cost reports.

  Professional liability risks--Vencor has provided for loss for professional liability risks based upon actuarially determined estimates. Actual settlements may differ from the provisions for loss.

  Interest rate swap agreements--Vencor is a party to certain agreements which reduce the impact of changes in interest rates on $400 million of its floating rate long-term debt. In the event of nonperformance by other parties to these agreements, Vencor may incur a loss to the extent that market rates exceed contract rates.

  Guarantees of indebtedness--Letters of credit and guarantees of indebtedness aggregated $28 million at December 31, 1995.

  Income taxes--Vencor is contesting adjustments proposed by the Internal Revenue Service for 1991.

  Litigation--Various suits and claims arising in the ordinary course of business are pending against Vencor.

  Vencor and certain former Hillhaven officers and directors are parties to various legal actions brought by Horizon Health Corporation ("Horizon") and certain Hillhaven stockholders in connection with Horizon's proposed acquisition of Hillhaven initiated in January 1995.

                                  VENCOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--CAPITAL STOCK

  In September 1995 Vencor common stockholders voted to increase the number of authorized shares of common stock from 60 million to 180 million and increase the number of common shares issuable under certain employee benefit plans from approximately 3.2 million to 6.9 million. At December 31, 1995, approximately 6 million shares of common stock were reserved for issuance under Vencor's stock compensation plans.

  Vencor has plans under which options to purchase common stock may be granted to officers, employees and certain directors. Options have been granted at not less than market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending ten years after grant. Activity in the plans is summarized below:

                                                     SHARES
                                                      UNDER      OPTION PRICE
                                                     OPTION       PER SHARE
                                                    ---------  ----------------
Balances, December 31, 1992........................ 1,535,588  $  .53 to $24.13
  Granted..........................................   358,350   14.17 to  24.25
  Exercised........................................  (211,066)    .53 to  16.80
  Canceled or expired..............................   (22,046)   4.97 to  22.09
                                                    ---------
Balances, December 31, 1993........................ 1,660,826     .53 to  24.25
  Granted..........................................   536,239   11.53 to  22.75
  Exercised........................................  (102,230)    .53 to  22.09
  Canceled or expired..............................   (48,185)   5.35 to  22.09
                                                    ---------
Balances, December 31, 1994........................ 2,046,650     .53 to  24.25
  Granted.......................................... 1,537,820   11.50 to  32.50
  Exercised........................................  (593,918)    .53 to  29.14
  Canceled or expired..............................   (51,151)   5.35 to  28.50
                                                    ---------
Balances, December 31, 1995........................ 2,939,401  $  .53 to $32.50
                                                    =========

  At December 31, 1995, options for 1,021,168 shares were exercisable. Shares of common stock available for future grants were 2,470,066 at December 31, 1995 and 1,805,263 at December 31, 1994.

  In 1993 Vencor adopted a Shareholder Rights Plan under which common stockholders have the right to purchase Series A Preferred Stock in the event of accumulation of or tender offer for 15% or more of Vencor's common stock. The rights will expire in 2003 unless redeemed earlier by Vencor.

NOTE 12--EMPLOYEE BENEFIT PLANS

  Vencor maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and are generally vested based upon length of service. Retirement plan expense was $9.7 million for 1995, $7 million for 1994 and $5.9 million for 1993. Amounts equal to retirement plan expense are funded annually.

                                  VENCOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (dollars in thousands):

                                                                 1995    1994
                                                                ------- -------
   Interest.................................................... $ 3,582 $10,843
   Taxes other than income.....................................  22,000  18,111
   Patient accounts............................................  13,319  10,101
   Merger costs................................................  19,071       -
   Other.......................................................  17,645  18,338
                                                                ------- -------
                                                                $75,617 $57,393
                                                                ======= =======

NOTE 14--SPIN-OFF AND RELATED TRANSACTIONS

  Hillhaven became an independent public company in January 1990 as a result of a spin-off transaction with Tenet (formerly National Medical Enterprises, Inc.). The following is a summary of significant transactions with Tenet.

  Financing--Certain long-term debt was financed by Tenet at the time of the spin-off. As part of the recapitalization discussed in Note 8, Hillhaven repaid all debt due Tenet in the aggregate amount of $147.2 million. In addition, debt which had been guaranteed by Tenet totaling $266.7 million was also retired. Interest expense paid to Tenet totaled $7.1 million in 1993.

  Debt guarantees--Tenet and Hillhaven are parties to a guarantee agreement under which Hillhaven pays a fee to Tenet in consideration for Tenet's guarantee of certain Hillhaven obligations. Such fees totaled $3.8 million in 1995, $5 million in 1994 and $9.6 million in 1993.

  Insurance--Prior to June 1, 1994, substantially all of the professional and general liability risks of Hillhaven were insured by a subsidiary of Tenet. Provisions for loss were $3.1 million in 1994 and $7.3 million in 1993.

  Leases--At the time of the spin-off, 115 nursing centers were leased by Hillhaven from Tenet. By the end of 1993, all such properties had been purchased by Hillhaven. Interest expense related to these leases totaled $19.9 million in 1993. Vencor also leases certain nursing centers from a joint venture in which Tenet has a minority interest. Lease payments to the joint venture aggregated $9.9 million, $9.3 million and $9.7 million for 1995, 1994 and 1993, respectively.

  Equity ownership--At December 31, 1995, Tenet owned 8,301,067 shares of Vencor common stock. Prior to the Hillhaven Merger, Tenet also owned all of the outstanding Series C and Series D Preferred Stock.

  Management agreements--Fees paid by Tenet for management, consulting and advisory services in connection with the operations of seven nursing centers owned or leased by Tenet aggregated $2.7 million in 1995, $2.5 million in 1994 and $2.4 million in 1993.

NOTE 15--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (dollars in thousands):

                                                 1995              1994
                                           ----------------- -----------------
                                           CARRYING   FAIR   CARRYING   FAIR
                                            VALUE    VALUE    VALUE    VALUE
                                           -------- -------- -------- --------
   Cash and cash equivalents.............. $ 35,182 $ 35,182 $ 39,018 $ 39,018
   Notes receivable.......................   88,729   89,992   85,071   78,171
   Long-term debt, including amounts due
    within one year.......................  787,672  777,090  789,701  819,439

                                  VENCOR, INC.

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1995
                                --------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH
                                --------    --------    --------    --------
Revenues....................... $552,178    $578,314    $575,339    $618,125
Net income (loss):
 Income (loss) from operations
  (a)..........................   21,172      21,087     (62,887)     28,991
 Extraordinary loss on extin-
  guishment of debt............      (66)     (2,725)    (19,196)     (1,265)
   Net income (loss)...........   21,106      18,362     (82,083)     27,726
Per common share:
 Primary earnings (loss):
  Income (loss) from opera-
   tions.......................      .33         .32        (.91)        .43
  Extraordinary loss on extin-
   guishment of debt...........        -        (.05)       (.32)       (.02)
   Net income (loss)...........      .33         .27       (1.23)        .41
 Fully diluted earnings (loss):
  Income (loss) from operations
   (a).........................      .31         .30        (.91)        .41
  Extraordinary loss on extin-
   guishment of debt...........        -        (.04)       (.32)       (.02)
   Net income (loss)...........      .31         .26       (1.23)        .39
 Market prices (b):
  High.........................       37          38         36 1/8      33 3/4
  Low..........................       27 1/8      28 1/2     28 1/4      26
                                               1994
                                --------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH
                                --------    --------    --------    --------
Revenues....................... $479,822    $502,582    $519,117    $531,306
Net income:
 Income from operations (c)....   15,607      23,440      20,515      26,577
 Extraordinary loss on extin-
  guishment of debt............      (15)       (156)        (58)        (12)
   Net income..................   15,592      23,284      20,457      26,565
Per common share:
 Primary earnings:
  Income from operations.......      .24         .38         .32         .43
  Extraordinary loss on extin-
   guishment of debt...........        -           -           -           -
   Net income..................      .24         .38         .32         .43
 Fully diluted earnings:
  Income from operations (c)...      .24         .35         .31         .38
  Extraordinary loss on extin-
   guishment of debt...........        -           -           -           -
   Net income..................      .24         .35         .31         .38
 Market prices (b):
  High.........................      24 7/8       24         30 3/8      30 5/8
  Low..........................      19 1/8       20         22 3/8      25 3/4

--------
(a) Second quarter results include $3.7 million ($.05 per share) of costs related to the Nationwide Merger. Third quarter loss includes $89.9 million ($1.50 per share) of costs related to the Hillhaven Merger. See Note 4 of the Notes to Consolidated Financial Statements.
(b) Vencor common stock is traded on the New York Stock Exchange (ticker symbol--VC).
(c) First quarter results include $1.5 million ($.02 per share) of costs incurred in connection with the prior disposition of certain nursing centers. Fourth quarter results include a $4.2 million ($.06 per share) gain on the sale of assets. See Note 4 of the Notes to Consolidated Financial Statements.

                                 VENCOR, INC.
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                (IN THOUSANDS)

                                          ADDITIONS
                                    -----------------------
                         BALANCE AT CHARGED TO   CHARGED TO                    BALANCE
                         BEGINNING  COSTS AND      OTHER          DEDUCTIONS   AT END
                         OF PERIOD   EXPENSES     ACCOUNTS        OR PAYMENTS OF PERIOD
                         ---------- ----------   ----------       ----------- ---------
Allowances for loss on
 accounts and notes
 receivable:
  Year ended December
   31, 1993.............  $ 22,803   $ 4,735      $      -         $ (6,222)   $21,316
  Year ended December
   31, 1994.............    21,316     9,055          (344)(a)       (1,762)    28,265
  Year ended December
   31, 1995.............    28,265     7,851             -           (4,026)    32,090
Allowances for loss on
 assets held for
 disposition:
  Year ended December
   31, 1993.............  $103,074   $     -      $      -         $(46,428)   $56,646
  Year ended December
   31, 1994.............    56,646         -       (56,646)(a)(b)         -          -
  Year ended December
   31, 1995.............         -    26,900(c)          -                -     26,900

--------
(a) Adjustment to reflect change in fiscal year of acquired entities.
(b) Includes $54.6 million related to reinstatement of assets previously held for disposition.
(c) Reflects provision for loss associated with the planned disposition of certain nursing center properties recorded in connection with the Hillhaven Merger.