Form 10-Q
period 1996-03-31
VENCOR INC
filed 1996-05-15
CIK 740260

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM      TO     .

                        COMMISSION FILE NUMBER 1-10989

                                 VENCOR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              61-1055020
    (STATE OF OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


         3300 PROVIDIAN CENTER
        400 WEST MARKET STREET
            LOUISVILLE, KY                               40202
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
             OFFICES)

                                (502) 596-7300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock              Outstanding at April 30, 1996
     ----------------------------           -----------------------------
     Common stock, $.25 par value                 70,346,623 shares

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:
          Condensed Consolidated Statement of Income --
             for the three months ended March 31, 1996 and 1995..........     3
          Condensed Consolidated Balance Sheet --
             March 31, 1996 and December 31, 1995........................     4
          Condensed Consolidated Statement of Cash Flows --
             for the three months ended March 31, 1996 and 1995..........     5
          Notes to Condensed Consolidated Financial Statements...........     6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................     8

 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...............................    13

                                  VENCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1996      1995
                                                           --------  --------
Revenues.................................................. $626,337  $552,178
                                                           --------  --------
Salaries, wages and benefits..............................  372,318   321,806
Supplies..................................................   51,762    43,516
Rent......................................................   19,167    19,579
Other operating expenses..................................  104,501    99,247
Depreciation and amortization.............................   24,793    21,170
Interest expense..........................................   12,480    15,458
Investment income.........................................   (3,578)   (3,180)
                                                           --------  --------
                                                            581,443   517,596
                                                           --------  --------
Income from operations before income taxes................   44,894    34,582
Provision for income taxes................................   17,284    13,410
                                                           --------  --------
Income from operations....................................   27,610    21,172
Extraordinary loss on extinguishment of debt, net of
 income tax benefit.......................................        -       (66)
                                                           --------  --------
   Net income.............................................   27,610    21,106
Preferred stock dividend requirements.....................        -    (1,793)
                                                           --------  --------
   Income available to common stockholders................ $ 27,610  $ 19,313
                                                           ========  ========

Earnings per common and common equivalent share:
 Primary:
  Income from operations.................................. $    .39  $    .33
  Extraordinary loss on extinguishment of debt............        -         -
                                                           --------  --------
   Net income............................................. $    .39  $    .33
                                                           ========  ========
 Fully diluted:
  Income from operations.................................. $    .39  $    .31
  Extraordinary loss on extinguishment of debt............        -         -
                                                           --------  --------
   Net income............................................. $    .39  $    .31
                                                           ========  ========
Shares used in computing earnings per common and common
 equivalent share:
  Primary.................................................   71,455    58,981
  Fully diluted...........................................   71,455    70,826

                            See accompanying notes.

                                 VENCOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 31,   DECEMBER 31,
                                                           1996         1995
                                                        ----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents............................  $   41,319   $   35,182
 Accounts and notes receivable less allowance for loss
  of $17,685 -- March 31 and $16,785 -- December 31...     396,742      360,147
 Inventories..........................................      24,828       24,862
 Income taxes.........................................      64,513       77,997
 Other................................................      26,670       26,491
                                                        ----------   ----------
                                                           554,072      524,679

Property and equipment, at cost.......................   1,581,663    1,552,293
Accumulated depreciation..............................    (385,208)    (362,199)
                                                        ----------   ----------
                                                         1,196,455    1,190,094

Notes receivable less allowance for loss of $15,523 --
  March 31 and $15,305 -- December 31.................      76,291       78,090
Intangible assets less accumulated amortization of
 $24,307 -- March 31 and $22,149 -- December 31 ......      46,936       42,580
Other.................................................      77,124       77,011
                                                        ----------   ----------
                                                        $1,950,878   $1,912,454
                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................  $  114,735   $   99,887
 Salaries, wages and other compensation...............     104,893       99,937
 Other accrued liabilities............................      63,357       75,617
 Long-term debt due within one year...................      18,723        9,572
                                                        ----------   ----------
                                                           301,708      285,013

Long-term debt........................................     769,062      778,100
Deferred credits and other liabilities................      75,206       77,277

Stockholders' equity:
 Common stock, $.25 par value; authorized 180,000
  shares; issued 72,298 shares -- March 31 and
  72,158 shares -- December 31........................      18,075       18,040
 Capital in excess of par value.......................     688,895      684,377
 Retained earnings....................................     130,475      102,865
                                                        ----------   ----------
                                                           837,445      805,282

 Common treasury stock; 1,970 shares -- March 31
  and 2,025 shares -- December 31.....................     (32,543)     (33,218)
                                                        ----------   ----------
                                                           804,902      772,064
                                                        ----------   ----------
                                                        $1,950,878   $1,912,454
                                                        ==========   ==========

                            See accompanying notes.

                                 VENCOR, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                               1996     1995
                                                              -------  -------
Cash flows from operating activities:
 Net income.................................................. $27,610  $21,106
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................  24,793   21,170
  Deferred income taxes......................................     885    2,579
  Extraordinary loss on extinguishment of debt...............       -       99
  Other......................................................   5,752      533
  Changes in operating assets and liabilities:
   Accounts and notes receivable............................. (38,827) (14,097)
   Inventories and other assets..............................     554   (1,189)
   Accounts payable..........................................  15,112   (4,534)
   Other accrued liabilities.................................   2,101   12,981
                                                              -------  -------
    Net cash provided by operating activities................  37,980   38,648
                                                              -------  -------
Cash flows from investing activities:
 Purchase of property and equipment.......................... (27,052) (38,874)
 Acquisition of healthcare businesses and previously leased
  facilities.................................................       -  (17,290)
 Sale of assets..............................................     396      185
 Collection of notes receivable..............................   1,875    1,832
 Net change in investments...................................    (314) (26,086)
 Other.......................................................  (7,019)  (4,105)
                                                              -------  -------
    Net cash used in investing activities.................... (32,114) (84,338)
                                                              -------  -------
Cash flows from financing activities:
 Net change in borrowings under revolving lines of credit....   4,100  (12,000)
 Issuance of long-term debt..................................   1,363   22,670
 Repayment of long-term debt.................................  (6,019) (17,039)
 Public offering of common stock.............................       -   66,494
 Other issuances of common stock.............................     900      404
 Payment of dividends........................................       -     (767)
 Other.......................................................     (73)     (98)
                                                              -------  -------
    Net cash provided by financing activities................     271   59,664
                                                              -------  -------
Change in cash and cash equivalents..........................   6,137   13,974
Cash and cash equivalents at beginning of period.............  35,182   39,018
                                                              -------  -------
Cash and cash equivalents at end of period................... $41,319  $52,992
                                                              =======  =======

Supplemental information:
 Interest payments........................................... $12,466  $16,627
 Income tax payments.........................................   6,529    6,506

                            See accompanying notes.

                                  VENCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 --  REPORTING ENTITY

  Vencor, Inc. ("Vencor") operates an integrated network of healthcare services primarily focused on the needs of the elderly. At March 31, 1996, Vencor operated 36 hospitals, 311 nursing centers, a contract services business ("Vencare") which provides respiratory therapy, rehabilitation therapy and subacute medical services primarily to nursing centers, 54 retail and institutional pharmacy outlets and 23 retirement communities with 3,090 apartments.

  On September 28, 1995, Vencor consummated a merger with The Hillhaven Corporation ("Hillhaven") in a tax-free, stock-for-stock transaction (the "Hillhaven Merger"). See Note 5.

  Prior to its merger with Vencor, Hillhaven consummated a merger with Nationwide Care, Inc. ("Nationwide") on June 30, 1995 in a tax-free, stock-for-stock transaction (the "Nationwide Merger"). See Note 6.

NOTE 2 -- BASIS OF PRESENTATION

  The Hillhaven and Nationwide Mergers have been accounted for by the pooling-of-interests method. Accordingly, the accompanying condensed consolidated financial statements give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of Vencor for the year ended December 31, 1995 filed on Form 10-K with the Securities and Exchange Commission.

  The accompanying condensed consolidated financial statements have been prepared in accordance with Vencor's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and that all such adjustments are of a normal and recurring nature.

NOTE 3 -- REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of first quarter revenues by payor type follows (dollars in thousands):

                                                               1996      1995
                                                             --------  --------
   Medicare................................................. $196,728  $165,964
   Medicaid.................................................  199,835   184,994
   Private and other........................................  238,015   201,565
                                                             --------  --------
                                                              634,578   552,523
   Elimination..............................................   (8,241)     (345)
                                                             --------  --------
                                                             $626,337  $552,178
                                                             ========  ========

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- EARNINGS PER SHARE

  The computation of earnings per common and common equivalent share gives retroactive effect to the Hillhaven and Nationwide Mergers and is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents (consisting primarily of stock options) and, in 1995, convertible debt securities.

NOTE 5 -- HILLHAVEN MERGER

  On September 27, 1995, the stockholders of both Vencor and Hillhaven approved the Hillhaven Merger, effective September 28, 1995. In connection with the Hillhaven Merger, each share of Hillhaven common stock was converted on a tax-free basis into 0.935 of a share of Vencor common stock, resulting in the issuance of approximately 31,651,000 Vencor common shares.

  The Hillhaven Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Hillhaven Merger and include the combined operations of Vencor and Hillhaven for all periods presented. A summary of the results of operations of the separate entities for the first quarter of 1995 follows (dollars in thousands):

                                      Vencor  Hillhaven Elimination Consolidated
                                     -------- --------- ----------- ------------
   Revenues......................... $120,431 $432,092     $(345)     $552,178
   Income from operations...........    9,148   12,024         -        21,172
   Net income.......................    9,148   11,958         -        21,106

NOTE 6 -- NATIONWIDE MERGER

  Prior to its merger with Vencor, Hillhaven completed the Nationwide Merger on June 30, 1995. In connection therewith, 4,675,000 shares of common stock (effected for the Hillhaven Merger exchange ratio) were issued in exchange for all of the outstanding shares of Nationwide.

  The Nationwide Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Nationwide Merger and include the combined operations of Hillhaven and Nationwide for all periods presented. A summary of the results of operations of the separate entities for the first quarter of 1995 follows (dollars in thousands):

                                               Hillhaven Nationwide Consolidated
                                               --------- ---------- ------------
   Revenues................................... $398,660   $33,432     $432,092
   Income from operations.....................   10,724     1,300       12,024
   Net income.................................   10,658     1,300       11,958

NOTE 7 -- SUBSEQUENT EVENT

  On May 15, 1996, the Board of Directors authorized the establishment of a newly formed corporation, Atria Assisted Living Communities, Inc. ("Atria"), to operate Vencor's retirement housing business. As part of the transaction, Vencor intends to conduct an initial public offering of a minority share of Atria common stock.

  A registration statement detailing the proposed transaction will be filed as soon as practicable. Management expects that this transaction will be completed by the end of the summer.

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

PROPOSED RETIREMENT HOUSING TRANSACTION

  As discussed in Note 7, Vencor intends to conduct an initial public stock offering of a minority share of its retirement housing business. Although a registration statement detailing the proposed transaction is not yet available, management believes that this transaction will not have a material effect on Vencor's liquidity, financial position or results of operations.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

  Vencor operates an integrated network of healthcare services focused primarily on the needs of the elderly through the operations of hospitals, nursing centers and ancillary services businesses which include Vencare, pharmacies and retirement communities. A summary of revenues follows (dollars in thousands):

                                                        FIRST QUARTER
                                                      ------------------    %
                                                        1996      1995    CHANGE
                                                      --------  --------  ------
   Hospitals......................................... $130,047  $101,145   28.6
                                                      --------  --------
   Nursing centers:
    Long-term care...................................  263,130   261,145    0.8
    Subacute medical and rehabilitation care.........  138,324   114,668   20.6
                                                      --------  --------
                                                       401,454   375,813    6.8
                                                      --------  --------
   Ancillary services:
    Vencare..........................................   45,615    20,789  119.4
    Pharmacies.......................................   45,372    43,620    4.0
    Retirement communities...........................   12,090    11,156    8.4
                                                      --------  --------
                                                       103,077    75,565   36.4
                                                      --------  --------
   Elimination.......................................   (8,241)     (345)
                                                      --------  --------
                                                      $626,337  $552,178   13.4
                                                      ========  ========

  Hospital revenue increases in the first quarter of 1996 resulted from the acquisition of facilities and growth in same-store patient days. Hospital patient days rose 29% to 146,015 from 113,165 in the same period last year.

  As part of its integrated growth strategy, Vencor intends to expand its subacute medical and rehabilitation services provided in its nursing centers and reduce the percentage of patient days attributable to custodial patient care. Patient days related to subacute medical and rehabilitation services grew 25% to 503,507 from 402,261 last year, while patient days related to custodial care declined 3% to 2,624,013 from 2,700,250 during the same period last year. First quarter 1996 revenues related to custodial care were adversely impacted by a decline in private pay patient days.

  Growth in ancillary services revenues in the first quarter of 1996 was primarily attributable to the expansion of the Vencare contract services business, which provides respiratory and rehabilitation therapy services and subacute care primarily to nursing centers. The number of Vencare contracts grew from 1,093 at March 31, 1995 to 2,133 at March 31, 1996.

  Net income for the first quarter of 1996 totaled $27.6 million, up 31% from $21.1 million in the first quarter of 1995. The improvement resulted primarily from growth in (i) hospital patient days, (ii) Vencare contracts and (iii) higher margin subacute and rehabilitation therapy services in the nursing center business.

  Upon consummation of the Hillhaven Merger, Vencor recorded certain pre-tax charges aggregating $128.4 million related primarily to merger transaction costs, employee benefit plans, consolidation and restructuring activities, and changes in nursing center accounting estimates. Management expects that consolidation of duplicative corporate and operational functions will be substantially completed during the third quarter of 1996, and that dispositions of certain nursing center properties will be concluded in 1997.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY

  Cash provided by operations totaled $38 million for the first quarter of 1996 compared to $38.6 million for the same period of 1995. Despite growth in net income, cash flows from operations were adversely impacted by growth in accounts receivable aggregating $38.8 million since December 31, 1995. The increase in outstanding days of revenues in accounts receivable has resulted primarily from consolidation of nursing center corporate and operational functions in connection with the Hillhaven Merger. Management believes that nursing center accounts receivable days will improve from current levels by the end of the year.

  Since the consummation of the Hillhaven Merger, Vencor has maintained a $1 billion credit facility (the "Credit Facility"). At March 31, 1996, available borrowings under the Credit Facility approximated $300 million.

  Working capital totaled $252.4 million at March 31, 1996 compared to $239.7 million at December 31, 1995. Management believes that cash flows from operations and amounts available under the Credit Facility are sufficient to meet future expected liquidity needs.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $27.1 million for the first quarter of 1996 compared to $38.9 million for the same period of 1995. Planned capital expenditures in 1996 (excluding acquisitions) are expected to approximate $175 million and include significant expenditures related to the expansion of Vencor's retirement community and assisted living operations. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At March 31, 1996, the estimated cost to complete and equip construction in progress approximated $32 million.

  Vencor also expended $17.3 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during the first quarter of 1995. Management intends to acquire additional hospitals, nursing centers and related healthcare businesses in the future.

  Capital expenditures were financed primarily through internally generated funds and, in 1995, from the public offering of 2.2 million shares of common stock, the proceeds from which aggregated $66.5 million. Vencor intends to finance a substantial portion of its capital expenditures with internally generated and borrowed funds. Sources of capital include available borrowings under the Credit Facility, public or private debt and equity.

HEALTH CARE LEGISLATION

  Congress is currently considering various proposals which could reduce expenditures under certain government health and welfare programs, including Medicare and Medicaid. Management cannot predict whether such proposals will be adopted, or if adopted, what effect, if any, such proposals would have on its business.

  Medicare revenues as a percentage of total revenues were 31% and 30% for the three months ended March 31, 1996 and March 31, 1995, respectively, while Medicaid percentages of revenues approximated 31% and 33% for the respective periods.

OTHER INFORMATION

  Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. Resolution of such litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's liquidity, financial position or results of operations.

  The Credit Facility contains covenants which require maintenance of certain financial ratios and limit amounts of additional debt and purchases of common stock. Vencor was in compliance with all such convenants at March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     1995 QUARTERS                             FIRST
                          --------------------------------------              QUARTER
                           FIRST     SECOND    THIRD     FOURTH      YEAR       1996
                          --------  --------  --------  --------  ----------  --------
Revenues................  $552,178  $578,314  $575,339  $618,125  $2,323,956  $626,337
                          --------  --------  --------  --------  ----------  --------
Salaries, wages and
 benefits...............   321,806   330,455   347,251   360,506   1,360,018   372,318
Supplies................    43,516    46,882    47,868    50,488     188,754    51,762
Rent....................    19,579    19,771    20,225    19,901      79,476    19,167
Other operating
 expenses...............    99,247   104,635   105,335   107,752     416,969   104,501
Depreciation and
 amortization...........    21,170    22,507    23,263    22,538      89,478    24,793
Interest expense........    15,458    17,171    15,169    13,120      60,918    12,480
Investment income.......    (3,180)   (3,548)   (3,304)   (3,412)    (13,444)   (3,578)
Non-recurring
 transactions...........         -     5,555   103,868         -     109,423         -
                          --------  --------  --------  --------  ----------  --------
                           517,596   543,428   659,675   570,893   2,291,592   581,443
                          --------  --------  --------  --------  ----------  --------
Income (loss) from
 operations before
 income taxes...........    34,582    34,886   (84,336)   47,232      32,364    44,894
Provision for income
 taxes..................    13,410    13,799   (21,449)   18,241      24,001    17,284
                          --------  --------  --------  --------  ----------  --------
Income (loss) from
 operations.............    21,172    21,087   (62,887)   28,991       8,363    27,610
Extraordinary loss on
 extinguishment of debt,
 net of income taxes....       (66)   (2,725)  (19,196)   (1,265)    (23,252)        -
                          --------  --------  --------  --------  ----------  --------
   Net income (loss)....    21,106    18,362   (82,083)   27,726     (14,889)   27,610
Preferred stock dividend
 requirements...........    (1,793)   (1,795)   (1,692)        -      (5,280)        -
Gain on redemption of
 preferred stock........         -         -    10,176         -      10,176         -
                          --------  --------  --------  --------  ----------  --------
   Income (loss)
    available to common
    stockholders........  $ 19,313  $ 16,567  $(73,599) $ 27,726  $   (9,993) $ 27,610
                          ========  ========  ========  ========  ==========  ========
Earnings (loss) per
 common and common
 equivalent share:
 Primary:
  Income (loss) from
   operations...........  $    .33  $    .32  $   (.91) $    .43  $      .21  $    .39
  Extraordinary loss on
   extinguishment of
   debt.................         -      (.05)     (.32)     (.02)       (.37)        -
                          --------  --------  --------  --------  ----------  --------
   Net income (loss)....  $    .33  $    .27  $  (1.23) $    .41  $     (.16) $    .39
                          ========  ========  ========  ========  ==========  ========
 Fully diluted:
  Income (loss) from
   operations...........  $    .31  $    .30  $   (.91) $    .41  $      .29  $    .39
  Extraordinary loss on
   extinguishment of
   debt.................         -      (.04)     (.32)     (.02)       (.32)        -
                          --------  --------  --------  --------  ----------  --------
   Net income (loss)....  $    .31  $    .26  $  (1.23) $    .39  $     (.03) $    .39
                          ========  ========  ========  ========  ==========  ========
Shares used in computing
 earnings (loss) per
 common and common
 equivalent share:
  Primary...............    58,981    60,673    60,011    68,270      62,318    71,455
  Fully diluted.........    70,826    72,454    60,011    71,547      71,967    71,455

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)
                                 OPERATING DATA
                                  (UNAUDITED)

                                       1995 QUARTERS                                FIRST
                          ------------------------------------------               QUARTER
                            FIRST     SECOND      THIRD     FOURTH       YEAR       1996
                          ---------  ---------  ---------  ---------  ----------  ---------
REVENUES (IN THOUSANDS):
Hospitals...............  $ 101,145  $ 116,186  $ 119,705  $ 119,450  $  456,486  $ 130,047
                          ---------  ---------  ---------  ---------  ----------  ---------
Nursing centers:
 Long-term care.........    261,145    261,370    271,274    279,624   1,073,413    263,130
 Subacute medical and
  rehabilitation care...    114,668    120,504    125,952    131,788     492,912    138,324
 Non-recurring
  transactions..........          -          -    (24,500)         -     (24,500)         -
                          ---------  ---------  ---------  ---------  ----------  ---------
                            375,813    381,874    372,726    411,412   1,541,825    401,454
                          ---------  ---------  ---------  ---------  ----------  ---------
Ancillary services:
 Vencare (a)............     20,789     27,015     33,067     39,075     119,946     45,615
 Pharmacies (a).........     43,620     42,674     40,773     41,700     168,767     45,372
 Retirement communities.     11,156     11,415     11,648     12,152      46,371     12,090
                          ---------  ---------  ---------  ---------  ----------  ---------
                             75,565     81,104     85,488     92,927     335,084    103,077
                          ---------  ---------  ---------  ---------  ----------  ---------
Elimination.............       (345)      (850)    (2,580)    (5,664)     (9,439)    (8,241)
                          ---------  ---------  ---------  ---------  ----------  ---------
                          $ 552,178  $ 578,314  $ 575,339  $ 618,125  $2,323,956  $ 626,337
                          =========  =========  =========  =========  ==========  =========
HOSPITAL DATA:
End of period data:
 Number of hospitals....         34         36         35         36                     36
 Number of licensed
  beds..................      2,859      3,275      3,214      3,263                  3,225
Revenue mix %:
 Medicare...............         58         57         57         58          57         57
 Medicaid...............         11         11         11         13          12         13
 Private and other......         31         32         32         29          31         30
Patient days:
 Medicare...............     74,742     80,236     79,282     79,749     314,009     94,087
 Medicaid...............     14,609     19,330     21,014     21,828      76,781     24,152
 Private and other......     23,814     25,120     24,179     25,709      98,822     27,776
                          ---------  ---------  ---------  ---------  ----------  ---------
                            113,165    124,686    124,475    127,286     489,612    146,015
                          =========  =========  =========  =========  ==========  =========
NURSING CENTER DATA:
End of period data:
 Number of nursing
  centers...............        310        311        311        311                    311
 Number of licensed
  beds..................     39,418     39,509     39,513     39,480                 39,510
Revenue mix %:
 Medicare...............         28         28         24         28          27         30
 Medicaid...............         44         44         47         44          45         43
 Private and other......         28         28         29         28          28         27
Patient days:
 Long-term care.........  2,700,250  2,710,176  2,758,760  2,700,914  10,870,100  2,624,013
 Subacute medical and
  rehabilitation care...    402,261    412,250    419,499    465,490   1,699,500    503,507
                          ---------  ---------  ---------  ---------  ----------  ---------
                          3,102,511  3,122,426  3,178,259  3,166,404  12,569,600  3,127,520
                          =========  =========  =========  =========  ==========  =========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare
  contracts.............      1,093      1,703      1,917      2,008                  2,133
 Number of pharmacy
  outlets...............         57         55         56         55                     54
 Number of retirement
  communities...........         23         23         23         23                     23
 Number of retirement
  community apartments..      3,122      3,122      3,122      3,122                  3,090

(a) Prior year rehabilitation therapy revenues have been reclassified to conform with the current year presentation.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)EXHIBITS:

    11 Statement Re: Computation of earnings per common and common equivalent share for the three months ended March 31, 1996 and 1995.

    27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Retrieval and Analysis ("EDGAR") system).

  (b)REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VENCOR, INC.

Date: May 15, 1996                               /s/ W. Bruce Lunsford
- ------------------                         ----------------------------------
                                                    W. Bruce Lunsford
                                            Chairman of the Board, President
                                               and Chief Executive Officer


Date: May 15, 1996                               /s/ W. Earl Reed, III
- ------------------                         ----------------------------------
                                                    W. Earl Reed, III
                                           Executive Vice President and Chief
                                              Financial Officer (Principal
                                                   Financial Officer)