Form 10-Q
period 1996-06-30
VENCOR INC
filed 1996-07-25
CIK 740260

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO      .
                                               -----    -----
                        COMMISSION FILE NUMBER 1-10989

                                 VENCOR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                61-1055020
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

         3300 PROVIDIAN CENTER
        400 WEST MARKET STREET
            LOUISVILLE, KY                              40202
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (502) 596-7300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                    ----   ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS OF COMMON STOCK                       OUTSTANDING AT JUNE 30, 1996
         ---------------------------                  --------------------------------
        Common stock, $.25 par value                         70,398,961 shares

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    1 of 16

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                          PAGE
                                                                          ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Consolidated Statement of Income--for the quarter
           and six months ended June 30, 1996 and 1995..................    3
          Condensed Consolidated Balance Sheet--June 30, 1996 and
           December 31, 1995............................................    4
          Condensed Consolidated Statement of Cash Flows--for the six
           months ended June 30, 1996 and 1995..........................    5
          Notes to Condensed Consolidated Financial Statements..........    6
          Management's Discussion and Analysis of Financial Condition
 Item 2.   and Results of Operations....................................   10

 PART II. OTHER INFORMATION
 Item 4.  Submission of Matters to a Vote of Security Holders...........   15
 Item 6.  Exhibits and Reports on Form 8-K..............................   15

                                  VENCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        QUARTER             SIX MONTHS
                                   ------------------  ----------------------
                                     1996      1995       1996        1995
                                   --------  --------  ----------  ----------
Revenues.......................... $634,554  $578,314  $1,260,891  $1,130,492
                                   --------  --------  ----------  ----------
Salaries, wages and benefits......  366,705   330,455     739,023     652,261
Supplies..........................   53,999    46,882     105,761      90,398
Rent..............................   19,102    19,771      38,269      39,350
Other operating expenses..........  110,873   104,635     215,374     203,882
Depreciation and amortization.....   24,846    22,507      49,639      43,677
Interest expense..................   12,141    17,171      24,621      32,629
Investment income.................   (3,300)   (3,548)     (6,878)     (6,728)
Non-recurring transactions........        -     5,555           -       5,555
                                   --------  --------  ----------  ----------
                                    584,366   543,428   1,165,809   1,061,024
                                   --------  --------  ----------  ----------
Income from operations before
 income taxes.....................   50,188    34,886      95,082      69,468
Provision for income taxes........   19,323    13,799      36,607      27,209
                                   --------  --------  ----------  ----------
Income from operations............   30,865    21,087      58,475      42,259
Extraordinary loss on
 extinguishment of debt, net of
 income tax benefit...............        -    (2,725)          -      (2,791)
                                   --------  --------  ----------  ----------
   Net income.....................   30,865    18,362      58,475      39,468
Preferred stock dividend
 requirements.....................        -    (1,795)          -      (3,588)
                                   --------  --------  ----------  ----------
   Income available to common
    stockholders.................. $ 30,865  $ 16,567  $   58,475  $   35,880
                                   ========  ========  ==========  ==========
Earnings per common and common
 equivalent share:
 Primary:
  Income from operations.......... $    .43  $    .32  $      .82  $      .65
  Extraordinary loss on
   extinguishment of debt.........        -      (.05)          -        (.05)
                                   --------  --------  ----------  ----------
   Net income..................... $    .43  $    .27  $      .82  $      .60
                                   ========  ========  ==========  ==========
 Fully diluted:
  Income from operations.......... $    .43  $    .30  $      .82  $      .61
  Extraordinary loss on
   extinguishment of debt.........        -      (.04)          -        (.04)
                                   --------  --------  ----------  ----------
   Net income..................... $    .43  $    .26  $      .82  $      .57
                                   ========  ========  ==========  ==========
Shares used in computing earnings
 per common and common equivalent
 share:
 Primary..........................   71,373    60,673      71,415      59,785
 Fully diluted....................   71,373    72,454      71,415      71,597

                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1996         1995
                                                       ----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents............................ $   54,362   $   35,182
 Accounts and notes receivable less allowance for loss
  of $18,504-- June 30 and $16,785--December 31.......    382,677      360,147
 Inventories..........................................     25,423       24,862
 Income taxes.........................................     50,179       77,997
 Other................................................     25,143       26,491
                                                       ----------   ----------
                                                          537,784      524,679

Property and equipment, at cost.......................  1,611,073    1,552,293
Accumulated depreciation..............................   (405,281)    (362,199)
                                                       ----------   ----------
                                                        1,205,792    1,190,094
Notes receivable less allowance for loss of $15,700--
 June 30 and $15,305--December 31.....................     55,984       78,090
Intangible assets less accumulated amortization of
 $26,122--June 30 and $22,149--December 31............     44,894       42,580
Other.................................................     73,661       77,011
                                                       ----------   ----------
                                                       $1,918,115   $1,912,454
                                                       ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................... $  104,773   $   99,887
 Salaries, wages and other compensation...............     99,148       99,937
 Other accrued liabilities............................     67,664       75,617
 Long-term debt due within one year...................     31,045        9,572
                                                       ----------   ----------
                                                          302,630      285,013

Long-term debt........................................    699,868      778,100
Deferred credits and other liabilities................     77,961       77,277

Stockholders' equity:
 Common stock, $.25 par value; authorized 180,000
  shares; issued 72,306 shares--June 30 and
  72,158 shares--December 31..........................     18,077       18,040
 Capital in excess of par value.......................    690,006      684,377
 Retained earnings....................................    161,340      102,865
                                                       ----------   ----------
                                                          869,423      805,282
 Common treasury stock; 1,907 shares--June 30
  and 2,025 shares--December 31.......................    (31,767)     (33,218)
                                                       ----------   ----------
                                                          837,656      772,064
                                                       ----------   ----------
                                                       $1,918,115   $1,912,454
                                                       ==========   ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             1996      1995
                                                           --------  ---------
Cash flows from operating activities:
 Net income............................................... $ 58,475  $  39,468
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................   49,639     43,677
  Deferred income taxes...................................    2,671      2,211
  Extraordinary loss on extinguishment of debt............        -      4,528
  Other...................................................   11,430      8,412
  Changes in operating assets and liabilities:
   Accounts and notes receivable..........................  (26,458)   (37,458)
   Inventories and other assets...........................    1,332     (4,787)
   Accounts payable.......................................    5,151      8,211
   Other accrued liabilities..............................   14,786      1,733
                                                           --------  ---------
    Net cash provided by operating activities.............  117,026     65,995
                                                           --------  ---------
Cash flows from investing activities:
 Purchase of property and equipment.......................  (61,454)   (71,128)
 Acquisition of healthcare businesses and previously
  leased facilities.......................................   (5,182)   (38,116)
 Sale of assets...........................................    6,171        185
 Collection of notes receivable...........................   23,366      2,459
 Net change in investments................................     (532)   (19,863)
 Other....................................................   (3,895)    (3,697)
                                                           --------  ---------
    Net cash used in investing activities.................  (41,526)  (130,160)
                                                           --------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving lines of
  credit..................................................  (40,600)     8,500
 Issuance of long-term debt...............................    1,677     34,889
 Repayment of long-term debt..............................  (18,471)   (47,556)
 Public offering of common stock..........................        -     66,494
 Other issuances of common stock..........................      928        452
 Payment of dividends.....................................        -     (1,537)
 Other....................................................      146     (3,777)
                                                           --------  ---------
    Net cash provided by (used in) financing activities...  (56,320)    57,465
                                                           --------  ---------
Change in cash and cash equivalents.......................   19,180     (6,700)
Cash and cash equivalents at beginning of period..........   35,182     39,018
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 54,362  $  32,318
                                                           ========  =========
Supplemental information:
 Interest payments........................................ $ 24,704  $  30,402
 Income tax payments......................................    7,071     23,041

                            See accompanying notes.

                                 VENCOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Vencor, Inc. ("Vencor") operates an integrated network of healthcare services primarily focused on the needs of the elderly. At June 30, 1996, Vencor operated 37 hospitals, 310 nursing centers, a contract services business ("Vencare") which provides respiratory therapy, rehabilitation therapy and subacute medical services primarily to nursing centers, 53 retail and institutional pharmacy outlets and 23 independent and assisted living communities with 3,055 units.

  On September 28, 1995, Vencor consummated a merger with The Hillhaven Corporation ("Hillhaven") in a tax-free, stock-for-stock transaction (the "Hillhaven Merger"). See Note 5.

  Prior to its merger with Vencor, Hillhaven consummated a merger with Nationwide Care, Inc. ("Nationwide") on June 30, 1995 in a tax-free, stock-for-stock transaction (the "Nationwide Merger"). See Note 6.

NOTE 2--BASIS OF PRESENTATION

  The Hillhaven and Nationwide Mergers have been accounted for by the pooling-of-interests method. Accordingly, the accompanying condensed consolidated financial statements give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of Vencor for the year ended December 31, 1995 filed on Form 10-K with the Securities and Exchange Commission.

  The accompanying condensed consolidated financial statements have been prepared in accordance with Vencor's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as discussed in Note 7, all such adjustments are of a normal and recurring nature.

NOTE 3--REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of revenues by payor type follows (dollars in thousands):

                                          QUARTER             SIX MONTHS
                                     ------------------  ----------------------
                                       1996      1995       1996        1995
                                     --------  --------  ----------  ----------
Medicare............................ $204,755  $176,446  $  401,483  $  342,410
Medicaid............................  199,022   188,912     398,857     373,906
Private and other...................  241,939   213,806     479,954     415,371
                                     --------  --------  ----------  ----------
                                      645,716   579,164   1,280,294   1,131,687
Elimination.........................  (11,162)     (850)    (19,403)     (1,195)
                                     --------  --------  ----------  ----------
                                     $634,554  $578,314  $1,260,891  $1,130,492
                                     ========  ========  ==========  ==========

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 4--EARNINGS PER SHARE

  The computation of earnings per common and common equivalent share give retroactive effect to the Hillhaven and Nationwide Mergers and is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents (consisting primarily of stock options) and, in 1995, convertible debt securities.

NOTE 5--HILLHAVEN MERGER

  On September 27, 1995, the stockholders of both Vencor and Hillhaven approved the Hillhaven Merger, effective September 28, 1995. In connection with the Hillhaven Merger, each share of Hillhaven common stock was converted on a tax-free basis into 0.935 of a share of Vencor common stock, resulting in the issuance of approximately 31,651,000 Vencor common shares.

  The Hillhaven Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Hillhaven Merger and include the combined operations of Vencor and Hillhaven for all periods presented. A summary of the results of operations of the separate entities for the respective periods ended June 30, 1995 follows (dollars in thousands):

                                            NON-RECURRING
                          VENCOR  HILLHAVEN TRANSACTIONS  ELIMINATION CONSOLIDATED
                         -------- --------- ------------- ----------- ------------
Second quarter:
 Revenues............... $140,663 $438,501     $     -      $  (850)   $  578,314
 Income (loss) from
  operations............   10,813   13,960      (3,686)           -        21,087
 Net income (loss)......   10,813   11,235      (3,686)           -        18,362
Six months:
 Revenues............... $261,094 $870,593     $     -      $(1,195)   $1,130,492
 Income (loss) from
  operations............   19,961   25,984      (3,686)           -        42,259
 Net income (loss)......   19,961   23,193      (3,686)           -        39,468

NOTE 6--NATIONWIDE MERGER

  Prior to its merger with Vencor, Hillhaven completed the Nationwide Merger on June 30, 1995. In connection therewith, 4,675,000 shares of common stock (effected for the Hillhaven Merger exchange ratio) were issued in exchange for all of the outstanding shares of Nationwide.

  The Nationwide Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Nationwide Merger and include the combined operations of Hillhaven and Nationwide for all periods presented. A summary of the results of operations of the separate entities for the respective periods ended June 30, 1995 follows (dollars in thousands):

                                               NON-RECURRING
                          HILLHAVEN NATIONWIDE TRANSACTIONS  CONSOLIDATED
                          --------- ---------- ------------- ------------
Second quarter:
 Revenues................ $405,133   $33,368      $     -      $438,501
 Income (loss) from oper-
  ations.................   13,113       847       (3,686)       10,274
 Net income (loss).......   12,801    (1,566)      (3,686)        7,549
Six months:
 Revenues................ $803,793   $66,800      $     -      $870,593
 Income (loss) from oper-
  ations.................   23,837     2,147       (3,686)       22,298
 Net income (loss).......   23,459      (266)      (3,686)       19,507

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 7--NON-RECURRING TRANSACTIONS

  Operating results for the second quarter of 1995 include pretax charges of $5.5 million related primarily to the Nationwide Merger.

NOTE 8--PROPOSED INITIAL PUBLIC OFFERING

  On May 15, 1996, the Board of Directors authorized the establishment of a newly formed corporation, Atria Communities, Inc. ("Atria"), to operate Vencor's independent and assisted living business. As part of the transaction, Vencor intends to conduct an initial public offering of 5,000,000 shares of Atria common stock (the "IPO"), the net proceeds from which will be used primarily to finance the development and acquisition of additional assisted living communities. Upon consummation of the IPO, it is expected that Vencor will own 10,000,000 shares of Atria common stock.

  A registration statement on Form S-1 detailing the IPO was filed with the Securities and Exchange Commission on June 26, 1996. Significant agreements related to the IPO are discussed below.

 Credit Facility

  Concurrently with the consummation of the IPO, Atria expects to enter into a senior bank credit facility (the "Atria Credit Facility"), which will have a maturity of four years and may be extended at the option of the banks for an additional year. Although the terms of the Atria Credit Facility have not yet been finalized, it is presently expected to aggregate up to $200 million in revolving credits, including a letter of credit option not to exceed $70 million. It is anticipated that loans under the Atria Credit Facility will bear interest, at Atria's option, at either (i) a base rate based on PNC Bank's prime rate or the daily federal funds rate or (ii) a LIBOR rate. It is expected that obligations under the Atria Credit Facility will be secured by all of Atria's property, the capital stock of Atria's present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries. It is also contemplated that the Atria Credit Facility will contain various affirmative, negative and financial covenants. The Atria Credit Facility will be conditioned upon, among other things, consummation of the IPO (the net proceeds from which must aggregate at least $50 million), and Vencor's ownership of at least 63% of Atria's common stock upon consummation of the IPO and at least 30% thereafter.

 Agreements with Atria

  Atria and Vencor or its subsidiaries have or will enter into certain arrangements which will become effective on or before the completion of the IPO. The agreements are intended to facilitate an orderly transition of Atria from a division of Vencor to a separate publicly held entity which will be minimally disruptive to both Atria and Vencor. In addition to various agreements related to administrative support, shared services and real estate leases, significant agreements with Atria include:

    Guarantees--Vencor will guarantee for four years certain borrowings by Atria under the Atria Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter.

    Line of Credit--Certain subsidiaries of Atria will borrow up to $14.0 million from Vencor for a period of one year from the consummation of the IPO, at which time any amounts borrowed are then due. Interest will be payable quarterly at rates equal to prime plus 1.0%.

    Income Taxes--A tax sharing agreement will provide for risk-sharing arrangements in connection with various income tax related issues.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 8--PROPOSED INITIAL PUBLIC OFFERING (CONTINUED)

    Registration Rights--Atria has granted demand and piggyback registration rights to Vencor with respect to registration under the Securities Act of 1933 of Atria common stock owned by Vencor. Four demand registrations are permitted. Atria will pay the fees and expenses of two demand registrations and the piggyback registrations, while Vencor will pay all underwriting discounts and commissions. The registration rights expire five years from the completion of the IPO and are subject to certain conditions and limitations, including the right of underwriters of an offering to limit the number of shares owned by Vencor included in such registration.

    Liabilities and Indemnifications--Atria will assume all contractual liabilities relating to the assets transferred by Vencor to Atria.

NOTE 9--SUBSEQUENT EVENT

  In June 1996, Vencor announced its intention to repurchase up to 2,000,000 shares of its common stock. As of July 24, 1996, 1,177,800 shares had been repurchased at an aggregate cost of approximately $33.1 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

HILLHAVEN AND NATIONWIDE MERGERS

  The Hillhaven Merger was consummated on September 28, 1995. At the time of the Hillhaven Merger, Hillhaven operated 311 nursing centers, 56 retail and institutional pharmacies and 23 independent and assisted living communities with 3,122 units. Annualized revenues approximated $1.7 billion.

  Prior to its merger with Vencor, Hillhaven completed the Nationwide Merger on June 30, 1995. At the time of the Nationwide Merger, Nationwide operated 23 nursing centers containing 3,257 licensed beds and four independent and assisted living communities with 442 units. Annualized revenues approximated $125 million.

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

RESULTS OF OPERATIONS

  Vencor operates an integrated network of healthcare services focused primarily on the needs of the elderly through the operations of hospitals, nursing centers and ancillary services businesses which include Vencare, pharmacies, and independent and assisted living communities. A summary of revenues follows (dollars in thousands):

                              QUARTER                    SIX MONTHS
                         ------------------    %    ----------------------    %
                           1996      1995    CHANGE    1996        1995     CHANGE
                         --------  --------  ------ ----------  ----------  ------
Hospitals............... $138,612  $116,186   19.3  $  268,659  $  217,331   23.6
                         --------  --------         ----------  ----------
Nursing centers:
 Long-term care.........  266,105   261,370    1.8     529,235     522,515    1.3
 Subacute care and
  medical rehabilitation
  care..................  136,799   120,504   13.5     275,123     235,172   17.0
                         --------  --------         ----------  ----------
                          402,904   381,874    5.5     804,358     757,687    6.2
                         --------  --------         ----------  ----------
Ancillary services:
 Vencare................   45,010    27,015   66.6      90,625      47,804   89.6
 Pharmacies.............   46,855    42,674    9.8      92,227      86,294    6.9
 Independent and
  assisted living
  communities...........   12,335    11,415    8.1      24,425      22,571    8.2
                         --------  --------         ----------  ----------
                          104,200    81,104   28.5     207,277     156,669   32.3
                         --------  --------         ----------  ----------
Elimination.............  (11,162)     (850)           (19,403)     (1,195)
                         --------  --------         ----------  ----------
                         $634,554  $578,314    9.7  $1,260,891  $1,130,492   11.5
                         ========  ========         ==========  ==========

  Hospital revenue increases for the second quarter and six months ended June 30, 1996 resulted from the acquisition of facilities and growth in same-store patient days. Hospital patient days rose 19% to 148,313 in the second quarter of 1996 and 24% to 294,328 for the first six months of 1996 from the respective periods a year ago.

  As part of its integrated growth strategy, Vencor intends to expand its subacute medical and rehabilitation services provided in its nursing centers and reduce the percentage of patient days attributable to custodial patient care. Patient days related to subacute medical and rehabilitation services grew 20% to 493,103 in the second quarter and 22% to 996,610 in the six month period, while patient days related to custodial care declined 4% in the second quarter to 2,614,378 and 3% to 5,238,391 in the six month period. Revenues related to custodial care during both the second quarter and six months ended June 30, 1996 were adversely impacted by a decline in private pay patient days.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

  Growth in ancillary services revenues in both periods of 1996 was primarily attributable to the expansion of the Vencare contract services business, which provides respiratory and rehabilitation therapy services and subacute care primarily to nursing centers. The number of Vencare contracts grew from 1,703 at June 30, 1995 to 2,185 at June 30, 1996.

  Operating results for the second quarter last year include a non-recurring pretax charge of $5.5 million ($3.7 million net of tax or $.05 per fully diluted share) related to the Nationwide Merger. In addition, Vencor incurred an extraordinary loss of $2.7 million or $.04 per fully diluted share in connection with the refinancing of certain Nationwide long-term debt.

  Income from operations for the second quarter of 1996 totaled $30.9 million, up 46% from $21.1 million in the second quarter of 1995, and $58.5 million for the six month period, up 38% from $42.3 million in the same period a year ago. Excluding the effect of non-recurring transactions, income from operations increased 25% in the second quarter and 27% for the six month period. The improvement in both periods resulted primarily from (i) growth in hospital patient days, Vencare contracts and nursing center subacute volumes and (ii) reductions in interest expense resulting from refinancing activities and reductions of long-term debt.

  Upon consummation of the Hillhaven Merger, Vencor recorded certain pretax charges aggregating $128.4 million related primarily to merger transaction costs, employee benefit plans, consolidation and restructuring activities, and changes in nursing center accounting estimates. Management expects that the consolidation of duplicative corporate and operational functions will be substantially completed during the third quarter of 1996, and that dispositions of certain nursing center properties will be concluded in 1997.

LIQUIDITY

  Cash provided by operations totaled $117.0 million for the six months ended June 30, 1996 compared to $66.0 million for the same period of 1995. The increase was attributable to growth in net income, reductions in income tax payments and improved controls over collections of accounts receivable. Cash flows in excess of dividend payments and scheduled maturities of long-term debt were used to fund capital expenditures and prepay certain debt.

  As discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, Vencor intends to repurchase up to 2,000,000 shares of its common stock, primarily through the use of internally generated funds and proceeds from the collection of notes receivable.

  Since the consummation of the Hillhaven Merger, Vencor has maintained a $1 billion credit facility (the "Credit Facility"). At June 30, 1996, available borrowings under the Credit Facility approximated $340 million.

  Working capital totaled $235.2 million at June 30, 1996 compared to $239.7 million at December 31, 1995. Management believes that cash flows from operations and amounts available under the Credit Facility are sufficient to meet future expected liquidity needs.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $61.5 million in the first half of 1996 compared to $71.1 million for the same period of 1995. Planned capital expenditures in 1996 (excluding acquisitions) related to the improvement and expansion of existing properties and construction of new facilities are expected to approximate $175 million and include significant expenditures related to the expansion of Vencor's independent and assisted living operations. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At June 30, 1996, the estimated cost to complete and equip construction in progress approximated $50 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES (CONTINUED)

  Vencor also expended $5.2 million and $38.1 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during the six months ended June 30, 1996 and 1995, respectively. Management intends to acquire additional hospitals, nursing centers and related healthcare businesses in the future.

  Capital expenditures were financed primarily through internally generated funds and, in 1995, from the public offering of 2.2 million shares of common stock, the proceeds from which aggregated $66.5 million. Vencor intends to finance a substantial portion of its capital expenditures with internally generated funds, issuance of long-term debt and expected proceeds from the IPO. Sources of capital include available borrowings under the Credit Facility, public or private debt and equity.

  As discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, Vencor intends to conduct an initial public stock offering of a minority share of its independent and assisted living business. A registration statement on Form S-1 detailing the proposed transaction was filed with the Securities and Exchange Commission on June 26, 1996.

HEALTH CARE LEGISLATION

  Congress is currently considering various proposals which could reduce expenditures under certain government health and welfare programs, including Medicare and Medicaid. Management cannot predict whether such proposals will be adopted, or if adopted, what effect, if any, such proposals would have on its business.

  Medicare revenues as a percentage of total revenues were 31% and 30% for the six months ended June 30, 1996 and June 30, 1995, respectively, while Medicaid percentages of revenues approximated 31% and 33% for the respective periods.

OTHER INFORMATION

  Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. Resolution of such litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's liquidity, financial position or results of operations.

  The Credit Facility contains covenants which require maintenance of certain financial ratios and limit amounts of additional debt and purchases of common stock. Vencor was in substantial compliance with all such covenants at June 30, 1996.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     1995 QUARTERS                  1996 QUARTERS
                          --------------------------------------  ------------------
                           FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND
                          --------  --------  --------  --------  --------  --------
Revenues................  $552,178  $578,314  $575,339  $618,125  $626,337  $634,554
                          --------  --------  --------  --------  --------  --------
Salaries, wages and
 benefits...............   321,806   330,455   347,251   360,506   372,318   366,705
Supplies................    43,516    46,882    47,868    50,488    51,762    53,999
Rent....................    19,579    19,771    20,225    19,901    19,167    19,102
Other operating
 expenses...............    99,247   104,635   105,335   107,752   104,501   110,873
Depreciation and
 amortization...........    21,170    22,507    23,263    22,538    24,793    24,846
Interest expense........    15,458    17,171    15,169    13,120    12,480    12,141
Investment income.......    (3,180)   (3,548)   (3,304)   (3,412)   (3,578)   (3,300)
Non-recurring
 transactions...........         -     5,555   103,868         -         -         -
                          --------  --------  --------  --------  --------  --------
                           517,596   543,428   659,675   570,893   581,443   584,366
                          --------  --------  --------  --------  --------  --------
Income (loss) from
 operations before
 income taxes...........    34,582    34,886   (84,336)   47,232    44,894    50,188
Provision for income
 taxes..................    13,410    13,799   (21,449)   18,241    17,284    19,323
                          --------  --------  --------  --------  --------  --------
Income (loss) from
 operations.............    21,172    21,087   (62,887)   28,991    27,610    30,865
Extraordinary loss on
 extinguishment of debt,
 net of income taxes....       (66)   (2,725)  (19,196)   (1,265)        -         -
                          --------  --------  --------  --------  --------  --------
   Net income (loss)....    21,106    18,362   (82,083)   27,726    27,610    30,865
Preferred stock dividend
 requirements...........    (1,793)   (1,795)   (1,692)        -         -         -
Gain on redemption of
 preferred stock........         -         -    10,176         -         -         -
                          --------  --------  --------  --------  --------  --------
   Income (loss)
    available to common
    stockholders........  $ 19,313  $ 16,567  $(73,599) $ 27,726  $ 27,610  $ 30,865
                          ========  ========  ========  ========  ========  ========
Earnings (loss) per
 common and
 common equivalent
 share:
 Primary:
  Income (loss) from
   operations...........  $    .33  $    .32  $   (.91) $    .43  $    .39  $    .43
  Extraordinary loss on
   extinguishment of
   debt.................         -      (.05)     (.32)     (.02)        -         -
                          --------  --------  --------  --------  --------  --------
   Net income (loss)....  $    .33  $    .27  $  (1.23) $    .41  $    .39  $    .43
                          ========  ========  ========  ========  ========  ========
 Fully diluted:
  Income (loss) from
   operations...........  $    .31  $    .30  $   (.91) $    .41  $    .39  $    .43
  Extraordinary loss on
   extinguishment of
   debt.................         -      (.04)     (.32)     (.02)        -         -
                          --------  --------  --------  --------  --------  --------
   Net income (loss)....  $    .31  $    .26  $  (1.23) $    .39  $    .39  $    .43
                          ========  ========  ========  ========  ========  ========
Shares used in computing
 earnings (loss) per common and
 common equivalent share:
  Primary...............    58,981    60,673    60,011    68,270    71,455    71,373
  Fully diluted.........    70,826    72,454    60,011    71,547    71,455    71,373

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                         1995 QUARTERS                        1996 QUARTERS
                          ----------------------------------------------  ----------------------
                            FIRST       SECOND      THIRD       FOURTH      FIRST       SECOND
                          ----------  ----------  ----------  ----------  ----------  ----------
REVENUES (in thousands):
Hospitals...............  $  101,145  $  116,186  $  119,705  $  119,450  $  130,047  $  138,612
                          ----------  ----------  ----------  ----------  ----------  ----------
Nursing centers:
 Long-term care.........     261,145     261,370     271,274     279,624     263,130     266,105
 Subacute medical and
  rehabilitation care...     114,668     120,504     125,952     131,788     138,324     136,799
 Non-recurring
  transactions..........           -           -     (24,500)          -           -           -
                          ----------  ----------  ----------  ----------  ----------  ----------
                             375,813     381,874     372,726     411,412     401,454     402,904
                          ----------  ----------  ----------  ----------  ----------  ----------
Ancillary services:
 Vencare (a)............      20,789      27,015      33,067      39,075      45,615      45,010
 Pharmacies (a).........      43,620      42,674      40,773      41,700      45,372      46,855
 Independent and
  assisted living
  communities...........      11,156      11,415      11,648      12,152      12,090      12,335
                          ----------  ----------  ----------  ----------  ----------  ----------
                              75,565      81,104      85,488      92,927     103,077     104,200
                          ----------  ----------  ----------  ----------  ----------  ----------
Elimination.............        (345)       (850)     (2,580)     (5,664)     (8,241)    (11,162)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $  552,178  $  578,314  $  575,339  $  618,125  $  626,337  $  634,554
                          ==========  ==========  ==========  ==========  ==========  ==========
HOSPITAL DATA:
End of period data:
 Number of hospitals....          34          36          35          36          36          37
 Number of licensed
  beds..................       2,859       3,275       3,214       3,263       3,225       3,265
Revenue mix %:
 Medicare...............          58          57          57          58          57          60
 Medicaid...............          11          11          11          13          13          12
 Private and other......          31          32          32          29          30          28
Patient days:
 Medicare...............      74,742      80,236      79,282      79,749      94,087      95,680
 Medicaid...............      14,609      19,330      21,014      21,828      24,152      23,898
 Private and other......      23,814      25,120      24,179      25,709      27,776      28,735
                          ----------  ----------  ----------  ----------  ----------  ----------
                             113,165     124,686     124,475     127,286     146,015     148,313
                          ==========  ==========  ==========  ==========  ==========  ==========
NURSING CENTER DATA:
End of period data:
 Number of nursing
  centers...............         310         311         311         311         311         310
 Number of licensed
  beds..................      39,418      39,509      39,513      39,480      39,510      39,378
Revenue mix %:
 Medicare...............          28          28          24          28          30          30
 Medicaid...............          44          44          47          44          43          43
 Private and other......          28          28          29          28          27          27
Patient days:
 Long-term care.........   2,700,250   2,710,176   2,758,760   2,700,914   2,624,013   2,614,378
 Subacute medical and
  rehabilitation care...     402,261     412,250     419,499     465,490     503,507     493,103
                          ----------  ----------  ----------  ----------  ----------  ----------
                           3,102,511   3,122,426   3,178,259   3,166,404   3,127,520   3,107,481
                          ==========  ==========  ==========  ==========  ==========  ==========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare
  contracts.............       1,093       1,703       1,917       2,008       2,133       2,185
 Number of pharmacy
  outlets...............          57          55          56          55          54          53
 Number of independent
  and assisted living
  communities...........          23          23          23          23          23          23
 Number of independent
  and
  assisted living
  units.................       3,122       3,122       3,122       3,122       3,090       3,055

- --------
(a) Prior year rehabilitation therapy revenues have been reclassified to conform with the current year presentation.

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Vencor's Annual Meeting of Stockholders was held on May 15, 1996 in Louisville, Kentucky. At the meeting, stockholders elected a Board of ten directors pursuant to the following votes:

       DIRECTOR                                    VOTES IN FAVOR VOTES WITHHELD
       --------                                    -------------- --------------
       William C. Ballard Jr. ....................   52,037,480      170,003
       Michael R. Barr............................   52,034,376      173,107
       Walter F. Beran............................   52,041,209      166,274
       Donna R. Ecton.............................   52,045,311      162,172
       Greg D. Hudson.............................   52,038,844      168,639
       William H. Lomicka.........................   52,050,088      157,395
       W. Bruce Lunsford..........................   52,035,743      171,740
       W. Earl Reed, III..........................   52,035,881      171,602
       R. Gene Smith..............................   52,037,899      169,584
       Jack O. Vance..............................   52,034,095      173,388

  Stockholders also approved amendments to the 1987 Incentive Compensation Program by the following vote: 51,483,502 in favor, 487,720 against and 227,803 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS:

     11 Statement Re: Computation of earnings per common and common equivalent share for the quarter and six months ended June 30, 1996 and 1995.
     27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis and Retrieval ("EDGAR") system).

  (B) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENCOR, INC.

Date: July 25, 1996                               /s/ W. Bruce Lunsford
                                          _____________________________________
                                                    W. Bruce Lunsford
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

Date: July 25, 1996                               /s/ W. Earl Reed, III
                                          _____________________________________
                                                    W. Earl Reed, III
                                           Executive Vice President and Chief
                                              Financial Officer (Principal
                                                   Financial Officer)