Form 10-Q
period 1996-09-30
VENCOR INC
filed 1996-10-24
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS OF COMMON STOCK                    OUTSTANDING AT SEPTEMBER 30, 1996
         ---------------------------                 ---------------------------------
        Common stock, $.25 par value                         69,158,681 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    1 of 18

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Consolidated Statement of Operations--for the quarter
           and nine months ended September 30, 1996 and 1995..............    3
          Condensed Consolidated Balance Sheet--September 30, 1996 and
           December 31, 1995..............................................    4
          Condensed Consolidated Statement of Cash Flows--for the nine months ended
           September 30, 1996 and 1995....................................    5
          Notes to Condensed Consolidated Financial Statements............    6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   10

 PART II. OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K................................   18

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        QUARTER             NINE MONTHS
                                   ------------------  ----------------------
                                     1996      1995       1996        1995
                                   --------  --------  ----------  ----------
Revenues.......................... $650,551  $575,339  $1,911,442  $1,705,831
                                   --------  --------  ----------  ----------
Salaries, wages and benefits......  372,524   347,251   1,111,547     999,512
Supplies..........................   54,409    47,868     160,170     138,266
Rent..............................   19,681    20,225      57,950      59,575
Other operating expenses..........  115,833   105,335     331,207     309,217
Depreciation and amortization.....   24,787    23,263      74,426      66,940
Interest expense..................   11,884    15,169      36,505      47,798
Investment income.................   (3,132)   (3,304)    (10,010)    (10,032)
Non-recurring transactions........        -   103,868           -     109,423
                                   --------  --------  ----------  ----------
                                    595,986   659,675   1,761,795   1,720,699
                                   --------  --------  ----------  ----------
Income (loss) from operations be-
 fore income taxes................   54,565   (84,336)    149,647     (14,868)
Provision for income taxes........   21,007   (21,449)     57,614       5,760
                                   --------  --------  ----------  ----------
Income (loss) from operations.....   33,558   (62,887)     92,033     (20,628)
Extraordinary loss on
 extinguishment of debt, net of
 income tax benefit...............        -   (19,196)          -     (21,987)
                                   --------  --------  ----------  ----------
   Net income (loss)..............   33,558   (82,083)     92,033     (42,615)
Preferred stock dividend require-
 ments............................        -    (1,692)          -      (5,280)
Gain on redemption of preferred
 stock............................        -    10,176           -      10,176
                                   --------  --------  ----------  ----------
   Income (loss) available to com-
    mon stockholders.............. $ 33,558  $(73,599) $   92,033  $  (37,719)
                                   ========  ========  ==========  ==========
Earnings (loss) per common and
 common equivalent share:
 Primary:
  Income (loss) from operations... $    .48  $   (.91) $     1.30  $     (.27)
  Extraordinary loss on
   extinguishment of debt.........        -      (.32)          -        (.37)
                                   --------  --------  ----------  ----------
   Net income (loss).............. $    .48  $  (1.23) $     1.30  $     (.64)
                                   ========  ========  ==========  ==========
 Fully diluted:
  Income (loss) from operations... $    .48  $   (.91) $     1.30  $     (.27)
  Extraordinary loss on
   extinguishment of debt.........        -      (.32)          -        (.37)
                                   --------  --------  ----------  ----------
   Net income (loss).............. $    .48  $  (1.23) $     1.30  $     (.64)
                                   ========  ========  ==========  ==========
Shares used in computing earnings
 (loss) per common
 and common equivalent share:
 Primary..........................   70,028    60,011      70,800      59,139
 Fully diluted....................   70,028    60,011      70,800      59,139

                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $  143,984    $   35,182
 Accounts and notes receivable less allowance for
  loss of
  $20,066--September 30 and $16,785--December 31....     392,426       360,147
 Inventories........................................      26,668        24,862
 Income taxes.......................................      52,697        77,997
 Other..............................................      25,818        26,491
                                                      ----------    ----------
                                                         641,593       524,679
Property and equipment, at cost.....................   1,645,622     1,552,293
Accumulated depreciation............................    (422,824)     (362,199)
                                                      ----------    ----------
                                                       1,222,798     1,190,094
Notes receivable less allowance for loss of
 $12,168--September 30 and
 $15,305--December 31...............................      23,343        78,090
Intangible assets less accumulated amortization of
 $27,453--September 30
 and $22,149--December 31...........................      51,293        42,580
Other...............................................      68,166        77,011
                                                      ----------    ----------
                                                      $2,007,193    $1,912,454
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................  $  114,454    $   99,887
 Salaries, wages and other compensation.............      95,437        99,937
 Other accrued liabilities..........................      63,063        75,617
 Long-term debt due within one year.................      51,822         9,572
                                                      ----------    ----------
                                                         324,776       285,013
Long-term debt......................................     720,527       778,100
Deferred credits and other liabilities..............      76,222        75,573
Minority interests in equity of consolidated enti-
 ties...............................................      55,720         1,704
Stockholders' equity:
 Common stock, $.25 par value; authorized 180,000
  shares;
  issued 72,552 shares--September 30 and 72,158
  shares--December 31...............................      18,138        18,040
 Capital in excess of par value.....................     691,566       684,377
 Retained earnings..................................     194,898       102,865
                                                      ----------    ----------
                                                         904,602       805,282
 Common treasury stock; 3,393 shares--September 30
  and
  2,025 shares--December 31.........................     (74,654)      (33,218)
                                                      ----------    ----------
                                                         829,948       772,064
                                                      ----------    ----------
                                                      $2,007,193    $1,912,454
                                                      ==========    ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             1996      1995
                                                           --------  ---------
Cash flows from operating activities:
 Net income (loss)........................................ $ 92,033  $ (42,615)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...........................   74,426     66,940
  Deferred income taxes...................................      651    (20,030)
  Extraordinary loss on extinguishment of debt............        -     35,058
  Non-recurring transactions..............................        -    114,311
  Other...................................................    8,809     13,867
  Changes in operating assets and liabilities:
   Accounts and notes receivable..........................  (40,364)   (63,132)
   Inventories and other assets...........................    2,020     (2,367)
   Accounts payable.......................................   14,634     15,673
   Other accrued liabilities..............................   13,196     (3,144)
                                                           --------  ---------
    Net cash provided by operating activities.............  165,405    114,561
                                                           --------  ---------
Cash flows from investing activities:
 Purchase of property and equipment.......................  (85,437)  (102,271)
 Acquisition of healthcare businesses and previously
  leased facilities.......................................  (26,236)   (45,257)
 Sale of assets...........................................    9,103        674
 Collection of notes receivable...........................   54,589      2,870
 Net change in investments................................     (445)       160
 Other....................................................   (1,590)    (6,849)
                                                           --------  ---------
    Net cash used in investing activities.................  (50,016)  (150,673)
                                                           --------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving lines of cred-
  it......................................................    1,000     68,750
 Issuance of long-term debt...............................    7,865    656,421
 Repayment of long-term debt..............................  (24,377)  (610,029)
 Payment of deferred financing costs......................   (1,816)         -
 Public offering of common stock..........................   53,089     66,494
 Other issuances of common stock..........................    1,379      6,588
 Repurchase of common stock...............................  (43,681)         -
 Redemption of preferred stock............................        -    (91,268)
 Payment of dividends.....................................        -     (2,779)
 Other....................................................      (46)   (20,211)
                                                           --------  ---------
    Net cash provided by (used in) financing activities...   (6,587)    73,966
                                                           --------  ---------
Change in cash and cash equivalents.......................  108,802     37,854
Cash and cash equivalents at beginning of period..........   35,182     39,018
                                                           --------  ---------
Cash and cash equivalents at end of period................ $143,984  $  76,872
                                                           ========  =========
Supplemental information:
 Interest payments........................................ $ 38,692  $  50,813
 Income tax payments......................................   23,553     61,878

                            See accompanying notes.

                                 VENCOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Vencor, Inc. ("Vencor") operates an integrated network of healthcare services primarily focused on the needs of the elderly. At September 30, 1996, Vencor operated 37 hospitals, 313 nursing centers, a contract services business ("Vencare") which provides respiratory therapy, rehabilitation therapy and subacute medical services primarily to nursing centers, 51 retail and institutional pharmacy outlets and 22 independent and assisted living communities with 3,022 units.

  On September 28, 1995, Vencor consummated a merger with The Hillhaven Corporation ("Hillhaven") in a tax-free, stock-for-stock transaction (the "Hillhaven Merger"). See Note 5.

  Prior to its merger with Vencor, Hillhaven consummated a merger with Nationwide Care, Inc. ("Nationwide") on June 30, 1995 in a tax-free, stock-for-stock transaction (the "Nationwide Merger"). See Note 6.

  In the third quarter of 1996, Vencor completed an initial public offering related to its independent and assisted living business through the issuance of 5,750,000 common shares of Atria Communities, Inc. ("Atria") (the "IPO"). See Note 7.

NOTE 2--BASIS OF PRESENTATION

  The Hillhaven and Nationwide Mergers have been accounted for by the pooling-of-interests method. Accordingly, the accompanying condensed consolidated financial statements give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented.

  In connection with the IPO, Vencor retained a controlling interest in Atria. Accordingly, the accounts of Atria continue to be consolidated with those of Vencor, and management has recorded minority interests in the earnings and equity of Atria since consummation of the IPO.

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

  The accompanying condensed consolidated financial statements have been prepared in accordance with Vencor's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as discussed in Note 8, all such adjustments are of a normal and recurring nature.

NOTE 3--REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3--REVENUES (CONTINUED)

  A summary of revenues by payor type follows (dollars in thousands):

                                          QUARTER             NINE MONTHS
                                     ------------------  ----------------------
                                       1996      1995       1996        1995
                                     --------  --------  ----------  ----------
Medicare............................ $206,270  $158,149  $  607,753  $  500,559
Medicaid............................  212,978   198,563     611,835     572,469
Private and other...................  243,080   221,207     723,034     636,578
                                     --------  --------  ----------  ----------
                                      662,328   577,919   1,942,622   1,709,606
Elimination.........................  (11,777)   (2,580)    (31,180)     (3,775)
                                     --------  --------  ----------  ----------
                                     $650,551  $575,339  $1,911,442  $1,705,831
                                     ========  ========  ==========  ==========

NOTE 4--EARNINGS PER SHARE

  The computation of earnings per common and common equivalent share give retroactive effect to the Hillhaven and Nationwide Mergers and is based upon the weighted average number of common shares outstanding. In addition, the 1996 computations also include the dilutive effect of common stock equivalents consisting primarily of stock options.

NOTE 5--HILLHAVEN MERGER

  On September 27, 1995, the stockholders of both Vencor and Hillhaven approved the Hillhaven Merger, effective on September 28, 1995. In connection with the Hillhaven Merger, each share of Hillhaven common stock was converted on a tax-free basis into 0.935 of a share of Vencor common stock, resulting in the issuance of approximately 31,651,000 Vencor common shares.

  The Hillhaven Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Hillhaven Merger and include the combined operations of Vencor and Hillhaven for all periods presented. A summary of the results of operations of the separate entities for the respective periods ended September 30, 1995 follows (dollars in thousands):

                                              NON-RECURRING
                          VENCOR  HILLHAVEN   TRANSACTIONS  ELIMINATION CONSOLIDATED
                         -------- ----------  ------------- ----------- ------------
Third quarter:
 Revenues............... $150,139 $  452,280    $(24,500)     $(2,580)   $  575,339
 Income (loss) from op-
  erations..............   11,605     15,383     (89,875)           -       (62,887)
 Net income (loss)......   10,750     (2,958)    (89,875)           -       (82,083)
Nine months:
 Revenues............... $411,233 $1,322,873    $(24,500)     $(3,775)   $1,705,831
 Income (loss) from op-
  erations..............   31,566     41,367     (93,561)           -       (20,628)
 Net income (loss)......   30,711     20,235     (93,561)           -       (42,615)

NOTE 6--NATIONWIDE MERGER

  Prior to its merger with Vencor, Hillhaven completed the Nationwide Merger on June 30, 1995. In connection therewith, 4,675,000 shares of common stock (effected for the Hillhaven Merger exchange ratio) were issued in exchange for all of the outstanding shares of Nationwide.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6--NATIONWIDE MERGER (CONTINUED)

  The Nationwide Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Nationwide Merger and include the combined operations of Hillhaven and Nationwide for all periods presented. A summary of the results of operations of the separate entities for the six months ended June 30, 1995 follows (dollars in thousands):

                                               NON-RECURRING
                          HILLHAVEN NATIONWIDE TRANSACTIONS  CONSOLIDATED
                          --------- ---------- ------------- ------------
Revenues................  $803,793   $66,800      $     -      $870,593
Income (loss) from oper-
 ations.................    23,837     2,147       (3,686)       22,298
Net income (loss).......    23,459      (266)      (3,686)       19,507

NOTE 7--INITIAL PUBLIC OFFERING

  In the third quarter of 1996, Vencor completed the IPO, the net proceeds from which aggregated approximately $53.1 million. At September 30, 1996, Vencor owned 10,000,000 shares, or 63.1%, of Atria common stock. Significant agreements related to the IPO are discussed below.

 Credit Facility

  Concurrently with the consummation of the IPO, Atria entered into a bank credit facility (the "Atria Credit Facility"), which will mature in four years and may be extended at the option of the banks for an additional year. The Atria Credit Facility aggregates up to $200 million, including a letter of credit option not to exceed $70 million. Loans under the Atria Credit Facility will bear interest, at Atria's option, at either (i) a base rate based on PNC Bank's prime rate or the daily federal funds rate or (ii) a LIBOR rate, plus an additional percentage based on certain leverage ratios. The obligations under the Atria Credit Facility are secured by substantially all of Atria's property, the capital stock of Atria's present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries. The Atria Credit Facility is conditioned upon, among other things, Vencor's ownership of at least 30% of Atria's common stock.

 Agreements with Atria

  Atria and Vencor or its subsidiaries have entered into certain arrangements which are intended to facilitate an orderly transition of Atria from a division of Vencor to a separate publicly held entity which will be minimally disruptive to both Atria and Vencor. In addition to various agreements related to administrative support, shared services and real estate leases, significant agreements with Atria include:

    Guarantees--Vencor will guarantee for four years certain borrowings by Atria under the Atria Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter.

    Income Taxes--A tax sharing agreement provides for risk-sharing arrangements in connection with various income tax related issues.

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

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7--INITIAL PUBLIC OFFERING (CONTINUED)

    Liabilities and Indemnifications--Atria has agreed to assume all contractual liabilities relating to the assets transferred by Vencor to Atria.

NOTE 8--NON-RECURRING TRANSACTIONS

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

NOTE 9--STOCK REPURCHASE PROGRAM

  In June 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of Vencor common stock. During the third quarter of 1996, Vencor repurchased 1,550,000 shares at an aggregate cost of approximately $43.7 million.

  Subsequent to September 30, 1996, Vencor repurchased an additional 301,600 shares at an aggregate cost of approximately $8.8 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

SIGNIFICANT TRANSACTIONS

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

  In the third quarter of 1996, Vencor retained approximately 63% of its interest in Atria upon consummation of the IPO. For accounting purposes, the accounts of Atria continue to be consolidated with those of Vencor and management has recorded minority interests in the earnings and equity of Atria since consummation of the IPO.

RESULTS OF OPERATIONS

  Vencor operates an integrated network of healthcare services focused primarily on the needs of the elderly through the operation of hospitals, nursing centers and ancillary services businesses which include Vencare, pharmacies, and independent and assisted living communities. A summary of revenues follows (dollars in thousands):

                              QUARTER                    NINE MONTHS
                         ------------------    %    ----------------------    %
                           1996      1995    CHANGE    1996        1995     CHANGE
                         --------  --------  ------ ----------  ----------  ------
Hospitals............... $144,228  $119,705   20.5  $  412,887  $  337,036   22.5
                         --------  --------         ----------  ----------
Nursing centers:
 Long-term care.........  273,389   265,951    2.8     790,714     779,717    1.4
 Subacute care .........  138,564   125,952   10.0     413,687     361,124   14.6
                         --------  --------         ----------  ----------
                          411,953   391,903    5.1   1,204,401   1,140,841    5.6
 Non-recurring
  transactions..........        -   (24,500)                 -     (24,500)
                         --------  --------         ----------  ----------
                          411,953   367,403   12.1   1,204,401   1,116,341    7.9
                         --------  --------         ----------  ----------
Ancillary services:
 Vencare................   50,414    37,860   33.2     156,716      93,720   67.2
 Pharmacies.............   42,695    40,773    4.7     130,132     127,067    2.4
 Independent and
  assisted living
  communities...........   13,038    12,178    7.1      38,486      35,442    8.6
                         --------  --------         ----------  ----------
                          106,147    90,811   16.9     325,334     256,229   27.0
                         --------  --------         ----------  ----------
Elimination.............  (11,777)   (2,580)           (31,180)     (3,775)
                         --------  --------         ----------  ----------
                         $650,551  $575,339   13.1  $1,911,442  $1,705,831   12.1
                         ========  ========         ==========  ==========

  Hospital revenue increases for the third quarter and nine months ended September 30, 1996 resulted from the acquisition of facilities and growth in same-store patient days. Hospital patient days rose 16% to 144,220 in

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

the third quarter of 1996 and 21% to 438,548 for the first nine months of 1996 from the respective periods a year ago.

  As part of its integrated growth strategy, Vencor intends to expand its subacute medical and rehabilitation services provided in its nursing centers and reduce the percentage of patient days attributable to custodial patient care. Patient days related to subacute care grew 14% to 478,448 in the third quarter and 20% to 1,475,058 in the nine month period, while patient days related to custodial care declined 2% in the third quarter to 2,693,457 and 3% to 7,931,848 in the nine month period. Revenues related to custodial care during both the third quarter and nine months ended September 30, 1996 were adversely impacted by a decline in private pay patient days.

  Growth in ancillary services revenues in both periods of 1996 was primarily attributable to the expansion of the Vencare contract services business, which provides respiratory and rehabilitation therapy services and subacute care primarily to nursing centers.

  Income from operations totaled $33.6 million and $92.0 million in the third quarter and nine months ended September 30, 1996, compared to losses of $82.1 million and $42.6 million during the same periods of 1995. Excluding the effect of non-recurring transactions, income from operations increased 24% in the third quarter and 26% for the nine month period. The improvement in both periods resulted primarily from (i) growth in hospital patient days, Vencare contracts and nursing center subacute volumes and (ii) reductions in interest expense resulting from refinancing activities and reductions of long-term debt.

  Upon consummation of the Hillhaven Merger, Vencor recorded certain pretax charges aggregating $128.4 million related primarily to merger transaction costs, employee benefit plans, consolidation and restructuring activities, and changes in nursing center accounting estimates. The consolidation of duplicative corporate and operational functions was substantially completed during the third quarter of 1996, and management expects that dispositions of certain nursing center properties will be concluded in 1997.

LIQUIDITY

  Cash provided by operations totaled $165.4 million for the nine months ended September 30, 1996 compared to $114.6 million for the same period of 1995. The increase was attributable to growth in net income, reductions in income tax payments and improved controls over collections of accounts receivable.

  Net cash used in investing activities totaled $50.0 million and $150.7 million for the nine months ended September 30, 1996 and 1995, respectively. Vencor's investing activities included capital expenditures related to the development and acquisition of new facilities and expansion of existing operations totaling $111.6 million and $147.6 million for the respective periods. In addition, Vencor substantially reduced its notes receivable portfolio in 1996 through the collection of $54.6 million.

  Net cash used in financing activities totaled $6.6 million in the first nine months of 1996, while net cash provided by financing activities totaled $74.0 million for the same period of 1995. Net cash used in financing activities in 1996 includes net reductions of long-term debt of $15.5 million, proceeds from the Atria IPO of $53.1 million and the repurchase of 1,550,000 shares of Vencor common stock at an aggregate cost of $43.7 million. Net cash provided by financing activities in 1995 includes a net increase in long-term debt of $115.1 million, proceeds of $66.5 million from the public offering of 2,200,000 shares of Vencor common stock, and payments of $91.3 million related to the redemption of all outstanding preferred stock in connection with the Hillhaven Merger.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY (CONTINUED)

  Since the consummation of the Hillhaven Merger, Vencor has maintained a $1 billion bank credit facility (the "Vencor Credit Facility"). At September 30, 1996, available borrowings under the Vencor Credit Facility approximated $350 million. Following completion of the IPO, Atria consummated the Atria Credit Facility in the aggregate amount of $200 million to finance its expansion and development program. At September 30, 1996, amounts available under the Atria Credit Facility approximated $135 million.

  Working capital totaled $316.8 million at September 30, 1996 compared to $239.7 million at December 31, 1995. Cash and cash equivalents at September 30, 1996 includes $65.3 million related to Atria, a substantial portion of which will be used to finance Atria's expansion and development program, and approximately $28.1 million of proceeds from notes receivable which were collected on the last day of the quarter. Management believes that cash flows from operations and amounts available under the bank credit agreements are sufficient to meet future expected liquidity needs.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $85.4 million in the first nine months of 1996 compared to $102.3 million for the same period of 1995. Planned capital expenditures in 1996 (excluding acquisitions) related to the improvement and expansion of existing properties and construction of new facilities are expected to approximate $140 million and include significant expenditures related to the expansion of the independent and assisted living business. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At September 30, 1996, the estimated cost to complete and equip construction in progress approximated $60 million.

  Vencor also expended $26.2 million and $45.3 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during the nine months ended September 30, 1996 and 1995, respectively. Management intends to acquire additional hospitals, nursing centers and related healthcare businesses in the future.

  Capital expenditures were financed primarily through internally generated funds and, in 1995, from the public offering of 2,200,000 shares of Vencor common stock, the proceeds from which aggregated $66.5 million. Vencor intends to finance a substantial portion of its capital expenditures with internally generated funds, issuance of long-term debt and, with respect to Atria, proceeds from the IPO. Sources of capital include available borrowings under existing bank credit agreements, public or private debt and equity.

HEALTH CARE LEGISLATION

  Congress is currently considering various proposals which could reduce expenditures under certain government health and welfare programs, including Medicare and Medicaid. Management cannot predict whether such proposals will be adopted, or if adopted, what effect, if any, such proposals would have on its business.

  Medicare revenues as a percentage of total revenues were 31% and 29% for the nine months ended September 30, 1996 and September 30, 1995, respectively, while Medicaid percentages of revenues approximated 31% and 33% for the respective periods.

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

  The Vencor Credit Facility and the Atria Credit Facility contain covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt, capital expenditures and purchases of common stock. Vencor was in substantial compliance with all such covenants at September 30, 1996.

  In connection with the Atria Credit Facility, Vencor will guarantee for four years certain borrowings by Atria in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            1996 QUARTERS
                                      ----------------------------
                                       FIRST     SECOND    THIRD    NINE MONTHS
                                      --------  --------  --------  -----------
Revenues............................  $626,337  $634,554  $650,551  $1,911,442
                                      --------  --------  --------  ----------
Salaries, wages and benefits........   372,318   366,705   372,524   1,111,547
Supplies............................    51,762    53,999    54,409     160,170
Rent................................    19,167    19,102    19,681      57,950
Other operating expenses............   104,501   110,873   115,833     331,207
Depreciation and amortization.......    24,793    24,846    24,787      74,426
Interest expense....................    12,480    12,141    11,884      36,505
Investment income...................    (3,578)   (3,300)   (3,132)    (10,010)
                                      --------  --------  --------  ----------
                                       581,443   584,366   595,986   1,761,795
                                      --------  --------  --------  ----------
Income from operations before income
 taxes..............................    44,894    50,188    54,565     149,647
Provision for income taxes..........    17,284    19,323    21,007      57,614
                                      --------  --------  --------  ----------
    Net income......................  $ 27,610  $ 30,865  $ 33,558  $   92,033
                                      ========  ========  ========  ==========
Earnings per common and common
 equivalent share:
 Primary............................  $    .39  $    .43  $    .48  $     1.30
 Fully diluted......................  $    .39  $    .43  $    .48  $     1.30
Shares used in computing earnings
 per common and common equivalent
 share:
 Primary............................    71,455    71,373    70,028      70,800
 Fully diluted......................    71,455    71,373    70,028      70,800

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       1995 QUARTERS
                            --------------------------------------
                             FIRST     SECOND    THIRD     FOURTH      YEAR
                            --------  --------  --------  --------  ----------
Revenues..................  $552,178  $578,314  $575,339  $618,125  $2,323,956
                            --------  --------  --------  --------  ----------
Salaries, wages and
 benefits.................   321,806   330,455   347,251   360,506   1,360,018
Supplies..................    43,516    46,882    47,868    50,488     188,754
Rent......................    19,579    19,771    20,225    19,901      79,476
Other operating expenses..    99,247   104,635   105,335   107,752     416,969
Depreciation and
 amortization.............    21,170    22,507    23,263    22,538      89,478
Interest expense..........    15,458    17,171    15,169    13,120      60,918
Investment income.........    (3,180)   (3,548)   (3,304)   (3,412)    (13,444)
Non-recurring
 transactions.............         -     5,555   103,868         -     109,423
                            --------  --------  --------  --------  ----------
                             517,596   543,428   659,675   570,893   2,291,592
                            --------  --------  --------  --------  ----------
Income (loss) from
 operations before
 income taxes.............    34,582    34,886   (84,336)   47,232      32,364
Provision for income
 taxes....................    13,410    13,799   (21,449)   18,241      24,001
                            --------  --------  --------  --------  ----------
Income (loss) from
 operations...............    21,172    21,087   (62,887)   28,991       8,363
Extraordinary loss on
 extinguishment of debt,
 net of income taxes......       (66)   (2,725)  (19,196)   (1,265)    (23,252)
                            --------  --------  --------  --------  ----------
    Net income (loss).....    21,106    18,362   (82,083)   27,726     (14,889)
Preferred stock dividend
 requirements.............    (1,793)   (1,795)   (1,692)        -      (5,280)
Gain on redemption of
 preferred stock..........         -         -    10,176         -      10,176
                            --------  --------  --------  --------  ----------
    Income (loss)
     available to common
     stockholders.........  $ 19,313  $ 16,567  $(73,599) $ 27,726  $   (9,993)
                            ========  ========  ========  ========  ==========
Earnings (loss) per common
 and common equivalent
 share:
 Primary:
  Income (loss) from
   operations.............  $    .33  $    .32  $   (.91) $    .43  $      .21
  Extraordinary loss on
   extinguishment of
   debt...................         -      (.05)     (.32)     (.02)       (.37)
                            --------  --------  --------  --------  ----------
    Net income (loss).....  $    .33  $    .27  $  (1.23) $    .41  $     (.16)
                            ========  ========  ========  ========  ==========
 Fully diluted:
  Income (loss) from oper-
   ations.................  $    .31  $    .30  $   (.91) $    .41  $      .29
  Extraordinary loss on
   extinguishment of
   debt...................         -      (.04)     (.32)     (.02)       (.32)
                            --------  --------  --------  --------  ----------
    Net income (loss).....  $    .31  $    .26  $  (1.23) $    .39  $     (.03)
                            ========  ========  ========  ========  ==========
Shares used in computing
 earnings (loss) per
 common and common
 equivalent share:
 Primary..................    58,981    60,673    60,011    68,270      62,318
 Fully diluted............    70,826    72,454    60,011    71,547      71,967

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                           1996 QUARTERS
                                   -------------------------------
                                     FIRST     SECOND      THIRD    NINE MONTHS
                                   ---------  ---------  ---------  -----------
REVENUES (IN THOUSANDS) (A):
Hospitals......................... $ 130,047  $ 138,612  $ 144,228  $  412,887
                                   ---------  ---------  ---------  ----------
Nursing centers:
 Long-term care...................   257,423    259,902    273,389     790,714
 Subacute care....................   138,324    136,799    138,564     413,687
                                   ---------  ---------  ---------  ----------
                                     395,747    396,701    411,953   1,204,401
                                   ---------  ---------  ---------  ----------
Ancillary services:
 Vencare .........................    52,726     53,576     50,414     156,716
 Pharmacies ......................    43,447     43,990     42,695     130,132
 Independent and assisted living
  communities.....................    12,611     12,837     13,038      38,486
                                   ---------  ---------  ---------  ----------
                                     108,784    110,403    106,147     325,334
                                   ---------  ---------  ---------  ----------
Elimination.......................    (8,241)   (11,162)   (11,777)    (31,180)
                                   ---------  ---------  ---------  ----------
                                   $ 626,337  $ 634,554  $ 650,551  $1,911,442
                                   =========  =========  =========  ==========
HOSPITAL DATA:
End of period data:
 Number of hospitals..............        36         37         37
 Number of licensed beds..........     3,225      3,265      3,265
Revenue mix %:
 Medicare.........................        57         60         58          59
 Medicaid.........................        13         12         14          13
 Private and other................        30         28         28          28
Patient days:
 Medicare.........................    94,087     95,680     90,224     279,991
 Medicaid.........................    24,152     23,898     26,280      74,330
 Private and other................    27,776     28,735     27,716      84,227
                                   ---------  ---------  ---------  ----------
                                     146,015    148,313    144,220     438,548
                                   =========  =========  =========  ==========
NURSING CENTER DATA:
End of period data:
 Number of nursing centers........       311        310        313
 Number of licensed beds..........    39,510     39,378     39,640
Revenue mix %:
 Medicare.........................        30         30         29          30
 Medicaid.........................        44         44         44          44
 Private and other................        26         26         27          26
Patient days:
 Long-term care................... 2,624,013  2,614,378  2,693,457   7,931,848
 Subacute care....................   503,507    493,103    478,448   1,475,058
                                   ---------  ---------  ---------  ----------
                                   3,127,520  3,107,481  3,171,905   9,406,906
                                   =========  =========  =========  ==========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare contracts......     2,133      2,185      2,090
 Number of pharmacy outlets.......        54         53         51
 Number of Atria communities......        22         22         22
 Number of Atria units............     3,022      3,022      3,022

--------
(a) Prior period revenues have been reclassified to conform with the third quarter presentation.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                           OPERATING DATA (CONTINUED)
                                  (UNAUDITED)

                                         1995 QUARTERS
                          ----------------------------------------------
                            FIRST       SECOND      THIRD       FOURTH       YEAR
                          ----------  ----------  ----------  ----------  -----------
REVENUES (IN THOUSANDS)
 (A):
Hospitals...............  $  101,145  $  116,186  $  119,705  $  119,450  $   456,486
                          ----------  ----------  ----------  ----------  -----------
Nursing centers:
 Long-term care ........     257,124     256,642     265,951     274,203    1,053,920
 Subacute care..........     114,668     120,504     125,952     131,788      492,912
 Non-recurring
  transactions..........           -           -     (24,500)          -      (24,500)
                          ----------  ----------  ----------  ----------  -----------
                             371,792     377,146     367,403     405,991    1,522,332
                          ----------  ----------  ----------  ----------  -----------
Ancillary services:
 Vencare ...............      24,599      31,261      37,860      44,114      137,834
 Pharmacies ............      43,620      42,674      40,773      41,700      168,767
 Independent and
  assisted living
  communities...........      11,367      11,897      12,178      12,534       47,976
                          ----------  ----------  ----------  ----------  -----------
                              79,586      85,832      90,811      98,348      354,577
                          ----------  ----------  ----------  ----------  -----------
Elimination.............        (345)       (850)     (2,580)     (5,664)      (9,439)
                          ----------  ----------  ----------  ----------  -----------
                          $  552,178  $  578,314  $  575,339  $  618,125  $ 2,323,956
                          ==========  ==========  ==========  ==========  ===========
HOSPITAL DATA:
End of period data:
 Number of hospitals....          34          36          35          36
 Number of licensed
  beds..................       2,859       3,275       3,214       3,263
Revenue mix %:
 Medicare...............          58          57          57          58           57
 Medicaid...............          11          11          11          13           12
 Private and other......          31          32          32          29           31
Patient days:
 Medicare...............      74,742      80,236      79,282      79,749      314,009
 Medicaid...............      14,609      19,330      21,014      21,828       76,781
 Private and other......      23,814      25,120      24,179      25,709       98,822
                          ----------  ----------  ----------  ----------  -----------
                             113,165     124,686     124,475     127,286      489,612
                          ==========  ==========  ==========  ==========  ===========
NURSING CENTER DATA:
End of period data:
 Number of nursing
  centers...............         310         311         311         311
 Number of licensed
  beds..................      39,418      39,509      39,513      39,480
Revenue mix %:
 Medicare...............          28          29          24          29           28
 Medicaid...............          44          44          48          45           45
 Private and other......          28          27          28          26           27
Patient days:
 Long-term care.........   2,700,250   2,710,176   2,758,760   2,700,914   10,870,100
 Subacute care..........     402,261     412,250     419,499     465,490    1,699,500
                          ----------  ----------  ----------  ----------  -----------
                           3,102,511   3,122,426   3,178,259   3,166,404   12,569,600
                          ==========  ==========  ==========  ==========  ===========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare
  contracts.............       1,093       1,703       1,917       2,008
 Number of pharmacy
  outlets...............          57          55          56          55
 Number of Atria
  communities...........          22          22          22          22
 Number of Atria units..       3,022       3,022       3,022       3,022

--------
(a) Revenues have been reclassified to conform with the 1996 presentation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS:

     11    Statement Re: Computation of earnings per common and common equivalent share for the quarter and nine months ended September 30, 1996 and 1995.
     27    Financial Data Schedule (included only in filings submitted under the
           Electronic Data Gathering Analysis and Retrieval system).

  (B) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENCOR, INC.

Date: October 24, 1996                            /s/ W. Bruce Lunsford
                                          _____________________________________
                                                    W. Bruce Lunsford
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

Date: October 24, 1996                            /s/ W. Earl Reed, III
                                          _____________________________________
                                                    W. Earl Reed, III
                                           Executive Vice President and Chief
                                              Financial Officer (Principal
                                                   Financial Officer)