Form 10-K
period 1996-12-31
VENCOR INC
filed 1997-03-26
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

   (Mark One)

 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934
                  For the fiscal year ended December 31, 1996

                                      OR

   [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                        COMMISSION FILE NUMBER: 1-10989

                                 VENCOR, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                      61-1055020
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)
            3300 PROVIDIAN CENTER
            400 WEST MARKET STREET
                LOUISVILLE, KY                                     40202
  (Address of principal executive offices)                       (Zip Code)

                                (502) 596-7300
             (Registrant's telephone number, including area code)

                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
Common Stock, par value $.25 per share           ON WHICH REGISTERED
                                               New York Stock Exchange
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  As of March 3, 1997, there were 68,938,295 shares of the Registrant's Common Stock, $.25 par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on March 3, 1997, was approximately $2,215,208,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  A portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997. A portion of Part II is incorporated by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business....................................................    3
    Item 2.  Properties..................................................   24
    Item 3.  Legal Proceedings...........................................   24
    Item 4.  Submission of Matters to a Vote of Security Holders.........   25
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   26
    Item 6.  Selected Financial Data.....................................   27
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................   28
    Item 8.  Financial Statements and Supplementary Data.................   31
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................   31
 PART III
    Item 10. Directors and Executive Officers of the Registrant..........   32
    Item 11. Executive Compensation......................................   32
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management..................................................   32
    Item 13. Certain Relationships and Related Transactions..............   32
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   32

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Vencor, Inc. ("Vencor" or the "Company") is one of the nation's largest providers of healthcare services primarily focusing on the needs of the elderly. At December 31, 1996, the Company's operations included 38 long-term acute care hospitals containing 3,325 licensed beds, 313 skilled nursing centers containing 39,619 licensed beds, 34 institutional pharmacies and, through its affiliate, Atria Communities, Inc. ("Atria"), 21 assisted and independent living communities with 2,942 units. Healthcare services provided through this network of facilities included long-term intensive hospital care, nursing care, contract respiratory therapy services, acute cardiopulmonary care, subacute and post-operative care, inpatient and outpatient rehabilitation therapy, specialized care for Alzheimer's disease, hospice care, home health care, pharmacy services and assisted and independent living. At December 31, 1996, the Company was providing contract healthcare services to over 4,000 nursing and subacute care centers. The Company also continues to develop VenTouch(TM), formerly known as ProTouch(R), a comprehensive paperless clinical information system designed to increase the operating efficiencies of the Company's facilities.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. It was reorganized as a Delaware corporation in 1987. The Company changed its name to Vencor, Incorporated in 1989 and to Vencor, Inc. in 1993. On September 28, 1995, The Hillhaven Corporation ("Hillhaven") merged into the Company (the "Hillhaven Merger").

  This Report contains a number of forward-looking statements. These statements are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information--Cautionary Statements."

VENCOR STRATEGY

  The healthcare system of the United States remains in a period of significant change. Factors affecting the healthcare system include cost containment, the expansion of managed care, improved medical technology, an increased focus on measurable medical outcomes, and a growing public awareness of healthcare spending by governmental agencies at the federal and state levels.

  At the same time, the Company believes that the need for long-term care is increasing. Improved medical care and advances in medical technology increase the survival rates for victims of disease and trauma of all ages. Many of these patients never fully recover and require long-term care. The incidence of chronic problems increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes there will be an increase in the need for long-term care at all levels of the continuum of care.

  Payors are increasingly requiring providers to move patients from high-acuity care environments to lower-acuity care settings as quickly as is medically appropriate. The Company is positioned to respond to this trend. With the addition of its home health services, the Company now provides a full range of clinical expertise, as well as advanced technologies for cost-efficiencies, to accommodate patients at any level of long-term care.

  The Company is continuing to develop full-service integrated networks to meet the range of needs of patients requiring long-term care. The Company is continuing to integrate and expand the operations of its long-term acute care hospitals and skilled nursing centers and is also investigating and developing related healthcare services. The Company is exploring other ways in which it can transfer its expertise in the efficient delivery of cardiopulmonary and other long-term care to other healthcare businesses. Such efforts may include affiliating with or acquiring other healthcare businesses.

  The Company's strategy for implementing full-service integrated networks for long-term care is set forth below.

  Focus on Long-Term Care Continuum. The Company intends to continue expanding its long-term care network. The Company conducts market research prior to entering new markets, which research may address: (i) the need for placement of long-term patients or residents, (ii) existing provider referral patterns,
(iii) the presence of competitors, (iv) payor mix, and (v) the political and regulatory climate.

  On March 21, 1997, the Company completed its acquisition of TheraTx, Incorporated ("TheraTx") (the "TheraTx Merger"), a provider of subacute rehabilitation and respiratory therapy management services to skilled nursing facilities and an operator of 29 skilled nursing facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services. For additional information regarding the TheraTx Merger, see "Business--Recent Developments." Although the Company is continually considering opportunities for future growth and is actively negotiating to acquire additional facilities and related healthcare businesses, as of March 21, 1997, the Company had not entered into any agreements regarding future acquisitions.

  From time to time, the Company may also sell all or a portion of its interest in a facility or business where such disposition would be in the best interest of the Company. During 1996, Vencor sold a portion of its interest in its assisted and independent living communities through the formation of Atria and the initial public offering of Atria's common stock in August 1996 (the "IPO"). In addition, the Company entered into a definitive agreement in November 1996 to sell 34 of its nursing facilities to Lenox Healthcare, Inc., a privately held company based in Pittsfield, Massachusetts.

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

  Expand Vencare Contract Services. In 1993, the Company initiated its Vencare program of providing respiratory therapy and subacute care services in nursing and hospital facilities owned by third parties. The Vencare program also currently includes hospice care, management of cardiopulmonary hospital departments, rehabilitation therapy services, and mobile radiology services. Vencare enables the Company to provide its services to lower acuity, subacute patients in cost-efficient settings. In November 1996, Medisave Pharmacies, Inc. (acquired as part of the Hillhaven Merger) was consolidated into the Company's Vencare health services operations and renamed Vencare Pharmacy Services. Vencare Pharmacy Services provides hospital-based clinical pharmacy services and institutional pharmacy services. Vencare services are provided pursuant to contracts with nursing and subacute care centers and hospitals. The Company intends to continue to expand its Vencare program.

  Expand Home Health Services. During the summer of 1996, the Company consolidated its home health services business to establish Vencor Home Health Services. The Company intends to expand its home health and infusion services as an affordable and practical approach to many healthcare needs. These services include home health nursing and home infusion products and services. The expansion of home health services extends Vencor's continuum of care to the lowest cost setting.

  Further Implement Patient Information System. In 1993, the Company formed Ventech Systems, Inc. ("Ventech") to develop the VenTouch(TM) electronic patient medical record system. During 1996, the Company consolidated Ventech's operations into its information systems operations. VenTouch(TM) is a software application which allows nurses, physicians and other clinicians to access and manage clinical information utilized in the healthcare delivery process. Among the features of VenTouch(TM) are on-line access and update of an electronic patient chart, on-line trend analysis using electronic flowsheets and graphs, and remote access for authorized users. The system is designed to decrease administrative time, reduce paper and support the delivery of quality care. The Company had installed VenTouch(TM) in all of its existing hospitals during 1995 and began installing

VenTouch(TM) in its nursing centers in 1996. In addition, during 1997, the Company intends to offer its VenTouch(TM) information system as part of the menu of services offered by Vencare to skilled nursing centers not owned by the Company.

  This section contains a number of forward-looking statements. These statements are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information--Cautionary Statements."

RECENT DEVELOPMENTS

  On March 21, 1997, the Company consummated the TheraTx Merger. The TheraTx Merger was structured as a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. Following the completion of the tender offer, the Company merged its acquisition subsidiary with and into TheraTx and TheraTx became a wholly-owned subsidiary of the Company. Upon consummation of the TheraTx Merger, each share of TheraTx common stock not purchased through the tender offer was converted into the right to receive $17.10 in cash.

  TheraTx provides subacute rehabilitation and respiratory therapy program management services to skilled nursing facilities and operates 29 skilled nursing facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services. TheraTx also provides occupational healthcare and related services in outpatient clinics. In addition to its primary practice areas, TheraTx also operates two outpatient surgery centers, one acute-care specialty hospital and 16 occupational health facilities, provides respiratory therapy and related services to hospitals and provides medical supply distribution and related services to the long-term healthcare industry.

  TheraTx utilizes a proprietary clinical information system, TheraSys(R), which measures clinical outcomes and clinical efficiency of care for its rehabilitation services. TheraSys(R) allows for direct entry of patient information into the system and facilitates the accumulation and analyses of patient care data. Using the data derived from TheraSys(R), TheraTx's clinical teams can better manage patient, family and payor expectations about the likely length, cost and results of therapy.

                              HOSPITAL OPERATIONS

  The Company's hospitals primarily provide long-term acute care to medically complex, chronically ill patients. The Company's hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. Generally, approximately 60% of the Company's chronic patients are ventilator-dependent for some period of time during their hospitalization. The Company's patients suffer from conditions which require a high level of monitoring and specialized care, yet may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, the Company's hospital patients generally are not clinically appropriate for admission to a skilled nursing facility or rehabilitation hospital. The medical condition of most of the Company's hospital patients is periodically or chronically unstable. By combining general acute care services with the ability to care for chronic patients, the Company believes that its long-term hospitals provide its patients with high quality, cost-effective care. During 1996, the average length of stay for chronic patients in the Company's long-term hospitals was approximately 50 days. Although the Company's patients range in age from pediatric to geriatric, typically more than 70% of the Company's chronic patients are over 65 years of age.

HOSPITAL FACILITIES

  The following table lists by state the number of hospitals and related licensed beds owned and leased by the Company as of December 31, 1996:

                                                     NUMBER OF FACILITIES
                                            LICENSED -----------------------
  STATE                                       BEDS   OWNED   LEASED   TOTAL
  -----                                     -------- ------  -------  ------
  Arizona..................................    110         2       -        2
  California...............................    506         6       -        6
  Colorado.................................     68         1       -        1
  Florida..................................    338         4       1        5
  Georgia..................................     72         -       1        1
  Illinois.................................    365         3       -        3
  Indiana..................................    121         2       -        2
  Kentucky.................................    374         1       -        1
  Massachusetts............................     40         1       -        1
  Michigan.................................    160         1       -        1
  Missouri.................................    227         2       -        2
  North Carolina...........................    124         1       -        1
  Oklahoma.................................     59         1       -        1
  Pennsylvania.............................    101         2       -        2
  Tennessee................................     49         1       -        1
  Texas....................................    345         5       1        6
  Virginia.................................    206         1       -        1
  Wisconsin................................     60         1       -        1
                                             -----    ------  ------   ------
    Totals.................................  3,325        35       3       38
                                             =====    ======  ======   ======

SERVICES PROVIDED BY COMPANY HOSPITALS

  Chronic. The Company has devised a comprehensive program of care for its chronic patients that draws upon the talents of interdisciplinary teams, including licensed pulmonary specialists. The teams evaluate chronic patients upon admission to determine a treatment plan. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and physical therapy. Individual attention to patients who have the cognitive and physical abilities to respond to therapy is emphasized. Patients who successfully complete treatment programs are discharged to skilled nursing facilities, rehabilitation hospitals or home care settings.

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

  Medically Displaced Patients. The Company's hospital patients require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit. Due to their extended recovery period, the Company's hospital patients generally do not receive specialized multidisciplinary treatment focused on the unique aspects of a long-term recovery program in a general acute care hospital and yet cannot qualify for admission to a skilled nursing facility or rehabilitation hospital.

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

HOSPITAL PATIENT ADMISSION

  Substantially all of the acute and medically complex patients admitted to the Company's hospitals are transfers from other healthcare providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, skilled nursing facilities and home care settings. Referral sources include discharge planners, case managers of managed care plans, social workers, physicians, third party administrators, HMOs and insurance companies.

  The Company employs case managers who educate healthcare professionals from other hospitals as to the unique nature of the services provided by the Company's long-term hospitals. The case managers develop an annual admission plan for each hospital with assistance from the hospital's administrator. To identify specific service opportunities, the admission plan for each hospital is based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics. The admission plans involve ongoing education of local physicians, utilization review and case management personnel, acute care hospitals, HMOs and preferred provider organizations ("PPOs"). The Company maintains a pre-admission assessment system at its regional referral centers to evaluate certain clinical and other information in determining the appropriateness of each patient referred to its hospitals.

PROFESSIONAL STAFF

  Each of the Company's hospitals is staffed with a multidisciplinary team of healthcare professionals. A professional nursing staff trained to care for the long-term acute patient is on duty 24 hours each day in the Company's hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists and registered dietitians.

  The physicians at the Company's hospitals generally are not employees of the Company and may also be members of the medical staff of other hospitals. Each of the Company's hospitals has a fully credentialled, multispecialty medical staff to meet the needs of the patients. Each patient is visited at least once a day by a physician. Typically, the Company does not enter into exclusive contracts with physicians to provide services to its hospital patients. The Company's hospitals and physicians enter into service contracts providing for pulmonary, radiology, pathology, infection control and anesthesiology services, most of which are cancelable on no more than 90 days' notice.

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

HOSPITAL MANAGEMENT INFORMATION SYSTEM

  The financial information for each Company hospital is centralized at the corporate headquarters through its management information system. The Company installed its VenTouch(TM) information system, an electronic patient medical record system, in all of the Company's hospitals in 1995. See "Business-- Management Information System."

QUALITY ASSESSMENT AND IMPROVEMENT

  The Company maintains a strategic outcomes program which includes a centralized pre-admission evaluation program and concurrent review of all of its patient population against utilization and quality screenings, as well as quality of life outcomes data collection and patient and family satisfaction surveys. In addition, each hospital has an integrated quality assessment and improvement program administered by a quality review manager which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are appropriately admitted to the Company's hospitals and that quality healthcare is rendered to them in a cost-effective manner.

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

SELECTED HOSPITAL OPERATING DATA

  The following table sets forth certain operating data for the Company's hospitals:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
   Hospitals in operation at end of period...........      38       36       33
   Number of licensed beds at end of period..........   3,325    3,263    2,511
   Patient days...................................... 586,144  489,612  403,623
   Average daily census..............................   1,601    1,341    1,123
   Occupancy percentage..............................    53.7%    47.6%    48.8%

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

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1996  1995  1994
                                                                  ----  ----  ----
   Medicare......................................................  59%   57%   56%
   Medicaid......................................................  12    12    11
   Private and other.............................................  29    31    33

  For the year ended December 31, 1996, hospital revenues totaled approximately $551 million, or 21% of the Company's total revenues.

HOSPITAL COMPETITION

  As of December 31, 1996, the hospitals owned, leased or managed by the Company were located in 33 geographic markets in 18 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by the Company's hospitals. In addition, the Company believes that as of December 31, 1996, there were approximately 160 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar cardiopulmonary services to those provided by the Company's hospitals. Many of these long-term hospitals are larger and more established than the Company's hospitals. Certain hospitals that compete with the Company's hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company's hospitals. Cost containment efforts by federal and state governments and other third-party payors designed to encourage more efficient utilization of hospital services have generally resulted in lower hospital industry occupancy rates in recent years. As a result of these efforts, a number of acute care hospitals have converted to specialized care facilities. Some hospitals are developing step-down units which attempt to serve the needs of patients who require care at a level between that provided by an intensive care unit and a general medical/surgical floor. This trend is expected to continue due to the current oversupply of acute care hospital beds and the increasing consolidation and affiliation of free-standing hospitals into larger systems. As a result, the Company may experience increased competition from existing hospitals and converted facilities.

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

  Some skilled nursing facilities, while not licensed as hospitals, have developed units which provide a greater intensity of care than the care typically provided by a skilled nursing facility. The condition of patients in these skilled nursing facilities is less acute than the condition of patients cared for in the Company's hospitals.

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

  Certificates of Need and State Licensing. Certificates of Need ("CON") regulations control the development and expansion of healthcare services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The stated objective of the CON process is to promote quality healthcare at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. Recently, some states (including Florida, Massachusetts and Tennessee) have amended their CON regulations to require CON approval prior to the conversion of a hospital from general short-term facility to a general long-term facility. Of the 18 states in which the Company's hospitals were located as of December 31, 1996, Florida, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, North Carolina, Pennsylvania, Tennessee, Virginia and Wisconsin have CON programs. With one exception, the Company was not required to obtain a CON in connection with previous acquisitions, due to the relatively low renovation costs and the absence of the need for additional licensed beds or changes in services. CONs may be required in connection with the Company's future hospital and contract services expansion. There can be no assurance that the Company will be able to obtain the CONs necessary for any or all future projects. If the Company is unable to obtain the requisite CONs, its growth and business could be adversely affected.

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

  Medicare and Medicaid. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which hospital benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under Medicare and Medicaid. A substantial portion of the Company's hospital revenues is derived from patients covered by Medicare and Medicaid. See "Business--Hospital Operations--Sources of Hospital Revenues."

  In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the Department of Health and Human Services ("HHS") relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. The Company has developed a management system to ensure compliance with the various standards and requirements. Each of the Company's hospitals employs a person who is responsible for an on-going quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which are generally limited if the hospital is accredited by JCAHO. As of December 31, 1996, all of the Company's hospitals were certified as Medicare providers, and 36 of its hospitals were also certified by their respective state Medicaid programs. Applications are pending for Medicaid certification with respect to the Company's other hospitals. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid programs.

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

  The Social Security Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children's and general long-term hospitals from PPS. A general long-term hospital is defined as a hospital which has an average length of stay greater than 25 days. Inpatient operating costs for general long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate (the "Target") per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Until October 1991, Medicare operating costs per discharge in excess of the Target were not reimbursed. Effective October 1, 1991, Medicare operating costs in excess of the Target are reimbursed at the rate of 50% of the excess up to 10% of the Target. Hospitals whose operating costs are lower than the Target are reimbursed their actual costs plus an incentive. The incentive is equal to 50% of the difference between their actual costs and the Target and may not exceed 5% of the Target. New hospitals may apply for an exemption from the TEFRA Target provisions. For hospitals certified prior to October 1, 1992, the exemption was optional and, if granted, lasted for three years. For certifications after October 1, 1992, the exemption is automatic and is effective for two years. As of December 31, 1996, 32 of the Company's hospitals were subject to TEFRA Target provisions. The Company's other hospitals were not subject to TEFRA because they had qualified for the new hospital exemptions described above. During 1997, three more of the Company's hospitals will become subject to TEFRA Target provisions. The TEFRA limits have not had a material adverse effect on the Company's results of operations, and the Company does not expect that the TEFRA limits will have a material effect on the Company's results of operations in 1997.

  Medicare and Medicaid reimbursements are generally determined from annual cost reports filed by the Company which are subject to audit by the respective agency administering the programs. Management believes that adequate provisions for loss have been recorded to reflect any adjustments which could result from audits of these cost reports. Adjustments to the Company's cost reports have not had an adverse effect on the Company's hospital operating results.

  Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs") in order to ensure efficient utilization of hospitals and services. A PRO may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. Such review is subject to administrative and judicial appeal. Each of the Company's hospitals employs a clinical professional to administer the hospital's integrated quality assurance and improvement program, including its utilization review program. PRO denials have not had an adverse effect on the Company's hospital operating results.

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

  Section 1877 of the Social Security Act (commonly known as "Stark I") states that a physician who has a financial relationship with a clinical laboratory is generally prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions ("Stark II") amending Section 1877 to greatly expand the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II (collectively referred to as the "Stark Provisions"), a "financial relationship" is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark Provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. The Company expects that business practices of providers and financial relationships between providers will be subject to increased scrutiny as healthcare reform efforts continue on federal and state levels.

  Healthcare Reform. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures which could effect major changes in the healthcare system. In October 1993, the Clinton Administration submitted comprehensive healthcare reform legislation to Congress designed to provide, among other things, for universal access to healthcare. Neither the Clinton Administration's plan nor other healthcare reform legislation was enacted by Congress. More recently, a significant effort has been initiated in Congress and the Clinton Administration to balance the federal budget in seven years. This effort could include significant reductions in Medicare and Medicaid spending, which may be achieved through restrictions on growth of healthcare costs, implementation of various aggregate cost limits, or a restructuring of Medicaid through block grants to the states. The Company believes that implementation of block grants to the states could add incentives to provide an increased amount of healthcare services through managed care health plans.

  A number of legislative proposals have included a moratorium on the designation of additional long-term hospitals and changes in the Medicare reimbursement system for long-term hospitals. However, the Company cannot predict the content of any healthcare or budget reform legislation which may be proposed in Congress or in state legislatures in the future, and whether such legislation, if any, will be adopted. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the Company's future growth, revenues and income.

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

  JCAHO Accreditation. Hospitals receive accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 1996, 36 of the Company's hospitals were accredited by JCAHO. The Company intends to apply for JCAHO accreditation for its other hospitals within the next year. The Company intends to seek and obtain JCAHO accreditation for any additional facilities it may purchase or lease and convert into long-term hospitals. The Company does not believe that the failure to obtain JCAHO accreditation at any hospital would have a material adverse effect on its results of operations.

  State Regulatory Environment. The Company currently operates five hospitals and a chronic unit in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's revenues and operating income from its hospitals. Accordingly, the Company's hospital revenues and operating income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The Company also operates six hospitals in Texas, six hospitals in California, and three hospitals in Illinois which contribute a significant portion of the Company's revenues and operating income from its hospitals. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the Company's hospital revenues and operating income. The Company is unable to predict whether and in what form such legislation will be adopted. The Company's revenues and operating income could be adversely affected by other state rate setting laws. Certain other states in which the Company operates hospitals require disclosure of specified financial information. In evaluating markets for expansion, the Company considers the regulatory environment, including but not limited to, any mandated rate setting.

                      VENCARE HEALTH SERVICES OPERATIONS

  In 1993, the Company initiated its Vencare health services program. Through Vencare, the Company has expanded the scope of its cardiopulmonary care by providing subacute care, rehabilitation therapy and respiratory care services and supplies to nursing and subacute care centers. The Company also manages cardiopulmonary departments for other hospitals. The Company provides hospice services to nursing center patients, hospital patients and persons in private residences. In November 1996, the Company consolidated its pharmacy operations under its Vencare health services. For the year ended December 31, 1996, revenues from the Vencare program totaled approximately $387 million which represented 15% of the Company's total revenues.

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

  The Company receives payments from the nursing centers and subacute centers for services rendered and these facilities, in turn, receive payments from the appropriate provider. Respiratory therapy and supplies are generally covered under the Medicare program and reimbursed as an ancillary service when the service is provided by hospital-based respiratory therapists. Many commercial insurers and managed care providers are seeking hospital discharge options for lower acuity respiratory patients. Management believes that the

Company's pricing and successful clinical outcomes make its respiratory care program attractive to commercial insurers and managed care providers.

  At December 31, 1996, the Company had entered into contracts to provide contract respiratory therapy services and supplies to approximately 1,600 nursing and subacute care centers, which includes approximately 250 nursing centers owned or operated by the Company.

SUBACUTE SERVICES

  At December 31, 1996, the Company had entered into contracts to provide subacute care services to 13 nursing and subacute care centers. These services, which are also an extension of the cardiopulmonary services provided by the Company's hospitals, may include ventilator management, tracheostomy care, continuation of airway restoration programs, enteral and parenteral nutritional support, IV therapy for hydration and medication administration, progressive wound care, chronic chest tube management, laboratory, radiology, pharmacy and dialysis services, customized rehabilitation services and program marketing. Subacute patients generally require assisted ventilation through mechanical ventilation devices.

REHABILITATION THERAPY SERVICES

  The Company provides physical, occupational and speech therapies to nursing and subacute care center patients, as well as home health patients and public school systems. At December 31, 1996, the Company had entered into contracts to provide rehabilitation services to patients at 385 facilities.

HOSPICE SERVICES

  The Company provides hospice services to nursing center patients, hospital patients and persons in private residences. At December 31, 1996, the Company had entered into approximately 160 contracts to provide hospice services to patients in nursing and subacute care centers, hospitals and residences.

MOBILE DIAGNOSTIC SERVICES

  The Company is a hospital based provider of on-call mobile X-ray services. These services are primarily provided to skilled nursing facilities, but the Company also provides services to correctional facilities, rehabilitation hospitals and dialysis centers. These services are provided 24 hours a day, 365 days a year to 270 facilities.

COMPETITION IN THE CONTRACT SERVICES MARKET

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

PHARMACIES

  The Company provides institutional and other pharmacy services. As of December 31, 1996, the Company operated 34 institutional pharmacies and 12 retail pharmacies in 18 states. In November 1996, the Company consolidated its Medisave Pharmacies into its Vencare health services operations and now provides its hospital-based clinical pharmacy services as part of its Vencare services.

  The institutional pharmacy business focuses on providing a full array of pharmacy services to over 700 nursing centers and specialized care centers. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics, respiratory services, infusion services and enteral therapies. In addition, the Company provides a variety of pharmaceutical consulting services designed to assist hospitals, nursing centers, and home health agencies in program administration. As in prior years, the Company continued its efforts to sell or close its retail pharmacies. Management believes that the expected discontinuance of the retail pharmacy operations in 1997 will not have a material adverse effect on Vencare's operations.

  The following table lists by state the number of pharmacies operated by the Company as of December 31, 1996:

  STATE                                               INSTITUTIONAL RETAIL TOTAL
  -----                                               ------------- ------ -----
  Arizona............................................        1         -      1
  California.........................................       14         -     14
  Florida............................................        2         -      2
  Idaho..............................................        1         -      1
  Illinois...........................................        -         2      2
  Kansas.............................................        -         2      2
  Louisiana..........................................        -         2      2
  Massachusetts......................................        1         -      1
  Mississippi........................................        -         1      1
  Missouri...........................................        1         -      1
  Nevada.............................................        2         -      2
  North Carolina.....................................        4         -      4
  Ohio...............................................        1         1      2
  Tennessee..........................................        2         -      2
  Texas..............................................        -         4      4
  Utah...............................................        1         -      1
  Virginia...........................................        1         -      1
  Wisconsin..........................................        3         -      3
                                                           ---       ---    ---
    Totals...........................................       34        12     46
                                                           ===       ===    ===

GOVERNMENTAL REGULATION OF PHARMACIES

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

    NURSING CENTER AND ASSISTED AND INDEPENDENT LIVING COMMUNITY OPERATIONS

NURSING CENTER--GENERAL INFORMATION

  At December 31, 1996, the Company's nursing center operations provided long-term care and subacute medical and rehabilitation services in 313 nursing centers containing 39,619 licensed beds located in 32 states. At December 31, 1996, the Company owned 217 nursing centers and leased 80 nursing centers. The Company also managed 16 nursing centers, including seven centers owned by Tenet Healthcare Corporation ("Tenet"), which holds a greater than 10% interest in the Company. In November 1996, the Company entered into a definitive agreement to sell 34 of its nursing facilities in early 1997 to Lenox Healthcare, Inc., a privately-held company based in Pittsfield, Massachusetts.

  The Company is a leading provider of rehabilitation services, including physical, occupational and speech therapies. The majority of patients in rehabilitation programs stay for eight weeks or less. Patients in rehabilitation programs generally provide higher revenues than other nursing center patients because they use a higher level of ancillary services. In addition, management believes that the Company is one of the leading providers of care for patients with Alzheimer's disease. At December 31, 1996, the Company offered specialized programs covering approximately 3,000 beds in 86 nursing centers for patients suffering from Alzheimer's disease. Most of these patients reside in separate units within the nursing centers and are cared for by teams of professionals specializing in the unique problems experienced by Alzheimer's patients.

NURSING CENTER MARKETING

  The factors which affect consumers' selection of a nursing center vary by community and include a nursing center's competitive position and its relationships with local referral sources. Competition creates the standards against which nursing centers in a given market are judged by various referral sources, which include physicians, hospital discharge planners, community organizations and families. Therefore, the Company's nursing center marketing efforts are conducted at the local market level by the nursing center administrators, admissions coordinators and others. Nursing center personnel are assisted in carrying out their marketing strategies by regional marketing staffs. The Company's marketing efforts are directed toward improving the payor mix at the nursing centers by maximizing the census of private pay patients and Medicare patients.

NURSING CENTER OPERATIONS

  Each nursing center is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, licensed dietitian, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise nursing staffs which include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the level of care provided by the nursing center. The nursing centers contract with physicians who serve as medical directors and serve on quality assurance committees.

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

  Quality of care is monitored and enhanced by quality assurance committees, and family satisfaction surveys. The quality assurance committees oversee patient healthcare needs and resident and staff safety. Additionally, physicians serve on the quality assurance committees as medical directors and advise on healthcare policies and practices. Nursing professionals visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents' families are conducted from time to time in which the families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by nursing center administrators to help ensure quality care.

  The Company provides training programs for nursing center administrators, managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient care.

  Substantially all of the nursing centers are currently certified to provide services under Medicare and Medicaid programs. A nursing center's qualification to participate in such programs depends upon many factors, such as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

SELECTED NURSING CENTER OPERATING DATA

  The following table sets forth certain operating data for the Company's nursing centers:

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              1996        1995         1994
                                            ----------  ----------  ----------
Number of nursing centers in operation at
 end of period.............................        313         311         310
Number of licensed beds at end of period...     39,619      39,480      39,423
Patient days............................... 12,566,763  12,569,600  12,654,016
Average daily census.......................     34,335      34,437      34,669
Occupancy percentage.......................       91.9%       92.2%       92.9%

SOURCES OF NURSING CENTER REVENUES

  Nursing center revenues are derived principally from Medicare and Medicaid programs and from private pay patients. Consistent with the nursing home industry generally, changes in the mix of the Company's patient population among these three categories significantly affect the profitability of the Company's operations. Although Medicare and other high acuity patients generally produce the most revenue per patient day, profitability is reduced by the costs associated with the higher level of nursing care and other services required by such patients. The Company believes that private pay patients generally constitute the most profitable and Medicaid patients generally constitute the least profitable category.

  The following table sets forth certain percentages related to the payor mix of the Company's owned and leased nursing centers:

                             MEDICARE          MEDICAID      PRIVATE AND OTHER
                         ----------------- ----------------- ---------------------
                         PATIENT    NET    PATIENT    NET    PATIENT        NET
  YEAR                    DAYS   REVENUES   DAYS   REVENUES   DAYS       REVENUES
  -----                  ------- --------- ------- --------- --------    ---------
  1996..................    12%      30%      65%      44%           23%         26%
  1995..................    12       29       65       44            23          27
  1994..................    11       25       65       47            24          28

  For the year ended December 31, 1996, nursing center revenues totaled approximately $1.6 billion, or 62% of the Company's total revenues.

  Both governmental and private third-party payors employ cost containment measures designed to limit payments made to healthcare providers. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services.

  Medicare. The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to skilled nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical and occupational therapies, pharmaceuticals, supplies and other necessary services provided by skilled nursing centers.

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

  Federal law requires Medicaid programs to pay rates that are reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. However, despite these federal requirements, disagreements frequently arise between nursing centers and states regarding the adequacy of Medicaid payments. In addition, the Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the Company. Management believes that the payments under these programs are not sufficient on an overall basis to cover the costs of serving residents participating in these programs. Furthermore, the Omnibus Budget Reconciliation Act of 1987, as amended ("OBRA") mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers.

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

  Private Payment. The Company's nursing centers seek to maximize the number of private pay patients, including those covered under private insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for support.

NURSING CENTER COMPETITION

  The Company's nursing centers compete on a local and regional basis with other nursing centers. The Company's competitive position varies within each community served. The Company believes that the quality care provided, reputation, location and physical appearance of its nursing centers and, in the case of private patients, the charges for services, are significant competitive factors. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based on fixed rates or cost reimbursement principles) there is significant competition for both private payment and Medicare patients.

  The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities and communities, home health agencies and similar institutions. The industry includes government-owned, church-owned, secular not-for-profit and for-profit institutions.

NURSING CENTER FACILITIES

  The following table lists by state the number of nursing centers and related licensed beds operated by the Company as of December 31, 1996:

                                                         NUMBER OF FACILITIES
                                             LICENSED --------------------------
                                               BEDS   OWNED LEASED MANAGED TOTAL
                                             -------- ----- ------ ------- -----
  Alabama/1/................................     447     3     -       -      3
  Arizona...................................     970     5     2       -      7
  California................................   4,473    22    15       3     40
  Colorado..................................     935     4     3       -      7
  Connecticut...............................     716     6     -       -      6
  Florida/1/................................   1,995    11     3       2     16
  Georgia/1/................................     370     3     -       -      3
  Hawaii....................................      90     1     -       -      1
  Idaho.....................................     903     7     2       -      9
  Indiana/1/................................   4,263    16    14       -     30
  Kentucky/1/................................  2,014    13     3       -     16
  Louisiana.................................     258     -     -       2      2
  Maine/1/..................................     882    11     -       -     11
  Massachusetts/1/..........................   4,246    33     3       2     38
  Minnesota.................................     159     1     -       -      1
  Mississippi...............................     125     -     1       -      1
  Montana1..................................     456     2     1       -      3
  Nebraska..................................     167     -     1       -      1
  Nevada/1/.................................     314     3     -       -      3
  New Hampshire.............................     622     3     -       1      4
  North Carolina/1/.........................   3,261    20     9       -     29
  Ohio/1/...................................   2,061    10     4       1     15
  Oklahoma/1/...............................     100     -     -       1      1
  Oregon/1/.................................     468     2     2       -      4
  Tennessee/1/..............................   2,669     5    11       -     16
  Texas.....................................     180     -     -       1      1
  Utah......................................     740     5     -       1      6
  Vermont/1/................................     428     1     -       2      3
  Virginia/1/...............................     764     4     1       -      5
  Washington................................   1,507    10     3       -     13
  Wisconsin/1/..............................   2,585    12     2       -     14
  Wyoming/1/................................     451     4     -       -      4
                                              ------   ---   ---     ---    ---
    Totals..................................  39,619   217    80      16    313
                                              ======   ===   ===     ===    ===

--------
(1) These states have Certificate of Need regulations. See "Governmental Regulation of Nursing Centers and Assisted and Independent Living Communities."

ASSISTED AND INDEPENDENT LIVING COMMUNITIES

  In the third quarter of 1996, the Company completed the IPO through the issuance of 5,750,000 shares of Atria common stock. On December 31, 1996, the Company owned 10,000,000 shares, or 63.2% of Atria's outstanding common stock.

  As of December 31, 1996, Atria's assisted and independent living operations consisted of 21 communities. These communities included 2,942 units and were located in 12 states. Atria owns 18 of these communities, leases one community and manages two communities. Atria also had 16 assisted living communities under development with a total of approximately 1,050 units as of December 31, 1996. Assisted and independent living revenues approximated $52 million in 1996, or 2% of the Company's total revenues.

  Assisted and independent living communities serve more independent and self-sufficient residents than do the nursing centers. Assisted and independent living units are typically studio to an occasional three-bedroom unit. Approximately 40% of a typical community is devoted to common areas and amenities. Residents typically receive basic services such as health screenings, meal service, housekeeping, local transportation, 24-hour emergency call system and social and recreational programs. Atria also offers additional services to residents who may require assistance with at least one activity of daily living, such as eating and personal hygiene.

  Residents are responsible for monthly fees which typically are paid by the resident or the resident's family members. Assisted and independent living operations do not presently qualify for reimbursement under Medicare, Medicaid or Veterans Administration healthcare programs because they do not offer the levels of care required under such programs. Monthly fees paid by residents are based upon the resident's apartment size, the number of services the resident elects to purchase and the level of personal care required by the resident.

  The following table lists by state the number of assisted and independent living communities operated by Atria as of December 31, 1996:

                                                        NUMBER OF FACILITIES
                                             NUMBER  ---------------------------
  STATE                                     OF UNITS OWNED1 LEASED MANAGED TOTAL
  -----                                     -------- ------ ------ ------- -----
  Arizona..................................    526      4      -       -      4
  California...............................    212      1      -       -      1
  Colorado.................................     99      1      -       -      1
  Florida..................................    626      4      -       -      4
  Idaho....................................    115      1      -       -      1
  Indiana..................................    135      1      -       1      2
  Kansas...................................    155      1      -       -      1
  Massachusetts............................    555      -      1       1      2
  Missouri.................................    172      1      -       -      1
  New Hampshire............................     28      1      -       -      1
  Utah.....................................    120      1      -       -      1
  Washington...............................    199      2      -       -      2
                                             -----    ---    ---     ---    ---
    Totals.................................  2,942     18      1       2     21
                                             =====    ===    ===     ===    ===

--------
(1) Includes assisted and independent living communities owned by partnerships in which Atria has a limited and/or general partnership interest.

  In connection with Atria's IPO, Atria entered into a $200 million bank credit facility (the "Atria Credit Facility"). The obligations under the Atria Credit Facility are secured by all of Atria's property, the capital stock of Atria's present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries. The Atria Credit Facility is conditioned upon, among other things, ownership by Vencor of at least

30% of Atria's common stock. In addition, Vencor has agreed to guarantee up to $100 million in the first year following Atria's IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter. Atria has agreed to pay Vencor a fee equal to 1.5% of the average outstanding sum of the principal balance of all debts guaranteed by Vencor.

GOVERNMENTAL REGULATION OF NURSING CENTERS AND ASSISTED AND INDEPENDENT LIVING COMMUNITIES

  The federal government and all states in which the Company operates regulate various aspects of the Company's nursing center business. In particular, the development and operation of nursing centers and assisted and independent living communities and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. Assisted and independent living communities and their owners are subject to periodic inspection by governmental authorities to assure compliance with various standards including standards relating to the financial condition of the owners of such communities. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's operations.

  Effective October 1, 1990, OBRA increased the enforcement powers of state and federal certification agencies. Additional sanctions were authorized to correct noncompliance with regulatory requirements, including fines, temporary suspension of admission of new patients to nursing centers and, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs.

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

  Revised federal regulations under OBRA, which became effective in 1995, affect the survey process for nursing centers and the authority of state survey agencies and the Health Care Financing Administration to impose sanctions on facilities based upon noncompliance with requirements. Available sanctions include imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and/or Medicaid programs. The Company is unable to project how these regulatory changes and their implementation will affect the Company.

  In addition to license requirements, many states in which the Company operates have statutes that require a CON to be obtained prior to the construction of a new nursing center, the addition of new beds or services or the incurring of certain capital expenditures. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center. Certain states in which the Company operates have eliminated their CON programs and other states are considering alternatives to their CON programs. To the extent that CONs or other similar approvals are required for expansion of Company operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

  The Company's operations are also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the anti-kickback provisions of the federal Medicare and Medicaid Patients and Program Protection Act of 1987. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state.

                             HOME HEALTH SERVICES

  During the summer of 1996, the Company consolidated its home health services business to establish Vencor Home Health Services. These services include home health nursing products and services and home infusion therapy. These services are generally provided to patients on an individual basis. At December 31, 1996, the Company provided services from 28 locations in eight states. For 1996, home health services generated approximately $12 million in revenues, representing less than 1% of the Company's total revenues.

  Significant competition exists for the Company's home health services. The Company's home health agencies compete on a local and regional basis with other providers of home health services. The Company believes that the primary competitive factors for home health services include quality of service, charges for services provided and attention to the individual needs of patients.

                         MANAGEMENT INFORMATION SYSTEM

  The financial information for each Company facility is centralized at the corporate headquarters through its management information system. The Company uses a comprehensive financial reporting system which enables it to monitor, on a daily basis, certain key financial data at each facility such as payor mix, admissions and discharges, cash collections, net revenues and staffing. In addition, the financial reporting system provides monthly budget analysis, financial comparisons to prior periods and comparisons among the Company's facilities.

  The Company has developed the VenTouch(TM) electronic patient medical record system. VenTouch(TM) is a software application which allows nurses, physicians and other clinicians to manage clinical information utilized in the patient care delivery process.

  Among the features of VenTouch(TM) are on-line access and update of an electronic patient chart, an on-line trend analysis using electronic flowsheets and graphs, and remote access for authorized users. Features specific to the nursing centers include a complete on-line Resident Assessment Instrument Process that incorporates state specific guidelines, computer generated Resident Assessment Protocols, on-line HCFA Resident Assessment Instrument manual and electronic data transfer capabilities. The system is designed to decrease administrative time, reduce paper and support the delivery of quality patient care.

  The Company completed the installation of VenTouch(TM) in its hospitals during 1995 and began installation of VenTouch(TM) in its nursing centers in 1996. In addition, during 1997, the Company intends to offer VenTouch(TM) as part of the menu of services offered by Vencare to skilled nursing facilities not owned by the Company.

                        ADDITIONAL COMPANY INFORMATION

EMPLOYEES

  As of December 31, 1996, the Company had approximately 48,300 full-time and 16,200 part-time and per diem employees. The Company was a party to 24 collective bargaining agreements covering approximately 3,000 employees as of December 31, 1996.

LIABILITY INSURANCE

  The Company's hospitals, contract services, nursing centers and pharmaceutical operations are insured by the Company's wholly-owned captive insurance company, Cornerstone Insurance Company. Cornerstone Insurance Company reinsures losses in excess of $500,000 per claim and $8,000,000 in annual aggregation. Coverages for losses in excess of various limits are maintained through unrelated commercial insurance carriers to provide $130,000,000 limits per claim and in the aggregate.

  The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of malpractice insurance coverage.

CAUTIONARY STATEMENTS

  Information provided in this Report by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

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

    (iv) There can be no assurance that the Company will be able to continue its substantial growth or be able to fully implement its strategy to develop long-term care networks. The success of the Company's growth strategy will be determined by various factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the future financial performance of acquired entities, and the ability of the Company to integrate effectively the operations of acquired entities.

ITEM 2. PROPERTIES

  For information concerning the hospitals, pharmacies, nursing centers and assisted and independent living communities operated by the Company, see "Business--Hospital Operations--Hospital Facilities," "Business--Vencare Health Services Operations--Pharmacies," and "Business--Nursing Center and Assisted and Independent Living Community Operations." The Company believes that its facilities are adequate for the Company's future needs in such locations.

ITEM 3. LEGAL PROCEEDINGS

  Hillhaven and its directors were named as defendants in a number of putative class action complaints filed on behalf of Hillhaven's stockholders in Nevada state court (the "Nevada State Court Actions") and California state court (the "California State Court Actions") in connection with the sale of Hillhaven. These complaints raised allegations that Hillhaven and its directors had breached their fiduciary duties to Hillhaven's stockholders in connection with the consideration of the acquisition proposal by Horizon Health Corporation ("Horizon") and certain corporate actions also cited in Horizon's counterclaim. These actions sought declaratory and injunctive relief and, in California, compensatory damages in unspecified amounts. The merger with Vencor rendered moot the issues raised in the Nevada and California State Court Actions, with the exception of the plaintiffs' request for an award of attorneys' fees and costs. During 1996, the Court denied the plaintiff's request for attorneys' fees and costs. The plaintiffs have appealed. The Company believes that the likelihood of the plaintiffs ultimately prevailing on their motion for attorneys' fees and costs is remote.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the present executive officers of the Company, their ages (as of January 1, 1997), their positions with the Company and the year in which they first became an executive officer of the Company:

                                                                                            FIRST ELECTED
                                                                                              EXECUTIVE
NAME                     AGE                            POSITION                               OFFICER
----                     ---                            --------                            -------------
Michael R. Barr.........  47 Chief Operating Officer and Executive Vice President               1985(1)
Jill L. Force...........  44 Senior Vice President, General Counsel and Corporate Secretary     1995(2)
James H. Gillenwater,
 Jr.....................  39 Senior Vice President, Planning and Development                    1995(3)
Thomas T. Ladt..........  46 Executive Vice President, Operations                               1993(4)
Richard A. Lechleiter...  38 Vice President, Finance and Corporate Controller                   1995(5)
W. Bruce Lunsford.......  49 Chairman of the Board, President and Chief Executive Officer       1985(6)
W. Earl Reed, III.......  45 Chief Financial Officer and Executive Vice President               1987(7)

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

(2) Ms. Force, a certified public accountant and attorney, has served as Senior Vice President, General Counsel and Corporate Secretary of the Company since December 1996. From November 1995 through December 1996, she served as Vice President, General Counsel and Corporate Secretary of the Company. From 1989 to 1995, she was General Counsel and Corporate Secretary of the Company.

(3) Mr. Gillenwater has served as Senior Vice President, Planning and Development of the Company since December 1996. From November 1995 through December 1996, he served as Vice President, Planning and Development of the Company. From 1989 to November 1995, he was Director of Planning and Development of the Company.

(4) Mr. Ladt has served as Executive Vice President, Operations of the Company since February 1996. From November 1995 to February 1996, he served as President of the Company's Hospital Division. From 1993 to November 1995, Mr. Ladt was Vice President of the Company's Hospital Division. From 1989 to December 1993, Mr. Ladt was a Regional Director of Operations for the Company.

(5) Mr. Lechleiter, a certified public accountant, has served as Vice President, Finance and Corporate Controller of the Company since November 1995. From June 1995 to November 1995, he was Director of Finance of the Company. Mr. Lechleiter was Vice President and Controller of Columbia/HCA Healthcare Corp. from September 1993 to May 1995, of Galen Health Care, Inc. from March 1993 to August 1993, and of Humana Inc. from September 1990 to February 1993.

(6) Mr. Lunsford, a founder of the Company, certified public accountant and attorney, has served as Chairman of the Board, President and Chief Executive Officer of the Company since it commenced operations in 1985.

(7) Mr. Reed, a certified public accountant, has served as Chief Financial Officer and Executive Vice President of the Company since November 1995. From 1987 to November 1995, Mr. Reed served as Vice President, Finance and Development of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by Item 5 of this Report appears on the inside back cover of the 1996 Annual Report to Stockholders and is incorporated by reference in this Report.

ITEM 6. SELECTED FINANCIAL DATA

                                  VENCOR, INC.
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICS)

                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
OPERATIONS:
Revenues................  $2,577,783  $2,323,956  $2,032,827  $1,727,436  $1,575,225
                          ----------  ----------  ----------  ----------  ----------
Salaries, wages and        1,490,938   1,360,018   1,167,181     985,163     921,508
 benefits...............
Supplies................     218,083     188,754     162,053     126,473     117,940
Rent....................      77,795      79,476      79,371      74,323      85,942
Other operating              449,335     416,969     366,621     330,014     299,813
 expenses...............
Depreciation and              99,533      89,478      79,519      69,126      56,408
 amortization...........
Interest expense........      45,922      60,918      62,828      73,559      62,532
Investment income.......     (12,203)    (13,444)    (13,126)    (16,056)    (12,820)
Non-recurring                125,200     109,423      (4,540)      5,769     113,265
 transactions...........
                          ----------  ----------  ----------  ----------  ----------
                           2,494,603   2,291,592   1,899,907   1,648,371   1,644,588
                          ----------  ----------  ----------  ----------  ----------
Income (loss) from            83,180      32,364     132,920      79,065     (69,363)
 operations before
 income taxes...........
Provision for income          35,175      24,001      46,781      10,089      12,051
 taxes..................
                          ----------  ----------  ----------  ----------  ----------
Income (loss) from            48,005       8,363      86,139      68,976     (81,414)
 operations.............
Reinstatement of                   -           -           -           -      24,743
 discontinued
 operations.............
Extraordinary gain
 (loss) on
 extinguishment of debt,
 net of income taxes....           -     (23,252)       (241)     (2,217)        380
Cumulative effect on
 prior years of a change
 in accounting for
 income taxes...........           -           -           -      (1,103)          -
                          ----------  ----------  ----------  ----------  ----------
   Net income (loss)....  $   48,005  $  (14,889) $   85,898  $   65,656  $  (56,291)
                          ==========  ==========  ==========  ==========  ==========
Earnings (loss) per
 common and common
 equivalent share:
 Primary:
 Income (loss) from       $     0.68  $     0.21  $     1.37  $     1.22  $    (1.57)
  operations............
 Reinstatement of                  -           -           -           -        0.47
  discontinued
  operations............
 Extraordinary gain                -       (0.37)          -       (0.04)       0.01
  (loss) on
  extinguishment of
  debt..................
 Cumulative effect on
  prior years of a
  change
  in accounting for
  income taxes..........           -           -           -       (0.02)          -
                          ----------  ----------  ----------  ----------  ----------
   Net income (loss)....  $     0.68  $    (0.16) $     1.37  $     1.16  $    (1.09)
                          ==========  ==========  ==========  ==========  ==========
 Fully diluted:
 Income (loss) from       $     0.68  $     0.29  $     1.28  $     1.22  $    (1.57)
  operations............
 Reinstatement of                  -           -           -           -        0.47
  discontinued
  operations............
 Extraordinary gain                -       (0.32)          -       (0.04)       0.01
  (loss) on
  extinguishment of
  debt..................
 Cumulative effect on
  prior years of a
  change
  in accounting for
  income taxes..........           -           -           -       (0.02)          -
                          ----------  ----------  ----------  ----------  ----------
   Net income (loss)....  $     0.68  $    (0.03) $     1.28  $     1.16  $    (1.09)
                          ==========  ==========  ==========  ==========  ==========
 Shares used in
  computing earnings
  (loss) per common
  and common equivalent
  share:
 Primary................      70,702      62,318      57,037      54,555      52,820
 Fully diluted..........      70,702      71,967      69,014      60,640      52,820
FINANCIAL POSITION:
Working capital.........  $  320,123  $  239,666  $  129,079  $  114,339  $  114,695
Assets..................   1,968,856   1,912,454   1,656,205   1,563,350   1,515,812
Long-term debt..........     710,507     778,100     746,212     784,801     988,998
Stockholders' equity....     797,091     772,064     596,454     485,550     283,791
OPERATING DATA:
Number of hospitals.....          38          36          33          26          18
Number of hospital             3,325       3,263       2,511       2,198       1,717
 licensed beds..........
Number of hospital           586,144     489,612     403,623     293,367     223,483
 patient days...........
Number of nursing                313         311         310         325         369
 centers................
Number of nursing center      39,619      39,480      39,423      40,759      45,419
 licensed beds..........
Number of nursing center  12,566,763  12,569,600  12,654,016  12,770,435  13,709,222
 patient days...........
Number of Vencare              2,205       2,008         948         128           -
 contracts..............
Number of pharmacy                46          55          60          88         131
 outlets................
Number of Atria                   21          22          21          21          22
 communities............
Number of Atria units...       2,942       3,022       2,950       2,993       3,153

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data in Item 6 and the consolidated financial statements included in this Form 10-K set forth certain data with respect to the financial position, results of operations and cash flows of Vencor which should be read in conjunction with the following discussion and analysis.

BACKGROUND INFORMATION

  The Hillhaven Merger was consummated on September 28, 1995. At the time of the Hillhaven Merger, Hillhaven operated 311 nursing centers, 56 retail and institutional pharmacies and 23 assisted and independent living communities with 3,122 units. Annualized revenues approximated $1.7 billion. See Note 2 of the Notes to Consolidated Financial Statements for a description of the Hillhaven Merger.

  Prior to its merger with Vencor, Hillhaven completed a merger with Nationwide Care, Inc. ("Nationwide") (the "Nationwide Merger") on June 30, 1995. At the time of the Nationwide Merger, Nationwide operated 23 nursing centers containing 3,257 licensed beds and four assisted and independent living communities with 442 units. Annualized revenues approximated $125 million. See Note 3 of the Notes to Consolidated Financial Statements for a description of the Nationwide Merger.

  As discussed in the Notes to Consolidated Financial Statements, the Hillhaven Merger and Nationwide Merger have been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements and financial and operating data included herein give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented.

  In the third quarter of 1996, Vencor completed the IPO of Atria. At December 31, 1996, Vencor owned 10,000,000 shares, or 63.2%, of Atria's outstanding common stock. For accounting purposes, the accounts of Atria continue to be consolidated with those of Vencor and the Company has recorded minority interests in the earnings and equity of Atria since consummation of the IPO. See Note 4 of the Notes to Consolidated Financial Statements for a description of the IPO.

RESULTS OF OPERATIONS

  A summary of revenues follows (dollars in thousands--prior period revenues have been reclassified to conform with the 1996 presentation):

                                 1996                 1995
                          -------------------- --------------------    1994
                            AMOUNT    % CHANGE   AMOUNT    % CHANGE   AMOUNT
                          ----------  -------- ----------  -------- ----------
Hospitals................  $ 551,268    20.8   $  456,486    26.4   $  361,111
                          ----------           ----------           ----------
Nursing centers..........  1,627,479     5.2    1,546,832    11.2    1,390,731
Non-recurring
 transactions............          -              (24,500)                   -
                          ----------           ----------           ----------
                           1,627,479     6.9    1,522,332     9.5    1,390,731
                          ----------           ----------           ----------
Vencare..................    386,730    26.1      306,601    26.9      241,601
Atria....................     51,846     8.1       47,976    20.7       39,758
                          ----------           ----------           ----------
                           2,617,323    12.2    2,333,395    14.8    2,033,201
Elimination..............    (39,540)              (9,439)                (374)
                          ----------           ----------           ----------
                          $2,577,783    10.9   $2,323,956    14.3   $2,032,827
                          ==========           ==========           ==========

  Hospital revenues increased in both 1996 and 1995 from the acquisition of facilities and growth in same-store patient days. Hospital patient days rose 20% to 586,144 in 1996 and 21% to 489,612 in 1995. Price increases in both years were not significant.

  Excluding the effect of non-recurring transactions, nursing center revenue increases resulted primarily from growth in the volume of Medicare patients, who typically require higher levels of medical care. Medicare patient days grew 3% to 1,562,600 in 1996 and 11% to 1,511,300 in 1995. Nursing center revenue growth was adversely impacted by a decline in private pay patient days to 2,812,700 in 1996 from 2,911,500 in 1995 and 3,052,000 in 1994. In an effort to attract increased volumes of Medicare and private pay patients, the Company has adopted a plan to expend approximately $200 million over the next two years to improve existing facilities and expand the range of services provided to accomodate higher acuity patients.

  Vencare, the Company's ancillary services division organized in 1993, provides primarily respiratory and rehabilitation therapy and pharmacy management services to nursing centers and other healthcare providers. Growth in ancillary services revenues in both 1996 and 1995 was primarily attributable to the expansion of the Vencare contract services business. The number of Vencare contracts (most of which relate to respiratory therapy) grew from 948 at the end of 1994 to 2,008 and 2,205 at December 31, 1995 and 1996, respectively.

  Revenues from Vencor's assisted and independent living business, Atria, increased in both years as a result of price increases, growth in occupancy, expansion of ancillary services and, in 1995, the purchase of controlling interest in two communities previously accounted for under the equity method and the effect of two newly constructed communities.

  In the fourth quarter of 1996, Vencor recorded pretax charges aggregating $125.2 million ($79.9 million net of tax) primarily to complete the integration of Hillhaven. In November 1996, Vencor executed a definitive agreement to sell 34 underperforming or non-strategic nursing centers in early 1997. A charge of $65.3 million was recorded in connection with the disposition. In addition, Vencor's previously independent institutional pharmacy business, acquired as part of the Hillhaven Merger, was integrated into Vencare, resulting in a charge of $39.6 million related primarily to costs associated with employee severance and benefit costs (approximately 500 employees), facility close-down expenses and the writeoff of certain deferred costs for services to be discontinued. A provision for loss totaling $20.3 million related to the planned replacement of one hospital and three nursing centers was also recorded in the fourth quarter.

  In the third quarter of 1995, Vencor recorded pretax charges aggregating $128.4 million ($89.9 million net of tax) primarily in connection with the consummation of the Hillhaven Merger. The charges included (i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs (approximately 500 employees), (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of charges to reflect Vencor's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues. During 1996, activities related to the elimination of duplicative corporate and operational functions was substantially completed, and management expects that the dispositions of certain nursing center properties will be concluded in 1997. Operating results for 1995 also include pretax charges of $5.5 million ($3.7 million net of tax) recorded in the second quarter related primarily to the Nationwide Merger.

  Non-recurring transactions related primarily to sales of assets and nursing center restructuring activities increased pretax income by $4.5 million ($2.7 million net of tax) in 1994.

  Income from operations for 1996 totaled $48.0 million, compared to $8.3 million and $86.1 million for 1995 and 1994, respectively. Excluding the effect of non-recurring transactions, 1996 income from operations increased 25% to $127.9 million ($1.81 per share--fully diluted) and 22% to $101.9 million ($1.45 per share--fully diluted) in 1995. The growth in both periods resulted primarily from increased hospital volumes and growth in higher margin ancillary services in both Vencare and the nursing center business and, in 1996, realization of substantial synergies resulting from the Hillhaven Merger. Management believes that additional revenues resulting from patient cross-referrals within the healthcare network created by the Hillhaven Merger aggregated approximately $80 million in 1996. In addition, cost reductions from elimination of duplicative functions, increased cost efficiencies and refinancing of long-term debt increased 1996 pretax income by approximately $20 million.

  For more information concerning the provision for income taxes as well as information regarding differences between effective income tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

LIQUIDITY

  Cash provided by operations totaled $183.5 million for 1996 compared to $113.6 million for 1995 and $133.0 million for 1994. Cash payments in 1996 and 1995 related to non-recurring transactions reduced cash flows from operations by approximately $22 million and $32 million, respectively.

  During each of the past three years, cash flows from operations have been adversely impacted by growth in the outstanding days of revenues in accounts receivable. Growth in accounts receivable has been primarily related to the integration of acquired hospital facilities, delays in payments from certain state Medicaid programs and managed care plans and, in 1996, the restructuring of Vencor's pharmacy operations. Management believes that these factors may have an adverse effect on cash flows from operations in 1997.

  Concurrent with the consummation of the Hillhaven Merger, Vencor established a $1 billion bank credit facility (the "Vencor $1 Billion Credit Facility") to finance the redemption of Hillhaven preferred stock, repay certain Hillhaven higher rate debt and borrowings under prior revolving credit agreements, and provide sufficient credit for future expansion. At December 31, 1996, available borrowings under the Vencor $1 Billion Credit Facility approximated $224 million. Following completion of the IPO, Atria consummated the Atria Credit Facility ($200 million) to finance its expansion and development program. At December 31, 1996, amounts available under the Atria Credit Facility aggregated $107 million.

  In connection with the TheraTx Merger, Vencor consummated a new bank credit facility on March 18, 1997 aggregating $1.6 billion (the "Vencor $1.6 Billion Credit Facility"), replacing the Vencor $1 Billion Credit Facility.

  Working capital totaled $320.1 million at December 31, 1996 compared to $239.7 million at December 31, 1995. Cash and cash equivalents at December 31, 1996 includes $65.2 million related to Atria, a substantial portion of which will be used to finance Atria's development and expansion program. Management believes that cash flows from operations and amounts available under the Vencor $1.6 Billion Credit Facility are sufficient to meet future expected liquidity needs.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $135.0 million for 1996 compared to $136.9 million for 1995 and $111.5 million for 1994. Planned capital expenditures in 1997 (excluding acquisitions) are expected to approximate $200 million to $250 million and include significant expenditures related to nursing center improvements and the expansion of Atria's assisted and independent living business. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

  Vencor also expended $26.2 million, $59.3 million and $36.4 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during 1996, 1995 and 1994, respectively, of which $5.2 million, $44.2 million and $32.4 million related to additional hospital facilities. Management intends to acquire additional hospitals, nursing centers and ancillary service businesses in the future.

  Capital expenditures during the last three years were financed primarily through internally generated funds and, in 1996, from the collection of notes receivable aggregating $78.2 million. In addition, capital expenditures in 1995 were financed through the public offering of 2.2 million shares of common stock, the proceeds from which totaled $66.5 million. Vencor intends to finance a substantial portion of its capital expenditures with internally generated funds, additional long-term debt and, with respect to Atria, proceeds from the IPO. Sources of capital include available borrowings under the Vencor $1.6 Billion Credit Facility, the Atria Credit Facility, public or private debt and equity.

  During 1996, Vencor repurchased 1,950,000 shares of common stock at an aggregate cost of $55.3 million.

  As discussed in Note 9 of the Notes to Consolidated Financial Statements, Vencor called for redemption all of its outstanding convertible debt securities in the fourth quarter of 1995, resulting in the issuance of approximately 7,259,000 shares of common stock. Approximately $34.4 million of the convertible securities were redeemed in exchange for cash equal to 104.2% of face value plus accrued interest. These transactions had no material effect on earnings per common and common equivalent share.

  As discussed in Note 9 of the Notes to Consolidated Financial Statements, Vencor entered into certain interest rate swap agreements in the fourth quarter of 1995 to eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding. The agreements expire in April 1997 ($100 million), October 1997 ($200 million) and April 1998 ($100 million) and provide for fixed rates at 5.7% plus 1/2% to 1 1/4%.

HEALTH CARE LEGISLATION

  Congress is currently considering various proposals which could reduce expenditures under certain government health and welfare programs, including Medicare and Medicaid. Management cannot predict whether such proposals will be adopted, or if adopted, what effect, if any, such proposals would have on its business.

  Medicare revenues as a percentage of total revenues were 31%, 30% and 27% for 1996, 1995 and 1994, respectively, while Medicaid percentages of revenues approximated 31%, 33% and 36% for the respective periods.

OTHER INFORMATION

  Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's liquidity, financial position or results of operations.

  The Vencor $1 Billion Credit Facility and the Atria Credit Facility contain customary covenants which require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Vencor was in compliance with all such covenants at December 31, 1996.

  During 1996, Vencor adopted Financial Accounting Standards Board Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation." See Notes 5 and 12 of the Notes to Consolidated Financial Statements.

  On March 21, 1997, the Company consummated the TheraTx Merger, which will be accounted for using the purchase method. The TheraTx Merger was structured as a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. Following the completion of the tender offer, the Company merged its acquisition subsidiary with and into TheraTx and TheraTx became a wholly-owned subsidiary of the Company. Upon consummation of the TheraTx Merger, each share of TheraTx common stock not purchased through the tender offer was converted into the right to receive $17.10 in cash. See
Note 18 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is included in appendix pages F-1 through F-21 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                       PAGE NO.
                                                                       --------
  Report of Independent Auditors......................................    F-2
  Consolidated Statement of Operations for the years ended December
   31, 1996, 1995, and 1994...........................................    F-3
  Consolidated Balance Sheet, December 31, 1996 and 1995..............    F-4
  Consolidated Statement of Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994...................................    F-5
  Consolidated Statement of Cash Flows for the years ended December
   31, 1996, 1995 and 1994............................................    F-6
  Notes to Consolidated Financial Statements..........................    F-7
  Quarterly Consolidated Financial Information (Unaudited)............   F-20
  Financial Statement Schedules (a):
    Schedule II--Valuation and Qualifying Accounts for the years ended
     December 31, 1996, 1995 and 1994.................................   F-21

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

  (a)(2) Index to Exhibits:

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
   3.1   Certificate of Incorporation of the Company, as amended. Exhibit 3 to the Company's Form 10-Q for the quarterly period ended September 30,
         1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
   3.2   Second Amended and Restated Bylaws of the Company. Exhibit 3.2 to the
         Company's Form 10-K for the year ended January 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
   4.1   Specimen Common Stock Certificate. Exhibit 4.1 to the Company's Form
         10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
   4.2   Article IV of the Certificate of Incorporation of the Company is
         included in Exhibit 3.1.
   4.3   $1 Billion Credit Agreement dated September 11, 1995 (conformed to include Amendment No. 1) among the Company, various banks and other financial institutions, Morgan Guaranty Trust Company of New York (as
         Documentation Agent), Nationsbank, N.A. (as Administrative Agent) and
         J.P. Morgan Delaware (as Collateral Agent). Exhibit 4(b) to the
         Company's Form 10-Q for the quarterly period ended September 30, 1995
         (Comm. File No. 1-10989) is hereby incorporated by reference.
   4.4   Amendment No. 2 to the $1 Billion Credit Agreement dated as of
         September 11, 1995 among the Company, the other Borrowers referred to therein and the Banks, Co-Agents, LC Issuing Banks and Agents referred to therein. Exhibit 4(c) to the Company's Form 10-Q for the quarterly period ended September 30, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
   4.5   Amendment No. 3 to the $1 Billion Credit Agreement dated as of
         November 27, 1995 among the Company, the other Borrowers referred to therein and the Banks, Co-Agents, LC Issuing Banks and Agents referred to therein. Exhibit 4.5 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File. No. 1-10989) is hereby incorporated by reference.
   4.6   Amendment No. 4 to the $1 Billion Credit Agreement dated as of June
         19, 1996 among the Company, the other Borrowers referred to therein and the Banks, Co-Agents, LC Issuing Banks and Agents referred to therein.
   4.7   Amendment No. 5 to the $1 Billion Credit Agreement dated as of August
         26, 1996 among the Company, the other Borrowers referred to therein and the Banks, Co-Agents, LC Issuing Banks and Agents referred to therein.
   4.8   Form of Indenture between Hillhaven and State Street Bank and Trust
         Company, as Trustee with respect to the 10 1/8% Senior Subordinated
         Notes due 2001. Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
   4.9   Form of 10 1/8% Senior Subordinated Note due 2001. Exhibit 4.8 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
  4.10   First Supplemental Indenture dated September 27, 1995, among the
         Company, Hillhaven and State Street Bank and Trust Company, as
         Trustee, relating to 10 1/8% Senior Subordinated Notes due 2001.
         Exhibit 4(a) to the Company's Form 10-Q for the quarterly period ended
         September 30, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
  4.11   $200 Million Credit Agreement dated as of August 15, 1996, among (a)
         Atria Communities, Inc., as Borrower; (b) the lending institutions listed on Annex I to the Credit Agreement, as Lenders; (c) PNC Bank,
         National Associations, as Administrative Agent; (d) PNC Bank,
         Kentucky, Inc., as Managing Agent; (e) National City Bank of Kentucky,
         as Documentation Agent, and (f) PNC Bank, National Association,
         National City Bank of Kentucky, and The Toronto-Dominion Bank, New
         York Agency, as Syndication Agents.
  10.1*  Directors and Officers Insurance and Company Reimbursement Policies.
         Exhibit 10.1 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
  10.2*  Vencor, Incorporated Retirement Savings Plan as amended and restated
         as of January 1, 1989. Exhibit 10.13 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-36703) is hereby incorporated by reference.
  10.3*  Amendment No. 1 to the Vencor, Incorporated Retirement Savings Plan
         dated December 7, 1990. Exhibit 4.4 to the Company's Registration
         Statement on Form S-8 (Reg. No. 33-38188) is hereby incorporated by reference.
  10.4*  Amendment No. 2 to the Vencor, Incorporated Retirement Savings Plan
         dated May 15, 1991. Exhibit 10.16 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-43097) is hereby incorporated by reference.
  10.5*  Amendment No. 3 to the Vencor, Incorporated Retirement Savings Plan
         dated November 26, 1991. Exhibit 10.10 to the Company's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
  10.6*  Amendment No. 4 to the Vencor, Incorporated Retirement Savings Plan
         dated January 15, 1992. Exhibit 10.11 to the Company's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
  10.7*  Amendment No. 5 to the Vencor, Incorporated Retirement Savings Plan
         dated January 15, 1992. Exhibit 10.6 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No.
         1-10989) is hereby incorporated by reference.
  10.8*  Amendment No. 6 to the Vencor, Incorporated Retirement Savings Plan
         dated December 22, 1992. Exhibit 10.7 to the Company's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
  10.9*  Amendment No. 7 to the Vencor, Incorporated Retirement Savings Plan,
         dated May 20, 1994. Exhibit 10.9 to the Company's Form 10-K for the
         year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.10*  Amendment No. 8 to the Vencor, Incorporated Retirement Savings Plan,
         dated August 13, 1995. Exhibit 10.10 to the Company's Form 10-K for
         the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.11*  Amendment No. 9 to the Vencor, Incorporated Retirement Savings Plan,
         dated March 27, 1996.
 10.12*  Vencor, Incorporated Retirement Savings Plan Trust Agreement dated
         July 10, 1990 by and between the Company and First Kentucky Trust
         Company, Trustee. Exhibit 10.14 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-36703) is hereby incorporated by reference.
 10.13*  1987 Non-Employee Directors Stock Option Plan. Exhibit 10.10 to the
         Company's Registration Statement on Form S-1 (Reg. No. 33-30212) is
         hereby incorporated by reference.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
 10.14*  1987 Incentive Compensation Program. Exhibit 10.9 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-30212) is hereby incorporated by reference.
 10.15*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 15, 1991. Exhibit 4.4 to the Company's Registration
         Statement on Form S-8 (Reg. No. 33-40949) is hereby incorporated by reference.
 10.16*  Amendments to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 18, 1994. Exhibit 10.13 to the Company's Form 10-K for the
         year ended December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.17*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated February 15, 1995. Exhibit 10.14 to the Company's Form 10-K for
         the year ended December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.18*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated September 27, 1995. Exhibit 10.17 to the Company's Form 10-K for
         the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.19*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 15, 1996.
 10.20*  Form of Vencor, Inc. Incentive Compensation Program Performance Share
         Award, as amended. Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.21*  Vencor, Incorporated Non-Employee Directors Deferred Compensation
         Plan. Exhibit 10.19 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.22*  Amendment to Vencor, Incorporated Non-Employee Directors Deferred
         Compensation Plan dated September 26, 1995. Exhibit 10.20 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.23*  Vencor, Inc. 1997 Incentive Compensation Plan dated December 31, 1996.
 10.24*  Vencor, Inc. Non-Qualified Deferred Compensation Plan dated January 1,
         1996.
 10.25*  Vencor, Inc. 1997 Stock Option Plan for Non-Employee Directors dated
         December 31, 1996.
 10.26*  Vencor, Inc. Employee Benefit Trust Agreement dated December 27, 1990 by and between the Company and First Kentucky Trust Company. Exhibit
         10.20 to the Company's Registration Statement on Form S-1 (Reg. No.
         33-39017) is hereby incorporated by reference.
 10.27*  The Amended Hillhaven Corporation Board of Directors Retirement Plan.
         Exhibit 10.25 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.28*  Deferred Savings Plan of The Hillhaven Corporation. Exhibit 10.26 to
         the Company's Form 10-K for the year ended December 31, 1995 (Comm.
         File No. 1-10989) is hereby incorporated by reference.
 10.29*  The Hillhaven Corporation Annual Incentive Plan, amended as of
         December 6, 1994. Exhibit 10.27 to the Company's Form 10-K for the
         year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.30*  The Amended and Restated Hillhaven Corporation Deferred Compensation
         Plan. Exhibit 10.28 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
 10.31*  The Hillhaven Corporation Supplemental Executive Retirement Plan.
         Exhibit 10.29 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.32*  Form of Indemnification Agreement between Vencor, Inc. and certain of its officers and employees. Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.33*  Form of Vencor, Inc. Change-in-Control Severance Agreement. Exhibit
         10.32 to the Company's Form 10-K for the year ended December 31, 1995
         (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.34   Services Agreement between Hillhaven and Tenet, dated as of January
         31, 1990. Exhibit 10.33 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.35   Government Programs Agreement between Hillhaven and Tenet, dated
         January 31, 1990. Exhibit 10.34 to the Company's Form 10-K for the
         year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.36   Insurance Agreement between Hillhaven and Tenet, dated as of January
         31, 1990. Exhibit 10.35 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.37*  Employee and Employee Benefits Agreement between Hillhaven and Tenet, dated as of January 31, 1990. Exhibit 10.36 to the Company's Form 10-K
         for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.38   Form of Assignment and Assumption of Lease Agreement between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by
         Hillhaven, dated on or prior to January 31, 1990. Exhibit 10.37 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.39   Form of Management Agreement between First Healthcare Corporation and certain Tenet subsidiaries, dated on or prior to January 31, 1990.
         Exhibit 10.38 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.40   Reorganization and Distribution Agreement between Hillhaven and Tenet, dated as of January 8, 1990, as amended on January 30, 1990. Exhibit
         10.39 to the Company's Form 10-K for the year ended December 31, 1995
         (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.41   Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of January 31, 1990. Exhibit 10.40 to the Company's Form 10-K for
         the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.42   First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of October 30, 1990. Exhibit 10.41 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.43   First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 30, 1991. Exhibit 10.42 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
 10.44   Second Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of October 2, 1991. Exhibit 10.43 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
  10.45  Third Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of April 1, 1992. Exhibit 10.44 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
  10.46  Fourth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of November 12, 1992. Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1995 (Comm.
         File No. 1-10989) is hereby incorporated by reference.
  10.47  Fifth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of February 19, 1993. Exhibit 10.46 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
  10.48  Sixth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 28, 1993. Exhibit 10.47 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
  10.49  Seventh Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of May 28, 1993. Exhibit 10.48 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
  10.50  Eighth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of September 2, 1993. Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 1995 (Comm.
         File No. 1-10989) is hereby incorporated by reference.
  10.51  Facility Agreement among First Healthcare Corporation and Certain
         Limited Partnerships, dated as of April 23, 1992 relating to the sale of 32 nursing centers. Exhibit 10.50 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
  10.52  First Amendment to Facility Agreement among First Healthcare
         Corporation and Certain Limited Partnerships, dated as of July 31,
         1992 relating to the sale of 32 nursing centers. Exhibit 10.51 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
  10.53  Forbearance Agreement among First Healthcare Corporation, Medisave
         Pharmacies, Inc. and Certain Limited Partnerships, dated as of August
         25, 1995. Exhibit 10.52 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
  10.54  Letter of Intent dated June 22, 1993 between Hillhaven and Tenet.
         Exhibit 10.53 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
  10.55  Trust Agreement between The Hillhaven Corporation and Wachovia Bank of
         North Carolina, N.A., as Trustee, dated as of January 16, 1995.
         Exhibit 10.55 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
  10.56  Amended and Restated Agreement and Plan of Share Exchange and
         Agreements to Assign Partnership Interests dated as of February 27,
         1995 by and among The Hillhaven Corporation, Nationwide Care, Inc.,
         Phillippe Enterprises, Inc., Meadowvale Skilled Care Center, Inc. and
         Specified Partners of Camelot Care Centers, Evergreen Woods, Ltd. and
         Shangri-La Partnership. Exhibit 10.56 to the Company's Form 10-K for
         the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
  10.57  Amended and Restated Agreement and Plan of Merger. Appendix A to
         Amendment No. 2 to Registration Statement on Form S-4 of Vencor, Inc.
         (Reg. No. 33-59345) is hereby incorporated by reference.

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
  10.58  Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the
         Commission upon request.
  10.59  Parent Guaranty dated as of August 15, 1996 among (a) Atria
         Communities, Inc., as Borrower, (b) Vencor, Inc., as Parent Guarantor,
         (c) First Healthcare Corporation, Northwest Healthcare, Inc., Medisave
         Pharmacies, Inc., Hillhaven of Central Florida, Inc., and Nationwide
         Care, Inc., as Supporting Guarantors, and (d) PNC Bank, National
         Association, as Administrative Agent.
  11     Statement Regarding Computation of Earnings Per Share.
  13.1   Annual Report to Shareholders--Market Prices and Dividend Information
         (for the fiscal year ended December 31, 1996). No portion of this
         Annual Report shall be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.
  21     Subsidiaries of the Company.
  23     Consent of Ernst & Young LLP.
  27     Financial Data Schedule (included only in filings under the Electronic
         Data Gathering, Analysis, and Retrieval System).

--------
  * Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K During Last Quarter of Fiscal Year.

  Not applicable.

(c) Exhibits.

  The response to this portion of Item 14 is submitted as a separate section of this Report.

(d) Financial Statement Schedules.

  The response to this portion of Item 14 is included in appendix page F-21 of this Report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                      VENCOR, INC.

                                          By      /s/ W. Bruce Lunsford
                                            -----------------------------------
                                             W. BRUCE LUNSFORD CHAIRMAN OF THE
                                                BOARD, PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE


    /s/ William C. Ballard Jr.         Director                 March 26, 1997
-------------------------------------
       WILLIAM C. BALLARD JR.

        /s/ Michael R. Barr            Executive Vice           March 26, 1997
-------------------------------------   President, Chief
           MICHAEL R. BARR              Operating Officer
                                        and Director

        /s/ Walter F. Beran            Director                 March 26, 1997
-------------------------------------
           WALTER F. BERAN

        /s/ Donna R. Ecton             Director                 March 26, 1997
-------------------------------------
           DONNA R. ECTON

        /s/ Greg D. Hudson             Director                 March 26, 1997
-------------------------------------
           GREG D. HUDSON

     /s/ Richard A. Lechleiter         Vice President,          March 26, 1997
-------------------------------------   Finance and
        RICHARD A. LECHLEITER           Corporate
                                        Controller
                                        (Principal
                                        Accounting Officer)

      /s/ William H. Lomicka           Director                 March 26, 1997
-------------------------------------
         WILLIAM H. LOMICKA

             SIGNATURES                         TITLE                DATE




       /s/ W. Bruce Lunsford            Chairman of the         March 26, 1997
-------------------------------------    Board, President,
          W. BRUCE LUNSFORD              Chief Executive
                                         Officer (Principal
                                         Executive Officer)
                                         and Director

       /s/ W. Earl Reed, III            Executive Vice          March 26, 1997
-------------------------------------    President, Chief
          W. EARL REED, III              Financial Officer
                                         (Principal
                                         Financial Officer)
                                         and Director

         /s/ R. Gene Smith              Vice Chairman of the    March 26, 1997
-------------------------------------    Board and Director
            R. GENE SMITH

         /s/ Jack O. Vance              Director                March 26, 1997
-------------------------------------
            JACK O. VANCE

                                 VENCOR, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   1996, 1995 and 1994....................................................  F-3
  Consolidated Balance Sheet, December 31, 1996 and 1995..................  F-4
  Consolidated Statement of Stockholders' Equity for the years ended
   December 31, 1996,
   1995 and 1994..........................................................  F-5
  Consolidated Statement of Cash Flows for the years ended December 31,
   1996, 1995 and 1994....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Quarterly Consolidated Financial Information (Unaudited)................ F-20
Financial Statement Schedules (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 1996,
   1995 and 1994.......................................................... F-21

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders Vencor, Inc.

  We have audited the accompanying consolidated balance sheet of Vencor, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index to Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vencor, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                           LOGO
Louisville, Kentucky
February 17, 1997

 VENCOR, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER
        31, 1996, 1995 AND 1994 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                1996        1995        1994
                                             ----------  ----------  ----------
Revenues...................................  $2,577,783  $2,323,956  $2,032,827
                                             ----------  ----------  ----------
Salaries, wages and benefits...............   1,490,938   1,360,018   1,167,181
Supplies...................................     218,083     188,754     162,053
Rent.......................................      77,795      79,476      79,371
Other operating expenses...................     449,335     416,969     366,621
Depreciation and amortization..............      99,533      89,478      79,519
Interest expense...........................      45,922      60,918      62,828
Investment income..........................     (12,203)    (13,444)    (13,126)
Non-recurring transactions.................     125,200     109,423      (4,540)
                                             ----------  ----------  ----------
                                              2,494,603   2,291,592   1,899,907
                                             ----------  ----------  ----------
Income from operations before income taxes.      83,180      32,364     132,920
Provision for income taxes.................      35,175      24,001      46,781
                                             ----------  ----------  ----------
Income from operations.....................      48,005       8,363      86,139
Extraordinary loss on extinguishment of
 debt, net of income
 tax benefit of $14,839 in 1995 and $125 in
 1994......................................           -     (23,252)       (241)
                                             ----------  ----------  ----------
    Net income (loss)......................      48,005     (14,889)     85,898
Preferred stock dividend requirements and
 other items...............................           -      (5,280)     (7,753)
Gain on redemption of preferred stock......           -      10,176           -
                                             ----------  ----------  ----------
    Income (loss) available to common
 stockholders..............................  $   48,005  $   (9,993) $   78,145
                                             ==========  ==========  ==========
Earnings (loss) per common and common
 equivalent share:
 Primary:
  Income from operations...................  $     0.68  $     0.21  $     1.37
  Extraordinary loss on extinguishment of
 debt......................................           -       (0.37)          -
                                             ----------  ----------  ----------
    Net income (loss)......................  $     0.68  $    (0.16) $     1.37
                                             ==========  ==========  ==========
 Fully diluted:
  Income from operations...................  $     0.68  $     0.29  $     1.28
  Extraordinary loss on extinguishment of
 debt......................................           -       (0.32)          -
                                             ----------  ----------  ----------
    Net income (loss)......................  $     0.68  $    (0.03) $     1.28
                                             ==========  ==========  ==========
Shares used in computing earnings (loss)
 per common
 and common equivalent share:
  Primary..................................      70,702      62,318      57,037
  Fully diluted............................      70,702      71,967      69,014


                            See accompanying notes.

     VENCOR, INC. CONSOLIDATED BALANCE SHEET DECEMBER 31, 1996 AND 1995 (IN
                      THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1996        1995
                         ASSETS                         ----------  ----------
Current assets:
 Cash and cash equivalents............................. $  112,466  $   35,182
 Accounts and notes receivable less allowance for loss
  of $23,915--1996 and $16,785--1995...................    420,758     360,147
 Inventories...........................................     24,939      24,862
 Income taxes..........................................     67,808      77,997
 Other.................................................     35,162      26,491
                                                        ----------  ----------
                                                           661,133     524,679
Property and equipment, at cost:
 Land..................................................    113,749     111,232
 Buildings.............................................    975,399     992,992
 Equipment.............................................    435,787     403,338
 Construction in progress (estimated cost to complete
  and equip after December 31, 1996--$50,000)..........     84,835      44,731
                                                        ----------  ----------
                                                         1,609,770   1,552,293
 Accumulated depreciation..............................   (416,608)   (362,199)
                                                        ----------  ----------
                                                         1,193,162   1,190,094
Notes receivable less allowance for loss of $15,305--
 1995..................................................          -      78,090
Intangible assets less accumulated amortization of
 $25,218--1996
 and $22,149--1995.....................................     31,608      42,580
Other..................................................     82,953      77,011
                                                        ----------  ----------
                                                        $1,968,856  $1,912,454
                                                        ==========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................... $  103,518  $   99,887
 Salaries, wages and other compensation................    111,366      99,937
 Other accrued liabilities.............................     71,434      75,617
 Long-term debt due within one year....................     54,692       9,572
                                                        ----------  ----------
                                                           341,010     285,013
Long-term debt.........................................    710,507     778,100
Deferred credits and other liabilities.................     84,053      75,573
Minority interests in equity of consolidated entities..     36,195       1,704
Contingencies
Stockholders' equity:
 Preferred stock, $1.00 par value; authorized 1,000
  shares; none issued and outstanding..................          -           -
 Common stock, $0.25 par value; authorized 180,000
  shares;
  issued 72,615 shares--1996 and 72,158 shares--1995...     18,154      18,040
 Capital in excess of par value........................    713,527     684,377
 Retained earnings.....................................    150,870     102,865
                                                        ----------  ----------
                                                           882,551     805,282
 Common treasury stock; 3,730 shares--1996 and 2,025
  shares--1995.........................................    (85,460)    (33,218)
                                                        ----------  ----------
                                                           797,091     772,064
                                                        ----------  ----------
                                                        $1,968,856  $1,912,454
                                                        ==========  ==========

                            See accompanying notes.

VENCOR, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
   DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   SHARES
                          --------------------------
                                                         PAR VALUE
                                             COMMON  -----------------  CAPITAL IN            COMMON
                          PREFERRED COMMON  TREASURY PREFERRED COMMON   EXCESS OF  RETAINED  TREASURY
                            STOCK   STOCK    STOCK     STOCK    STOCK   PAR VALUE  EARNINGS   STOCK     TOTAL
                          --------- ------  -------- --------- -------  ---------- --------  --------  --------
Balances, December 31,
 1993...................     157    53,208   (2,993)   $ 23    $13,302   $451,027  $ 58,911  $(37,713) $485,550
 Net income.............                                                             85,898              85,898
 Cash dividends on
  preferred stock
  ($82.50 per share) and
  provision for
  redemption value......                                                             (3,066)             (3,066)
 In-kind dividend on
  preferred stock.......       4                          2                 4,506    (4,508)                  -
 Issuance of common
  stock in connection
  with employee benefit
  plans.................               360      121                 89      5,458               1,518     7,065
 Issuance of common
  stock in connection
  with acquisitions.....                        698                         9,089               8,565    17,654
 Exercise of common
  stock purchase
  warrants..............             5,610                       1,403     61,897                        63,300
 Tender of preferred
  stock in connection
  with exercise of
  common stock purchase
  warrants..............     (63)                       (10)              (63,290)                      (63,300)
 Other..................                                                    3,974      (621)              3,353
                            ----    ------   ------    ----    -------   --------  --------  --------  --------
Balances, December 31,
 1994...................      98    59,178   (2,174)     15     14,794    472,661   136,614   (27,630)  596,454
 Net loss...............                                                            (14,889)            (14,889)
 Cash dividends on
  preferred stock
  ($67.98 per share) and
  provision for
  redemption value......                                                             (2,380)             (2,380)
 In-kind dividend on
  preferred stock.......       3                                            2,900    (2,900)                  -
 Issuance of common
  stock in connection
  with employee benefit
  plans.................               664     (150)               166     24,111             (11,098)   13,179
 Issuance of common
  stock in connection
  with acquisitions.....                        439                        (3,227)              5,498     2,271
 Increase in value of
  common stock purchase
  warrants of acquired
  entities..............                                                    9,810    (9,810)                  -
 Public offering of
  common stock..........             2,200                         550     65,944                        66,494
 Conversion of long-term
  debt..................             7,260                       1,815    149,645                       151,460
 Issuance of common
  stock to grantor
  trust.................             3,927   (3,927)               982     87,297             (88,279)        -
 Hillhaven Merger:
 Issuance of common
  stock and related
  income tax benefits...             2,732                         683     51,561                        52,244
 Termination of grantor
  trust.................            (3,786)   3,786               (946)   (87,146)             88,279       187
 Redemption of preferred
  stock.................    (101)                       (15)              (91,253)                      (91,268)
 Other..................               (17)       1                 (4)     2,074    (3,770)       12    (1,688)
                            ----    ------   ------    ----    -------   --------  --------  --------  --------
Balances, December 31,
 1995...................       -    72,158   (2,025)      -     18,040    684,377   102,865   (33,218)  772,064
 Net income.............                                                             48,005              48,005
 Increase in equity
  resulting from initial
  public offering of
  Atria Communities,
  Inc. common stock.....                                                   19,828                        19,828
 Issuance of common
  stock in connection
  with employee benefit
  plans.................               457      246                114      9,223               3,083    12,420
 Repurchase of common
  stock.................                     (1,950)                                          (55,305)  (55,305)
 Other..................                         (1)                           99                 (20)       79
                            ----    ------   ------    ----    -------   --------  --------  --------  --------
Balances, December 31,
 1996...................       -    72,615   (3,730)   $  -    $18,154   $713,527  $150,870  $(85,460) $797,091
                            ====    ======   ======    ====    =======   ========  ========  ========  ========

                            See accompanying notes.

 VENCOR, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
                     31, 1996, 1995 AND 1994 (IN THOUSANDS)

                                                 1996       1995       1994
                                               ---------  ---------  ---------
Cash flows from operating activities:
 Net income (loss)............................ $  48,005  $ (14,889) $  85,898
 Adjustments to reconcile net income (loss) to
  net cash
  provided by operating activities:
  Depreciation and amortization...............    99,533     89,478     79,519
  Deferred income taxes.......................   (34,814)   (23,570)     5,526
  Extraordinary loss on extinguishment of
   debt.......................................         -     38,091        366
  Non-recurring transactions..................   121,789    102,166      2,500
  Other.......................................     5,685     14,809     (1,575)
  Change in operating assets and liabilities:
   Accounts and notes receivable..............   (64,304)  (107,761)   (63,247)
   Inventories and other assets...............     1,284     (3,478)    12,385
   Accounts payable...........................     2,165     22,157      4,718
   Other accrued liabilities..................     4,196     (3,366)     6,946
                                               ---------  ---------  ---------
     Net cash provided by operating
      activities..............................   183,539    113,637    133,036
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Purchase of property and equipment...........  (135,027)  (136,893)  (111,486)
 Acquisition of healthcare businesses and
  previously leased facilities................   (26,236)   (59,343)   (36,391)
 Sale of assets...............................     9,147        899      6,530
 Collection of notes receivable...............    78,151      4,715      8,965
 Net change in investments....................      (445)   (12,779)    14,046
 Other........................................    (6,576)    (8,241)     3,032
                                               ---------  ---------  ---------
     Net cash used in investing activities....   (80,986)  (211,642)  (115,304)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving
  lines of credit.............................    (1,500)   161,600     21,000
 Issuance of long-term debt...................    10,495    438,052     18,599
 Repayment of long-term debt..................   (31,586)  (474,896)   (75,124)
 Public offering of common stock..............    52,247     66,494          -
 Other issuances of common stock..............     2,242      6,520      1,289
 Repurchase of common stock...................   (55,305)         -          -
 Redemption of preferred stock................         -    (91,268)         -
 Payment of dividends.........................         -     (2,779)    (3,070)
 Other........................................    (1,862)    (9,554)    (2,338)
                                               ---------  ---------  ---------
     Net cash provided by (used in) financing
      activities..............................   (25,269)    94,169    (39,644)
                                               ---------  ---------  ---------
Change in cash and cash equivalents...........    77,284     (3,836)   (21,912)
Cash and cash equivalents at beginning of
 period.......................................    35,182     39,018     60,930
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 112,466  $  35,182  $  39,018
                                               =========  =========  =========
Supplemental information:
 Interest payments............................ $  46,527  $  69,916  $  59,733
 Income tax payments..........................    55,303     42,218     37,332

                            See accompanying notes.

                                 VENCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 REPORTING ENTITY

  Vencor, Inc. ("Vencor" or "the Company") operates an integrated network of healthcare services in forty-one states primarily focused on the needs of the elderly. At December 31, 1996, Vencor operated 38 hospitals (3,325 licensed beds), 313 nursing centers (39,619 licensed beds), a contract services business ("Vencare") which provides respiratory therapy, rehabilitation therapy, subacute medical services and pharmacy management services to nursing centers and other healthcare providers and 21 assisted and independent living communities with 2,942 units.

  On September 28, 1995, Vencor consummated a merger with The Hillhaven Corporation ("Hillhaven") in a tax-free, stock-for-stock transaction (the "Hillhaven Merger"). See Note 2.

  Prior to its merger with Vencor, Hillhaven consummated a merger with Nationwide Care, Inc. ("Nationwide") on June 30, 1995 in a tax-free, stock-for-stock transaction (the "Nationwide Merger"). See Note 3.

  In the third quarter of 1996, Vencor completed an initial public offering related to its assisted and independent living business through the issuance of 5,750,000 common shares of Atria Communities, Inc. ("Atria") (the "IPO"). See Note 4.

 BASIS OF PRESENTATION

  The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated.

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

  The Hillhaven Merger and the Nationwide Merger have been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements included herein give retroactive effect to these transactions and include the combined operations of Vencor, Hillhaven and Nationwide for all periods presented.

  In connection with the IPO, Vencor retained a controlling interest in Atria. Accordingly, the accounts of Atria continue to be consolidated with those of Vencor, and the Company has recorded minority interests in the earnings and equity of Atria since consummation of the IPO.

 REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 REVENUES (CONTINUED)

  A summary of revenues by payor type follows (dollars in thousands):

                                                1996        1995        1994
                                             ----------  ----------  ----------
Medicare.................................... $  822,589  $  691,297  $  554,443
Medicaid....................................    821,828     776,278     731,491
Commercial and other........................    972,906     865,820     747,267
                                             ----------  ----------  ----------
                                              2,617,323   2,333,395   2,033,201
Elimination.................................    (39,540)     (9,439)       (374)
                                             ----------  ----------  ----------
                                             $2,577,783  $2,323,956  $2,032,827
                                             ==========  ==========  ==========

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

 PROPERTY AND EQUIPMENT

  Depreciation expense, computed by the straight-line method, was $91.6 million in 1996, $79.7 million in 1995, and $71.6 million in 1994. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

  During 1996, Vencor adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See Note 5.

 INTANGIBLE ASSETS

  Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method over periods ranging from 10 to 25 years. Noncompete agreements and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

 PROFESSIONAL LIABILITY RISKS

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 EARNINGS PER COMMON SHARE

  Share and per share amounts have been retroactively restated to reflect a 3-for-2 stock split distributed in October 1994.

  The computation of earnings per common and common equivalent share give retroactive effect to the Hillhaven Merger and the Nationwide Merger and is based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting primarily of stock options. In addition, the 1995 and 1994 computations also include the dilutive effect of convertible debt securities.

  During 1995, all convertible debt securities were redeemed in exchange for cash or converted into Vencor common stock. Accordingly, the computation of fully diluted earnings per common share assumes that the equivalent number of common shares underlying such debt securities were outstanding during the entire year even though the result thereof is antidilutive.

  In connection with the Hillhaven Merger, Vencor realized a gain of approximately $10.2 million upon the cash redemption of Hillhaven preferred stock. Although the gain had no effect on net income, fully diluted earnings per common and common equivalent share were increased by $0.14.

NOTE 2--HILLHAVEN MERGER

  On September 27, 1995, the stockholders of both Vencor and Hillhaven approved the Hillhaven Merger, effective September 28, 1995. In connection with the Hillhaven Merger, Vencor issued approximately 31,651,000 shares of common stock in exchange for all of the outstanding common stock of Hillhaven (an exchange ratio of 0.935 of a share of Vencor common stock for each share of Hillhaven common stock).

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

                                             NON-RECURRING
                          VENCOR  HILLHAVEN  TRANSACTIONS  ELIMINATION CONSOLIDATED
                         -------- ---------- ------------- ----------- ------------
Nine months ended
 September 30,
 1995 (unaudited):
  Revenues.............. $411,233 $1,322,873   $(24,500)     $(3,775)   $1,705,831
  Income (loss) from
 operations.............   31,566     41,367    (93,561)           -       (20,628)
  Net income (loss).....   30,711     20,235    (93,561)           -       (42,615)
 1994:
  Revenues.............. $400,018 $1,633,183   $      -      $  (374)   $2,032,827
  Income from
 operations.............   31,416     51,976      2,747            -        86,139
  Net income............   31,416     51,735      2,747            -        85,898

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

                                                    NON-RECURRING
                              HILLHAVEN  NATIONWIDE TRANSACTIONS  CONSOLIDATED
                              ---------- ---------- ------------- ------------
Six months ended June 30,
 1995 (unaudited):
  Revenues................... $  803,793  $ 66,800     $     -     $  870,593
  Income from operations.....     23,837     2,147      (3,686)        22,298
  Net income.................     23,459      (266)     (3,686)        19,507
1994:
  Revenues................... $1,509,729  $123,454     $     -     $1,633,183
  Income from operations.....     47,178     4,798       2,747         54,723
  Net income.................     46,937     4,798       2,747         54,482

NOTE 4--INITIAL PUBLIC OFFERING OF ATRIA

  In the third quarter of 1996, Vencor completed the IPO, the net proceeds from which aggregated approximately $52.2 million. At December 31, 1996, Vencor owned 10,000,000 shares, or 63.2%, of Atria's outstanding common stock. Significant agreements related to the IPO are discussed below.

 Credit Facility

  Concurrently with the consummation of the IPO, Atria entered into a bank credit facility (the "Atria Credit Facility"), which matures in four years and may be extended at the option of the banks for an additional year. The Atria Credit Facility aggregates up to $200 million, including a letter of credit option not to exceed $70 million. Loans under the Atria Credit Facility bear interest, at Atria's option, at either (i) a base rate based on PNC Bank's prime rate or the daily federal funds rate or (ii) a LIBOR rate, plus an additional percentage based on certain leverage ratios. The obligations under the Atria Credit Facility are secured by substantially all of Atria's property, the capital stock of Atria's present and future principal subsidiaries and all intercompany indebtedness owned to Atria by its subsidiaries. The Atria Credit Facility is conditioned upon, among other things, Vencor's ownership of at least 30% of Atria's common stock.

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

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--INITIAL PUBLIC OFFERING OF ATRIA (CONTINUED)

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

NOTE 5--NON-RECURRING TRANSACTIONS

 1996

  In the fourth quarter of 1996, Vencor recorded pretax charges aggregating $125.2 million primarily to complete the integration of Hillhaven. In November 1996, Vencor executed a definitive agreement to sell 34 underperforming or non-strategic nursing centers in early 1997. A charge of $65.3 million was recorded in connection with the disposition. In addition, Vencor's previously independent institutional pharmacy business, acquired as part of the Hillhaven Merger, was integrated into Vencare, resulting in a charge of $39.6 million related primarily to costs associated with employee severance and benefit costs (approximately 500 employees), facility close-down expenses and the writeoff of certain deferred costs for services to be discontinued. A provision for loss totaling $20.3 million related to the planned replacement of one hospital and three nursing centers was also recorded in the fourth quarter.

 1995

  In the third quarter of 1995, Vencor recorded pretax charges aggregating $128.4 million primarily in connection with the consummation of the Hillhaven Merger. The charges included (i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs (approximately 500 employees), (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of charges to reflect Vencor's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues (recorded as a reduction of revenues). During 1996, activities related to the elimination of duplicative corporate and operational functions was substantially completed, and management expects that the disposition of certain nursing center properties will be concluded in 1997.

  Pretax charges aggregating $5.5 million were recorded in the second quarter primarily in connection with the Nationwide Merger.

 1994

  In the first quarter of 1994, Vencor recorded a pretax charge of $2.5 million in connection with the prior disposition of certain nursing centers. Operating results in the fourth quarter of 1994 include a pretax gain of $7 million on the sale of assets.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--BUSINESS COMBINATIONS OTHER THAN HILLHAVEN AND NATIONWIDE

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

  The following is a summary of acquisitions consummated during the last three years under the purchase method of accounting (dollars in thousands):

                                                    1996      1995      1994
                                                  --------  --------  --------
Fair value of assets acquired.................... $ 26,621  $ 78,893  $ 54,045
Fair value of liabilities assumed................     (385)  (16,475)        -
                                                  --------  --------  --------
  Net assets acquired............................   26,236    62,418    54,045
Cash received from acquired entities.............        -      (804)        -
Issuance of common stock.........................        -    (2,271)  (17,654)
                                                  --------  --------  --------
  Net cash paid for acquisitions................. $ 26,236  $ 59,343  $ 36,391
                                                  ========  ========  ========

  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $4.8 million in 1996, $9.7 million in 1995 and $8.3 million in 1994.

NOTE 7--INCOME TAXES

  Provision for income taxes consists of the following (dollars in thousands):

                                                    1996      1995      1994
                                                  --------  --------  --------
Current:
 Federal......................................... $ 59,470  $ 40,008  $ 34,697
 State...........................................   10,519     7,563     6,558
                                                  --------  --------  --------
                                                    69,989    47,571    41,255
Deferred.........................................  (34,814)  (23,570)    5,526
                                                  --------  --------  --------
                                                  $ 35,175  $ 24,001  $ 46,781
                                                  ========  ========  ========

  Reconciliation of federal statutory rate to effective income tax rate follows:

                                                    1996      1995      1994
                                                  --------  --------  --------
Federal statutory rate...........................     35.0%     35.0%     35.0%
State income taxes, net of federal income tax
 benefit.........................................      3.6       4.3       4.0
Merger and restructuring costs...................      3.5      34.6         -
Targeted jobs tax credits........................        -         -      (4.5)
Other items, net.................................      0.2       0.3       0.7
                                                  --------  --------  --------
  Effective income tax rate......................     42.3%     74.2%     35.2%
                                                  ========  ========  ========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--INCOME TAXES (CONTINUED)

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (dollars in thousands):

                                                1996                1995
                                        -------------------- -------------------
                                         ASSETS  LIABILITIES ASSETS  LIABILITIES
                                        -------- ----------- ------- -----------
Depreciation........................... $      -   $47,256   $     -   $40,912
Insurance..............................   12,058         -    10,269         -
Doubtful accounts......................   37,989         -    26,723         -
Property...............................   34,767         -    10,148         -
Compensation...........................   17,030         -    19,133         -
Other..................................   33,120    19,990    16,127     8,584
                                        --------   -------   -------   -------
                                        $134,964   $67,246   $82,400   $49,496
                                        ========   =======   =======   =======

  Management believes that the deferred tax assets in the table above will ultimately be realized. Management's conclusion is based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1996.

  Deferred income taxes totaling $62.4 million and $54.7 million at December 31, 1996 and 1995, respectively, are included in other current assets. Noncurrent deferred income taxes, included in other long-term assets, totaled $5.3 million at December 31, 1996. Noncurrent deferred income taxes at December 31, 1995 totaling $21.8 million are included principally in deferred credits and other liabilities.

NOTE 8--PROFESSIONAL LIABILITY RISKS

  Vencor has insured a substantial portion of its professional liability risks through a wholly owned insurance subsidiary since June 1, 1994. Provisions for such risks underwritten by the subsidiary were $10.4 million for 1996, and $11.1 million for 1995, and $6.9 million for 1994.

  Amounts funded for the payment of claims and expenses incident thereto, included principally in cash and cash equivalents and other assets, aggregated $20.7 million and $17.5 million at December 31, 1996 and 1995, respectively. Allowances for professional liability risks, included principally in deferred credits and other liabilities, were $21.6 million and $15.9 million at December 31, 1996 and 1995, respectively.

NOTE 9--LONG-TERM DEBT

 CAPITALIZATION

  A summary of long-term debt at December 31 follows (dollars in thousands):

                                                               1996      1995
                                                             --------  --------
Senior collateralized debt, 4.4% to 12% (rates generally
 floating) payable in periodic installments through 2019...  $119,634  $140,813
Non-interest bearing residential mortgage bonds, payable in
 periodic installments through 2040........................    33,917    33,344
Bank revolving credit agreements due 2001 (floating rates
 averaging 6.3%)...........................................   333,100   205,600
Bank term loans (floating rates averaging 6.3%) payable in
 periodic installments
 through 2001..............................................   271,000   400,000
10 1/8% Senior Subordinated Notes due 2001.................     3,291     3,289
Other......................................................     4,257     4,626
                                                             --------  --------
  Total debt, average life of seven years (rates averaging
 5.9%).....................................................   765,199   787,672
Amounts due within one year................................   (54,692)   (9,572)
                                                             --------  --------
  Long-term debt...........................................  $710,507  $778,100
                                                             ========  ========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT (CONTINUED)

 CREDIT FACILITY

  Concurrent with the consummation of the Hillhaven Merger, Vencor entered into a five and one-half year $1 billion bank credit facility (the "Vencor $1 Billion Credit Facility") comprising a $400 million term loan and a $600 million revolving credit facility. The Vencor $1 Billion Credit Facility was established to finance the redemption of Hillhaven preferred stock, repay certain higher rate debt and borrowings under prior revolving credit agreements discussed below, and provide sufficient credit for future expansion. Interest is payable at rates up to either (i) the prime rate plus 1/4% or the daily federal funds rate plus 3/4%, (ii) LIBOR plus 1 1/4% or
(iii) the bank certificate of deposit rate plus 1 3/8%. Outstanding borrowings under the $400 million term loan are payable in various installments beginning in 1997. The Vencor $1 Billion Credit Facility is collateralized by the capital stock of certain subsidiaries and contains covenants which require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock.

 REFINANCING ACTIVITIES

  During 1995, Vencor recorded $23.3 million of after-tax losses from refinancing of long-term debt, substantially all of which was incurred in connection with the Hillhaven Merger. Amounts refinanced in 1995 included $171 million of 10 1/8% Senior Subordinated Notes due 2001 (the "10 1/8% Notes"), $112 million of outstanding borrowings under prior revolving credit agreements, and $173 million of other senior debt.

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

 OTHER INFORMATION

  On October 30, 1995, Vencor entered into certain interest rate swap agreements to eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding. The agreements expire in April 1997 ($100 million), October 1997 ($200 million) and April 1998 ($100 million) and provide for fixed rates at 5.7% plus 1/2% to 1 1/4%.

  Maturities of long-term debt in years 1998 through 2001 are $66 million, $82 million, $111 million and $313 million, respectively.

  The estimated fair value of Vencor's long-term debt was $752 million and $777 million at December 31, 1996 and 1995, respectively, compared to carrying amounts aggregating $765 million and $788 million. The estimate of fair value includes the effect of the interest rate swap agreement and is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to Vencor for debt of the same remaining maturities.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--LEASES

  Vencor leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments and related sublease income under non-cancelable operating leases are as follows (dollars in thousands):

                                                               MINIMUM  SUBLEASE
                                                               PAYMENTS  INCOME
                                                               -------- --------
1997.......................................................... $48,341  $ 8,519
1998..........................................................  42,265    7,335
1999..........................................................  36,681    6,317
2000..........................................................  32,655    6,116
2001..........................................................  23,011    4,962
Thereafter....................................................  61,414   17,608

  Sublease income aggregated $8.8 million, $13.7 million and $13.2 million for 1996, 1995 and 1994, respectively.

NOTE 11--CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

  Management believes that allowances for losses have been provided to the extent necessary and that its assessment of contingencies is reasonable. Management believes that resolution of contingencies will not materially affect Vencor's liquidity, financial position or results of operations.

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

  Guarantees of indebtedness--Letters of credit and guarantees of indebtedness aggregated $29 million at December 31, 1996.

  Income taxes--Vencor is contesting adjustments proposed by the Internal Revenue Service for years 1990, 1991 and 1992.

  Litigation--Various suits and claims arising in the ordinary course of business are pending against Vencor.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--CAPITAL STOCK

 PLAN DESCRIPTIONS

  In September 1995, Vencor common stockholders voted to increase the number of authorized shares of common stock from 60 million to 180 million and increase the number of common shares issuable under certain employee benefit plans from approximately 3.2 million to 6.9 million. At December 31, 1996, approximately 5.6 million shares of common stock were reserved for issuance under Vencor's stock compensation plans.

  Vencor has plans under which options to purchase common stock may be granted to officers, employees and certain directors. Options have been granted at not less than market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending ten years after grant. Activity in the plans is summarized below:

                                       SHARES                        WEIGHTED
                                        UNDER      OPTION PRICE      AVERAGE
                                       OPTION       PER SHARE     EXERCISE PRICE
                                      ---------  ---------------- --------------
Balances, December 31, 1993.......... 1,660,826  $ 0.53 to $24.25
  Granted............................   536,239   11.53 to  22.75
  Exercised..........................  (102,230)   0.53 to  22.09
  Canceled or expired................   (48,185)   5.35 to  22.09
                                      ---------
Balances, December 31, 1994.......... 2,046,650    0.53 to  24.25
  Granted............................ 1,537,820   11.50 to  32.50
  Exercised..........................  (593,918)   0.53 to  29.14
  Canceled or expired................   (51,151)   5.35 to  28.50
                                      ---------
Balances, December 31, 1995.......... 2,939,401    0.53 to  32.50
  Granted............................ 1,467,451   25.50 to  38.38     $26.02
  Exercised..........................  (368,758)   0.53 to  28.50       6.10
  Canceled or expired................  (351,271)  14.17 to  32.63      26.65
                                      ---------
Balances, December 31, 1996.......... 3,686,823  $ 0.53 to $38.38     $23.54
                                      =========

  A summary of stock options outstanding at December 31, 1996 follows:

                                 OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                         ----------------------------------- ---------------------
                            NUMBER                              NUMBER
                         OUTSTANDING                WEIGHTED EXERCISABLE  WEIGHTED
                              AT        REMAINING   AVERAGE       AT      AVERAGE
   RANGE OF              DECEMBER 31,  CONTRACTUAL  EXERCISE DECEMBER 31, EXERCISE
EXERCISE PRICES              1996         LIFE       PRICE       1996      PRICE
---------------          ------------ ------------- -------- ------------ --------
$0.53 to $5.95..........    219,032    1 to 4 years  $ 2.87     219,032    $ 2.87
$14.17 to $24.25........    821,635    5 to 7 years   19.08     629,517     18.99
$25.50 to $38.38........  2,646,156   8 to 10 years   26.63     294,139     27.49
                          ---------                           ---------
                          3,686,823                  $23.54   1,142,688    $18.09
                          =========                           =========

  The weighted average remaining contractual life of options outstanding at December 31, 1996 approximated eight years. Shares of common stock available for future grants were 1,387,396 at December 31, 1996 and 2,470,066 at December 31, 1995.

  In 1995, Vencor issued long-term incentive agreements to certain officers and key employees whereby the Company may annually issue shares of common stock to such individuals in satisfaction of predetermined performance goals. Share awards aggregated 80,913 for 1996 and 92,500 for 1995.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 12--CAPITAL STOCK (CONTINUED)

 PLAN DESCRIPTIONS (CONTINUED)

  In 1993, Vencor adopted a Shareholder Rights Plan under which common stockholders have the right to purchase Series A Preferred Stock in the event of accumulation of or tender offer for 15% or more of Vencor's common stock. The rights will expire in 2003 unless redeemed earlier by Vencor.

 STATEMENT NO. 123 DATA

  Vencor has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Vencor's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if Vencor has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of such options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.33% for 1996 and 1995; no dividend yield; expected term of seven years and volatility factors of the expected market price of the Company's common stock of .24 for 1996 and .25 for 1995.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Vencor's employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair values of options granted during 1996 and 1995 under the Black-Scholes model were $10.95 and $11.74, respectively. Pro forma information follows (in thousands except per share amounts):

                                                              1996     1995
                                                             ------- --------
Pro forma income (loss) available to common stockholders.... $42,530 $(10,842)
Pro forma earnings (loss) per common and common equivalent
 share:
 Primary....................................................    0.61    (0.17)
 Fully diluted..............................................    0.61    (0.05)

  Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--EMPLOYEE BENEFIT PLANS

  Vencor maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and are generally vested based upon length of service. Retirement plan expense was $8.8 million for 1996, $9.7 million for 1995 and $7.0 million for 1994. Amounts equal to retirement plan expense are funded annually.

NOTE 14--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (dollars in thousands):

                                                                 1996    1995
                                                                ------- -------
Interest....................................................... $ 3,502 $ 3,582
Taxes other than income........................................  20,238  22,000
Patient accounts...............................................  17,919  13,319
Merger related costs...........................................  16,640  19,071
Other..........................................................  13,135  17,645
                                                                ------- -------
                                                                $71,434 $75,617
                                                                ======= =======

NOTE 15--SPIN-OFF AND RELATED TRANSACTIONS

  Hillhaven became an independent public company in January 1990 as a result of a spin-off transaction with Tenet Healthcare Corporation (formerly National Medical Enterprises, Inc.) ("Tenet"). The following is a summary of significant transactions with Tenet:

  Debt guarantees--Tenet and Vencor are parties to a guarantee agreement under which Vencor pays a fee to Tenet in consideration for Tenet's guarantee of certain Vencor obligations. Such fees totaled $3.0 million in 1996, $3.8 million in 1995, and $5.0 million in 1994.

  Insurance--Prior to June 1, 1994, substantially all of the professional and general liability risks of Hillhaven were insured by a subsidiary of Tenet. Provisions for loss were $3.1 million in 1994.

  Leases--Vencor leases certain nursing centers from a joint venture in which Tenet has a minority interest. Lease payments to the joint venture aggregated $10.3 million, $9.9 million and $9.3 million for 1996, 1995 and 1994, respectively.

  Equity ownership--At December 31, 1996, Tenet owned 8,301,067 shares of Vencor common stock. Prior to the Hillhaven Merger, Tenet also owned all of Hillhaven's outstanding Series C and Series D Preferred Stock.

  Management agreements--Fees paid by Tenet for management, consulting and advisory services in connection with the operation of seven nursing centers owned or leased by Tenet aggregated $2.7 million in both 1996 and 1995 and $2.5 million in 1994.

NOTE 16--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (dollars in thousands):

                                                  1996              1995
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
Cash and cash equivalents.................. $112,466 $112,466 $ 35,182 $ 35,182
Notes receivable...........................        -        -   88,729   89,992
Long-term debt, including amounts due
 within one year...........................  765,199  751,843  787,672  777,090

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--STOCK REPURCHASE PROGRAM

  In June 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of Vencor common stock. As of December 31, 1996, Vencor had repurchased 1,950,000 shares at an aggregate cost of approximately $55.3 million.

NOTE 18--EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITORS

  On March 21, 1997, Vencor completed the acquisition of TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and nursing center operator (the "TheraTx Merger"). Under the terms of the merger agreement, Vencor paid $17.10 cash for each outstanding share of TheraTx common stock, which aggregated approximately 20.6 million shares at December 31, 1996. The TheraTx Merger will be recorded using the purchase method of accounting.

  In connection with the TheraTx Merger, Vencor entered into a new five-year bank credit facility aggregating $1.6 billion on March 18, 1997, replacing the Vencor $1 Billion Credit Facility.

   VENCOR, INC. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (IN
                     THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                1996
                                 --------------------------------------------
                                  FIRST       SECOND      THIRD       FOURTH
                                 --------    --------    --------    --------
Revenues.......................  $626,337    $634,554    $650,551    $666,341
Net income (loss)(a)...........    27,610      30,865      33,558     (44,028)
Per common share:
 Primary earnings (loss).......      0.39        0.43        0.48      (0.64)
 Fully diluted earnings (loss).      0.39        0.43        0.48      (0.64)
 Market prices (b):
  High.........................       39 7/8       35         34 1/2      33 1/4
  Low..........................       31 1/2      28 1/8      25 1/2      27 1/2

                                                1995
                                 --------------------------------------------
                                  FIRST       SECOND      THIRD       FOURTH
                                 --------    --------    --------    --------
Revenues.......................  $552,178    $578,314    $575,339    $618,125
Net income (loss):
 Income (loss) from operations
 (c)...........................    21,172      21,087     (62,887)     28,991
 Extraordinary loss on
 extinguishment of debt........       (66)     (2,725)    (19,196)     (1,265)
  Net income (loss)............    21,106      18,362     (82,083)     27,726
Per common share:
 Primary earnings (loss):
  Income (loss) from operations
 (c)...........................      0.33        0.32       (0.91)       0.43
  Extraordinary loss on
 extinguishment of debt........         -       (0.05)      (0.32)      (0.02)
   Net income (loss)...........      0.33        0.27       (1.23)       0.41
 Fully diluted earnings (loss):
  Income (loss) from operations
 (c)...........................      0.31        0.30       (0.91)       0.41
  Extraordinary loss on
 extinguishment of debt........         -       (0.04)      (0.32)      (0.02)
   Net income (loss)...........      0.31        0.26       (1.23)       0.39
 Market prices (b):
  High.........................        37          38         36 1/8      33 3/4
  Low..........................       27 1/8      28 1/2      28 1/4       26

--------
(a) Fourth quarter results includes $79.9 million ($1.16 per share) of costs in connection with the sale of 34 nursing centers, the restructuring of the pharmacy operations and the planned replacement of certain facilities. See Note 5 of the Notes to Consolidated Financial Statements.

(b) Vencor common stock is traded on the New York Stock Exchange (ticker symbol--VC).

(c) Second quarter results include $3.7 million ($0.05 per share) of costs related to the Nationwide Merger. Third quarter loss includes $89.9 million ($1.50 per share) of costs related to the Hillhaven Merger. See
    Note 5 of the Notes to Consolidated Financial Statements.

   VENCOR, INC. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS
             ENDED DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS)

                                          ADDITIONS
                                    -----------------------
                         BALANCE AT CHARGED TO   CHARGED TO                    BALANCE
                         BEGINNING  COSTS AND      OTHER          DEDUCTIONS   AT END
                         OF PERIOD   EXPENSES     ACCOUNTS        OR PAYMENTS OF PERIOD
                         ---------- ----------   ----------       ----------- ---------
Allowances for loss on
 accounts and
 notes receivable:
  Year ended December
 31, 1994...............  $21,316    $ 9,055      $   (344)(a)     $ (1,762)   $28,265
  Year ended December
 31, 1995...............   28,265      7,851             -           (4,026)    32,090
  Year ended December
 31, 1996...............   32,090     15,001             -          (23,176)    23,915
Allowances for loss on
 assets held
 for disposition:
  Year ended December
 31, 1994...............  $56,646    $     -      $(56,646)(a)(b)  $      -    $     -
  Year ended December
 31, 1995...............        -     26,900(c)          -                -     26,900
  Year ended December
 31, 1996...............   26,900     64,000(d)          -          (22,812)    68,088

--------
(a) Adjustment to reflect change in fiscal year of acquired entities.

(b) Includes $54.6 million related to reinstatement of assets previously held for disposition.

(c) Reflects provision for loss associated with the planned disposition of certain nursing center properties recorded in connection with the Hillhaven Merger.

(d) Reflects provision for loss associated with the sale of 34 nursing centers and the planned replacement of one hospital and three nursing centers.