Form 10-Q
period 1997-03-31
VENCOR INC
filed 1997-04-24
CIK 740260

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS OF COMMON STOCK                   OUTSTANDING AT MARCH 31, 1997
      ----------------------------               -----------------------------
      Common stock, $.25 par value                     69,025,884 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 16

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Consolidated Statement of Income--for the three
           months ended
           March 31, 1997 and 1996.......................................     3
          Condensed Consolidated Balance Sheet--March 31, 1997 and
           December 31, 1996.............................................     4
          Condensed Consolidated Statement of Cash Flows--for the three months ended
           March 31, 1997 and 1996.......................................     5
          Notes to Condensed Consolidated Financial Statements...........     6
          Management's Discussion and Analysis of Financial Condition and
 Item 2.   Results of Operations.........................................     9
 PART II. OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K...............................    14

                                  VENCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1997      1996
                                                           --------  --------
Revenues.................................................. $680,696  $626,337
                                                           --------  --------
Salaries, wages and benefits..............................  396,573   372,318
Supplies..................................................   66,033    62,108
Rent......................................................   18,948    19,167
Other operating expenses..................................  109,786    94,155
Depreciation and amortization.............................   24,372    24,793
Interest expense..........................................   10,660    12,480
Investment income.........................................   (1,567)   (3,578)
                                                           --------  --------
                                                            624,805   581,443
                                                           --------  --------
Income from operations before income taxes................   55,891    44,894
Provision for income taxes................................   21,909    17,284
                                                           --------  --------
Income from operations....................................   33,982    27,610
Extraordinary loss on extinguishment of debt, net of
 income tax benefit.......................................   (2,259)        -
                                                           --------  --------
    Net income............................................ $ 31,723  $ 27,610
                                                           ========  ========
Earnings per common and common equivalent share:
 Primary:
  Income from operations.................................. $   0.48  $   0.39
  Extraordinary loss on extinguishment of debt............    (0.03)        -
                                                           --------  --------
    Net income............................................ $   0.45  $   0.39
                                                           ========  ========
 Fully diluted:
  Income from operations.................................. $   0.48  $   0.39
  Extraordinary loss on extinguishment of debt............    (0.03)        -
                                                           --------  --------
    Net income............................................ $   0.45  $   0.39
                                                           ========  ========
Shares used in computing earnings per common and common
 equivalent share:
 Primary..................................................   70,207    71,455
 Fully diluted............................................   70,621    71,455


                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 31,   DECEMBER 31,
                                                           1997         1996
                                                        ----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents............................  $  111,315   $  112,466
 Accounts and notes receivable less allowance for loss
  of
  $40,218--March 31 and $23,915--December 31..........     584,253      420,758
 Inventories..........................................      32,848       24,939
 Income taxes.........................................      70,596       67,808
 Other................................................      41,997       35,162
                                                        ----------   ----------
                                                           841,009      661,133
Property and equipment, at cost.......................   1,792,342    1,609,770
Accumulated depreciation..............................    (438,460)    (416,608)
                                                        ----------   ----------
                                                         1,353,882    1,193,162
Intangible assets less accumulated amortization of
 $25,245--March 31
 and $25,218--December 31.............................     374,573       31,608
Other.................................................      91,242       82,953
                                                        ----------   ----------
                                                        $2,660,706   $1,968,856
                                                        ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................  $  130,157   $  103,518
 Salaries, wages and other compensation...............     176,957      111,366
 Other accrued liabilities............................      85,690       71,434
 Long-term debt due within one year...................      20,515       54,692
                                                        ----------   ----------
                                                           413,319      341,010
Long-term debt........................................   1,286,843      710,507
Deferred credits and other liabilities................      89,790       84,053
Minority interests in equity of consolidated entities.      37,271       36,195
Stockholders' equity:
 Common stock, $.25 par value; authorized 180,000
  shares;
  issued 72,727 shares--March 31 and 72,615 shares--
  December 31.........................................      18,182       18,154
 Capital in excess of par value.......................     717,808      713,527
 Retained earnings....................................     182,593      150,870
                                                        ----------   ----------
                                                           918,583      882,551
 Common treasury stock; 3,701 shares--March 31 and
  3,730 shares--December 31...........................     (85,100)     (85,460)
                                                        ----------   ----------
                                                           833,483      797,091
                                                        ----------   ----------
                                                        $2,660,706   $1,968,856
                                                        ==========   ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               1997     1996
                                                             --------  -------
Cash flows from operating activities:
 Net income................................................. $ 31,723  $27,610
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................   24,372   24,793
  Deferred income taxes.....................................        -      885
  Extraordinary loss on extinguishment of debt..............    3,672        -
  Other.....................................................    2,216    5,752
  Changes in operating assets and liabilities:
   Accounts and notes receivable............................  (39,364) (38,827)
   Inventories and other assets.............................   (6,200)     554
   Accounts payable.........................................   16,568   15,112
   Income taxes.............................................   19,737   10,122
   Other accrued liabilities................................    7,303   (8,021)
                                                             --------  -------
    Net cash provided by operating activities...............   60,027   37,980
                                                             --------  -------
Cash flows from investing activities:
 Purchase of property and equipment.........................  (60,887) (27,052)
 Acquisition of TheraTx, Incorporated....................... (336,458)       -
 Acquisition of healthcare businesses and previously leased
  facilities................................................   (9,652)       -
 Sale of assets.............................................   10,342      396
 Collection of notes receivable.............................      420    1,875
 Net change in investments..................................   (1,234)    (314)
 Other......................................................     (749)  (7,019)
                                                             --------  -------
    Net cash used in investing activities................... (398,218) (32,114)
                                                             --------  -------
Cash flows from financing activities:
 Net change in borrowings under revolving lines of credit...  344,950    4,100
 Issuance of long-term debt.................................      868    1,363
 Repayment of long-term debt................................   (5,079)  (6,019)
 Payment of deferred financing costs........................   (4,225)       -
 Issuance of common stock...................................      604      900
 Other......................................................      (78)     (73)
                                                             --------  -------
    Net cash provided by financing activities...............  337,040      271
                                                             --------  -------
Change in cash and cash equivalents.........................   (1,151)   6,137
Cash and cash equivalents at beginning of period............  112,466   35,182
                                                             --------  -------
Cash and cash equivalents at end of period.................. $111,315  $41,319
                                                             ========  =======
Supplemental information:
 Interest payments.......................................... $ 12,520  $12,466
 Income tax payments........................................    1,210    6,529

                            See accompanying notes.

                                  VENCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Vencor, Inc. ("Vencor" or the "Company") operates an integrated network of healthcare services in forty-six states primarily focused on the needs of the elderly. At March 31, 1997, Vencor operated 38 hospitals (3,325 licensed beds), 314 nursing centers (40,942 licensed beds), a contract services business ("Vencare") which provides respiratory and rehabilitation therapies, medical services and pharmacy management services to nursing centers and other healthcare providers, and through its affiliate, Atria Communities, Inc. ("Atria"), 25 assisted and independent living communities with 3,226 units.

  On March 21, 1997, Vencor completed the acquisition of TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and operator of nursing centers (the "TheraTx Merger") in a cash-for-stock transaction. See Note 5.

NOTE 2--BASIS OF PRESENTATION

  The TheraTx Merger has been accounted for by the purchase method. Accordingly, the accompanying condensed consolidated financial statements include the operations of TheraTx since March 21, 1997.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of Vencor for the year ended December 31, 1996 filed with the Securities and Exchange Commission on Form 10-K.

  The accompanying condensed consolidated financial statements have been prepared in accordance with Vencor's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and that all such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3--REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of first quarter revenues by payor type follows (dollars in thousands):

                                                               1997      1996
                                                             --------  --------
      Medicare.............................................. $233,133  $196,728
      Medicaid..............................................  199,506   199,835
      Private and other.....................................  259,777   238,015
                                                             --------  --------
                                                              692,416   634,578
      Elimination...........................................  (11,720)   (8,241)
                                                             --------  --------
                                                             $680,696  $626,337
                                                             ========  ========

NOTE 4--EARNINGS PER SHARE

  The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4--EARNINGS PER SHARE (CONTINUED)

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share," which will require Vencor to change the current method of computing earnings per common share and restate all prior periods. Statement No. 128 is required to be adopted on December 31, 1997 and requires, among other things, that the calculation of primary earnings per common share exclude the dilutive effect of common stock options. The change in the calculation method is not expected to have a material impact on previously reported earnings per common share.

NOTE 5--THERATX MERGER

  On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which Vencor paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger follows (dollars in thousands):

      Fair value of assets acquired................................... $629,847
      Fair value of liabilities assumed...............................  278,474
                                                                       --------
        Net assets acquired...........................................  351,373
      Cash received from acquired entity..............................  (14,915)
                                                                       --------
        Net cash paid................................................. $336,458
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over forty years by the straight-line method) aggregated $332 million.

  The pro forma effect of the TheraTx Merger assuming that the transaction occurred on January 1, 1996 follows (dollars in thousands, except per share amounts):

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
      Revenues............................................... $774,724 $718,746
      Income from operations.................................   32,991   28,187
      Net income.............................................   30,732   28,187
      Earnings per common and common equivalent share:
       Primary:
        Income from operations............................... $   0.47 $   0.39
        Net income ..........................................     0.44     0.39
       Fully diluted:
        Income from operations............................... $   0.47 $   0.39
        Net income ..........................................     0.44     0.39

  Pro forma income from operations for the first quarter of 1997 includes costs incurred by TheraTx in connection with the TheraTx Merger which reduced net income by $2.3 million or $0.03 per common share.

NOTE 6--LONG-TERM DEBT

  In connection with the TheraTx Merger, Vencor entered into a new five-year bank credit facility (the "Vencor Credit Facility") aggregating $1.75 billion on March 31, 1997, replacing a $1 billion bank credit facility. Interest is payable at rates up to either (i) the prime rate or the daily federal funds rate plus 1/2%, (ii) LIBOR plus 11/16% or (iii) the bank certificate of deposit rate plus 13/16%. The Vencor Credit Facility is collateralized by the capital stock of certain subsidiaries and intercompany borrowings and contains covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Outstanding borrowings under the Vencor Credit Facility aggregated $1 billion at March 31, 1997.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6--LONG-TERM DEBT (CONTINUED)

  The agreement related to the TheraTx $100 million 8% Convertible Subordinated Notes Due 2002 (the "TheraTx Notes") assumed in connection with the TheraTx Merger requires that Vencor offer to purchase, at the option of the noteholders, all outstanding TheraTx Notes at face value plus accrued interest (the "Repurchase Offering"). The Repurchase Offering was initiated on March 31, 1997 and expires on April 30, 1997.

  During the first quarter of 1997, the Company recorded an after-tax charge of $2.3 million in connection with the refinancing of the bank credit agreements of both Vencor and TheraTx.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

BACKGROUND INFORMATION

  Vencor is one of the nation's largest providers of healthcare services focused primarily on the needs of the elderly. At March 31, 1997, Vencor operated 38 hospitals (3,325 licensed beds), 314 nursing centers (40,942 licensed beds) and Vencare contract services which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 4,900 contracts to nursing centers and other healthcare providers. The Company also operated 25 assisted and independent living communities with 3,226 units through its Atria affiliate.

  On March 21, 1997, the TheraTx Merger was completed. Accordingly, the accompanying condensed consolidated financial statements and financial and operating data included herein include the operations of TheraTx since the date of acquisition. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

  A summary of revenues follows (dollars in thousands):

                                                        FIRST QUARTER
                                                      ------------------    %
                                                        1997      1996    CHANGE
                                                      --------  --------  ------
      Hospitals...................................... $154,900  $130,047   19.1
      Nursing centers................................  404,253   392,983    2.9
      Vencare........................................  119,046    98,937   20.3
      Atria..........................................   14,217    12,611   12.7
                                                      --------  --------
                                                       692,416   634,578    9.1
      Elimination....................................  (11,720)   (8,241)
                                                      --------  --------
                                                      $680,696  $626,337    8.7
                                                      ========  ========

  Hospital revenue increases in the first quarter of 1997 resulted primarily from an increase in patient days and improved patient mix. Hospital patient days rose 9% to 159,853 from 146,015 in the same period last year. Non-Medicaid patient days (for which payment rates are generally higher than Medicaid) increased 13% to 138,148 in the first quarter of 1997, while Medicaid patient days declined 10% to 21,705.

  During the fourth quarter of 1996, the Company entered into an agreement to sell 34 underperforming or non-strategic nursing centers. At March 31, 1997, 25 of these centers had been sold; the remainder are expected to be sold pending certain regulatory approvals. In connection with the TheraTx Merger, Vencor acquired 26 nursing centers on March 21, 1997. Excluding the effect of these sales and acquisitions, nursing center revenues increased 4%, while patient days declined 2%. The increase in same-store nursing center revenues resulted primarily from price increases and a 1% increase in Medicare patient days.

  Excluding the effect of sales and acquisitions, nursing center revenue growth was adversely impacted by a 7% decline in private patient days in the first quarter of 1997. In an effort to attract increased volumes of Medicare and private pay patients, the Company is implementing a plan to expend approximately $200 million over the next two years to improve existing facilities and expand the range of services provided to accommodate higher acuity patients.

  Vencare revenues include approximately $7.7 million related to contract rehabilitation therapy and certain other ancillary service businesses acquired as part of the TheraTx Merger. Excluding the TheraTx Merger, Vencare revenues grew 13% in the first quarter of 1997 primarily as a result of growth in the volume of contracts. Vencare ancillary service contracts in effect at March 31, 1997 totaled 4,946 compared to 4,244 at March 31, 1996.

  Pharmacy revenues (included in Vencare operation) declined to $41.5 million in the first quarter of 1997 from $43.4 million in the same period last year. The decline was primarily attributable to the effects of the restructuring of the institutional pharmacy business initiated in the fourth quarter of 1996 and the sale of the retail pharmacy outlets in January 1997.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  During the first quarter of 1997, Atria added four facilities containing 284 units. Revenues related to facilities operated in both periods rose 6% primarily due to price increases and growth in ancillary services.

  First quarter 1997 income from operations totaled $34.0 million ($0.48 per fully diluted share), up 23% from $27.6 million ($0.39 per fully diluted share) for the same period in 1996. The increase was primarily attributable to growth in hospital operations and the continuing effect of merger synergies achieved in 1996 in connection with the acquisition of The Hillhaven Corporation. The operating results of TheraTx since the date of acquisition had no effect on first quarter 1997 net income.

  During the first quarter of 1997, the Company recorded an after-tax charge of $2.3 million ($0.03 per share) in connection with the refinancing of the bank credit agreements of both Vencor and TheraTx.

LIQUIDITY

  Cash provided by operations totaled $60 million for the first quarter of 1997 compared to $38 million for the same period of 1996. The increase was primarily attributable to growth in income from operations, reductions in income tax payments and growth in other accrued liabilities.

  Days of revenues in account receivable increased to 65 at March 31, 1997 compared to 54 at December 31, 1996. Growth in accounts receivable was primarily related to the restructuring of Vencor's pharmacy operations (which began in the fourth quarter of 1996) and growth in rehabilitation contracts acquired in the TheraTx Merger. The collection cycle for rehabilitation therapy contracts typically requires in excess of three months.

  In connection with the TheraTx Merger, Vencor entered into the $1.75 billion Vencor Credit Facility, replacing a $1 billion bank credit facility. At March 31, 1997, available borrowings under the Vencor Credit Facility approximated $662 million. Since the completion of the initial public offering of Atria in August 1996 (the "IPO"), Atria has maintained a $200 million bank credit facility (the "Atria Credit Facility") to finance its expansion and development program. At March 31, 1997, amounts available under the Atria Credit Facility aggregated $110 million.

  Working capital totaled $427.7 million at March 31, 1997 compared to $320.1 million at December 31, 1996. Cash and cash equivalents at March 31, 1997 includes $50 million related to Atria, a substantial portion of which will be used to finance Atria's development and expansion program. Management believes that cash flows from operations and amounts available under the Vencor Credit Facility and the Atria Credit Facility are sufficient to meet the Company's future expected liquidity needs.

  As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, Vencor initiated the Repurchase Offering on March 31, 1997 in connection with the refinancing of the TheraTx Notes. The Repurchase Offering is expected to be financed through borrowings under the Vencor Credit Facility. The Company expects to incur an after-tax loss of approximately $2 million in connection with the Repurchase Offering.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $60.9 million for the first quarter of 1997 compared to $27.1 million for the same period of 1996. Planned capital expenditures in 1997 (excluding acquisitions) are expected to approximate $200 million to $250 million and include significant expenditures related to nursing center improvements and the expansion of Atria's assisted and independent living business. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At March 31, 1997, the estimated cost to complete and equip construction in progress approximated $60 million.

  The net purchase price of the TheraTx Merger approximated $336 million and was financed primarily through borrowings under the Vencor Credit Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the TheraTx Merger.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES (CONTINUED)

  Vencor also expended $9.7 million for the acquisition of new and previously leased facilities in the first quarter of 1997, of which approximately $8 million related to the acquisition of two assisted living facilities. Management intends to acquire additional hospitals, nursing centers and ancillary service businesses in the future.

  Capital expenditures were financed primarily through internally generated funds and, in the first quarter of 1997, from borrowings under the Vencor Credit Facility and proceeds from the IPO. Vencor intends to finance a substantial portion of its capital expenditures with internally generated funds, long-term debt and, with respect to Atria, proceeds from the IPO. Sources of capital include available borrowings under the Vencor Credit Facility, the Atria Credit Facility, public or private debt and equity.

HEALTH CARE LEGISLATION

  Congress is currently considering various proposals which could reduce expenditures under certain government health and welfare programs, including Medicare and Medicaid. Management cannot predict whether such proposals will be adopted or if adopted, what effect, if any, such proposals would have on its business.

  Medicare revenues as a percentage of total revenues were 34% and 31% for the three months ended March 31, 1997 and 1996, respectively, while Medicaid percentages of revenues approximated 29% and 31% for the respective periods.

  On March 28, 1997, the Health Care Financing Administration ("HCFA") issued a proposed rule to change Medicare reimbursement guidelines for therapy services provided by Vencare (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the proposed rule, HCFA would revise the current salary equivalency guidelines for physical therapy and respiratory therapy services and establish new salary equivalency guidelines for speech and occupational therapy services. The proposed guidelines are based on a blend of data from wage rates for hospitals and skilled nursing facilities, and include salary, fringe benefits and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. Following a 60-day comment period, HCFA will consider comments and issue a final rule. The new guidelines will not become effective until 60 days after publication of the final rule in the Federal Register. While the Company cannot predict when the final regulation will be issued, or if changes will be made to the proposed guidelines, management believes that the imposition of salary equivalency guidelines on speech and occupational therapy services, as proposed, would not significantly decrease Vencare operating margins or have a material adverse effect on the Company's contract services business.

OTHER INFORMATION

  Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's liquidity, financial position or results of operations.

  The Vencor Credit Facility and the Atria Credit Facility contain customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Vencor was in compliance with all such covenants at March 31, 1997.

  As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, on December 31, 1997, Vencor will be required to change the method of computing earnings per common share on a retroactive basis. The change in calculation method is not expected to have a material impact on previously reported earnings per common share.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     1996 QUARTERS                               FIRST
                          --------------------------------------                QUARTER
                           FIRST     SECOND    THIRD     FOURTH        YEAR       1997
                          --------  --------  --------  --------    ----------  --------
Revenues................  $626,337  $634,554  $650,551  $666,341    $2,577,783  $680,696
                          --------  --------  --------  --------    ----------  --------
Salaries, wages and
 benefits...............   372,318   366,705   372,524   379,391     1,490,938   396,573
Supplies (a)............    62,108    64,075    64,967    70,471       261,621    66,033
Rent....................    19,167    19,102    19,681    19,845        77,795    18,948
Other operating expenses
 (a)....................    94,155   100,797   105,275   105,570       405,797   109,786
Depreciation and
 amortization...........    24,793    24,846    24,787    25,107        99,533    24,372
Interest expense........    12,480    12,141    11,884     9,417        45,922    10,660
Investment income.......    (3,578)   (3,300)   (3,132)   (2,193)      (12,203)   (1,567)
Non-recurring
 transactions...........         -         -         -   125,200       125,200         -
                          --------  --------  --------  --------    ----------  --------
                           581,443   584,366   595,986   732,808     2,494,603   624,805
                          --------  --------  --------  --------    ----------  --------
Income (loss) from
 operations before
 income taxes...........    44,894    50,188    54,565   (66,467)       83,180    55,891
Provision for income
 taxes..................    17,284    19,323    21,007   (22,439)       35,175    21,909
                          --------  --------  --------  --------    ----------  --------
Income (loss) from
 operations.............    27,610    30,865    33,558   (44,028)       48,005    33,982
Extraordinary loss on
 extinguishment of debt,
 net of income tax
 benefit................         -         -         -         -             -    (2,259)
                          --------  --------  --------  --------    ----------  --------
    Net income (loss)...  $ 27,610  $ 30,865  $ 33,558  $(44,028)   $   48,005  $ 31,723
                          ========  ========  ========  ========    ==========  ========
Earnings (loss) per
 common and common
 equivalent share:
 Primary:
  Income (loss) from
   operations...........  $   0.39  $   0.43  $   0.48  $  (0.64)   $     0.68  $   0.48
  Extraordinary loss on
   extinguishment of
   debt.................         -         -         -         -             -    ( 0.03)
                          --------  --------  --------  --------    ----------  --------
    Net income (loss)...  $   0.39  $   0.43  $   0.48  $  (0.64)   $     0.68  $   0.45
                          ========  ========  ========  ========    ==========  ========
 Fully diluted:
  Income (loss) from
   operations...........  $   0.39  $   0.43  $   0.48  $  (0.64)   $     0.68  $   0.48
  Extraordinary loss on
   extinguishment of
   debt.................         -         -         -         -             -    ( 0.03)
                          --------  --------  --------  --------    ----------  --------
    Net income (loss)...  $   0.39  $   0.43  $   0.48  $  (0.64)   $     0.68  $   0.45
                          ========  ========  ========  ========    ==========  ========
Shares used in computing
 earnings (loss) per
 common and common
 equivalent share:
  Primary...............    71,455    71,373    70,028    68,874(b)     70,702    70,207
  Fully diluted.........    71,455    71,373    70,028    68,874(b)     70,702    70,621

--------
(a) Certain prior year amounts have been reclassified to conform with the current year presentation.
(b) Excludes the dilutive effect of common stock equivalents.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                         1996 QUARTERS                                  FIRST
                          ----------------------------------------------               QUARTER
                            FIRST       SECOND      THIRD       FOURTH       YEAR        1997
                          ----------  ----------  ----------  ----------  ----------  ----------
REVENUES (IN THOUSANDS):
Hospitals...............  $  130,047  $  138,612  $  144,228  $  138,381  $  551,268  $  154,900
Nursing centers (a).....     392,983     393,642     409,258     419,258   1,615,141     404,253
Vencare (a).............      98,937     100,625      95,804     103,702     399,068     119,046
Atria...................      12,611      12,837      13,038      13,360      51,846      14,217
                          ----------  ----------  ----------  ----------  ----------  ----------
                             634,578     645,716     662,328     674,701   2,617,323     692,416
Elimination.............      (8,241)    (11,162)    (11,777)     (8,360)    (39,540)    (11,720)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $  626,337  $  634,554  $  650,551  $  666,341  $2,577,783  $  680,696
                          ==========  ==========  ==========  ==========  ==========  ==========
HOSPITAL DATA:
End of period data:
 Number of hospitals....          36          37          37          38                      38
 Number of licensed
  beds..................       3,225       3,265       3,265       3,325                   3,325
Revenue mix %:
 Medicare...............          57          60          58          62          59          64
 Medicaid...............          13          12          14          10          12          10
 Private and other......          30          28          28          28          29          26
Patient days:
 Medicare...............      94,087      95,680      90,224      95,137     375,128     106,646
 Medicaid...............      24,152      23,898      26,280      23,191      97,521      21,705
 Private and other......      27,776      28,735      27,716      29,268     113,495      31,502
                          ----------  ----------  ----------  ----------  ----------  ----------
                             146,015     148,313     144,220     147,596     586,144     159,853
                          ==========  ==========  ==========  ==========  ==========  ==========
NURSING CENTER DATA:
End of period data:
 Number of nursing
  centers...............         311         310         313         313                     314
 Number of licensed
  beds..................      39,510      39,378      39,640      39,619                  40,942
Revenue mix %:
 Medicare...............          30          30          29          30          30          32
 Medicaid...............          44          44          45          45          44          43
 Private and other......          26          26          26          25          26          25
Patient days:
 Medicare...............     405,049     396,568     383,458     377,570   1,562,645     406,642
 Medicaid...............   2,011,158   2,012,524   2,082,664   2,085,104   8,191,450   1,962,287
 Private and other......     711,313     698,389     705,783     697,183   2,812,668     663,575
                          ----------  ----------  ----------  ----------  ----------  ----------
                           3,127,520   3,107,481   3,171,905   3,159,857  12,566,763   3,032,504
                          ==========  ==========  ==========  ==========  ==========  ==========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare
  contracts (b).........       4,244       4,295       4,150       4,346                   4,946
 Number of Atria
  communities...........          22          22          22          21                      25
 Number of Atria units..       3,022       3,022       3,022       2,942                   3,226

--------
(a) Certain prior year amounts have been reclassified to conform with the current year presentation.
(b) Restated to reflect the integration of the institutional pharmacy business into Vencare in the fourth quarter of 1996.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (A) EXHIBITS:

    2.1 Agreement and Plan of Merger dated as of February 9, 1997 among
        TheraTx, the Company and Peach Acquisition Corp. ("Peach"). Exhibit
        (c)(1) to the Company's and Peach's Statement on Schedule 14D-1, dated
        February 14, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
    2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of February
        28, 1997 among TheraTx, the Company and Peach. Exhibit (c)(3) of
        Amendment No. 2 to the Company's and Peach's Statement on Schedule 14D-
        1, dated March 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
    4.1 $1.75 billion Credit Agreement dated as of March 17, 1997, amended as of March 31, 1997, among the Company, the various banks party hereto, the Swingline Bank party, the LC Issuing Banks party hereto, the Managing Agents and Co-Agents party hereto, Morgan Guaranty Trust
        Company of New York, as Documentation Agent and Collateral Agent, and
        Nationsbank, N.A., as Administrative Agent.
    4.2 Amendment No. 1 to $200 million Credit Agreement dated as of January
        15, 1997 among Atria Communities, Inc., as borrower, the lending institutions named therein, PNC Bank, National Association, as Administrative Agent, PNC Bank, Kentucky, Inc., as Managing Agent, and
        National City Bank of Kentucky, as Documentation Agent.
    4.3 Amendment No. 2 to $200 million Credit Agreement dated as of March 27,
        1997 among Atria Communities, Inc., as borrower, the lending institutions named therein, PNC Bank, National Association, as Administrative Agent, PNC Bank, Kentucky, Inc., as Managing Agent, and
        National City Bank of Kentucky, as Documentation Agent.
    4.4 Indenture dated February 15, 1995 between TheraTx and The First
        National Bank of Boston, as Trustee. Exhibit 4.5 to Amendment No. 1 to the Annual Report on Form 10-K of TheraTx for the year ended December
        31, 1994 (Comm. File No. 0-24292) is hereby incorporated by reference.
    4.5 First Supplemental Indenture, dated as of March 21, 1997, between
        TheraTx and State Street Bank and Trust Company, as successor trustee.
        Exhibit 4.2 to the Annual Report on Form 10-K for TheraTx for the year ended December 31, 1996 (Comm. File No. 0-24292) is hereby incorporated by reference.
    4.6 Form of 8% Convertible Subordinated Note of TheraTx due 2002. Exhibit
        4.5.1 to the Registration Statement on Form S-1 of TheraTx (Reg. No.
        33-92402) is hereby incorporated by reference.
   10.1 TheraTx, Incorporated Amended and Restated 1994 Stock Option/Stock
        Issuance Plan, as amended. Exhibit 10.7 to the Registration Statement on Form S-1 of TheraTx (Reg. No. 33-92402) is hereby incorporated by reference.
   10.2 Amendment to the TheraTx, Incorporated Amended and Restated 1994 Stock
        Option/Stock Issuance Plan. Exhibit 4.7 to the Company's Registration
        Statement on Form S-8 (Reg. No. 333-25519) is hereby incorporated by reference.
   10.3 TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. Exhibit
        99.1 to the Registration Statement on Form S-8 of TheraTx (Reg. No.
        333-15171) is hereby incorporated by reference.
   10.4 1989 Amended and Restated Stock Option Plan of Helian Health Group,
        Inc. ("Helian"). Exhibit 10.47 to the Registration Statement on Form S-
        8 of Helian (Reg. No. 33-31520), Amendment No. 2 thereto filed November
        21, 1989 and Post-Effective Amendment No. 1 and No. 2 thereto filed
        November 22, 1990 and January 16, 1991, is hereby incorporated by reference.
   10.5 Form of Indemnification Agreement for directors of TheraTx. Exhibit
        10.13 to the Registration Statement on Form S-1 of TheraTx (Reg. No.
        33-78786) is hereby incorporated by reference.

 (A) EXHIBITS (CONTINUED):

    10.6 Amendment No. 1 to Parent Guaranty dated as of March 27, 1997 among
         Atria Communities, Inc., as Borrower, Vencor, Inc., as Parent
         Guarantor, First Healthcare Corporation, Northwest Health Care, Inc.,
         Medisave Pharmacies, Inc., Nationwide Care, Inc., TheraTx,
         Incorporated, Vencor Hospitals Illinois, Inc., Vencor Hospitals South,
         Inc., Vencor Hospitals East, Inc., Vencor Hospitals California, Inc.,
         Vencor Hospitals Texas, Ltd., Ventech Systems, Inc., Pasatiempo
         Development Corp., VCI Specialty Services, Inc., and Vencor
         Properties, Inc., as Supporting Guarantors, and PNC Bank, National
         Association, as Administrative Agent.
      11 Statement Re: Computation of earnings per common and common equivalent share for the three months ended March 31, 1997 and 1996.
      27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis and Retrieval ("EDGAR") system).

 (B) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENCOR, INC.

Date: April 23, 1997                          /s/ W. BRUCE LUNSFORD
                                          ----------------------------------
                                                  W. Bruce Lunsford
                                          Chairman of the Board, President
                                             and Chief Executive Officer

Date: April 23, 1997                          /s/ W. EARL REED, III
                                          ----------------------------------
                                                  W. Earl Reed, III
                                          Executive Vice President and Chief
                                              Financial Officer (Principal
                                                   Financial Officer)