Form 10-Q
period 1997-06-30
VENCOR INC
filed 1997-07-25
CIK 740260

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS OF COMMON STOCK                    OUTSTANDING AT JUNE 30, 1997
      ----------------------------                ----------------------------
      Common stock, $.25 par value                     69,331,058 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 20

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Consolidated Statement of Income--for the quarter and
           six months ended June 30, 1997 and 1996.......................     3
          Condensed Consolidated Balance Sheet--June 30, 1997 and
           December 31, 1996.............................................     4
          Condensed Consolidated Statement of Cash Flows--for the six
           months ended June 30, 1997 and 1996...........................     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    10
 Item 3.  Quantitative and Qualitative Disclosure About Market Risk......    16
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders............    17
 Item 6.  Exhibits and Reports on Form 8-K...............................    17

                                  VENCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        QUARTER             SIX MONTHS
                                   ------------------  ----------------------
                                     1997      1996       1997        1996
                                   --------  --------  ----------  ----------
Revenues.......................... $778,295  $634,554  $1,458,991  $1,260,891
                                   --------  --------  ----------  ----------
Salaries, wages and benefits......  449,806   366,705     846,379     739,023
Supplies..........................   77,328    64,075     143,361     126,183
Rent..............................   21,783    19,102      40,731      38,269
Other operating expenses..........  118,935   100,797     228,721     194,952
Depreciation and amortization.....   29,479    24,846      53,851      49,639
Interest expense..................   20,674    12,141      31,334      24,621
Investment income.................   (1,746)   (3,300)     (3,313)     (6,878)
                                   --------  --------  ----------  ----------
                                    716,259   584,366   1,341,064   1,165,809
                                   --------  --------  ----------  ----------
Income from operations before
 income taxes.....................   62,036    50,188     117,927      95,082
Provision for income taxes........   25,026    19,323      46,935      36,607
                                   --------  --------  ----------  ----------
Income from operations............   37,010    30,865      70,992      58,475
Extraordinary loss on
 extinguishment of debt, net of
 income tax benefit...............   (1,590)        -      (3,849)          -
                                   --------  --------  ----------  ----------
    Net income.................... $ 35,420  $ 30,865  $   67,143  $   58,475
                                   ========  ========  ==========  ==========
Earnings per common and common
 equivalent share:
 Primary:
  Income from operations.......... $   0.52  $   0.43  $     1.00  $     0.82
  Extraordinary loss on
   extinguishment of debt.........    (0.02)        -       (0.05)          -
                                   --------  --------  ----------  ----------
    Net income.................... $   0.50  $   0.43  $     0.95  $     0.82
                                   ========  ========  ==========  ==========
 Fully diluted:
  Income from operations.......... $   0.52  $   0.43  $     1.00  $     0.82
  Extraordinary loss on
   extinguishment of debt.........    (0.02)        -       (0.05)          -
                                   --------  --------  ----------  ----------
    Net income.................... $   0.50  $   0.43  $     0.95  $     0.82
                                   ========  ========  ==========  ==========
Shares used in computing earnings
 per common and common equivalent
 share:
 Primary..........................   71,016    71,373      70,678      71,415
 Fully diluted....................   71,144    71,373      71,037      71,415

                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                       ----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents............................ $  106,476   $  112,466
 Accounts and notes receivable less allowance for loss
  of $52,687--June 30 and $23,915--December 31........    639,889      420,758
 Inventories..........................................     36,525       24,939
 Income taxes.........................................    103,556       67,808
 Other................................................     52,200       35,162
                                                       ----------   ----------
                                                          938,646      661,133

Property and equipment, at cost.......................  2,050,914    1,609,770
Accumulated depreciation..............................   (462,968)    (416,608)
                                                       ----------   ----------
                                                        1,587,946    1,193,162
Intangible assets less accumulated amortization of
 $29,238--June 30 and $25,218--December 31............    699,671       31,608
Investments in affiliates.............................     85,974        7,965
Other.................................................     97,820       74,988
                                                       ----------   ----------
                                                       $3,410,057   $1,968,856
                                                       ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................... $  146,427   $  103,518
 Salaries, wages and other compensation...............    153,304      111,366
 Other accrued liabilities............................    132,631       71,434
 Long-term debt due within one year...................     24,747       54,692
                                                       ----------   ----------
                                                          457,109      341,010
Long-term debt........................................  1,935,019      710,507
Deferred credits and other liabilities................     97,503       84,053
Minority interest in equity of consolidated entities..     42,839       36,195

Stockholders' equity:
 Common stock, $.25 par value; authorized 180,000
  shares; issued 72,859 shares--June 30 and 72,615
  shares--December 31.................................     18,215       18,154
 Capital in excess of par value.......................    724,294      713,527
 Retained earnings....................................    218,013      150,870
                                                       ----------   ----------
                                                          960,522      882,551
 Common treasury stock; 3,528 shares--June 30 and
  3,730 shares--December 31...........................    (82,935)     (85,460)
                                                       ----------   ----------
                                                          877,587      797,091
                                                       ----------   ----------
                                                       $3,410,057   $1,968,856
                                                       ==========   ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         1997         1996
                                                      -----------  -----------
Cash flows from operating activities:
 Net income.......................................... $    67,143  $    58,475
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization......................      53,851       49,639
  Extraordinary loss on extinguishment of debt.......       6,265            -
  Deferred income taxes..............................       5,935        2,671
  Other..............................................       3,143       11,430
  Changes in operating assets and liabilities:
   Accounts and notes receivable.....................     (53,838)     (26,458)
   Inventories and other assets......................      (3,694)       1,332
   Accounts payable..................................      23,832        5,151
   Income taxes......................................      26,932       28,127
   Other accrued liabilities.........................      (5,825)     (13,341)
                                                      -----------  -----------
    Net cash provided by operating activities........     123,744      117,026
                                                      -----------  -----------
Cash flows from investing activities:
 Purchase of property and equipment..................    (132,900)     (61,454)
 Acquisition of TheraTx, Incorporated................    (354,647)           -
 Acquisition of Transitional Hospitals Corporation...    (574,971)           -
 Acquisition of other healthcare businesses and
  previously leased facilities.......................     (25,030)      (5,182)
 Sale of assets......................................      12,165        6,171
 Collection of notes receivable......................         390       23,366
 Net change in investments...........................      (4,845)        (532)
 Other...............................................      (2,381)      (3,895)
                                                      -----------  -----------
    Net cash used in investing activities............  (1,082,219)     (41,526)
                                                      -----------  -----------
Cash flows from financing activities:
 Net change in borrowings under revolving lines of
  credit.............................................   1,075,250      (40,600)
 Issuance of long-term debt..........................       2,818        1,677
 Repayment of long-term debt.........................    (122,835)     (18,471)
 Payment of deferred financing costs.................      (5,483)           -
 Issuance of common stock............................       2,813          928
 Other...............................................         (78)         146
                                                      -----------  -----------
    Net cash provided by (used in) financing
     activities......................................     952,485      (56,320)
                                                      -----------  -----------
Change in cash and cash equivalents..................      (5,990)      19,180
Cash and cash equivalents at beginning of period.....     112,466       35,182
                                                      -----------  -----------
Cash and cash equivalents at end of period........... $   106,476  $    54,362
                                                      ===========  ===========
Supplemental information:
 Interest payments................................... $    32,919  $    24,704
 Income tax payments.................................      23,353        7,071

                            See accompanying notes.

                                 VENCOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Vencor, Inc. ("Vencor" or the "Company") operates an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At June 30, 1997, Vencor operated 58 hospitals (5,107 licensed beds), 311 nursing centers (40,869 licensed beds), a contract services business ("Vencare") which provides respiratory and rehabilitation therapies, medical services and pharmacy management services to nursing centers and other healthcare providers, and through its affiliate, Atria Communities, Inc. ("Atria"), 40 assisted and independent living communities with 3,977 units.

  On March 21, 1997, Vencor completed the acquisition of TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and operator of nursing centers (the "TheraTx Merger") in a cash-for-stock transaction. See Note 5.

  On June 24, 1997, Vencor acquired substantially all of the outstanding common stock of Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals (the "Transitional Acquisition") in a cash-for-stock transaction. See Note 6.

NOTE 2--BASIS OF PRESENTATION

  The TheraTx Merger and Transitional Acquisition have been accounted for by the purchase method. Accordingly, the accompanying condensed consolidated financial statements include the operations of TheraTx and Transitional since March 21, 1997 and June 24, 1997, respectively.

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

  A summary of revenues by payor type follows (dollars in thousands):

                                          QUARTER             SIX MONTHS
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
     Medicare....................... $246,134  $204,755  $  479,267  $  401,483
     Medicaid.......................  206,868   199,022     406,374     398,857
     Private and other..............  344,115   241,939     603,892     479,954
                                     --------  --------  ----------  ----------
                                      797,117   645,716   1,489,533   1,280,294
     Elimination....................  (18,822)  (11,162)    (30,542)    (19,403)
                                     --------  --------  ----------  ----------
                                     $778,295  $634,554  $1,458,991  $1,260,891
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

NOTE 5--THERATX MERGER
  On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which Vencor paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger follows (dollars in thousands):

     Fair value of assets acquired.................................... $627,167
     Fair value of liabilities assumed................................  257,605
                                                                       --------
       Net assets acquired............................................  369,562
     Cash received from acquired entity...............................  (14,915)
                                                                       --------
       Net cash paid.................................................. $354,647
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $322 million.

NOTE 6--TRANSITIONAL ACQUISITION
  On June 24, 1997, Vencor acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which Vencor paid $16.00 per common share. Vencor expects to complete the merger of its wholly-owned subsidiary with and into Transitional in the third quarter of 1997. A summary of the Transitional Acquisition follows (dollars in thousands):

     Fair value of assets acquired.................................... $713,097
     Fair value of liabilities assumed................................   85,252
                                                                       --------
       Net assets acquired............................................  627,845
     Cash received from acquired entity...............................  (52,874)
                                                                       --------
       Net cash paid.................................................. $574,971
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $333 million.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 7--PRO FORMA INFORMATION

  The pro forma effect of the TheraTx Merger and Transitional Acquisition assuming that the transactions occurred on January 1, 1996 follows (dollars in thousands, except per share amounts):

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
     Revenues............................................ $1,707,261 $1,719,622
     Income from operations..............................     53,709     52,817
     Net income..........................................     49,860     52,817
     Earnings per common and common equivalent share:
      Primary:
       Income from operations............................ $     0.76 $     0.74
       Net income........................................       0.71       0.74
      Fully diluted:
       Income from operations............................ $     0.75 $     0.74
       Net income........................................       0.70       0.74

  For both periods presented, pro forma financial data have been derived by combining the financial results of Vencor and TheraTx (based upon six month reporting periods ending on June 30) and Transitional (based upon six month reporting periods ending on May 31).

  Pro forma income from operations for 1997 includes costs incurred by both TheraTx and Transitional in connection with the acquisitions which reduced net income by $10.3 million.

NOTE 8--LONG-TERM DEBT

  In connection with the TheraTx Merger, Vencor entered into a new five-year bank credit facility (the "Vencor Credit Facility") aggregating $1.75 billion on March 31, 1997, replacing a $1.0 billion bank credit facility. On June 24, 1997, the Vencor Credit Facility was amended to increase the amount of the credit to $2.0 billion. Interest is payable, depending on certain leverage ratios and the period of borrowing, at rates up to either (i) the prime rate plus 1/2% or the daily federal funds rate plus 1%, (ii) LIBOR plus 1 1/8% or
(iii) the bank certificate of deposit rate plus 1 1/4%. The Vencor Credit Facility is collateralized by the capital stock of certain subsidiaries and intercompany borrowings and contains covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Outstanding borrowings under the Vencor Credit Facility aggregated $1.79 billion at June 30, 1997.

  During the second quarter of 1997, Vencor repurchased substantially all of the outstanding TheraTx $100 million 8% Convertible Subordinated Notes Due 2002 assumed in connection with the TheraTx Merger. The after-tax loss associated with this transaction approximated $1.6 million.

  During the first quarter of 1997, the Company recorded an after-tax charge of $2.3 million in connection with the refinancing of the bank credit agreements of both Vencor and TheraTx.

  The Company entered into certain interest rate swap agreements in the fourth quarter of 1995 to eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding. The agreements expire in varying amounts through April 1998 and provide for fixed rates at 5.7% plus 3/8% to 1 1/8%. In addition, the Company entered into interest rate swap agreements in May 1997 on $300 million of floating rate debt. These agreements expire in $100 million increments in May 1999, November 1999 and May 2000, and provide for fixed rates at 6.4% plus 3/8% to 1 1/8%. The fair values of the swap agreements are not recognized in the condensed consolidated financial statements.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 9--LITIGATION

  The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provides portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when The Hillhaven Corporation was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. In conjunction with the qui tam action, the United States Attorney's office for the Eastern District of Arkansas also is conducting a criminal investigation into the allegations contained in the qui tam complaint. The Company is cooperating fully in the investigation.

  On June 19, 1997, a class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional was purchasing shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain senior executives and directors of Transitional.

  On June 6, 1997, Transitional announced that it had been advised that it was the target of a grand jury investigation arising from the activities of Transitional's formerly owned dialysis business. The investigation involves purported Medicare fraud involving certain laboratory tests performed by a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. The Company is cooperating fully in the investigation.

NOTE 10--SUBSEQUENT EVENTS

Private Placement of Debt

  On July 21, 1997, Vencor completed the private placement of $750 million aggregate principal amount of 8 5/8% Senior Subordinated Notes Due 2007 (the "Notes"). The Notes were issued at 99.575% of face value and are not callable by the Company until 2002. The net proceeds of the offering were used to reduce outstanding borrowings under the Vencor Credit Facility.

Atria Secondary Equity Offering

  In July 1997, Atria issued 6.9 million shares of its common stock in a public offering (the "Atria Offering"), the net proceeds from which aggregated approximately $91 million. The net proceeds will be used primarily to finance Atria's expansion and development activities. As a result of the Atria Offering, Vencor now owns 42.8% of the outstanding common stock of Atria. Accordingly, beginning in July 1997, Atria's financial statements will no longer be consolidated with those of the Company; however, the Company's investment in Atria will be accounted for under the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

BACKGROUND INFORMATION

  Vencor is one of the nation's largest providers of healthcare services focused primarily on the needs of the elderly. At June 30, 1997, Vencor operated 58 hospitals (5,107 licensed beds), 311 nursing centers (40,869 licensed beds) and Vencare contract services which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 4,500 contracts to nursing centers and other healthcare providers. The Company also operated 40 assisted and independent living communities with 3,977 units through its Atria affiliate.

  On March 21, 1997, the TheraTx Merger was completed. TheraTx primarily provided rehabilitation and respiratory therapy management services and operated 26 nursing centers with annualized revenues approximating $425 million. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

  On June 24, 1997, Vencor completed the Transitional Acquisition. Transitional primarily operated 19 long-term acute care hospitals with annualized revenues approximating $350 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

  In July 1997, the Atria Offering was completed and aggregated approximately $91 million of net proceeds. The net proceeds will be used primarily to finance Atria's expansion and development activities. As a result of the Atria Offering, Vencor now owns 42.8% of the outstanding common stock of Atria. Accordingly, beginning in July 1997, Atria's financial statements will no longer be consolidated with those of the Company; however, the Company's investment in Atria will be accounted for under the equity method.

RESULTS OF OPERATIONS

  A summary of revenues follows (dollars in thousands):

                                   QUARTER                    SIX MONTHS
                              ------------------    %    ----------------------    %
                                1997      1996    CHANGE    1997        1996     CHANGE
                              --------  --------  ------ ----------  ----------  ------
     Hospitals............... $165,794  $138,612   19.6  $  320,694  $  268,659   19.4
     Nursing centers.........  432,325   393,642    9.8     836,578     786,625    6.4
     Vencare.................  182,016   100,625   80.9     301,062     199,562   50.9
     Atria...................   16,982    12,837   32.3      31,199      25,448   22.6
                              --------  --------         ----------  ----------
                               797,117   645,716   23.4   1,489,533   1,280,294   16.3
     Elimination.............  (18,822)  (11,162)           (30,542)    (19,403)
                              --------  --------         ----------  ----------
                              $778,295  $634,554   22.7  $1,458,991  $1,260,891   15.7
                              ========  ========         ==========  ==========

  Hospital revenue increases in both the second quarter and six months ended June 30, 1997 resulted primarily from an increase in patient days and improved patient mix. Hospital patient days rose 10% in both periods to 163,327 and 323,180 for the second quarter and first six months of 1997, respectively, compared to 148,313 and 294,328 for the respective periods last year. Non-Medicaid patient days (for which payment rates are generally higher than Medicaid) increased 13% in the second quarter to 140,157 from 124,415 last year and 13% for the six month period to 278,305 from 246,278. Medicaid patient days declined 3% in the second quarter to 23,170 from 23,898 last year and 7% in the six month period to 44,875 from 48,050. Hospital revenues for the second quarter of 1997 include $5.2 million related to the 19 facilities purchased in the Transitional Acquisition.

  During the fourth quarter of 1996, the Company entered into an agreement to sell 34 underperforming or non-strategic nursing centers. At June 30, 1997, 27 of these centers had been sold; the remainder are expected to be sold pending certain regulatory approvals. In connection with the TheraTx Merger, Vencor acquired 26

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

nursing centers on March 21, 1997. Excluding the effect of sales and acquisitions, nursing center revenues increased 4% in both the second quarter and six months, while patient days declined 1% in the second quarter and 2% in the six month period compared to last year. The increase in same-store nursing center revenues resulted primarily from price increases.

  Excluding the effect of sales and acquisitions, nursing center revenue growth was adversely impacted by a 5% and 6% decline in private patient days in the second quarter and first six months of 1997, respectively. In an effort to attract increased volumes of Medicare and private pay patients, the Company is implementing a plan to expend approximately $200 million over the next two years to improve existing facilities and expand the range of services provided to accommodate higher acuity patients.

  Vencare revenues for the second quarter and six months ended June 30, 1997 include approximately $67.8 million and $75.5 million, respectively, related to contract rehabilitation therapy and certain other ancillary service businesses acquired as part of the TheraTx Merger. Excluding the TheraTx Merger, Vencare revenues grew 17% in the second quarter and 16% for the six months primarily as a result of growth in volumes. Vencare ancillary service contracts in effect at June 30, 1997 totaled 4,524 compared to 4,295 at June 30, 1996. During the second quarter of 1997, Vencor terminated approximately 700 contracts which did not meet certain growth criteria. These terminations did not materially impact Vencare operating results.

  Pharmacy revenues (included in Vencare operations) declined 2% to $43.3 million in the second quarter of 1997 from $44.0 million in the same period last year and 3% in the six month period to $84.7 million from $87.4 million. The decline was primarily attributable to the effects of the restructuring of the institutional pharmacy business initiated in the fourth quarter of 1996 and the sale of the retail pharmacy outlets in January 1997.

  During the second quarter of 1997, the number of Atria communities in operation expanded from 25 to 40, primarily as a result of a $30.7 million acquisition of 12 communities. Same store revenues rose 7% in both the second quarter and six month period primarily due to price increases and growth in ancillary services.

  Second quarter 1997 income from operations totaled $37.0 million ($0.52 per fully diluted share), up 20% from $30.9 million ($0.43 per fully diluted share) for the same period in 1996. For the six month period, income from operations rose 21% to $71.0 million from $58.5 million in 1996. The increase in both periods was primarily attributable to growth in hospital and Vencare operations and the continuing effect of merger synergies achieved in 1996 in connection with the acquisition of The Hillhaven Corporation. The operating results of Transitional since the date of acquisition had no material effect on second quarter 1997 net income.

  During the second quarter of 1997, Vencor repurchased substantially all of the outstanding TheraTx $100 million 8% Convertible Subordinated Notes Due 2002 assumed in connection with the TheraTx Merger. The after-tax loss associated with this transaction approximated $1.6 million ($0.02 per share). During the first quarter of 1997, the Company recorded an after-tax charge of $2.3 million ($0.03 per share) in connection with the refinancing of the bank credit agreements of both Vencor and TheraTx.

LIQUIDITY

  Cash provided by operations totaled $123.7 million for the first six months of 1997 compared to $117.0 million for the same period of 1996. The increase was primarily attributable to growth in income from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

LIQUIDITY (CONTINUED)

  Days of revenues in accounts receivable increased to 65 at June 30, 1997 compared to 54 at December 31, 1996. Growth in accounts receivable was primarily related to the restructuring of Vencor's pharmacy operations (which began in the fourth quarter of 1996) and growth in rehabilitation contracts acquired in the TheraTx Merger. The collection cycle for rehabilitation therapy contracts typically requires in excess of three months.

  In connection with the TheraTx Merger, Vencor entered into the $1.75 billion Vencor Credit Facility, replacing a $1.0 billion bank credit facility. On June 24, 1997, the Vencor Credit Facility was amended to increase the amount of the credit to $2.0 billion. At June 30, 1997, available borrowings under the Vencor Credit Facility approximated $170 million. As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, Vencor completed a $750 million private placement of long-term debt on July 21, 1997. The net proceeds of the offering were used to reduce outstanding borrowings under the Vencor Credit Facility. At July 21, 1997, available borrowings under the Vencor Credit Facility approximated $950 million.

  Since the completion of the initial public offering of Atria in August 1996 (the "IPO"), Atria has maintained a $200 million bank credit facility (the "Atria Credit Facility") to finance its expansion and development program. At June 30, 1997, amounts available under the Atria Credit Facility aggregated $110 million.

  Working capital totaled $481.5 million at June 30, 1997 compared to $320.1 million at December 31, 1996. Management believes that cash flows from operations and amounts available under the Vencor Credit Facility are sufficient to meet the Company's future expected liquidity needs.

  At June 30, 1997, the Company's ratio of debt to debt and equity totaled 69.1%. Management intends to reduce the Company's future leverage through, among other things, the use of anticipated excess cash flows from operations and the sale of certain non-strategic assets acquired from TheraTx and Transitional.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $132.9 million for the first six months of 1997 compared to $61.5 million for the same period of 1996. Expenditures in the first six months of 1997 related to Atria approximated $23 million. Planned capital expenditures in 1997 (excluding amounts for acquisitions and Atria) related to hospitals, nursing centers and Vencare are expected to approximate $200 million and include significant expenditures related to nursing center improvements. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At June 30, 1997, the estimated cost to complete and equip construction in progress approximated $70 million.

  During 1997, Vencor expended approximately $355 million and $575 million in connection with the TheraTx Merger and the Transitional Acquisition, respectively. These purchases were financed primarily through borrowings under the Vencor Credit Facility. See Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.

  Vencor also expended $25.0 million for the acquisition of new and previously leased facilities in the first six months of 1997 compared to $5.2 million for the same period in 1996. Subject to certain limitations related to management's plans to reduce long-term debt discussed above, the Company intends to acquire additional hospitals, nursing centers and ancillary service businesses in the future.

  Capital expenditures were financed primarily through internally generated funds and, in 1997, from borrowings under the Vencor Credit Facility and proceeds from the IPO. Vencor intends to finance a substantial portion of its capital expenditures with internally generated funds and long-term debt. Sources of capital include available borrowings under the Vencor Credit Facility, public or private debt and equity.

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

  Medicare revenues as a percentage of total revenues were 32% and 31% for the six months ended June 30, 1997 and 1996, respectively, while Medicaid percentages of revenues approximated 27% and 31% for the respective periods.

  On March 28, 1997, the Health Care Financing Administration ("HCFA") issued a proposed rule to change Medicare reimbursement guidelines for therapy services provided by Vencare (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the proposed rule, HCFA would revise the current salary equivalency guidelines for physical therapy and respiratory therapy services and establish new salary equivalency guidelines for speech and occupational therapy services. The proposed guidelines are based on a blend of data from wage rates for hospitals and skilled nursing facilities, and include salary, fringe benefits and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. Following a 60-day comment period, HCFA is considering comments and is expected to issue a final rule. The new guidelines will not become effective until 60 days after publication of the final rule in the Federal Register. While the Company cannot predict when the final regulation will be issued, or if changes will be made to the proposed guidelines, management believes that the imposition of salary equivalency guidelines on speech and occupational therapy services, as proposed, would not significantly decrease Vencare operating margins or have a material adverse effect on the Company's contract services business.

OTHER INFORMATION

  On June 11, 1997, the Company announced that it had entered into a strategic alliance with CNA Financial Corporation ("CNA") to develop and market a long-term care insurance product. Under this arrangement, CNA will offer a long-term care insurance product which features as a benefit certain discounts for services provided by members of the Company's network of long-term care providers. Members of this network will act as preferred providers of care to covered insureds. CNA will be responsible for underwriting, marketing and distributing the product through its national distribution network and will provide administrative insurance product support. The Company will reinsure 50% of the risk through a newly formed wholly-owned insurance company and will provide utilization review services. Management believes that the alliance with CNA will not have a material impact on the Company's liquidity, financial position or results of operations in 1997.

  Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's liquidity, financial position or results of operations.

  The Vencor Credit Facility and the Atria Credit Facility contain customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Vencor and Atria were in compliance with all such covenants at June 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           1996 QUARTERS                   1997 QUARTERS
                                ---------------------------------------  ------------------
                                 FIRST     SECOND    THIRD     FOURTH     FIRST     SECOND
                                --------  --------  --------  ---------  --------  --------
Revenues......................  $626,337  $634,554  $650,551  $ 666,341  $680,696  $778,295
                                --------  --------  --------  ---------  --------  --------
Salaries, wages and
 benefits.....................   372,318   366,705   372,524    379,391   396,573   449,806
Supplies (a)..................    62,108    64,075    64,967     70,471    66,033    77,328
Rent..........................    19,167    19,102    19,681     19,845    18,948    21,783
Other operating expenses (a)..    94,155   100,797   105,275    105,570   109,786   118,935
Depreciation and
 amortization.................    24,793    24,846    24,787     25,107    24,372    29,479
Interest expense..............    12,480    12,141    11,884      9,417    10,660    20,674
Investment income.............    (3,578)   (3,300)   (3,132)    (2,193)   (1,567)   (1,746)
Non-recurring
 transactions.................         -         -         -    125,200         -         -
                                --------  --------  --------  ---------  --------  --------
                                 581,443   584,366   595,986    732,808   624,805   716,259
                                --------  --------  --------  ---------  --------  --------
Income (loss) from
 operations before
 income taxes.................    44,894    50,188    54,565    (66,467)   55,891    62,036
Provision for income
 taxes........................    17,284    19,323    21,007    (22,439)   21,909    25,026
                                --------  --------  --------  ---------  --------  --------
Income (loss) from
 operations...................    27,610    30,865    33,558    (44,028)   33,982    37,010
Extraordinary loss on
 extinguishment of debt,
 net of income tax
 benefit......................         -         -         -          -    (2,259)   (1,590)
                                --------  --------  --------  ---------  --------  --------
    Net income (loss).........  $ 27,610  $ 30,865  $ 33,558  $ (44,028) $ 31,723  $ 35,420
                                ========  ========  ========  =========  ========  ========
Earnings (loss) per
 common and common
 equivalent share:
 Primary:
  Income (loss) from
   operations.................  $   0.39  $   0.43  $   0.48  $   (0.64) $   0.48  $   0.52
  Extraordinary loss on
   extinguishment of
   debt.......................         -         -         -          -     (0.03)    (0.02)
                                --------  --------  --------  ---------  --------  --------
    Net income (loss).........  $   0.39  $   0.43  $   0.48  $   (0.64) $   0.45  $   0.50
                                ========  ========  ========  =========  ========  ========
 Fully diluted:
  Income (loss) from
   operations.................  $   0.39  $   0.43  $   0.48  $   (0.64) $   0.48  $   0.52
  Extraordinary loss on
   extinguishment of
   debt.......................         -         -         -          -     (0.03)    (0.02)
                                --------  --------  --------  ---------  --------  --------
    Net income (loss).........  $   0.39  $   0.43  $   0.48  $   (0.64) $   0.45  $   0.50
                                ========  ========  ========  =========  ========  ========
Shares used in computing
 earnings
 (loss) per common and
 common
 equivalent share:
  Primary.....................    71,455    71,373    70,028  68,874 (b)   70,207    71,016
  Fully diluted...............    71,455    71,373    70,028  68,874 (b)   70,621    71,144

--------
(a) Certain prior year amounts have been reclassified to conform with the current year presentation.
(b) Excludes the dilutive effect of common stock equivalents.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                OPERATING DATA
                                  (UNAUDITED)

                                         1996 QUARTERS                        1997 QUARTERS
                          ----------------------------------------------  ----------------------
                            FIRST       SECOND      THIRD       FOURTH      FIRST       SECOND
                          ----------  ----------  ----------  ----------  ----------  ----------
REVENUES (IN THOUSANDS):
Hospitals...............  $  130,047  $  138,612  $  144,228  $  138,381  $  154,900  $  165,794
Nursing centers (a).....     392,983     393,642     409,258     419,258     404,253     432,325
Vencare (a).............      98,937     100,625      95,804     103,702     119,046     182,016
Atria...................      12,611      12,837      13,038      13,360      14,217      16,982
                          ----------  ----------  ----------  ----------  ----------  ----------
                             634,578     645,716     662,328     674,701     692,416     797,117
Elimination.............      (8,241)    (11,162)    (11,777)     (8,360)    (11,720)    (18,822)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $  626,337  $  634,554  $  650,551  $  666,341  $  680,696  $  778,295
                          ==========  ==========  ==========  ==========  ==========  ==========
HOSPITAL DATA:
End of period data:
 Number of hospitals....          36          37          37          38          38          58
 Number of licensed
  beds..................       3,225       3,265       3,265       3,325       3,325       5,107
Revenue mix %:
 Medicare...............          57          60          58          62          64          61
 Medicaid...............          13          12          14          10          10           9
 Private and other......          30          28          28          28          26          30
Patient days:
 Medicare...............      94,087      95,680      90,224      95,137     106,646     107,799
 Medicaid...............      24,152      23,898      26,280      23,191      21,705      23,170
 Private and other......      27,776      28,735      27,716      29,268      31,502      32,358
                          ----------  ----------  ----------  ----------  ----------  ----------
                             146,015     148,313     144,220     147,596     159,853     163,327
                          ==========  ==========  ==========  ==========  ==========  ==========
NURSING CENTER DATA:
End of period data:
 Number of nursing
  centers...............         311         310         313         313         314         311
 Number of licensed
  beds..................      39,510      39,378      39,640      39,619      40,942      40,869
Revenue mix %:
 Medicare...............          30          30          29          30          32          32
 Medicaid...............          44          44          45          45          43          42
 Private and other......          26          26          26          25          25          26
Patient days:
 Medicare...............     405,049     396,568     383,458     377,570     406,642     417,336
 Medicaid...............   2,011,158   2,012,524   2,082,664   2,085,104   1,962,287   2,039,999
 Private and other......     711,313     698,389     705,783     697,183     663,575     734,593
                          ----------  ----------  ----------  ----------  ----------  ----------
                           3,127,520   3,107,481   3,171,905   3,159,857   3,032,504   3,191,928
                          ==========  ==========  ==========  ==========  ==========  ==========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare
  contracts (b).........       4,244       4,295       4,150       4,346       4,946       4,524
 Number of Atria
  communities...........          22          22          22          21          25          40
 Number of Atria units..       3,022       3,022       3,022       2,942       3,226       3,977

--------
(a) Certain prior year amounts have been reclassified to conform with the current year presentation.
(b) Restated to reflect the integration of the institutional pharmacy business into Vencare in the fourth quarter of 1996.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provides portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when The Hillhaven Corporation was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. In conjunction with the qui tam action, the United States Attorney's office for the Eastern District of Arkansas also is conducting a criminal investigation into the allegations contained in the qui tam complaint. The Company is cooperating fully in the investigation.

  On June 19, 1997, a class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional was purchasing shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain senior executives and directors of Transitional.

  On June 6, 1997, Transitional announced that it had been advised that it was the target of a grand jury investigation arising from the activities of Transitional's formerly owned dialysis business. The investigation involves purported Medicare fraud involving certain laboratory tests performed by a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. The Company is cooperating fully in the investigation.

  The Company intends to vigorously defend these proceedings. While such proceedings are in the preliminary stages, based on the information currently available to the Company, the Company believes that a resolution of these matters will not have, individually or in the aggregate, a material adverse effect on the Company's liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Vencor's Annual Meeting of Stockholders was held on May 15, 1997 in Louisville, Kentucky. At the meeting, stockholders elected a Board of ten directors pursuant to the following votes:

        DIRECTOR                                   VOTES IN FAVOR VOTES WITHHELD
        --------                                   -------------- --------------
     Michael R. Barr..............................   52,920,549      248,794
     Walter F. Beran..............................   52,909,872      259,471
     Ulysses L. Bridgeman, Jr.....................   52,876,894      292,449
     Elaine L. Chao...............................   52,865,191      304,152
     Donna R. Ecton...............................   52,913,297      256,046
     Greg D. Hudson...............................   52,907,927      261,416
     William H. Lomicka...........................   52,912,606      256,737
     W. Bruce Lunsford............................   52,913,700      255,643
     W. Earl Reed, III............................   52,910,945      258,398
     R. Gene Smith................................   52,903,757      265,586

  In addition, the stockholders approved the Vencor, Inc. 1997 Stock Option Plan for Non-Employee Directors by the vote of 42,932,535 in favor, 2,600,511 against and 277,979 abstentions. The stockholders also approved the Vencor, Inc. 1997 Incentive Compensation Plan by the vote of 34,475,741 in favor, 11,080,920 against and 254,364 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS:

     2.1 Agreement and Plan of Merger dated June 18, 1997 by and among the Company, LV Acquisition Corp. and Transitional Hospitals Corporation.
         Exhibit 2.1 to the Current Report on Form 8-K of the Company dated
         July 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
     4.1 Amendment No. 1, dated as of April 22, 1997, to the $1.75 billion
         Credit Agreement dated as of March 17, 1997, as amended as of March
         31, 1997, among the Company, the various banks party thereto, the Swingline Bank party, the LC Issuing Banks party thereto, the Managing
         Agents and Co-Agents party thereto, Morgan Guaranty Trust Company of
         New York, as Documentation Agent and Collateral Agent, and
         Nationsbank, N.A., as Administrative Agent. Exhibit (b)(2) to
         Amendment No. 8 to the Statement on Schedule 14D-1 of the Company and
         LV Acquisition Corp., dated May 7, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
     4.2 $2.0 billion Amended and Restated Credit Agreement dated as of May 30,
         1997, amending and restating the Credit Agreement dated as of March
         17, 1997, as amended as of March 31, 1997 and April 22, 1997, among the Company, the various banks party thereto, the Swingline Bank party, the LC Issuing Banks party thereto, the Managing Agents and Co-
         Agents party thereto, Morgan Guaranty Trust Company of New York, as
         Documentation Agent and Collateral Agent, and Nationsbank, N.A., as
         Administrative Agent. Exhibit (b)(3) to Amendment No. 8 to the
         Statement on Schedule 14D-1 of the Company and LV Acquisition Corp., dated May 7, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
     4.3 Amendment No. 1, dated as of June 24, 1997, to the $2.0 billion
         Amended and Restated Credit Agreement dated as of May 30, 1997, amending and restating the Credit Agreement dated as of March 17, 1997, as amended as of March 31, 1997 and April 22, 1997, among the Company, the various banks party thereto, the Swingline Bank party, the LC Issuing Banks party thereto, the Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust Company of New York, as
         Documentation Agent and Collateral Agent, and Nationsbank, N.A., as
         Administrative Agent.

  (A) EXHIBITS (CONTINUED):

      4.4 Amendment No. 3 to Credit Agreement dated as of May 27, 1997 among
          Atria Communities, Inc., as borrower, the lending institutions named therein, PNC Bank, National Association, as Administrative Agent, PNC
          Bank Kentucky, Inc., as Managing Agent, and National City Bank of
          Kentucky, as Documentation Agent. Exhibit 4.6 to the Registration
          Statement on Form S-1 of Atria Communities, Inc. (Comm. File No. 333-
          28577) is hereby incorporated by reference.
     10.1 Strategic Alliance Agreement dated as of June 10, 1997 by and between the Company, Continental Casualty Company and Valley Forge Life
          Insurance Company.
     10.2 Amendment No. 2 to Parent Guaranty dated as of May 27, 1997 by Atria
          Communities, Inc., as Borrower, Vencor, Inc., as Parent Guarantor,
          First Healthcare Corporation, Northwest Health Care, Inc., Medisave
          Pharmacies, Inc., Nationwide Care, Inc., TheraTx, Incorporated,
          Vencor Hospitals Illinois, Inc., Vencor Hospitals South, Inc., Vencor
          Hospitals East, Inc., Vencor Hospitals California, Inc., Vencor
          Hospitals Texas, Ltd., Ventech Systems, Inc., Pasatiempo Development
          Corp., VCI Specialty Services, Inc., and Vencor Properties, Inc., as
          Supporting Guarantors, and PNC Bank, National Association, as
          Administrative Agent.
     10.3 Amendment No. 1 dated May 8, 1997 to the Vencor, Inc. 1997 Incentive
          Compensation Plan.
     10.4 Form of Indemnification Agreement between Transitional Hospitals
          Corporation and its Directors and Executive Officers. Exhibit C to the Proxy Statement of Transitional Hospitals Corporation, dated
          April 24, 1987 relating to its annual meeting of its stockholders on June 1, 1987 (Comm. File No. 1-7008) is hereby incorporated by reference.
     10.5 Agreement and Plan of Merger, dated May 2, 1997, among Select Medical
          Corporation, SM Acquisition Co. and Transitional Hospitals
          Corporation. Exhibit 99.1 to the Current Report on Form 8-K of
          Transitional Hospitals Corporation dated May 2, 1997 (Comm. File No.
          1-7008) is hereby incorporated by reference.
     10.6 Agreement between Community Psychiatric Centers and Foray 911
          Limited, dated as of June 21, 1996, related to the sale of the entire issued share capital of CPC (Londinium) Limited. Exhibit 1 to the Current Report on Form 8-K of Transitional Hospitals Corporation dated July 5, 1996 (Comm. File No. 1-7008) is herein incorporated by reference.
     10.7 Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated October 22, 1996.
          Exhibit 99.1 to the Current Report on Form 8-K of Transitional
          Hospitals Corporation dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.
     10.8 Agreement and Plan of Merger between Transitional Hospitals
          Corporation and Behavioral Healthcare Corporation, dated October 22,
          1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional
          Hospitals Corporation dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.
     10.9 First Amendment to Asset Purchase Agreement between Transitional
          Hospitals Corporation and Behavioral Healthcare Corporation, dated
          November 30, 1996. Exhibit 99.1 to the Current Report on Form 8-K of
          Transitional Hospitals Corporation dated December 16, 1996 (Comm.
          File No. 1-7008) is hereby incorporated by reference.
    10.10 Amendment to Agreement and Plan of Merger between Transitional
          Hospitals Corporation and Behavioral Healthcare Corporation, dated
          November 30, 1996. Exhibit 99.2 to the Current Report on Form 8-K of
          Transitional Hospitals Corporation dated December 16, 1996 (Comm.
          File No. 1-7008) is hereby incorporated by reference.

  (A) EXHIBITS (CONTINUED):

     11 Statement Re: Computation of earnings per common and common equivalent share for the six months ended June 30, 1997 and 1996.
     27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis Retrieval system).

  (B) REPORTS ON FORM 8-K:

  Vencor filed a Current Report on Form 8-K on April 1, 1997 reporting the TheraTx Merger. Vencor also filed a Current Report on Form 8-K/A on May 23, 1997 which included historical and pro forma financial statements relating to the TheraTx Merger.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENCOR, INC.

Date: July 25, 1997                               /s/ W. EARL REED, III
___________________                       _____________________________________
                                                    W. Earl Reed, III
                                           Executive Vice President and Chief
                                           Financial Officer (Duly Authorized
                                              Officer of the Registrant and
                                              Principal Financial Officer)