Form 10-Q
period 1997-09-30
VENCOR INC
filed 1997-10-23
CIK 740260

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS OF COMMON STOCK               OUTSTANDING AT SEPTEMBER 30, 1997
          ----------------------------       ---------------------------------
      Common stock, $.25 par value                   69,745,314 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    1 of 21

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Consolidated Statement of Income -- for the quarter
           and nine months ended September 30, 1997 and 1996..............    3
          Condensed Consolidated Balance Sheet -- September 30, 1997 and
           December 31, 1996..............................................    4
          Condensed Consolidated Statement of Cash Flows -- for the nine months ended
           September 30, 1997 and 1996....................................    5
          Notes to Condensed Consolidated Financial Statements............    6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   11
 Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......   20
 PART II. OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K................................   20

                                  VENCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        QUARTER             NINE MONTHS
                                   ------------------  ----------------------
                                     1997      1996       1997        1996
                                   --------  --------  ----------  ----------
Revenues.......................... $844,740  $650,551  $2,303,731  $1,911,442
                                   --------  --------  ----------  ----------
Salaries, wages and benefits......  479,962   372,524   1,326,341   1,111,547
Supplies..........................   81,148    64,967     224,509     191,150
Rent..............................   23,954    19,681      64,685      57,950
Other operating expenses..........  131,977   105,275     360,698     300,227
Depreciation and amortization.....   33,385    24,787      87,236      74,426
Interest expense..................   34,773    11,884      66,107      36,505
Investment income.................   (1,759)   (3,132)     (5,072)    (10,010)
                                   --------  --------  ----------  ----------
                                    783,440   595,986   2,124,504   1,761,795
                                   --------  --------  ----------  ----------
Income from operations before
 income taxes.....................   61,300    54,565     179,227     149,647
Provision for income taxes........   24,398    21,007      71,333      57,614
                                   --------  --------  ----------  ----------
Income from operations............   36,902    33,558     107,894      92,033
Extraordinary loss on
 extinguishment of debt,
 net of income tax benefit........     (346)        -      (4,195)          -
                                   --------  --------  ----------  ----------
   Net income..................... $ 36,556  $ 33,558  $  103,699  $   92,033
                                   ========  ========  ==========  ==========
Earnings per common and common
 equivalent share:
 Primary:
  Income from operations.......... $   0.52  $   0.48  $     1.52  $     1.30
  Extraordinary loss on
   extinguishment of debt.........    (0.01)        -       (0.06)          -
                                   --------  --------  ----------  ----------
   Net income..................... $   0.51  $   0.48  $     1.46  $     1.30
                                   ========  ========  ==========  ==========
 Fully diluted:
  Income from operations.......... $   0.52  $   0.48  $     1.52  $     1.30
  Extraordinary loss on
   extinguishment of debt.........    (0.01)        -       (0.06)          -
                                   --------  --------  ----------  ----------
   Net income..................... $   0.51  $   0.48  $     1.46  $     1.30
                                   ========  ========  ==========  ==========
Shares used in computing earnings
 per common and
 common equivalent share:
 Primary..........................   71,266    70,028      70,857      70,800
 Fully diluted....................   71,277    70,028      71,043      70,800

                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $   73,995    $  112,466
 Accounts and notes receivable less allowance for
  loss of
  $46,850 -- September 30 and $23,915 -- December
  31................................................     664,857       420,758
 Inventories........................................      35,731        24,939
 Income taxes.......................................     103,363        67,808
 Other..............................................      50,408        35,162
                                                      ----------    ----------
                                                         928,354       661,133
Property and equipment, at cost.....................   1,910,212     1,609,770
Accumulated depreciation............................    (459,616)     (416,608)
                                                      ----------    ----------
                                                       1,450,596     1,193,162
Intangible assets less accumulated amortization of
 $31,895 -- September 30
 and $25,218 -- December 31.........................     720,040        31,608
Investments in affiliates...........................     175,915         7,965
Other...............................................      73,302        74,988
                                                      ----------    ----------
                                                      $3,348,207    $1,968,856
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................  $  109,801    $  103,518
 Salaries, wages and other compensation.............     150,570       111,366
 Other accrued liabilities..........................     140,244        71,434
 Long-term debt due within one year.................      27,385        54,692
                                                      ----------    ----------
                                                         428,000       341,010
Long-term debt......................................   1,890,279       710,507
Deferred credits and other liabilities..............      77,969        84,053
Minority interest in equity of consolidated
 entities...........................................       3,048        36,195
Stockholders' equity:
 Common stock, $.25 par value; authorized 180,000
  shares;
  issued 73,168 shares -- September 30 and 72,615
   shares -- December 31............................      18,292        18,154
 Capital in excess of par value.....................     757,671       713,527
 Retained earnings..................................     254,569       150,870
                                                      ----------    ----------
                                                       1,030,532       882,551
 Common treasury stock; 3,423 shares -- September 30
  and
  3,730 shares -- December 31.......................     (81,621)      (85,460)
                                                      ----------    ----------
                                                         948,911       797,091
                                                      ----------    ----------
                                                      $3,348,207    $1,968,856
                                                      ==========    ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           1997        1996
                                                        ----------  ----------
Cash flows from operating activities:
 Net income............................................ $  103,699  $   92,033
 Adjustments to reconcile net income to net cash
  provided by operating
  activities:
  Depreciation and amortization........................     87,236      74,426
  Extraordinary loss on extinguishment of debt.........      6,829           -
  Deferred income taxes................................     14,028         651
  Other................................................    (11,461)      8,809
  Changes in operating assets and liabilities:
   Accounts and notes receivable.......................    (86,020)    (40,364)
   Inventories and other assets........................     (3,462)      2,020
   Accounts payable....................................    (10,395)     14,634
   Income taxes........................................     48,209      44,019
   Other accrued liabilities...........................      9,552     (30,823)
                                                        ----------  ----------
    Net cash provided by operating activities..........    158,215     165,405
                                                        ----------  ----------
Cash flows from investing activities:
 Purchase of property and equipment....................   (202,145)    (85,437)
 Acquisition of TheraTx, Incorporated..................   (357,149)          -
 Acquisition of Transitional Hospitals Corporation.....   (607,871)          -
 Acquisition of other healthcare businesses and
  previously leased facilities.........................    (36,630)    (26,236)
 Sale of assets........................................     44,613       9,103
 Collection of notes receivable........................      3,428      54,589
 Net change in investments.............................     (4,595)       (445)
 Other.................................................    (17,023)     (1,590)
                                                        ----------  ----------
    Net cash used in investing activities.............. (1,177,372)    (50,016)
                                                        ----------  ----------
Cash flows from financing activities:
 Net change in borrowings under revolving lines of
  credit...............................................    388,500       1,000
 Issuance of long-term debt............................    734,630       7,865
 Repayment of long-term debt...........................   (129,444)    (24,377)
 Payment of deferred financing costs...................    (21,425)     (1,816)
 Public offering of common stock.......................          -      53,089
 Issuances of common stock.............................      8,631       1,379
 Repurchase of common stock............................          -     (43,681)
 Other.................................................       (206)        (46)
                                                        ----------  ----------
    Net cash provided by (used in) financing
     activities........................................    980,686      (6,587)
                                                        ----------  ----------
Change in cash and cash equivalents....................    (38,471)    108,802
Cash and cash equivalents at beginning of period.......    112,466      35,182
                                                        ----------  ----------
Cash and cash equivalents at end of period............. $   73,995  $  143,984
                                                        ==========  ==========
Supplemental information:
 Interest payments..................................... $   50,499  $   38,692
 Income tax payments...................................     10,940      23,553

                            See accompanying notes.

                                 VENCOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- REPORTING ENTITY

  Vencor, Inc. ("Vencor" or the "Company") operates an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At September 30, 1997, Vencor operated 60 long-term acute care hospitals (5,302 licensed beds), 310 nursing centers (40,608 licensed beds), a contract services business ("Vencare") which provides respiratory and rehabilitation therapies, medical services and pharmacy management services to nursing centers and other healthcare providers, and through its affiliate, Atria Communities, Inc. ("Atria"), 37 assisted and independent living communities with 3,890 units.

  On March 21, 1997, Vencor completed the acquisition of TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and operator of nursing centers (the "TheraTx Merger"), pursuant to a cash tender offer. See Note 5.

  On June 24, 1997, Vencor acquired substantially all of the outstanding common stock of Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals, pursuant to a cash tender offer. Vencor completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997 (the "Transitional Merger"). See Note 6.

NOTE 2 -- BASIS OF PRESENTATION

  The TheraTx Merger and Transitional Merger have been accounted for by the purchase method, which requires that the accounts of acquired entities be included with those of Vencor since the acquisition of a controlling interest. Accordingly, the accompanying condensed consolidated financial statements include the operations of TheraTx and Transitional since March 21, 1997 and June 24, 1997, respectively.

  In July 1997, Atria issued 6.9 million shares of its common stock in a public offering (the "Atria Offering"). Atria intends to use the net proceeds from the Atria Offering, approximately $91 million, to finance the development and acquisition of assisted living communities and for general corporate purposes. The Company now owns approximately 43% of the outstanding common stock of Atria. Accordingly, the operations of Atria, which were consolidated with those of the Company prior to the Atria Offering, have been accounted for under the equity method since July 1, 1997.

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

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of revenues by payor type follows (dollars in thousands):

                                          QUARTER             NINE MONTHS
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
      Medicare...................... $304,291  $206,270  $  783,558  $  607,753
      Medicaid......................  216,942   212,978     623,316     611,835
      Private and other.............  341,890   243,080     945,782     723,034
                                     --------  --------  ----------  ----------
                                      863,123   662,328   2,352,656   1,942,622
      Elimination...................  (18,383)  (11,777)    (48,925)    (31,180)
                                     --------  --------  ----------  ----------
                                     $844,740  $650,551  $2,303,731  $1,911,442
                                     ========  ========  ==========  ==========

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

NOTE 5 -- THERATX MERGER

  On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which Vencor paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger follows (dollars in thousands):

      Fair value of assets acquired................................... $627,789
      Fair value of liabilities assumed...............................  255,725
                                                                       --------
        Net assets acquired...........................................  372,064
      Cash received from acquired entity..............................  (14,915)
                                                                       --------
        Net cash paid................................................. $357,149
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $312 million.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- TRANSITIONAL MERGER

  On June 24, 1997, Vencor acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which Vencor paid $16.00 per common share. Vencor completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997. A summary of the Transitional Merger follows (dollars in thousands):


      Fair value of assets acquired................................... $710,114
      Fair value of liabilities assumed...............................   49,369
                                                                       --------
        Net assets acquired...........................................  660,745
      Cash received from acquired entity..............................  (52,874)
                                                                       --------
        Net cash paid................................................. $607,871
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $335 million.

NOTE 7 -- PRO FORMA INFORMATION

  The pro forma effect of the TheraTx Merger and Transitional Merger assuming that the transactions occurred on January 1, 1996 follows (dollars in thousands, except per share amounts):

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
      Revenues........................................... $2,552,001 $2,589,385
      Income from operations.............................     71,212    115,167
      Net income.........................................     67,017    115,167
      Earnings per common and common equivalent share:
       Primary:
        Income from operations........................... $     1.01 $     1.63
        Net income.......................................       0.95       1.63
       Fully diluted:
        Income from operations........................... $     1.00 $     1.63
        Net income.......................................       0.94       1.63

  For both periods presented, pro forma financial data have been derived by combining the financial results of Vencor and TheraTx (based upon nine month reporting periods ending on September 30) and Transitional (based upon nine month reporting periods ending on August 31).

  Pro forma income from operations for 1997 includes costs incurred by both TheraTx and Transitional in connection with the acquisitions which reduced net income by $29.7 million. Pro forma income from operations for 1996 include a gain on the sale of Transitional's United Kingdom psychiatric hospitals aggregating $33 million.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
NOTE 8 -- LONG-TERM DEBT

  In connection with the TheraTx Merger, Vencor entered into a new five-year bank credit facility (the "Vencor Credit Facility") aggregating $1.75 billion on March 31, 1997, replacing a $1.0 billion bank credit facility. On June 24, 1997, the Vencor Credit Facility was amended to increase the amount of the credit to $2.0 billion. Interest is payable, depending on certain leverage ratios and the period of borrowing, at rates up to either (i) the prime rate plus 1/2% or the daily federal funds rate plus 1%, (ii) LIBOR plus 1 1/8% or
(iii) the bank certificate of deposit rate plus 1 1/4%. The Vencor Credit Facility is collateralized by the capital stock of certain subsidiaries and intercompany borrowings and contains covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Outstanding borrowings under the Vencor Credit Facility approximated $1.1 billion at September 30, 1997.

  On July 21, 1997, Vencor completed the private placement of $750 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes were issued at 99.575% of face value and are not callable by the Company until 2002. The net proceeds of the offering were used to reduce outstanding borrowings under the Vencor Credit Facility. In connection with the issuance of the Notes, the Company initiated an offer on October 8, 1997 to exchange the Notes for publicly registered Notes having identical terms and conditions.

  In connection with the TheraTx Merger and the Transitional Merger, Vencor refinanced a substantial portion of its long-term debt. These transactions resulted in after-tax losses of $2.3 million, $1.6 million and $346,000 in the first, second and third quarters of 1997, respectively.

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

NOTE 9 -- LITIGATION

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

  On June 19, 1997, a class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
NOTE 9 -- LITIGATION (CONTINUED)

its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The Company is vigorously defending this action.

  On June 6, 1997, Transitional announced that it had been advised that it is a target of a grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. The Company is cooperating fully in the investigation.

NOTE 10 -- ASSET DISPOSITIONS

  On September 15, 1997, Vencor announced that Behavioral Healthcare Corporation ("BHC") had entered into a definitive agreement to merge with a subsidiary of Charter Behavioral Health Systems ("CBHS"). Vencor acquired a 61% ownership interest in BHC as part of the Transitional Merger. Vencor's proceeds from the transaction, expected to approximate $140 million, will be used to reduce outstanding borrowings.

  Under the terms of the agreement, CBHS will acquire all of the issued and outstanding capital stock of BHC for cash. This transaction, which is subject to acceptable financing, due diligence by CBHS and certain regulatory approvals, is expected to close during the fourth quarter of 1997.

  On September 30, and October 1, 1997, Vencor completed the sale of certain non-strategic assets acquired in connection with the TheraTx Merger. Proceeds from these transactions of approximately $40 million were used to reduce outstanding borrowings in October 1997.

  For accounting purposes, no gain or loss will be recorded as a result of these dispositions. The underlying valuation of the Company's investment in such assets, which will be determined from the dispositions, will be adjusted by the purchase method of accounting applied in connection with the respective acquisition.


NOTE 11 -- SUBSEQUENT EVENT

  On October 23, 1997, the Board of Directors authorized the repurchase of up to 3,000,000 shares of Vencor common stock.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
BACKGROUND INFORMATION

  Vencor is one of the nation's largest providers of healthcare services focused primarily on the needs of the elderly. At September 30, 1997, Vencor operated 60 long-term acute care hospitals (5,302 licensed beds), 310 nursing centers (40,608 licensed beds) and Vencare contract services which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 4,160 contracts to nursing centers and other healthcare providers. The Company also operated 37 assisted and independent living communities with 3,890 units through its Atria affiliate.

  On March 21, 1997, the TheraTx Merger was completed. TheraTx primarily provided rehabilitation and respiratory therapy management services and operated 26 nursing centers with annualized revenues approximating $425 million. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

  On June 24, 1997, Vencor acquired a controlling interest in Transitional and, on August 26, 1997, completed the Transitional Merger. Transitional primarily operated 19 long-term acute care hospitals with annualized revenues approximating $350 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

  In July 1997, the Atria Offering was completed. The Company now owns approximately 43% of the outstanding common stock of Atria. Accordingly, the operations of Atria, which were consolidated with those of the Company prior to the Atria Offering, have been accounted for under the equity method since July 1, 1997.

RESULTS OF OPERATIONS

  A summary of revenues follows (dollars in thousands):

                                     QUARTER                    NINE MONTHS
                                ------------------    %    ----------------------    %
                                  1997      1996    CHANGE    1997        1996     CHANGE
                                --------  --------  ------ ----------  ----------  ------
      Hospitals...............  $233,993  $144,228   62.2  $  554,687  $  412,887   34.3
      Nursing centers.........   445,943   409,258    9.0   1,282,521   1,195,883    7.2
      Vencare.................   183,187    95,804   91.2     484,249     295,366   63.9
      Atria...................         -    13,038             31,199      38,486
                                --------  --------         ----------  ----------
                                 863,123   662,328   30.3   2,352,656   1,942,622   21.1
      Elimination.............   (18,383)  (11,777)           (48,925)    (31,180)
                                --------  --------         ----------  ----------
                                $844,740  $650,551   29.8  $2,303,731  $1,911,442   20.5
                                ========  ========         ==========  ==========

  Hospital revenue increases in both the third quarter and nine months ended September 30, 1997 resulted primarily from an increase in patient days, improved patient mix and, in the third quarter of 1997, the effect of the Transitional Merger. Revenues and patient days attributable to the Transitional Merger were $65 million and 64,900, respectively. Hospital patient days rose 52% in the third quarter to 219,244 and 24% in the nine month period to 542,424, compared to 144,220 and 438,548 for the respective periods last year. Non-Medicaid patient days (for which payment rates are generally higher than Medicaid) increased 65% in the third quarter to 194,905 from 117,940 last year and 30% for the nine month period to 473,210 from 364,218. Medicaid patient days declined 7% in both the third quarter and nine month period to 24,339 and 69,214 from 26,280 and 74,330, respectively.

  During the fourth quarter of 1996, the Company entered into an agreement to sell 34 underperforming or non-strategic nursing centers. At September 30, 1997, 28 of these centers had been sold; the remainder are expected to be sold pending certain regulatory approvals. In connection with the TheraTx Merger, Vencor acquired 26 nursing centers on March 21, 1997. Excluding the effect of sales and acquisitions, nursing center revenues increased 4% in both the third quarter and nine month period, while patient days declined 2% in both the third quarter and nine month period compared to last year. The increase in same-store nursing center revenues resulted primarily from price increases.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS (CONTINUED)

  Excluding the effect of sales and acquisitions, nursing center revenue growth was adversely impacted by a 5% and 6% decline in private patient days in the third quarter and first nine months of 1997, respectively. In an effort to attract increased volumes of Medicare and private pay patients, the Company is implementing a plan to expend approximately $200 million by the end of 1998 to improve existing facilities and expand the range of services provided to accommodate higher acuity patients.

  Vencare revenues for the third quarter and nine months ended September 30, 1997 include approximately $68 million and $143 million, respectively, related to contract rehabilitation therapy and certain other ancillary service businesses acquired as part of the TheraTx Merger. Excluding the TheraTx Merger, Vencare revenues grew 19% in the third quarter and 17% for the nine months primarily as a result of growth in volume of ancillary services provided per contract. Vencare ancillary service contracts in effect at September 30, 1997 totaled 4,160 compared to 4,150 at September 30, 1996. During 1997, the Company terminated approximately 700 contracts which did not meet certain growth criteria and eliminated approximately 670 contracts by combining previously separate pharmacy, enteral and infusion therapy contracts. These transactions did not materially impact Vencare operating results.

  Pharmacy revenues (included in Vencare operations) declined 1% to $42 million in the third quarter of 1997 from $43 million in the same period last year and 3% in the nine month period to $127 million from $130 million. The decline was primarily attributable to the effects of the restructuring of the institutional pharmacy business initiated in the fourth quarter of 1996 and the sale of the retail pharmacy outlets in January 1997.

  Third quarter 1997 income from operations totaled $36.9 million ($0.52 per fully diluted share), up 10% from $33.6 million ($0.48 per fully diluted share) for the same period in 1996. For the nine month period, income from operations rose 17% to $107.9 million from $92.0 million in 1996. The increase in both periods was primarily attributable to growth in hospital and Vencare operations and the continuing effect of merger synergies achieved in 1996 in connection with the acquisition of The Hillhaven Corporation.

  The earnings growth rate in the third quarter of 1997 was less than those reported for the first two quarters of 1997 primarily due to the dilution associated with the Transitional Merger and the issuance of the Notes in July 1997, the proceeds from which were used to repay bank debt averaging 6 3/4%.

  On October 22, 1997, in connection with the third quarter earnings release, the Company also announced that it expects fourth quarter earnings to approximate $0.40 to $0.45 per share. Excluding the effect of non-recurring charges, the Company reported earnings per share of $0.51 in the fourth quarter of 1996.

  The downward revision in the earnings estimate is based primarily on management's recently completed analysis of the Balanced Budget Act of 1997 (the "Budget Act") and the expected impact of such legislation on both its business and the long-term healthcare industry in general. As the long-term care industry transitions to the new Medicare prospective payment system (scheduled to be implemented on July 1, 1998), management believes that the volume of ancillary services provided per patient day to nursing center patients could decline and that sales of new contracts are likely to slow from historical levels. Accordingly, management expects that revenue growth rates in its Vencare contract services business may moderate, which could result in declining operating margins in the short term. In addition, in an effort to more rapidly execute its integrated network strategy, the Company expects to accelerate expenditures for marketing its full-service Vencare ancillary service products and implementing its clinical and financial information systems beyond previously anticipated levels. Costs associated with these actions are expected to negatively impact earnings for the remainder of this year and into 1998. See "Healthcare Legislation."

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY

  Cash provided by operations totaled $158.2 million for the first nine months of 1997 compared to $165.4 million for the same period of 1996. Despite growth in operating income, cash flows of 1997 were adversely impacted by growth in accounts receivable. Days of revenues in accounts receivable increased to 69 at September 30, 1997 compared to 54 at December 31, 1996. Growth in accounts receivable was primarily related to (i) growth in rehabilitation contracts resulting from the TheraTx Merger (collection periods for which typically require in excess of three months), (ii) delays associated with the conversion of Transitional hospital financial systems and (iii) timing of Medicare lump sum advances. Management has initiated certain procedures to reduce accounts receivable days from current levels.

  In connection with the TheraTx Merger, Vencor entered into the $1.75 billion Vencor Credit Facility, replacing a $1.0 billion bank credit facility. On June 24, 1997, the Vencor Credit Facility was amended to increase the amount of the credit to $2.0 billion. At September 30, 1997, available borrowings under the Vencor Credit Facility approximated $855 million. As discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, Vencor completed a $750 million private placement of long-term debt on July 21, 1997. The net proceeds of the offering were used to reduce outstanding borrowings under the Vencor Credit Facility.

  Working capital totaled $500.4 million at September 30, 1997 compared to $320.1 million at December 31, 1996. Management believes that cash flows from operations and amounts available under the Vencor Credit Facility are sufficient to meet the Company's future expected liquidity needs.

  At September 30, 1997, the Company's ratio of debt to debt and equity totaled 67%. As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the Board of Directors authorized the repurchase of up to 3,000,000 shares of Vencor common stock. The Company expects to finance the repurchase from available borrowings under the Vencor Credit Facility. Proceeds from the sale of certain non-strategic assets acquired from TheraTx and Transitional will be used to repay long-term debt. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $202.1 million for the first nine months of 1997 (including $23 million related to Atria) compared to $85.4 million for the same period of 1996. Planned capital expenditures in 1997 (excluding amounts for acquisitions) related to hospitals, nursing centers and Vencare are expected to approximate $230 million and include significant expenditures related to nursing center improvements. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At September 30, 1997, the estimated cost to complete and equip construction in progress approximated $75 million.

  During 1997, Vencor expended approximately $357 million and $608 million in connection with the TheraTx Merger and the Transitional Merger, respectively. These acquisitions were financed primarily through the issuance of long-term debt. See Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of these acquisitions.

  Vencor also expended $36.6 million for the acquisition of new and previously leased facilities in the first nine months of 1997 compared to $26.2 million in the same period in 1996. Subject to certain limitations related to management's plans to reduce long-term debt discussed above, the Company intends to acquire additional hospitals, nursing centers and ancillary service businesses in the future.

  Capital expenditures were financed primarily through internally generated funds and, in 1997, from proceeds from the issuance of the Notes and borrowings under the Vencor Credit Facility. Vencor intends to finance a substantial portion of its capital expenditures with internally generated funds and long-term debt. Sources of capital include available borrowings under the Vencor Credit Facility, public or private debt and equity.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

HEALTHCARE LEGISLATION

  The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare were reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act affects reimbursement systems for each of the Company's operating units.

  The Budget Act will reduce payments to many of the Company's facilities, including, but not limited to, payments made to the Company's hospitals, by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA), reducing allowable costs for capital expenditures and bad debts and reducing payments for services to patients transferred from a prospective payment system hospital. The Budget Act also requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services have not been established or published. The prospective payment system also will cover ancillary services provided to nursing center patients under the Company's Vencare contract services business. The Budget Act also requires the establishment of an interim prospective payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The interim system will establish per visit limits and per beneficiary annual limits. A permanent prospective payment system for home health services will be established by October 1, 1999.

  In March 1997, the Health Care Financing Administration ("HCFA") issued a proposed rule to change Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the proposed rule, HCFA would revise the current salary equivalency guidelines for speech and occupational therapy services. The proposed guidelines are based on a blend of data from wage rates for hospitals and nursing facilities, and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. HCFA is considering comments but has not issued a final rule at this time. The Company cannot predict when the final regulation will be issued or if changes will be made to the proposed guidelines.

  There also continue to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals and changes in Medicaid reimbursement system for long-term care hospitals. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases the restrictions on the states' ability to reduce their Medicaid reimbursement levels.

  There can be no assurance that the Budget Act, proposed salary equivalency rates, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  Medicare revenues as a percentage of total revenues were 33% and 31% for the nine months ended September 30, 1997 and 1996, respectively, while Medicaid percentages of revenues approximated 27% and 31% for the respective periods.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

OTHER INFORMATION

  On June 11, 1997, the Company announced that it had entered into a strategic alliance with CNA Financial Corporation ("CNA") to develop and market a long-term care insurance product. Under this arrangement, CNA will offer a long-term care insurance product which features as a benefit certain discounts for services provided by members of the Company's network of long-term care providers. Members of this network will act as preferred providers of care to covered insureds. CNA will be responsible for underwriting, marketing and distributing the product through its national distribution network and will provide administrative insurance product support. The Company will reinsure 50% of the risk through a newly formed wholly owned insurance company and will provide utilization review services. Management believes that the alliance with CNA will not have a material impact on the Company's liquidity, financial position or results of operations in 1997.

  Various lawsuits and claims arising in the ordinary course of business are pending against Vencor. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on Vencor's liquidity, financial position or results of operations. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

  The Vencor Credit Facility contains customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Vencor was in compliance with all such covenants at September 30, 1997.

  As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, on December 31, 1997, Vencor will be required to change the method of computing earnings per common share on a retroactive basis. The change in calculation method is not expected to have a material impact on previously reported earnings per common share.

  Disclosures set forth in this Item 2 include forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Numerous factors exist which, in some cases have affected, and in the future could cause results to differ materially from these expectations. These statements involve risks and uncertainties concerning the implementation and interpretation of the healthcare reform legislation and other factors as detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its Current Report on Form 8-K dated October 21, 1997.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            1997 QUARTERS
                                      ----------------------------
                                                                       NINE
                                       FIRST     SECOND    THIRD      MONTHS
                                      --------  --------  --------  ----------
Revenues............................  $680,696  $778,295  $844,740  $2,303,731
                                      --------  --------  --------  ----------
Salaries, wages and benefits........   396,573   449,806   479,962   1,326,341
Supplies............................    66,033    77,328    81,148     224,509
Rent................................    18,948    21,783    23,954      64,685
Other operating expenses............   109,786   118,935   131,977     360,698
Depreciation and amortization.......    24,372    29,479    33,385      87,236
Interest expense....................    10,660    20,674    34,773      66,107
Investment income...................    (1,567)   (1,746)   (1,759)     (5,072)
                                      --------  --------  --------  ----------
                                       624,805   716,259   783,440   2,124,504
                                      --------  --------  --------  ----------
Income from operations before income
 taxes..............................    55,891    62,036    61,300     179,227
Provision for income taxes..........    21,909    25,026    24,398      71,333
                                      --------  --------  --------  ----------
Income from operations..............    33,982    37,010    36,902     107,894
Extraordinary loss on extinguishment
 of debt,
 net of income tax benefit..........    (2,259)   (1,590)     (346)     (4,195)
                                      --------  --------  --------  ----------
   Net income.......................  $ 31,723  $ 35,420  $ 36,556  $  103,699
                                      ========  ========  ========  ==========
Earnings per common and common
 equivalent share:
 Primary:
  Income from operations............  $   0.48  $   0.52  $   0.52  $     1.52
  Extraordinary loss on
   extinguishment of debt...........     (0.03)    (0.02)    (0.01)      (0.06)
                                      --------  --------  --------  ----------
   Net income.......................  $   0.45  $   0.50  $   0.51  $     1.46
                                      ========  ========  ========  ==========
 Fully diluted:
  Income from operations............  $   0.48  $   0.52  $   0.52  $     1.52
  Extraordinary loss on
   extinguishment of debt...........     (0.03)    (0.02)    (0.01)      (0.06)
                                      --------  --------  --------  ----------
   Net income.......................  $   0.45  $   0.50  $   0.51  $     1.46
                                      ========  ========  ========  ==========
Shares used in computing earnings
 per common
 and common equivalent share:
 Primary............................    70,207    71,016    71,266      70,857
 Fully diluted......................    70,621    71,144    71,277      71,043

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     1996 QUARTERS
                          --------------------------------------
                           FIRST     SECOND    THIRD     FOURTH         YEAR
                          --------  --------  --------  --------     ----------
Revenues................  $626,337  $634,554  $650,551  $666,341     $2,577,783
                          --------  --------  --------  --------     ----------
Salaries, wages and
 benefits...............   372,318   366,705   372,524   379,391      1,490,938
Supplies (a)............    62,108    64,075    64,967    70,471        261,621
Rent....................    19,167    19,102    19,681    19,845         77,795
Other operating expenses
 (a)....................    94,155   100,797   105,275   105,570        405,797
Depreciation and
 amortization...........    24,793    24,846    24,787    25,107         99,533
Interest expense........    12,480    12,141    11,884     9,417         45,922
Investment income.......    (3,578)   (3,300)   (3,132)   (2,193)       (12,203)
Non-recurring
 transactions...........         -         -         -   125,200        125,200
                          --------  --------  --------  --------     ----------
                           581,443   584,366   595,986   732,808      2,494,603
                          --------  --------  --------  --------     ----------
Income (loss) from
 operations before
 income taxes...........    44,894    50,188    54,565   (66,467)        83,180
Provision for income
 taxes..................    17,284    19,323    21,007   (22,439)        35,175
                          --------  --------  --------  --------     ----------
  Net income (loss).....  $ 27,610  $ 30,865  $ 33,558  $(44,028)    $   48,005
                          ========  ========  ========  ========     ==========
Earnings (loss) per
 common and common
 equivalent share:
 Primary................  $   0.39  $   0.43  $   0.48  $  (0.64)    $     0.68
 Fully diluted..........  $   0.39  $   0.43  $   0.48  $  (0.64)    $     0.68
Shares used in computing
 earnings (loss) per
 common and common
 equivalent share:
 Primary................    71,455    71,373    70,028    68,874 (b)     70,702
 Fully diluted..........    71,455    71,373    70,028    68,874 (b)     70,702

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)
                                 OPERATING DATA
                                  (UNAUDITED)

                                          1997 QUARTERS
                                 ----------------------------------
                                                                        NINE
                                   FIRST       SECOND      THIRD       MONTHS
                                 ----------  ----------  ----------  ----------
REVENUES (IN THOUSANDS):
Hospitals....................... $  154,900  $  165,794  $  233,993  $  554,687
Nursing centers.................    404,253     432,325     445,943   1,282,521
Vencare.........................    119,046     182,016     183,187     484,249
Atria...........................     14,217      16,982           -      31,199
                                 ----------  ----------  ----------  ----------
                                    692,416     797,117     863,123   2,352,656
Elimination.....................    (11,720)    (18,822)    (18,383)    (48,925)
                                 ----------  ----------  ----------  ----------
                                 $  680,696  $  778,295  $  844,740  $2,303,731
                                 ==========  ==========  ==========  ==========
HOSPITAL DATA:
End of period data:
 Number of hospitals............         38          58          60
 Number of licensed beds........      3,325       5,107       5,302
Revenue mix %:
 Medicare.......................         64          61          65          63
 Medicaid.......................         10           9           8           9
 Private and other..............         26          30          27          28
Patient days:
 Medicare.......................    106,646     107,799     152,640     367,085
 Medicaid.......................     21,705      23,170      24,339      69,214
 Private and other..............     31,502      32,358      42,265     106,125
                                 ----------  ----------  ----------  ----------
                                    159,853     163,327     219,244     542,424
                                 ==========  ==========  ==========  ==========
NURSING CENTER DATA:
End of period data:
 Number of nursing centers......        314         311         310
 Number of licensed beds........     40,942      40,869      40,608
Revenue mix %:
 Medicare.......................         32          32          33          32
 Medicaid.......................         43          42          42          43
 Private and other..............         25          26          25          25
Patient days:
 Medicare.......................    406,642     417,336     400,798   1,224,776
 Medicaid.......................  1,962,287   2,039,999   2,078,236   6,080,522
 Private and other..............    663,575     734,593     729,289   2,127,457
                                 ----------  ----------  ----------  ----------
                                  3,032,504   3,191,928   3,208,323   9,432,755
                                 ==========  ==========  ==========  ==========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare contracts....      4,946       4,524       4,160

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                           OPERATING DATA (CONTINUED)
                                  (UNAUDITED)

                                       1996 QUARTERS
                          ------------------------------------------
                            FIRST     SECOND      THIRD     FOURTH       YEAR
                          ---------  ---------  ---------  ---------  ----------
REVENUES (IN THOUSANDS):
Hospitals...............  $ 130,047  $ 138,612  $ 144,228  $ 138,381  $  551,268
Nursing centers (a).....    392,983    393,642    409,258    419,258   1,615,141
Vencare (a).............     98,937    100,625     95,804    103,702     399,068
Atria...................     12,611     12,837     13,038     13,360      51,846
                          ---------  ---------  ---------  ---------  ----------
                            634,578    645,716    662,328    674,701   2,617,323
Elimination.............     (8,241)   (11,162)   (11,777)    (8,360)    (39,540)
                          ---------  ---------  ---------  ---------  ----------
                          $ 626,337  $ 634,554  $ 650,551  $ 666,341  $2,577,783
                          =========  =========  =========  =========  ==========
HOSPITAL DATA:
End of period data:
 Number of hospitals....         36         37         37         38
 Number of licensed
  beds..................      3,225      3,265      3,265      3,325
Revenue mix %:
 Medicare...............         57         60         58         62          59
 Medicaid...............         13         12         14         10          12
 Private and other......         30         28         28         28          29
Patient days:
 Medicare...............     94,087     95,680     90,224     95,137     375,128
 Medicaid...............     24,152     23,898     26,280     23,191      97,521
 Private and other......     27,776     28,735     27,716     29,268     113,495
                          ---------  ---------  ---------  ---------  ----------
                            146,015    148,313    144,220    147,596     586,144
                          =========  =========  =========  =========  ==========
NURSING CENTER DATA:
End of period data:
 Number of nursing
  centers...............        311        310        313        313
 Number of licensed
  beds..................     39,510     39,378     39,640     39,619
Revenue mix %:
 Medicare...............         30         30         29         30          30
 Medicaid...............         44         44         45         45          44
 Private and other......         26         26         26         25          26
Patient days:
 Medicare...............    405,049    396,568    383,458    377,570   1,562,645
 Medicaid...............  2,011,158  2,012,524  2,082,664  2,085,104   8,191,450
 Private and other......    711,313    698,389    705,783    697,183   2,812,668
                          ---------  ---------  ---------  ---------  ----------
                          3,127,520  3,107,481  3,171,905  3,159,857  12,566,763
                          =========  =========  =========  =========  ==========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare
  contracts (b).........      4,244      4,295      4,150      4,346

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

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

     4.1 Form of 8 5/8% Senior Subordinated Notes due 2007. Exhibit 4.1 to the Current Report on Form
            8-K of the Company dated July 21, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
     4.2 Indenture dated as of July 21, 1997 between the Company and The Bank of New York, as Trustee. Exhibit 4.2 to the Current Report on Form 8-K of the Company dated July 21, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
    10.1 Registration Rights Agreement dated as of July 21, 1997 by and among the Company, J.P.
            Morgan Securities, Inc., NationsBanc Capital Markets, Inc., Goldman, Sachs & Co. and Merrill
            Lynch, Pierce, Fenner & Smith, Inc. Exhibit 99.1 to the Current Report on Form 8-K of the Company dated July 21, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
     11 Statement Re: Computation of earnings per common and common equivalent share for the quarter and nine months ended September 30, 1997 and 1996.
     27 Financial Data Schedule (included only in filing submitted under the Electronic Data
            Gathering, Analysis and Retrieval system).

  (B) REPORTS ON FORM 8-K:

  The Company filed on July 3, 1997 a Current Report on Form 8-K dated June 19, 1997 reporting the completion of the tender offer for Transitional Hospitals Corporation. The Company also filed on August 11, 1997 a Current Report on Form 8-K/A dated June 19, 1997 which included pro forma financial statements relating to the acquisition of Transitional Hospitals Corporation. In addition, the Company filed on July 31, 1997 a Current Report on Form 8-K dated July 21, 1997 reporting the completion of the private placement of $750 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2007.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VENCOR, INC.

                                                   /s/ W. BRUCE LUNSFORD
Date: October 23, 1997                       ________________________________
----------------------                       W. Bruce Lunsford Chairman of the
                                                Board, President and Chief
                                                     Executive Officer


                                                   /s/ W. EARL REED, III
Date: October 23, 1997                       ________________________________
----------------------                               W. Earl Reed, III
                                             Executive Vice President and Chief
                                                Financial Officer (Principal
                                                     Financial Officer)