Form 10-K405
period 1997-12-31
VENCOR INC
filed 1998-03-12
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

(Mark One)
[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
 1934
                   For the fiscal year ended December 31, 1997
                                        OR
[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

                        COMMISSION FILE NUMBER: 1-10989

                                 VENCOR, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                      61-1055020
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
       incorporation or organization)

              3300 AEGON CENTER
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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
   Common Stock, par value $.25 per share                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  As of February 27, 1998, there were 67,468,848 shares of the Registrant's Common Stock, $.25 par value, outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on February 27, 1998, was approximately $1,820,047,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
 Item 1.   Business..............................................................................   3
 Item 2.   Properties............................................................................  27
 Item 3.   Legal Proceedings.....................................................................  27
 Item 4.   Submission of Matters to a Vote of Security Holders...................................  28
PART II
 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................  31
 Item 6.   Selected Financial Data...............................................................  32
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  33
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................  41
 Item 8.   Financial Statements and Supplementary Data...........................................  41
 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..  41
PART III
 Item 10.  Directors and Executive Officers of the Registrant....................................  41
 Item 11.  Executive Compensation................................................................  41
 Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  41
 Item 13.  Certain Relationships and Related Transactions........................................  41
PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  41

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Vencor, Inc. ("Vencor" or the "Company") is one of the largest providers of long-term healthcare services in the United States. At December 31, 1997, the Company's operations included 60 long-term acute care hospitals containing 5,273 licensed beds, 309 nursing centers containing 40,383 licensed beds, and the Vencare contract services business which provides respiratory and rehabilitation therapies and medical and pharmacy management services to approximately 2,900 healthcare facilities. The Company currently operates in 46 states. Healthcare services provided through this network include long-term hospital care, nursing care, contract respiratory therapy services, subacute and post-operative care, in-patient and out-patient rehabilitation therapy, specialized care for Alzheimer's disease, hospice care, home healthcare and pharmacy services. The Company also continues to develop VenTouch(TM), a comprehensive paperless clinical information system designed to increase the operating efficiencies of the Company's facilities.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. It was reorganized as a Delaware corporation in 1987 and changed its name to Vencor, Incorporated in 1989 and to Vencor, Inc. in 1993. On September 28, 1995, The Hillhaven Corporation ("Hillhaven") merged with and into the Company (the "Hillhaven Merger"). On March 21, 1997, the Company acquired TheraTx, Incorporated ("TheraTx"), a provider of subacute rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers. On June 24, 1997, the Company acquired Transitional Hospitals Corporation ("Transitional"), an operator of 16 long-term acute care hospitals and three satellite facilities located in 13 states.

  In January 1998, the Board of Directors authorized management to proceed with a plan to separate the Company into two publicly held corporations, one to operate the hospital, nursing center and Vencare businesses ("Operating Company") and the other to own substantially all of the real property of the Company ("Realty Company") and to lease such real property to Operating Company (the "Reorganization Transactions"). Realty Company intends to become a real estate investment trust for Federal income tax purposes beginning January 1, 1999. The Reorganization Transactions will be effected through the issuance to the Company's common stockholders of all of the outstanding shares of Operating Company (the "Distribution"). Following the Distribution, Realty Company will be named VenTrust, Inc. and Operating Company will assume the name of Vencor, Inc. The Reorganization Transactions and the Distribution are contingent upon, among other things, stockholder approval, regulatory and other approvals, tax considerations and the consummation of a capitalization plan for each entity. The Company filed a preliminary proxy statement concerning the Reorganization Transactions and the Distribution with the Securities and Exchange Commission on January 30, 1998. Management anticipates that the Reorganization Transactions and Distribution will be completed in the second quarter of 1998.

BUSINESS STRATEGY

  The Company believes that the demand for long-term care is increasing. Improved medical care and advances in medical technology continue to increase the survival rates for victims of disease and trauma. Many of these patients never fully recover and require long-term care. The incidence of chronic medical complications increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes that there will be an increase in the demand for long-term care at all levels of the continuum of care.

  At the same time, the healthcare system of the United States is experiencing a period of significant change. Factors affecting the healthcare system include cost containment, the expansion of managed care, improved medical technology, an increased focus on measurable clinical outcomes and a growing public awareness of healthcare spending by governmental agencies at Federal and state levels. Payors are increasingly requiring providers to move patients from high-acuity care environments to lower-acuity care settings as quickly as is medically appropriate.

  The Company's strategy is to continue to develop its full-service integrated network to meet the range of needs of patients requiring long-term care. The Company is continuing to integrate and expand the operations of its long-term acute care hospitals and nursing centers and to develop related healthcare services. The Company provides a full range of clinical expertise, as well as advanced technologies for cost-efficiencies, to accommodate patients at all levels of long-term care. Key elements of the Company's strategy for providing full-service integrated networks for long-term care are set forth below:

  Focus on Long-Term Care Continuum. The factors which affect the selection of long-term care vary by community and include the Company's local competitive position as well as its relationships with local referral sources. Accordingly, the Company focuses its resources on developing integrated networks within each of the local markets it serves. The Company's history of strategic acquisitions and complementary business development initiatives has served to enhance the Company's position as a leader in local and regional markets. In addition, the Company benefits from economies of scale through its strategic focus on the long-term care continuum.


  The Company intends to continue expanding its long-term care network and evaluates each acquisition or new market opportunity based on (i) the need for placement of long-term patients or residents, (ii) existing provider referral patterns, (iii) the presence of competitors, (iv) payor mix and (v) the political and regulatory climate. From time to time, the Company may also sell all or a portion of its interest in a business or the operations of a facility where such disposition would be in the best interest of the Company.

  Increase Penetration of Specialty Care and Ancillary Services. The Company intends to continue to expand the specialty care programs and ancillary services provided in its nursing centers through its Vencare operations. These services generally produce higher revenues than do routine nursing care services and serve to differentiate the Company's nursing centers from others in a given market. The Company is focusing on the expansion of its subacute, medical and rehabilitation services, including physical, occupational and speech therapies, wound care, oncology treatment, brain injury care, stroke therapy and orthopedic therapy at these facilities.


  Vencare provides respiratory therapy and subacute care services pursuant to contracts with nursing centers and other healthcare facilities owned by third parties. The Vencare program also includes rehabilitation therapy services, pharmacy management services, mobile radiology services and hospice care. Vencare enables the Company to provide its services to lower acuity patients in cost-efficient settings.

  During 1997, the Company initiated the sale of its Vencare full service ancillary services contracts to provide a full range of services to nursing centers not operated by the Company. Management believes that by bundling services through one provider, nursing centers can provide quality patient care more efficiently with the added benefit of centralizing their medical records. Under the new prospective payment system imposed by the Balanced Budget Act of 1997 (the "Budget Act"), ancillary services provided by nursing centers will be subject to fixed payments. In this new environment, management believes that its full service ancillary services contracts will enhance the ability of nursing center operators to manage effectively the cost of providing quality patient care.

  Further Implement Patient Information System. VenTouch(TM) is a software application which allows nurses, physicians and other clinicians to access and manage clinical information utilized in the healthcare delivery process. Among the features of VenTouch(TM) are on-line access and update of an electronic patient chart, on-line trend analysis using electronic flowsheets and graphs, and remote access for authorized users. The system is designed to decrease administrative time, reduce paper and support the delivery of quality patient care. Prior to the acquisition of Transitional, the Company had installed VenTouch(TM) in all of its hospitals. The Company expects to install VenTouch(TM) in the 19 former Transitional hospitals during 1998. At December 31, 1997, 51 of the Company's nursing centers were utilizing the VenTouch(TM) information system. The Company expects to install VenTouch(TM) in 40 to 50 of its nursing centers during 1998. In addition, the Company intends to offer VenTouch(TM) in connection with the services offered by Vencare to nursing centers not operated by the Company.

                              HOSPITAL OPERATIONS

  The Company's hospitals primarily provide long-term acute care to medically complex, chronically ill patients. The Company's hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. Generally, approximately 60% of the Company's chronic patients are ventilator-dependent for some period of time during their hospitalization. The Company's patients suffer from conditions which require a high level of monitoring and specialized care, yet may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, the Company's hospital patients generally are not clinically appropriate for admission to a nursing center or rehabilitation hospital. The medical condition of most of the Company's hospital patients is periodically or chronically unstable. By combining general acute care services with the ability to care for chronic patients, the Company believes that its long-term care hospitals provide its patients with high quality, cost-effective care. During 1997, the average length of stay for chronic patients in the long-term care hospitals operated by the Company was approximately 43 days. Although the Company's patients range in age from pediatric to geriatric, typically more than 70% of the Company's chronic patients are over 65 years of age. The Company's hospital operations are subject to regulation by a number of government and private agencies. See "--Governmental Regulation--Hospitals."

HOSPITAL FACILITIES

  The following table lists by state the number of hospitals and related licensed beds owned or leased from third parties by the Company as of December 31, 1997:

                                                   NUMBER OF FACILITIES
                                                   -----------------------
                                          LICENSED
   STATE                                    BEDS   OWNED   LEASED   TOTAL
   -----                                  -------- ------  -------  ------
   Arizona..............................     109         2       -        2
   California...........................     635         9       -        9
   Colorado.............................      68         1       -        1
   Florida(1)...........................     564         6       1        7
   Georgia(1)...........................      72         -       1        1
   Illinois(1)..........................     613         3       2        5
   Indiana..............................     159         2       1        3
   Kentucky(1)..........................     374         1       -        1
   Louisiana............................     168         1       -        1
   Massachusetts(1).....................      86         2       -        2
   Michigan(1)..........................     400         2       -        2
   Minnesota............................     111         1       -        1
   Missouri(1)..........................     227         2       -        2
   Nevada...............................      52         1       -        1
   New Mexico...........................      61         1       -        1
   North Carolina(1)....................     124         1       -        1
   Ohio.................................      94         1       -        1
   Oklahoma.............................      59         1       -        1
   Pennsylvania.........................     115         2       -        2
   Tennessee(1).........................      49         1       -        1
   Texas................................     663         8       2       10
   Virginia(1)..........................     206         1       -        1
   Washington(1)........................      80         1       -        1
   Wisconsin............................     184         2       1        3
                                                                 1
                                           -----    ------  ------   ------
     Totals.............................   5,273        52       8       60
                                           =====    ======  ======   ======

--------

(1) These states have Certificate of Need ("CON") regulations. See "-- Governmental Regulation--Hospitals."

SERVICES PROVIDED BY HOSPITALS

  Chronic. The Company has devised a comprehensive program of care for its chronic patients that draws upon the talents of interdisciplinary teams, including licensed pulmonary specialists. The teams evaluate chronic patients upon admission to determine treatment programs. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and physical therapy. Individual attention to patients who have the cognitive and physical abilities to respond to therapy is emphasized. Patients who successfully complete treatment programs are discharged to nursing centers, rehabilitation hospitals or home care settings.

  General Acute Care. The Company operates two general acute care hospitals. Certain of the Company's long-term care hospitals also provide general acute care and outpatient services in support of their long-term care services. Certain of the Company's hospitals maintain subacute units. General acute care and outpatient services may include inpatient services, diagnostic services, emergency services, CT scanning, one-day surgery, hospice services, laboratory, X-ray, respiratory therapy, cardiology and physical therapy. The Company may expand its general acute care and outpatient services.

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

  Medically Displaced Patients. The Company's hospital patients require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit. Due to their extended recovery period, the Company's hospital patients generally would not receive specialized multi-disciplinary treatment focused on the unique aspects of a long-term recovery program in a general acute care hospital, and yet are not appropriate for admission to a nursing center or rehabilitation hospital.

  Economically Displaced Patients. Historically, reimbursement policies and practices designed to control healthcare costs have made it difficult to place medically complex, chronically ill patients in an appropriate healthcare setting. Under the Medicare program, general acute care hospitals are reimbursed under the prospective payment system ("PPS"), a fixed payment system which provides an economic incentive to general acute care hospitals to minimize the length of patient stay. As a result, these hospitals generally receive less than full cost for providing care to patients with extended lengths of stay. Furthermore, PPS does not provide for reimbursement more frequently than once every 60 days, placing an additional economic burden on a general acute care hospital providing long-term care. The Company's long-term care hospitals, however, are excluded from PPS and generally receive reimbursement on a more favorable basis for providing long-term hospital care to Medicare patients. Commercial reimbursement sources, such as insurance companies and health maintenance organizations ("HMOs"), some of which pay based on established hospital charges, typically seek the most economical source of care available. The Company believes that its emphasis on long-term hospital care allows it to provide high quality care to chronic patients on a cost-effective basis.

HOSPITAL PATIENT ADMISSION

  Substantially all of the acute and medically complex patients admitted to the Company's hospitals are transfers from other healthcare providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, nursing centers and home care settings. Referral sources include discharge planners, case managers of managed care plans, social workers, physicians, third party administrators, HMOs and insurance companies.

  The Company employs case managers who educate healthcare professionals from other hospitals as to the unique nature of the services provided by the Company's long-term care hospitals. The case managers develop an annual admission plan for each hospital with assistance from the hospital's administrator. To identify specific service opportunities, the admission plan for each hospital is based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics. The admission plans involve ongoing education of local physicians, utilization review and case management personnel, acute care hospitals, HMOs and preferred provider organizations ("PPOs"). The Company maintains a pre-admission assessment system at its regional referral centers to evaluate certain clinical and other information in determining the appropriateness of each patient referred to its hospitals.

PROFESSIONAL STAFF

  Each of the Company's hospitals is staffed with a multi-disciplinary team of healthcare professionals. A professional nursing staff trained to care for the long-term acute patient is on duty 24 hours each day in the Company's hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists, speech therapists, pharmacists, registered dietitians and social workers.

  The physicians at the Company's hospitals generally are not employees of the Company and may be members of the medical staff of other hospitals. Each of the Company's hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the clinically complex, long-term acute patient. Typically, each patient is visited at least once a day by a physician. A broad range of physician services is available including, but not limited to, pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. Generally, the Company does not enter into exclusive contracts with physicians to provide services to its hospital patients.

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

HOSPITAL MANAGEMENT INFORMATION SYSTEM

  The financial information for each hospital is centralized at the corporate headquarters through its management information system. Prior to the acquisition of Transitional, the Company had installed its VenTouch(TM) information system, an electronic patient medical record system, in all of its hospitals. The Company expects to install VenTouch(TM) in the 19 former Transitional hospitals during 1998. See "--Management Information System."

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

  The Company has implemented a program whereby its hospitals will be reviewed annually by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The purposes of this internal review process are to (i) ensure ongoing compliance with industry recognized standards for hospitals, (ii) assist management in analyzing each hospital's operations and (iii) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

SELECTED HOSPITAL OPERATING DATA

  The following table sets forth certain operating data for the Company's hospitals:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
   Hospitals in operation at end of period...........      60       38       36
   Number of licensed beds at end of period..........   5,273    3,325    3,263
   Patient days...................................... 767,810  586,144  489,612
   Average daily census..............................   2,104    1,601    1,341
   Occupancy percentage..............................    52.9%    53.7%    47.6%

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

SOURCES OF HOSPITAL REVENUES

  The Company receives payment for hospital services from third-party payors, including government reimbursement programs such as Medicare and Medicaid and nongovernment sources such as commercial insurance companies, HMOs, PPOs and contracted providers. Patients covered by nongovernment payors will generally be more profitable to the Company than those covered by Medicare and Medicaid programs. The following table sets forth the approximate percentages of the Company's hospital patient days and revenues derived from the payor sources indicated:

                         MEDICARE         MEDICAID     PRIVATE AND OTHER
                     ---------------- ---------------- ---------------------
                     PATIENT          PATIENT          PATIENT
   YEAR               DAYS   REVENUES  DAYS   REVENUES   DAYS      REVENUES
   ----              ------- -------- ------- -------- --------    ---------
   1997.............    68%     63%      12%      8%           20%         29%
   1996.............    64      59       17      12            19          29
   1995.............    64      57       16      12            20          31

  For the year ended December 31, 1997, hospital revenues totaled approximately $785.8 million, or 24.7% of the Company's total revenues. Changes caused by the Budget Act will reduce the level of Medicare payments made to the Company's hospitals by reducing incentive payments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") and allowable costs of capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. See "--Governmental Regulation--Healthcare Reform Legislation."

HOSPITAL COMPETITION

  As of December 31, 1997, the hospitals operated by the Company were located in 38 geographic markets in 24 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by the Company's hospitals. In addition, the Company believes that as of December 31, 1997 there were approximately 180 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar cardiopulmonary services to those provided by the Company's hospitals. Many of these general acute care hospitals and long-term hospitals are larger and more established than the Company's hospitals. Certain hospitals that compete with the Company's hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company's hospitals. Cost containment efforts by Federal and state governments and other third-party payors designed to encourage more efficient utilization of hospital services have generally resulted in lower hospital industry occupancy rates in recent years. As a result of these efforts, a number of acute care hospitals have converted to specialized care facilities. Some hospitals are developing step-down units which attempt to serve the needs of patients who require care at a level between that provided by an intensive care unit and a general medical/surgical floor. This trend is expected to continue due to the current oversupply of acute care hospital beds and the increasing consolidation and affiliation of free-standing hospitals into larger systems. As a result, the Company may experience increased competition from existing hospitals and converted facilities.

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

  Some nursing centers, while not licensed as hospitals, have developed units which provide a greater intensity of care than typically provided by a nursing center. The condition of patients in these nursing centers is less acute than the condition of patients in the Company's hospitals.

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

                           NURSING CENTER OPERATIONS

  At December 31, 1997, the Company provided long-term care and subacute medical and rehabilitation services in 309 nursing centers containing 40,383 licensed beds located in 32 states. At December 31, 1997, the Company owned 218 nursing centers and leased 78 nursing centers from third parties. The Company also managed 13 nursing centers, including seven centers owned by Tenet Healthcare Corporation ("Tenet"), which holds a greater than 10% interest in the Company. During 1997, the Company completed the sale of 28 of its underperforming or non-strategic nursing centers. One additional nursing center was sold and one nursing center was closed in January 1998, and two additional nursing centers are expected to be sold upon receipt of certain regulatory approvals.

  The Company's nursing centers provide rehabilitation services, including physical, occupational and speech therapies. The majority of patients in rehabilitation programs stay for eight weeks or less. Patients in rehabilitation programs generally provide higher revenues than other nursing center patients because they require a higher level of ancillary services. In addition, management believes that the Company is one of the leading providers of care for patients with Alzheimer's disease. At December 31, 1997, the Company offered specialized programs covering approximately 3,100 beds in 88 nursing centers for patients suffering from Alzheimer's disease. Most of these patients reside in separate units within the nursing centers and are cared for by teams of professionals specializing in the unique problems experienced by Alzheimer's patients.

NURSING CENTER MARKETING

  The factors which affect consumers' selection of a nursing center vary by community and include a nursing center's competitive position and its relationships with local referral sources. Competition creates the standards against which nursing centers in a given market are judged by various referral sources, which include physicians, hospital discharge planners, community organizations and families. Therefore, the Company's nursing center marketing efforts are conducted at the local market level by the nursing center administrators, admissions coordinators and others. Nursing center personnel are assisted in carrying out their marketing strategies by regional marketing staffs. The Company's marketing efforts are directed toward improving the payor mix at the nursing centers by maximizing the census of private payment patients and Medicare patients.

NURSING CENTER OPERATIONS

  Each nursing center is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, licensed dietitian, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise nursing staff which include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the level of care provided by the nursing center. The nursing centers contract with physicians who serve as medical directors and serve on quality assurance committees.

  The nursing centers are supported by district and/or regional staff in the areas of nursing, dietary and rehabilitation services, maintenance, sales and financial services. In addition, corporate staff provide other services in the areas of sales assistance, human resource management, state and federal reimbursement, state licensing and certification, legal, finance and accounting support. Financial control is maintained principally through fiscal and accounting policies established at the corporate level for use at the nursing centers.

  Quality of care is monitored and enhanced by quality assurance committees and family satisfaction surveys. The quality assurance committees oversee patient healthcare needs and patient and staff safety. Additionally, physicians serve on the quality assurance committees as medical directors and advise on healthcare policies and practices. Regional nursing professionals visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of patients' families are conducted from time to time in which the families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by nursing center administrators to help ensure quality patient care.

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

SELECTED NURSING CENTER OPERATING DATA

  The following table sets forth certain operating data for the Company's nursing centers:

                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
   Number of nursing centers in operation
    at end of period......................        309         313         311
   Number of licensed beds at end of
    period................................     40,383      39,619      39,480
   Patient days........................... 12,622,238  12,566,763  12,569,600
   Average daily census...................     34,581      34,335      34,437
   Occupancy percentage...................       90.5%       91.9%       92.2%

SOURCES OF NURSING CENTER REVENUES

  Nursing center revenues are derived principally from Medicare and Medicaid programs and from private payment patients. Consistent with the nursing center industry, changes in the mix of the Company's patient population among these three categories significantly affect the profitability of the Company's operations. Although Medicare and other high acuity patients generally produce the most revenue per patient day, profitability is reduced by the costs associated with the higher level of nursing care and other services required by such patients. The Company believes that private payment patients generally constitute the most profitable category and Medicaid patients generally constitute the least profitable category.

  The following table sets forth the approximate percentages of the Company's nursing center patient days and revenues derived from the payor sources indicated:

                                                                  PRIVATE AND
                                  MEDICARE         MEDICAID          OTHER
                              ---------------- ---------------- ----------------
                              PATIENT          PATIENT          PATIENT
   YEAR                        DAYS   REVENUES  DAYS   REVENUES  DAYS   REVENUES
   ----                       ------- -------- ------- -------- ------- --------
   1997......................    13%     32%      65%     43%      22%     25%
   1996......................    12      30       65      44       23      26
   1995......................    12      29       65      44       23      27

  For the year ended December 31, 1997, nursing center revenues totaled approximately $1.72 billion, or 54.1% of the Company's total revenues.

  Both governmental and private third-party payors employ cost containment measures designed to limit payments made to healthcare providers. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. The Budget Act requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services have not been established or published. The new prospective payment system also will cover ancillary services provided to nursing center patients under the Vencare contract services business. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities operated by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services. See "--Governmental Regulation--Nursing Centers" and "--Governmental Regulation--Healthcare Reform Legislation."

  Medicare. The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical and occupational therapies, pharmaceuticals, supplies and other necessary services provided by nursing centers.

  Until the implementation of the new prospective payment system, nursing center reimbursement will continue to be based upon reasonable direct and indirect costs of services provided to beneficiaries. Under the Medicare program, routine costs are subject to a routine cost limit ("RCL"). The RCL is a national average cost per patient day which is adjusted for variations in local wages. Revenues under this program are subject to audit and retroactive adjustment. Settlements of Medicare audits have not had a material adverse effect on the Company's nursing center operating results.

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

  Prior to the Budget Act, Federal law, generally referred to as the Boren Amendment, required Medicaid programs to pay rates that are reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. Despite the Federal requirements, disagreements frequently arose between nursing centers and states regarding the adequacy of Medicaid payments. By repealing the Boren Amendment, the Budget Act eases the impediments on the states' ability to reduce their Medicaid reimbursement levels for such services. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the Company. Management believes that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain residents participating in these programs. Furthermore, the Omnibus Budget Reconciliation Act of 1987, as amended ("OBRA"), mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers.

  There can be no assurance that the payments under Medicaid programs will remain at levels comparable to current levels or, in the future, will be sufficient to cover the costs incurred in serving patients participating in such programs. The Company provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals.

  Private Payment. The Company's nursing centers seek to maximize the number of private payment patients, including those covered under private insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for support.

NURSING CENTER COMPETITION

  The Company's nursing centers compete on a local and regional basis with other nursing centers. The Company's competitive position varies within each community served. The Company believes that the quality of care provided, reputation, location and physical appearance of its nursing centers and, in the case of private patients, the charges for services, are significant competitive factors. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based on fixed rates or cost reimbursement principles), there is significant competition for private payment patients.

  The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities and communities, home health agencies and similar institutions. The industry includes government-owned, church-owned, secular not-for-profit and for-profit institutions.

NURSING CENTER FACILITIES

  The following table lists by state the number of nursing centers and related licensed beds operated by the Company as of December 31, 1997:

                                                         NUMBER OF FACILITIES
                                                      --------------------------
                                             LICENSED
STATE                                          BEDS   OWNED LEASED MANAGED TOTAL
-----                                        -------- ----- ------ ------- -----
Alabama(1)..................................     592     3     1       -      4
Arizona.....................................     827     5     1       -      6
California..................................   2,516    13     6       2     21
Colorado....................................     935     4     3       -      7
Connecticut(1)..............................     983     8     -       -      8
Florida(1)..................................   2,828    16     3       2     21
Georgia(1)..................................   1,336     4     6       -     10
Idaho.......................................     903     8     1       -      9
Indiana(1)..................................   4,152    14    12       -     26
Kentucky(1).................................   2,089    13     4       -     17
Louisiana(1)................................     485     -     1       2      3
Maine(1)....................................     882    11     -       -     11
Massachusetts(1)............................   4,232    33     3       2     38
Minnesota...................................     159     1     -       -      1
Mississippi(1)..............................     125     -     1       -      1
Montana(1)..................................     456     2     1       -      3
Nebraska(1).................................     167     -     1       -      1
Nevada(1)...................................     288     3     -       -      3
New Hampshire(1)............................     622     3     -       1      4
North Carolina(1)...........................   3,212    20     8       -     28
Ohio(1).....................................   2,161    11     4       1     16
Oregon(1)...................................     358     2     1       -      3
Pennsylvania................................     200     1     1       -      2
Rhode Island(1).............................     201     2     -       -      2
Tennessee(1)................................   2,541     4    11       -     15
Texas.......................................     623     1     1       1      3
Utah........................................     848     5     1       1      7
Vermont(1)..................................     310     1     -       1      2
Virginia(1).................................     764     4     1       -      5
Washington(1)...............................   1,504    10     3       -     13
Wisconsin(1)................................   2,633    12     3       -     15
Wyoming.....................................     451     4     -       -      4
                                              ------   ---   ---     ---    ---
   Totals...................................  40,383   218    78      13    309
                                              ======   ===   ===     ===    ===

--------
(1) These states have CON regulations. See "--Governmental Regulation--Nursing Centers."

                      VENCARE HEALTH SERVICES OPERATIONS

  Through its Vencare health services operations, the Company has expanded the scope of its cardiopulmonary care by providing subacute care, rehabilitation therapy and respiratory care services and supplies to nursing and subacute care centers. The Company provides hospice services to nursing center patients, hospital patients and persons in private residences. In November 1996, the Company consolidated its pharmacy operations under its Vencare health services. In addition, the rehabilitation, respiratory and other healthcare services previously provided by TheraTx have been integrated into the Vencare operations. For the year ended December 31, 1997, revenues from the Vencare operations totaled approximately $642.5 million which represented 20.2% of the Company's total revenues.

  During 1997, the Company initiated the sale of its Vencare full-service ancillary services contracts to provide a full range of ancillary services to nursing centers not operated by the Company. Management believes that by bundling services through one provider, nursing centers can provide quality patient care more efficiently with the added benefit of centralizing their medical records. Under the new prospective payment system imposed by the Budget Act, ancillary services provided by nursing centers will be subject to fixed payments. In this new environment, the Company believes that its full-service ancillary services contract will enhance the ability of nursing center operators to manage effectively the cost of providing quality patient care.

RESPIRATORY CARE SERVICES

  The Company provides respiratory care services and supplies to nursing and subacute care center patients pursuant to contracts between the Company and the nursing center or subacute center. The services are provided by respiratory therapists based at the Company's hospitals. These respiratory therapists perform a wide variety of procedures, including oxygen therapy, bronchial hygiene, nebulizer and aerosol treatments, tracheostomy care, ventilator management and patient respiratory education. Pulse oximeters and arterial blood gas machines are used to evaluate the patient's condition, as well as the effectiveness of the treatment. The Company also provides respiratory equipment and supplies to nursing and subacute centers.

  The Company receives payments from the nursing centers and subacute care centers for services rendered and these facilities, in turn, receive payments from the appropriate third-party payor. Respiratory therapy and supplies are generally covered under the Medicare program. Many commercial insurers and managed care providers are seeking hospital discharge options for lower acuity respiratory patients. Management believes that the Company's pricing and successful clinical outcomes make its respiratory care program attractive to commercial insurers and managed care providers.

  At December 31, 1997, the Company had entered into contracts to provide respiratory therapy services and supplies to approximately 1,600 nursing and subacute care centers, which includes approximately 300 nursing centers operated by the Company.

SUBACUTE SERVICES

  At December 31, 1997, the Company had entered into contracts to provide subacute care services to 11 nursing and subacute care centers. These services, which are also an extension of the cardiopulmonary services provided by the Company's hospitals, may include ventilator management, tracheostomy care, continuation of airway restoration programs, enteral and parenteral nutritional support, IV therapy for hydration and medication administration, progressive wound care, chronic chest tube management, laboratory, radiology, pharmacy and dialysis services, customized rehabilitation services and program marketing. Subacute patients generally require assisted ventilation through mechanical ventilation devices.

REHABILITATION THERAPY SERVICES

  The Company provides physical, occupational and speech therapies to nursing and subacute care center patients, as well as home health patients and public school systems. At December 31, 1997, the Company had entered into contracts to provide rehabilitation services to patients at 400 facilities.

HOSPICE SERVICES

  The Company provides hospice services to nursing center patients, hospital patients and persons in private residences. At December 31, 1997, the Company had entered into approximately 275 contracts to provide hospice services to patients in nursing and subacute care centers, hospitals and residences.

MOBILE DIAGNOSTIC SERVICES

  The Company is a hospital based provider of on-call mobile X-ray services. These services are primarily provided to nursing facilities, but the Company also provides services to correctional facilities, rehabilitation hospitals and dialysis centers. These services are provided 24 hours a day, 365 days a year to over 130 facilities.

HOME CARE SERVICES

  During 1996, the Company consolidated its home care services business to establish Vencor Home Care Services. These services include home health nursing products and services and home infusion therapy. These services are generally provided to patients on an individual basis. At December 31, 1997, the Company provided services from 28 locations in 13 states. For the year ended December 31, 1997, home care services generated approximately $19.3 million in revenues, representing less than 1% of the Company's total revenues.

COMPETITION IN THE CONTRACT SERVICES MARKET

  Although the respiratory therapy services, rehabilitation services, subacute services and hospice care markets are fragmented, significant competition exists for the Company's contract services. The primary competitive factors for the contract services business are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which the services are provided. Certain hospitals are establishing and managing their own step-down and subacute facilities. Other hospital companies have entered the contract services market through affiliation agreements and management contracts. In addition, many nursing centers are developing internal staff to provide those services, particularly in response to the planned implementation of the new prospective payment system for nursing centers.

PHARMACIES

  The Company provides institutional and other pharmacy services. In November 1996, the Company consolidated its Medisave Pharmacies into its Vencare health services operations and now provides its hospital-based clinical pharmacy services as part of its Vencare services.

  The institutional pharmacy business focuses on providing a full array of pharmacy services to over 600 nursing centers and specialized care centers. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics, respiratory services, infusion services and enteral therapies. In addition, the Company provides a variety of pharmaceutical consulting services designed to assist hospitals, nursing centers and home health agencies in program administration. During 1997, the Company sold or closed all of its retail pharmacies except one which is in the process of being sold. The discontinuance of the retail pharmacy operations in 1997 did not have a material adverse effect on Vencare's operations.

                         MANAGEMENT INFORMATION SYSTEM

  The financial information for each of the Company's facilities is centralized at the corporate headquarters through its management information system. The Company uses a comprehensive financial reporting system which enables it to monitor certain key financial data at each facility such as payor mix, admissions and discharges, cash collections, net revenues and staffing. In addition, the financial reporting system provides monthly budget analysis, financial comparisons to prior periods and comparisons among the Company's facilities.

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

  Prior to the acquisition of Transitional, the Company had completed the installation of VenTouch(TM) information system in its hospitals. The Company expects to install VenTouch(TM) in the 19 former Transitional hospitals during 1998. At December 31, 1997, 51 of the Company's nursing centers were utilizing the VenTouch(TM) information system. The Company expects to install VenTouch(TM) in 40 to 50 of its nursing centers during 1998. In addition, the Company intends to offer VenTouch(TM) in connection with the services offered by Vencare to nursing centers not operated by the Company.

                            GOVERNMENTAL REGULATION

HOSPITALS

  Certificates of Need and State Licensing. CON regulations control the development and expansion of healthcare services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The stated objective of the CON process is to promote quality healthcare at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. Recently, some states (including Florida, Massachusetts and Tennessee) have amended their CON regulations to require CON approval prior to the conversion of a hospital from a general short-term facility to a general long-term facility. Of the 24 states in which the Company's hospitals were located as of December 31, 1997, Florida, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, North Carolina, Tennessee, Virginia and Washington have CON programs. With one exception, the Company was not required to obtain a CON in connection with previous acquisitions due to the relatively low renovation costs and the absence of the need for additional licensed beds or changes in services. CONs may be required in connection with the Company's future hospital and contract services expansion. There can be no assurance that the Company will be able to obtain the CONs necessary for any or all future projects. If the Company is unable to obtain the requisite CONs, its respective growth and businesses could be adversely affected.

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

  Medicare and Medicaid. Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which hospital benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under Medicare and Medicaid. A substantial portion of the Company's hospital revenues are derived from patients covered by Medicare and Medicaid. See "--Hospital Operations--Sources of Hospital Revenues."

  In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the Department of Health and Human Services ("HHS") relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. The Company has developed a management system to ensure compliance with the various standards and requirements. Each of the Company's hospitals employs a person who is responsible for an on-going quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which are generally limited if the hospital is accredited by JCAHO. As of December 31, 1997, all of the Company's hospitals were certified as Medicare providers and 53 of such hospitals were also certified by their respective state Medicaid programs. Applications are pending for certification with respect to the Company's other hospitals. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid programs.

  Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect cost of the services provided to beneficiaries. The Social Security Amendments of 1983 implemented PPS as a means of controlling healthcare costs. Under PPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups ("DRGs"). The DRG payment under PPS is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with unusually extended lengths of stay or higher treatment costs. Outlier payments are only designed to cover marginal costs. Additionally, it takes 60 days or more for PPS payments to be made. Thus, PPS creates an economic incentive for general short-term hospitals to discharge chronic Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term hospitals are excluded from PPS. Management believes that the incentive for short-term hospitals to discharge chronic medical patients as soon as clinically possible creates a substantial referral source for the Company's long-term hospitals.

  The Social Security Amendments of 1983 excluded psychiatric, rehabilitation, cancer, children's and general long-term hospitals from PPS. A general long-term hospital is defined as a hospital which has an average length of stay greater than 25 days. Inpatient operating costs for general long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate (the "Target") per discharge for inpatient operating costs established by TEFRA. As discussed below, the Budget Act makes significant changes to the current TEFRA provisions.

  Prior to the Budget Act, Medicare operating costs per discharge in excess of the Target were reimbursed at the rate of 50% of the excess up to 10% of the Target. Hospitals whose operating costs were lower than the Target were reimbursed their actual costs plus an incentive. This incentive is currently equal to 50% of the difference between their actual costs and the Target and may not exceed 5% of the Target. For cost report periods beginning on or after October 1, 1997, the Budget Act reduces the incentive payments to an amount equal to 15% of the difference between the actual costs and the Target, but not to exceed 2% of the Target. Costs in excess of the Target will still be reimbursed at the rate of 50% of the excess up to 10% of the Target but the threshold to qualify for such payments will be raised from 100% to 110% of the Target. The Budget Act also caps the Targets based on the 75th percentile for each category of hospitals using 1996 data.

  Prior to October 1, 1997, new hospitals could apply for an exemption from the TEFRA Target provisions. For hospitals certified prior to October 1, 1992, the exemption was optional and, if granted, lasted for three years.

For certifications since October 1, 1992, the exemption is automatic and is effective for two years. Under the Budget Act, a new provider will no longer receive unlimited cost-based reimbursement for its first few years in operation. Instead, for the first two years, it will be paid the lower of its costs or 110% of the median TEFRA Target for 1996 adjusted for inflation. During this two year period, providers remain subject to the TEFRA penalty and incentive payments discussed in the previous paragraph.

  As of December 31, 1997, 50 of the hospitals operated by the Company were subject to TEFRA Target provisions. The Company's other long-term hospitals were not subject to TEFRA because they had qualified for the new hospital exemptions described above. During 1998, five more of the Company's hospitals will become subject to TEFRA Target provisions. The TEFRA Target limits have not had a material adverse effect on the Company's results of operations, and the Company does not expect that the TEFRA limits will have a material adverse effect on its results of operations in 1998. The reductions in the TEFRA incentive payments, which are expected to be effective beginning on September 1, 1998 with respect to the Company's hospitals, will have an adverse impact on hospital revenues in the future.

  Medicare and Medicaid reimbursements were generally determined from annual cost reports filed by the Company which are subject to audit by the respective agency administering the programs. Management believes that adequate provisions for loss have been recorded to reflect any adjustments which could result from audits of these cost reports. Adjustments to the Company's cost reports have not had an adverse effect on the Company's hospital operating results.

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

  Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128(B)(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating the Antikickback Amendments include criminal and civil penalties and exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS and the Office of the Inspector General ("OIG") specified certain Safe Harbors (as hereinafter defined) which describe conduct and business relationships permissible under the Antikickback Amendments. These Safe Harbor regulations may result in more aggressive enforcement of the Antikickback Amendments by HHS and the OIG.

  Section 1877 of the Social Security Act (commonly known as "Stark I") states that a physician who has a financial relationship with a clinical laboratory is generally prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions ("Stark II") amending Section 1877 to greatly expand the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II (collectively referred to as the "Stark Provisions"), a "financial relationship" is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark Provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. These laws and regulations, however, are extremely complex and the industry has the benefit of little judicial or regulatory interpretation. The Company expects that business practices of providers and financial relationships between providers will be subject to increased scrutiny as healthcare reform efforts continue on the Federal and state levels.

  The Budget Act provides a number of new antifraud and abuse provisions. The Budget Act contains new civil monetary penalties for violations of the Antikickback Amendments and imposes an affirmative duty on providers to insure that they do not employ or contract with persons excluded from the Medicare program. The Budget Act also provides a minimum ten year period for exclusion from participation in Federal healthcare programs for persons convicted of a prior healthcare offense.

  JCAHO Accreditation. Hospitals receive accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 1997, 58 of the hospitals operated by the Company were accredited by JCAHO. The Company intends to apply for JCAHO accreditation for its other hospitals within the next year. The Company intends to seek and obtain JCAHO accreditation for any additional facilities it may purchase or lease and convert into long-term hospitals. The Company does not believe that the failure to obtain JCAHO accreditation at any hospital would have a material adverse effect on the Company's results of operations.

  State Regulatory Environment. The Company operates seven hospitals and a chronic unit in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's revenues and operating income from its hospitals. Accordingly, the Company's hospital revenues and operating income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The Company also operates ten hospitals in Texas, nine hospitals in California, and five hospitals in Illinois which contribute a significant portion of the Company's revenues and operating income from its hospitals. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the Company's hospital revenues and operating income. Moreover, the repeal of the Boren Amendment by the Budget Act eases the impediments on the states' ability to reduce their Medicaid reimbursement levels. The Company is unable to predict whether and in what form such legislation will be adopted. Certain other states in which the Company operates hospitals require disclosure of specified financial information. In evaluating markets for expansion, the Company will consider the regulatory environment, including but not limited to, any mandated rate setting.

NURSING CENTERS

  The Company's nursing center business is subject to various Federal and state regulations. In particular, the development and operation of nursing centers and the provision of healthcare services are subject to Federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's operations.

  Effective October 1, 1990, OBRA increased the enforcement powers of state and Federal certification agencies. Additional sanctions were authorized to correct noncompliance with regulatory requirements, including fines, temporary suspension of admission of new patients to nursing centers and, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs.

  The nursing centers managed and operated by the Company are licensed either on an annual or bi-annual basis and certified annually for participation in Medicare and Medicaid programs through various regulatory agencies which determine compliance with Federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers. From time to time the nursing centers receive statements of deficiencies from regulatory agencies. In response, the Company will implement plans of correction with respect to these nursing centers to address the alleged deficiencies. The Company believes that its nursing centers are currently in material compliance with all applicable regulations or laws.

  In certain circumstances, Federal law mandates that conviction for certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some state regulations provide that all nursing centers under common control or ownership within a state are subject to delicensure if any one or more of such facilities are delicensed.

  Revised Federal regulations under OBRA, which became effective in 1995, affect the survey process for nursing centers and the authority of state survey agencies and the Health Care Financing Administration ("HCFA") to impose sanctions on facilities based upon noncompliance with requirements. Available sanctions include imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and/or Medicaid programs. The Company is unable to project how these regulatory changes and their implementation will affect the Company.

  In addition to license requirements, many states have statutes that require a CON to be obtained prior to the construction of a new nursing center, the addition of new beds or services or the incurrence of certain capital expenditures. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center. Certain states have eliminated their CON programs and other states are considering alternatives to their CON programs. To the extent that CONs or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

  The Company's operations are also subject to Federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Antikickback Amendments. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Company's operations also are subject to additional antifraud and abuse provisions contained in the Budget Act. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state.

  A substantial portion of the Company's nursing center revenues are derived from patients covered by Medicare and Medicaid. See "--Nursing Center Operations--Sources of Nursing Center Revenues." The Budget Act requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services have not been established or published. The prospective payment system also will cover ancillary services provided to nursing center patients under the Company's Vencare contract services business.

PHARMACIES

  The Company's pharmaceutical operations are subject to regulation by the various states in which the Company conducts its business as well as by the Federal government. The Company's pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration ("DEA"), dispensers of controlled substances must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

HEALTHCARE REFORM LEGISLATION

  In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that could effect major changes in the healthcare system. The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act will affect reimbursement systems for each of the Company's operating units.

  The Budget Act will reduce payments made to the Company's hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts are expected to be effective beginning on September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital are expected to be effective October 1, 1998. The Budget Act also requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services have not been established or published. The payments received under the new prospective payment system will cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The Budget Act also requires an adjustment to the payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The new system will adjust per visit limits and establish per beneficiary annual spending limits. A prospective payment system for home health services will be established by October 1, 1999.

  Management believes that the Budget Act will adversely impact its hospital business by reducing the payments previously described. Based on information currently available, management believes that the new prospective payment system will benefit nursing center operations because (i) management believes that the average acuity levels of its patients will exceed the national average (which should result in increased payments per patient day) and (ii) because the Company expects to benefit from its ability to reduce the cost of providing ancillary services to patients in its facilities. The new Medicare prospective payment rates and related patient acuity measures will be established by HCFA, and as of the date hereof the Company does not know what these amounts will be. Management believes that its anticipated growth in nursing center profitability would be reduced if Congress acts to delay the effective date of the prospective payment system. As the nursing center industry adapts to the cost containment measures inherent in the new prospective payment system, management believes that the volume of ancillary services provided per patient day to nursing center patients could decline. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and will no longer contract with outside parties for ancillary services. For these reasons and others, since the enactment of the Budget Act, sales of new contracts have declined and may continue to decline subject to the Company's success in implementing its Vencare comprehensive, full-service contracts sales strategy. The Company is actively implementing strategies and operational modifications to address changes in the Federal reimbursement system.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the acquisition of TheraTx). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised existing limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing facilities, and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits are effective for services provided on or after April 1, 1998 and are expected to impact negatively Vencare operating results in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to the new prospective payment system. Under the new prospective payment system, the reimbursement for these services provided to nursing center patients will be a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines will no longer be applicable. Most of the Company's client nursing centers are expected to transition to the new prospective payment system on or before January 1, 1999.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals and changes in the Medicaid reimbursement system applicable to the Company's hospitals. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

  There can be no assurance that the Budget Act, new salary equivalency rates, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's financial condition, results of operations and liquidity.

                        ADDITIONAL COMPANY INFORMATION

EMPLOYEES

  As of December 31, 1997, the Company had approximately 52,800 full-time and 24,000 part-time and per diem employees. The Company was a party to 27 collective bargaining agreements covering approximately 2,550 employees as of December 31, 1997.

LIABILITY INSURANCE

  The Company's hospitals, contract services, nursing centers and pharmaceutical operations are insured by the Company's wholly owned captive insurance company, Cornerstone Insurance Company. Cornerstone Insurance Company is reinsured for losses in excess of $500,000 per claim and $8.5 million in annual aggregation. Coverages for losses in excess of various limits are maintained through unrelated commercial insurance carriers to provide $130.0 million limits per claim and in the aggregate.

  The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of malpractice insurance coverage.

                             CAUTIONARY STATEMENTS

  This Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive positions, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations as a result of a variety of factors, including, without limitation, the following:

LIMITS ON REIMBURSEMENT

  The Company derives a substantial portion of its net operating revenues from third-party payors, including the Medicare and Medicaid programs. In 1997 and 1996, the Company derived approximately 60% and 62% of its total revenues from the Medicare and Medicaid programs, respectively. Such programs are highly regulated and subject to frequent and substantial changes. The Budget Act is intended to reduce the increase in Medicare payments by $115 billion over the next five years and makes extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls by private payors are expected to continue. There can be no assurances that adequate reimbursement levels will continue to be available for services to be provided by the Company which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

EXTENSIVE REGULATION

  The healthcare industry is subject to extensive Federal, state and local regulation including, but not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services and prices for services. In particular, Medicare and Medicaid Antikickback Amendments prohibit certain business practices and relationships that might affect the provisions and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of its business, the Company is subject regularly to inquiries, investigations and audits by the Federal and state agencies that oversee these laws and regulations.

  Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbors criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

  The Health Insurance Portability and Accountability Act of 1997, which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. 1301 et seq.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs.

  In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex and little judicial or regulatory interpretation exists. The Company does not believe its arrangements are in violation of the Self-Referral Prohibitions. There can be no assurance, however, that governmental officials charged with responsibility for enforcing the provisions of the Self-Referral Prohibitions will not assert that one or more of the Company's arrangements is in violation of such provisions.

  The Budget Act also provides a number of new antifraud and abuse provisions. The Budget Act contains new civil monetary penalties for violations of the Antikickback Amendments and imposes an affirmative duty on providers to insure that they do not employ or contract with persons excluded from the Medicare program. The Budget Act also provides a minimum ten year period for exclusion from participation in Federal healthcare programs for persons convicted of a prior healthcare offense.

  Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. CONs, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The Company operates hospitals in 11 states that require state approval for the expansion of its facilities and services under CON programs. There can be no assurance that the Company will be able to obtain a CON for any or all future projects. If the Company is unable to obtain the requisite CON, its growth and business could be adversely affected.

  The Company is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on the Company's financial condition and results of operations.

HEALTHCARE REFORM LEGISLATION

  Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act will affect reimbursement systems for each of the Company's operating units.

  The Budget Act will reduce payments made to the Company's hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts are expected to be effective beginning on September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital are expected to be effective October 1, 1998. The Budget Act also requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services have not been established or published. The payments received under the new prospective payment system will cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The Budget Act also requires an adjustment to the payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The new system will adjust per visit limits and establish per beneficiary annual spending limits. A prospective payment system for home health services will be established by October 1, 1999.

  Management believes that the Budget Act will adversely impact its hospital business by reducing the payments previously described. Based on information currently available, management believes that the new prospective payment system will benefit nursing center operations because (i) management believes that the average acuity levels of its patients will exceed the national average (which should result in increased payments per patient day) and (ii) because the Company expects to benefit from its ability to reduce the cost of providing ancillary services to patients in its facilities. The new Medicare prospective payment rates and related patient acuity measures will be established by HCFA, and as of the date hereof the Company does not know what these amounts will be. Management believes that its anticipated growth in nursing center profitability would be reduced if Congress acts to delay the effective date of the prospective payment system. As the nursing center industry adapts to the cost containment measures inherent in the new prospective payment system, management believes that the volume of ancillary services provided per patient day to nursing center patients could decline. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and will no longer contract with outside parties for ancillary services. For these reasons and others, since the enactment of the Budget Act, sales of new contracts have declined and may continue to decline subject to the Company's success in implementing its Vencare comprehensive, full-service contracts sales strategy. The Company is actively implementing strategies and operational modifications to address changes in the Federal reimbursement system.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the acquisition of TheraTx). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised existing limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers, and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits are effective for services provided on or after April 1, 1998 and are expected to impact negatively Vencare operating results in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to the new prospective payment system. Under the new prospective payment system, the reimbursement for these services provided to nursing center patients will be a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines will no longer be applicable. Most of the Company's client nursing centers are expected to transition to the new prospective payment system on or before January 1, 1999.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals and changes in the Medicaid reimbursement system applicable to the Company's hospitals. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

  There can be no assurance that the Budget Act, new salary equivalency rates, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's financial condition, results of operations and liquidity.

HIGHLY COMPETITIVE INDUSTRY

  The healthcare services industry is highly competitive. The Company faces competition from general acute care hospitals and long-term care hospitals which provide services comparable to those offered by the Company's hospitals. Many general acute care hospitals are larger and more established than the Company's hospitals. Certain hospitals that compete with the Company's hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company's hospitals. The Company may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. The Company's nursing centers compete on a local and regional basis with other nursing centers, and competition also exists for the Vencare health services operations. It is also expected that the Company will continue to compete with other healthcare companies for the acquisition and development of additional hospitals, nursing facilities and other healthcare assets and businesses.

ABILITY TO IMPLEMENT GROWTH STRATEGY

  There can be no assurance that the Company will be able to continue its growth or be able to successfully implement its strategy to develop long-term healthcare networks. There can be no assurance that suitable acquisitions, for which other healthcare companies (including those with greater financial resources than the Company) may be competing, can be accomplished on terms favorable to the Company or that financing, if necessary, can be obtained for such acquisitions. The Company may not be able to effectively and profitably integrate the operations of acquired entities or otherwise achieve the intended benefits of such acquisitions. In addition, unforeseen expenses, difficulties, complications or delays may be encountered in connection with the expansion of operations, which could inhibit the Company's growth.

ITEM 2. PROPERTIES

  For information concerning the hospitals and nursing centers operated by the Company, see "Business--Hospital Operations--Hospital Facilities," and "Business--Nursing Center Operations--Nursing Center Facilities." The Company believes that its facilities are adequate for the Company's future needs in such locations.

ITEM 3. LEGAL PROCEEDINGS

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al. was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company, namely W. Bruce Lunsford, W. Earl Reed, III, Michael R. Barr, Thomas T. Ladt, Jill L. Force and James H. Gillenwater, Jr. The complaint alleges that the Company and certain executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's Common Stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's Common Stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend vigorously this action.

  On June 19, 1997, a class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without disclosing that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. The Company has filed a motion to dismiss and is awaiting the court's decision. The Company is vigorously defending this action.

  The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. In conjunction with the qui tam action, the United States Attorney's Office for the Eastern District of Arkansas also is conducting a criminal investigation into the allegations contained in the qui tam complaint. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company is cooperating fully in the investigation.

  On June 6, 1997, Transitional announced that it had been advised that it is a target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts (the "USAO") arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been informed that the USAO intends to file a civil action against Transitional relating to the partnership's former business. If such a suit is filed, the Company will vigorously defend the action.

  As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions currently pending against it either are adequately covered by insurance or would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company. In addition, the Company is subject regularly to inquiries, investigations and audits by Federal and state agencies that oversee various healthcare regulations and laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages (as of January 1, 1998) and present and past positions of the persons who are the current executive officers of the Company.

NAME AND AGE

                                          PRESENT AND PAST POSITIONS

W. Bruce Lunsford, 50........  A founder of the Company, certified public accountant and attorney, Mr. Lunsford has served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company commenced operations in 1985. Mr. Lunsford is the Chairman of the Board of Atria Communities, Inc. and a director of National City Corporation, a bank holding company, Churchill Downs Incorporated, and Res-Care, Inc., a provider of residential training and support services for persons with developmental disabilities and certain vocational training services.

Michael R. Barr, 48..........  A founder of the Company, physical therapist and certified respiratory therapist, Mr. Barr has served as Chief Operating Officer and Executive Vice President of the Company since February 1996. From November 1995 to February 1996, he was Executive Vice President of the Company and Chief Executive Officer of the Company's Hospital Division. Mr. Barr served as Vice President, Operations from 1985 to November 1995. He has been a director of the Company since 1985. Mr. Barr is a director of Colorado MEDtech, Inc., a medical products and equipment company. Mr. Barr has been an executive officer of the Company since 1985.

W. Earl Reed, III, 46........  A certified public accountant, Mr. Reed has served as a director of the Company since 1987. He has been Chief Financial Officer and Executive Vice President of the Company since November 1995. From 1987 to November 1995, Mr. Reed served as Vice President, Finance and Development of the Company. Mr. Reed has been an executive officer of the Company since 1987.

Thomas T. Ladt, 47...........  Mr. Ladt has served as Executive Vice
                               President, Operations of the Company since
                               February 1996. From November 1995 to February 1996, he served as President of the Company's Hospital Division. From 1993 to November 1995, Mr. Ladt was Vice President of the Company's Hospital Division. From 1989 to December 1993, Mr. Ladt was a Regional Director of Operations for the Company. Mr. Ladt is a director of Atria Communities, Inc. Mr. Ladt has been an executive officer of the Company since 1993.

NAME AND AGE

                                          PRESENT AND PAST POSITIONS

Jill L. Force, 45............  Ms. Force, a certified public accountant and attorney, has served as Senior Vice President, General Counsel and Assistant Secretary of the Company since January 1, 1998. From December 1996 to January 1998, she served as Senior Vice President, General Counsel and Secretary of the Company. From November 1995 through December 1996, she served as Vice President, General Counsel and Secretary of the Company. From 1989 to 1995, she was General Counsel and Secretary of the Company. Ms. Force is a director of Healthcare Recoveries, Inc., a provider of health insurance subrogation and related recovery services. Ms. Force has been an executive officer of the Company since 1995.

Richard E. Chapman, 48.......  Mr. Chapman has served as Senior Vice President and Chief Information Officer of the Company since October 1997. From March 1993 to October 1997, Mr. Chapman was Senior Vice President of Information Systems of Columbia/HCA Healthcare Corp., Vice President of Galen Health Care, Inc. from March 1993 to August 1993, and of Humana Inc. from 1974 to March 1993.
                               Mr. Chapman has been an executive officer of the Company since 1997.

James H. Gillenwater, Jr.,     Mr. Gillenwater has served as Senior Vice
40...........................  President, Planning and Development of the
                               Company since December 1996. From November 1995 through December 1996, he served as Vice
                               President, Planning and Development of the Company. From 1989 to November 1995, he was
                               Director of Planning and Development of the Company. Mr. Gillenwater has been an executive officer of the Company since 1995.

Richard A. Lechleiter, 39....  Mr. Lechleiter, a certified public accountant, has served as Vice President, Finance and Corporate Controller of the Company since November 1995. From June 1995 to November 1995, he was Director of Finance of the Company. Mr. Lechleiter was Vice President and Controller of Columbia/HCA Healthcare Corp. from September 1993 to May 1995, of Galen Health Care, Inc. from March 1993 to August 1993, and of Humana Inc. from September 1990 to February 1993.
                               Mr. Lechleiter has been an executive officer of the Company since 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               MARKET PRICE FOR COMMON STOCKAND DIVIDEND HISTORY

  The Company's Common Stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol of VC. The Company has approximately 40,000 stockholders based on the number of record holders of Common Stock and an estimate of the number of individual participants represented by security position listings. The prices in the table below, for the calendar quarters indicated, represent the high and low sales prices for the Common Stock as reported by the NYSE Composite Tape. No cash dividends have been paid on the Common Stock during such period.

  The Company does not intend to pay cash dividends on its Common Stock for the foreseeable future so that it may reinvest its earnings in the development of its business and reduce indebtedness. The payment of dividends in the future will be at the discretion of the Board of Directors. Restrictions imposed by the Company's existing debt obligations also may limit the payment of dividends by the Company.

                                                 SALES PRICE
                                                     OF
         CALENDAR YEAR                          COMMON STOCK
         -------------                          -----------------
                                                 HIGH       LOW
                                                ------     ------
         1996:
           First Quarter.......................   $39 7/8    $31 1/2
           Second Quarter......................     35        28 1/8
           Third Quarter.......................    34 1/2     25 1/2
           Fourth Quarter......................    33 1/4     27 1/2
         1997:
           First Quarter.......................    40 3/8      29
           Second Quarter......................    45 1/8     36 5/8
           Third Quarter.......................    44 3/8     37 3/8
           Fourth Quarter......................    43 5/16     23

ITEM 6.  SELECTED FINANCIAL DATA

                                  VENCOR, INC.
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICS)

                             1997        1996        1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS
DATA:
Revenues................  $3,116,004  $2,577,783  $2,323,956  $2,032,827  $1,727,436
                          ----------  ----------  ----------  ----------  ----------
Salaries, wages and
 benefits...............   1,788,053   1,490,938   1,360,018   1,167,181     985,163
Supplies................     303,140     261,621     233,066     216,587     186,473
Rent....................      89,474      77,795      79,476      79,371      74,323
Other operating
 expenses...............     490,327     405,797     372,657     312,087     270,014
Depreciation and
 amortization...........     123,865      99,533      89,478      79,519      69,126
Interest expense........     102,736      45,922      60,918      62,828      73,559
Investment income.......      (6,057)    (12,203)    (13,444)    (13,126)    (16,056)
Non-recurring
 transactions...........           -     125,200     109,423      (4,540)      5,769
                          ----------  ----------  ----------  ----------  ----------
                           2,891,538   2,494,603   2,291,592   1,899,907   1,648,371
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................     224,466      83,180      32,364     132,920      79,065
Provision for income
 taxes..................      89,338      35,175      24,001      46,781      10,089
                          ----------  ----------  ----------  ----------  ----------
Income from operations..     135,128      48,005       8,363      86,139      68,976
Extraordinary loss on
 extinguishment of debt,
 net of income taxes....      (4,195)          -     (23,252)       (241)     (2,217)
Cumulative effect on
 prior years of a change
 in accounting for
 income taxes...........           -           -           -           -      (1,103)
                          ----------  ----------  ----------  ----------  ----------
  Net income (loss).....  $  130,933  $   48,005  $  (14,889) $   85,898  $   65,656
                          ==========  ==========  ==========  ==========  ==========
Earnings (loss) per
 common share:
 Basic:
 Income from operations.  $     1.96  $     0.69  $     0.22  $     1.41  $     1.28
 Extraordinary loss on
  extinguishment of
  debt..................       (0.06)          -       (0.38)          -       (0.04)
 Cumulative effect on
  prior years of a
  change in accounting
  for income taxes......           -           -           -           -       (0.02)
                          ----------  ----------  ----------  ----------  ----------
  Net income (loss).....  $     1.90  $     0.69  $    (0.16) $     1.41  $     1.22
                          ==========  ==========  ==========  ==========  ==========
 Diluted:
 Income from operations.  $     1.92  $     0.68  $     0.29  $     1.28  $     1.22
 Extraordinary loss on
  extinguishment of
  debt..................       (0.06)          -       (0.32)          -       (0.04)
 Cumulative effect on
  prior years of a
  change in accounting
  for income taxes......           -           -           -           -       (0.02)
                          ----------  ----------  ----------  ----------  ----------
  Net income (loss).....  $     1.86  $     0.68  $    (0.03) $     1.28  $     1.16
                          ==========  ==========  ==========  ==========  ==========
 Shares used in comput-
  ing earnings (loss)
  per common share:
 Basic..................      68,938      69,704      61,196      55,522      51,985
 Diluted................      70,359      70,702      71,967      69,014      60,640
FINANCIAL POSITION:
Working capital.........  $  445,086  $  320,123  $  239,666  $  129,079  $  114,339
Assets..................   3,334,739   1,968,856   1,912,454   1,656,205   1,563,350
Long-term debt..........   1,919,624     710,507     778,100     746,212     784,801
Stockholders' equity....     905,350     797,091     772,064     596,454     485,550
OPERATING DATA:
Number of hospitals.....          60          38          36          33          26
Number of hospital
 licensed beds..........       5,273       3,325       3,263       2,511       2,198
Number of hospital
 patient days...........     767,810     586,144     489,612     403,623     293,367
Number of nursing
 centers................         309         313         311         310         325
Number of nursing center
 licensed beds..........      40,383      39,619      39,480      39,423      40,759
Number of nursing center
 patient days...........  12,622,238  12,566,763  12,569,600  12,654,016  12,770,435
Number of Vencare
 contracts..............       3,877       4,346       4,072       2,648       1,628

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data in Item 6 and the consolidated financial statements included in this Report set forth certain data with respect to the financial position, results of operations and cash flows of the Company which should be read in conjunction with the following discussion and analysis.

GENERAL

  The Company is one of the largest providers of long-term healthcare services in the United States. At December 31, 1997, the Company operated 60 long-term acute care hospitals (5,273 licensed beds), 309 nursing centers (40,383 licensed beds) and the Vencare contract services business which primarily provides respiratory and rehabilitation therapies, medical services and pharmacy management services to approximately 2,900 healthcare facilities.

  HILLHAVEN MERGER. The Hillhaven Merger was consummated on September 28, 1995. At the time of the Hillhaven Merger, Hillhaven operated 311 nursing centers, 56 retail and institutional pharmacies and 23 independent and assisted living communities with 3,122 units. Annualized revenues approximated $1.7 billion. See Note 2 of the Notes to Consolidated Financial Statements for a description of the Hillhaven Merger.

  Prior to its merger with the Company, Hillhaven completed a merger with Nationwide Care, Inc. ("Nationwide") (the "Nationwide Merger") on June 30, 1995. At the time of the Nationwide Merger, Nationwide operated 23 nursing centers containing 3,257 licensed beds and four independent and assisted living communities with 442 units. Annualized revenues approximated $125 million. See Note 3 of the Notes to Consolidated Financial Statements for a description of the Nationwide Merger.

  As discussed in the Notes to Consolidated Financial Statements, the Hillhaven Merger and the Nationwide Merger have been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements and financial and operating data included herein give retroactive effect to these transactions and include the combined operations of the Company, Hillhaven and Nationwide for all periods presented.

  STOCK OFFERINGS OF ATRIA. In August 1996, the Company completed the initial public offering of Atria Communities, Inc. ("Atria"), its independent and assisted living business, through the issuance of 5,750,000 shares of Atria common stock (the "Atria IPO"). For accounting purposes, the accounts of Atria continued to be consolidated with those of the Company and minority interests in the earnings and equity of Atria were recorded from the consummation date of the Atria IPO through June 30, 1997. In July 1997, Atria completed a secondary equity offering which reduced the Company's ownership percentage to less than 50%. Accordingly, the Company's investment in Atria beginning July 1, 1997 has been accounted for under the equity method. At December 31, 1997, the Company owned 10,000,000 shares, or approximately 43%, of Atria's outstanding common stock. See Note 4 of the Notes to Consolidated Financial Statements for a description of the Atria stock offerings.

  THERATX MERGER. On March 21, 1997, the merger with TheraTx was completed following a cash tender offer (the "TheraTx Merger"). At the time of the TheraTx Merger, TheraTx primarily provided rehabilitation and respiratory therapy management services and operated 26 nursing centers. Annualized revenues approximated $425 million.

  The TheraTx Merger has been accounted for by the purchase method, which requires that the accounts of acquired entities be included with those of the Company since the acquisition of a controlling interest. Accordingly, the accompanying consolidated financial statements include the operations of TheraTx since March 21, 1997. See Note 5 of the Notes to Consolidated Financial Statements for a description of the TheraTx Merger.

  TRANSITIONAL MERGER. On June 24, 1997, the Company acquired approximately 95% of the outstanding common stock of Transitional through a cash tender offer, after which time the operations of Transitional were consolidated with those of the Company in accordance with the purchase method of accounting. On August 26,

1997, the merger with Transitional was completed (the "Transitional Merger"). At the time of the Transitional Merger, Transitional operated 19 long-term acute care hospitals and provided respiratory therapy management services. Annualized revenues approximated $350 million. In addition, Transitional owns a 44% voting equity interest (61% ownership interest) in Behavorial Healthcare Corporation, an operator of psychiatric and behavioral clinics. See Note 6 of the Notes to Consolidated Financial Statements for a description of the Transitional Merger.

RESULTS OF OPERATIONS

  A summary of key operating data follows:

                                             YEAR ENDED DECEMBER 31,
                                         ----------------------------------
                                            1997        1996        1995
                                         ----------  ----------  ----------
REVENUES (IN THOUSANDS):
Hospitals............................... $  785,829  $  551,268  $  456,486
Nursing centers.........................  1,722,416   1,615,141   1,512,679 (a)
Vencare.................................    642,471     399,068     316,254
Atria...................................     31,199      51,846      47,976
                                         ----------  ----------  ----------
                                          3,181,915   2,617,323   2,333,395
Elimination.............................    (65,911)    (39,540)     (9,439)
                                         ----------  ----------  ----------
                                         $3,116,004  $2,577,783  $2,323,956
                                         ==========  ==========  ==========
HOSPITAL DATA:
Revenue mix %:
 Medicare...............................       63.0        59.4        57.5
 Medicaid...............................        8.1        12.3        11.7
 Private and other......................       28.9        28.3        30.8
Patient days:
 Medicare...............................    520,144     375,128     314,009
 Medicaid...............................     96,490      97,521      76,781
 Private and other......................    151,176     113,495      98,822
                                         ----------  ----------  ----------
                                            767,810     586,144     489,612
                                         ==========  ==========  ==========
Average daily census....................      2,104       1,601       1,341
Occupancy %.............................       52.9        53.7        47.6
NURSING CENTER DATA:
Revenue mix %:
 Medicare...............................       32.1        29.7        28.6
 Medicaid...............................       42.9        44.3        44.5
 Private and other......................       25.0        26.0        26.9
Patient days:
 Medicare...............................  1,610,470   1,562,645   1,511,259
 Medicaid...............................  8,152,503   8,191,450   8,146,881
 Private and other......................  2,859,265   2,812,668   2,911,460
                                         ----------  ----------  ----------
                                         12,622,238  12,566,763  12,569,600
                                         ==========  ==========  ==========
Average daily census....................     34,581      34,335      34,437
Occupancy %.............................       90.5        91.9        92.2
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare single service con-
  tracts................................      3,846       4,346       4,072
 Number of Vencare full service con-
  tracts................................         31           -           -
                                         ----------  ----------  ----------
                                              3,877       4,346       4,072
                                         ==========  ==========  ==========

--------
(a) Includes a charge of $24.5 million recorded in connection with the Hillhaven Merger.

  Hospital revenues increased in both 1997 and 1996 from the acquisition of facilities and growth in same-store patient days. Hospital patient days rose 31% to 767,810 in 1997 and 20% to 586,144 in 1996. Same-store patient days grew 6% in 1997. Revenues attributable to the Transitional Merger were $138.9 million. Hospital revenues in 1997 were also favorably impacted by increases in both Medicare and private patient days (for which payment rates are generally higher than Medicaid) and a decline in Medicaid patient days. Price increases in both 1997 and 1996 were not significant.

  During 1997, the Company sold 28 under-performing or non-strategic nursing centers and acquired 26 nursing centers in connection with the TheraTx Merger. Excluding the effect of these sales and acquisitions, nursing center revenues increased 3%, while patient days declined 2%. The increase in same-store nursing center revenues resulted primarily from price increases and a 3% increase in Medicare patient days.

  Excluding the effect of sales and acquisitions, nursing center revenue growth was adversely impacted by a 5% decline in private patient days in 1997. In an effort to attract increased volumes of Medicare and private payment patients, the Company implemented a plan to expend approximately $200 million during 1997 and 1998 to improve existing facilities and expand the range of services provided to accommodate higher acuity patients.

  Vencare revenues for 1997 include $199.4 million related to contract rehabilitation therapy and certain other ancillary service businesses acquired as part of the TheraTx Merger. Excluding the TheraTx Merger and other sales and acquisitions, Vencare revenues grew 12% in 1997 and 26% in 1996 primarily as a result of growth in volume of ancillary services provided per contract and, in 1996, growth in the number of contracts. Vencare ancillary service contracts in effect at December 31, 1997 totaled 3,877 compared to 4,346 at December 31, 1996 and 4,072 at December 31, 1995. During 1997, the Company terminated approximately 700 contracts which did not meet certain growth criteria and eliminated approximately 670 contracts by combining previously separate pharmacy, enteral and infusion therapy contracts.

  Pharmacy revenues (included in Vencare operations) declined 4% to $167.1 million in 1997 from $174.1 million in the same period last year. The decline was primarily attributable to the effects of the restructuring of the institutional pharmacy business initiated in the fourth quarter of 1996 and the sale of the retail pharmacy outlets in January 1997. Pharmacy revenues rose 3% in 1996 from $168.8 million in 1995.

  As discussed in Note 4 of the Notes to Consolidated Financial Statements, the decline in Atria revenues in 1997 resulted from a change to the equity method of accounting for the Company's investment in Atria beginning July 1, 1997. The increase in 1996 revenues resulted primarily from price increases, growth in occupancy and expansion of ancillary services.

  In the fourth quarter of 1996, the Company recorded pretax charges aggregating $125.2 million ($79.9 million net of tax) primarily to complete the integration of Hillhaven. In November 1996, the Company executed a definitive agreement to sell certain under-performing or non-strategic nursing centers. A charge of $65.3 million was recorded in connection with the planned disposition of these nursing centers. In addition, the Company's previously independent institutional pharmacy business, acquired as part of the Hillhaven Merger, was integrated into Vencare, resulting in a charge of $39.6 million related primarily to costs associated with employee severance and benefit costs (approximately 500 employees), facility close down expenses and the write-off of certain deferred costs for services to be discontinued. A provision for loss totaling $20.3 million related to the planned replacement of one hospital and three nursing centers was also recorded in the fourth quarter. See Note 9 of the Notes to Consolidated Financial Statements.

  During 1997, the Company sold 28 of the 34 non-strategic nursing centers planned for disposition. Proceeds from the transaction aggregated $11.2 million. In addition, one facility was sold and one was closed in January 1998, and two nursing centers are expected to be sold pending regulatory approvals. In February 1998, the Company was unable to receive the necessary licensure approvals to sell two non-strategic nursing centers for which provisions for loss had been recorded in 1996. The Company intends to continue to operate these facilities. Accrued provisions for loss at December 31, 1997 were not significant. The reorganization of the institutional pharmacy business was substantially completed in 1997, which included the elimination of duplicative administrative functions and establishment of the pharmacy operations as an integrated part of the Company's hospital operations. The Company expects that construction activities related to the replacement of one hospital and three nursing centers will be completed in 1998 and 1999. Accrued provision for loss related to the facilities to be sold or replaced aggregated $22.2 million at December 31, 1997.

  In the third quarter of 1995, the Company recorded pretax charges aggregating $128.4 million ($89.9 million net of tax) primarily in connection with the consummation of the Hillhaven Merger. The charges included

(i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs (approximately 500 employees), (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of charges to reflect the Company's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues. Operating results for 1995 also include pretax charges of $5.5 million ($3.7 million net of tax) recorded in the second quarter related primarily to the Nationwide Merger. See Note 9 of the Notes to Consolidated Financial Statements.

  Income from operations for 1997 totaled $135.1 million, compared to $48.0 million and $8.3 million for 1996 and 1995, respectively. Excluding the effect of non-recurring transactions, income from operations increased 6% in 1997 from $127.9 million ($1.81 per share-diluted) in 1996 and 25% in 1996 from $101.9 million ($1.45 per share-diluted) in 1995.

  Operating results in 1997 were adversely impacted by a decline in fourth quarter income from operations to $27.2 million ($0.40 per share-diluted) from $35.9 million ($0.51 per share-diluted) in the fourth quarter of 1996 (excluding non-recurring charges). The reduction in earnings resulted primarily from (i) a loss of certain large Vencare contracts and growth in costs associated with the shift in Vencare product mix from fee-for-service to fixed fee arrangements in anticipation of the new prospective payment system affecting Medicare reimbursement for nursing centers expected to take effect on July 1, 1998 and (ii) operating losses associated with the Transitional Merger. Vencare revenues were $158.2 million in the fourth quarter of 1997 compared to the previous quarter total of $183.2 million. In the fourth quarter of 1997, the sale of certain non-strategic assets acquired in connection with the TheraTx Merger resulted in a $13.5 million decline in Vencare revenues from the third quarter. See "--Healthcare Reform Legislation."

  In 1997, the Company initiated the marketing of its Vencare full-service ancillary services contracts to provide a full range of services to nursing centers not operated by the Company. The change in the Company's marketing strategy for selling ancillary services was developed in response to the anticipated prospective payment system established under the Budget Act. Management believes that by bundling services through one provider, nursing centers can provide quality patient care more efficiently with the added benefit of centralized patient medical records. Under the new prospective payment system, ancillary services provided by nursing centers will be subject to fixed payments. In this new environment, management believes that its full-service ancillary services contracts will enhance the ability of nursing center operators to manage effectively the costs of providing quality patient care.

  As the nursing center industry adapts to the cost containment measures inherent in the new prospective payment system, management believes that the volume of ancillary services provided per patient day to nursing center patients could decline. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to patients through internal staff and will no longer contract with outside parties for ancillary services. For these reasons and others, since the enactment of the Budget Act, sales of new contracts have declined and may continue to decline subject to the Company's success in implementing its Vencare comprehensive, full-service contract sales strategy.

  Operating results (including interest costs) associated with the hospitals acquired in the Transitional Merger reduced income from operations in the fourth quarter by $3.7 million or $0.05 per share and $9.2 million or $0.13 per share for the second half of 1997.

  Excluding the effect of non-recurring transactions, growth in operating income in 1996 resulted primarily from increased hospital volume, growth in higher margin ancillary services in both Vencare and the nursing center business and realization of substantial synergies resulting from the Hillhaven Merger. Management believes that additional revenues resulting from patient cross-referrals within the healthcare network created by the Hillhaven Merger aggregated approximately $80 million in 1996. In addition, cost reductions from elimination of duplicative functions, increased cost efficiencies and refinancing of long-term debt increased 1996 pretax income by approximately $20 million.

  For more information concerning the provision for income taxes as well as information regarding differences between effective income tax rates and statutory rates, see Note 11 of the Notes to Consolidated Financial Statements.

LIQUIDITY

  Cash provided by operations totaled $270.9 million for 1997 compared to $183.5 million for 1996 and $113.6 million for 1995. Despite growth in operating cash flows during each of the past three years, cash flows from operations have been adversely impacted by growth in the outstanding days of revenues in accounts receivable. Days of revenues in accounts receivable increased to 67 at December 31, 1997 compared to 54 at December 31, 1996. Growth in accounts receivable was primarily attributable to growth in rehabilitation contracts resulting from the TheraTx Merger (collection periods for which typically require in excess of three months), delays associated with the conversion of Transitional hospital financial systems and, in 1997 and 1996, the restructuring of the Company's pharmacy operations. Management believes that certain of these factors may have an adverse effect on cash flows from operations in 1998.

  In connection with the TheraTx Merger and the Transitional Merger, the Company increased the amount of its bank credit facility from $1.0 billion to $2.0 billion in 1997 (the "Bank Facility"). At December 31, 1997, available borrowings under the Bank Facility approximated $822 million.

  As discussed in Note 13 of the Notes to Consolidated Financial Statements, the Company completed the $750 million private placement of its 8 5/8% Senior Subordinated Notes due 2007 (the "Notes") in July 1997. The net proceeds of the offering were used to reduce outstanding borrowings under the Bank Facility.

  The Company has agreed to guarantee up to $75 million of Atria's $200 million bank credit facility (the "Atria Bank Facility") at December 31, 1997 and lesser amounts each year thereafter through 2000. At December 31, 1997, there were no outstanding guaranteed borrowings under the Atria Bank Facility.

  Working capital totaled $445.1 million at December 31, 1997 compared to $320.1 million at December 31, 1996. Management believes that current levels of working capital are sufficient to meet expected liquidity needs.

  At December 31, 1997, the Company's ratio of debt to debt and equity approximated 68% compared to 49% at December 31, 1996. Management intends to reduce the Company's leverage ratio from current levels. The primary sources of funds expected to reduce long-term debt in 1998 include proceeds from the sale of certain non-strategic assets, including the Company's investment in Atria.

  In connection with the Reorganization Transactions, the Company will be required to refinance, repurchase or assign substantially all of its long-term debt, including the Bank Facility and the Notes. In lieu of repurchasing the Notes, the Company may assign to Operating Company, and Operating Company would assume, the Notes. Management is considering a capitalization plan for both Operating Company and Realty Company to be effected on or before the date of the Distribution in which the Company's long-term debt is expected to be refinanced, repurchased or assumed by either Operating Company or Realty Company at interest rates and terms which may be less favorable than those of the Company's current debt arrangements. There can be no assurance that sufficient financing will be available on terms that are acceptable to either Operating Company or Realty Company, or that either entity will have the financial resources necessary to implement its respective acquisition and development plans following the Distribution.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $281.7 million for 1997 compared to $135.0 million for 1996 and $136.9 million for 1995 which include $22.6 million, $7.4 million and $4.0 million related to Atria, respectively. Planned capital expenditures in 1998 (excluding acquisitions) are expected to approximate $250 million to $300 million and include significant expenditures related to nursing center improvements, construction of additional nursing centers, information systems and administrative facilities. If the Reorganization Transactions are consummated, proceeds from the sale of certain newly constructed facilities to Realty Company in 1998 could approximate $125 million to $150 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

  During 1997, the Company expended approximately $359.4 million and $615.6 million in connection with the TheraTx Merger and the Transitional Merger, respectively. These acquisitions were financed primarily through the issuance of long-term debt. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for a discussion of these acquisitions. The Company also expended $36.6 million, $26.2 million and $59.3 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during 1997, 1996, and 1995, respectively, of which $14.6 million, $5.2 million and $44.2 million related to additional hospital facilities. Subject to certain limitations related to management's plans to reduce long-term debt discussed above, the Company intends to acquire additional hospitals, nursing centers and ancillary service businesses in the future.

  Capital expenditures during the last three years were financed primarily through additional borrowings, internally generated funds and, in 1996, from the collection of notes receivable aggregating $78.2 million. In addition, capital expenditures in 1995 were financed through the public offering of 2.2 million shares of the Company's Common Stock, the proceeds from which totaled $66.5 million. The Company intends to finance a substantial portion of its capital expenditures with internally generated funds and additional long-term debt. Sources of capital include available borrowings under the Bank Facility, public or private debt and equity. At December 31, 1997, the estimated cost to complete and equip construction in progress approximated $119 million.

  In the fourth quarter of 1997, the Company repurchased 2,925,000 shares of the Company's Common Stock at an aggregate cost of $81.7 million. Repurchases of 1,950,000 shares of the Company's Common Stock in 1996 totaled $55.3 million. These transactions were financed primarily through borrowings under the Bank Facility.

  At December 31, 1997, the Company was a party to certain interest rate swap agreements that eliminate the impact of changes in interest rates on $400 million of outstanding floating rate debt. One agreement for $100 million expires in April 1998 and provides for fixed rates at 5.7% plus 3/8% to 1 1/8%. A second agreement on $300 million of floating rate debt provides for fixed rates at 6.4% plus 3/8% to 1 1/8% and expires in $100 million increments in May 1999, November 1999 and May 2000. The fair values of the swap agreements are not recognized in the consolidated financial statements. See Notes 1 and 13 of the Notes to Consolidated Financial Statements.

  As discussed in Note 13 of the Notes to Consolidated Financial Statements, the Company called for redemption all of its outstanding convertible debt securities in the fourth quarter of 1995, resulting in the issuance of approximately 7,259,000 shares of the Company's Common Stock. Approximately $34.4 million of the convertible securities were redeemed in exchange for cash equal to 104.2% of face value plus accrued interest. These transactions had no material effect on earnings per common share.

HEALTHCARE REFORM LEGISLATION

  The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act affects reimbursement systems for each of the Company's operating units.

  The Budget Act will reduce payments made to the Company's hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts are expected to be effective beginning on September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital are expected to be effective October 1, 1998.

The Budget Act also requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services have not been established or published. The payments received under the new prospective payment system will cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The Budget Act also requires an adjustment to the payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The new system will adjust per visit limits and establish per beneficiary annual spending limits. A prospective payment system for home health services will be established by October 1, 1999.

  Management believes that the Budget Act will adversely impact its hospital business by reducing the payments previously described. The TEFRA limits have not had a material adverse effect on the Company's results of operations, and the Company does not expect that the TEFRA limits will have a material adverse effect on its results of operations in 1998. The reductions in the TEFRA incentive payments which are expected to be effective beginning on September 1, 1998 with respect to the Company's hospitals, will have an adverse impact on hospital revenues in the future.

  Based on information currently available, management believes that the new prospective payment system will benefit nursing center operations because (i) management believes that the average acuity levels of its patients will exceed the national average (which should result in increased payments per patient day) and (ii) because the Company expects to benefit from its ability to reduce the cost of providing ancillary services to patients in its facilities. The new Medicare prospective payment rates and related patient acuity measures will be established by HCFA, and as of the date hereof the Company does not know what these amounts will be. Management believes that its anticipated growth in nursing center profitability would be reduced if Congress acts to delay the effective date of the prospective payment system. As the nursing center industry adapts to the cost containment measures inherent in the new prospective payment system, management believes that the volume of ancillary services provided per patient day to nursing center patients could decline. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and will no longer contract with outside parties for ancillary services. For these reasons and others, since the enactment of the Budget Act, sales of new contracts have declined and may continue to decline subject to the Company's success in implementing its Vencare comprehensive, full-service contracts sales strategy. The Company is actively implementing strategies and operational modifications to address changes in the Federal reimbursement system.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised existing limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits are effective for services provided on or after April 1, 1998 and are expected to impact negatively Vencare operating results in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to the new prospective payment system. Under the new prospective payment system, the reimbursement for these services provided to nursing center patients will be a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines will no longer be applicable. Most of the Company's client nursing centers are expected to transition to the new prospective payment system on or before January 1, 1999.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals and changes in Medicaid reimbursement system applicable to the Company's hospitals. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

  There can be no assurance that the Budget Act, new salary equivalency rates, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  Medicare revenues as a percentage of total revenues were 34%, 31% and 30% for 1997, 1996 and 1995, respectively, while Medicaid percentages of revenues approximated 26%, 31% and 33% for the respective periods.

OTHER INFORMATION

  In June 1997, the Company announced that it had entered into a strategic alliance with CNA Financial Corporation ("CNA") to develop and market a long-term care insurance product. Under this arrangement, CNA will offer a long-term care insurance product which features as a benefit certain discounts for services provided by members of the Company's network of long-term care providers. Members of this network will act as preferred providers of care to covered insureds. CNA will be responsible for underwriting, marketing and distributing the product through its national distribution network and will provide administrative insurance product support. The Company will reinsure 50% of the risk through a newly formed wholly-owned insurance company and will provide utilization review services. Management believes that the alliance with CNA will not have a material impact on the Company's liquidity, financial position or results of operations in 1998.

  The Company has initiated a program to prepare its information systems, clinical equipment and facilities for the year 2000. An external professional organization has been engaged to assist in the management and implementation of this program. Management is currently implementing a plan to replace substantially all of the Company's financial information systems before the year 2000, the costs of which have not been determined. Most of these costs will be capitalized and amortized over a three to five year period. Required modifications to the Company's proprietary VenTouch(TM) and Therasys(TM) clinical information systems are minimal and will generally be accomplished through the use of existing internal resources. Clinical equipment in the Company's facilities will generally be replaced or modified as needed through the use of external professional resources. Incremental costs to complete the necessary changes to clinical equipment could approximate $10 million to $20 million over the next two years.

  Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. See Notes 15 and 23 of the Notes to Consolidated Financial Statements.

  Both the Bank Facility and the Notes contain customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of Common Stock. The Company was in compliance with all such covenants at December 31, 1997. If the Bank Facility is not refinanced in connection with the Reorganization Transactions, the Distribution will violate certain covenants contained therein. Management expects that Operating Company will be in compliance with all covenants related to the Notes which may be assumed by Operating Company in connection with the Reorganization Transactions. Management is considering a capitalization plan for Operating Company and Realty Company to be effected on or before the Distribution date in which substantially all of the Company's long-term debt is expected to be refinanced or assumed by either Operating Company or Realty Company. See "-- Liquidity."

  As discussed in Note 1 of the Notes to Consolidated Financial Statements, on December 31, 1997, Statement of Financial Accounting Standards No. 128 required the Company to change the method of computing earnings per common share on a retroactive basis. The change in calculation method did not have a material impact on previously reported earnings per common share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is included in appendix pages F-2 through F-25 of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                            PAGE
                                                                            ----
   Report of Independent Auditors.........................................   F-2
   Consolidated Financial Statements:
     Consolidated Statement of Operations for the years ended December 31,
        1997, 1996, and 1995..............................................   F-3
     Consolidated Balance Sheet, December 31, 1997 and 1996...............   F-4
     Consolidated Statement of Stockholders' Equity for the years ended
        December 31, 1997, 1996 and 1995..................................   F-5
     Consolidated Statement of Cash Flows for the years ended December 31,
        1997, 1996 and 1995...............................................   F-6
     Notes to Consolidated Financial Statements...........................   F-7
     Quarterly Consolidated Financial Information (Unaudited).............  F-25
   Financial Statement Schedules (a):
     Schedule II--Valuation and Qualifying Accounts for the years ended
        December 31, 1997, 1996 and 1995..................................  F-26

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

  (a)(2) Index to Exhibits:

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
  3.1    Certificate of Incorporation of the Company, as amended. Exhibit
         3 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1995 (Comm. File No. 1-10989) is hereby
         incorporated by reference.
  3.2    Third Amended and Restated Bylaws of the Company.
  4.1    Specimen Common Stock Certificate. Exhibit 4.1 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No.
         1-10989) is hereby incorporated by reference.
  4.2    Article IV of the Certificate of Incorporation of the Company is
         included in Exhibit 3.1.
  4.3    $2.0 billion Amended and Restated Credit Agreement dated as of
         May 30, 1997, amending and restating the Credit Agreement dated as of March 17, 1997, as amended as of March 31, 1997 and April
         22, 1997, among the Company, the various banks party thereto, the Swingline Bank party, the LC Issuing Banks party thereto, the Managing Agents and Co-Agents party thereto, Morgan Guaranty
         Trust Company of New York, as Documentation Agent and Collateral
         Agent, and Nationsbank, N.A., as Administrative Agent. Exhibit
         (b)(3) to Amendment No. 8 to the Statement on Schedule 14D-1 of
         the Company and LV Acquistion Corp., dated May 7, 1997 (Comm.
         File No. 1-10989) is hereby incorporated by reference.
  4.4    Amendment No. 1, dated as of June 24, 1997, to the $2.0 billion
         Amended and Restated Credit Agreement dated as of May 30, 1997, amending and restating the Credit Agreement dated of March 17,
         1997, as amended as of March 31, 1997 and April 22, 1997, among the Company, the various banks party thereto, the Swingline Bank party, the LC Issuing Banks party thereto, the Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust Company of
         New York, as Documentation Agent and Collateral Agent, and
         Nationsbank, N.A., as Administrative Agent. Exhibit 4.3 to the
         Company's Form 10-Q for the quarterly period ended June 30, 1997
         (Comm. File No. 1-10989) is hereby incorporated by reference.
  4.5    Amendment No. 2, dated as of October 24, 1997, to the $2.0 billion Amended and Restated Credit Agreement dated as of May
         30, 1997, as amended as of June 24, 1997 among the Company, the various banks party thereto, the Swingline Bank party, the LC
         Issuing Banks party thereto, the Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust Company of New York, as
         Documentation Agent and Collateral Agent, and Nationsbank, N.A.,
         as Administrative Agent.
  4.6    Form of 8 5/8% Senior Subordinated Notes due 2007. Exhibit 4.1
         to the Company's Current Report on Form 8-K dated July 21, 1997
         (Comm. File No. 1-10989) is hereby incorporated by reference.
  4.7    Indenture dated as of July 21, 1997, between the Company and The
         Bank of New York, as Trustee. Exhibit 4.2 to the Company's
         Current Report on Form 8-K dated July 21, 1997 (Comm. File No.
         1-10989) is hereby incorporated by reference.
  4.8    Rights Agreement dated as of July 20, 1993 between the Company and National City Bank, as Rights Agent. Exhibit 1 to the
         Company's Registration Statement on Form 8-A (Comm. File No. 1-
         10989) is hereby incorporated by reference.
  4.9    First Amendment to Rights Agreement dated as of August 11, 1995 between the Company and National City Bank, as Rights Agent.
         Exhibit 2 to the Company's Registration Statement on Form 8-A/A
         (Comm. File No. 1-10989) is hereby incorporated by reference.
 4.10    Second Amendment to Rights Agreement dated February 1, 1998 between the Company and National City Bank, as Rights Agent.
         Exhibit 1 to the Company's Registration Statement on Form 8-A/A
         (Reg. No. 33-30212) is hereby incorporated by reference.
 10.1*   Directors and Officers Insurance and Company Reimbursement
         Policies. Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  10.2*  Vencor Retirement Savings Plan Amended and Restated as of January 1,
         1997.
  10.3*  Amendment No. 1 to the Vencor Retirement Savings Plan Amended and
         Restated dated July 1, 1997.
  10.4*  Amendment No. 2 to the Vencor Retirement Savings Plan Amended and
         Restated dated December 31, 1997.
  10.5*  Amendment No. 3 to the Vencor Retirement Savings Plan Amended and
         Restated dated December 31, 1997.
  10.6*  Vencor, Inc. 401(k) Master Trust Agreement dated January 1, 1997 by and between the Company and Wachovia Bank of North Carolina, N.A.
  10.7*  Amendment No. 1 to Vencor, Inc. 401(k) Master Trust Agreement by and
         between the Company and Wachovia Bank of North Carolina, N.A.
  10.8*  Retirement Savings Plan for Certain Employees of Vencor and its
         Affiliates Amended and Restated as of January 1, 1997.
  10.9*  1987 Non-Employee Directors Stock Option Plan. Exhibit 10.10 to the
         Company's Registration Statement on Form S-1 (Reg. No. 33-30212) is
         hereby incorporated by reference.
 10.10*  1987 Incentive Compensation Program. Exhibit 10.9 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-30212) is hereby incorporated by reference.
 10.11*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 15, 1991. Exhibit 4.4 to the Company's Registration
         Statement on Form S-8 (Reg. No. 33-40949) is hereby incorporated by reference.
 10.12*  Amendments to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 18, 1994. Exhibit 10.13 to the Company's Form 10-K for the
         year ended December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.13*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated February 15, 1995. Exhibit 10.14 to the Company's Form 10-K for
         the year ended December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.14*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated September 27, 1995. Exhibit 10.17 to the Company's Form 10-K for
         the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.15*  Amendment to the Vencor, Inc. 1987 Incentive Compensation Program
         dated May 15, 1996. Exhibit 10.19 to the Company's Form 10-K for the
         year ended December 31, 1996 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.16*  Form of Vencor, Inc. Incentive Compensation Program Performance Share
         Award, as amended. Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.17*  Vencor, Incorporated Non-Employee Directors Deferred Compensation
         Plan. Exhibit 10.19 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.18*  Amendment to Vencor, Incorporated Non-Employee Directors Deferred
         Compensation Plan dated September 26, 1995. Exhibit 10.20 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.19*  Vencor, Inc. 1997 Incentive Compensation Plan dated December 31, 1996.
         Exhibit 10.23 to the Company's Form 10-K for the year ended December
         31, 1996 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.20*  Amendment No. 1 dated May 8, 1997 to the Vencor, Inc. 1997 Incentive
         Compensation Plan. Exhibit 10.3 to the Company's Form 10-Q for the
         quarterly period ended June 30, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 10.21*  Vencor, Inc. Deferred Compensation Plan dated January 1, 1996. Exhibit
         10.24 to the Company's Form 10-K for the year ended December 31, 1996
         (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.22*  Vencor, Inc. 1997 Stock Option Plan for Non-Employee Directors dated
         December 31, 1996. Exhibit 10.25 to the Company's Form 10-K for the
         year ended December 31, 1996 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.23*  TheraTx, Incorporated Amended and Restated 1994 Stock Option/Stock
         Issuance Plan, as amended. Exhibit 10.7 to the Registration Statement on Form S-1 of TheraTx (Reg. No. 33-92402) is hereby incorporated by reference.
 10.24*  Amendment to the TheraTx, Incorporated Amended and Restated 1994 Stock
         Option/Stock Issuance Plan. Exhibit 4.7 to the Company's Registration
         Statement on Form S-8 (Reg. No. 333-25519) is hereby incorporated by reference.
 10.25*  TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. Exhibit
         99.1 to the Registration Statement on Form S-8 of TheraTx (Reg. No.
         333-15171) is hereby incorporated by reference.
 10.26*  1989 Amended and Restated Stock Option Plan of Helian Health Group,
         Inc. ("Helian"). Exhibit 10.47 to the Registration Statement on Form
         S-8 of Helian (Reg. No. 33-31520), Amendment No. 2 thereto filed
         November 21, 1989 and Post-Effective Amendment No. 1 and No. 2 thereto filed November 22, 1990 and January 16, 1991, is hereby incorporated by reference.
 10.27*  Vencor, Inc. Employee Benefit Trust Agreement dated December 27, 1990 by and between the Company and First Kentucky Trust Company. Exhibit
         10.20 to the Company's Registration Statement on Form S-1 (Reg. No.
         33-39017) is hereby incorporated by reference.
 10.28*  The Amended Hillhaven Corporation Board of Directors Retirement Plan.
         Exhibit 10.25 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.29*  The Hillhaven Corporation Annual Incentive Plan, amended as of
         December 6, 1994. Exhibit 10.27 to the Company's Form 10-K for the
         year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.30*  The Hillhaven Corporation Supplemental Executive Retirement Plan.
         Exhibit 10.29 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.31*  Form of Indemnification Agreement between Vencor, Inc. and certain of its officers and employees. Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.32*  Form of Vencor, Inc. Change-in-Control Severance Agreement.
 10.33   Form of Indemnification Agreement for directors of TheraTx. Exhibit
         10.13 to the Registration Statement on Form S-1 of TheraTx (Reg. No.
         33-78786) is hereby incorporated by reference.
 10.34   Form of Indemnification Agreement between Transitional Hospitals
         Corporation and its Directors and Executive Officers. Exhibit C to the
         Proxy Statement of Transitional, dated April 24, 1987 relating to its annual meeting of its stockholders on June 1, 1987 (Comm. File No.
         1-7008) is hereby incorporated by reference.
 10.35   Services Agreement between Hillhaven and Tenet, dated as of January
         31, 1990. Exhibit 10.33 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.36   Government Programs Agreement between Hillhaven and Tenet, dated
         January 31, 1990. Exhibit 10.34 to the Company's Form 10-K for the
         year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 10.37   Insurance Agreement between Hillhaven and Tenet, dated as of January
         31, 1990. Exhibit 10.35 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.38*  Employee and Employee Benefits Agreement between Hillhaven and Tenet, dated as of January 31, 1990. Exhibit 10.36 to the Company's Form 10-K
         for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.39   Form of Assignment and Assumption of Lease Agreement between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by
         Hillhaven, dated on or prior to January 31, 1990. Exhibit 10.37 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.40   Form of Management Agreement between First Healthcare Corporation and certain Tenet subsidiaries, dated on or prior to January 31, 1990.
         Exhibit 10.38 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.41   Reorganization and Distribution Agreement between Hillhaven and Tenet, dated as of January 8, 1990, as amended on January 30, 1990. Exhibit
         10.39 to the Company's Form 10-K for the year ended December 31, 1995
         (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.42   Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of January 31, 1990. Exhibit 10.40 to the Company's Form 10-K for
         the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.43   First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of October 30, 1990. Exhibit 10.41 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.44   First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 30, 1991. Exhibit 10.42 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
 10.45   Second Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of October 2, 1991. Exhibit 10.43 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.46   Third Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of April 1, 1992. Exhibit 10.44 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
 10.47   Fourth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of November 12, 1992. Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1995 (Comm.
         File No. 1-10989) is hereby incorporated by reference.
 10.48   Fifth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of February 19, 1993. Exhibit 10.46 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.49   Sixth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 28, 1993. Exhibit 10.47 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
 10.50   Seventh Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of May 28, 1993. Exhibit 10.48 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.51   Eighth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of September 2, 1993. Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 1995 (Comm.
         File No. 1-10989) is hereby incorporated by reference.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 10.52   Facility Agreement among First Healthcare Corporation and Certain
         Limited Partnerships, dated as of April 23, 1992 relating to the sale of 32 nursing centers. Exhibit 10.50 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.53   First Amendment to Facility Agreement among First Healthcare
         Corporation and Certain Limited Partnerships, dated as of July 31,
         1992 relating to the sale of 32 nursing centers. Exhibit 10.51 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.54   Forbearance Agreement among First Healthcare Corporation, Medisave
         Pharmacies, Inc. and Certain Limited Partnerships, dated as of August
         25, 1995. Exhibit 10.52 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.55   Letter of Intent dated June 22, 1993 between Hillhaven and Tenet.
         Exhibit 10.53 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.56   Trust Agreement between The Hillhaven Corporation and Wachovia Bank of
         North Carolina, N.A., as Trustee, dated as of January 16, 1995.
         Exhibit 10.55 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.57   Strategic Alliance Agreement dated as of June 10, 1997 by and between the Company, Continental Casualty Company and Valley Forge Life
         Insurance Company. Exhibit 10.1 to the Company's Form 10-Q for the
         quarterly period ended June 30, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.58   Amended and Restated Agreement and Plan of Share Exchange and
         Agreements to Assign Partnership Interests dated as of February 27,
         1995 by and among The Hillhaven Corporation, Nationwide Care, Inc.,
         Phillippe Enterprises, Inc., Meadowvale Skilled Care Center, Inc. and
         Specified Partners of Camelot Care Centers, Evergreen Woods, Ltd. and
         Shangri-La Partnership. Exhibit 10.56 to the Company's Form 10-K for
         the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.59   Amended and Restated Agreement and Plan of Merger. Appendix A to
         Amendment No. 2 to the Company's Registration Statement on Form S-4
         (Reg. No. 33-59345) is hereby incorporated by reference.
 10.60   Agreement and Plan of Merger dated as of February 9, 1997 among
         TheraTx, the Company and Peach Aquisition Corp. ("Peach"). Exhibit
         (c)(1) to the Statement on Schedule 14D-1 of the Company and Peach,
         dated February 14, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.61   Amendment No. 1 to Agreement and Plan of Merger dated as of February
         28, 1997 among TheraTx, the Company and Peach. Exhibit (c)(3) of
         Amendment No. 2 to the Statement on Schedule 14D-1 of the Company and
         Peach, dated March 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.62   Agreement and Plan of Merger dated June 18, 1997 by and among the
         Company, LV Acqusition Corp. and Transitional Hospitals Corporation.
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 3,
         1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.63   Agreement and Plan of Merger, dated May 2, 1997, among Select Medical
         Corporation, SM Acquisition Co. and Transitional Hospitals
         Corporation. Exhibit 99.1 to the Current Report on Form 8-K of
         Transitional dated May 2, 1997 (Comm. File No. 1-7008) is hereby incorporated by reference.
 10.64   Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated October 22, 1996. Exhibit
         99.1 to the Current Report on Form 8-K of Transitional dated October
         22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 10.65   Agreement and Plan of Merger between Transitional Hospitals
         Corporation and Behavioral Healthcare Corporation, dated October 22,
         1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional
         dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.
 10.66   First Amendment to Asset Purchase Agreement between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.1 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.
 10.67   Amendment to Agreement and Plan of Merger between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.2 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.
 10.68   Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the
         Commission upon request.
 10.69   Parent Guaranty dated as of August 15, 1996 among Atria Communities,
         Inc., as Borrower, Vencor, Inc., as Parent Guarantor, First Healthcare
         Corporation, Northwest Health Care, Inc., Medisave Pharmacies, Inc.,
         Hillhaven of Central Florida, Inc., and Nationwide Care, Inc., as
         Supporting Guarantors, and PNC Bank, National Association, as
         Administrative Agent. Exhibit 10.59 to the Company's Form 10-K for the
         year ended December 31, 1996 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.70   Amendment No. 1 to Parent Guaranty dated as of March 27, 1997 among
         Atria Communities, Inc., as Borrower, Vencor, Inc., as Parent
         Guarantor, First Healthcare Corporation, Northwest Health Care, Inc.,
         Medisave Pharmacies, Inc., Nationwide Care, Inc., TheraTx,
         Incorporated, Vencor Hospitals Illinois, Inc., Vencor Hospitals South,
         Inc., Vencor Hospitals East, Inc., Vencor Hospitals California, Inc.,
         Vencor Hospitals Texas, Ltd., Ventech Systems, Inc., Pasatiempo
         Development Corp., VCI Specialty Services, Inc., and Vencor
         Properties, Inc., as Supporting Guarantors, and PNC Bank, National
         Association, as Administrative Agent. Exhibit 10.6 to the Company's
         Form 10-Q for the quarterly period ended March 31, 1997 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.71   Amendment No. 2 to Parent Guaranty dated as of May 27, 1997 by Atria
         Communities, Inc., as Borrower, Vencor, Inc., as Parent Guarantor,
         First Healthcare Corporation, Northwest Health Care, Inc., Medisave
         Pharmacies, Inc., Nationwide Care, Inc., TheraTx, Incorporated, Vencor
         Hospitals Illinois, Inc., Vencor Hospitals South, Inc., Vencor
         Hospitals East, Inc., Vencor Hospitals California, Inc., Vencor
         Hospitals Texas, Ltd., Ventech Systems, Inc., Pasatiempo Development
         Corp., VCI Specialty Services, Inc., and Vencor Properties, Inc., as
         Supporting Guarantors, and PNC Bank, National Association, as
         Administration Agent. Exhibit 10.2 to the Company's Form 10-Q for the
         quarterly period ended June 30, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
 21      Subsidiaries of the Company.
 23      Consent of Ernst & Young LLP.
 27      Financial Data Schedule (included only in filings under the Electronic
         Data Gathering, Analysis, and Retrieval System).

--------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)Reports on Form 8-K.

  On October 21, 1997, the Company filed a Current Report on Form 8-K to set forth certain cautionary statements for purposes of obtaining the safe harbors under the 1995 Private Securities Litigation Reform Act. On October 22, 1997, the Company filed a Current Report on Form 8-K to disclose third quarter earnings and to disclose a projected downward revision to its earnings estimates. On October 23, 1997, the Company filed a Current Report on Form 8-K to announce that its Board of Directors had approved the repurchase of up to 3,000,000 shares of the Company's Common Stock.

(c)Exhibits.

  The response to this portion of Item 14 is submitted as a separate section of this Report.

(d)Financial Statement Schedules.

  The response to this portion of Item 14 is included in appendix page F-25 of this Report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 11, 1998                      VENCOR, INC.

                                                   /s/ W. Bruce Lunsford
                                          By___________________________________
                                             W. BRUCE LUNSFORD CHAIRMAN OF THE
                                                BOARD, PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

       /s/ Michael R. Barr             Executive Vice           March 11, 1998
-------------------------------------   President, Chief
           MICHAEL R. BARR              Operating Officer
                                        and Director

       /s/ Walter F. Beran             Director                 March 11, 1998
-------------------------------------
           WALTER F. BERAN

  /s/ Ulysses L. Bridgeman, Jr.        Director                 March 11, 1998
-------------------------------------
      ULYSSES L. BRIDGEMAN, JR.

        /s/ Elaine L. Chao             Director                 March 11, 1998
-------------------------------------
           ELAINE L. CHAO

        /s/ Donna R. Ecton             Director                 March 11, 1998
-------------------------------------
           DONNA R. ECTON


        /s/ Greg D. Hudson             Director                 March 11, 1998
-------------------------------------
           GREG D. HUDSON

    /s/ Richard A. Lechleiter          Vice President,          March 11, 1998
-------------------------------------   Finance and
        RICHARD A. LECHLEITER           Corporate
                                        Controller
                                        (Principal
                                        Accounting Officer)

      /s/ William H. Lomicka           Director                 March 11, 1998
-------------------------------------
         WILLIAM H. LOMICKA

      /s/ W. Bruce Lunsford            Chairman of the          March 11, 1998
-------------------------------------   Board, President,
          W. BRUCE LUNSFORD             Chief Executive
                                        Officer (Principal
                                        Executive Officer)
                                        and Director

      /s/ W. Earl Reed, III            Executive Vice           March 11, 1998
-------------------------------------   President, Chief
          W. EARL REED, III             Financial Officer
                                        and Director

        /s/ R. Gene Smith              Vice Chairman of the     March 11, 1998
-------------------------------------   Board and Director
            R. GENE SMITH

                                 VENCOR, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   1997, 1996 and 1995....................................................  F-3
  Consolidated Balance Sheet, December 31, 1997 and 1996..................  F-4
  Consolidated Statement of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and 1995.......................................  F-5
  Consolidated Statement of Cash Flows for the years ended December 31,
   1997, 1996 and 1995....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Quarterly Consolidated Financial Information (Unaudited)................ F-25
Financial Statement Schedules (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 1997, 1996 and 1995....................................... F-26

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Vencor, Inc.

  We have audited the accompanying consolidated balance sheet of Vencor, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vencor, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                           LOGO
Louisville, Kentucky
January 26, 1998

                                  VENCOR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1997        1996        1995
                                            ----------  ----------  ----------
Revenues................................... $3,116,004  $2,577,783  $2,323,956
                                            ----------  ----------  ----------
Salaries, wages and benefits...............  1,788,053   1,490,938   1,360,018
Supplies...................................    303,140     261,621     233,066
Rent.......................................     89,474      77,795      79,476
Other operating expenses...................    490,327     405,797     372,657
Depreciation and amortization..............    123,865      99,533      89,478
Interest expense...........................    102,736      45,922      60,918
Investment income..........................     (6,057)    (12,203)    (13,444)
Non-recurring transactions.................          -     125,200     109,423
                                            ----------  ----------  ----------
                                             2,891,538   2,494,603   2,291,592
                                            ----------  ----------  ----------
Income before income taxes.................    224,466      83,180      32,364
Provision for income taxes.................     89,338      35,175      24,001
                                            ----------  ----------  ----------
Income from operations.....................    135,128      48,005       8,363
Extraordinary loss on extinguishment of
 debt, net of income
 tax benefit of $2,634 in 1997 and $14,839
 in 1995...................................     (4,195)          -     (23,252)
                                            ----------  ----------  ----------
   Net income (loss).......................    130,933      48,005     (14,889)
Preferred stock dividend requirements and
 other items...............................          -           -      (5,280)
Gain on redemption of preferred stock......          -           -      10,176
                                            ----------  ----------  ----------
   Income (loss) available to common stock-
    holders................................ $  130,933  $   48,005  $   (9,993)
                                            ==========  ==========  ==========
Earnings (loss) per common share:
 Basic:
  Income from operations................... $     1.96  $     0.69  $     0.22
  Extraordinary loss on extinguishment of
   debt....................................      (0.06)          -       (0.38)
                                            ----------  ----------  ----------
   Net income (loss)....................... $     1.90  $     0.69  $    (0.16)
                                            ==========  ==========  ==========
 Diluted:
  Income from operations................... $     1.92  $     0.68  $     0.29
  Extraordinary loss on extinguishment of
   debt....................................      (0.06)          -       (0.32)
                                            ----------  ----------  ----------
   Net income (loss)....................... $     1.86  $     0.68  $    (0.03)
                                            ==========  ==========  ==========
Shares used in computing earnings (loss)
 per common share:
  Basic....................................     68,938      69,704      61,196
  Diluted..................................     70,359      70,702      71,967

                            See accompanying notes.

                                  VENCOR, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1997        1996
                                                         ----------  ----------
                        ASSETS
Current assets:
 Cash and cash equivalents.............................  $   82,473  $  112,466
 Accounts and notes receivable less allowance for loss
  of $63,551--1997
  and $23,915--1996....................................     619,068     420,758
 Inventories...........................................      27,605      24,939
 Income taxes..........................................      73,413      67,808
 Other.................................................      55,589      35,162
                                                         ----------  ----------
                                                            858,148     661,133
Property and equipment, at cost:
 Land..................................................     144,074     113,749
 Buildings.............................................   1,084,770     975,399
 Equipment.............................................     592,335     435,787
 Construction in progress (estimated cost to complete
  and equip after December 31, 1997--$119,000).........     174,851      84,835
                                                         ----------  ----------
                                                          1,996,030   1,609,770
 Accumulated depreciation..............................    (488,212)   (416,608)
                                                         ----------  ----------
                                                          1,507,818   1,193,162
Goodwill less accumulated amortization of $18,886--1997
 and $7,228--1996......................................     659,311      14,644
Investments in affiliates..............................     178,301      14,837
Other..................................................     131,161      85,080
                                                         ----------  ----------
                                                         $3,334,739  $1,968,856
                                                         ==========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................  $  106,019  $  103,518
 Salaries, wages and other compensation................     163,642     111,366
 Other accrued liabilities.............................     115,933      71,434
 Long-term debt due within one year....................      27,468      54,692
                                                         ----------  ----------
                                                            413,062     341,010


Long-term debt.........................................   1,919,624     710,507
Deferred credits and other liabilities.................      94,653      84,053
Minority interests in equity of consolidated entities..       2,050      36,195
Contingencies
Stockholders' equity:
 Preferred stock, $1.00 par value; authorized 1,000
  shares; none issued and outstanding..................           -           -
 Common stock, $0.25 par value; authorized 180,000
  shares;
  issued 73,470 shares--1997 and 72,615 shares--1996...      18,368      18,154
 Capital in excess of par value........................     766,078     713,527
 Retained earnings.....................................     281,803     150,870
                                                         ----------  ----------
                                                          1,066,249     882,551
 Common treasury stock; 6,159 shares--1997 and 3,730
  shares--1996.........................................    (160,899)    (85,460)
                                                         ----------  ----------
                                                            905,350     797,091
                                                         ----------  ----------
                                                         $3,334,739  $1,968,856
                                                         ==========  ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      SHARES                   PAR VALUE
                          -------------------------------- -----------------  CAPITAL IN            COMMON
                          PREFERRED COMMON      COMMON     PREFERRED COMMON   EXCESS OF  RETAINED  TREASURY
                            STOCK   STOCK   TREASURY STOCK   STOCK    STOCK   PAR VALUE  EARNINGS    STOCK     TOTAL
                          --------- ------  -------------- --------- -------  ---------- --------  ---------  --------
Balances, December 31,
 1994...................      98    59,178      (2,174)       $15    $14,794   $472,661  $136,614  $ (27,630) $596,454
 Net loss...............                                                                  (14,889)             (14,889)
 Cash dividends on
  preferred stock
  ($67.98 per share) and
  provision for
  redemption value......                                                                   (2,380)              (2,380)
 In-kind dividend on
  preferred stock.......       3                                                  2,900    (2,900)                   -
 Issuance of common
  stock in connection
  with employee benefit
  plans.................               664        (150)                  166     24,111              (11,098)   13,179
 Issuance of common
  stock in connection
  with acquisitions.....                           439                           (3,227)               5,498     2,271
 Increase in value of
  common stock purchase
  warrants of acquired
  entities..............                                                          9,810    (9,810)                   -
 Public offering of
  common stock..........             2,200                               550     65,944                         66,494
 Conversion of long-term
  debt..................             7,260                             1,815    149,645                        151,460
 Issuance of common
  stock to grantor
  trust.................             3,927      (3,927)                  982     87,297              (88,279)        -
 Hillhaven Merger:
 Issuance of common
  stock and
  related income tax
  benefits..............             2,732                               683     51,561                         52,244
 Termination of grantor
  trust.................            (3,786)      3,786                  (946)   (87,146)              88,279       187
 Redemption of preferred
  stock.................    (101)                             (15)              (91,253)                       (91,268)
 Other..................               (17)          1                    (4)     2,074    (3,770)        12    (1,688)
                            ----    ------      ------        ---    -------   --------  --------  ---------  --------
Balances, December 31,
 1995...................       -    72,158      (2,025)         -     18,040    684,377   102,865    (33,218)  772,064
 Net income.............                                                                   48,005               48,005
 Increase in equity
  resulting from initial
  public offering of
  Atria Communities,
  Inc. common stock.....                                                         19,828                         19,828
 Issuance of common
  stock in connection
  with employee benefit
  plans.................               457         246                   114      9,223                3,083    12,420
 Repurchase of common
  stock.................                        (1,950)                                              (55,305)  (55,305)
 Other..................                            (1)                              99                  (20)       79
                            ----    ------      ------        ---    -------   --------  --------  ---------  --------
Balances, December 31,
 1996...................       -    72,615      (3,730)         -     18,154    713,527   150,870    (85,460)  797,091
 Net income.............                                                                  130,933              130,933
 Increase in equity
  resulting from
  secondary public
  offering of Atria
  Communities, Inc.
  common stock..........                                                         22,553                         22,553
 Issuance of common
  stock in connection
  with employee benefit
  plans.................               855         496                   214     29,336                6,212    35,762
 Repurchase of common
  stock.................                        (2,925)                                              (81,651)  (81,651)
 Other..................                                                            662                            662
                            ----    ------      ------        ---    -------   --------  --------  ---------  --------
Balances, December 31,
 1997...................       -    73,470      (6,159)       $ -    $18,368   $766,078  $281,803  $(160,899) $905,350
                            ====    ======      ======        ===    =======   ========  ========  =========  ========

                            See accompanying notes.

                                  VENCOR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                 1997        1996      1995
                                              -----------  --------  ---------
Cash flows from operating activities:
 Net income (loss)........................... $   130,933  $ 48,005  $ (14,889)
 Adjustments to reconcile net income (loss)
  to net cash
  provided by operating activities:
  Depreciation and amortization..............     123,865    99,533     89,478
  Provision for doubtful accounts............      31,176    15,001      7,851
  Deferred income taxes......................      53,164   (34,814)   (23,570)
  Extraordinary loss on extinguishment of
   debt......................................       6,829         -     38,091
  Non-recurring transactions.................           -   121,789    102,166
  Other......................................      (9,737)   (9,316)     6,958
  Change in operating assets and liabilities:
   Accounts and notes receivable.............     (87,914)  (64,304)  (107,761)
   Inventories and other assets..............      (2,309)    1,284     (3,478)
   Accounts payable..........................     (14,177)    2,165     22,157
   Income taxes payable......................      22,850   (23,892)     5,356
   Other accrued liabilities.................      16,251    28,088     (8,722)
                                              -----------  --------  ---------
     Net cash provided by operating
      activities.............................     270,931   183,539    113,637
                                              -----------  --------  ---------
Cash flows from investing activities:
 Purchase of property and equipment..........    (281,672) (135,027)  (136,893)
 Acquisition of TheraTx, Incorporated........    (359,439)        -          -
 Acquisition of Transitional Hospitals
  Corporation................................    (615,620)        -          -
 Other acquisitions..........................     (36,630)  (26,236)   (59,343)
 Sale of assets..............................      75,988     9,147        899
 Collection of notes receivable..............       8,687    78,151      4,715
 Net change in investments...................      (4,513)     (445)   (12,779)
 Other.......................................     (20,461)   (6,576)    (8,241)
                                              -----------  --------  ---------
     Net cash used in investing activities...  (1,233,660)  (80,986)  (211,642)
                                              -----------  --------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving
  lines of credit............................     418,700    (1,500)   161,600
 Issuance of long-term debt..................     734,630    10,495    438,052
 Repayment of long-term debt.................    (130,516)  (31,586)  (474,896)
 Payment of deferred financing costs.........     (22,052)   (1,816)    (3,863)
 Public offering of common stock.............           -    52,247     66,494
 Other issuances of common stock.............      13,832     2,242      6,520
 Repurchase of common stock..................     (81,651)  (55,305)         -
 Redemption of preferred stock...............           -         -    (91,268)
 Payment of dividends........................           -         -     (2,779)
 Other.......................................        (207)      (46)    (5,691)
                                              -----------  --------  ---------
     Net cash provided by (used in) financing
      activities.............................     932,736   (25,269)    94,169
                                              -----------  --------  ---------
Change in cash and cash equivalents..........     (29,993)   77,284     (3,836)
Cash and cash equivalents at beginning of
 period......................................     112,466    35,182     39,018
                                              -----------  --------  ---------
Cash and cash equivalents at end of period... $    82,473  $112,466  $  35,182
                                              ===========  ========  =========
Supplemental information:
 Interest payments........................... $    76,864  $ 46,527  $  69,916
 Income tax payments.........................      16,042    55,303     42,218

                            See accompanying notes.

                                 VENCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 REPORTING ENTITY

  Vencor, Inc. (the "Company") operates an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At December 31, 1997, the Company operated 60 long-term acute care hospitals (5,273 licensed beds), 309 nursing centers (40,383 licensed beds) and the Vencare contract services business ("Vencare") which primarily provides respiratory and rehabilitation therapies, medical services and pharmacy management services to approximately 2,900 healthcare facilities.

  On September 28, 1995, the Company consummated a merger with The Hillhaven Corporation ("Hillhaven") in a tax-free, stock-for-stock transaction (the "Hillhaven Merger"). See Note 2.

  Prior to its merger with the Company, Hillhaven consummated a merger with Nationwide Care, Inc. ("Nationwide") on June 30, 1995 in a tax-free, stock-for-stock transaction (the "Nationwide Merger"). See Note 3.

  In the third quarter of 1996, the Company completed an initial public offering related to its independent and assisted living business through the issuance of 5,750,000 common shares of Atria Communities, Inc. ("Atria") (the "Atria IPO"). See Note 4.

  On March 21, 1997, the Company completed the acquisition of TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and operator of nursing centers (the "TheraTx Merger"), pursuant to a cash tender offer. See Note 5.

  On June 24, 1997, the Company acquired substantially all of the outstanding common stock of Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals, pursuant to a cash tender offer. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997 (the "Transitional Merger"). See Note 6.

 BASIS OF PRESENTATION

  The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by the equity method.

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

  The Hillhaven Merger and the Nationwide Merger have been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements included herein give retroactive effect to these transactions and include the combined operations of the Company, Hillhaven and Nationwide for all periods presented.

  The TheraTx Merger and Transitional Merger have been accounted for by the purchase method, which requires that the accounts and operations of acquired entities be included with those of the Company since the acquisition of a controlling interest. Accordingly, the accompanying consolidated financial statements include the operations of TheraTx and Transitional since March 21, 1997 and June 24, 1997, respectively. The Company expects to finalize the purchase price allocations related to these transactions in 1998.

  For accounting purposes, the accounts of Atria continued to be consolidated with those of the Company and minority interests in the earnings and equity of Atria were recorded from the consummation date of the Atria IPO through June 30, 1997. In July 1997, Atria completed a secondary equity offering which reduced the Company's ownership percentage to less than 50%. Accordingly, the Company's investment in Atria beginning July 1, 1997 has been accounted for under the equity method.

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

  A summary of revenues by payor type follows (dollars in thousands):

                                                1997        1996        1995
                                             ----------  ----------  ----------
Medicare.................................... $1,068,624  $  822,589  $  691,297
Medicaid....................................    841,598     821,828     776,278
Private and other...........................  1,271,693     972,906     865,820
                                             ----------  ----------  ----------
                                              3,181,915   2,617,323   2,333,395
Elimination.................................    (65,911)    (39,540)     (9,439)
                                             ----------  ----------  ----------
                                             $3,116,004  $2,577,783  $2,323,956
                                             ==========  ==========  ==========

 CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

 ACCOUNTS RECEIVABLE

  Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items that have continuing significance, such as third-party reimbursements that continue to be claimed in current cost reports.

 INVENTORIES

  Inventories consist primarily of medical supplies and are stated at the lower of cost (first-in, first-out) or market.

 PROPERTY AND EQUIPMENT

  Depreciation expense, computed by the straight-line method, was $105.3 million in 1997, $91.6 million in 1996 and $79.7 million in 1995. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

 GOODWILL

  Costs in excess of the fair value of identifiable net assets of acquired entities are amortized using the straight-line method principally over 40 years. Amortization expense for 1997, 1996 and 1995 totaled $11.4 million, $2.7 million and $2.0 million, respectively.

  The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate impairment or that the amortization period may require adjustment. If such circumstances suggest the recorded amounts cannot be recovered, calculated based on estimated cash flows (undiscounted) over the remaining amortization period, the carrying value of such assets are reduced accordingly. At December 31, 1997, the Company does not believe that the carrying value or the amortization period of its long-lived assets and related identifiable intangibles requires such adjustments.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 PREOPENING COSTS

  Costs incurred prior to the opening of new facilities are deferred and amortized on a straight-line basis over a three year period. At December 31, 1997 and 1996, the Company's unamortized preopening costs (included in other assets) were $15.0 million and $1.5 million, respectively.

 PROFESSIONAL LIABILITY RISKS

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

 DERIVATIVE INSTRUMENTS

  The Company is a party to interest rate swap agreements that eliminate the impact of changes in interest rates on certain outstanding floating rate debt. Each interest rate swap agreement is associated with all or a portion of the principal balance of a specific debt obligation. These agreements involve the exchange of amounts based on variable rates for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notational amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt, and the related amount payable to or receivable from counterparties is included in accrued interest. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred (included in other assets) and amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement.

 EARNINGS PER COMMON SHARE

  In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), replacing the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share for all periods presented have been restated to conform to the requirements of SFAS 128. The impact of the restatement was not significant.

  The computation of diluted earnings per common share give retroactive effect to the Hillhaven Merger and the Nationwide Merger and is based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting primarily of stock options. In addition, the 1995 computation also includes the dilutive effect of convertible debt securities.

  During 1995, all convertible debt securities were redeemed in exchange for cash or converted into the Company's common stock. Accordingly, the computation of diluted earnings per common share assumes that the equivalent number of common shares underlying such debt securities were outstanding during the entire year even though the result thereof is antidilutive.

  In connection with the Hillhaven Merger, the Company realized a gain in 1995 of approximately $10.2 million upon the cash redemption of Hillhaven preferred stock. Although the gain had no effect on net income, diluted earnings per common and common equivalent share were increased by $0.14.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will become effective on December 31, 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate, and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statements.

 RECLASSIFICATIONS

  Certain prior year amounts have been reclassified to conform with the 1997 presentation.

NOTE 2--HILLHAVEN MERGER

  On September 27, 1995, the stockholders of both the Company and Hillhaven approved the Hillhaven Merger, effective September 28, 1995. In connection with the Hillhaven Merger, the Company issued approximately 31,651,000 shares of common stock in exchange for all of the outstanding common stock of Hillhaven (an exchange ratio of 0.935 of a share of Company common stock for each share of Hillhaven common stock).

  The Hillhaven Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the Hillhaven Merger and include the combined operations of the Company and Hillhaven for all periods presented. The following is a summary of the 1995 results of operations of the separate entities prior to the Hillhaven Merger (dollars in thousands):

                                                 NON-
                                              RECURRING
                          VENCOR  HILLHAVEN  TRANSACTIONS ELIMINATION CONSOLIDATED
                         -------- ---------- ------------ ----------- ------------
Nine months ended
 September 30, 1995
 (unaudited):
  Revenues.............. $411,233 $1,322,873   $(24,500)    $(3,775)   $1,705,831
  Income (loss) from
   operations...........   31,566     41,367    (93,561)          -       (20,628)
  Net income (loss).....   30,711     20,235    (93,561)          -       (42,615)

NOTE 3--NATIONWIDE MERGER

  Prior to its merger with the Company, Hillhaven completed the Nationwide Merger on June 30, 1995. In connection therewith, 4,675,000 shares of common stock (effected for the Hillhaven Merger exchange ratio) were issued in exchange for all of the outstanding shares of Nationwide.

  The Nationwide Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the Nationwide Merger and include the combined operations of Hillhaven and Nationwide for all periods presented. The following is a summary of the 1995 results of operations of the separate entities prior to the Nationwide Merger (dollars in thousands):

                                                         NON-
                                                      RECURRING
                                HILLHAVEN NATIONWIDE TRANSACTIONS CONSOLIDATED
                                --------- ---------- ------------ ------------
Six months ended June 30, 1995
 (unaudited):
 Revenues...................... $803,793   $66,800     $     -      $870,593
 Income from operations........   23,837     2,147      (3,686)       22,298
 Net income (loss).............   23,459      (266)     (3,686)       19,507

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4--STOCK OFFERINGS OF ATRIA

  In the third quarter of 1996, the Company completed the Atria IPO, the proceeds from which aggregated approximately $52.2 million. In connection with the Atria IPO, the Company entered into various agreements with Atria relating to risk-sharing for prior year income tax issues, registration rights, administrative services and liabilities and indemnifications. In addition, the Company guaranteed up to $75 million of Atria's $200 million bank credit facility (the "Atria Bank Facility") at December 31, 1997 and lesser amounts each year thereafter through 2000. At December 31, 1997, there were no outstanding guaranteed borrowings under the Atria Bank Facility.

  In July 1997, Atria completed a secondary equity offering which reduced the Company's ownership percentage to less than 50%. Accordingly, the Company's investment in Atria beginning July 1, 1997 has been accounted for under the equity method. At December 31, 1997, the Company owned 10,000,000 shares, or approximately 43%, of Atria common stock.

  Gains on issuances of Atria common stock have been recorded as adjustments to common stockholders' equity and have not been credited to earnings.

NOTE 5--THERATX MERGER

  On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger follows (dollars in thousands):

Fair value of assets acquired........................................ $ 633,793
Fair value of liabilities assumed....................................  (259,439)
                                                                      ---------
 Net assets acquired.................................................   374,354
Cash received from acquired entity...................................   (14,915)
                                                                      ---------
 Net cash paid....................................................... $ 359,439
                                                                      =========

  The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $307.6 million. In September and October 1997, the Company completed the sales of certain non-strategic assets acquired in connection with the TheraTx Merger. Proceeds from the transactions aggregated $54.6 million.

NOTE 6--TRANSITIONAL MERGER

  On June 24, 1997, the Company acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which the Company paid $16.00 per common share. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997. A summary of the Transitional Merger follows (dollars in thousands):

Fair value of assets acquired......................................... $713,336
Fair value of liabilities assumed.....................................  (44,842)
                                                                       --------
 Net assets acquired..................................................  668,494
Cash received from acquired entity....................................  (52,874)
                                                                       --------
 Net cash paid........................................................ $615,620
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $349.1 million.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7--BUSINESS COMBINATIONS OTHER THAN HILLHAVEN, NATIONWIDE, THERATX AND TRANSITIONAL

  The Company has acquired a number of healthcare facilities (including certain previously leased facilities) and other related businesses, substantially all of which have been accounted for by the purchase method. Accordingly, the aggregate purchase price of these transactions has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the operations of acquired entities since the respective acquisition dates. The pro forma effect of these acquisitions on the Company's results of operations prior to consummation was not significant.

  The following is a summary of acquisitions consummated during the last three years under the purchase method of accounting (dollars in thousands):

                                                      1997     1996      1995
                                                    --------  -------  --------
Fair value of assets acquired...................... $ 71,601  $26,621  $ 78,893
Fair value of liabilities assumed..................  (34,971)    (385)  (16,475)
                                                    --------  -------  --------
 Net assets acquired...............................   36,630   26,236    62,418
Cash received from acquired entities...............        -        -      (804)
Issuance of common stock...........................        -        -    (2,271)
                                                    --------  -------  --------
 Net cash paid for acquisitions.................... $ 36,630  $26,236  $ 59,343
                                                    ========  =======  ========

  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $5.7 million in 1997, $4.8 million in 1996 and $9.7 million in 1995.

NOTE 8--PRO FORMA INFORMATION (UNAUDITED)

  The pro forma effect of the TheraTx Merger and Transitional Merger assuming that the transactions occurred on January 1, 1996 follows (dollars in thousands, except per share amounts):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
Revenues................................................. $3,364,274 $3,475,217
Income from operations...................................     98,446     14,001
Net income...............................................     94,251     12,867
Earnings per common share:
Basic:
 Income from operations.................................. $     1.43 $     0.20
 Net income..............................................       1.37       0.18
Diluted:
 Income from operations.................................. $     1.40 $     0.20
 Net income..............................................       1.34       0.18

  For both periods presented, pro forma financial data have been derived by combining the financial results of the Company and TheraTx (based upon year end reporting periods ending on December 31) and Transitional (based upon year end reporting periods ending on November 30).

  Pro forma income from operations for 1997 includes costs incurred by both TheraTx and Transitional in connection with the acquisitions which reduced net income by $29.7 million. Pro forma income from operations for 1996 includes a gain on the sale of Transitional's United Kingdom psychiatric hospitals aggregating $33 million and losses of $53 million related primarily to the sale of Transitional's United States psychiatric hospitals.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9--NON-RECURRING TRANSACTIONS

 1996

  In the fourth quarter of 1996, the Company recorded pretax charges aggregating $125.2 million primarily to complete the integration of Hillhaven. In November 1996, the Company executed a definitive agreement to sell 34 underperforming or non-strategic nursing centers in early 1997. A charge of $65.3 million was recorded in connection with the disposition. In addition, the Company's previously independent institutional pharmacy business, acquired as part of the Hillhaven Merger, was integrated into Vencare, resulting in a charge of $39.6 million related primarily to costs associated with employee severance and benefit costs (approximately 500 employees), facility close-down expenses and the writeoff of certain deferred costs for services to be discontinued. A provision for loss totaling $20.3 million related to the planned replacement of one hospital and three nursing centers was also recorded in the fourth quarter.

  During 1997, the Company sold 28 of the 34 non-strategic nursing centers planned for disposition. Proceeds from the transaction aggregated $11.2 million. In addition, one facility was sold and one was closed in January 1998, and two nursing centers are expected to be sold pending regulatory approvals. In February 1998, the Company was unable to receive the necessary licensure approvals to sell two non-strategic nursing centers for which provisions for loss had been recorded in 1996. The Company intends to continue to operate these facilities. Accrued provisions for loss at December 31, 1997 were not significant. The reorganization of the institutional pharmacy business was substantially completed in 1997, which included the elimination of duplicative administrative functions and establishment of the pharmacy operations as an integrated part of the Company's hospital operations. The Company expects that construction activities related to the replacement of one hospital and three nursing centers will be completed in 1998 and 1999. Accrued provision for loss related to the facilities to be sold or replaced aggregated $22.2 million at December 31, 1997.

 1995

  In the third quarter of 1995, the Company recorded pretax charges aggregating $128.4 million primarily in connection with the consummation of the Hillhaven Merger. The charges included (i) $23.2 million of investment advisory and professional fees, (ii) $53.8 million of employee benefit plan and severance costs (approximately 500 employees), (iii) $26.9 million of losses associated with the planned disposition of certain nursing center properties and (iv) $24.5 million of charges to reflect the Company's change in estimates of accrued revenues recorded in connection with certain prior-year nursing center third-party reimbursement issues (recorded as a reduction of revenues). During 1996 and 1997, these activities were substantially completed.

  Pretax charges aggregating $5.5 million were recorded in the second quarter primarily in connection with the Nationwide Merger.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10--INVESTMENTS IN AFFILIATES

  Affiliated companies accounted for on the equity method include Atria (since July 1, 1997), Behavioral Healthcare Corporation ("BHC"), a non-public operator of psychiatric and behavioral centers, and various other healthcare related companies. The Company obtained a 44% voting equity interest in BHC (61% ownership interest) as part of the Transitional Merger. Summarized financial data reported by these affiliates and a summary of the amounts recorded in the Company's consolidated financial statements as of and for the year ended December 31, 1997 follow (for the six month period ended December 31, 1997 for Atria and BHC) (dollars in thousands):

                                               ATRIA     BHC    OTHER   TOTAL
                                              -------- ------- ------- --------
Financial position:
 Current assets.............................. $194,761 $74,526 $44,107 $313,394
 Current liabilities.........................   14,100  32,876  18,359   65,335
 Working capital.............................  180,661  41,650  25,748  248,059
 Noncurrent assets...........................  280,702 196,394  22,916  500,012
 Noncurrent liabilities......................  268,524 112,190  16,908  397,622
 Stockholders' equity........................  192,839 125,854  31,756  350,449
Results of operations:
 Revenues....................................   37,679 158,597  97,604  293,880
 Net income..................................    4,328     788   9,913   15,029
Amounts recorded by the Company:
 Investments in affiliates...................   85,886  73,046  19,369  178,301
 Equity in earnings..........................    1,870     407   5,904    8,181

  The fair value of the Company's investment in Atria approximated $171.3 million at December 31, 1997.

NOTE 11--INCOME TAXES

  Provision for income taxes consists of the following (dollars in thousands):

                                                        1997    1996     1995
                                                       ------- -------  -------
Current:
 Federal.............................................. $31,006 $59,470  $40,008
 State................................................   5,168  10,519    7,563
                                                       ------- -------  -------
                                                        36,174  69,989   47,571
Deferred..............................................  53,164 (34,814) (23,570)
                                                       ------- -------  -------
                                                       $89,338 $35,175  $24,001
                                                       ======= =======  =======

  Reconciliation of federal statutory rate to effective income tax rate follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
Federal statutory rate........................................ 35.0% 35.0% 35.0%
State income taxes, net of federal income tax benefit.........  3.6   3.6   4.3
Merger and restructuring costs................................    -   3.5  34.6
Goodwill amortization.........................................  1.6     -     -
Other items, net.............................................. (0.4)  0.2   0.3
                                                               ----  ----  ----
Effective income tax rate..................................... 39.8% 42.3% 74.2%
                                                               ====  ====  ====

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11--INCOME TAXES (CONTINUED)

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (dollars in thousands):

                                              1997                 1996
                                      -------------------- --------------------
                                       ASSETS  LIABILITIES  ASSETS  LIABILITIES
                                      -------- ----------- -------- -----------
Depreciation......................... $      -   $65,018   $      -   $47,256
Insurance............................   17,948         -     12,058         -
Doubtful accounts....................   37,689         -     37,989         -
Property.............................   23,428         -     34,767         -
Compensation.........................   16,154         -     17,030         -
Subsidiary net operating losses
 (expiring in 2017)..................   15,864         -          -         -
Other................................   26,236    27,170     33,120    19,990
                                      --------   -------   --------   -------
                                      $137,319   $92,188   $134,964   $67,246
                                      ========   =======   ========   =======

  Management believes that the deferred tax assets in the table above will ultimately be realized. Management's conclusion is based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997.

  Deferred income taxes totaling $73.4 million and $62.4 million at December 31, 1997 and 1996, respectively, are included in other current assets. Noncurrent deferred income taxes, included in other long-term liabilities, totaled $28.3 million at December 31, 1997. Noncurrent deferred income taxes at December 31, 1996 totaling $5.3 million are included in other long-term assets.

NOTE 12--PROFESSIONAL LIABILITY RISKS

  The Company insures a substantial portion of its professional liability risks through a wholly owned insurance subsidiary. Provisions for such risks underwritten by the subsidiary were $10.7 million for 1997, and $10.4 million for 1996, and $11.1 million for 1995.

  Amounts funded for the payment of claims and expenses incident thereto, included principally in cash and cash equivalents and other assets, aggregated $26.4 million and $20.7 million at December 31, 1997 and 1996, respectively. Allowances for professional liability risks, included principally in deferred credits and other liabilities, were $26.3 million and $21.6 million at December 31, 1997 and 1996, respectively.

NOTE 13--LONG-TERM DEBT

 Capitalization

  A summary of long-term debt at December 31 follows (dollars in thousands):

                                                             1997       1996
                                                          ----------  --------
Senior collateralized debt, 5% to 10% (rates generally
 floating) payable in periodic
 installments through 2019............................... $   55,651  $119,634
Non-interest bearing residential mortgage bonds..........          -    33,917
Bank revolving credit agreement due 2002 (floating rates
 averaging 6.6%).........................................  1,129,300   333,100
Bank term loan (floating rates averaging 6.3%)...........          -   271,000
8 5/8% Senior Subordinated Notes due 2007................    750,000         -
Other....................................................     12,141     7,548
                                                          ----------  --------
  Total debt, average life of six years (rates averaging
   7.3%).................................................  1,947,092   765,199
Amounts due within one year..............................    (27,468)  (54,692)
                                                          ----------  --------
  Long-term debt......................................... $1,919,624  $710,507
                                                          ==========  ========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13--LONG-TERM DEBT (CONTINUED)

  In connection with the TheraTx Merger, the Company entered into a new five-year bank credit facility (the "Bank Facility") aggregating $1.75 billion on March 31, 1997, replacing the Company's $1.0 billion bank credit facility. On June 24, 1997, the Bank Facility was amended to increase the amount of the credit to $2.0 billion. Interest is payable, depending on certain leverage ratios and the period of borrowing, at rates up to either (i) the prime rate plus 1/2% or the daily federal funds rate plus 1%, (ii) LIBOR plus 1 1/8% or
(iii) the bank certificate of deposit rate plus 1 1/4%. The Bank Facility is collateralized by the capital stock of certain subsidiaries and intercompany borrowings and contains covenants which require, among other things, maintenance of certain financial ratios and limit the amount of additional debt and repurchases of common stock.

  In July 1997, the Company completed the private placement of $750 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes were issued at 99.575% of face value and are not callable by the Company until 2002. The net proceeds of the offering were used to reduce outstanding borrowings under the Bank Facility. The Company exchanged the Notes for publicly registered Notes having identical terms and conditions in November 1997.

 REFINANCING ACTIVITIES

  In connection with the TheraTx Merger and the Transitional Merger, the Company refinanced a substantial portion of its long-term debt. These transactions resulted in after-tax losses of $4.2 million in 1997. During 1995, the Company recorded $23.3 million of after-tax losses from refinancing of long-term debt, substantially all of which was incurred in connection with the Hillhaven Merger. Amounts refinanced in 1995 included $171 million of 10 1/8% Senior Subordinated Notes due 2001, $112 million of outstanding borrowings under prior revolving credit agreements, and $173 million of other senior debt.

  In the fourth quarter of 1995, the Company called for the redemption of its 6% Convertible Subordinated Notes due 2002 aggregating $115 million (the "6% Notes") and its 7 3/4% Convertible Subordinated Debentures due 2002 aggregating $75 million (the "7 3/4% Debentures") which were convertible into the Company's common stock at the rate of $26.00 and $17.96 per share, respectively. Approximately $80.6 million principal amount of the 6% Notes were converted into approximately 3,098,000 shares of common stock and the remainder were redeemed in exchange for cash equal to 104.2% of face value plus accrued interest. All outstanding 7 3/4% Debentures were converted into approximately 4,161,000 shares of common stock. These transactions had no material effect on earnings per common share.

 OTHER INFORMATION

  At December 31, 1997, the Company was a party to certain interest rate swap agreements that eliminate the impact of changes in interest rates on $400 million of floating rate debt outstanding. One agreement for $100 million expires in April 1998 and provides for fixed rates at 5.7% plus 3/8% to 1 1/8%. A second agreement provides for fixed rates on $300 million of floating rate debt at 6.4% plus 3/8% to 1 1/8% and expires in $100 million increments in May 1999, November 1999 and May 2000. The fair value of the swap agreements (a payable position of $2.9 million and $139,000 at December 31, 1997 and 1996, respectively) has not been recognized in the consolidated financial statements. The fair value of the swap agreements represents the estimated amount the Company would pay to terminate the agreements based on current interest rates.

  Maturities of long-term debt in years 1999 through 2002 are $25.8 million, $25.4 million, $27.6 million and $1.0 billion, respectively.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13--LONG-TERM DEBT (CONTINUED)

  The estimated fair value of the Company's long-term debt was $1.96 billion and $752 million at December 31, 1997 and 1996, respectively, compared to carrying amounts aggregating $1.95 billion and $765 million. The estimate of fair value includes the effect of the interest rate swap agreements and is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to the Company for debt of the same remaining maturities.

NOTE 14--LEASES

  The Company leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments and related sublease income under non-cancelable operating leases are as follows (dollars in thousands):

                                                               MINIMUM  SUBLEASE
                                                               PAYMENTS  INCOME
                                                               -------- --------
1998.......................................................... $57,728   $7,119
1999..........................................................  56,879    6,101
2000..........................................................  46,376    5,886
2001..........................................................  34,924    4,513
2002..........................................................  24,020    2,221
Thereafter....................................................  86,048   13,425

  Sublease income aggregated $8.0 million, $8.8 million and $13.7 million for 1997, 1996 and 1995, respectively.

NOTE 15--CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

  Management believes that allowances for losses have been provided to the extent necessary and that its assessment of contingencies is reasonable. Management believes that resolution of contingencies will not materially affect the Company's liquidity, financial position or results of operations.

  Principal contingencies are described below:

    Revenues--Certain third-party payments are subject to examination by agencies administering the programs. The Company is contesting certain issues raised in audits of prior year cost reports.

    Professional liability risks--The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Actual settlements may differ from the provisions for loss.

    Interest rate swap agreements--The Company is a party to certain agreements which reduce the impact of changes in interest rates on $400 million of its floating rate long-term debt. In the event of nonperformance by other parties to these agreements, the Company may incur a loss to the extent that market rates exceed contract rates.

    Guarantees of indebtedness--Letters of credit and guarantees of indebtedness aggregated $140 million at December 31, 1997, of which $75 million relates to the Atria Bank Facility.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15--CONTINGENCIES (CONTINUED)

    Income taxes--The Company is contesting adjustments proposed by the Internal Revenue Service for years 1990, 1991 and 1992.

    Litigation--Various suits and claims arising in the ordinary course of business are pending against the Company. See Note 23.

NOTE 16--EARNINGS PER COMMON SHARE

  A computation of the earnings per common share follows (in thousands, except per share amounts):

                                                       1997     1996    1995
                                                     --------  ------- -------
Earnings (loss):
 Income (loss) available to common stockholders--ba-
  sic computation .................................. $130,933  $48,005 $(9,993)
 Interest addback on convertible securities, net of
  income tax benefit................................        -        -   7,380
                                                     --------  ------- -------
  Income (loss) available to common stockholders--
   diluted
   computation...................................... $130,933  $48,005 $(2,613)
                                                     ========  ======= =======
Shares used in the computation:
 Weighted average shares outstanding--basic
  computation.......................................   68,938   69,704  61,196
 Dilutive effect of employee stock options and other
  dilutive securities...............................    1,421      998  10,771
                                                     --------  ------- -------
 Adjusted weighted average shares outstanding--
  diluted computation...............................   70,359   70,702  71,967
                                                     ========  ======= =======
Earnings (loss) per common share:
 Basic:
  Income from operations............................ $   1.96  $  0.69 $  0.22
  Extraordinary loss on extinguishment of debt......    (0.06)       -   (0.38)
                                                     --------  ------- -------
   Net income (loss)................................ $   1.90  $  0.69 $ (0.16)
                                                     ========  ======= =======
 Diluted:
  Income from operations............................ $   1.92  $  0.68 $  0.29
  Extraordinary loss on extinguishment of debt......    (0.06)       -   (0.32)
                                                     --------  ------- -------
   Net income (loss)................................ $   1.86  $  0.68 $ (0.03)
                                                     ========  ======= =======

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--CAPITAL STOCK

 PLAN DESCRIPTIONS

  The Company has plans under which options to purchase common stock may be granted to officers, employees and certain non-employee directors. Options have been granted at not less than market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending ten years after grant. Activity in the plans is summarized below:

                                      SHARES                        WEIGHTED
                                       UNDER      OPTION PRICE      AVERAGE
                                      OPTION       PER SHARE     EXERCISE PRICE
                                     ---------  ---------------- --------------
Balances, December 31, 1994......... 2,046,650  $ 0.53 to $24.25     $12.77
 Granted............................ 1,537,820   11.50 to  32.50      27.32
 Exercised..........................  (593,918)   0.53 to  29.14      11.57
 Canceled or expired................   (51,151)   5.35 to  28.50      21.02
                                     ---------
Balances, December 31, 1995......... 2,939,401    0.53 to  32.50      20.48
 Granted............................ 1,467,451   25.50 to  38.38      26.02
 Exercised..........................  (368,758)   0.53 to  28.50       6.10
 Canceled or expired................  (351,271)  14.17 to  32.63      26.65
                                     ---------
Balances, December 31, 1996......... 3,686,823    0.53 to  38.38      23.54
 Granted............................ 1,309,900   25.50 to  43.88      30.47
 Assumed in connection with TheraTx
  Merger............................   475,643    0.20 to  38.83      27.05
 Exercised..........................  (775,431)   0.53 to  35.46      17.90
 Canceled or expired................  (301,765)  19.92 to  34.25      26.78
                                     ---------
Balances, December 31, 1997......... 4,395,170  $ 0.20 to $43.88     $26.77
                                     =========

  A summary of stock options outstanding at December 31, 1997 follows:

                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                         -------------------------------------- ------------------------
                             NUMBER                    WEIGHTED     NUMBER      WEIGHTED
                           OUTSTANDING     REMAINING   AVERAGE    EXERCISABLE   AVERAGE
        RANGE OF         AT DECEMBER 31,  CONTRACTUAL  EXERCISE AT DECEMBER 31, EXERCISE
    EXERCISE PRICES           1997           LIFE       PRICE        1997        PRICE
    ---------------      --------------- ------------- -------- --------------- --------
$0.20 to $24.86.........      120,692     1 to 4 years  $ 8.30       120,692     $ 8.30
$1.02 to $38.83.........      482,941     5 to 7 years   21.72       419,578      21.40
$23.37 to $43.88........    3,791,537    8 to 10 years   28.00       991,485      27.00
                            ---------                              ---------
                            4,395,170                   $26.77     1,531,755     $23.99
                            =========                              =========

  The weighted average remaining contractual life of options outstanding at December 31, 1997 approximated eight years. Shares of common stock available for future grants were 3,980,678, 1,387,396 and 2,740,066 at December 31, 1997, 1996 and 1995, respectively. The number of options exercisable at December 31, 1996 and 1995 were 1,142,688 and 1,021,168, respectively.

  In 1995, the Company issued long-term incentive agreements to certain officers and key employees whereby the Company may annually issue shares of common stock to such individuals in satisfaction of predetermined performance goals. Share awards aggregated 74,330 for 1997, 80,913 for 1996 and 92,500 for 1995.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 17--CAPITAL STOCK (CONTINUED)

 PLAN DESCRIPTIONS (CONTINUED)

  In May 1997, stockholders voted to approve a stock option plan for non-employee directors and an employee incentive compensation plan. Shares issuable under the plans aggregated 200,000 and 3,400,000, respectively.

  A Shareholder Rights Plan allows common stockholders the right to purchase Series A Preferred Stock in the event of accumulation of or tender offer for 15% (reduced to 9.9% in February 1998) or more of the Company's common stock. The rights will expire in 2003 unless redeemed earlier by the Company.

 STATEMENT NO. 123 DATA

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of such options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.50% for 1997, 6.33% for 1996 and 1995; no dividend yield; expected term of seven years and volatility factors of the expected market price of the Company's common stock of .31 for 1997,
 .24 for 1996 and .25 for 1995.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair values of options granted during 1997, 1996 and 1995 under the Black-Scholes model were $13.75, $10.95 and $11.74, respectively. Pro forma information follows (in thousands except per share amounts):

                                                      1997    1996     1995
                                                    -------- ------- --------
Pro forma income (loss) available to common
 stockholders...................................... $120,941 $42,530 $(10,842)
Pro forma earnings (loss) per common and common
 equivalent share:
 Basic............................................. $   1.75 $  0.61 $  (0.18)
 Diluted...........................................     1.71    0.61    (0.05)

  Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18--EMPLOYEE BENEFIT PLANS

  The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and are generally vested based upon length of service. Retirement plan expense was $13.0 million for 1997, $8.8 million for 1996 and $9.7 million for 1995. Amounts equal to retirement plan expense are funded annually.

NOTE 19--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (dollars in thousands):

                                                                 1997    1996
                                                               -------- -------
Interest...................................................... $ 30,662 $ 3,502
Taxes other than income.......................................   15,462  20,238
Income taxes payable..........................................    7,737       -
Patient accounts..............................................   21,370  17,919
Merger related costs..........................................   15,338  16,640
Other.........................................................   25,364  13,135
                                                               -------- -------
                                                               $115,933 $71,434
                                                               ======== =======

NOTE 20--TRANSACTIONS WITH TENET HEALTHCARE CORPORATION

  Hillhaven became an independent public company in January 1990 as a result of a spin-off transaction with Tenet Healthcare Corporation (formerly National Medical Enterprises, Inc.) ("Tenet"). The following is a summary of significant transactions with Tenet:

    Debt guarantees--Tenet and the Company are parties to a guarantee agreement under which the Company pays a fee to Tenet in consideration for Tenet's guarantee of certain obligations of the Company. Such fees totaled $2.0 million in 1997, $3.0 million in 1996, and $3.8 million in 1995.

    Leases--The Company leases certain nursing centers from a joint venture in which Tenet has a minority interest. Lease payments to the joint venture aggregated $9.4 million, $10.3 million and $9.9 million for 1997, 1996 and 1995, respectively.

    Equity ownership--At December 31, 1997, Tenet owned 8,301,067 shares of the Company's common stock. Prior to the Hillhaven Merger, Tenet also owned all of Hillhaven's outstanding Series C and Series D Preferred Stock.

    Management agreements--Fees paid by Tenet for management, consulting and advisory services in connection with the operation of seven nursing centers owned or leased by Tenet aggregated $2.6 million in 1997 and $2.7 million in both 1996 and 1995.

NOTE 21--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (dollars in thousands):

                                                1997                1996
                                        --------------------- -----------------
                                         CARRYING     FAIR    CARRYING   FAIR
                                          VALUE      VALUE     VALUE    VALUE
                                        ---------- ---------- -------- --------
Cash and cash equivalents.............. $   82,473 $   82,473 $112,466 $112,466
Long-term debt, including amounts due
 within one year.......................  1,947,092  1,955,097  765,199  751,843

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 22--STOCK REPURCHASES

  In the fourth quarter of 1997, the Company repurchased 2,925,000 shares of common stock at an aggregate cost of $81.7 million. Repurchases of 1,950,000 shares common stock in 1996 totaled $55.3 million. These transactions were financed primarily through borrowings under the Bank Facility.

NOTE 23--LITIGATION

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al. was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company, namely W. Bruce Lunsford, W. Earl Reed, III, Michael R. Barr, Thomas T. Ladt, Jill L. Force and James H. Gillenwater, Jr. The complaint alleges that the Company and certain executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend vigorously this action.

  On June 19, 1997, a class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without disclosing that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. The Company has filed a motion to dismiss and is awaiting the court's decision. The Company is vigorously defending this action.

  The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. In conjunction with

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23--LITIGATION (CONTINUED)

the qui tam action, the United States Attorney's Office for the Eastern District of Arkansas also is conducting a criminal investigation into the allegations contained in the qui tam complaint. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company is cooperating fully in the investigation.

  On June 6, 1997, Transitional announced that it had been advised that it is a target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts (the "USAO") arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been informed that the USAO intends to file a civil action against Transitional relating to the partnership's former business. If such a suit is filed, the Company will vigorously defend the action.

  Management believes that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Accordingly, no provisions for loss related to the previously discussed litigation matters have been recorded in the consolidated financial statements.

NOTE 24--SUBSEQUENT EVENT

  In January 1998, the Board of Directors of the Company authorized management to proceed with a plan to separate the Company into two publicly held corporations, one to operate the hospital, nursing center and Vencare businesses ("Operating Company") and the other to own substantially all of the real property of the Company ("Realty Company") and to lease such real property to Operating Company (the "Reorganization Transactions"). Realty Company intends to become a real estate investment trust for Federal income tax purposes beginning January 1, 1999. The Board's action is subject to, among other things, Company stockholder approval, regulatory and other approvals, tax considerations and the consummation of a capitalization plan for each entity. The Company filed a preliminary proxy statement concerning the Reorganization Transactions and the Distribution with the Securities and Exchange Commission on January 30, 1998. Management anticipates that the Reorganization Transactions and Distribution will be completed in the second quarter of 1998.

  The Reorganization Transactions will be effected through the issuance to Company common stockholders of all of the outstanding shares of Operating Company (the "Distribution"). Subsequent to the Distribution, Vencor, Inc. will be the name of the legal entity that will comprise Operating Company and VenTrust, Inc. will be the name of the legal entity comprising Realty Company.

  For accounting purposes the historical consolidated financial statements of the Company will become the historical consolidated financial statements of Operating Company at the time of the Distribution. Realty Company will not have been operated as a real estate investment trust prior to the Distribution. Accordingly, the consolidated financial statements of Realty Company will consist solely of its operations after the Distribution. The assets and liabilities of both Operating Company and Realty Company will be recorded at their respective historical carrying values at the time of the Distribution.

  In connection with the Reorganization Transactions, the Company will be required to refinance, repurchase or assign substantially all of its long-term debt, including the Bank Facility and the Notes. In lieu of repurchasing the Notes, the Company may assign to Operating Company, and Operating Company would assume, the Notes. Management is considering a capitalization plan for both Operating Company and Realty Company to be effected on or before the date of the Distribution in which the Company's long-term debt is expected to be refinanced,

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24--SUBSEQUENT EVENT (CONTINUED)

repurchased or assumed by either Operating Company or Realty Company at interest rates and terms which may be less favorable than those of the Company's current debt arrangements. There can be no assurance that sufficient financing will be available on terms that are acceptable to either Operating Company or Realty Company, or that either entity will have the financial resources necessary to implement its respective acquisition and development plans following the Distribution.

                                 VENCOR, INC.
           QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1997
                               --------------------------------------------
                                FIRST       SECOND      THIRD       FOURTH
                               --------    --------    --------    --------
Revenues...................... $680,696    $778,295    $844,740    $812,273
Net income:
 Income from operations.......   33,982      37,010      36,902      27,234
 Extraordinary loss on extin-
  guishment of debt...........   (2,259)     (1,590)       (346)          -
   Net income.................   31,723      35,420      36,556      27,234
Per common share:
 Basic earnings:
  Income from operations......     0.49        0.53        0.53        0.40
  Extraordinary loss on extin-
   guishment of debt..........    (0.03)      (0.02)          -           -
   Net income.................     0.46        0.51        0.53        0.40
 Diluted earnings:
  Income from operations......     0.48        0.52        0.52        0.40
  Extraordinary loss on extin-
   guishment of debt..........    (0.03)      (0.02)      (0.01)          -
   Net income.................     0.45        0.50        0.51        0.40
 Market prices (a):
  High........................      40 3/8      45 1/8      44 3/8      43 5/16
  Low.........................       29         36 5/8      37 3/8       23
                                              1996
                               --------------------------------------------
                                FIRST       SECOND      THIRD       FOURTH
                               --------    --------    --------    --------
Revenues...................... $626,337    $634,554    $650,551    $666,341
Net income (loss) (b).........   27,610      30,865      33,558     (44,028)
Per common share:
 Basic earnings (loss)........     0.39        0.44        0.48       (0.64)
 Diluted earnings (loss)......     0.39        0.43        0.48       (0.64)
 Market prices (a):
  High........................      39 7/8       35         34 1/2      33 1/4
  Low.........................      31 1/2      28 1/8      25 1/2      27 1/2

--------
Earnings per share amounts for all periods presented have been restated to comply with the provisions of SFAS 128. See Notes 1 and 16 of the Notes to Consolidated Financial Statements.

(a) The Company's common stock is traded on the New York Stock Exchange (ticker symbol--VC).

(b) Fourth quarter results include $79.9 million ($1.16 per share) of costs in connection with the sale of certain nursing centers, the restructuring of the pharmacy operations and the planned replacement of certain facilities. See Note 9 of the Notes to Consolidated Financial Statements.

                                 VENCOR, INC.
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                           ADDITIONS
                                    -------------------------
                                                                          BALANCE
                         BALANCE AT CHARGED TO                            AT END
                         BEGINNING  COSTS AND                 DEDUCTIONS    OF
                         OF PERIOD   EXPENSES    ACQUISITIONS OR PAYMENTS PERIOD
                         ---------- ----------   ------------ ----------- -------
Allowances for loss on
 accounts and
 notes receivable:
  Year ended December
   31, 1995.............  $28,265    $ 7,851       $     -     $ (4,026)  $32,090
  Year ended December
   31, 1996.............   32,090     15,001             -      (23,176)   23,915
  Year ended December
   31, 1997.............   23,915     31,176        26,144      (17,684)   63,551
Allowances for loss on
 assets held
 for disposition:
  Year ended December
   31, 1995.............  $     -    $26,900(a)    $     -     $      -   $26,900
  Year ended December
   31, 1996.............   26,900     64,000(b)          -      (22,812)   68,088
  Year ended December
   31, 1997.............   68,088          -         7,225      (43,891)   31,422

--------
(a) Reflects provision for loss associated with the planned disposition of certain nursing center properties recorded in connection with the Hillhaven Merger.

(b) Reflects provision for loss associated with the sale of certain nursing centers and the planned replacement of one hospital and three nursing centers.