Form 10-Q
period 1998-03-31
VENTAS INC
filed 1998-05-15
CIK 740260

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO       .

                        COMMISSION FILE NUMBER 1-10989

                                 VENTAS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     61-1055020
  (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         3300 AEGON CENTER
      400 WEST MARKET STREET

          LOUISVILLE, KY                                     40202
  (ADDRESS OF PRINCIPAL EXECUTIVE                         (ZIP CODE)
             OFFICES)

                                (502) 596-7300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 VENCOR, INC.
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS OF COMMON STOCK                   OUTSTANDING AT APRIL 30, 1998
          ----------------------------           -----------------------------
      Common stock, $.25 par value                     67,638,980 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    1 of 23

                                  VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
                                   FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Consolidated Statement of Income -- for the three
           months ended March 31, 1998 and 1997..........................     3
          Condensed Consolidated Balance Sheet -- March 31, 1998 and
           December 31, 1997.............................................     4
          Condensed Consolidated Statement of Cash Flows -- for the three months ended
           March 31, 1998 and 1997.......................................     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    13
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    21
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    21
 Item 6.  Exhibits and Reports on Form 8-K...............................    22

                                  VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998      1997
                                                             --------  --------
Revenues...................................................  $823,316  $680,696
                                                             --------  --------
Salaries, wages and benefits...............................   480,364   396,573
Supplies...................................................    76,052    66,033
Rent.......................................................    24,135    18,948
Other operating expenses...................................   127,258   109,786
Depreciation and amortization..............................    35,470    24,372
Interest expense...........................................    37,195    10,660
Investment income..........................................    (1,180)   (1,567)
Non-recurring transactions.................................     7,664         -
                                                             --------  --------
                                                              786,958   624,805
                                                             --------  --------
Income before income taxes.................................    36,358    55,891
Provision for income taxes.................................    17,477    21,909
                                                             --------  --------
Income from operations.....................................    18,881    33,982
Extraordinary loss on extinguishment of debt, net of income
 tax benefit...............................................         -    (2,259)
                                                             --------  --------
   Net income..............................................  $ 18,881  $ 31,723
                                                             ========  ========
Earnings per common share:
 Basic:
  Income from operations...................................  $   0.28  $   0.49
  Extraordinary loss on extinguishment of debt.............         -     (0.03)
                                                             --------  --------
   Net income..............................................  $   0.28  $   0.46
                                                             ========  ========
 Diluted:
  Income from operations...................................  $   0.28  $   0.48
  Extraordinary loss on extinguishment of debt.............         -     (0.03)
                                                             --------  --------
   Net income..............................................  $   0.28  $   0.45
                                                             ========  ========
Shares used in computing earnings per common share:
 Basic.....................................................    67,448    68,929
 Diluted...................................................    67,857    70,207

                            See accompanying notes.

                                  VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        MARCH 31,   DECEMBER 31,
                                                           1998         1997
                                                        ----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents............................  $   51,165   $   82,473
 Accounts and notes receivable less allowance for loss
  of
  $68,428 -- March 31 and $63,551 -- December 31......     633,775      619,068
 Inventories..........................................      27,683       27,605
 Income taxes.........................................      77,921       73,413
 Other................................................      45,629       55,589
                                                        ----------   ----------
                                                           836,173      858,148
Property and equipment, at cost.......................   2,089,991    1,996,030
Accumulated depreciation..............................    (518,895)    (488,212)
                                                        ----------   ----------
                                                         1,571,096    1,507,818
Goodwill less accumulated amortization of $22,744 --
  March 31
 and $18,886 -- December 31...........................     669,327      659,311
Investments in affiliates.............................     181,862      178,301
Other.................................................     129,779      131,161
                                                        ----------   ----------
                                                        $3,388,237   $3,334,739
                                                        ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................  $   97,646   $  106,019
 Salaries, wages and other compensation...............     184,252      163,642
 Other accrued liabilities............................     125,828      115,933
 Long-term debt due within one year...................      32,666       27,468
                                                        ----------   ----------
                                                           440,392      413,062
Long-term debt........................................   1,920,901    1,919,624
Deferred credits and other liabilities................      93,649       94,653
Minority interests in equity of consolidated entities.       2,462        2,050
Stockholders' equity:
 Common stock, $.25 par value; authorized 180,000
  shares;
  issued 73,551 shares -- March 31 and 73,470
  shares -- December 31...............................      18,388       18,368
 Capital in excess of par value.......................     770,505      766,078
 Retained earnings....................................     300,684      281,803
                                                        ----------   ----------
                                                         1,089,577    1,066,249
 Common treasury stock; 5,987 shares -- March 31 and
  6,159 shares -- December 31.........................    (158,744)    (160,899)
                                                        ----------   ----------
                                                           930,833      905,350
                                                        ----------   ----------
                                                        $3,388,237   $3,334,739
                                                        ==========   ==========

                            See accompanying notes.

                                  VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             1998      1997
                                                           --------  ---------
Cash flows from operating activities:
 Net income............................................... $ 18,881  $  31,723
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................   35,470     24,372
  Provision for doubtful accounts.........................    7,194      3,615
  Deferred income taxes...................................      430          -
  Extraordinary loss on extinguishment of debt............        -      3,672
  Non-recurring transactions..............................    4,221          -
  Other...................................................     (952)       150
  Changes in operating assets and liabilities:
   Accounts and notes receivable..........................  (22,635)   (40,913)
   Inventories and other assets...........................    3,866     (6,200)
   Accounts payable.......................................   (8,090)    16,568
   Income taxes...........................................   15,631     19,737
   Other accrued liabilities..............................    3,976      7,303
                                                           --------  ---------
    Net cash provided by operating activities.............   57,992     60,027
                                                           --------  ---------
Cash flows from investing activities:
 Purchase of property and equipment.......................  (78,732)   (60,887)
 Acquisition of TheraTx, Incorporated.....................        -   (336,458)
 Acquisition of other healthcare businesses and previously
  leased facilities.......................................  (12,275)    (9,652)
 Sale of assets...........................................        -     10,342
 Collection of notes receivable...........................      802        420
 Net change in investments................................     (262)    (1,234)
 Other....................................................   (1,526)      (749)
                                                           --------  ---------
    Net cash used in investing activities.................  (91,993)  (398,218)
                                                           --------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving lines of credit.    5,600    344,950
 Issuance of long-term debt...............................        -        868
 Repayment of long-term debt..............................   (1,895)    (5,079)
 Payment of deferred financing costs......................   (1,115)    (4,225)
 Issuances of common stock................................      103        604
 Other....................................................        -        (78)
                                                           --------  ---------
    Net cash provided by financing activities.............    2,693    337,040
                                                           --------  ---------
Change in cash and cash equivalents.......................  (31,308)    (1,151)
Cash and cash equivalents at beginning of period..........   82,473    112,466
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 51,165  $ 111,315
                                                           ========  =========
Supplemental information:
 Interest payments........................................ $ 53,307  $  12,520
 Income tax payments......................................    1,896      1,210

                            See accompanying notes.

                                 VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- REPORTING ENTITY

  Ventas, Inc., formerly Vencor, Inc. (the "Company"), operates an integrated network of healthcare services in 45 states primarily focused on the needs of the elderly. At March 31, 1998, the Company operated 62 long-term acute care hospitals (5,313 licensed beds), 305 nursing centers (39,960 licensed beds), and a contract services business ("Vencare") which primarily provides respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 3,700 contracts to nursing centers and other healthcare providers.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and refinanced all of its long-term debt in anticipation of spinning off its healthcare operations through the distribution of the common stock of a new entity named Vencor, Inc. ("New Vencor") to stockholders of record as of April 27, 1998 (the "Reorganization Transactions"). The distribution was effected on May 1, 1998. For financial reporting periods subsequent to the Reorganization Transactions, the historical financial statements of the Company will be assumed by New Vencor and the Company will not report any historical financial information prior to May 1, 1998. Accordingly, the financial results included herein will not be reflected in the future financial statements of the Company after May 1, 1998. See Note 12.

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

  Beginning July 1, 1997, the accounts of the Company's publicly held assisted and independent living affiliate, Atria Communities, Inc. ("Atria"), were accounted for under the equity method. Prior thereto, such accounts were consolidated with those of the Company and provisions related to minority interests in the earnings and equity of Atria had been recorded since the consummation of the initial public offering in 1996.

  Beginning in 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported as changes in common stockholders' equity, to be disclosed as other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or common stockholders' equity for the three months ended March 31, 1998.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which will become effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to

                                 VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
NOTE 2 -- BASIS OF PRESENTATION (CONTINUED)

report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statement disclosures.

  In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires entities to expense start-up costs, including organizational costs, as incurred. SOP 98-5 requires most entities to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. SOP 98-5 is effective for most entities for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The amount of such unamortized costs were $14.4 million at March 31, 1998.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of Vencor, Inc. for the year ended December 31, 1997 filed with the Securities and Exchange Commission on Form 10-K.

  The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Note 8, all such adjustments are of a normal and recurring nature.

NOTE 3 -- REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of first quarter revenues by payor type follows (in thousands):

                                                               1998      1997
                                                             --------  --------
      Medicare.............................................. $298,837  $233,133
      Medicaid..............................................  208,406   199,506
      Private and other.....................................  343,085   259,777
                                                             --------  --------
                                                              850,328   692,416
      Elimination...........................................  (27,012)  (11,720)
                                                             --------  --------
                                                             $823,316  $680,696
                                                             ========  ========

NOTE 4 -- EARNINGS PER COMMON SHARE

  In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share", replacing the calculation of primary and fully diluted earnings per common share with basic and diluted earnings per common share. The computation of basic earnings per common share is based upon the weighted average number of

                                 VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
NOTE 4 -- EARNINGS PER COMMON SHARE (CONTINUED)

common shares outstanding, while the diluted computation also includes the effect of common stock equivalents consisting primarily of stock options. Earnings per common share for all prior periods have been restated to conform to the requirements of SFAS 128. The impact of the restatement was not significant.

  A computation of earnings per common share for the three months ended March 31 follows (in thousands, except per share amounts):

                                                                 1998    1997
                                                                ------- -------
      Income from operations..................................  $18,881 $33,982
      Extraordinary loss on extinguishment of debt............        -  (2,259)
                                                                ------- -------
         Net income...........................................  $18,881 $31,723
                                                                ======= =======
      Shares used in the computation:
       Weighted average shares outstanding--basic computation.   67,448  68,929
       Dilutive effect of employee stock options and other
        dilutive securities...................................      409   1,278
                                                                ------- -------
         Adjusted weighted average shares outstanding--diluted
          computation.........................................   67,857  70,207
                                                                ======= =======
      Earnings per common share:
       Basic:
        Income from operations................................  $  0.28 $  0.49
        Extraordinary loss on extinguishment of debt..........        -   (0.03)
                                                                ------- -------
         Net income...........................................  $  0.28 $  0.46
                                                                ======= =======
       Diluted:
        Income from operations................................  $  0.28 $  0.48
        Extraordinary loss on extinguishment of debt..........        -   (0.03)
                                                                ------- -------
         Net income...........................................  $  0.28 $  0.45
                                                                ======= =======

NOTE 5 -- THERATX MERGER

  On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger as of March 31, 1998 follows (in thousands):

      Fair value of assets acquired.................................. $ 633,793
      Fair value of liabilities assumed..............................  (259,439)
                                                                      ---------
        Net assets acquired..........................................   374,354
      Cash received from acquired entity.............................   (14,915)
                                                                      ---------
        Net cash paid................................................ $ 359,439
                                                                      =========

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $314.7 million.

                                 VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- TRANSITIONAL MERGER

  On June 24, 1997, the Company acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which the Company paid $16.00 per common share. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997. A summary of the Transitional Merger as of March 31, 1998 follows (in thousands):

      Fair value of assets acquired................................... $713,336
      Fair value of liabilities assumed...............................  (44,842)
                                                                       --------
        Net assets acquired...........................................  668,494
      Cash received from acquired entity..............................  (52,874)
                                                                       --------
        Net cash paid................................................. $615,620
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $349.1 million.

NOTE 7 -- PRO FORMA INFORMATION

  The pro forma effect of the TheraTx Merger and the Transitional Merger assuming that the transactions occurred on January 1, 1997 follows (in thousands, except per share amounts):

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 1997
                                                                 --------------
      Revenues..................................................    $850,429
      Income from operations....................................      13,137
      Net income................................................      10,878
      Earnings per common share:
       Basic:
        Income from operations..................................    $   0.19
        Net income..............................................        0.16
       Diluted:
        Income from operations..................................    $   0.19
        Net income..............................................        0.16

  Pro forma income from operations includes $29.7 million of costs incurred by both TheraTx and Transitional in connection with the acquisitions. Pro forma financial data have been derived by combining the financial results of the Company and TheraTx (based upon a three month reporting period ending March
31) and Transitional (based upon a three month reporting period ending February 28).

NOTE 8 -- NON-RECURRING TRANSACTIONS

  During the first quarter of 1998, the Company incurred $7.7 million of professional fees and administrative expenses related to the Company's Reorganization Transactions. The Company expects to record additional costs associated with the consummation of the Reorganization Transactions in the second quarter of 1998.

NOTE 9 -- LONG-TERM DEBT

  In connection with the TheraTx Merger, the Company refinanced a substantial portion of its long-term debt. These transactions resulted in an after-tax loss of $2.3 million in the first quarter of 1997.

                                 VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
NOTE 9 -- LONG-TERM DEBT (CONTINUED)

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

NOTE 10 -- LITIGATION

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, the Health Care Financing Administration ("HCFA") has imposed a fine of $10,000 per day, effective from March 30, 1998 and continuing until April 9, 1998 at which time the facility was determined to have removed any "immediate jeopardy" to patients. A fine of $50 per day became effective on April 10, 1998 and will continue until the facility has achieved substantial compliance. If substantial compliance is not achieved by October 9, 1998, the facility's Medicare and Medicaid provider agreements could be terminated. The Company instituted a plan of correction at the Tampa nursing center to respond to the findings of AHCA and HCFA. AHCA also has changed the rating of the nursing center's license to conditional. The Company has appealed these regulatory sanctions. The Company believes that it has submitted an acceptable plan of correction which will terminate the running of per day fines and avoid the termination of the Tampa nursing center's provider agreements. The Company is awaiting decisions from HCFA and AHCA and no assurance can be given that the plan will be accepted.

  The Florida Attorney General's office and the Tampa Prosecuting Attorney's office have indicated to the Company that they are conducting independent civil and criminal investigations into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with the ongoing investigations.

  In addition to its action with the nursing center in Tampa, Florida, the HCFA Administrator of the Medicare and Medicaid programs recently indicated that the Company's facilities in other states also are being monitored. The Company has not received notice that any other state has instituted an investigation into any similar issues at another Company facility. However, there can be no assurances that HCFA or other regulators in other jurisdictions will not initiate investigations relating to this matter or other circumstances, and there can be no assurance that the results of any such investigations would not have a material adverse effect on the Company.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company intends to defend vigorously this action.

                                 VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 10 -- LITIGATION (CONTINUED)

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company, namely W. Bruce Lunsford, W. Earl Reed, III, Michael R. Barr, Thomas T. Ladt, Jill L. Force and James H. Gillenwater, Jr. The complaint alleges that the Company and certain executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend vigorously this action.

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

                                 VENTAS, INC.
                            (FORMERLY VENCOR, INC.)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 10 -- LITIGATION (CONTINUED)

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

NOTE 11 -- ATRIA MERGER

  On April 20, 1998, Atria announced that it entered into a definitive merger agreement with Kapson Senior Quarters Corp. ("Kapson"), an affiliate of Lazard Freres Real Estate Investors LLC, under which Kapson will acquire Atria. Under the terms of the merger agreement, a subsidiary of Kapson will merge into Atria and the public stockholders of Atria will receive $20.25 per share in cash. The Company, which currently owns 10 million shares of Atria common stock, will also receive $20.25 per share in cash for approximately 88% of its Atria common stock (valued at approximately $177.5 million). The Company will retain its remaining shares and will beneficially own 10% of Atria following the merger. In consideration of its continuing investment, the Company will retain a seat on Atria's Board of Directors and is entitled to certain registration rights with respect to its retained shares of Atria common stock. The merger is subject to customary conditions, including approval of Atria's stockholders and certain regulatory approvals. Proceeds from the transaction will be used to reduce long-term debt.

NOTE 12 -- REORGANIZATION TRANSACTIONS

  On April 30, 1998, the Company completed its internal reorganization and the refinancing of all of its long-term debt necessary to complete the spin-off of its healthcare operations through the distribution of the common stock of New Vencor. The previously announced distribution of one share of New Vencor common stock for each share of the Company's common stock was made on May 1, 1998. The Company retained substantially all of its real property, buildings and other improvements (primarily long-term hospitals and nursing centers), and leases these facilities to New Vencor. In connection with the Reorganization Transactions, the Company was renamed Ventas, Inc.

  Following the Reorganization Transactions, the Company will operate as a self-administered, self-managed realty company. The Company expects that it will be taxed as a real estate investment trust for Federal income tax purposes commencing on January 1, 1999. The Company's properties include 46 long-term acute care hospitals and 218 nursing centers in 36 states. The Company's primary source of revenue will be the annual base rent payments under the leases with New Vencor.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
BACKGROUND INFORMATION

  The following discussion describes the Company's business as it was conducted prior to the Reorganization Transactions. See "Reorganization Transactions."

  The Company is one of the nation's largest providers of healthcare services focused primarily on the needs of the elderly. At March 31, 1998, the Company operated 62 long-term acute care hospitals (5,313 licensed beds), 305 nursing centers (39,960 licensed beds) and Vencare contract services which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 3,700 contracts to nursing centers and other healthcare providers.

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

  On June 24, 1997, the Company acquired a controlling interest in Transitional and, on August 26, 1997, completed the Transitional Merger. Transitional primarily operated 19 long-term acute care hospitals with annualized revenues approximating $350 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

  A summary of revenues follows (dollars in thousands):

                                                        FIRST QUARTER
                                                      ------------------    %
                                                        1998      1997    CHANGE
                                                      --------  --------  ------
      Hospitals...................................... $246,365  $154,900   59.0
      Nursing centers................................  434,190   404,253    7.4
      Vencare........................................  169,773   119,046   42.6
      Atria..........................................        -    14,217
                                                      --------  --------
                                                       850,328   692,416   22.8
      Elimination....................................  (27,012)  (11,720)
                                                      --------  --------
                                                      $823,316  $680,696   21.0
                                                      ========  ========

  Hospital revenue increases in the first quarter of 1998 resulted primarily from the Transitional Merger and an increase in patient days and improved patient mix. Revenues attributable to the Transitional Merger were $69.6 million. Hospital patient days rose 55% to 248,249 from 159,853 in the same period last year. Non-Medicaid patient days (for which payment rates are generally higher than Medicaid) increased 59% to 219,714 in the first quarter of 1998, while Medicaid patient days increased 31% to 28,535.

  Excluding the effect of sales and acquisitions, nursing center revenues increased 3% over the first quarter of 1997. Revenue growth was adversely impacted by a 2% decline in private patient days in the first quarter 1998. In an effort to attract increased volumes of Medicare and private pay patients, the Company began implementing a plan in 1996 to expend approximately $200 million by the end of 1998 to improve existing facilities and expand the range of services provided to accommodate higher acuity patients.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Vencare revenues include $60.3 million related to contract rehabilitation therapy and certain other ancillary service businesses acquired as part of the TheraTx Merger. Vencare ancillary service contracts in effect at March 31, 1998 totaled 3,738 compared to 4,946 at March 31, 1997. During 1997, the Company terminated approximately 700 contracts which did not meet certain growth criteria and eliminated approximately 670 contracts by combining previously separate pharmacy, enteral and infusion therapy contracts. These transactions did not materially impact Vencare operating results. Pharmacy revenues (included in Vencare operations) declined 3% to $40.1 million in the first quarter of 1998 from $41.5 million in the same period last year.

  In 1997, the Company initiated the marketing of its Vencare full-service ancillary services contracts to provide a full range of services to nursing centers not operated by the Company. The change in the Company's marketing strategy for selling ancillary services was developed in response to the anticipated prospective payment system established under the Balanced Budget Act of 1997 (the "Budget Act"). The Company believes that by bundling services through one provider, nursing centers can provide quality patient care more efficiently with the added benefit of centralized patient medical records. Under the new prospective payment system, ancillary services provided by nursing centers will be subject to fixed payments. In this new environment, the Company believes that its full-service ancillary services contracts will enhance the ability of nursing center operators to manage effectively the costs of providing quality patient care.

  First quarter 1998 income from operations totaled $18.9 million ($0.28 per diluted share), down 44% from $34.0 million ($0.48 per diluted share) for the same period in 1997. During the first quarter of 1998, the Company incurred non-recurring charges of $7.7 million net of tax, or $0.11 per diluted share, for professional and administrative expenses related to the Reorganization Transactions. The Company expects to record additional costs associated with the consummation of the Reorganization Transactions in the second quarter of 1998.

  Excluding non-recurring charges, the decline in operating income was attributable to growth in costs, primarily information systems, related to anticipated changes in the Company's nursing center and Vencare businesses resulting from the provisions of the Budget Act. Management believes that these cost increases will continue for the remainder of 1998.

  During the first quarter of 1997, the Company recorded an after-tax loss of $2.3 million ($0.03 per share) in connection with the refinancing of the bank credit agreements of both the Company and TheraTx.

LIQUIDITY

  Cash provided by operations totaled $58.0 million for the first quarter of 1998 compared to $60.0 million for the same period of 1997. Days of revenues in accounts receivable decreased to 66 at March 31, 1998 compared to 67 at December 31, 1997.

  Working capital totaled $395.8 million at March 31, 1998 compared to $445.1 million at December 31, 1997. At March 31, 1998, available borrowings under the Company's $2.0 billion credit facility (the "Credit Facility") approximated $817 million. Management believes that cash flows from operations and amounts available under the Credit Facility are sufficient to meet the Company's future expected liquidity needs.

  At March 31, 1998, the Company's ratio of debt to debt and equity approximated 68%. Management intends to reduce the Company's future leverage through, among other things, the sale of Atria common stock. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $78.7 million for the first quarter of 1998 compared to $60.9 million for the same period of 1997. Planned capital expenditures in 1998 (excluding acquisitions) are expected to approximate $250 million to $300 million and include significant expenditures related to nursing center improvements, construction of additional nursing centers, information systems and administrative facilities. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At March 31, 1998, the estimated cost to complete and equip construction in progress approximated $158 million.

  In March 1997, the Company expended approximately $359.4 million in connection with the TheraTx Merger. This acquisition was financed primarily through the issuance of long-term debt. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the acquisition.

  The Company also expended $12.3 million and $9.7 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during the first quarters of 1998 and 1997, respectively. Subject to certain limitations related to management's plans to reduce long-term debt discussed above, the Company may acquire additional hospitals, nursing centers and ancillary service businesses in the future.

  Capital expenditures were financed primarily through internally generated funds and, in 1997, from the issuance of long-term debt. The Company intends to finance a substantial portion of its future capital expenditures with internally generated funds and long-term debt. Sources of capital include available borrowings under the Credit Facility, public or private debt and equity.

HEALTHCARE LEGISLATION

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

  The Budget Act will reduce payments to many of the Company's facilities, including, but not limited to, payments made to the Company's hospitals, by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a prospective payment system ("PPS") hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts are expected to be effective beginning on September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital are expected to be effective October 1, 1998. The Budget Act also requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were published on May 5, 1998 and will become effective for cost reporting periods beginning on or after July 1, 1998. The payment received under the new prospective payment system will cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy,

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

HEALTHCARE LEGISLATION (CONTINUED)

occupational therapy, speech therapy and certain covered drugs. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities leased by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services. The Budget Act also requires an adjustment to the prospective payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The new system will adjust per visit limits and establish per beneficiary annual spending limits. A prospective payment system for home health services will be established by October 1, 1999.

  Management believes that the Budget Act will adversely impact its hospital business by reducing the payments previously described. Based on information currently available, management believes that the new prospective payment system will benefit nursing center operations because (i) management believes that the average acuity levels of its patients will exceed the national average (which should result in increased payments per patient day) and (ii) because the Company expects to benefit from its ability to reduce the cost of providing ancillary services to patient in its facilities. The new Medicare prospective payment rates and related patient acuity measures were published by HCFA on May 5, 1998. At this time, management has begun its evaluation of the prospective payment rates and related patient acuity measures but has not reached a conclusion as to their impact on nursing center operations. As the nursing center industry adapts to the cost containment measures inherent in the new prospective payment system, management believes that the volume of ancillary services provided per patient day to nursing center patients could decline. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and will no longer contract with outside parties for ancillary services. For these reasons and others, since the enactment of the Budget Act, sales of new contracts have declined and may continue to decline subject to the Company's success in implementing its Vencare comprehensive, full-service contracts sales strategy. The Company is developing, and will be actively implementing, strategies and operational modifications to address changes in the Federal reimbursement system.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised existing limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers, and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits are effective for services provided on or after April 1, 1998 and are expected to impact negatively Vencare operating results in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to the new prospective payment system. Under the new prospective payment system for nursing centers, the reimbursement for these services provided to nursing center patients will be a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines will no longer be applicable. Most of the Company's client nursing centers are expected to transition to the new prospective payment system on or before January 1, 1999.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals and changes in Medicaid reimbursement

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)
HEALTHCARE LEGISLATION (CONTINUED)

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

  Medicare revenues as a percentage of total revenues were 35% and 34% for the three months ended March 31, 1998 and 1997, respectively, while Medicaid percentages of revenues approximated 25% and 29% for the respective periods.

REORGANIZATION TRANSACTIONS

  On April 30, 1998, the Company completed its internal reorganization and the refinancing of all of its long-term debt necessary to complete the spin-off of its healthcare operations through the distribution of the common stock of New Vencor. The previously announced distribution of one share of New Vencor common stock for each share of the Company's common stock was made on May 1, 1998. The Company retained substantially all of its real property, buildings and other improvements (primarily long-term hospitals and nursing centers), and leases these facilities to New Vencor. In connection with the Reorganization Transactions, the Company was renamed Ventas, Inc.

  Following the Reorganization Transactions, the Company will operate as a self-administered, self-managed realty company. The Company expects that it will be taxed as a real estate investment trust for Federal income tax purposes commencing on January 1, 1999. The Company's properties include 46 long-term acute care hospitals and 218 nursing centers in 36 states. The Company's primary source of revenue will be the annual base rent payments under the leases with New Vencor.

OTHER INFORMATION

  On April 20, 1998, Atria announced that it entered into a definitive merger agreement with Kapson, under which Kapson will acquire Atria. Under the terms of the merger agreement, a subsidiary of Kapson will merge into Atria and the public stockholders of Atria will receive $20.25 per share in cash. The Company, which currently owns 10 million shares of Atria common stock, will also receive $20.25 per share in cash for approximately 88% of its Atria common stock (valued at approximately $177.5 million). The Company will retain its remaining shares and will beneficially own 10% of Atria following the merger. In consideration of its continuing investment, the Company will retain a seat on Atria's Board of Directors and is entitled to certain registration rights with respect to its retained shares of Atria common stock. The merger is subject to customary conditions, including approval of Atria's stockholders and certain regulatory approvals. Proceeds from the transaction will be used to reduce long-term debt.

  The Company has initiated a program to prepare its information systems, clinical equipment and facilities for the year 2000. An external professional organization has been engaged to assist in the management and implementation of this program. Management is currently implementing a plan to replace substantially all of the Company's financial information systems before the year 2000, the costs of which have not been determined. Most of these costs will be capitalized and amortized over a three to five year period. Required modifications to the Company's proprietary VenTouch(TM) and Therasys(TM) clinical information systems are minimal and will

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

OTHER INFORMATION (CONTINUED)

generally be accomplished through the use of existing internal resources. Clinical equipment in the Company's facilities will generally be replaced or modified as needed through the use of external professional resources. Incremental costs to complete the necessary changes to clinical equipment could approximate $10 million to $20 million over the next two years.

  Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

  The Credit Facility contains customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company was in compliance with all such covenants at March 31, 1998.

  As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, on December 31, 1997, the Company was required to change the method of computing earnings per common share on a retroactive basis. The change in calculation method did not have a material impact on previously reported earnings per common share.

  Disclosures set forth in this Item 2 include forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Numerous factors exist which, in some cases have affected, and in the future could cause results to differ materially from these expectations. These statements involve risks and uncertainties concerning the implementation and interpretation of the healthcare reform legislation and other factors as detailed from time to time in the Company's filings with the Securities and Exchange Commission.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1997 QUARTERS                             FIRST
                                   --------------------------------------              QUARTER
                                    FIRST     SECOND    THIRD     FOURTH      YEAR       1998
                                   --------  --------  --------  --------  ----------  --------
Revenues.........................  $680,696  $778,295  $844,740  $812,273  $3,116,004  $823,316
                                   --------  --------  --------  --------  ----------  --------
Salaries, wages and benefits.....   396,573   449,806   479,962   461,712   1,788,053   480,364
Supplies.........................    66,033    77,328    81,148    78,631     303,140    76,052
Rent.............................    18,948    21,783    23,954    24,789      89,474    24,135
Other operating expenses.........   109,786   118,935   131,977   129,629     490,327   127,258
Depreciation and amortization....    24,372    29,479    33,385    36,629     123,865    35,470
Interest expense.................    10,660    20,674    34,773    36,629     102,736    37,195
Investment income................    (1,567)   (1,746)   (1,759)     (985)     (6,057)   (1,180)
Non-recurring transactions.......         -         -         -         -           -     7,664
                                   --------  --------  --------  --------  ----------  --------
                                    624,805   716,259   783,440   767,034   2,891,538   786,958
                                   --------  --------  --------  --------  ----------  --------
Income before income taxes.......    55,891    62,036    61,300    45,239     224,466    36,358
Provision for income taxes.......    21,909    25,026    24,398    18,005      89,338    17,477
                                   --------  --------  --------  --------  ----------  --------
Income from operations...........    33,982    37,010    36,902    27,234     135,128    18,881
Extraordinary loss on extinguish-
 ment of debt, net of income tax
 benefit.........................    (2,259)   (1,590)     (346)        -      (4,195)        -
                                   --------  --------  --------  --------  ----------  --------
   Net income....................  $ 31,723  $ 35,420  $ 36,556  $ 27,234  $  130,933  $ 18,881
                                   ========  ========  ========  ========  ==========  ========
Earnings per common share:
 Basic:
  Income from operations.........  $   0.49  $   0.53  $   0.53  $   0.40  $     1.96  $   0.28
  Extraordinary loss on
   extinguishment of debt........     (0.03)    (0.02)        -         -       (0.06)        -
                                   --------  --------  --------  --------  ----------  --------
   Net income....................  $   0.46  $   0.51  $   0.53  $   0.40  $     1.90  $   0.28
                                   ========  ========  ========  ========  ==========  ========
 Diluted:
  Income from operations.........  $   0.48  $   0.52  $   0.52  $   0.40  $     1.92  $   0.28
  Extraordinary loss on
   extinguishment of debt........     (0.03)    (0.02)    (0.01)        -       (0.06)        -
                                   --------  --------  --------  --------  ----------  --------
   Net income....................  $   0.45  $   0.50  $   0.51  $   0.40  $     1.86  $   0.28
                                   ========  ========  ========  ========  ==========  ========
Shares used in computing earnings
 per common share:
 Basic...........................    68,929    69,194    69,519    68,048      68,938    67,448
 Diluted.........................    70,207    71,016    71,266    68,613      70,359    67,857

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                       1997 QUARTERS                                FIRST
                          ------------------------------------------               QUARTER
                            FIRST     SECOND      THIRD     FOURTH       YEAR       1998
                          ---------  ---------  ---------  ---------  ----------  ---------
REVENUES (IN THOUSANDS):
Hospitals...............  $ 154,900  $ 165,794  $ 233,993  $ 231,142  $  785,829  $ 246,365
Nursing centers.........    404,253    432,325    445,943    439,895   1,722,416    434,190
Vencare.................    119,046    182,016    183,187    158,222     642,471    169,773
Atria...................     14,217     16,982          -          -      31,199          -
                          ---------  ---------  ---------  ---------  ----------  ---------
                            692,416    797,117    863,123    829,259   3,181,915    850,328
Elimination.............    (11,720)   (18,822)   (18,383)   (16,986)    (65,911)   (27,012)
                          ---------  ---------  ---------  ---------  ----------  ---------
                          $ 680,696  $ 778,295  $ 844,740  $ 812,273  $3,116,004  $ 823,316
                          =========  =========  =========  =========  ==========  =========
HOSPITAL DATA:
End of period data:
 Number of hospitals....         38         58         60         60                     62
 Number of licensed
  beds..................      3,325      5,107      5,302      5,273                  5,313
Revenue mix %:
 Medicare...............         64         61         65         62          63         60
 Medicaid...............         10          9          8          7           8          8
 Private and other......         26         30         27         31          29         32
Patient days:
 Medicare...............    106,646    107,799    152,640    153,059     520,144    173,967
 Medicaid...............     21,705     23,170     24,339     27,276      96,490     28,535
 Private and other......     31,502     32,358     42,265     45,051     151,176     45,747
                          ---------  ---------  ---------  ---------  ----------  ---------
                            159,853    163,327    219,244    225,386     767,810    248,249
                          =========  =========  =========  =========  ==========  =========
NURSING CENTER DATA:
End of period data:
 Number of nursing cen-
  ters..................        314        311        310        309                    305
 Number of licensed
  beds..................     40,942     40,869     40,608     40,383                 39,960
Revenue mix %:
 Medicare...............         32         32         33         31          32         34
 Medicaid...............         43         42         42         44          43         41
 Private and other......         25         26         25         25          25         25
Patient days:
 Medicare...............    406,642    417,336    400,798    385,694   1,610,470    408,002
 Medicaid...............  1,962,287  2,039,999  2,078,236  2,071,981   8,152,503  1,949,544
 Private and other......    663,575    734,593    729,289    731,808   2,859,265    692,932
                          ---------  ---------  ---------  ---------  ----------  ---------
                          3,032,504  3,191,928  3,208,323  3,189,483  12,622,238  3,050,478
                          =========  =========  =========  =========  ==========  =========
ANCILLARY SERVICES DATA:
End of period data:
 Number of Vencare sin-
  gle service contracts.      4,946      4,524      4,160      3,846                  3,639
 Number of Vencare full
  service contracts.....          -          -          -         31                     99
                          ---------  ---------  ---------  ---------              ---------
                              4,946      4,524      4,160      3,877                  3,738
                          =========  =========  =========  =========              =========

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, AHCA imposed a fine of $270,000 for related regulatory violations. In addition, HCFA has imposed a fine of $10,000 per day, effective from March 30, 1998 and continuing until April 9, 1998 at which time the facility was determined to have removed any "immediate jeopardy" to patients. A fine of $50 per day became effective on April 10, 1998 and will continue until the facility has achieved substantial compliance. If substantial compliance is not achieved by October 9, 1998, the facility's Medicare and Medicaid provider agreements could be terminated. The Company instituted a plan of correction at the Tampa nursing center to respond to the findings of AHCA and HCFA. AHCA also has changed the rating of the nursing center's license to conditional. The Company has appealed these regulatory sanctions. The Company believes that it has submitted an acceptable plan of correction which will terminate the running of per day fines and avoid the termination of the Tampa nursing center's provider agreements. The Company is awaiting decisions from HCFA and AHCA and no assurance can be given that the plan will be accepted.

  The Florida Attorney General's office and the Tampa Prosecuting Attorney's office have indicated to the Company that they are conducting independent civil and criminal investigations into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with the ongoing investigations.

  In addition to its action with the nursing center in Tampa, Florida, the HCFA Administrator of the Medicare and Medicaid programs recently indicated that the Company's facilities in other states also are being monitored. The Company has not received notice that any other state has instituted an investigation into any similar issues at another Company facility. However, there can be no assurances that HCFA or other regulators in other jurisdictions will not initiate investigations relating to this matter or other circumstances, and there can be no assurance that the results of any such investigations would not have a material adverse effect on the Company.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company intends to defend vigorously this action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

     3.1 Third Amended and Restated Bylaws of the Company. Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.
     27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis and Retrieval system).
     27.1 Amended Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis and Retrieval system).

  (B) REPORTS ON FORM 8-K:

  The Company filed on February 3, 1998 a Current Report on Form 8-K dated February 1, 1998 announcing the Company's intention to separate into two public companies by a distribution to stockholders of the common stock of a newly created operating company and that it had filed a preliminary proxy statement in connection with the proposed distribution.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VENTAS, INC.

Date: May 14, 1998                                 /s/ W. BRUCE LUNSFORD
------------------                            ---------------------------------
                                                     W. Bruce Lunsford
                                                   Chairman of the Board
                                                and Chief Executive Officer


Date: May 14, 1998                                  /s/ THOMAS T. LADT
------------------                            ---------------------------------
                                                      Thomas T. Ladt
                                               President and Chief Operating
                                                         Officer*




* The Company does not currently employ an officer designated as its principal financial or chief accounting officer. In the interim, Mr. Ladt's overall responsibilities include the functions of the principal financial officer on behalf of the Company.