Form 10-Q
period 1998-06-30
VENTAS INC
filed 1998-08-13
CIK 740260

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 1-10989

                                  VENTAS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    61-1055020
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)


          3300 AEGON CENTER
        400 WEST MARKET STREET
             LOUISVILLE, KY                                  40202
(Address of principal executive offices)                  (Zip Code)


                                 (502) 596-2000
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                                ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS OF COMMON STOCK               OUTSTANDING AT JULY 31, 1998
         ---------------------               ----------------------------
      Common stock, $.25 par value                67,821,837  shares



================================================================================

                                    1 of 19

                                  VENTAS, INC.
                                   FORM 10-Q
                                     INDEX


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statement of Income for the
          two months ended June 30, 1998................................    3

         Condensed Consolidated Balance Sheet June 30, 1998.............    4

         Condensed Consolidated Statement of Cash Flows
          for the two months ended June 30, 1998........................    5

         Notes to Condensed Consolidated Financial Statements...........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   15

Item 4.  Submission of Matters to a Vote of Security Holders............   16

Item 5.  Other Information..............................................   17

Item 6.  Exhibits and Reports on Form 8-K...............................   17

                                  VENTAS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     FOR THE TWO MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Rental income..................................................................   $37,356
                                                                                  -------

General and administrative.....................................................     1,619
Depreciation...................................................................     7,135
Interest expense...............................................................    15,379
                                                                                  -------
                                                                                   24,133
                                                                                  -------

Income before income taxes.....................................................    13,223
Provision for income taxes.....................................................     5,025
                                                                                  -------
Income from operations.........................................................     8,198
Extraordinary loss on extinguishment of debt, net of income tax benefit........    (7,970)
                                                                                  -------
         Net income............................................................   $   228
                                                                                  =======

Earnings per common share:
   Basic:
      Income from operations...................................................   $  0.12
      Extraordinary loss on extinguishment of debt.............................     (0.12)
                                                                                  -------
         Net income............................................................   $     -
                                                                                  =======

   Diluted:
      Income from operations...................................................   $  0.12
      Extraordinary loss on extinguishment of debt.............................     (0.12)
                                                                                  -------
         Net income............................................................   $     -
                                                                                  =======


Funds from operations..........................................................   $15,333

Funds from operations per common share:
   Basic.......................................................................   $  0.23
   Diluted.....................................................................      0.23

Shares used in computing earnings and funds from operations per common share:
   Basic.......................................................................    67,772
   Diluted.....................................................................    68,021


                            See accompanying notes.

                                  VENTAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                        ASSETS
Real estate properties:
   Land............................................................................  $  120,765
   Buildings and improvements......................................................   1,064,676
                                                                                     ----------
                                                                                      1,185,441
   Accumulated depreciation........................................................    (239,899)
                                                                                     ----------
                                                                                        945,542

Deferred financing costs...........................................................      11,339
Other..............................................................................       4,308
                                                                                     ----------
                                                                                     $  961,189
                                                                                     ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
   Bank credit facility and other debt.............................................  $  978,330
   Accounts payable................................................................         800
   Accrued salaries, wages and other compensation..................................         177
   Accrued interest................................................................       3,765
   Other accrued liabilities.......................................................       2,576
   Deferred income taxes...........................................................      14,957
                                                                                     ----------
                                                                                      1,000,605

Stockholders' equity (deficit):
   Common stock, $0.25 par value; authorized 180,000 shares; issued 73,599 shares..      18,400
   Capital in excess of par value..................................................     138,185
   Accumulated deficit.............................................................     (39,772)
                                                                                     ----------
                                                                                        116,813
   Treasury stock; 5,786 shares...................................................     (156,229)
                                                                                     ----------
                                                                                        (39,416)
                                                                                     ----------
                                                                                     $  961,189
                                                                                     ==========

                            See accompanying notes.

                                  VENTAS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE TWO MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)


Cash flows from operating activities:
   Net income...............................................................................  $       228
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation..........................................................................        7,135
      Extraordinary loss on extinguishment of debt..........................................       12,855
      Increase in other assets..............................................................         (419)
      Increase in accounts payable and accrued liabilities..................................        5,006
      Other.................................................................................          882
                                                                                              -----------
            Net cash provided by operating activities.......................................       25,687
                                                                                              -----------

Cash flows from investing activities:
   Purchase of real estate properties.......................................................       (1,184)
   Advances to employees....................................................................       (3,890)
   Sale of Vencor, Inc. preferred stock in connection with the reorganization transactions..       17,700
                                                                                              -----------
            Net cash provided by investing activities.......................................       12,626
                                                                                              -----------

Cash flows from financing activities:
   Net change in borrowings under revolving line of credit.................................        27,400
   Issuance of long-term debt...............................................................      950,000
   Repayment of long-term debt..............................................................       (5,034)
   Repayment of long-term debt in connection with the reorganization transactions...........   (1,000,171)
   Payment of deferred financing costs......................................................      (10,657)
   Issuances of common stock................................................................          149
                                                                                              -----------
     Net cash used in financing activities..................................................      (38,313)
                                                                                              -----------
Change in cash and cash equivalents.........................................................            -
Cash and cash equivalents at beginning of period............................................            -
                                                                                              -----------
Cash and cash equivalents at end of period..................................................  $         -
                                                                                              ===========
Supplemental information:
 Interest payments..........................................................................  $     9,290
 Income tax payments........................................................................            -

                            See accompanying notes.

                                  VENTAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- REPORTING ENTITY

  Ventas, Inc. (the "Company"), formerly named Vencor, Inc., is a real estate company which owns 218 nursing centers and 46 hospitals in 36 states as of June 30, 1998. The Company anticipates that it will qualify as a real estate investment trust ("REIT") for Federal income tax purposes on January 1, 1999.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt in anticipation of spinning off its healthcare operations through the distribution of the common stock of a new entity (which assumed its former name), Vencor, Inc. ("Vencor") to stockholders of record as of April 27, 1998 (the "Reorganization Transactions"). The distribution was effected on May 1, 1998 (the "Distribution Date"). For financial reporting periods subsequent to the Distribution Date, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods.

NOTE 2 -- BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results, and except for the costs described in Note 4 and approximately $310,000 of one-time public company application expenses, all such adjustments are of a normal and recurring nature.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will become effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statement disclosures.

NOTE 3 -- EARNINGS PER SHARE

  A computation of earnings per common share for the two months ended June 30, 1998 follows (in thousands, except per share amounts):


Income from operations.......................      $ 8,198
Extraordinary loss on extinguishment of debt.       (7,970)
                                                   -------
         Net income..........................      $   228
                                                   =======

Shares used in the computation:
   Weighted average shares outstanding-basic
    computation..............................       67,772
   Dilutive effect of outstanding stock
    options..................................          249
                                                   -------
     Adjusted weighted average shares
      outstanding-diluted computation........       68,021
                                                   =======

Earnings per common share:
   Basic:
      Income from operations.................      $  0.12
      Extraordinary loss on extinguishment
       of debt...............................        (0.12)
                                                   -------
         Net income..........................      $     -
                                                   =======

   Diluted:
      Income from operations.................      $  0.12
      Extraordinary loss on extinguishment
       of debt...............................        (0.12)
                                                   -------
         Net income..........................      $     -
                                                   =======

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT

  In connection with the Reorganization Transactions, the Company was required to refinance substantially all of its long-term debt. As a result, the Company incurred an after tax extraordinary loss on extinguishment of debt of $8.0 million for the two months ended June 30, 1998.

  On April 30, 1998, the Company consummated a $1.2 billion bank credit agreement (the "Bank Credit Agreement") and retained approximately $6 million of prior debt obligations. The Bank Credit Agreement comprises (i) a three year $250 million revolving credit facility, (ii) a $200 million Term A Loan payable in various installments over three years, (iii) a $350 million Term B Loan payable in various installments over five years and (iv) a $400 million Bridge Loan due in eighteen months.

  In connection with the Reorganization Transactions, the Company entered into an interest rate swap agreement to eliminate the impact of changes in interest rates on $1 billion of floating rate debt. The agreement expires in varying amounts through December 2006 and provides for fixed rates at 5.985% plus 2 to 3%. The fair value of the swap agreement is not recognized in the condensed consolidated financial statements.

NOTE 5 -- TRANSACTIONS WITH VENCOR

  For the purpose of governing certain of the ongoing relationships between the Company and Vencor after the Reorganization Transactions and to provide mechanisms for an orderly transition, the Company and Vencor have entered into various agreements. The Company believes that the agreements contain terms which generally are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties. The most significant agreements are as follows:

  MASTER LEASE AGREEMENTS

  The Company retained substantially all of its real property, buildings and other improvements (primarily long-term care hospitals and nursing centers) and leases these to Vencor under four master lease agreements which set forth the material terms governing each of the leased properties (individually, a "Master Lease" and collectively, the "Master Leases").

  The leased properties include land, buildings, structures, easements, improvements on the land and permanently affixed equipment, machinery and other fixtures relating to the operation of the facilities.

  There are multiple bundles of leased properties under each Master Lease with each bundle containing seven to twelve leased properties. All leased properties within a bundle have the same base terms, ranging from 10 to 15 years. At the option of Vencor, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus 2% per annum if certain lessee revenue parameters are obtained. At the option of Vencor, all, but not less than all, of the leased properties in a bundle may be extended for two additional five-year renewal terms thereafter at the then fair market value rental rate. The base and renewal terms of each leased property are subject to termination upon default by either party and certain other conditions described in the Master Leases.

  The Master Leases are structured as triple-net leases. In addition to the base annual rent of approximately $221.5 million, plus 2% annum if certain lessee revenue parameters are obtained, Vencor is required to pay all insurance, taxes, utilities and maintenance related to the leased properties.

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- TRANSACTIONS WITH VENCOR (CONTINUED)

  DEVELOPMENT AGREEMENT

  Under the terms of the Development Agreement, Vencor, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring, developing and improving such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The annual base rent under such a lease will be ten percent of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases.

  PARTICIPATION AGREEMENT

  Under the terms and conditions of the Participation Agreement, Vencor has a right of first offer to become the lessee of any real property acquired or developed by the Company which is to be operated as a hospital, nursing center or other healthcare facility, provided that Vencor and the Company negotiate a mutually satisfactory lease arrangement.

  The Participation Agreement also provides, subject to certain terms, that the Company has a right of first offer to purchase or finance any healthcare related real property that Vencor determines to sell or mortgage to a third party, provided that Vencor and the Company negotiate mutually satisfactory terms for such purchase or mortgage.

  The Participation Agreement has a three year term. The Company and Vencor each have the right to terminate the Participation Agreement in the event of a change of control.

  TRANSITION SERVICES AGREEMENT

  The Transition Services Agreement provides that Vencor will provide the Company with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk management, legal, and information systems support through December 31, 1998. The Company pays Vencor $200,000 per month for services provided under the Transition Services Agreement.

  TAX ALLOCATION AGREEMENT

  The Tax Allocation Agreement provides that the Company will be liable for taxes of the Company's consolidated group attributable to periods prior to the Distribution Date with respect to the portion of such taxes attributable to the property held by the Company after the Distribution Date and Vencor will be liable for such pre-distribution taxes with respect to the portion of such taxes attributable to the property held by Vencor after the Distribution Date. The Tax Allocation Agreement further provides that the Company will be liable for any taxes attributable to the Reorganization Transactions except that Vencor will be liable for any such taxes to the extent that Vencor derives certain future tax benefits as a result of the payment of such taxes. The Company and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to the Company's operations and Vencor and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to Vencor's operations. If, in connection with a tax audit or filing of an amended return, a taxing authority adjusts the Company's or Vencor's tax liability with respect to taxes for which the other party was liable under the Tax Allocation Agreement, such other party would be liable for the resulting tax assessment or would be entitled to the resulting tax refund.

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LITIGATION

  The following litigation and other matters arose from the Company's operations prior to the Reorganization Transactions. In connection with the Reorganization Transactions, Vencor agreed to indemnify the Company against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on the Company's former healthcare operations. There can be no assurances, however, that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Reorganization Transactions. In connection with its indemnification obligation, Vencor has assumed the defense of the following legal proceedings and other actions.

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's former nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, the Health Care Financing Administration ("HCFA") has imposed a fine of $113,000. The Company has appealed both the AHCA and HCFA fines. The Company submitted an acceptable plan of correction at the Tampa nursing center and has been informed by AHCA that "immediate jeopardy" no longer exists and the threatened termination of the Tampa nursing center's Medicare provider agreement has been reversed.

  The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with this investigation.

  The Company has received notice that the State of Georgia has found regulatory violations with respect to patient discharges, among other things, at one of the Company's former nursing centers in Savannah, Georgia. The state recommended a Federal fine of approximately $510,000 for these violations, and HCFA has imposed that fine. The Company has yet to determine whether it will appeal this fine.

  The HCFA Administrator of the Medicare and Medicaid programs has indicated that the Company's former facilities in other states also are being monitored. There can be no assurance that HCFA or other regulators in other jurisdictions will not initiate investigations relating to these matters or other circumstances, and there can be no assurance that the results of any such investigation would not have a material adverse effect on the Company.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's former nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LITIGATION (CONTINUED)

misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

  A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Vencor against certain current and former executive officers and directors of the Company and Vencor. The complaint alleges that the defendants damaged the Company and Vencor by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Vencor. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al. discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Vencor have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

  As previously reported in the Company's Form 10-K, a class action lawsuit was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospitals Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without disclosing that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims. The Company has filed a motion for reconsideration and intends to defend vigorously this action.

  The Company's former subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company's interest in AXR was acquired when The Hillhaven Corporation was merged into the Company in September 1995 and purchased the remaining interest in

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LITIGATION (CONTINUED)

AXR in February 1996. The suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In conjunction with the qui tam action, the United States Attorney's Office for the Eastern District of Arkansas also is conducting a criminal investigation into the allegations contained in the qui tam complaint and has indicted four former employees of AXR. AXR has been informed that it is not a target of the investigation. The Company is cooperating fully in the investigation.

  On June 6, 1997, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts (the "USAO") arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been informed that the USAO intends to file a civil action against Transitional relating to the partnership's former Medicare billing practices. If such a suit is filed, the Company will vigorously defend the action.

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND INFORMATION

  The Company is a real estate company which owns 218 nursing centers and 46 hospitals in 36 states as of June 30, 1998. The Company anticipates that it will qualify as a REIT for Federal income tax purposes on January 1, 1999.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt in anticipation of spinning off its healthcare operations through the distribution of the common stock of a new entity named Vencor in the Reorganization Transactions. The distribution was effected on May 1, 1998. For financial reporting periods subsequent to the Reorganization Transactions, the historical financial statements of the Company will be assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods.

RESULTS OF OPERATIONS

  Rental income for the two month period ended June 30, 1998 was $37.4 million, of which $36.9 million was received from Vencor. Income from operations was $8.2 million or $0.12 per diluted share. The Company incurred an extraordinary loss, net of income taxes, of $8.0 million or $0.12 per diluted share, related to the extinguishment of debt in connection with the Reorganization Transactions. Net income was $228,000.

  Funds from operations ("FFO") for the period totaled $15.3 million or $0.23 per diluted share. FFO was computed by adding back depreciation on real estate assets ($7.1 million) to income from operations. The Company defines FFO in accordance with the definition prescribed by the National Association of Real Estate Investment Trusts.

  For the two month period, the Company incurred approximately $310,000 of one-time expenses related to initial application fees as a public company.

  On a pro forma basis, excluding the provision for income taxes based upon the assumption that the Company qualified to be taxed as a REIT on May 1, 1998, FFO for the period would have totaled $20.4 million or $0.30 per diluted share. Pro forma income from operations would have been $13.2 million or $0.20 per diluted share. The extraordinary loss would have been $12.9 million or $0.19 per diluted share on a pro forma basis. Pro forma net income would have been $368,000 or $0.01 per diluted share. Rental income would not have changed on a pro forma basis.

LIQUIDITY

  Cash provided by operations totaled $25.7 million for the two months ended June 30, 1998.

  In connection with the Reorganization Transactions, the Company was required to refinance substantially all of its long-term debt. In connection with the refinancing arrangements, the Company consummated the $1.2 billion Bank Credit Agreement and retained approximately $6 million of prior debt obligations. The Bank Credit Agreement comprises (i) a three year $250 million revolving credit facility with interest payable at LIBOR plus 2 to 2 1/2%, (ii) a $200 million Term A Loan payable in various installments over three years with interest payable at LIBOR plus 2 1/4 to 2 1/2%, (iii) a $350 million Term B Loan payable in various installments over five years with interest payable at LIBOR plus 2 3/4 to 3%, and (iv) a $400 million Bridge Loan due in eighteen months with interest payable at LIBOR plus 2 3/4 to 3%. The Company will refinance the Bridge Loan in 1999. For the two months ended June 30, 1998, the Company paid $10.7 million in financing fees related to establishing the Bank Credit Agreement.

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (CONTINUED)

  Management believes that cash flows from operations and available borrowings under the revolving credit facility are sufficient to meet the expected liquidity needs of the Company in 1998. Outstanding debt aggregated $978.3 million at June 30, 1998, of which $47.8 million is payable within the next twelve months. These payments will be financed primarily with borrowings on the Company's revolving credit facility. Since the Reorganization Transactions, the Company has repaid approximately $24 million of debt, primarily from operating cash flows. At June 30, 1998, available borrowings under the Bank Credit Agreement approximated $223 million.

  In connection with the Reorganization Transactions, the Company entered into an interest rate swap agreement to eliminate the impact of changes in interest rates on $1 billion of floating rate debt. The agreement expires in varying amounts through December 2006 and provides for fixed rates at 5.985% plus 2 to 3%. The fair value of the swap agreement is not recognized in the condensed consolidated financial statements.

  In connection with the Reorganization Transactions, the Company sought to obtain necessary consents to assign its former third party lease obligations to Vencor. As of July 31, 1998, the Company has not and does not expect to receive consents for assignments on one long-term care hospital and 16 nursing centers. The Company remains primarily liable on substantially all lease obligations assigned to Vencor.

  The Company loaned, with interest provisions, approximately $3.9 million to certain executive officers of the Company to finance the income taxes payable by them as a result of the Reorganization Transactions. The loans are payable over a ten year period.

  In connection with the Reorganization Transactions, the Company received newly issued Vencor Series A Non-Voting Convertible Preferred Stock. In connection with the Reorganization Transactions, the Company sold the preferred stock to its employees for $17.7 million and used the proceeds to refinance long-term debt.

  In order to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income. Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for Federal income tax purposes. Although the Company is currently expected to qualify as a REIT on January 1, 1999, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT.

CAPITAL RESOURCES

  Capital expenditures related to the maintenance and improvement to the leased properties will generally be incurred by the tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable to meet their obligations under the leases, the Company anticipates that any expenditures for which it may become responsible to maintain the leased properties will be funded by cash flows from operations and, in the case of major expenditures, through additional borrowings or issuances of equity. To the extent that unanticipated expenditures or significant borrowings are required, liquidity of the Company may be adversely affected.

  The Company anticipates acquiring two properties for approximately $25 million in 1998 from Vencor under the terms of the Development Agreement. Other than these properties, the Company has no significant commitments with respect to capital expenditures as of June 30, 1998.

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES (CONTINUED)

  Available sources of capital to finance future growth will include available borrowings under the Bank Credit Agreement, public or private debt and equity. Availability and terms of any such issuance will depend upon the market for such securities and other conditions at such time. There can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the acquisition of additional properties, and as necessary to meet certain distribution requirements imposed on REITs under the Internal Revenue Code. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent that it uses equity as consideration for such purchases.

OTHER INFORMATION

  The Company has outsourced its information systems support to Vencor under the Transition Services Agreement through December 31, 1998. Vencor is preparing its information systems for the year 2000. An external professional organization has been engaged to assist in the management and implementation of this program. There will be no incremental cost to the Company for this program. After 1998, the Company may continue these information systems services or may convert to an information system platform that is or will be in compliance with year 2000 operating requirements.

  Various lawsuits and claims arising in the ordinary course of the Company's prior healthcare business are pending against the Company. Resolution of litigation and other loss contingencies are not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

  The Bank Credit Agreement contains customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company was in compliance with all such covenants at June 30, 1998.

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The following litigation and other matters arose from the Company's operations prior to the Reorganization Transactions. In connection with the Reorganization Transactions, Vencor agreed to indemnify the Company against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on the Company's former healthcare operations. There can be no assurances, however, that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Reorganization Transactions. In connection with its indemnification obligation, Vencor has assumed the defense of the following legal proceedings and other actions.

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's former nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, AHCA imposed a fine of $270,000 for related regulatory violations. In addition, HCFA has imposed a fine of $113,000. The Company has appealed both the AHCA and HCFA fines. The Company submitted an acceptable plan of correction at the Tampa nursing center and has been informed by AHCA that "immediate jeopardy" no longer exists and the threatened termination of the Tampa nursing center's Medicare provider agreement has been reversed.

  The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with this investigation.

  The Company has received notice that the State of Georgia has found regulatory violations with respect to patient discharges, among other things, at one of the Company's former nursing centers in Savannah, Georgia. The state recommended a Federal fine of approximately $510,000 for these violations, and HCFA has imposed that fine. The Company has yet to determine whether it will appeal this fine.

  The HCFA Administrator of the Medicare and Medicaid programs has indicated that the Company's former facilities in other states also are being monitored. There can be no assurance that HCFA or other regulators in other jurisdictions will not initiate investigations relating to these matters or other circumstances, and there can be no assurance that the results of any such investigation would not have a material adverse effect on the Company.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's former nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

  A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Vencor against certain current and former executive officers and directors of the Company and Vencor. The complaint alleges that the defendants damaged the Company and Vencor by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Vencor. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al. previously reported in the Company's Form 10-K for the year ended December 31, 1997. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Vencor have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

  As previously reported in the Company's Form 10-K, a class action lawsuit was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without disclosing that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims. The Company has filed a motion for reconsideration and intends to defend vigorously this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on April 27, 1998 in Louisville, Kentucky. At the meeting, stockholders elected a board of ten directors pursuant to the following votes:


        DIRECTOR             VOTES IN FAVOR  VOTES WITHHELD
        --------             --------------  --------------

Michael R. Barr............      62,426,321         229,552
Walter F. Beran............      62,435,961         219,912
Ulysses L. Bridgeman, Jr...      62,437,679         218,194
Elaine L. Chao.............      62,329,934         325,939
Donna R. Ecton.............      62,439,282         216,591
Greg D. Hudson.............      62,439,591         216,282
William H. Lomicka.........      62,441,190         214,683
W. Bruce Lunsford..........      62,434,714         221,159
W. Earl Reed, III..........      62,443,719         212,154
R. Gene Smith..............      62,438,438         217,435

  In connection with the Reorganization Transactions, Mr. Barr, Mr. Bridgeman, Ms. Chao, Ms. Ecton, Mr. Lomicka and Mr. Reed resigned from the Board of Directors. The Board of Directors appointed Mr. Ronald G. Geary and Mr. Thomas
T. Ladt to fill the vacancies created by such resignations. Accordingly, the Company's Board of Directors, as of June 30, 1998, consists of: Mr. Beran, Mr. Geary, Mr. Hudson, Mr. Ladt, Mr. Lunsford and Mr. Smith.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

     In addition to electing directors, the stockholders of the Company approved the following actions:

     (a) The Agreement and Plan of Reorganization which provided for the Reorganization Transactions by the vote of 54,269,960 in favor, 196,135 against and 177,287 abstentions.
     (b) The distribution of the Company of all of the outstanding stock of Vencor, Inc. by the vote of 54,297,943 in favor, 175,716 against and 169,724 abstentions.
     (c) The amendment to the Company's Certificate of Incorporation (the "Company Charter") to add certain transfer restrictions preventing transfers that would result in the transferee (other than certain stockholders) beneficially holding in excess of 9.0% of the common stock or 9.9% of the preferred stock of the Company and other related provisions with respect to the Company's capital stock desirable to protect its ability to qualify as a REIT for Federal income tax purposes by the vote of 53,730,341 in favor, 767,049 against and 145,993 abstentions.
     (d) The amendment to the Company Charter to change the name of the Company to "Ventas, Inc." by the vote of 54,149,002 in favor, 344,418 against and 149,963 abstentions.
     (e) The amendment to the Company Charter to increase the number of authorized shares of preferred stock, par value $1.00 per share, of the Company from 1,000,000 shares to 10,000,000 shares by the vote of 49,437,441 in favor, 5,007,970 against and 197,972 abstentions.

ITEM 5.  OTHER INFORMATION

     In connection with the 1999 annual meeting to stockholders of the Company, if the proponent of a stockholder proposal fails to notify the Company of such proposal, in conformity with the requirements of the Company's bylaws, before March 14, 1999, but no earlier than February 12, 1999, then management proxies will be allowed to use their discretionary voting authority on the proposal if raised at the annual meeting even though there is no discussion of the proposal in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

            3.1 Certificate of Amendment to Certificate of Incorporation of Vencor, Inc.

           10.1 Credit Agreement dated as of April 29, 1998, among the Ventas Realty, Limited Partnership, NationsBank, N.A., as Administrative Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, the Senior Managing Agents, the Managing Agents and Co-Agents party thereto, the Banks listed therein, and JP Morgan Securities, Inc. and NationsBanc Montgomery Securities LLC, as Co-Arrangers.

           10.2 Guaranty of Payment dated as of April 29, 1998 between the Company and its subsidiaries as guarantors and Morgan Guaranty Trust Company of New York.

           10.3  Form of Ventas, Inc. Promissory Note.

           10.4 Agreement and Plan of Reorganization between the Company and Vencor, Inc. Exhibit 10.1 to the Form 10 of Vencor, Inc., as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

           10.5  Distribution Agreement between Vencor, Inc. and the Company.
                 Exhibit 10.2 to the Form 10 of Vencor, Inc., as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

           10.6 Form of Master Lease Agreement between Vencor, Inc. and the Company. Exhibit 10.3 to the Form 10 of Vencor, Inc., as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

   (a)   EXHIBITS:

         10.7  Development Agreement between Vencor, Inc. and the Company.
               Exhibit 10.4 to the Form 10 of Vencor, Inc., as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

         10.8  Participation Agreement between Vencor, Inc. and the Company.
               Exhibit 10.5 to the Form 10 of Vencor, Inc., as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

         10.9 Tax Allocation Agreement dated as of April 30, 1998 by and between the Company and Vencor, Inc.

         10.10 Transition Services Agreement dated April 30, 1998 by and between the Company and Vencor, Inc.

         10.11 Agreement of Indemnity - Third Party Leases dated April 30, 1998 by and between Vencor, Inc. and its subsidiaries and the Company.

         10.12 Agreement of Indemnity - Third Party Contracts dated April 30, 1998 by and between Vencor, Inc. and its subsidiaries and the Company.

         10.13 Amendment to the Company's 1987 Incentive Compensation Program dated April 30, 1998.

         10.14 Amendment to the Company's 1987 Stock Option Plan for Non-Employee Directors dated April 30, 1998.

         10.15 Amendment to the Company's 1997 Incentive Compensation Plan dated April 30, 1998.

         10.16 Amendment to the Company's 1997 Stock Option Plan for Non-Employee Directors dated April 30, 1998.

         27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

   (b)   REPORTS ON FORM 8-K:

   The Company filed a Current Report on Form 8-K on May 8, 1998 reporting the completion of the Reorganization Transactions and the spin-off of Vencor. The Form 8-K also reported the change in the Company's name to Ventas, Inc.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VENTAS, INC.




Date:  August 13, 1998                   /s/  W. BRUCE LUNSFORD
----------------------                   -------------------------
                                           W. Bruce Lunsford
                                           Chairman of the Board
                                           and Chief Executive Officer



Date:  August 13, 1998                   /s/  THOMAS T. LADT
----------------------                   --------------------------
                                           Thomas T. Ladt
                                         President and Chief Operating Officer *


* The Company does not currently employ an officer designated as its principal financial or chief accounting officer. In the interim, Mr. Ladt's overall responsibilities include the functions of the principal financial officer on behalf of the Company.