Form 10-Q
period 1998-09-30
VENTAS INC
filed 1998-11-13
CIK 740260

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                                (502) 596-2000
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                -----     -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        CLASS OF COMMON STOCK               OUTSTANDING AT OCTOBER 31, 1998
        ---------------------               -------------------------------
    Common stock, $.25 par value                   67,848,837 shares

================================================================================

                                    1 of 23

                                 VENTAS, INC.
                                   FORM 10-Q
                                     INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Income--for the quarter and
           five months ended September 30, 1998.............................   3

         Condensed Consolidated Balance Sheet--September 30, 1998...........   4

         Condensed Consolidated Statement of Cash Flows--for the five months
           ended September 30, 1998.........................................   5

         Notes to Condensed Consolidated Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  21

Item 6.  Exhibits and Reports on Form 8-K...................................  22

                                 VENTAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE QUARTER AND FIVE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 FIVE
                                                                     QUARTER    MONTHS
                                                                    ---------  ---------
Rental income.....................................................   $56,168    $93,524
                                                                     -------    -------

General and administrative........................................     1,889      3,508
Depreciation......................................................    10,729     17,864
Interest expense..................................................    22,649     38,028
                                                                     -------    -------
                                                                      35,267     59,400
                                                                     -------    -------

Income before income taxes........................................    20,901     34,124
Provision for income taxes........................................     7,943     12,968
                                                                     -------    -------
Income from operations............................................    12,958     21,156
Extraordinary loss on extinguishment of debt, net of income tax
   benefit of $50 for the quarter and $4,935 for the five months..       (81)    (8,051)
                                                                     -------    -------
         Net income...............................................   $12,877    $13,105
                                                                     =======    =======

Earnings per common share:
   Basic:
      Income from operations......................................   $  0.19    $  0.31
      Extraordinary loss on extinguishment of debt................         -      (0.12)
                                                                     -------    -------
         Net income...............................................   $  0.19    $  0.19
                                                                     =======    =======

   Diluted:
      Income from operations......................................   $  0.19    $  0.31
      Extraordinary loss on extinguishment of debt................         -      (0.12)
                                                                     -------    -------
         Net income...............................................   $  0.19    $  0.19
                                                                     =======    =======


Funds from operations.............................................   $23,687    $39,020

Funds from operations per common share:
   Basic..........................................................   $  0.35    $  0.58
   Diluted........................................................      0.35       0.58

Shares used in computing earnings and funds from operations
   per common share:
   Basic..........................................................    67,822     67,802
   Diluted........................................................    67,853     67,848



                            See accompanying notes.

                                 VENTAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                    ASSETS
Real estate properties:
   Land............................................................................  $  120,890
   Buildings and improvements......................................................   1,071,501
                                                                                     ----------
                                                                                      1,192,391
   Accumulated depreciation........................................................    (250,631)
                                                                                     ----------
                                                                                        941,760

Cash and cash equivalents..........................................................       2,373
Deferred financing costs...........................................................      10,138
Advances to employees..............................................................       3,890
Due from Vencor, Inc...............................................................       1,592
Other..............................................................................         250
                                                                                     ----------
                                                                                     $  960,003
                                                                                     ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
   Bank credit facility and other debt.............................................  $  961,549
   Accrued salaries, wages and other compensation..................................         355
   Accrued interest................................................................       4,024
   Income taxes payable............................................................       1,525
   Other accrued liabilities.......................................................       1,022
   Deferred income taxes...........................................................      15,700
                                                                                     ----------
                                                                                        984,175
Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $0.25 par value; authorized 180,000 shares; issued 73,608 shares..      18,402
   Capital in excess of par value..................................................     140,078
   Unearned compensation on restricted stock.......................................      (2,101)
   Accumulated deficit.............................................................     (24,660)
                                                                                     ----------
                                                                                        131,719
 Treasury stock;  5,759 shares.....................................................    (155,891)
                                                                                     -----------
                                                                                        (24,172)
                                                                                     ----------
                                                                                     $  960,003
                                                                                     ==========

                            See accompanying notes.

                                 VENTAS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE FIVE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                                  FIVE MONTHS
                                                                                                     ENDED
                                                                                              SEPTEMBER 30, 1998
                                                                                              -------------------
Cash flows from operating activities:
   Net income...............................................................................         $    13,105
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation..........................................................................              17,864
      Extraordinary loss on extinguishment of debt..........................................              12,986
      Provision for deferred income taxes...................................................                (207)
      Increase in other assets..............................................................                (250)
      Increase in accounts payable and accrued liabilities..................................               5,358
      Increase in income taxes payable......................................................               1,525
      Increase in amount due from Vencor, Inc...............................................                 (75)
      Amortization of deferred financing costs..............................................               2,004
      Other.................................................................................                 230
                                                                                                     -----------
            Net cash provided by operating activities.......................................              52,540
                                                                                                     -----------

Cash flows from investing activities:
   Purchase of real estate properties.......................................................              (7,403)
   Advances to employees....................................................................              (3,890)
   Sale of Vencor, Inc. preferred stock in connection with the reorganization transactions..              17,700
                                                                                                     -----------
            Net cash provided by investing activities.......................................               6,407
                                                                                                     -----------
Cash flows from financing activities:
   Net change in borrowings under revolving line of credit..................................              35,000
   Issuance of long-term debt...............................................................             950,000
   Repayment of long-term debt..............................................................             (29,540)
   Repayment of long-term debt in connection with the reorganization transactions...........          (1,000,171)
   Payment of deferred financing costs......................................................             (12,017)
   Issuances of common stock................................................................                 154
                                                                                                     -----------
            Net cash used in financing activities...........................................             (56,574)
                                                                                                     -----------

Change in cash and cash equivalents.........................................................               2,373
Cash and cash equivalents at beginning of period............................................                   -
                                                                                                     -----------
Cash and cash equivalents at end of period..................................................         $     2,373
                                                                                                     ===========

Supplemental information:
   Interest payments........................................................................         $    32,074
   Income tax payments......................................................................               6,714


                            See accompanying notes.

                                  VENTAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Ventas, Inc. (the "Company"), formerly named Vencor, Inc., is a real estate company which owns 219 nursing centers, 46 hospitals and eight personal care facilities in 36 states as of October 15, 1998. The Company anticipates that it will qualify as a real estate investment trust ("REIT") for Federal income tax purposes on January 1, 1999.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt in connection with the spin off of its healthcare operations through the distribution of the common stock of a new entity (which assumed its former name), Vencor, Inc. ("Vencor") to stockholders of record as of April 27, 1998 (the "Reorganization Transactions"). The distribution was effected on May 1, 1998 (the "Distribution Date"). For financial reporting periods subsequent to the Distribution Date, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods.

NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results, and except for the costs described in Note 4 and $304,000 of one-time public company application expenses, all such adjustments are of a normal and recurring nature.

  Beginning in May 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on available-for-sale securities to be disclosed as other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity for the five months ended September 30, 1998.

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will become effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has determined that the Company operates in a single business segment. Accordingly, the adoption of SFAS 131 will have no effect on the consolidated financial statement disclosures.

  In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values at September 30, 1998, the Company estimates that upon adoption it will report a reduction in other comprehensive income of $52.4 million (assuming that the Company has qualified as a REIT for Federal income tax purposes).

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3--EARNINGS PER SHARE

  A computation of earnings per common share for the quarter and five months ended September 30, 1998 follows (in thousands, except per share amounts):

                                                                 QUARTER     FIVE MONTHS
                                                                ---------    -----------
Income from operations.........................................  $12,958       $21,156
Extraordinary loss on extinguishment of debt...................      (81)       (8,051)
                                                                 -------       -------
         Net income............................................  $12,877       $13,105
                                                                 =======       =======
Shares used in the computation:
   Weighted average shares outstanding--basic
    computation................................................   67,822        67,802
   Dilutive effect of outstanding stock options................       31            46
                                                                 -------       -------
       Adjusted weighted average shares outstanding--diluted
        computation............................................   67,853        67,848
                                                                 =======       =======

Earnings per common share:
   Basic:
      Income from operations...................................  $  0.19       $  0.31
      Extraordinary loss on extinguishment of debt.............        -         (0.12)
                                                                 -------       -------
         Net income............................................  $  0.19       $  0.19
                                                                 =======       =======
   Diluted:
      Income from operations...................................  $  0.19       $  0.31
      Extraordinary loss on extinguishment of debt.............        -         (0.12)
                                                                 -------       -------
         Net income............................................  $  0.19       $  0.19
                                                                 =======       =======

NOTE 4--LONG-TERM DEBT

  In connection with the Reorganization Transactions, the Company refinanced substantially all of its long-term debt. As a result, the Company incurred an after tax extraordinary loss on extinguishment of debt of $8.1 million for the five months ended September 30, 1998.

  On April 30, 1998, the Company consummated a $1.2 billion bank credit agreement (the "Bank Credit Agreement") and retained approximately $6.0 million of prior debt obligations. The Bank Credit Agreement comprises (i) a three year $250 million revolving credit facility (the "Revolving Credit Facility") priced at the London Interbank Offered Rate ("LIBOR") plus 2 to 2 1/2%, (ii) a $200 million Term A Loan (the "Term A Loan") payable in various installments over three years priced at LIBOR plus 2 1/4 to 2 1/2%, (iii) a $350 million Term B Loan (the "Term B Loan") payable in various installments over five years priced at LIBOR plus 2 3/4 to 3%, and (iv) a $400 million loan due October 30, 1999 and priced at LIBOR plus 2 3/4 to 3%.

  In connection with the Reorganization Transactions, the Company entered into an interest rate swap agreement to eliminate the impact of changes in interest rates on $1 billion of floating rate debt. The agreement expires in varying amounts through December 2006 and provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The fair value of the swap agreement is not recognized in the condensed consolidated financial statements. See Note 2.

NOTE 5--TRANSACTIONS WITH VENCOR

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

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5--TRANSACTIONS WITH VENCOR (CONTINUED)

  MASTER LEASE AGREEMENTS

  The Company retained substantially all of its real property, buildings and other improvements (primarily long-term care hospitals and nursing centers) and leased these to Vencor under four master lease agreements, which set forth the material terms governing each of the leased properties (individually, a "Master Lease" and collectively, the "Master Leases").

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

  Except as noted below, upon the occurrence of an event of default under a Master Lease, the Company may, at its option, exercise the remedies under the Master Lease on all facilities included within that Master Lease. The remedies which may be exercised under the Master Lease by the Company, at its option, include, without limitation, the following: (1) After not less than ten (10) days' notice to Vencor, terminate the Master Lease, repossess the leased property and relet the leased property to a third party. If the Company pursues this remedy, Vencor and/or any other tenant or sublessee or assignee under the Master Lease (collectively, the "Tenant") must pay to the Company, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (2) without terminating the Master Lease, repossess the leased property and relet the leased property with the Tenant remaining liable under the Master Lease for all obligations to be performed by the Tenant thereunder, including the difference, if any, between the rent under the Master Lease and the rent payable as a result of the reletting of the leased property; (3) demand that the Tenant purchase either the leased property which is the subject of the default or all of the leased properties included within that Master Lease, at the Company's option, for the higher of the fair market value or the minimum repurchase price, both as defined in the Master Lease; and
(4) any and all other rights and remedies available at law or in equity.

  The remedies under the Master Lease may be exercised only with respect to the facility that is the subject of the default upon the occurrence of any one of the following events of default: (1) the occurrence of a final non-appealable revocation of the Tenant's license to operate a facility; (2) the revocation of certification of a facility for reimbursement under Medicare; or (3) the Tenant becomes subject to regulatory sanctions at a facility and Tenant fails to cure such regulatory sanctions within the applicable cure period. Upon the occurrence of the fifth such event of default under a Master Lease, the Company is permitted, at its option, to exercise the rights and remedies under the Master Lease on all facilities included within that Master Lease.

  The occurrence of any one of the following events of default constitute an event of default under all Master Leases permitting the Company, at its option, to exercise the rights and remedies under the Master Leases simultaneously: (1) the occurrence of an event of default under the Agreement of Indemnity--Third Party Leases, (2) the liquidation or dissolution of the Tenant, (3) if the Tenant files a petition of bankruptcy or a petition for reorganization or arrangement under the Federal bankruptcy laws, and (4) a petition is filed against the Tenant under Federal bankruptcy laws and same is not dismissed within ninety (90) days of its institution.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5--TRANSACTIONS WITH VENCOR (CONTINUED)

  MASTER LEASE AGREEMENTS (CONTINUED)

  Any notice of the occurrence of an event of default under the Master Lease which the Company sends to the Tenant must be sent simultaneously to Tenant's leasehold mortgagee (the "Leasehold Mortgagee"). Prior to terminating a Master Lease for all or any part of the leased property covered thereunder, the Company must give the Leasehold Mortgagee thirty (30) days prior written notice.

  The Tenant may, with the prior written approval of the Company, sell, assign or sublet its interest in all or any portion of the leased property under a Master Lease. The Company may not unreasonably withhold its approval to any such transfer provided (1) the assignee is creditworthy, (2) the assignee has at least four years of operational experience, (3) the assignee has a favorable business and operational reputation, (4) the assignee assumes the Master Lease in writing, (5) the sublease is subject and subordinate to the terms of the Master Lease and (6) the Tenant and any guarantor remains primarily liable under the Master Lease.

  The Master Leases are structured as triple-net leases. In addition to the base annual rent of approximately $222.1 million, plus 2% per annum if certain lessee revenue parameters are obtained, the Tenant is required to pay all insurance, taxes, utilities and maintenance related to the leased properties.

  DEVELOPMENT AGREEMENT

  Under the terms of the Development Agreement, Vencor, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring, developing and improving such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The annual base rent under such a lease will be ten percent (10%) of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. As of September 30, 1998, the Company had acquired one skilled nursing center under the Development Agreement for $6.2 million.

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

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5--TRANSACTIONS WITH VENCOR (CONTINUED)

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

  AGREEMENT OF INDEMNITY--THIRD PARTY LEASES

  In connection with the Reorganization Transactions, the Company assigned its former third party lease obligations to Vencor. The Company remains primarily liable on substantially all of the third party lease obligations assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the third party lease obligations assigned by the Company to Vencor. If Vencor is unable to satisfy the obligations under any third party lease assigned by the Company to Vencor, then the Company will be liable for the payment and performance of the obligations under any such third party lease. These leases have remaining terms ranging from 1 to 29 years. The total aggregate remaining minimum rental payments under these leases are approximately $201 million.

NOTE 6--RELATED PARTY TRANSACTIONS

  The Company loaned, with interest provisions, approximately $3.9 million to certain executive officers of the Company to finance the income taxes payable by them as a result of the Reorganization Transactions. The loans are payable over a ten year period.

NOTE 7--LITIGATION

  The following litigation and other matters arose from the Company's operations prior to the Reorganization Transactions. In connection with the Reorganization Transactions, Vencor agreed to indemnify the Company against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on the Company's former healthcare operations. There can be no assurances, however, that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Reorganization Transactions. In connection with its indemnification obligation, Vencor has assumed the defense of various legal proceedings and other actions. The nursing centers which are the subject of the legal proceedings and actions described below are now operated by Vencor.

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the nursing center in Tampa, Florida, previously operated by the Company, which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7--LITIGATION (CONTINUED)

conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, the Health Care Financing Administration ("HCFA") imposed a fine of $113,000. The Company appealed both the AHCA and HCFA fines and has settled both appeals. The Company promptly submitted an acceptable plan of correction at the Tampa nursing center and has been informed by AHCA that "immediate jeopardy" no longer existed. Threatened termination of the Tampa nursing center's Medicare provider agreement was reversed.

  The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with this investigation.

  The Company received notice in June 1998 that the State of Georgia found regulatory violations with respect to patient discharges, among other things, at the nursing center in Savannah, Georgia, previously operated by the Company.
The state recommended a Federal fine for these violations of approximately $510,000 which HCFA has imposed. The Company has appealed this fine.

  The HCFA Administrator of the Medicare and Medicaid programs indicated in April 1998 that facilities previously operated by the Company in other states also are being monitored. There can be no assurance that HCFA or other regulators in other jurisdictions will not initiate investigations relating to these matters or other circumstances, and there can be no assurance that the results of any such investigation would not have a material adverse effect on Vencor and, consequently, the Company.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the nursing center in Tampa, Florida, previously operated by the Company, and other residents in the nursing centers nationwide which were previously operated by the Company. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company is defending this action vigorously.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit and is defending this action vigorously.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7--LITIGATION (CONTINUED)

  A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Vencor against certain current and former executive officers and directors of the Company and Vencor. The complaint alleges that the defendants damaged the Company and Vencor by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Vencor. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Vencor have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

  As previously reported in the Company's Form 10-K, a class action lawsuit was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospitals Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without disclosing that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims. The Company has filed a motion for reconsideration and intends to defend vigorously this action.

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

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7--LITIGATION (CONTINUED)

  On June 6, 1997, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts (the "USAO") arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnership's former Medicare billing practices. The Company intends to defend vigorously the action.

  The Company's former subsidiary, TheraTx, Incorporated ("TheraTx"), is a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claim that they are entitled to up to $40 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx has asserted fraud counterclaims against the plaintiffs relating to the original purchase. The trial for this case is scheduled to begin in March 1999. TheraTx is defending the action vigorously.

  The Company has been informed by the U.S. Department of Justice that it is the subject of ongoing investigations into various aspects of its Medicare billing practices associated with the Company's former healthcare operations. The Company is cooperating fully in the investigations.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND INFORMATION

  The Company is a real estate company which owns 219 nursing centers, 46 hospitals and eight personal care facilities in 36 states as of October 15, 1998. The Company anticipates that it will qualify as a REIT for Federal income tax purposes on January 1, 1999.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt in connection with the spin off of its healthcare operations through the distribution of the common stock of a new entity named Vencor in the Reorganization Transactions. The distribution was effected on May 1, 1998. For financial reporting periods subsequent to the Reorganization Transactions, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods.

RESULTS OF OPERATIONS

  Rental income for the quarter was $56.2 million, of which $55.5 million resulted from leases with Vencor. Income from operations was $13.0 million, or $0.19 per diluted share. The Company incurred an extraordinary loss for the third quarter of $81,000, net of income taxes, related to the extinguishment of debt during the period. Net income for the quarter was $12.9 million, or $0.19 per share.

  Funds from operations ("FFO") for the quarter totaled $23.7 million, or $0.35 per diluted share. FFO was computed by adding back depreciation on real estate assets ($10.7 million) to income from operations. FFO is calculated pursuant to the definition generally described by the National Association of Real Estate Investment Trusts.

  Rental income for the five month period was $93.5 million, of which $92.4 million was received from Vencor. Income from operations was $21.2 million, or $0.31 per diluted share. The Company incurred an extraordinary loss for the period of $8.1 million, net of income taxes, primarily related to the extinguishment of debt in connection with the Reorganization Transactions. Net income for the period was $13.1 million, or $0.19 per share. FFO for the period totaled $39.0 million, or $0.58 per diluted share.

  For the five month period, the Company incurred $304,000 for one-time expenses related to initial application fees as a public company.

  On a pro forma basis, excluding the provision for income taxes based upon the assumption that the Company qualified to be taxed as a REIT on May 1, 1998, FFO for the quarter would have totaled $31.6 million, or $0.47 per diluted share. Pro forma income from operations would have been $20.9 million, or $0.31 per diluted share. Pro forma net income would have been $20.8 million, or $0.31 per diluted share. For the five month period, pro forma FFO would have totaled $52.0 million, or $0.77 per diluted share. Pro forma income from operations would have been $34.1 million, or $0.50 per diluted share. Pro forma net income would have been $21.1 million, or $0.31 per diluted share. Rental income would not have changed on a pro forma basis for either the quarter or five month period.

LIQUIDITY

  Cash provided by operations totaled $52.5 million for the five months ended September 30, 1998.

  In connection with the Reorganization Transactions, the Company refinanced substantially all of its long-term debt. In connection with the refinancing arrangements, the Company consummated the $1.2 billion Bank Credit Agreement and retained approximately $6.0 million of prior debt obligations. The Bank Credit Agreement comprises (i) a three year $250 million Revolving Credit Facility priced at LIBOR plus 2 to 2 1/2%, (ii) a $200 million Term A Loan payable in various installments over three years priced at LIBOR plus 2 1/4 to 2 1/2%,
(iii) a

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (CONTINUED)

$350 million Term B Loan payable in various installments over five years priced at LIBOR plus 2 3/4 to 3%, and (iv) a $400 million loan due on October 30, 1999 priced at LIBOR plus 2 3/4 to 3%. The Company intends to refinance the $400 million loan due October 30, 1999, prior to its maturity. For the five months ended September 30, 1998, the Company paid $12.0 million in financing fees related to establishing the Bank Credit Agreement.

  Management believes that cash flows from operations and available borrowings under the Revolving Credit Facility are sufficient to meet the expected liquidity needs of the Company for 1998. Management expects to refinance the $400 million loan due October 30, 1999 through cash flows from operations, available borrowings under the Revolving Credit Facility, the issuance of public or private debt or equity and asset sales, or a combination of the foregoing. Outstanding debt aggregated $961.5 million at September 30, 1998, of which $27.7 million is payable within the next twelve months. These payments will be paid primarily from operating cash flows and/or borrowings on the Revolving Credit Facility. Since the Reorganization Transactions, the Company has repaid approximately $41 million of debt, primarily from operating cash flows. At September 30, 1998, available borrowings under the Revolving Credit Facility approximated $215 million.

  In connection with the Reorganization Transactions, the Company entered into an interest rate swap agreement to eliminate the impact of changes in interest rates on $1 billion of floating rate debt. The agreement expires in varying amounts through December 2006 and provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The fair value of the swap agreement is not recognized in the condensed consolidated financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

  In connection with the Reorganization Transactions, the Company sought to obtain necessary consents to assign its former third party lease obligations to Vencor. The Company has not and does not expect to receive consents for assignments on one long-term care hospital and 16 nursing centers. The Company remains primarily liable on substantially all lease obligations assigned to Vencor. Vencor has contractually indemnified the Company for these leases. See
Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

  Capital expenditures to maintain and improve the leased properties generally will be incurred by the tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable to meet their obligations under the leases, the Company anticipates that any expenditures for which it may become responsible to maintain the leased properties will be funded by cash flows from operations and, in the case of major expenditures, through additional borrowings or issuances of equity. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity may be affected adversely.

  The Company has invested $14.5 million through October 15, 1998 to acquire healthcare-related properties. The properties purchased include two skilled nursing centers and eight personal care facilities. One of the properties acquired was a skilled nursing facility purchased from Vencor under the Development Agreement for $6.2 million in the third quarter of 1998.

  Available sources of capital to finance future growth will include available borrowings under the Revolving Credit Facility, public or private debt and equity. Availability and terms of any such issuance will depend upon the market for such securities and other conditions at such time. There can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the acquisition of additional properties, and as necessary to meet certain distribution requirements imposed on REITs under the Internal Revenue Code. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent that it uses equity as consideration for such purchases.

YEAR 2000

  The year 2000 ("Y2K") issue is a result of computer programs and embedded computer chips using two digits rather than four digits to define the applicable year. Without corrective action, computer programs and embedded chips could potentially recognize the date ending in "00" as the year 1900 rather than 2000, causing many computer applications to fail or to create erroneous results. Certain of Vencor's information technology systems ("IT") being used by the Company and non-IT systems such as building infrastructure components (e.g. alarm systems, HVAC, computer equipment and phone systems) are affected by the Y2K issue.

  The Company currently outsources all of its information systems support to Vencor under its Transition Services Agreement through December 31, 1998. Discussed in detail below is the Y2K program being implemented by Vencor. There will be no incremental costs to the Company for this program. After 1998, the Company may continue to outsource its information systems services to Vencor or may convert to an information system platform that is or will be in compliance with the Y2K operating requirements. Under the terms of its Master Lease Agreement, Vencor is responsible for upgrading all building infrastructure components to be Y2K compliant.

  The following discussion describes the Y2K program instituted by Vencor. The Company has not verified independently the activities of Vencor and there can be no assurance that Vencor has provided the Company with complete and accurate information in all instances.

  In response to the Y2K issue, Vencor established five teams to address Y2K issues in the following specific areas: (i) IT software and hardware; (ii) third party relationships; (iii) facility components; (iv) medical equipment; and (v) telephone systems. Each team is responsible for all phases of Vencor's Y2K compliance program for both IT and non-IT systems in its designated area.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 (CONTINUED)

  Vencor's Y2K compliance program consists of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout and (v) post-implementation. The business assessment phase identified potential Y2K issues confronting Vencor. The inventory and assessment phase consists of a company-wide assessment of all facility systems, medical devices, and IT software and hardware. During the remediation and testing phase, Vencor is repairing, upgrading or replacing any non-compliant IT and non-IT systems. Additionally, Vencor is performing verification and validation testing of IT and non-IT systems that have been remediated and those Vencor believes are Y2K compliant. For IT and non-IT systems that are internally developed, Vencor verifies compliance status directly with the development staff and performs validation testing to confirm its status. For IT and non-IT systems that are purchased from third party vendors, Vencor is requesting written assurances of compliance directly from the vendors. When a non-compliant system is identified, Vencor will either replace, upgrade or remediate the system. The implementation and rollout phase involves the installation of systems and hardware that have been tested and remediated to Vencor's corporate office and its facilities. The final phase, post-implementation, involves finalizing the documentation of the Y2K program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year. Vencor has employed and will continue to employ external consultants to assist it through each of the phases.

  Vencor has indicated that all phases of the compliance program are on schedule to meet target completion dates. The following chart depicts Vencor's target completion dates and the status of each phase as of September 30, 1998:

-------------------------------------------------------------------------------------------------------------
                                                                              APPROXIMATE PERCENTAGE
               PHASE                          TARGET COMPLETION DATE                COMPLETED
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Business Assessment                   May 1998                                  100%
-------------------------------------------------------------------------------------------------------------
Inventory and Assessment              December 1998                              65%
-------------------------------------------------------------------------------------------------------------
Remediation and Testing               June 1999                                  30%
-------------------------------------------------------------------------------------------------------------
Implementation and Rollout            November 1999                              20%
-------------------------------------------------------------------------------------------------------------
Post-implementation                   April 2000                                  0%
-------------------------------------------------------------------------------------------------------------

  Vencor's implementation and rollout phase will involve the installation of Vencor's new financial information and patient accounting systems beginning in the first quarter of 1999. Substantially all of Vencor's current systems are being remediated in the event of unanticipated delays in the implementation of the new systems.

  The following chart depicts, by designated area, the percentage of Vencor's IT and non-IT systems that have been tested and verified Y2K compliant as of September 30, 1998:

                                                              APPROXIMATE PERCENTAGES
                   DESIGNATED AREA                             TESTED Y2K COMPLIANT
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
IT Software and Hardware                                40%
-----------------------------------------------------------------------------------------------
Third Party Relationships                               Assessment in process
-----------------------------------------------------------------------------------------------
Facility Components                                     Assessment in process
-----------------------------------------------------------------------------------------------
Medical Equipment                                       40%
-----------------------------------------------------------------------------------------------
Telephone Systems                                       75%
-----------------------------------------------------------------------------------------------

  For Y2K issues involving third parties, Vencor has separated these issues between significant business partners (e.g. financial intermediaries and insurance companies) and Vencor's significant suppliers and vendors (e.g. medical supplies, utilities, food, etc.). Vencor anticipates that its assessment of third party compliance will be completed by year end. Vencor also is developing guidelines for facilities to determine the Y2K compliance status of local business partners and suppliers.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 (CONTINUED)

  Vencor has identified three critical risks caused by the Y2K issue: (i) unanticipated delays in the implementation and rollout of the new financial information and patient accounting systems; (ii) unanticipated system failures by third party reimbursement sources including government payers and intermediaries; and (iii) unanticipated system failures by third party suppliers and vendors which could affect patient care.

  The failure by Vencor to achieve the target completion dates of its compliance program could cause a business interruption in its financial information and patient accounting systems. Vencor has instituted a plan to replace substantially all of its financial information and patient accounting systems before the year 2000. The new systems configuration and development efforts are scheduled to be completed during the first quarter of 1999. At that point, Vencor will begin installing the new systems in its facilities and plans to complete the installation by November 1999. If the rollout of the new systems experiences unanticipated delays, Vencor plans to deploy additional implementation teams to accelerate the process through the use of internal and, if necessary, external personnel.

  Vencor derives a substantial portion of its revenue from the Medicare and Medicaid programs. Vencor relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Vencor is contacting all of its significant reimbursement sources to determine their Y2K compliance status in order to make a determination of this potential risk. Vencor has not received assurance that systems used by Medicare and Medicaid will be Y2K compliant. The failure of information systems of Federal and state governmental agencies and other third party payors could impact negatively Vencor's cash flows, liquidity and financial condition which could impair its ability to meet the rental payments under the Master Leases.

  Vencor also has initiated communications with its critical suppliers and vendors. Vencor is evaluating information provided by third party vendors and is conducting independent testing of critical systems and applications. In most cases, Vencor is relying on information being provided to it by such third parties. While Vencor is attempting to evaluate the information provided, there can be no assurance that in all instances accurate information is being provided.

  Vencor is developing contingency plans to address the most critical risks raised by the Y2K issue. These contingency plans will cover all IT and non-IT systems for each of the five designated areas. Substantially all critical financial information and patient accounting systems currently in place are being remediated to be Y2K compliant in the event of an unanticipated delay in the implementation of Vencor's new systems. As Vencor contacts third party reimbursement sources, it is developing contingency plans to receive temporary reimbursement in the event of system failures by these entities.

  Vencor has indicated that its contingency plans also cover failures by suppliers and vendors. Vencor's data network employs a variety of techniques such as alternative routing, redundant equipment and dual backup to avoid system failures. Each Vencor facility has a facility-specific emergency preparedness manual to handle emergency situations such as a loss of utility services or supplies. Local emergency plans also are being updated as Y2K related risks associated with the facilities are identified.

  As previously noted, the Company does not expect to incur any incremental costs as a result of Vencor's Y2K program. The Company estimates the total cost it will incur to install a new financial system once the Transition Services Agreement is terminated is less than $100,000.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)



YEAR 2000 (CONTINUED)

  Management's analysis of the Y2K issues affecting the Company is based on information currently available and information provided from Vencor. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the estimated costs to remediate the Y2K issues will not be exceeded. If Vencor is unable to meet its Y2K compliance schedules or incurs costs substantially higher that its current expectations, Vencor's ability to make rental payments under the Master Leases could be impaired thereby impacting negatively the Company's liquidity and results of operations. These and other unforeseen factors could have a material adverse effect on the Company's financial condition and results of operations.

OTHER INFORMATION

  Various lawsuits and claims arising in the ordinary course of the Company's prior healthcare business are pending against the Company. In connection with the Reorganization Transactions, Vencor agreed to indemnify the Company against any losses from such lawsuits and claims. Resolution of litigation and other loss contingencies are not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

  The Bank Credit Agreement contains customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company was in compliance with all such covenants at September 30, 1998.

  Beginning in May 1998, the Company adopted the provisions of SFAS 130 which established new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on available-for-sale securities to be disclosed as other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity for the five months ended September 30, 1998.

  In June 1997, the FASB issued SFAS 131 which will become effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are reviewed regularly by senior management. Management has determined that the Company operates in a single business segment. Accordingly, the adoption of SFAS 131 will have no effect on the consolidated financial statement disclosures.

  In June 1998, the FASB issued SFAS 133 which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values at September 30, 1998, the Company estimates that upon adoption it will report a reduction in other comprehensive income of $52.4 million (assuming that the Company has qualified as a REIT for Federal income tax purposes).

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


OTHER INFORMATION (CONTINUED)

  Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "will," "may," "might," and words of similar import, and statements regarding business strategy and plans constitute forward-looking statements within the meaning of the Private Securities Litigation Perform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; existing laws and governmental regulations and changes in laws and governmental regulations; legislative proposals for healthcare reform; changes in Medicare and Medicaid payment levels for its primary tenant; liability and other claims asserted against the Company; competition; the Company's ability to implement its business strategy and development plans; the ability to attract or retain qualified personnel; the Company's significant indebtedness including, without limitation, its ability to refinance such indebtedness; the Company's ability to qualify as a REIT for Federal income tax purposes; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; the impact of Y2K issues; and other factors referenced in the Company's other filings with the Securities and Exchange Commission. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The following litigation and other matters arose from the Company's operations prior to the Reorganization Transactions. In connection with the Reorganization Transactions, Vencor agreed to indemnify the Company against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on the Company's former healthcare operations. There can be no assurances, however, that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Reorganization Transactions. In connection with its indemnification obligation, Vencor has assumed the defense of various legal proceedings and other actions. The nursing centers which are the subject of the legal proceedings and actions described below are now operated by Vencor.

  As previously reported, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order on April 7, 1998 against the nursing center in Tampa, Florida previously operated by the Company which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, AHCA imposed a fine of $270,000 for related regulatory violations. In addition, HCFA imposed a fine of $113,000. The Company appealed both the AHCA and HCFA fines and has settled both appeals. The Company promptly submitted an acceptable plan of correction at the Tampa nursing center and has been informed by AHCA that "immediate jeopardy" no longer existed. Threatened termination of the Tampa nursing center's Medicare provider agreement was reversed.

  As previously reported, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the USAO arising from activities of Transitional's formerly owned dialysis business on June 6, 1997. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnership's former Medicare billing practices. The Company intends to defend vigorously the action.

  The Company's former subsidiary, TheraTx, is a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claim that they are entitled to up to $40 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx has asserted fraud counterclaims against the plaintiffs relating to the original purchase. The trial for this case is scheduled to begin in March 1999. TheraTx is defending the action vigorously.

  The Company has been informed by the U.S. Department of Justice that it is the subject of ongoing investigations into various aspects of its Medicare billing practices associated with the Company's former healthcare operations. The Company is cooperating fully in the investigations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS:

     10.1 Credit Agreement dated as of April 29, 1998 (including exhibits), among the Ventas Realty, Limited Partnership, NationsBank, N.A., as Administrative Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, the Senior Managing Agents, the Managing Agents and Co-Agents party thereto, the Banks listed therein, and JP Morgan Securities, Inc. and NationsBanc Montgomery Securities LLC, as Co-Arrangers.

     10.2 Form of Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and each of W. Bruce Lunsford and Thomas T. Ladt.

     10.3 Employment Agreement dated as of September 21, 1998 between Ventas, Inc. and Steven T. Downey.

     10.4 Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.

     27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

 (b) REPORTS ON FORM 8-K:

 No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VENTAS, INC.




Date:  November 13, 1998                 /s/     W. BRUCE LUNSFORD
--------------------------               ---------------------------------
                                                 W. Bruce Lunsford
                                               Chairman of the Board
                                            and Chief Executive Officer



Date:  November 13, 1998                 /s/     STEVEN T. DOWNEY
--------------------------               ---------------------------------
                                                 Steven T. Downey
                                             Vice President and Chief
                                           Financial Officer (Principal
                                                 Financial Officer)