Form 10-K
period 1998-12-31
VENTAS INC
filed 1999-04-01
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

  [X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

                                      OR

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 1-10989

                                 VENTAS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              61-1055020
                                           (I.R.S. Employer Identification
    (State or other jurisdiction of                    Number)
    incorporation or organization)

         4360 Brownsboro Road                          40207-1642
               Suite 115                             (Zip Code)
         Louisville, Kentucky
    (Address of principal executive
               offices)

                                (502) 357-9000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                Name of Each Exchange
           Title of Each Class: on which Registered:

       Common Stock, par value $.25 per share  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X

  As of March 22, 1999, there were 67,895,781 shares of the Registrant's common stock, $.25 par value ("Common Stock"), outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on March 22, 1999, was approximately $231,351,268 For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999.

                             CAUTIONARY STATEMENTS

  This Form 10-K includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, ability to qualify as a real estate investment trust, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations. Forward-looking statements made in this Form 10-K relating to the operations of a partnership or limited liability company, including the Company's realty partnership, are not forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Form 10-K, including, without limitation, the "Business--Risk Factors" section. Factors that may affect the plans or results of the Company include, without limitation, (i) the ability of the Company's operators to maintain the financial strength and liquidity necessary to satisfy their obligations and duties under leases and other agreements with the Company, (ii) success in implementing its business strategy, (iii) the nature and extent of future competition, (iv) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (v) increases in the cost of borrowing for the Company, (vi) the ability of the Company's operators to deliver high quality care and to attract patients, (vii) the Company's ability to acquire additional properties, (viii) changes in the general economic conditions and/or in the markets in which the Company may, from time to time, compete,
(ix) the ability of the Company to pay and/or refinance its indebtedness as it becomes due, and (x) the ability of the Company and the Company's operators and other third parties to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue. Many of such factors are beyond the control of the Company and its management.

  In addition, please note that certain information contained in this Form 10-K has been provided by the Company's primary tenant, Vencor, Inc. ("Vencor"). Vencor is subject to the reporting requirements of the Securities and Exchange Commission (the "Commission") and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. Although Vencor has provided certain information to the Company, the Company has not verified this information either through an independent investigation or by reviewing Vencor's Annual Report on Form 10-K for the year ended December 31, 1998, which as of March 30, 1999 had not been filed with the Commission. The Company has no reason to believe that such information is inaccurate in any material respects, but there can be no assurances that all such information is accurate.

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                     PART I

Item 1.   Business...............................................................................   4
Item 2.   Properties.............................................................................  32
Item 3.   Legal Proceedings......................................................................  40
Item 4.   Submission of Matters to a Vote of Security Holders....................................  43


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  44
Item 6.   Selected Financial Data................................................................  46
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  46
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  57
Item 8.   Financial Statements and Supplementary Data............................................  58
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  58


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  58
Item 11.  Executive Compensation.................................................................  58
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  58
Item 13.  Certain Relationships and Related Transactions.........................................  58


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  59

                                    PART I

Item 1. Business

General

  Ventas, Inc. ("Ventas" or the "Company") is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term care hospitals), 219 nursing centers and eight personal care facilities as of December 31, 1998. The Company's portfolio of properties are located in 36 states and are leased and operated primarily by Vencor or its subsidiaries. The Company conducts all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership. The Company has announced its intention to operate and be treated as a self-administered, self-managed real estate investment trust ("REIT") for federal income tax purposes beginning January 1, 1999.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. It was reorganized as a Delaware corporation in 1987 and changed its name to Vencor, Incorporated in 1989 and to Vencor, Inc. in 1993. On September 28, 1995, The Hillhaven Corporation merged with and into the Company. On March 21, 1997, the Company acquired TheraTx, Incorporated, a provider of subacute rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers. On June 24, 1997, the Company acquired Transitional Hospitals Corporation, an operator of 16 long-term acute care hospitals and three satellite facilities located in 13 states.

  On May 1, 1998, the Company effected a reorganization (the "Reorganization") pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently renamed Vencor, Inc., was formed to operate the hospital, nursing center and ancillary services businesses. Pursuant to the terms of the Reorganization, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to the Reorganization, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods. In addition, for certain reporting purposes under this Form 10-K and other filings, the Commission treats the Company as having commenced operations on May 1, 1998.

  The Company's principal objectives are to maximize funds from operations for distribution to stockholders, to enhance capital growth through the appreciation of the residual value of its portfolio of properties, and to preserve and maintain the stockholders' capital. The Company is currently invested in high quality healthcare related facilities including hospitals, nursing centers and personal care facilities whose principal tenants are healthcare related companies. If financial conditions warrant, the Company may make additional investments in the form of operating leases or permanent mortgage financing and may seek to reduce its tenant concentration with Vencor. Any such acquired facilities will be leased to and operated by experienced and qualified third party operators. The Company also may consider opportunities in non-healthcare related properties.

  The Company's evaluation of potential investments will include such factors as (i) the quality and experience of the operator; (ii) the financial status of the tenant/mortgagor and any guarantor; (iii) the geographic area, type of property, and demographic profile; (iv) the construction quality, condition and design of the improvements; (v) the current and anticipated cash flows and its ability to meet operational needs and lease obligations and to provide a competitive investment return to the Company's stockholders; (vi) the potential for appreciation in the residual value of the property; (vii) the growth, tax and regulatory environment of the community in which the property is located; (viii) occupancy and demand for similar healthcare facilities in the same or nearby communities; (ix) adequate mix of private, Medicare and Medicaid patients; (x) potential alternative uses of the property; (xi) the sources of patient referrals for the facility; and (xii) prospects for liquidity through financing or refinancing. The Company will also closely evaluate the value of the property, the cost of the Company's capital needed to acquire the property and the anticipated return thereon.

Recent Developments

  On January 26, 1999, Vencor announced that it expected earnings for the fourth quarter, exclusive of unusual transactions, to be substantially lower than the third quarter of 1998. Vencor had reported a loss of $0.02 per share for the third quarter ended September 30, 1998, excluding the effect of unusual transactions and a change in the effective tax rate. Vencor also announced that it expected 1998 results to be impacted adversely by certain recurring year-end adjustments, the most significant of which relates to an increase in the provision for bad debts for its nursing center and ancillary service businesses which could aggregate approximately $20 million. Adjustments to other accruals, as well as balance sheet adjustments related to the Hillhaven, TheraTx and Transitional mergers were also expected to impact negatively fourth quarter results.

  In addition, Vencor disclosed that certain additional adjustments may be recorded in connection with asset valuations in the fourth quarter, including a write-down of its investment in a nursing center in Wisconsin and a previously announced write-down of its investment in Behavioral Healthcare Corporation. Vencor indicated that it also was reviewing the expected recoverability of recorded amounts of goodwill and deferred tax assets at year-end and may record a fourth quarter charge based on the results of the review.

  Vencor also announced that it may be required to renegotiate its bank credit facility since the foregoing operating results and adjustments may result in certain covenant violations. Vencor stated that it was in discussions with its lead banks and anticipated that it would successfully conclude its negotiations prior to releasing its financial results for 1998. Vencor announced that its was in default of certain covenants, but that it has received a waiver of those covenants contained in its bank credit facility until March 31, 1999.

  The Company and Vencor have discussed Vencor's recent results of operations and Vencor's need to amend or restructure its existing indebtedness. In those discussions, Vencor has requested interim rent concessions under the Master Lease Agreements and the Company has rejected that request. The Company will consider appropriate action to take in response to any further proposals by Vencor as may be in the best interests of the Company. The Company has entered into an agreement with Vencor whereby the Company has agreed not to exercise remedies for non-payment of rent, which is due from Vencor on April 1, 1999, for a period ending on April 12, 1999. During the Company's discussions with Vencor, Vencor has asserted various potential claims against the Company arising out of the Reorganization. The Company intends to vigorously defend these claims if they are asserted in a legal or mediation proceeding.

  As a result of the recent announcements by Vencor and similar industry-wide factors, the Company has suspended the implementation of its original business strategy. Instead, management is reviewing the possible financial impact on the Company of the recent announcements by Vencor. In particular, the Company is reviewing Vencor's financial condition and ability to comply with the covenants in its bank credit facility. The Company has retained Merrill, Lynch & Co., as financial advisor, to assist it in this review. In addition, the Company, together with Merrill Lynch & Co., is reviewing alternatives to repay the $275 million portion of its credit facility that matures on October 30, 1999. These alternatives include obtaining the necessary proceeds to pay down or refinance the $275 million loan through cash flows from operations, available borrowings under the Company's credit facility, the issuance of public or private debt or equity and asset sales, or a combination of the foregoing.

  In connection with the Reorganization, an Independent Committee of the Board of Directors was formed. The function of the Independent Committee is to review and approve all agreements and transactions between the Company and Vencor to ensure that such agreements and transactions represent arm's length negotiations including, without limitation, the negotiation, enforcement and renegotiations of any leases between the Company and Vencor. On November 17, 1998, the Company appointed Douglas Crocker II as an independent director of the Company and as Chairman of the Independent Committee. In addition, the Company has undertaken other initiatives to alleviate the potential conflict of interest between the Company and Vencor. On September 21, 1998, the Company hired Steven T. Downey as Chief Financial Officer. Mr. Downey was not previously employed by Vencor. Effective March 5, 1999, the Company accepted the resignation of Thomas T. Ladt as President, Chief Executive Officer and Chief Operating Officer and as a director of the Company. The Company appointed Debra A. Cafaro as President and Chief Executive Officer and as a director. Ms. Cafaro had previously served as president and a director of Ambassador Apartments, Inc., a public real estate investment trust, from April 1997 to May 1998. W. Bruce Lunsford and R. Gene Smith, each directors of the Company, have resigned as directors of Vencor. As of the date hereof, the Company and Vencor have no common directors or officers.

  As described below under "--Relationship with Vencor," Vencor provided the Company with certain administrative services after the Reorganization. The Company has recently moved its offices from space it shared with Vencor and is in the process of assembling the resources necessary so that it no longer requires administrative support from Vencor. However, as discussed below, Vencor has agreed to assist in the preparation of certain tax returns for the Company and to defend certain litigation to which the Company is or may become a party.

  Vencor is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Vencor provided in this Form 10-K is derived from filings made with the Commission or other publicly available information. The Company is providing this data for informational purposes only, and the reader of this Form 10-K is encouraged to obtain Vencor's publicly available filings from the Commission. The Company has no reason to believe that the information is inaccurate in any material respects, but the Company has not independently verified such information and there can be no assurances that all such information is accurate. As of March 30, 1999, Vencor had not released financial results for 1998 or filed its Annual Report on Form 10-K for the year ended December 31, 1998.

Relationship with Vencor

  The Company leases all of its hospitals and 210 of its nursing centers to Vencor under four Master Lease Agreements. For the eight months ended December 31, 1998, Vencor accounted for approximately 98.7% of the Company's revenues.

  In order to govern certain of the relationships between the Company and Vencor after the Reorganization and to provide mechanisms for an orderly transition, the Company and Vencor entered into various agreements at the time of the Reorganization. The Company believes that the agreements contain terms which generally are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties. The most significant terms of the Master Lease Agreements and other related agreements are described below. The reader is also strongly encouraged to review and consider the factors described in "Business--Risk Factors."

 Master Lease Agreements

  In the Reorganization, the Company retained substantially all of its real property, buildings and other improvements (primarily long-term care hospitals and nursing centers) and leased these facilities to Vencor under four Master Lease Agreements. Such Master Lease Agreements contain terms which govern the rights, duties and responsibilities of the Company and Vencor relative to each of the leased properties. The leased properties include land, buildings, structures, easements, improvements on the land and permanently affixed equipment, machinery and other fixtures relating to the operation of the facilities.

  The Master Leases are structured as triple-net leases pursuant to which Vencor is required to pay all insurance, taxes, utilities and maintenance related to the properties. The base annual rent is approximately $221.5 million, plus a 2% per annum escalator, which escalator is contingent upon Vencor achieving net patient service revenue for the applicable year in excess of 75% of net patient service revenue for the base year of 1997. The initial terms of these leases were for periods ranging from 10 to 15 years.

  Except as noted below, upon the occurrence of an event of default under a Master Lease, the Company may, at its option, exercise the remedies under a Master Lease on all properties included within that particular

Master Lease. The remedies which may be exercised under the Master Lease by the Company, at its option, include the following: (i) after not less than 10 days' notice to Vencor, terminate the Master Lease, repossess the leased property and relet the leased property to a third party and require that Vencor pay to the Company, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease, repossess the leased property and relet the leased property with Vencor remaining liable under the Master Lease for all obligations to be performed by Vencor thereunder, including the difference, if any, between the rent under the Master Lease and the rent payable as a result of the reletting of the leased property; (iii) demand that Vencor purchase either the property which is the subject of the default or all of the properties included within that Master Lease, at the Company's option, for the higher of the fair market value or the minimum repurchase price, both as defined in the Master Lease; and (iv) any and all other rights and remedies available at law or in equity. The Master Leases require Vencor to cooperate with the Company in connection with license transfers and certain other regulatory matters arising from a lease termination.

  Each Master Lease provides that the remedies under such Master Lease may be exercised with respect only to the property that is the subject of the default upon the occurrence of any one of the following events of default: (i) the occurrence of a final non-appealable revocation of Vencor's license to operate a facility; (ii) the revocation of certification of a facility for reimbursement under Medicare; or (iii) Vencor becomes subject to regulatory sanctions at a facility and fails to cure the regulatory sanctions within the applicable cure period. Upon the occurrence of the fifth such event of default under a Master Lease with respect to any one or more properties, the Master Lease permits the Company, at its option, to exercise the rights and remedies under the Master Lease on all properties included within that Master Lease.

  The occurrence of any one of the following events of default constitute an event of default under all Master Leases permitting the Company, at its option, to exercise the rights and remedies under all of the Master Leases simultaneously: (i) the occurrence of an event of default under the Agreement of Indemnity--Third Party Leases between the Company and Vencor, (ii) the liquidation or dissolution of Vencor, (iii) if Vencor files a petition of bankruptcy or a petition for reorganization or arrangement under the federal bankruptcy laws, and (iv) a petition is filed against Vencor under federal bankruptcy laws and same is not dismissed within 90 days of its institution.

  Any notice of the occurrence of an event of default under a Master Lease which the Company sends to Vencor must be sent simultaneously to Vencor's leasehold mortgagee (the "Leasehold Mortgagee"). Prior to terminating a Master Lease for all or any part of the leased property covered thereunder, the Company must give the Leasehold Mortgagee 30 days prior written notice and the opportunity to cure any such event of default. Following the expiration of such cure period, the Company may then terminate a Master Lease by giving at least 10 days prior written notice of such termination.

  Vencor may, with the prior written approval of the Company, sell, assign or sublet its interest in all or any portion of the leased property under a Master Lease. The Company may not unreasonably withhold its approval to any such transfer provided (i) the assignee is creditworthy, (ii) the assignee has at least four years of operational experience, (iii) the assignee has a favorable business and operational reputation, (iv) the assignee assumes the Master Lease in writing, (v) the sublease is subject and subordinate to the terms of the Master Lease, and (vi) Vencor and any guarantor remains primarily liable under the Master Lease.

  Each Master Lease requires Vencor to maintain liability, all risk property and workers' compensation insurance for the properties at a level reasonable with respect to the properties. Each Master Lease further provides that in the event a property is totally destroyed, or is substantially destroyed such that the damage renders the property unsuitable for its intended use, Vencor will have the option either to restore the property at its cost to its pre-destruction condition or offer to purchase the leased property (in either event all insurance proceeds, net of administrative and related costs, will be made available to Vencor). If the Company rejects the offer to purchase, Vencor will have the option either to restore the property or terminate the applicable Master Lease with respect to the property. If the damage is such that the property is not rendered unsuitable for its intended use, or if it is not covered by insurance, each Master Lease requires Vencor to restore the property to its original condition.

  Pursuant to the Agreement and Plan of Reorganization dated as of April 30, 1998, all controversies, claims or disputes arising out of the Master Leases shall be subject to mediation between the parties for a reasonable period of time in an effort to settle such dispute. If the parties are unable to reach resolution after such period of time, then the dispute shall then be submitted to arbitration.

 Development Agreement

  Under the terms of the Development Agreement, Vencor, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring and developing such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The initial annual base rent under such a lease will be 10% of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. As of December 31, 1998, the Company had acquired one skilled nursing center under the Development Agreement for $6.2 million and has entered into a separate lease with Vencor with respect to such facility. The Development Agreement has a five year term, and the Company and Vencor each have the right to terminate the Development Agreement in the event of a change of control.

 Participation Agreement

  Under the terms and conditions of the Participation Agreement, Vencor has a right of first offer to become the lessee of any real property acquired or developed by the Company which is to be operated as a hospital, nursing center or other healthcare facility, provided that Vencor and the Company can negotiate a mutually satisfactory lease arrangement and provided that the property is not leased by the Company to the existing operator of such facility.

  The Participation Agreement also provides, subject to certain terms, that the Company has a right of first offer to purchase or finance any healthcare related real property that Vencor determines to sell or mortgage to a third party, provided that Vencor and the Company can negotiate mutually satisfactory terms for such purchase or mortgage. The Participation Agreement has a three year term, and the Company and Vencor each have the right to terminate the Participation Agreement in the event of a change of control.

 Tax Allocation Agreement

  The Tax Allocation Agreement provides that the Company will be liable for taxes of the Company's consolidated group attributable to periods prior to the Reorganization with respect to the portion of such taxes attributable to the property held by the Company after the Reorganization, and Vencor will be liable for such pre-distribution taxes with respect to the portion of such taxes attributable to the property held by Vencor after the Reorganization. The Tax Allocation Agreement further provides that the Company will be liable for any taxes attributable to the Reorganization except that Vencor will be liable for any such taxes to the extent that Vencor derives certain future tax benefits as a result of the payment of such taxes. The Company and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization that are attributable to the Company's operations, and Vencor and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization that are attributable to Vencor's operations. If, in connection with a tax audit or filing of an amended return, a taxing authority adjusts the Company's or Vencor's tax liability with respect to taxes for which the other party was liable under the Tax Allocation Agreement, such other party would be liable for the resulting tax assessment or would be entitled to the resulting tax refund.

 Agreement of Indemnity--Third Party Leases

  In connection with the Reorganization, the Company assigned its former third party lease obligations as a tenant or as a guarantor of tenant obligations to Vencor. The Company remains primarily liable on substantially all of the third party lease obligations assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the third party lease obligations assigned by the Company to Vencor. If Vencor is unable to satisfy the obligations under any third party lease assigned by the Company to Vencor, then the Company will be liable for the payment and performance of the obligations under any such third party lease. These leases have remaining terms ranging from 1 to 63 years. The total aggregate remaining minimum rental payments under these leases are approximately $177.7 million. The annual minimum rental payments under these leases for 1999 will be approximately $39.2 million. See Note 8 to Consolidated Financial Statements.

 Agreement of Indemnity--Third Party Contracts

  In connection with the Reorganization, the Company assigned its former third party guaranty agreements to Vencor. The Company remains primarily liable on substantially all of the third party guarantees assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Contracts, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the third party guarantees assigned by the Company to Vencor. If Vencor is unable to satisfy the obligations under any third party guaranty agreement assigned by the Company to Vencor, then the Company will be liable for the payment and performance of the obligations under any such agreement. These third party guarantees were entered into in connection with certain acquisitions and financing transactions. The total aggregate exposure under these guarantees is approximately $45.9 million. Atria Communities, Inc. has also agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of one of the third party contracts, which has an aggregate principal amount of approximately $35 million.

 Transition Services Agreement

  The Transition Services Agreement, which expired pursuant to its terms on December 31, 1998, provided that Vencor would provide the Company with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk management, legal, and information systems support. The Company paid Vencor $1.6 million for the eight months ended December 31, 1998 for services provided under the Transition Services Agreement.

  After December 31, 1998, Vencor continued to provide the Company with certain administrative and support services (primarily computer systems, telephone networks, mail delivery and other office services). Effective March 15, 1999, the Company moved to new office space and those services are no longer provided by Vencor. Vencor has also agreed to assist in the preparation of certain tax returns and other tax filings to be made on behalf of the Company for the period ending on or before December 31, 1998. There can be no assurance that Vencor will continue to assist the Company in the preparation of these tax documents or that the Company will be able to timely and accurately complete such tax filings if Vencor should discontinue its assistance, although the Company intends to take all actions necessary to enable it do so.

 Assumption of Certain Operating Liabilities and Litigation

  In connection with the Reorganization, Vencor agreed to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the Reorganization. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these healthcare operations. In addition, at the time of the Reorganization, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the Reorganization, and which arose out of the ownership or operation of the healthcare operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the Reorganization which arise out of the ownership and operation of the healthcare operations. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Reorganization. If Vencor is unable to satisfy the obligations under these arrangements, then the Company will be liable for the payment and performance of such obligations and will have to assume the defense of such claims.

  Vencor maintains insurance for certain professional liability claims and losses through a wholly owned captive insurance company that insures the first $2 million of claims and losses. Losses in excess of $2 million are insured through unrelated commercial insurance carriers.


                                     9--1

Portfolio of Properties

  The following table reflects the Company's portfolio of properties as of December 31, 1998.

        Type of             Percentage    Number of  Number of  Number of  Number of
        Facility         of Portfolio (1) Facilities Beds/Units Operators  States (2)
        --------         ---------------- ---------- ---------- ---------  ----------
Hospitals...............       40.1%          45        4,194        1         21
Nursing Centers.........       59.8%         219       28,492        6 (3)     31
Personal Care
 Facilities.............        0.1%           8          136        1          1

--------
(1) Based on the percentage of total rent paid to the Company for the eight months ended December 31, 1998.
(2) The Company has properties located in 36 states managed by seven different operators.
(3) One of the six operators is Vencor.

 Hospital Facilities

  The Company's hospitals generally are long-term care hospitals that serve medically complex, chronically ill patients. The operator of these hospitals has the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenternal nutrition, respiration or cardiac monitors and dialysis machines. While these patients suffer from conditions which require a high level of monitoring and specialized care, they may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing center or rehabilitation hospital.

 Nursing Center Facilities

  The Company's nursing centers generally are skilled nursing facilities. In addition to the customary services provided by skilled nursing centers, the operators of the Company's nursing centers typically provide rehabilitation services, including physical, occupational and speech therapies. The majority of patients in rehabilitation programs stay in a facility for eight weeks or less.

 Personal Care Facilities

  The Company's personal care facilities serve persons with acquired or traumatic brain injury. The operator of the personal care facilities provides services including supported living services, neurorehabilitation, neurobehavioral management and vocational programs.

Competition

  The Company competes for real property investments with healthcare providers, other healthcare related REITs, real estate partnerships, banks, insurance companies and other investors. Many of the Company's competitors are significantly larger and have greater financial resources and lower cost of capital than the Company. If the Company reinstates its original business strategy, the Company's ability to compete successfully for real property investments will be determined by numerous factors, including the ability of the Company to identify suitable acquisition targets, the ability of the Company to negotiate acceptable terms for any such acquisition, and the availability and cost of capital.

  The operators of the Company's properties compete on a local and regional basis with other healthcare operators. The ability of the Company's operators to compete successfully for patients at the Company's facilities depends upon several factors, including the quality of care at the facility, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant effect on the Company's operators to compete successfully for patients for the properties.

Environmental Regulation

  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property from which there is a release or threatened release of hazardous or toxic substances or an entity that arranges for the disposal or treatment of hazardous or toxic substances at a disposal site may be held jointly and severally liable for the cost of removal or remediation of certain hazardous or toxic substances, that could be located on, in or under such property or other affected property. Such laws and regulations often impose liability whether or not the owner, operator or otherwise responsible party, knew of, or caused the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial, and the liability of a responsible party as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the liable party. The presence of these substances or failure to remediate such substances properly also may adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. In connection with the ownership and leasing of the Company's properties, the Company could be liable for these costs as well as certain other costs, including governmental fines and injuries to person or properties or natural resources. In addition, owners and operators of real property are liable for the costs of complying with environmental, health, and safety laws, ordinances, and regulations and can be subjected to penalties for failure to comply. Such ongoing compliance costs and penalties for non-compliance can be substantial. Changes to existing or the adoption of new environmental, health, and safety laws, ordinances, and regulations could substantially increase an owner or operator's environmental, health, and safety compliance costs and/or associated liabilities. Environmental, health, and safety laws, ordinances, and regulations potentially affecting the Company address a wide variety of topics, including, but not limited to, asbestos, polychlorinated biphenyls ("PCBs"), fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. Under the Master Leases, Vencor has agreed to indemnify the Company against any environmental claims (including penalties and clean up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the commencement date of the applicable Master Lease. Vencor also has agreed to indemnify the Company against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate, on or after the commencement date of the applicable Master Lease (including as a result of migration from adjacent properties not owned or operated by the Company or any of its affiliates other than Vencor and its direct affiliates). There can be no assurance that Vencor will have the financial capability to satisfy any such environmental claims. See "--Recent Developments." If Vencor is unable to satisfy such claims the Company will be required to satisfy the claims. The Company has agreed to indemnify Vencor against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the Master Leases.

  The Company does not expect that the Company will have to make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances, and regulations during 1999.

Governmental Regulation

 General

  The operators of the Company's properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under Medicare and Medicaid. The amounts of program payments received by the operators can be changed by legislative or regulatory actions and by determinations by agents for the programs. The Balanced Budget Act of 1997 (the "Budget Act") is intended to reduce the increase in Medicare payments by $115 billion and reduce the increase in Medicaid payments by $13 billion between 1998 through 2002 and made extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. Further, on March 25, 1999, President Clinton signed legislation preventing nursing center operators that decide to withdraw from the Medicaid program from evicting or transferring patients who rely on Medicaid to cover their long-term care expenses. There can be no assurances that adequate reimbursement levels will continue to be available for services to be provided by the operators of the Company's properties which currently are being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators' liquidity, financial condition and results of operations which could affect adversely their ability to make rental payments to the Company.

  The operators of the Company's properties are subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations, and deficiencies which if not corrected can result in sanctions which include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company's properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships. Medicare and Medicaid anti-kickback laws codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Laws") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of its business, the operators of the Company's properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

  Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the Department of Health and Human Services ("HHS") has issued regulations that describe some of the conduct and business relationships permissible under the Anti-kickback Laws ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbors criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

  The operators of the Company's properties also are subject to Sections 1877 and 1903(s) of the Social Security Act, which restrict referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership interests or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. These actions could have a material adverse effect on these operators' liquidity, financial condition and results of operations which could affect adversely their ability to make rental payments to the Company.

  Government investigations and enforcement of healthcare laws has increased dramatically over the past several years and is expected to continue. The Health Insurance Portability and Accountability Act of 1996 (Pub. L. 104- 191) ("HIPAA"), which became effective January 1, 1997, greatly expanded the definition of healthcare fraud and related offenses and broadened the scope to include private healthcare plans in addition to government payors. HIPAA also greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General to audit, investigate and prosecute suspected healthcare fraud. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients, colleagues and nurses and other employees. These actions could have a material adverse effect on these operators' liquidity, financial condition and results of operations which could affect adversely their ability to make rental payments to the Company.

                                     12--1

  The Budget Act also provides a number of additional anti-fraud and abuse provisions. The Budget Act contains new civil monetary penalties for an operator's violation of the Anti-kickback Laws and imposes an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. The Budget Act also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for operators convicted of a prior healthcare offense.

  Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. A certificate of need ("CON"), which is issued by governmental agencies with jurisdiction over healthcare facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator's ability to expand the Company's properties in certain circumstances.

  In the event that any operator of the Company's properties fails to make rental payments to the Company or to comply with the applicable healthcare regulations, and, in either case, such operators or their lenders fail to cure the default prior to the expiration of the applicable cure period, the ability of the Company to evict that operator and substitute another operator or operators may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on the Company's ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. In addition, the Company may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

 Long-Term Hospitals

  All but two of the Company's hospitals are operated as long-term hospitals. In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site certification surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid programs, which could in turn adversely impact Vencor's ability to make rental payments under the Master Leases.

  Hospitals that are certified by Medicare as long-term hospitals are excluded from the prospective payment system that applies to acute care hospitals ("PPS"). A long-term hospital has an average length of stay greater than 25 days. Inpatient operating costs for long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Medicare and Medicaid reimbursements generally are determined from annual cost reports filed by Vencor and other operators which are subject to audit by the respective agency administering the program. Under such programs of cost-based reimbursement, costs which will be accepted for reimbursement are limited by statutes, regulations and program policies relating to numerous factors, including necessity, reasonableness, related-party principles and relatedness to patient care.

 Nursing Centers

  The operators of the Company's nursing centers generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers.

  The Budget Act also established a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998 ("Nursing Center PPS"). During a nursing center's first three cost reporting periods under Nursing Center PPS, the per diem rates are based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates will be based solely on federal costs. The rates for such services were first published in the Federal Register on May 12, 1998, after the consummation of the Reorganization. The payments

                                     13--1
received under the new Nursing Center PPS cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The new Nursing Center PPS has resulted, and will likely continue to result in, reduced reimbursement for the operators of the Company's properties, thereby adversely impacting the operators' ability to satisfy their obligations, including payment of rent, under the leases with the Company.

 Healthcare Reform

  Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, between 1998 and 2002. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the period between 1998 and 2002 based on specific program baseline projections from 1993 to 1997. Virtually all spending reductions will come from healthcare operators and changes in program components.

  The Budget Act reduced payments made to the hospitals operated by Vencor and others by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. The Budget Act also established Nursing Center PPS for cost reporting periods beginning on or after July 1, 1998. During a nursing center's first three cost reporting periods under Nursing Center PPS, the per diem rates will be based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates will be based solely on federal costs. The rates for such services were published by the Health Care Financing Administration ("HCFA") in the Federal Register on May 12, 1998. The payments received under PPS cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The payments that Vencor and others are receiving under Nursing Center PPS are substantially less than before enactment of the Budget Act. Vencor has been subject to Nursing Center PPS since July 1, 1998.

  The Budget Act established the National Bipartisan Commission on the Future of Medicare, which held its first meeting on March 6, 1998, and charged it with reviewing and analyzing financial conditions of Medicare, identifying problems that threaten the financial integrity of the Medicare Trust Fund, and making recommendations to address the program's long-term financing challenges. The Commission recently concluded its deliberations without making an official recommendation, but proposals considered by the Commission are now under independent consideration by the Congress. The Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act.

  There can be no assurance that the Budget Act, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators which could have a material adverse effect on their ability to make rental payments to the Company.

Federal Income Tax Considerations

  The Company intends to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year that began on January 1, 1999. The Company believes it has been organized and has operated in such a manner as to enable it to qualify as a REIT commencing with that taxable year, and the Company intends to continue to operate in such a manner as to enable it to so qualify. The Company's actual qualification and taxation as a REIT, however, will depend upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels, and stock ownership, the various qualification tests imposed under the Code. These tests are discussed below. No assurance can be given that the actual results of the Company's operations for any particular taxable year will satisfy such requirements. For a discussion of the tax consequences of failing to qualify as a REIT, see "--Failure to Qualify," below.

  The discussion of "Federal Income Tax Considerations" set forth herein is not exhaustive of all possible tax considerations and is not tax advice. Moreover this summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of his personal circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Code, such as insurance companies, financial institutions and broker-dealers. The Code provisions governing the federal income tax treatment of REITs are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, possibly retroactively.

 Federal Income Taxation of the Company

  As noted above, the Company intends to make an election to be taxed as a REIT commencing with its taxable year that began on January 1, 1999. With respect to that taxable year and subsequent taxable years, if the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on net income that it currently distributes to stockholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation. Notwithstanding its REIT election, however, the Company will be subject to federal income tax in the following circumstances. First, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its undistributed items of tax preference. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" (which is, in general, property acquired by foreclosure or otherwise on default of a loan secured by the property) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if the Company has net income from "prohibited transactions" (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the product of (a) the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test, and (b) a fraction intended to reflect the Company's profitability. Sixth, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than retained long-term capital gain the Company elects to treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior years, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company should receive rents from a tenant deemed not to be fair market value rents, or if the Company values its assets incorrectly, the Company may be liable for valuation penalties. Finally, if the Company acquires any asset from a C corporation (i.e., a corporation generally subject to full corporate level tax) in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation, and the Company recognizes gain on the disposition of such asset during the 10-year period (the "Recognition Period") beginning on the date on which such asset was acquired by the Company, then, to the extent of such asset's "Built-in Gain" (i.e., the excess of the fair market value of such property at the time of acquisition by the Company over the adjusted basis of such asset at such time), such gain will be subject to tax at the highest regular corporate rate applicable (as provided in regulations that have been announced but not yet promulgated (the "Built-in Gain Rules")).

  The Company owns appreciated assets that it held on January 1, 1999, the effective date of its anticipated REIT election. These assets are subject to the Built-in Gain Rules discussed above because the Company was a taxable C corporation prior to January 1, 1999. If the Company recognizes taxable gain upon the disposition of any of these assets within the ten-year Recognition Period, the Company generally will be subject to regular corporate income tax on that gain to the extent of the Built-in Gain in that asset as of January 1, 1999. The total amount of gain on which the Company can be taxed under the Built-in Gain Rules is limited to its net built-in gain at the time it became a REIT, i.e., the excess of the aggregate fair market value of its assets at the time it became a REIT over the adjusted tax bases of those assets at that time.

 Requirements for Qualification

  To qualify as a REIT, the Company must elect to be so treated and must meet the requirements, discussed below, relating to the Company's organization, sources of income, nature of assets and distributions of income to stockholders.

 Organizational Requirements

  The Code defines a REIT as a corporation, trust or association (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year (the "100 Shareholder Rule");
(vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets. The 5/50 Rule and the 100 Shareholder Rule do not apply to the first taxable year for which an election is made to be taxed as a REIT; thus, these rules will not apply to the Company until the year 2000 (assuming as is anticipated that 1999 will be the Company's first taxable year as a REIT).

  For purposes of the 5/50 Rule, an unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. A trust that is a qualified trust under Section 401(a) of the Code, however, generally is not considered an individual and the beneficiaries of such trust are treated as holding shares of a REIT in proportion to their actuarial interests in such trust for purposes of the 5/50 Rule. A REIT will be treated as having satisfied the 5/50 Rule if it complies with certain regulations for ascertaining the ownership of its stock and if it did not know (or after the exercise of reasonable diligence would not have known) that its stock was sufficiently closely held to cause it to violate the 5/50 Rule. See "Annual Record Keeping Requirements," below.

  In order prevent a concentration of ownership of the Company's stock that would cause the Company to fail the 5/50 Rule or the 100 Shareholder Rule, the Company amended its Certificate of Incorporation on April 30, 1998 to provide that no holder (with certain exceptions) is permitted to own, either actually or constructively under the applicable attribution rules of the Code, more than 9.0% of the Common Stock or 9.9% of any class of preferred stock issued by the Company. Certain persons who owned stock in the Company in excess of the foregoing limits on April 30, 1998 (the date that the Certificate of Incorporation was amended) are not subject to the general ownership limits applicable to other stockholders; rather, they generally are permitted to own up to the same percentage of the Company's outstanding stock that they owned on April 30, 1998. No holder, however, is permitted to own, either actually or constructively under the applicable attribution rules of the Code, any shares of any class of the Company's stock if such ownership would cause more than 50% in value of the Company's outstanding stock to be owned by five or fewer individuals or would result in the Company's stock being beneficially owned by fewer than 100 persons (determined without reference to any rule of attribution).

  To qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. The Company believes that it currently does not have, and believes that it will not have as of December 31, 1999, any accumulated earnings and profits that are attributable to periods during which the Company was not a REIT.

  Section 856(i) of the Code provides that a corporation that is a "qualified REIT subsidiary" will not be treated as a separate corporation for federal income tax purposes, and all assets, liabilities, and items of income, deduction and credit of a qualified REIT subsidiary will be treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A "qualified subsidiary" is defined as any wholly owned corporate subsidiary of a REIT. The Company does not currently have any qualified REIT subsidiaries.

  Pursuant to Treasury Regulations relating to entity classification (the "Check-the-Box Regulations"), an unincorporated entity that has a single owner is disregarded as an entity separate from its owner for federal income tax purposes. The Company directly owns a 98% general partnership interest in the Operating Partnership and indirectly owns the remaining 2% limited partnership interest in the Operating Partnership through two wholly owned limited liability companies. Under the Check-the-Box Regulations, the two limited liability companies, and therefore the Operating Partnership, are disregarded as entities separate from the Company for federal income tax purposes.

  In the case of a REIT that is a partner in a partnership, Treasury regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. In addition, the character of the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of the income and asset tests described below. If and when the Operating Partnership admits a partner other than the Company, a qualified REIT subsidiary of the Company, or a entity that is disregarded under the Check-the-Box Regulations as an entity separate from the Company, the Company's proportionate share of the assets and gross income of the Operating Partnership will be treated as the assets and gross income of the Company for purposes of applying the requirements described herein.

 Income Tests

  To qualify as a REIT, the Company must satisfy certain annual gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" (defined below) and, in certain circumstances, interest) or certain types of temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing.

  Substantially all of the Company's gross income is derived from leasing its properties to Vencor under the Master Leases. Rents received or deemed received by the Company under its leases (including the Master Leases) will qualify as "rents from real property" in satisfying the gross income requirements described above only if the Company's leases are respected as "true" leases for federal income tax purposes and are not treated as service contracts, joint ventures, or some other type of arrangement. The determination of whether the Company's leases are true leases depends on an analysis of all the surrounding facts and circumstances. In making such a determination, courts have considered a variety of factors, including the following: (i) the intent of the parties, (ii) the form of the agreement,
(iii) the degree of control over the property that is retained by the property owner (e.g., whether the lessee has substantial control over the operation of the property or whether the lessee was required to use its best efforts to perform its obligations under the agreement), and (iv) the extent to which the property owner retains the risk of loss with respect to the property (e.g., whether the lessee bears the risk of increases in operating expenses or the risk of damage to the property) or the potential for economic gains (e.g., appreciation) with respect to the property. Based upon advice of counsel at the time the Master Leases were negotiated, the Company believes that its leases should be treated as "true" leases for federal income tax purposes. Investors should be aware, however, that there are no controlling Treasury regulations, published rulings, or judicial decisions involving leases with terms substantially the same as the Company's leases that discuss whether such leases constitute true leases for federal income tax purposes. If the leases are recharacterized as service contracts or partnership agreements, rather than true leases, part or all of the payments that the Company receives from its tenants would not be considered rent or would not otherwise satisfy the various requirements for qualification as "rents from real property." In that case, the Company likely would not be able to satisfy either the 75% or the 95% gross income tests, and, as a result, would lose its REIT status.

  Assuming that the Company's leases are "true" leases for tax purposes, rents received by the Company will qualify as "rents from real property" for purposes of the REIT gross income tests only if several additional conditions are satisfied. First, the amount of rent generally must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, amounts received from a tenant will not qualify as "rents from real property" if the Company, or an owner of 10% or more of the Company, directly or constructively is deemed to own 10% or more of the ownership interests in the tenant (a "Related Party Tenant"). Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Finally, for rents received to qualify as "rents from real property," the Company generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an "independent contractor" who is adequately compensated and from whom the Company derives no income. The "independent contractor" requirement, however, does not apply to the extent that the services provided by the Company are "usually or customarily rendered in connection with the rental of space for occupancy only," which are services of a type that a tax-exempt organization can provide to its tenants without causing its rental income to be unrelated business taxable income ("UBTI"). In addition, the "independent contractor" requirement does not apply to noncustomary services provided by the Company, the annual value of which does not exceed 1% of the gross income derived from the property with respect to which the services are provided (the "1% de minimis exception"). For this purpose, such services may not be valued at less than 150% of the Company's direct cost of providing the services.

  The Company has not, and does not anticipate that it will in the future, (i) charge rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of receipts or sales consistent with the rule described above), (ii) derive rent attributable to personal property leased in connection with real property that exceeds 15% of the total rents, (iii) derive rent attributable to a Related Party Tenant, or (iv) provide any noncustomary services to tenants other than through qualifying independent contractors, except as permitted by the 1% de minimis exception or to the extent that the amount of resulting nonqualifying income would not cause the Company to fail to satisfy the 95% and 75% gross income tests.

  If rents received by the Company from Vencor under the Master Leases do not represent fair market value rentals at the time of execution of the Master Leases and the IRS determines that the Company and Vencor were under common control at that time, the IRS may reallocate income between the Company and Vencor. The reallocation could cause the Company or Vencor to become subject to valuation penalties. The Company believes that the rent payments represent fair market value rentals.

  If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions generally will be available if the Company's failure to meet such tests was due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return and any incorrect information on the schedules was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. Even if these relief provisions were to apply, a tax would be imposed with respect to the excess net income.

 Asset Tests

  At the close of each quarter of its taxable year, the Company must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by cash or cash items (including certain receivables), government securities, "real estate assets" or, in cases where the Company raises new capital through stock or long-term (at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following the Company's receipt of such capital (the "75% asset test"). The term "real estate asset" includes interests in real property, interests in mortgages on real property to the extent the mortgage balance does not exceed the value of the associated real property, and shares of other REITs. For purposes of the 75% asset test, the term "interest in real property" includes an interest in land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold in real property and an option to acquire real property (or a leasehold in real property). Second, of the investments not included in the 75% asset class, the value of any one issuer's debt and equity securities owned by the Company (other than the Company's interest in any entity classified as a partnership for federal income tax purposes, or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of the Company's total assets (the "5% asset test"), and the Company may not own more than 10% of any one issuer's outstanding voting securities (except for the Company's ownership interest in an entity that is classified as a partnership for federal income tax purposes or the stock of a qualified REIT subsidiary) (the "10% voting securities test").

  If the Company should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause it to fail to qualify as a REIT or to lose its REIT status if (i) it satisfied all of the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of the Company's assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by an acquisition of nonqualifying assets. If the condition described in clause (ii) of the preceding sentence were not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose. The Company intends to maintain adequate records of the value of its assets to ensure compliance with the asset tests and to take such other actions as may be required to comply with those tests.

 Annual Distribution Requirements

  In order to be taxed as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (i) the sum of (A) 95% of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than long-term capital gain the Company elects to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. In addition, during its Recognition Period, if the Company disposes of any assets subject to the Built-in Gain Rules, the Company will be required, pursuant to guidance issued by the IRS, to distribute at least 95% of the Built-in Gain (after tax), if any, recognized on the disposition of the asset.

  It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Accordingly, the Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 95% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation, as a result of timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at the Company's taxable income, or as a result of nondeductible expenses such as principal amortization or repayments, or capital expenditures in excess of noncash deductions. In the event that such timing differences occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends in order to meet the REIT distribution requirements. The Company's debt facilities may restrict the Company's ability to incur additional indebtedness under certain circumstances, thereby preventing the Company from borrowing funds in order to make such distributions. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

  Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to stockholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Although the Company may be able to avoid being taxed on amounts distributed as deficiency dividends, it will be required to pay interest to the IRS based upon the amount of any deduction taken for deficiency dividends.

 Annual Record Keeping Requirements

  In its first taxable year in which it qualifies as a REIT and thereafter, the Company is required to maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding shares. The Company intends to comply with these requirements. The Company will be subject to a penalty of $25,000 ($50,000 for intentional violations) for any year in which it does not comply with the rules.

 Failure to Qualify

  If the Company does not make an election to be taxed as a REIT because it cannot meet the applicable requirements for REIT qualification, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders will not be deductible by the Company, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. If the Company does not make an election to be taxed as a REIT with respect to the current taxable year (1999), it will not for that reason be prevented from making an election to be taxed as a REIT with respect to any subsequent taxable year.

  If the Company elects to be taxed as a REIT and that election is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests), the Company and its stockholders generally would be subject to the same tax consequences that are described in the preceding paragraph in the taxable year in which the Company ceased to qualify as a REIT. In addition, the Company would be prohibited from re-electing REIT status for the four taxable years following the year during which the Company ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is impossible to predict whether the Company would be entitled to such statutory relief.

 Taxation of U.S. Stockholders

  As used herein, the term "U.S. Stockholder" means a holder of the Company's common stock (the "Common Stock") that for U.S. federal income tax purposes is
(i) a citizen or resident of the United States,

(ii) a corporation, partnership or other entity created or organized in or under the laws of the United States or of any political subdivision thereof,
(iii) an estate whose income from sources without the United States is includible in gross income for U.S. federal income tax purposes regardless of its connection with the conduct of a trade or business within the United States or (iv) any trust with respect to which (A) a U.S. court is able to exercise primary supervision over the administration of such trust and (B) one or more U.S. persons have the authority to control all substantial decisions of the trust.

  As long as the Company qualifies as a REIT, distributions made to the Company's taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by such U.S. Stockholders as ordinary income and will not be eligible for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a capital gain (to the extent such distributions do not exceed the Company's actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. The tax rates applicable to such capital gains are discussed below. However, corporate stockholders may be required to treat up to 20% of certain capital gain dividends as ordinary income. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder's shares, such distributions will be included in income as capital gains assuming the shares are capital assets in the hands of the stockholder. The tax rate applicable to such capital gain will depend on the stockholder's holding period for the shares. In addition, any distribution declared by the Company in October, November or December of any year and payable to a stockholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the distribution is actually paid by the Company during January of the following calendar year.

  The Company may elect to treat all or a part of its undistributed net capital gain as if it had been distributed to its stockholders (including for purposes of the 4% excise tax discussed above under "Requirements for Qualification--Annual Distribution Requirements"). If the Company should make such an election, the Company's stockholders would be required to include in their income as long-term capital gain their proportionate share of the Company's undistributed net capital gain, as designated by the Company. Each such stockholder would be deemed to have paid its proportionate share of the income tax imposed on the Company with respect to such undistributed net capital gain, and this amount would be credited or refunded to the stockholder. In addition, the tax basis of the stockholder's shares would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on the Company with respect to such gains.

  Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company. Instead, such losses would be carried over by the Company for potential offset against its future income (subject to certain limitations). Taxable distributions from the Company and gain from the disposition of the Common Stock will not be treated as passive activity income and, therefore, stockholders generally will not be able to apply any "passive activity losses" (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from the Company generally will be treated as investment income for purposes of the investment interest limitations. Capital gains from the disposition of the shares (or distributions treated as such) will be treated as investment income only if the stockholder so elects, in which case such capital gains will be taxed at ordinary income rates. The Company will notify stockholders after the close of the Company's taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain.

  In general, any gain or loss realized upon a taxable disposition of the Common Stock by a stockholder who is not a dealer in securities will be treated as capital gain or loss. Lower marginal tax rates for individuals may apply in the case of capital gains, depending on the holding period of the shares that are sold. However, any loss upon a sale or exchange of shares by a stockholder who has held such shares for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such stockholder as long-term capital gain. All or a portion of any loss realized upon a taxable disposition of shares may be disallowed if other shares are purchased within 30 days before or after the disposition.

  For non-corporate taxpayers, the tax rate differential between capital gain and ordinary income may be significant. The highest marginal individual income tax rate applicable to ordinary income is 39.6%. Any capital gain generally will be taxed to a non-corporate taxpayer at a maximum rate of 20% with respect to capital assets held for more than one year. The tax rates applicable to ordinary income apply to gain attributable to the sale or exchange of capital assets held for one year or less. In the case of capital gain attributable to the sale or exchange of certain real property held for more than one year, an amount of such gain equal to the amount of all prior depreciation deductions not otherwise required to be taxed as ordinary depreciation recapture income will be taxed at a maximum rate of 25%. With respect to distributions designated by a REIT as capital gain dividends (including deemed distributions of retained capital gains), the REIT also may designate (subject to certain limits) whether the dividend is taxable to non-corporate stockholders as a 20% rate gain distribution or an unrecaptured depreciation distribution taxed at a 25% rate.

  The characterization of income as capital or ordinary may affect the deductibility of capital losses. Capital losses not offset by capital gains may be deducted against a non-corporate taxpayer's ordinary income only up to a maximum annual amount of $3,000. Non-corporate taxpayers may carry forward their unused capital losses. All net capital gain of a corporate taxpayer is subject to tax at ordinary corporate rates. A corporate taxpayer can deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.

 Treatment of Tax-Exempt Stockholders

  Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts, (collectively, "Exempt Organizations") generally are exempt from federal income taxation. However, they are subject to taxation on their UBTI. While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by the Company to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the Common Stock with debt, a portion of its income from the Company will constitute UBTI pursuant to the "debt-financed property" rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally will require them to characterize distributions from the Company as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10% of the Company's stock is required to treat a percentage of the dividends from the Company as UBTI (the "UBTI Percentage"). The UBTI Percentage is the gross income, less related direct expenses, derived by the Company from an unrelated trade or business (determined as if the Company were a pension trust) divided by the gross income, less related direct expenses, of the Company for the year in which the dividends are paid. The UBTI rule applies to a pension trust holding more than 10% of the Company's stock only if (i) the UBTI Percentage is at least 5%, (ii) the Company qualifies as a REIT by reason of the modification of the 5/50 Rule that allows the beneficiaries of the pension trust to be treated as holding shares of the Company in proportion to their actuarial interests in the pension trust and
(iii) either (A) one pension trust owns more than 25% of the value of the Company's stock or (B) a group of pension trusts individually holding more than 10% of the value of the Company's stock collectively own more than 50% of the value of the Company's stock.

 Special Tax Considerations for Non-U.S. Stockholders

  The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders (collectively, "Non-U.S. Stockholders") are complex, and no attempt will be made herein to provide more than a summary of such rules. Non-U.S. stockholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to their ownership of the Common Stock, including any reporting requirements.

  For purposes of this discussion, the term "Non-U.S. Stockholder" does not include any foreign stockholder whose investment in the Company's stock is "effectively connected" with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, will be subject to United States federal income tax with respect to its investment in the Company's stock in the same manner as a U.S. Stockholder is taxed (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% "branch profits tax," unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.

  Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by the Company of U.S. real property interests and are not designated by the Company as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of current or accumulated earnings and profits of the Company. Such distributions ordinarily will be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of current and accumulated earnings and profits of the Company will not be taxable to a stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder's shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

  For any year in which the Company qualifies as a REIT, distributions that are attributable to gain from sales or exchanges by the Company of U.S. real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. business. Non-U.S. Stockholders thus would be taxed at the normal capital gain rates applicable to U.S. Stockholders (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA also may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to treaty relief or exemption.

  Unless a reduced rate of withholding applies under an applicable tax treaty, the Company generally will withhold from distributions to Non-U.S. Stockholders, and remit to the IRS, 30% of all distributions out of current or accumulated earnings and profits, subject to the application of FIRPTA withholding rules discussed below. In addition, the Company is required to withhold 10% of any distribution in excess of its current and accumulated earnings and profits. Because the Company generally cannot determine at the time a distribution is made whether or not it will be in excess of earnings and profits, the Company intends to withhold 30% of the entire amount of any distribution (other than distributions subject to the 35% withholding discussed below). Generally, however, a Non-U.S. Stockholder will be entitled to a refund from the IRS to the extent an amount is withheld from a distribution that exceeds the amount of U.S. tax owed by such Non-U.S. Stockholder.

  Under FIRPTA, the Company is required to withhold 35% of any distribution that is designated as a capital gain dividend or which could be designated as a capital gain dividend. Thus, if the Company designates previously made distributions as capital gain dividends, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends for purposes of FIRPTA withholding.

  Under Regulations that are currently in effect, dividends paid to an address in a country outside the United States generally are presumed to be paid to a resident of such country for purposes of determining the applicability of withholding discussed above and the applicability of a tax treaty rate. Regulations issued in October 1997, however, provide that a Non-U.S. Stockholder who wishes to claim the benefit of an applicable treaty rate must satisfy certain certification and other requirements. Such Regulations generally will be effective for distributions made after December 31, 1999.

  For so long as the Common Stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to United States federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain will be subject to a 30% tax on a gross basis). A "Five Percent Non-U.S. Stockholder" is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of the Common Stock (as outstanding from time to time) or owned shares of another class of stock of the Company that represented value greater than 5% of the Common Stock (measured at the time such shares were acquired).

  In general, the sale or other taxable disposition of the Common Stock by a Five Percent Non-U.S. Stockholder (as defined below) also will not be subject to United States federal income tax if the Company is a "domestically controlled REIT." A REIT is a "domestically controlled REIT" if, at all times during the five-year period preceding the relevant testing date, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders (taking into account those persons required to include the Company's dividends in income for United States federal income tax purposes). Although the Company believes that it currently qualifies as a "domestically controlled REIT," because the Common Stock is publicly traded, no assurance can be given that the Company will qualify as a domestically controlled REIT at any time in the future. If the Company does not constitute a domestically controlled REIT, a Five Percent Non- U.S. Stockholder will be taxable in the same manner as a U.S. Stockholder with respect to gain on the sale of the Common Stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

 Information Reporting Requirements and Backup Withholding Tax

  The Company will report to its U.S. Stockholders and to the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. In addition, the Company may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status to the Company.

  U.S. Stockholders should consult their own tax advisors regarding their qualifications for an exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. Stockholder will be allowed as a credit against the U.S. Stockholder's United States federal income tax liability and may entitle the U.S. Stockholder to a refund, provided that the required information is furnished to the IRS.

  Backup withholding tax and information reporting generally will not apply to distributions paid to Non-U.S. Stockholders outside the United States that are treated as (i) dividends subject to the 30% (or lower treaty rate) withholding tax discussed above, (ii) capital gain dividends or (iii) distributions attributable to gain from the sale or exchange by the Company of U.S. real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of the Common Stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of the Common Stock by a foreign office of a broker that (i) is a United

States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or (iii) is a "controlled foreign corporation" for United States tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non- U.S. Stockholder or otherwise establishes an exemption. A Non-U.S. Stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

  The Treasury Department issued final Regulations in October 1997 concerning the withholding of tax and information reporting for certain amounts paid to non-resident alien individuals and foreign corporations. These new withholding rules alter the current withholding regime, and generally will be effective for distributions made after December 31, 1999. Stockholders should consult their tax advisors concerning the impact, if any, of these new Regulations on their ownership of shares of the Common Stock.

 Other Tax Considerations

  The Company and its stockholders may be subject to state and local tax in states and localities in which they do business or own property. The tax treatment of the Company and the stockholders in such jurisdictions may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisors regarding the effect of state and local tax laws on their ownership of shares of the Common Stock.

Employees

  As of December 31, 1998, the Company had seven full-time employees. The Company considers its relationship with its employees to be good.

Insurance

  The Company maintains, or causes its operators to maintain, appropriate liability and casualty insurance on its assets and operations. Under the Master Leases, Vencor is required to maintain, at its expense, certain insurance coverages related to the properties under the Master Leases and Vencor's operations at the related facilities. See "Relationship with Vencor-- Master Lease Agreements with Vencor." There can be no assurance that Vencor will maintain such insurance and any failure by Vencor to do so could have a material adverse effect on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreements and could prevent the Company from paying dividends to its stockholders as required to maintain its status as a REIT.

  The Company believes that its insurance protection is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of insurance coverage.

                                 RISK FACTORS

Going Concern

  Because the operations of Vencor have been negatively impacted by changes in reimbursement rates, by its current level of indebtedness and by certain other factors, and because of the potential effect of such events on Vencor's ability to meet its rent obligations to the Company, the Company's auditors have included an explanatory paragraph in its report to the Company's consolidated financial statements for the year ended December 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. See "Business--Recent Developments," "--Government Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The inclusion of the explanatory paragraph regarding the ability of the Company to continue as a going concern could have a material adverse effect on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreements.

Dependence of the Company on Vencor

  The Company leases substantially all its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to meet its rent obligations will determine the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. In addition, any failure by Vencor to conduct its operations effectively could have a material adverse effect on its business reputation and on its ability to enlist or maintain patients in its facilities. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases. Since the Company derives approximately 98.7% of its revenue from Vencor and since the Master Leases are triple-net leases under which Vencor is responsible for all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability of Vencor to satisfy its obligations under the Master Leases would have a material adverse effect on the condition of the leased properties, as well as on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreements, and could prevent the Company from paying dividends to its stockholders as required to maintain its status as a REIT. In addition, the credit standing of the Company is affected by the general creditworthiness of Vencor.

  Due to the Company's dependence on Vencor's rental payments as the primary source of the Company's revenues, the Company may be negatively affected by enforcing its rights under the Master Leases or by terminating a Master Lease. If Vencor fails to comply with the terms of a Master Lease or to comply with applicable healthcare regulations and, in either case, Vencor or its lenders fail to cure such default within the specified cure period, the Company may have to find another lessee/operator for the properties covered by one or all of the Master Leases. While the Company is attempting to locate one or more lessee/operators there could be a decrease or cessation of rental payments by Vencor. There can be no assurance that the Company will be able to locate another suitable lessee/operator or that if the Company is successful in locating such an operator, that the rental payments from such new operator would not be materially less than the existing rental payments. The ability of the Company to locate another suitable lessee/operator may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change of ownership rules.

  In addition, pursuant to the Reorganization, the Company assigned to Vencor and Vencor assumed leases, and the rights, obligations and duties as a tenant thereunder, to seven long-term acute care hospitals and 76 nursing centers (the "Third Party Leases"), as well as certain third party guarantees (the "Third Party Guarantees"). The rent obligation under the Third Party Leases for the 1999 fiscal year is expected to be approximately $39.2 million. See
Note 8 to Consolidated Financial Statements. In connection with these assignments, the Company remained primarily liable for substantially all of the obligations under the Third Party Leases and the Third Party Guarantees. Vencor has indemnified the Company for any losses, claims, liabilities and the like which may be incurred by or asserted against the Company in connection with the Third Party Leases and the Third Party Guarantees. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the arrangements or the indemnification. If Vencor is unable to satisfy such obligations, the Company will be obligated to satisfy the Third Party Lease obligations and the Third Party Guarantees. The Company's performance of these obligations could have a material adverse effect on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreements and could prevent the Company from paying dividends to its stockholders as required to maintain its status as a REIT.

  In connection with the Reorganization, Vencor agreed to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the Reorganization. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these healthcare operations. In addition, at the time of the Reorganization, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the Reorganization, and which arose out of the ownership or operation of the healthcare operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the Reorganization which arise out of the ownership and operation of the healthcare operations. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Reorganization. If Vencor is unable to satisfy the obligations under these arrangements, then the Company will be liable for the payment and performance of such obligations and will have to assume the defense of such claims. The Company's performance of these obligations and/or the assumption of the defense of such claims could have a material adverse effect on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreement and could prevent the Company from paying dividends to its stockholders as required to maintain its status as a REIT.

  Vencor maintains insurance for certain professional liability claims and losses through a wholly owned captive insurance company that insures the first $2 million of claims and losses. Losses in excess of $2 million are insured through unrelated commercial insurance carriers.

Lack of Operating History

  In connection with the Reorganization, the Company ceased being one of the largest providers of long-term healthcare services and instead has limited its activities to owning and acquiring real estate and real estate related assets. With the exception of the Company's Chief Executive Officer, management has no experience operating a REIT, and management has no experience in operating a REIT in the healthcare industry. The Company has relied, and for the foreseeable future will need to rely, on Vencor to generate sufficient cash flow from its healthcare operations to enable Vencor to meet the rent obligations under the Master Leases.

Substantial Leverage and Ability to Raise Capital

  The Company is highly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of principal and interest on indebtedness. The Company is substantially dependent upon lease payments from Vencor to meet its interest expense and principal repayment obligations under its current debt facilities. These obligations will need to be met before distributions for any period are made to holders of Common Stock, except that the Company is permitted under its credit agreements to make such distributions as are necessary to maintain its status as a REIT. In addition, the credit standing of the Company will be affected by the general creditworthiness of Vencor.

  The Company has $275 million of indebtedness that matures on October 30, 1999. The Company will have to refinance the indebtedness, extend the maturity date of such indebtedness, raise equity, liquidate assets to pay such indebtedness, or implement a plan which includes a combination of the foregoing. There can be no assurance that the Company will be able to successfully implement such alternatives and any failure to do so could lead to an event of default under the Company's indebtedness.

  Adverse economic conditions could cause the terms on which the Company can obtain additional borrowings to become unfavorable. In such circumstances, if the Company is in need of capital to repay indebtedness as it matures or to otherwise finance indebtedness, the Company may be required to liquidate one or more investments in properties at times that may not permit realization of the maximum return on such investments, and which could result in adverse tax consequences to the Company. In addition, certain healthcare regulations may constrain the ability of the Company to sell assets. There can be no assurances that the Company

                                     27--1
will be able to meet its debt service obligations and, to the extent that it cannot, the Company risks the loss of some or all of its assets.

Lack of Control Over Properties

  The Company is dependent on the ability of Vencor, as triple-net lessee under the Master Leases, and its other lessees to manage and maintain the leased properties. The Company may be unable to take action if it believes Vencor is operating one of the leased properties inefficiently or in a manner adverse to the Company's interests, unless a specific material default exists under a Master Lease. In the case of such a default, the Company's redress may be limited to terminating the applicable Master Lease and seeking to recover damages from Vencor. See "--Relationship with Vencor--Master Lease Agreements." In such event, the Company would have to locate a suitable lessee/operator for the property under the applicable Master Lease. There can be no assurance that the Company will be able to locate another suitable lessee/operator or that if the Company is successful in locating such an operator, that the rental payments from such new operator would not be materially less than the existing rental payments. In addition, the ability of the Company to locate another suitable lessee/operator may be materially delayed or limited by various state licensing, receivorship, CON or other laws, as well as Medicare and Medicaid change of ownership rules.

Conflicts of Interest

  While the Company believes that the terms of the Master Leases and the other agreements with Vencor reflect terms that would have been obtained in arm's length negotiations, the Company and Vencor may be subject to conflicts of interest and loyalties when enforcing such terms. Because of the pre-existing and continuing ownership interests and interrelationships between certain members of management and directors of the Company and Vencor, there may be conflicts of interest and loyalties with respect to the ongoing operations of the Company and Vencor. W. Bruce Lunsford is currently Chairman of the Board of the Company and was Chief Executive Officer of the Company until December 1998. Mr. Lunsford was also Chairman of the Board and Chief Executive Officer of Vencor through January 1999 and President of Vencor through November 1998. Currently, however, there are no common members of management or common directors. In the event that the Master Leases or other agreements are not enforced on an arm's length basis, the Company's results of operations could be affected adversely. There can be no assurance that the enforcement of the terms of such agreements will occur in a manner similar to that which would occur between unrelated parties, although the Independent Committee of the Company's Board of Directors has taken and will continue to take steps to ensure arm's length enforcement by the Company of all agreements with Vencor.

Healthcare Industry Risks

 Dependence on Healthcare Industry

  Because all of the properties are used as healthcare facilities, the Company is directly affected by the risks associated with the healthcare industry. The ability of Vencor and the Company's other tenants and operators to generate profits and pay rent under their leases may be adversely affected by such risks. See "Business-- Governmental Regulation."

  Vencor and the other lessees derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. The Budget Act is intended to reduce the increase in Medicare payments by $115 billion and reduce the increase in Medicaid payments by $13 billion between 1998 through 2002 and made extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls by private payors are expected to continue. There can be no assurances that adequate reimbursement levels will continue to be available for services to be provided by Vencor and other lessees which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Vencor and other lessees.

 Extensive Regulation

  The healthcare industry is subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations, and deficiencies which if not corrected can result in sanctions which include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company's properties if the agencies believe that there is an imminent threat to patient welfare, and in some state these powers can include assumption of interim control over facilities through receiverships. The Anti-kickback Laws prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of its business, the Company's operators are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. See "Business--Governmental Regulation."

  The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on the operators' results of operations, financial condition, and their ability to make rental payments to the Company.

  In the event that any operator of the Company's properties fails to make rental payments to the Company or to comply with the applicable healthcare regulations and, in either case, such,operators or their lendors fail to cure the default prior to the expiration of the applicable cure period, the ability of the Company to evict that operator and substitute another operator or operators may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on the Company's ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. In addition, the Company may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

 Healthcare Reform

  Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, between 1998 and 2002. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the period between 1998 and 2002 based on specific program baseline projections from the last five years. Virtually all spending reductions will come from healthcare operators and changes in program components.

  The Budget Act reduced payments made to the hospitals operated by Vencor by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. The Budget Act also established Nursing Center PPS for cost reporting periods beginning on or after July 1, 1998. During a nursing center's first three cost reporting periods under Nursing Center PPS, the per diem rates will be based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates will be based solely on federal costs. The rates for such services were published by HCFA in the Federal Register on May 12, 1998. The payments received under Nursing Center PPS cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The payments that Vencor is receiving under Nursing Center PPS are substantially less than before enactment of the Budget Act. Vencor has been subject to Nursing Center PPS since July 1, 1998.

  The Budget Act established the National Bipartisan Commission on the Future of Medicare, which held its first meeting on March 6, 1998, and charged it with reviewing and analyzing financial conditions of Medicare, identifying problems that threaten the financial integrity of the Medicare Trust Fund, and making recommendations to address the program's long-term financing challenges. This Commission recently concluded its deliberations without making an official recommendation, but proposals considered by the commission are now under independent consideration by the Congress. The Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act.

  There can be no assurance that the Budget Act, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators which could have a material adverse effect on their ability to make rental payments to the Company.

Implementation of Original Business Strategy

  At the time of the Reorganization, the business strategy of the Company was to diversify itself from its Vencor tenant concentration. However, current conditions have impeded this strategy. If and when Vencor has stabilized its financial condition and the Company has resolved its short-term debt maturities, the Company intends to re-implement its original business strategy. Accordingly, if the Company does begin to pursue acquisitions or development of additional healthcare or other properties, it may encounter certain risks and/or financing constraints. Acquisitions entail general investment risk associated with any real estate investments, including risks that investments will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate, and the inability of the lessee/operator to meet performance expectations. The Company does not presently contemplate any development projects, although if the Company were to pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion. The fact that the Company must distribute 95% of its net taxable income in order to maintain its qualification as a REIT may limit the Company's ability to rely upon rental payments from its properties or subsequently acquired properties to finance acquisitions or new developments. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions or development activities might be curtailed or cash available for distribution would be affected adversely.

  The Company competes for investment opportunities with entities that have substantially greater financial resources than the Company. The Company's ability to compete successfully for such opportunities is affected by many factors, including the cost to the Company of obtaining debt and equity capital at rates comparable to or better than its competitors. Competition generally may reduce the number of suitable investment opportunities available to the Company and increase the bargaining power of property owners seeking to sell, thereby impeding the implementation of the Company's business strategy.

Risks Associated with REIT Status

 Failure to Qualify

  If the Company does not make an election to be taxed as a REIT because it cannot meet the applicable requirements for REIT qualification, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders will not be deductible by the Company, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. If the Company does not make an election to be taxed as a REIT with respect to the current taxable year (1999), it will not for that reason be prevented from making an election to be taxed as a REIT with respect to any subsequent taxable year.

  If the Company elects to be taxed as a REIT and that election is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests), the Company and its stockholders generally would be subject to the same tax consequences that are described in the preceding paragraph in the taxable year in which the Company ceased to qualify as a REIT. In addition, the Company would be prohibited from re-electing REIT status for the four taxable years following the year during which the Company ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is impossible to predict whether the Company would be entitled to such statutory relief.

 Inability to Maintain Required Distributions

  The Company is required to make distributions to its stockholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. See "Business--Federal Income Tax Considerations--Annual Distribution Requirements." The Company's funds from operations will be generated primarily by rental income from the Master Leases. Differences in timing between taxable income and cash flow could require the Company to borrow funds on a short-term basis to meet the 95% distribution requirement. The Company's debt facilities may restrict the ability of the Company to incur additional indebtedness under certain circumstances, thereby preventing the Company from borrowing funds in order to make such distributions. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

Potential Liabilities Due to Fraudulent Transfer Considerations and Legal Dividend Requirements

  The Reorganization and the simultaneous distribution of the Vencor common stock to the Ventas stockholders (the "Distribution") are subject to review under state fraudulent conveyance laws, and in the event of a bankruptcy proceeding, federal fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy of the Company or any of its respective subsidiaries) were to determine that, as of the Reorganization, the Company did not receive fair consideration or reasonably equivalent value for distributing the stock distributed in the Distribution and, at the time of the Distribution, the Company or any of its subsidiaries (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could order the holders of the stock distributed in the Distribution to return the value of the stock and any dividends paid thereon, bar future dividend and redemption payments on the stock, and invalidate, in whole or in part, the Distribution as a fraudulent conveyance.

  In addition, the Distribution is subject to review under state corporate distribution and dividend statutes. Under Delaware law, a corporation may not pay a dividend to its stockholders if (i) the net assets of the corporation do not exceed its capital, unless the amount proposed to be paid as a dividend is less than the corporation's net profits for the current and/or preceding fiscal year in which the dividend is to be paid, or (ii) the capital of the corporation is less than the aggregate amount allocable to all classes of its preferred stock.

  The Company believes that (i) the Company and each of its subsidiaries were solvent (in accordance with the foregoing definitions) at the time of Distribution, were able to repay their debts as they matured following the Reorganization and the Distribution and had sufficient capital to carry on their respective businesses and (ii) the Distribution was made entirely in compliance with Delaware Law.

There is no certainty, however, that a court would reach the same conclusions in determining whether the Company was insolvent at the time of, or after giving effect to, the Reorganization and the Distribution or whether lawful funds were available for the Distribution.

  The agreement between the Company and Vencor pursuant to which the Reorganization was effected (the "Reorganization Agreement") and certain of the ancillary agreements to the Reorganization Agreement provide for the allocation, immediately prior to the Distribution, of certain debt of the Company. Further, pursuant to the Reorganization Agreement, from and after the date of the Reorganization and the Distribution, each of the Company and Vencor is responsible for the debts, liabilities and other obligations related to the businesses which it owns and operates following the consummation of the Reorganization and the Distribution. It is possible that a court would disregard the allocation agreed to among the parties, and require the Company or Vencor to assume responsibility for obligations allocated to the other, particularly if the other were to refuse or to be unable to pay or perform the subject allocated obligations.

Unasserted Claims

  During the Company's discussions with Vencor, Vencor has asserted various potential claims against the Company arising out of the Reorganization. The Company intends to vigorously defend these claims if they are asserted in a legal or mediation proceeding. If these claims were to prevail, it could have material adverse effect on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreement and could prevent the Company from paying dividends to its stockholders required to maintain its status as a REIT.

Effects of Bankruptcy Proceedings

  The Company's ability to manage its assets and operations is subject to state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents, and with respect to tenants of the Company who are subject to a bankruptcy proceeding, to federal bankruptcy laws. If a tenant files for bankruptcy protection, the tenant, including without limitation, Vencor, will have an obligation to pay rent to the Company as landlord during the pendancy of the proceeding. The tenant will also have the right to assume or reject any real property lease to which the tenant is a party. If the tenant assumes a real property lease, it must do so pursuant to the original contract terms and it must cure all pre-petition and all post-petition defaults under the lease. If the tenant rejects a real property lease, the Company may lease the property to another tenant. If a tenant becomes insolvent or files for bankruptcy protection, there can be no assurances that the Company will be able to timely recover the premises from the tenant or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. There can also be no assurances that the Company will receive rent in the proceeding equal to the amount set forth in the leases or sufficient to cover the Company's expenses with respect to the premises. If a tenant becomes subject to bankruptcy protection, the U.S. Bankruptcy Code will apply, which may restrict the amount and recoverability of the Company's claims against the tenant. These proceedings could have a material adverse effect on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreements and could prevent the Company from paying dividends to its stockholders as required to maintain its status as a REIT.

  If Vencor were to become a debtor in a bankruptcy case commenced under the U.S. Bankruptcy Code, then Vencor as a debtor in possession or any trustee appointed for it could seek to avoid transfers made and obligations incurred as part of the Reorganization. Under fraudulent transfer laws, such transfers and obligations could be avoided if they were made or incurred with the actual intent to delay, hinder or defraud creditors. They also could be avoided if, as of the Reorganization, Vencor did not receive fair consideration or reasonably equivalent value in exchange for the transfers and obligations made and incurred by it and, at the time of the Reorganization, Vencor (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature.

  The Company believes that Vencor was solvent (in accordance with the foregoing definitions) at the time of Reorganization, was able to repay its debts as they matured following the Reorganization and had sufficient capital to carry on its business. Moreover, the Company at the time of the Reorganization received third party opinions as to Vencor's solvency and the adequacy of Vencor's capitalization. There is no certainty, however, that a court would reach the same conclusions in determining whether Vencor was insolvent or adequately capitalized at the time of, or after giving effect to, the Reorganization.

Item 2. Properties

  The Company believes that it has a high quality portfolio of healthcare facilities, diversified in terms of geography and healthcare services provided at such facilities. The Company believes that the geographic diversity of the leased properties makes the portfolio less susceptible to adverse changes in state regulation and regional economic downturns. The long-term acute care hospitals owned by the Company primarily provide long-term acute care to medically complex, chronically ill patients, covering approximately 4,194 beds in 45 hospitals. The nursing centers owned by the Company are leading providers of rehabilitation services, including physical, occupational and speech therapies, and care for patients with Alzheimer's disease, covering approximately 28,492 beds in 219 nursing centers. The personal care facilities owned by the Company provide services including supporting living services, neurorehabilitation, neurobehavioral management and vocational programs, covering approximately 136 beds in eight centers.


                                     32--1

  The following table sets forth certain information for each hospital owned by the Company:

                                                Total Annual        Licensed
Facility and Location                         Rent by State (1) Beds by Facility
---------------------                         ----------------- ----------------
ARIZONA:                                         $ 2,814,000
Vencor Hospital--Phoenix.....................                          58
Vencor Hospital--Tucson......................                          51

CALIFORNIA:                                      $11,187,000
THC, Orange County...........................                          48
Vencor Hospital--Ontario.....................                          91
Vencor Hospital--San Leandro.................                          99
Vencor Hospital--Orange County...............                          99
Vencor Hospital--San Diego...................                          70
Recovery Inn of Menlo Park...................                          16

COLORADO:                                        $ 2,360,000
Vencor Hospital--Denver......................                          68

FLORIDA:                                         $13,458,000
Vencor Hospital--Central Tampa...............                         102
Vencor Hospital--Coral Gables................                          53
Vencor Hospital--Ft. Lauderdale..............                          64
Vencor Hospital--Hollywood...................                         124
Vencor Hospital--St. Petersburg..............                          60
Vencor Hospital--North Florida...............                          60

ILLINOIS:                                        $11,921,000
Vencor Hospital--Chicago North...............                         205
Vencor Hospital--Sycamore....................                          77
Vencor Hospital--Northlake...................                          94
Vencor Hospital--Lake Shore..................                         103

INDIANA:                                         $ 3,392,000
Vencor Hospital--Indianapolis................                          59
Vencor Hospital--LaGrange....................                          62

KENTUCKY:                                        $ 4,189,000
Vencor Hospital--Louisville..................                         374

LOUISIANA:                                       $   500,000
Vencor Hospital--New Orleans.................                         168

MASSACHUSETTS:                                   $ 2,912,000
Vencor Hospital--Boston......................                          36
Vencor Hospital--Boston Northshore...........                          50

MICHIGAN:                                        $ 2,556,000
Vencor Hospital--Metro Detroit...............                         240
Vencor Hospital--Detroit.....................                         160

MINNESOTA:                                       $   800,000
Vencor Hospital--Minneapolis.................                         111

MISSOURI:                                        $ 5,212,000
Vencor Hospital--Kansas City.................                         167
Vencor Hospital--St. Louis...................                          60

                                                               Total    Licensed
                                                            Annual Rent Beds by
Facility and Location                                       by State(1) Facility
---------------------                                       ----------- --------
NEVADA:                                                     $   500,000
THC--Las Vegas Hospital....................................                 52

NEW MEXICO:                                                 $   600,000
Vencor Hospital--Albuquerque(2)............................                 61

NORTH CAROLINA:                                             $ 6,147,000
Vencor Hospital--Greensboro................................                124

OKLAHOMA:                                                   $ 1,492,000
Vencor Hospital--Oklahoma City.............................                 59

PENNSYLVANIA:                                               $ 3,508,000
Vencor Hospital--Philadelphia..............................                 52
Vencor Hospital--Pittsburgh................................                 63

TENNESSEE:                                                  $ 1,602,000
Vencor Hospital--Chattanooga...............................                 49

TEXAS:..................................................... $10,454,000
Vencor Hospital--Ft. Worth Southwest.......................                 80
Vencor Hospital--Ft. Worth West............................                 67
Vencor Hospital--Houston(2)................................                 94
Vencor Hospital--Houston Northwest.........................                 84
Vencor Hospital--Mansfield.................................                 55
Vencor Hospital--San Antonio...............................                 59

VIRGINIA:.................................................. $ 3,802,000
Vencor Hospital--Arlington.................................                206

WISCONSIN:................................................. $   834,000
Vencor Hospital--Mt. Carmel................................                 60
                                                            -----------  -----
TOTAL...................................................... $90,240,000  4,194
                                                            ===========  =====

--------
(1) Based on contract rental amounts as of March 1, 1999
(2) The land is leased under a ground lease and improvements are owned by the Company. Upon expiration of ground lease, improvements revert to the landlord.

  The following table sets forth certain information for each nursing center that is owned or leased by the Company:

                                                              Total
                                                              Annual   Licensed
                                                             Rent by   Beds by
Facility and Location                                        State(1)  Facility
---------------------                                       ---------- --------
ALABAMA:..................................................  $2,507,000
Rehabilitation & Healthcare Center of Huntsville--
 Huntsville...............................................               159
Rehabilitation & Healthcare Center of Birmingham--
 Birmingham(2)............................................               114
Rehabilitation & Healthcare Center of Mobile--Mobile(2)...               174

ARIZONA:..................................................  $2,624,000
Valley Healthcare & Rehabilitation Center--Tucson.........               147
Desert Life Rehabilitation & Care Center--Tucson..........               240
Sonoran Rehabilitation & Care Center--Phoenix.............               100
Villa Campana Healthcare Center--Tucson...................               120
Kachina Point Health Care & Rehabilitation--Sedona........               120
Hacienda Rehabilitation and Care Center--Sierra Vista(3)..               100

                                            Total Annual        Licensed
Facility and Location                     Rent by State (1) Beds by Facility
---------------------                     ----------------- ----------------
CALIFORNIA:.............................     $5,389,000
Nob Hill Healthcare Center--San
 Francisco..............................                          180
Canyonwood Nursing & Rehabilitation
 Center--Redding........................                          115
Californian Care Center--Bakersfield....                          160
Magnolia Gardens Care Center--
 Burlingame.............................                           84
Lawton Healthcare Center--San
 Francisco..............................                           75
Valley Gardens Healthcare &
 Rehabilitation--Stockton...............                          120
Alta Vista Healthcare Center--
 Riverside..............................                           99
Maywood Acres Healthcare Center--
 Oxnard.................................                           98
La Veta Healthcare Center--Orange(2)....                          112
Bay View Nursing & Rehabilitation
 Center--Alameda........................                          180
Village Square Nursing & Rehabilitation
 Center--San Marcos.....................                          120

COLORADO:                                    $4,910,000
Cherry Hills Health Care Center--
 Englewood..............................                           95
Aurora Care Center--Aurora..............                          120
Castle Garden Care Center--Northglenn...                          180
Brighton Care Center--Brighton..........                          120

CONNECTICUT:                                 $4,625,000
Andrew House Healthcare--New Britain....                           90
Camelot Nursing & Rehabilitation
 Center--New London.....................                           66
Hamilton Rehabilitation & Healthcare
 Center--Norwich........................                          160
Windsor Rehabilitation & Healthcare
 Center--Windsor........................                          120
Nutmeg Pavilion Healthcare--New London..                          140
Parkway Pavilion Healthcare--Enfield....                          140
Courtland Gardens Health Center, Inc.--
 Stamford...............................                          180
Homestead Health Center--Stamford.......                           87

FLORIDA:                                     $8,400,000
Bay Pointe Nursing Pavilion--St.
 Petersburg.............................                          120
East Manor Medical Care Center--
 Sarasota...............................                          169
Healthcare & Rehabilitation Center of
 Sanford--Sanford.......................                          114
Titusville Rehabilitation & Nursing
 Center--Titusville.....................                          157
Colonial Oaks Rehabilitation Center-Ft.
 Myers--Ft. Myers.......................                          120
Carrollwood Care Center--Tampa..........                          120
Evergreen Woods Healthcare &
 Rehabilitation--Springhill.............                          120
Rehabilitation & Healthcare Center of
 Tampa--Tampa...........................                          174
Rehabilitation & Healthcare Center of
 Cape Coral--Cape Coral.................                          120
Casa Mora Rehabilitation & Extended
 Care--Bradenton........................                          240
North Broward Rehabilitation & Nursing
 Center--Pompano Beach..................                          194
Highland Pines Rehabilitation Center--
 Clearwater.............................                          120
Pompano Rehabilitation & Nursing
 Center--Pompano Beach..................                          127
Abbey Rehabilitation & Nursing Center--
 St. Petersburg.........................                          152
Windsor Woods Convalescent Center--
 Hudson.................................                          103

GEORGIA:                                     $2,597,000
Savannah Rehabilitation & Nursing
 Center--Savannah.......................                          120
Specialty Care of Marietta--Marietta....                          146
Lafayette Nursing & Rehabilitation
 Center--Fayetteville...................                          179
Savannah Specialty Care Center--
 Savannah...............................                          104
Tucker Nursing Center--Tucker...........                          148

                                               Total Annual        Licensed
Facility and Location                        Rent by State (1) Beds by Facility
---------------------                        ----------------- ----------------
IDAHO:                                          $ 4,127,000
Cascade Care Center--Caldwell..............                          112
Emmett Rehabilitation and Healthcare--
 Emmett....................................                           95
Lewiston Rehabilitation and Care Center--
 Lewiston..................................                           96
Nampa Care Center--Nampa...................                          151
Weiser Rehabilitation and Care Center--
 Weiser....................................                           89
Moscow Care Center--Moscow.................                           94
Mountain Valley Care and Rehabilitation--
 Kellogg...................................                           68
Hillcrest Rehabilitation and Care Center--
 Boise.....................................                          123

INDIANA:                                        $11,879,489
Rolling Hills Health Care Center--New
 Albany....................................                          115
Royal Oaks Healthcare & Rehabilitation
 Center--Terre Haute.......................                          230
Southwood Health & Rehabilitation Center--
 Terre Haute...............................                          149
Valley View Health Care Center--Elkhart....                          140
Wildwood Healthcare Center--Indianapolis...                          173
Meadowvale Healthcare & Rehabilitation
 Center--Bluffton..........................                          120
Columbia Healthcare Facility--Evansville...                          186
Bremen Health Care Center--Bremen..........                           97
Windsor Estates Health & Rehabilitation
 Center--Kokomo............................                          145
Muncie Health Care & Rehabilitation--
 Muncie....................................                          205
Parkwood Health Care Center--Lebanon.......                          153
Westview Nursing & Rehabilitation Center--
 Bedford...................................                          149
Columbus Health & Rehabilitation Center--
 Columbus..................................                          235
Wedgewood Healthcare Center--Clarksville...                          124
Vencor Corydon--Corydon....................                           80

KENTUCKY:                                       $ 7,247,000
Rosewood Health Care Center--Bowling
 Green.....................................                          186
Oakview Nursing & Rehabilitation Center--
 Calvert City..............................                          116
Cedars of Lebanon Nursing Center--Lebanon..                           94
Winchester Centre for
 Health/Rehabilitation--Winchester.........                          192
Riverside Manor Health Care--Calhoun.......                           84
Maple Manor Healthcare Center--Greenville..                          101
Danville Centre for Health &
 Rehabilitation--Danville..................                          106
Lexington Centre for Health &
 Rehabilitation--Lexington.................                          180
North Centre for Health & Rehabilitation--
 Louisville................................                          120
Hillcrest Health Care Center--Owensboro....                          156
Woodland Terrace Health Care Facility--
 Elizabethtown.............................                          118
Harrodsburg Health Care Center--
 Harrodsburg...............................                          112

MAINE:                                          $ 4,121,000
Augusta Rehabilitation Center--Augusta.....                           78
Eastside Rehabilitation and Living Center--
 Bangor....................................                           78
Winship Green Nursing Center--Bath.........                           72
Brewer Rehabilitation & Living Center--
 Brewer....................................                          114
Kennebunk Nursing Center--Kennebunk........                           80
Norway Rehabilitation & Living Center--
 Norway....................................                           73
Shore Village Rehabilitation & Nursing
 Center--Rockland..........................                           61
Westgate Manor--Bangor.....................                          118
Brentwood Rehabilitation & Nursing Center--
 Yarmouth..................................                           83
Fieldcrest Manor Nursing Center--
 Waldoboro.................................                           70

                                               Total Annual        Licensed
Facility and Location                        Rent by State (1) Beds by Facility
---------------------                        ----------------- ----------------

MASSACHUSETTS:                                  $15,609,000
Laurel Ridge Rehabilitation & Nursing
 Center--Jamaica Plain.....................                          120
Blue Hills Alzheimer's Care Center--
 Stoughton.................................                          101
Brigham Manor Nursing & Rehabilitation
 Center--Newburyport.......................                           64
Presentation Nursing & Rehabilitation
 Center--Brighton..........................                          122
Country Manor Rehabilitation & Nursing
 Center--Newburyport.......................                          123
Crawford Skilled Nursing & Rehabilitation
 Center--Fall River........................                          124
Hallmark Nursing & Rehabilitation Center--
 New Bedford...............................                          124
Sachem Nursing & Rehabilitation Center--
 East Bridgewater..........................                          123
Hammersmith House Nursing Care Center--
 Saugus....................................                           88
Oakwood Rehabilitation & Nursing Center--
 Webster...................................                           81
Timberlyn Heights Nursing & Alzheimer's
 Center Great--Barrington..................                           78
Star of David Nursing &
 Rehabilitation/Alzheimer's Center--West
 Roxbury...................................                          149
Brittany Healthcare Center--Natick.........                          126
Briarwood Health Care Nursing Center--
 Needham...................................                          120
Westridge Healthcare Center--Marlborough...                          196
Bolton Manor Nursing Center--Marlborough...                          160
Hillcrest Nursing Center--Fitchburg........                           96
Country Gardens Skilled Nursing &
 Rehabilitation--Swansea...................                           86
Quincy Rehabilitation & Nursing Center--
 Quincy....................................                          139
West Roxbury Manor--West Roxbury...........                           76
Newton and Wellesley Alzheimer Center--
 Wellesley.................................                          110
Den-Mar Rehabilitation & Nursing Center--
 Rockport(2)...............................                           80
Eagle Pond Rehabilitation & Living Center--
 South Denis...............................                          142
Blueberry Hill Healthcare--Beverly.........                          146
Colony House Nursing & Rehabilitation
 Center--Abington..........................                          102
Embassy House Skilled Nursing &
 Rehabilitation--Brockton..................                          123
Franklin Skilled Nursing & Rehabilitation
 Center--Franklin..........................                           82
Great Barrington Rehabilitation & Nursing
 Center--Great Barrington..................                          106
River Terrace--Lancaster...................                           82
Walden Rehabilitation & Nursing Center--
 Concord...................................                          123
Harrington House Nursing & Rehabilitation
 Center--Walpole...........................                           90

MICHIGAN:                                       $ 1,489,704
Birchwood Care Center--Marne...............                          239
Grayling Health Care Center--Grayling......                          120
Clara Barton Terrace--Flint................                          149
Mary Avenue Care Center--Lansing...........                          134

MINNESOTA:                                      $   250,000
Bearcreek Rehabilitation Center--
 Rochester(7)..............................                          159

MONTANA:                                        $ 1,972,000
Park Place Health Care Center--Great
 Falls.....................................                          223
Parkview Acres Care & Rehabilitation
 Center--Dillon............................                          108

NEBRASKA:                                       $ 1,629,000
Homestead Healthcare and Rehabilitation
 Center--Lincoln...........................                          167

NEVADA:                                         $ 1,042,188
Las Vegas Healthcare & Rehabilitation
 Center--Las Vegas.........................                           79
Torrey Pines Care Center--Las Vegas(4).....                          105(4)
Shadowmountain Convalescent Center--Las
 Vegas.....................................                          125

                                               Total Annual        Licensed
Facility and Location                        Rent by State (1) Beds by Facility
---------------------                        ----------------- ----------------
NEW HAMPSHIRE:                                  $3,029,000
Dover Rehabilitation & Living Center--
 Dover.....................................                          112
Greenbriar Terrace Healthcare--Nashua(2)...                          300
Hanover Terrace Healthcare--Hanover........                          100

NORTH CAROLINA:                                 $9,277,000
Pettigrew Rehabilitation & Healthcare
 Center--Durham............................                          107
LaSalle Healthcare Center--Durham..........                          126
Sunnybrook Alzheimer's & Healthcare
 Specialist--Raleigh.......................                          126
Blue Ridge Rehabilitation & Healthcare
 Center--Asheville.........................                          120
Raleigh Rehabilitation & Healthcare
 Center--Raleigh...........................                          174
Rose Manor Health Care Center--Durham......                          123
Cypress Pointe Rehabilitation & Healthcare
 Center--Wilmington........................                          100
Winston-Salem Rehabilitation & Healthcare
 Center--Winston-Salem.....................                          230
Silas Creek Manor--Winston-Salem...........                           99
Lincoln Nursing Center--Lincolnton.........                          120
Guardian Care of Roanoke Rapids--Roanoke
 Rapids....................................                          110
Guardian Care of Henderson--Henderson......                           80
Rehabilitation & Nursing Center of Monroe--
 Monroe....................................                          174
Guardian Care of Kinston--Kinston..........                          114
Guardian Care of Zebulon--Zebulon..........                           60
Guardian Care of Rocky Mount--Rocky
 Mount(1)..................................                          118
Rehabilitation & Health Center of
 Gastonia--Gastonia........................                          118
Chapel Hill Rehabilitation & Healthcare
 Center--Chapel Hill.......................                          120
Guardian Care of Elizabeth City--Elizabeth
 City(5)...................................                          120

OHIO:                                           $8,552,836
Franklin Woods Health Care Center--
 Columbus..................................                          100
Chillicothe Nursing & Rehabilitation
 Center--Chillicothe.......................                          101
Pickerington Nursing & Rehabilitation
 Center--Pickerington......................                          100
Logan Health Care Center--Logan............                          159
Winchester Place Nursing & Rehabilitation
 Center Canal--Winchester..................                          201
Minerva Park Nursing & Rehabilitation
 Center--Columbus..........................                          101
West Lafayette Rehabilitation & Nursing
 Center--West Lafayette....................                           96
Cambridge Healthcare & Rehabilitation
 Center--Cambridge.........................                          159
Coshocton Healthcare & Rehabilitation
 Center--Coshocton.........................                          110
Bridgepark Center for Rehabilitation &
 Nursing Service--Akron....................                          174
Lebanon Country Manor--Lebanon.............                          100
Marietta Convalescent Center--Marietta.....                          150
Marigande--Sylvania Nursing Center--
 Toledo....................................                           99

OREGON:                                         $  706,000
Sunnyside Care Center--Salem...............                          124
Medford Rehabilitation and Healthcare
 Center--Medford...........................                          130

PENNSYLVANIA:                                   $  625,000
Wyomissing Nursing & Rehabilitation
 Center--Reading...........................                          103

RHODE ISLAND:                                   $1,082,000
Health Havens Nursing & Rehabilitation
 Center--E. Providence.....................                           58
Oak Hill Nursing & Rehabilitation Center--
 Pawtucket.................................                          143

                                               Total Annual        Licensed
Facility and Location                        Rent by State (1) Beds by Facility
---------------------                        ----------------- ----------------
TENNESSEE:                                     $  3,616,322
Madison Healthcare & Rehabilitation
 Center--Madison...........................                            102
Cordova Rehabilitation & Nursing Center--
 Cordova...................................                            284
Primacy Healthcare & Rehabilitation
 Center--Memphis...........................                            120
Masters Health Care Center--Algood.........                            175

TEXAS:                                         $    250,000
San Pedro Manor--San Antonio...............                            150

UTAH:                                          $  3,173,000
Wasatch Care Center--Ogden.................                             69
Crosslands Rehabilitation & Health Care
 Center--Sandy.............................                            120
St. George Care and Rehabilitation Center--
 St. George................................                            159
Federal Heights Rehabilitation & Nursing
 Center--Salt Lake City....................                            154
Wasatch Valley Rehabilitation--Salt Lake
 City......................................                            118

VERMONT:                                       $    738,000
Birchwood Terrace Healthcare--
 Burlington(2).............................                            160

VIRGINIA:                                      $  2,262,000
Nansemond Pointe Rehabilitation & Health
 Care Center--Suffolk......................                            194
Harbour Pointe Medical & Rehabilitation
 Centre--Norfolk...........................                            172
River Pointe Rehabilitation & Healthcare
 Center--Virginia Beach....................                            160
Bay Pointe Medical & Rehabilitation
 Centre--Virginia Beach....................                            118

WASHINGTON:                                    $  5,658,000
Arden Rehabilitation & Healthcare Center--
 Seattle...................................                            100
Northwest Continuum Care Center--Longview..                             74
Bellingham Health Care & Rehabilitation
 Services--Bellingham......................                            111
Rainier Vista Care Center--Puyallup........                            120
Lakewood Healthcare Center--Lakewood.......                             80
Vencor of Vancouver Healthcare &
 Rehabilitation--Vancouver.................                             98
Heritage Health & Rehabilitation Center--
 Vancouver.................................                             53
Edmonds Rehabilitation & Healthcare
 Center--Edmonds...........................                             98
Queen Anne Healthcare--Seattle.............                            171

WISCONSIN:                                     $ 13,147,000
Eastview Medical & Rehabilitation Center--
 Antigo....................................                            173
Colonial Manor Medical & Rehabilitation
 Center--Wausau............................                            152
Colony Oaks Care Center--Appleton..........                            102
North Ridge Medical & Rehabilitation
 Center--Manitowoc.........................                            120
Vallhaven Care Center--Neenah..............                            133
Kennedy Park Medical & Rehabilitation
 Center--Schofield.........................                            164
Family Heritage Medical & Rehabilitation
 Center--Wisconsin Rapid...................                            140
Mt. Carmel Medical & Rehabilitation
 Center--Burlington........................                            155
Mt. Carmel Healthcare & Rehabilitation
 Center--Milwaukee.........................                            657(5)
Sheridan Medical Complex--Kenosha..........                            106
Woodstock Healthcare & Rehabilitation
 Center--Kenosha...........................                            183
San Luis Medical and Rehabilitation
 Center--Green Bay.........................                            164
WYOMING:                                       $  2,236,000
Mountain Towers Healthcare &
 Rehabilitation--Cheyenne..................                            170
South Central Wyoming Healthcare &
 Rehabilitation--Rawlins...................                             90
Wind River Healthcare & Rehabilitation
 Center--Riverton..........................                             90
Sage View Care Center--Rock Springs........                            101
                                               ------------         ------
TOTAL......................................    $134,770,539         28,492
                                               ============         ======

--------
(1) Based on contract rental amounts as of March 1, 1999
(2) The land is leased under a ground lease and improvements are owned by the Company. Upon expiration of ground lease, improvements revert to the landlord.
(3) Property is leased by the Company with an absolute option to purchase on or after September 1, 1999. The consideration to be paid by the Company will be in the form of the cancellation of a $2.7 million note made by the landlord/owner payable to the order of the Company.
(4) In accordance with the terms of the Master Lease, the 15 acute care hospital beds located in this facility were converted to nursing center beds in 1998.
(5) Property is leased by the Company. The Company has exercised its option to purchase the facility and is in a dispute with the present owner of the property regarding the validity of the Company's option to purchase the facility.
(6) In January 1999, the Company agreed to a reduction in the number of licensed beds to 457 beds. The Company agreed to this reduction in connection with a global settlement by Vencor of certain de-certification actions by the state and federal regulatory authorities relative to this facility. See "Legal Proceedings."
(7) The operator of this facility has failed to pay rent since February 1, 1999. In addition, the operator has indicated that it may file liquidation proceedings under the federal bankruptcy laws.

  The following table sets forth certain information for each personal care facility owned by the Company:

                                                 Total Annual       Licensed
Facility and Location                          Rent by State(1) Beds by Facility
---------------------                          ---------------- ----------------
TEXAS:                                             $730,644
                                                   ========
Tangram -- 8 sites............................                        136
                                                                      ===

--------
(1) Based on contract rental amounts as of March 1, 1999

Item 3. Legal Proceedings

  The following litigation and other matters arose from the Company's operations prior to the Reorganization. In connection with the Reorganization, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the Reorganization and which arose out of the ownership or operation of the healthcare operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the Reorganization which arose out of the ownership and operation of the healthcare operations. However, there can be no assurance that Vencor will continue to defend the Company in such proceedings and actions or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such indemnification obligations or its obligations incurred in connection with the Reorganization. In addition, the following descriptions are based on information provided to the Company by Vencor. Because the Company and Vencor have been unable to agree to date on acceptable terms for the sharing of certain information, the Company has not been able to and has not conducted an independent investigation to verify the facts surrounding these proceedings or actions.

  On October 21, 1998, Vencor was notified by HCFA Administrator in Chicago, Illinois and the State of Wisconsin that the Medicare and Medicaid certification for its 657-bed skilled nursing facility known as Mt. Carmel Health & Rehabilitation Center in Milwaukee, Wisconsin (the "Facility") would be terminated effective November 6, 1998. The State of Wisconsin Department of Health and Family Services also informed Vencor that the Facility's license would be terminated as of February 13, 1999. The Facility appealed that termination. These actions resulted from the Facility's failure to attain substantial compliance with federal and state requirements by an October 12, 1998 deadline. On November 6, 1998, Vencor filed an action against HCFA in Federal District Court in Washington, D.C. and obtained an order enjoining HCFA and its agents, including the State of Wisconsin, from terminating the Facility's certification and from relocating any of the Facility's residents. That case was dismissed after Vencor reached agreements with state and federal authorities to settle all fines and penalties and extend the threatened certification termination date to January 29, 1999. Vencor has paid state and federal fines totaling $500,000. On January 29, 1999, the Facility was determined to be in substantial compliance with federal and state requirements, which removed the threat of Medicare and Medicaid decertification. On January 29, 1999, the Facility's license and operations were transferred to Benedictine Health Dimensions ("BHD"), an unrelated entity, under a management agreement with Vencor. There was no reduction in the rent under the applicable Master Lease in connection with the transfer of the licenses and operations to BHD, and Vencor remains primarily liable for the payment of the full rental amount and the performance of all the tenant's obligations under the applicable Master Lease. Vencor pays BHD a management fee under the management agreement.

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida (which was subsequently transferred to Vencor in the Reorganization), which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, HCFA imposed a fine of $113,000. Vencor, on behalf of the Company, appealed both the AHCA and HCFA fines and has settled both appeals for a total of $370,000. Vencor, on behalf of the Company, submitted an acceptable plan of correction at the Tampa nursing center and was informed by AHCA that "immediate jeopardy" no longer existed. The threatened termination of the Tampa nursing center's Medicare provider agreement also was reversed. The temporary injunction order has been dissolved, and that legal action has been dismissed.

  The Tampa Prosecuting Attorney's office has indicated to Vencor that it was conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. Vencor cooperated fully with this investigation and has been informed that no action will be taken against Vencor.

  Vencor received notice in June 1998 that the State of Georgia found regulatory violations with respect to patient discharges, among other things, at one of Vencor's nursing centers in Savannah, Georgia. The state recommended a federal fine of $543,000 for these violations, which HCFA has imposed. Vencor has appealed this fine.

  The HCFA Administrator of the Medicare and Medicaid programs indicated in April 1998 that the operations at the Company's facilities in other states also are being monitored.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's nursing centers nationwide (which were subsequently transferred to Vencor in the Reorganization). The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. Vencor, on behalf of the Company, is defending this action vigorously.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999, the court granted Vencor's motion, acting on behalf of the Company, to dismiss the case. The plaintiff has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. Vencor, on behalf of the Company, is defending this action vigorously.

  A stockholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of Vencor and the Company against certain current and former executive officers and directors of Vencor and the Company. The complaint alleges that the defendants damaged the Vencor and the Company by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of Vencor and the Company. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that Vencor and the Company have an effective remedy. Vencor and the Company each believe that the allegations in the complaint are without merit and Vencor, on behalf of the Company, intends to defend this action vigorously.

  A class action lawsuit entitled Jules Brody v. Transitional Hospital Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted Vencor's motion, acting on behalf of the Company, to dismiss with leave to amend the
Section 10(b) claim and the state law claims for misrepresentation. The court denied Vencor's motion to dismiss the Section 14(e) and Section 20(a) claims. Vencor, on behalf of the Company, has filed a motion for reconsideration and intends to defend vigorously this action.

  Vencor's subsidiary, American X-Rays, Inc. ("AXR"), which was previously a subsidiary of the Company, is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil law suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than

$1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. Vencor, on behalf of the Company, cooperated fully in the criminal investigation. Vencor, on behalf of the Company, is defending vigorously the qui tam action.

  On June 6, 1997, Transitional announced that it had been advised that it was the target of a federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra, Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. In March 1998, the Company was added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnerships' former Medicare billing practices. Vencor, on behalf of the Company, is vigorously defending the action.

  Vencor's subsidiary, TheraTx, which was previously a subsidiary of the Company, was a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claimed that they were entitled to up to $40 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx asserted fraud counterclaims against the plaintiffs relating to the original purchase. This case, along with other pending claims between TheraTx and the various plaintiffs, was settled in January 1999 by TheraTx's payment of $16.2 million in cash and other consideration to the plaintiffs. All legal actions between the parties have been dismissed pursuant to the settlement.

  Vencor has been informed by the U.S. Department of Justice that it is the subject of ongoing investigations into various aspects of its Medicare billing practices. This investigation also includes the Company's healthcare operations prior to the date of the Reorganization. Vencor is cooperating fully in the investigations.

  Vencor is a party to certain legal actions and regulatory investigations arising in the normal course of its business. Neither the Company nor Vencor is able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to Vencor's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Vencor's liquidity, financial position or results of operations, which in turn could have a material adverse effect on the results of operations and financial condition of the Company and on the ability of the Company to meet the terms of its credit agreements and could prevent the Company from paying dividends to its stockholders as required to maintain its status as a REIT.

  The Company is a party to certain legal actions and regulatory investigations which arise from the normal course of its prior healthcare operations. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that other regulatory agencies will not initiate additional investigations related to the Company's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages (as of January 1, 1999) and present and past positions of the persons who are the current executive officers of the Company.

            Name             Age                     Position
            ----             ---                     --------
W. Bruce Lunsford...........  51 Chairman of the Board
Debra A. Cafaro.............  41 Chief Executive Officer, President and Director
Steven T. Downey............  41 Vice President and Chief Financial Officer
T. Richard Riney............  41 Vice President, General Counsel and Secretary
John C. Thompson............  31 Vice President, Corporate Development

  W. Bruce Lunsford, an attorney, has served as Chairman of the Board since the Company commenced operations on May 1, 1998. From May 1, 1998 through December 1998, Mr. Lunsford also served as Chief Executive Officer of the Company. Mr. Lunsford was a founder of Vencor and served as Chairman of the Board, Chief Executive Officer and President of Vencor from the time it commenced operations in 1985 until the time of the Reorganization. Mr. Lunsford served as Chairman of the Board and Chief Executive Officer of Vencor from May 1, 1998 until January 21, 1999 and as President of Vencor from May 1, 1998 until November 1998. Mr. Lunsford is a director of Churchill Downs Incorporated, and Res-Care, Inc.

  Debra A. Cafaro joined the Company on March 5, 1999. From April 1997 to May 1998, she served as President and Director of Ambassador Apartments, Inc. (NYSE: AAH), a real estate investment trust. Ms. Cafaro was a founding member of the Chicago law firm Barack Ferrazzano Kirschbaum Perlman & Nagelberg, becoming a partner in 1987, where her areas of concentration were real estate, finance and corporate transactions. Ms. Cafaro is admitted to the Bar in Illinois and Pennsylvania. She is a member of the National Association of Real Estate Investment Trusts ("NAREIT"), the National Multi-Housing Council, and both the American and Chicago Bar Associations.

  Steven T. Downey, a certified public accountant, has served as Vice President and Chief Financial Officer of the Company since September 1998. He served as Vice President and Controller of Providian Corporation from 1993 until 1997. Prior to that position, Mr. Downey held various management positions with Providian Corporation from 1991 until 1993. Mr. Downey was employed by Ernst & Young from 1978 to 1991. Mr. Downey is a member of NAREIT, the American Institute of Certified Public Accountants and is a certified public accountant in the State of Florida.

  T. Richard Riney has served as Vice President, General Counsel and Secretary of the Company since May 1998. He served as Transactions Counsel of Vencor from April 1996 to April 1998. From May 1992 to March 1996, Mr. Riney was a partner of Hirn, Reed & Harper, a law firm based in Louisville, Kentucky. Mr. Riney is a member of NAREIT and the American, Indiana and Kentucky Bar Associations.

  John C. Thompson has served as Vice President, Corporate Development of the Company since January 1999. He served as Director of Acquisitions from May 1998 to January 1999. Mr. Thompson served as Director of Development of Vencor from April 1996 to May 1998 and as Development Manager of Vencor from 1993 to April 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the ticker symbol of VTR. As of the close of business on March 22, 1999, there were 67,895,781 shares of Common Stock outstanding and approximately 4,098 stockholders of record. The prices in the table below, for the calendar quarters indicated since the Reorganization, represent the high and low sales prices for the Common Stock as reported on the NYSE. No cash dividends were paid on Common Stock during such periods.

                                                                  Sales Price
                                                                of Common Stock
                                                                ---------------
Calendar Quarter                                                 High     Low
----------------                                                ------- -------
Second Quarter (since May 1,1998).............................. $18 1/8 $13 1/2
Third Quarter..................................................     15      10
Fourth Quarter.................................................  13 1/8   9 1/2

  The Company declared its first dividend of $0.39 per share on January 13, 1999 payable to stockholders of record on January 29, 1999. The Company currently intends to make distributions to its stockholders on a quarterly basis and anticipates that its quarterly dividends will be equal to a payout ratio of approximately 80% of funds from operations (the "Distribution Policy"). There can be no assurances that the Company will meet or maintain its Distribution Policy. See "Business--Risk Factors."

  The Company's Distribution Policy and the frequency and amounts of any dividends could be affected by an adverse change in the results of operations of the Company, an adverse change in economic conditions affecting the Company's business or the business of Vencor and the other operators of its properties or adverse changes in market and competitive factors that the Company's Board deems relevant in setting a distribution policy. In particular, any nonpayment of rent by Vencor under the Master Leases, or any expectation that such nonpayment will occur in the future, would have a material impact on the amount of the Company's distributions. Subject to restrictions under the Company's debt facilities and other obligations, the Board, in its sole discretion, will determine the actual distribution amount and rate.

  In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its REIT taxable income (which does not include net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of funds from operations in order to meet such distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes, although there can be no assurance that the Company would be successful in such efforts. Although the Company is currently expected to qualify as a REIT for the year ending December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT. See "Business--Federal Income Tax Considerations-- Annual Distribution Requirements."

Item 6. Selected Financial Data

  The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements which are listed under Item 14 and are included on pages F-1 through F-17.

                                                                Eight months
                                                                    ended
                                                                December 31,
                                                                    1998
                                                               ---------------
                                                               (In thousands,
                                                                 except per
                                                               share  amounts)
OPERATING DATA
Revenues......................................................   $  149,933
Net Earnings Available to Common (before extraordinary
 charge)......................................................       34,809
Net Earnings Available to Common..............................       26,758
Net Share Amounts:
Net Earnings (before extraordinary charge), Basic.............   $      .51
Net Earnings Available to Common, Basic.......................          .39
Net Earnings Available to Common, Diluted.....................          .39
Weighted Average Shares Outstanding, Basic....................       67,819
Weighted Average Shares Outstanding, Diluted..................       67,865
                                                               As of December
                                                                  31, 1998
                                                               ---------------
                                                               (in thousands)
BALANCE SHEET DATA
Costs of Investments..........................................   $1,185,965
Assets Held for Sale..........................................          --
Total Assets..................................................      959,706
Bank Credit Facility and Other Debt...........................      931,127
Stockholders' Equity..........................................       (9,009)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following is a discussion of background information on the Company and a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

Background Information

  The Company has announced its intention to operate and be treated as a self-administered, self-managed REIT for federal income tax purposes beginning January 1, 1999. The Company is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term care hospitals), 219 nursing centers and eight personal care facilities as of December 31, 1998. The Company's portfolio of properties are located in 36 states and are leased and operated primarily by Vencor or its subsidiaries. The Company conducts all of its business through a wholly owned operating partnership,Ventas Realty, Limited Partnership.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. It was reorganized as a Delaware corporation in 1987 and changed its name to Vencor, Incorporated in 1989 and to Vencor, Inc. in 1993. On September 28, 1995, The Hillhaven Corporation merged with and into the Company. On March 21, 1997, the Company acquired TheraTx, Incorporated, a provider of subacute rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers. On June 24, 1997, the Company acquired Transitional Hospitals Corporation, an operator of 16 long-term acute care hospitals and three satellite facilities located in 13 states.

  On May 1, 1998, the Company effected the Reorganization pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently renamed Vencor, Inc., was formed to operate the hospital, nursing center and ancillary services businesses. Pursuant to the terms of the Reorganization, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to the Reorganization, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods. In addition, for certain reporting purposes under this Form 10-K and other filings, the Commission treats the Company as having commenced operations on May 1, 1998.

  The Company's principal objectives are to maximize funds from operations for distribution to stockholders, to enhance capital growth through the appreciation of the residual value of its portfolio of properties, and to preserve and maintain the stockholders' capital.

Results of Operations

  Rental income for the eight months ended December 31, 1998 totaled $149.9 million, of which $147.9 million resulted from leases with Vencor. Income from operations was $34.8 million, or $0.51 per share. The Company incurred an extraordinary loss for the eight months of $8.1 million, or $0.12 per share, net of income taxes, related to the extinguishment of debt. Net income for the eight months was $26.8 million, or $0.39 per share.

  The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT, and with the exception of non-cash compensation expense, the Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Pro forma FFO assumes that the Company qualified to be taxed as a REIT on May 1, 1998, and the provision for income taxes was therefore excluded. Pro forma FFO is defined to mean net income available to common stockholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding income taxes, gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and certain non-cash compensation expense. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. Pro forma FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, pro forma FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this Form 10-K.

  Pro forma FFO for the eight months ended December 31, 1998 are summarized in the following table:

                                                                 Eight Months
                                                                    Ended
                                                                 December 31,
                                                                     1998
                                                                --------------
                                                                (In thousands)
   Net income..................................................    $26,758
   Extraordinary loss on extinguishment of debt, net of income
    tax benefit of $4,935......................................      8,051
                                                                   -------
   Income from operations before extraordinary loss............     34,809
   Provision for income taxes..................................     21,151
                                                                   -------
   Pro forma income from operations............................     55,960
   Depreciation on real estate assets..........................     28,700
   Certain non-cash compensation expense.......................        139
                                                                   -------
   Pro forma funds from operations.............................    $84,799
                                                                   =======

  On a pro forma basis, excluding the provision for income taxes based upon the assumption that the Company qualified to be taxed as a REIT on May 1, 1998, FFO for the eight months would have totaled $84.8 million, or $1.25 per share. Pro forma income from operations would have been $56.0 million, or $0.82 per share. Rental income would not have changed on a pro forma basis for the eight-month period.

  Interest expense includes interest of $53.9 million on the Company's Bank Credit Agreement (described below), swap payments of $1.2 million on the Company's interest rate swap agreement (described below) and $0.9 million of interest on other obligations.

Asset/Liability Management

  Asset/liability management is a key element of the Company's overall risk management program. The objective of asset/liability management is to support the achievement of business strategies while maintaining appropriate risk levels. The asset/liability management process focuses on a variety of risks, including market risk (primarily interest rate risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of FFO and net worth. The following discussion addresses the Company's integrated management of assets and liabilities, including the use of derivative financial instruments. The Company does not use derivative financial instruments for speculative purposes.

 Market Risk

  The Company earns revenue by leasing its assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. See Note 8 to the Consolidated Financial Statements. The Company's debt obligations are floating rate obligations whose interest rate and related cash flows vary with the movement in the London Interbank Offered Rate ("LIBOR"). See "--Liquidity and Capital Resources." The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations under the Reorganization, it also entered into interest rate swaps to convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 1998, the Company had $900 million of interest rate swaps outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% to the counterparty and receives LIBOR from the counterparty. When interest rates rise the interest rate swap agreement increases in market value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. Since the interest rate swap agreement was executed, interest rates have generally been lower and the market value of the interest rate swap agreement has been an unrealized loss to the Company. As of December 31, 1998, the interest rate swap agreement was in an unrealized loss position to the Company of approximately $39.2 million. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates the following summary shows the effects of an instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 1998:

                                                   Market Value to the Company
                                                       Reflecting Change in
                          Market Value                    Interest Rates
                       to the Company at           -------------------------------------
   Notional Amount     December 31, 1998             -100 BPS             +100 BPS
   ---------------     -----------------           ------------          -----------
   $900,000,000           ($39,175,449)            ($95,222,331)         $13,493,122

  The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral, such as a letter of credit from one of the banks identified in the Bank Credit Agreement to the counterparty if the market value loss to the Company exceed certain levels (the "threshold levels"). See "--Liquidity and Capital Resources." The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Bank Credit Agreement. As of December 31, 1998, the threshold level under the interest rate swap agreement was a market value loss of $35 million and the interest rate swap agreement was in an unrealized loss position to the Company of $39.2 million. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the market value of the interest rate swap at the time of such determination and the threshold amount. As of December 31, 1998, the Company had a letter of credit outstanding as posted collateral under the interest rate swap agreement in the amount of $10.9 million, which reduced the availability of the Company's revolving line of credit under its Bank Credit Agreement as of that date by a similar amount. As of March 19, 1999, the market value unrealized loss of the interest rate swap agreement had declined below the $35 million threshold to $15 million and the letter of credit outstanding had been reduced to one dollar ($1). Under the Bank Credit Agreement, the maximum amount that may be outstanding under such letters of credit at anytime is $25 million.

 Credit Risk

  The Company monitors credit risk under its lease agreements with its lessees by monitoring publicly available financial information, discussions with its lessees and review of information otherwise available to the Company. Pursuant to the Reorganization, the Company has a significant concentration of credit risk under its four Master Lease Agreements with Vencor. For the eight months ended December 31, 1998, lease revenues from Vencor comprised $147.9 million, or approximately 98.7% of the Company's total lease revenues of $149.9 million. Accordingly, Vencor's financial condition and ability to meet its rent obligations will determine the Company's revenues and its ability to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in reimbursement rates, by its current level of indebtedness and by certain other factors. See "Business--Recent Developments" and "Business--Governmental Regulation." In addition, any failure by Vencor to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases. Since the Company derives in excess of 98% of its revenues from Vencor and since the Master Leases are triple-net leases under which Vencor is responsible for all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability of Vencor to satisfy its obligations under the Master Leases would have a material adverse effect on the condition of the leased properties, as well as on the results of operations and the financial condition of the Company and on the ability of the Company to meet the terms of the Bank Credit Agreement, and could prevent the Company from paying dividends to its stockholders as required to maintain its status as a REIT.

Portfolio Overview

  The following information provides an overview of the Company's portfolio of healthcare properties, which primarily include skilled nursing facilities and hospitals operated by Vencor. For a description of the principal terms and provisions of the Master Lease Agreements, see "Business--Relationship with Vencor--Master Lease Agreements."

                                                      Eight months
                                                         ended
                                                        December
                             # of                       31,1998
Portfolio by Type         Properties # of Beds/Units    Revenue     Percentage
-----------------         ---------- --------------- -------------- ----------
                                     (In thousands)  (In thousands)
Skilled Nursing
 Facilities..............    219         28,492         $ 89,621       59.8%
Personal Care
 Facilities..............      8            136              152        0.1
Hospitals................     45          4,194           60,160       40.1
                             ---         ------         --------      -----
Total....................    272         32,822         $149,933      100.0%
                             ===         ======         ========      =====

                                                                      Investment
                                              Investment   Percentage  Per Bed
                                            -------------- ---------- ----------
                                            (In thousands)
Skilled Nursing Facilities.................   $  834,052      70.3%    $29,273
Personal Care Facilities...................        7,133       0.6      52,448
Hospitals..................................      344,780      29.1      82,207
                                              ----------     -----
Total......................................   $1,185,965     100.0%    $36,133
                                              ==========     =====     -------

                                                                    Eight months
                                                                       ended
   Portfolio                                                        December 31,
      by                                                                1998
 Oerator/Tenantp                                                      Revenue     Percentage
---------------                                                    -------------- ----------
                                                                   (In thousands)
   Vencor........................................................     $147,952       98.7%
   Other.........................................................        1,981        1.3
                                                                      --------      -----
   Total.........................................................     $149,933      100.0%
                                                                      ========      =====

  The Company's portfolio is broadly diversified by geographic location with lease revenues from facilities in any state not comprising more than ten percent of the Company's revenues.

                                                   Eight months ended
                                                   December 31, 1998
 Portfolio by State                                     Revenue       Percentage
 ------------------                                ------------------ ----------
                                                     (In thousands)
  1 Florida.......................................      $ 14,572          9.7%
  2 Massachusetts.................................        12,347          8.2
  3 California....................................        11,051          7.4
  4 North Carolina................................        10,283          6.9
  5 Indiana.......................................        10,026          6.7
  6 Wisconsin.....................................         9,321          6.2
  7 Illinois......................................         7,947          5.3
  8 Kentucky......................................         7,624          5.1
  9 Texas.........................................         7,279          4.9
 10 Ohio..........................................         5,643          3.7
 Other (26 states)................................        53,840         35.9
                                                        --------        -----
                                                        $149,933        100.0%
                                                        ========        =====

  In addition to diversification of lease revenues from geographic diversification of the portfolio, the majority of the Company's facilities are located in states which have certificate of need requirements. Certain states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. A certificate of need ("CON"), which is issued by governmental agencies with jurisdiction over healthcare facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator's ability to expand the Company's properties in certain circumstances.

                                                                      Revenue    Revenue
                                                                     Percentage Percentage
Certificate of Need States                                              SNFs    Hospitals
--------------------------                                           ---------- ----------
States with CON Requirement.........................................    73.3%      58.1%
States without CON Requirement .....................................    26.7       41.9
                                                                       -----      -----
                                                                       100.0%     100.0%
                                                                       =====      =====

  As previously noted, almost all of the Company's leases are with Vencor and were entered into as of the date of the Reorganization. The initial terms of these leases were for periods ranging from 10 to 15 years. The following is a summary of the Company's leases and the related period in which they are subject to expiration or renewal.

                                                   Annual Revenue (in thousands)
                                                   -----------------------------
Renewal Information(*)                             Vencor  Other  Total  Percent
----------------------                             ------- ----- ------- -------
1999..............................................     --    --      --     0.0%
2000..............................................     --    --      --     0.0%
2001..............................................     --    462     462    0.2%
2002..............................................     --    --      --     0.0%
2003..............................................     --    592     592    0.3%
Thereafter........................................ 222,159 2,528 224,687   99.5%
                                                   ------- ----- -------  -----
                                                   222,159 3,582 225,741  100.0%
                                                   ======= ===== =======  =====

--------
(*) Excludes future rent escalations.

Liquidity and Capital Resources

  Cash provided by operations totaled $86.8 million for the eight months ended December 31, 1998. Net cash provided by investing activities totaled $.9 million. Net cash used in financing activities totaled $85.5 million.

  In connection with the Reorganization, the Company refinanced substantially all of its long-term debt. In connection with the refinancing arrangements, the Company entered into a $1.2 billion bank credit agreement, dated April 29, 1998, with NationsBank, N.A., as Administrative Agent (the "Bank Credit Agreement") and retained approximately $6 million of prior debt obligations. The Bank Credit Agreement comprises (i) a three year $250 million Revolving Credit Facility priced at LIBOR plus 2 to 2 1/2% (the "Revolving Credit Facility"), (ii) a $200 million Term A Loan payable in various installments over three years priced at LIBOR plus 2 1/4 to 2 1/2%, (iii) a $350 million Term B Loan payable in various installments over five years priced at LIBOR plus 2 3/4 to 3%, and (iv) a $400 million loan due on October 30, 1999 priced at LIBOR plus 2 3/4 to 3%. For the eight months ended December 31, 1998, the Company paid $12 million in financing fees related to establishing the Bank Credit Agreement. As of December 31, 1998, the outstanding balances under the Bank Credit Agreement and related principal payments due in 1999 are as follows:

                                                        Balance      Current
                                                     Dec. 31, 1998   Maturity
                                                     ------------- ------------
$250 million Revolving Credit Facility.............. $ 29,600,000  $          0
$200 million Term A Loan............................  181,818,182             0
$350 million Term B Loan............................  318,181,818     3,500,000
$400 million Loan due October 30, 1999..............  400,000,000   400,000,000
                                                     ------------  ------------
                                                     $929,600,000  $403,500,000
                                                     ============  ============

  At December 31, 1998, available borrowings under the Revolving Credit Facility approximated $209.5 million. Subsequent to December 31, 1998, the Company borrowed $125 million under its Revolving Credit Facility and used the proceeds to pay down the $400 million loan due October 30, 1999. The Company intends to pay down or refinance the remaining $275 million loan due October 30, 1999, on or prior to its maturity. The Company expects to obtain the necessary proceeds to pay down or refinance the remaining $275 million loan due October 30, 1999 and to meet other liquidity requirements through cash flows from operations, available borrowings under the Revolving Credit Facility, the issuance of public or private debt or equity and asset sales, or a combination of the foregoing. However, there can be no assurance that the Company will be successful in its efforts to pay down or refinance the $275 million loan and to meet its other liquidity requirements. As of March 19, 1999, the Company had outstanding borrowings and available borrowings under its Revolving Credit Facility of $202.7 million and $47.3 million, respectively. The $47.3 million is subject to certain restrictions under the Bank Credit Agreement. In addition, as of March 19, 1999, cash and overnight investments in banks totaled $65.8 million.

  The Company leases substantially all its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to satisfy its rent obligations under the

Master Leases will impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. Because the operations of Vencor have been negatively impacted by changes in reimbursement rates, by its current level of indebtedness and by certain other factors, and because of the potential effect of such events on Vencor's ability to meet its rent obligations to the Company, the Company's auditors have included an explanatory paragraph in its report to the Company's consolidated financial statements for the year ended December 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. The existence of the explanatory paragraph may have a material adverse affect on the Company's relationships with its creditors and could have a material adverse affect on the Company's business, financial condition and results of operations.

  Management has taken certain initiatives to address these issues. The Company has retained Merrill Lynch & Co., as financial advisor, to assist it in its review of Vencor's financial condition and its ability to comply with the covenants in its bank credit facility. Merrill Lynch is also assisting the Company in its review of alternatives to repaying the $275 million portion of its credit facility that matures on October 30, 1999 and to assess other strategic alternatives for the Company.

  The Company has increased its cash position so that it has cash and overnight investment, in banks, totaling $65.8 million as of March 19, 1999.

  The Company and Vencor have discussed Vencor's recent results of operations and Vencor's need to amend or restructure its existing indebtedness. In those discussions, Vencor has requested interim rent concessions under the Master Leases and the Company has rejected that request. The Company will consider appropriate action to take in response to any further proposals by Vencor as may be in the best interests of the Company. The Company has entered into an agreement with Vencor whereby the Company has agreed not to exercise remedies for non-payment of rent, which is due from Vencor on April 1, 1999, for a period ending on April 12, 1999. During the Company's discussions with Vencor, Vencor has asserted various potential claims against the Company arising out of the Reorganization. The Company intends to vigorously defend these claims if they are asserted in a legal mediation or proceeding.

  As of March 31, 1998, the Company was in compliance with the covenants contained in the Bank Credit Agreement. Continued payment of rent by Vencor under the Master Leases is essential to the Company's ability to remain in compliance with the covenants contained in the Bank Credit Facility.

  In connection with the Reorganization, the Company entered into an interest rate swap agreement to eliminate the impact of changes in interest rates on its floating rate debt obligations. The agreement expires in varying amounts through December 2006 and provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The fair value of the swap agreement is not recognized in the condensed consolidated financial statements. See "-- Asset/Liability Management" and Note 1 of the Notes to Consolidated Financial Statements.

  In connection with the Reorganization, the Company sought to obtain necessary consents to assign its former third party lease obligations to Vencor. The Company has not and does not expect to receive consents for assignments on one long-term care hospital and 16 nursing centers. The Company remains primarily liable on substantially all lease obligations assigned to Vencor, as well as certain third party guarantees. Vencor has contractually indemnified the Company for these leases and guaranty obligations. See "Business--Relationship with Vencor" and Note 8 of the Notes to Consolidated Financial Statements.

  The Company loaned, with interest provisions, approximately $3.9 million to certain former executive officers of the Company to finance the income taxes payable by them as a result of the Reorganization. The loans are payable over a ten year period.

  In connection with the Reorganization, the Company also received newly issued Vencor Series A Non-Voting Convertible Preferred Stock. The Company sold the preferred stock to certain of its employees, which includes both current Vencor employees and employees of the Company, for $17.7 million and used the proceeds to refinance long-term debt.

  In order to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its "REIT taxable income" (excluding net capital gain). Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes although there can be no assurance that the Company would be successful in such efforts. Although the Company is currently expected to qualify as a REIT for the year ending December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT. See "Market for Registrant's Common Equity and Related Stockholder Matters."

  Capital expenditures to maintain and improve the leased properties generally will be incurred by the tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable to meet their obligations under the leases, the Company anticipates that any expenditures for which it may become responsible to maintain the leased properties will be funded by cash flows from operations and, in the case of major expenditures, through additional borrowings, asset sales or issuances of equity. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity may be affected adversely.

  The Company has invested $14.5 million for the eight months ended December 31, 1998 to acquire healthcare-related properties. The properties purchased include two skilled nursing centers and eight personal care facilities. One of the properties acquired was a skilled nursing facility purchased from Vencor under the Development Agreement for $6.2 million in the third quarter of 1998. The Company does not currently intend to acquire any additional properties in 1999.

  Available sources of capital to finance any future growth will include cash flows from operations, available borrowings under the Revolving Credit Facility, the issuance of public or private debt or equity and asset sales, or a combination of the foregoing. Availability and terms of any such issuance will depend upon the market for such securities and other conditions at such time. There can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the acquisition of additional properties, and as necessary to meet certain distribution requirements imposed on REITs under the Code. To the extent the Company uses equity as consideration for future acquisitions, the Company will not require additional liquidity to finance such acquisitions. The Company does not currently intend to acquire any additional properties in 1999.

 Year 2000 Readiness Disclosure--The Company

  The year 2000 ("Y2K") issue is a result of computer programs and embedded computer chips using two digits rather than four digits to define the applicable year. Without corrective action, computer programs and embedded chips potentially could recognize the date ending in "00" as the year 1900 (or some other year) rather than 2000, causing many computer applications to fail or to create erroneous results. The Company's information technology systems ("IT") and non-IT systems such as building infrastructure components (e.g., elevators, alarm systems, electrical systems and other systems) are affected by the Y2K issue.

  During 1998, the Company outsourced all of its information systems support to Vencor under its Transition Services Agreement which terminated on December 31, 1998. After December 31, 1998, Vencor continued to provide the Company with certain administrative and support services (primarily computer systems, telephone networks, mail delivery and other office services). Effective March 15, 1999, the Company moved to new office space and those services are no longer provided by Vencor.

  In January 1999, the Company purchased a new file server and is converting to a new financial information system platform that is Y2K compliant. The Company expects that the conversion should be completed during the first quarter of 1999. The Company also may be required to replace its computer hardware with new equipment that is Y2K compliant. The Company has received certification from all of its significant software and operating systems vendors that the versions of their products currently being installed are Y2K compliant. The Company has not and does not anticipate independently verifying such compliance. The Company estimates that the total cost it will incur to install a new server, financial system platform and update its computer hardware is less than $100,000.

  The Company also has Y2K exposure in non-IT applications with respect to its real estate properties. Computer technology employed in elevators, alarm systems, electrical systems, built-in healthcare systems and similar applications involved in the operations of the Company's properties may cause interruptions of service with respect to those properties. Under the terms of the Master Leases, Vencor is responsible for upgrading all building infrastructure components to be Y2K compliant. As of December 31, 1998, Vencor advised the Company that it has tested and verified as Y2K compliant approximately 70% of the facility components. Vencor has indicated to the Company that it does not expect any material Y2K issues with respect to the Company's facility components. Consequently, the Company does not expect that its costs for Y2K remediation of its building infrastructure components will be material. However, there can be no assurance that Vencor's estimate with respect to estimated costs of remediation is accurate. In addition, there can be no assurance that Vencor will continue to honor its obligations under the Master Leases to upgrade all building components to be Y2K compliant or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations.

  The most reasonably likely worse case scenario for the Company associated with the Y2K issue is the risk of significant disruptions of Vencor's business resulting from either (i) Vencor's failure to upgrade all building infrastructure components to be Y2K compliant or (ii) the failure of Vencor's significant third party payors, business partners, suppliers and vendors to be fully Y2K compliant. Failures of critical utility systems could also lead to significant business disruptions for Vencor. These occurrences could negatively impact Vencor's ability to operate the Company's properties and/or make rental payments under the Master Leases thereby negatively impacting the Company's liquidity and results of operations. The Y2K issues facing Vencor and Vencor's Y2K compliance program are discussed below under "--Year 2000 Readiness Disclosure--Vencor."

  To date, the Company has not established any contingency plan for the Y2K issue. Because the Company's most significant risks associated with the Y2K issue relate to significant disruptions of Vencor's business, the Company anticipates developing contingency plans during 1999, as is appropriate, based upon its continuing assessment of Vencor's progress in implementing its Y2K compliance program and developing its own contingency plans.

  The Company's analysis of the Y2K issues affecting the Company is based on information currently available and information provided from third party vendors and suppliers. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the estimated costs to remediate the Y2K issues will not be exceeded. While the Company believes it has substantially completed its assessment of all Y2K issues, its estimate of the costs to address such issues may change as it proceeds with the remediation and implementation of its new financial systems. The Company's ability to identify and remediate critical Y2K issues and the availability and cost of external resources will impact the Company's total Y2K costs and the impact of Y2K on the Company's results of operations.

 Year 2000 Readiness Disclosure--Vencor

  As a result of the Company's dependence upon Vencor as its primary tenant, the Company may also be impacted negatively by Y2K issues facing Vencor. If Vencor is unable to meet its Y2K compliance schedules or incurs costs substantially higher than its current expectations, Vencor's ability to operate the properties and/or make rental payments under the Master Leases could be impaired thereby impacting negatively the Company's liquidity and results of operations. The following discussion briefly describes the Y2K program instituted by Vencor. The information contained in this section was provided to the Company by Vencor. The Company is not the source of this information, has not verified independently the activities of Vencor, and there can be no assurance that Vencor has provided the Company with complete and accurate information in all instances. The Company is in contact with Vencor to monitor its progress.

  In response to the Y2K issue, Vencor established five teams to address Y2K issues in the following specific areas: (i) IT software and hardware; (ii) third party relationships; (iii) facility components; (iv) medical equipment; and (v) telephone systems. Each team is responsible for all phases of Vencor's Y2K compliance program for both IT and non-IT systems in its designated area.

  Vencor's Y2K compliance program consists of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout; and (v) post-implementation. The business assessment phase identified potential Y2K issues confronting Vencor. The inventory and assessment phase consisted of a company-wide assessment of all facility systems and components, medical devices, and IT software and hardware. During the remediation and testing phase, Vencor is repairing, upgrading or replacing any non-compliant IT and non-IT systems. Additionally, Vencor is performing verification and validation testing of IT and non-IT systems that have been remediated and those Vencor believes are Y2K compliant. For IT and non-IT systems that are internally developed, Vencor verifies compliance status directly with the development staff and performs validation testing to confirm its status. For IT and non-IT systems that are purchased from outside vendors, Vencor is requesting written assurances of compliance directly from the vendors. When non-compliant systems are identified, Vencor will either replace, upgrade or remediate the system. The implementation and rollout phase involves the installation of the new financial information and patient accounting systems and any IT or non-IT systems that have been remediated and tested to Vencor's corporate office and its facilities. The final phase, post-implementation, involves finalizing the documentation of the Y2K program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year. Vencor has indicated that it has employed and will continue to employ external consultants to assist it through each of the phases.

  Vencor derives a substantial portion of its revenues from the Medicare and Medicaid programs. Vencor relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Vencor has indicated that it believes that while many commercial insurance carriers will be Y2K compliant, federal and state agencies are more likely to have system failures caused by Y2K issues. Vencor is contacting all of its significant reimbursement sources to determine their Y2K compliance status in order to make a determination of this potential risk. Vencor has not received assurance that systems used by Medicare and Medicaid will be Y2K compliant. The failure of information systems of federal and state governmental agencies and other third party payors could have a material adverse effect on Vencor's liquidity and financial condition, which in turn could have a material adverse effect on the Company's liquidity and financial condition.

  Vencor also has initiated communications with its critical suppliers and vendors. Vencor is evaluating information provided by third party vendors and is conducting limited independent testing of critical systems and applications. In most cases, Vencor is relying on information being provided to it by such third parties. While Vencor is attempting to evaluate the information provided, there can be no assurance that in all instances accurate information is being provided. If third party suppliers and vendors fail to respond to Vencor's request for information, Vencor may seek to procure other sources of supplies.

  Although Vencor is assessing the readiness of the Medicare and Medicaid programs and other third party payers and preparing contingency plans, there can be no guarantee that the failure of these third parties to remediate their systems to be Y2K compliant will not have a material adverse effect on Vencor, which in turn could have a material adverse effect on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The following discussion of the Company's exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward looking information.

  The Company earns revenue by leasing its assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. See Note 8 to the Consolidated Financial Statements. The Company's debt obligations are floating rate obligations whose interest rate and related cash flows vary with the movement in LIBOR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations under the Reorganization, it also entered into interest rate swaps to convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 1998, the Company had $900 million of interest rate swaps outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. When interest rates rise the interest rate swap agreement increases in market value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. Since the interest rate swap agreement was executed, interest rates have generally been lower and the market value of the interest rate swap agreement has been an unrealized loss to the Company. As of December 31, 1998, the interest rate swap agreement was in an unrealized loss position to the Company of approximately $39.2 million. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates the following summary shows the effects of an instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 1998:

                                           Market Value to the Company
                       Market Value    Reflecting Change in Interest Rates
                     to the Company at -------------------------------------
   Notional Amount   December 31, 1998      -100 BPS           +100 BPS
   ---------------   ----------------- ------------------  -----------------
    $900,000,000       ($39,175,449)         ($95,222,331) $      13,493,122

  The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral, such as a letter of credit from one of the banks identified in the Bank Credit Agreement to the counterparty if the market value loss to the Company exceed certain levels (the "threshold levels"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Bank Credit Agreement. As of December 31, 1998, the threshold level under the interest rate swap agreement was a market value loss of $35 million and the interest rate swap agreement was in an unrealized loss position to the Company of $39.2 million. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the market value of the interest rate swap at the time of such determination and the threshold amount. As of December 31, 1998, the Company had a letter of credit outstanding as posted collateral under the interest rate swap agreement in the amount of $10.9 million, which reduced the availability of the Company's revolving line of credit under its Bank Credit Agreement as of that date by a similar amount. As of March 19, 1999, the market value unrealized loss of the interest rate swap agreement had declined below the $35 million threshold to $15 million and the letter of credit outstanding had been reduced to one dollar ($1). Under the Bank Credit Agreement, the maximum amount that may be outstanding under such letters of credit at any time is $25 million.

Item 8. Financial Statements and Supplementary Data

  The information required by this Item 8 is included in appendix pages F-1 through F-17 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

  The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Exhibits

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
   3.1   Certificate of Incorporation of the Company, as amended. Exhibit 3 to the Company's Form 10-Q for the quarterly period ended September 30,
         1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

   3.2 Certificate of Amendment to Certificate of Incorporation of the Company. Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

   3.3   Third Amended and Restated Bylaws of the Company. Exhibit 3.2 to the
         Company's Form 10-K for the year ended December 31, 1997 (Comm. File
         No. 1-10989) is hereby incorporated by reference.

   4.1   Specimen Common Stock Certificate.

   4.2 Article IV of the Certificate of Incorporation of the Company is included in Exhibit 3.1.

   4.3   Credit Agreement dated as of April 29, 1998, among Ventas Realty,
         Limited Partnership, NationsBank, N.A., as Administrative Agent,
         Morgan Guaranty Trust Company of New York, as Documentation Agent, the
         Senior Managing Agents, the Managing Agents and Co-Agents party thereto, the Banks listed therein, and J.P. Morgan Securities, Inc.
         and NationsBanc Montgomery Securities LLC, as Co-Arrangers. Exhibit
         10.1 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

   4.4   Rights Agreement dated as of July 20, 1993 between the Company and
         National City Bank, as Rights Agent. Exhibit 1 to the Company's
         Registration Statement on Form 8-A (Comm. File No. 1-10989) is hereby incorporated by reference.

   4.5   First Amendment to Rights Agreement dated as of August 11, 1995 between the Company and National City Bank, as Rights Agent. Exhibit 2 to the Company's Registration Statement on Form 8-A/A (Comm. File No.
         1-10989) is hereby incorporated by reference.

   4.6 Second Amendment to Rights Agreement dated February 1, 1998 between the Company and National City Bank, as Rights Agent. Exhibit 1 to the
         Company's Registration Statement on Form 8-A/A (Reg. No. 33-30212) is hereby incorporated by reference.

   4.7   Third Amendment to Rights Agreement dated July 27, 1998 between the
         Company and National City Bank, as Rights Agent. Exhibit 1 to the
         Company's Registration Statement on Form 8-A12B/A (Reg. No. 33-30212) is hereby incorporated by reference.

  10.1*  Directors and Officers Insurance and Company Reimbursement Policies.
         Exhibit 10.1 to the Company's Form 10-K for the year ended December
         31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

  10.2 Guaranty of Payment dated as of April 29, 1998 between the Company and its subsidiaries as guarantors and Morgan Guaranty Trust Company of New York. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

  10.3*  Form of Ventas, Inc. Promissory Note. Exhibit 10.3 to the Company's
         Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No.
         1-10989) is hereby incorporated by reference.

  10.4* Amendment to Promissory Note entered into as of December 31, 1998 by and between Venias Realty, Limited Partnership and W. Bruce Lunsford.

  10.5*  Promissory Note dated October 22, 1998 by Steven T. Downey in favor of
         Ventas, Inc.

  10.6 Form of Agreement and Plan of Reorganization between the Company and Vencor, Inc.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.7    Form of Distribution Agreement between Vencor, Inc. and the Company.

 10.8    Form of Master Lease Agreement between Vencor, Inc. and the Company.
 10.9 Form of Amendment to Master Lease Agreement between Vencor, Inc. and the Company.
 10.10   Form of Development Agreement between Vencor, Inc. and the Company.

 10.11   Form of Participation Agreement between Vencor, Inc. and the Company.

 10.12 Tax Allocation Agreement dated as of April 30, 1998 by and between the Company and Vencor, Inc. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.13   Transition Services Agreement dated April 30, 1998 by and between the
         Company and Vencor, Inc. Exhibit 10.10 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.14 Agreement of Indemnity--Third Party Leases dated April 30, 1998 by and between Vencor, Inc. and its subsidiaries and the Company. Exhibit
         10.11 to the Company's Form 10-Q for the quarterly period ended June
         30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.15 Agreement of Indemnity--Third Party Contracts dated April 30, 1998 by and between Vencor, Inc. and its subsidiaries and the Company. Exhibit
         10.12 to the Company's Form 10-Q for the quarterly period ended June
         30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.16*  Form of Employment Agreement dated as of July 31, 1998 between Ventas,
         Inc. and each of W. Bruce Lunsford and Thomas T. Ladt. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.17* Amendment to Employment Agreement entered into as of December 31, 1998 by and between Ventas, Inc. and W. Bruce Lunsford.

 10.18*  Employment Agreement dated as of September 21, 1998 between Ventas,
         Inc. and Steven T. Downey. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.19*  Employment Agreement dated as of July 31, 1998 between Ventas, Inc.
         and T. Richard Riney. Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.20*  Employment Agreement dated as of January 13, 1999 between Ventas, Inc.
         and John Thompson

 10.21* Separation Agreement and Release of Claims dated as of March 5, 1999 between Ventas, Inc. and Thomas T. Ladt.

 10.22*  1987 Non-Employee Directors Stock Option Plan. Exhibit 10.10 to the
         Company's Registration Statement on Form S-1 (Reg. No. 33-30212) is hereby incorporated by reference.

 10.23*  1987 Incentive Compensation Program. Exhibit 10.9 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-30212) is hereby incorporated by reference.

 10.24*  Amendment to the 1987 Incentive Compensation Program dated May 15,
         1991. Exhibit 4.4 to the Company's Registration Statement on Form S-8
         (Reg. No. 33-40949) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.25*  Amendments to the 1987 Incentive Compensation Program dated May 18,
         1994. Exhibit 10.13 to the Company's Form 10-K for the year ended
         December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.26*  Amendment to the 1987 Incentive Compensation Program dated February
         15, 1995. Exhibit 10.14 to the Company's Form 10-K for the year ended
         December 31, 1994 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.27*  Amendment to the 1987 Incentive Compensation Program dated September
         27, 1995. Exhibit 10.17 to the Company's Form 10-K for the year ended
         December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.28*  Amendment to the 1987 Incentive Compensation Program dated May 15,
         1996. Exhibit 10.19 to the Company's Form 10-K for the year ended
         December 31, 1996 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.29*  Amendment to 1987 Incentive Compensation Program dated April 30, 1998.
         Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.
 10.30*  Amendment to the 1987 Incentive Compensation Program dated December
         31, 1998.

 10.31*  Amendment to the 1987 Non-Employee Directors Stock Option Plan dated
         April 30, 1998. Exhibit 10.14 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.32*  1997 Incentive Compensation Plan dated December 31, 1996. Exhibit
         10.23 to the Company's Form 10-K for the year ended December 31, 1996
         (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.33*  Amendment No. 1 dated May 8, 1997 to the 1997 Incentive Compensation
         Plan. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.34*  Amendment to the 1997 Incentive Compensation Plan dated April 30,
         1998. Exhibit 10.15 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.35*  Amendment to the Ventas, Inc. 1997 Incentive Compensation Plan dated
         December 31, 1998.

 10.36*  1997 Stock Option Plan for Non-Employee Directors dated December 31,
         1996. Exhibit 10.25 to the Company's Form 10-K for the year ended
         December 31, 1996 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.37* Amendment to the 1997 Stock Option Plan for Non-Employee Directors dated April 30, 1998. Exhibit 10.16 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.38*  TheraTx, Incorporated Amended and Restated 1994 Stock Option/Stock
         Issuance Plan, as amended. Exhibit 10.7 to the Registration Statement on Form S-1 of TheraTx (Reg. No. 33-92402) is hereby incorporated by reference.

 10.39*  Amendment to the TheraTx, Incorporated Amended and Restated 1994 Stock
         Option/Stock Issuance Plan. Exhibit 4.7 to the Company's Registration
         Statement on Form S-8 (Reg. No. 333-25519) is hereby incorporated by reference.

 10.40*  TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. Exhibit
         99.1 to the Registration Statement on Form S-8 of TheraTx (Reg. No.
         333-15171) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.41*  1989 Amended and Restated Stock Option Plan of Helian Health Group,
         Inc. ("Helian"). Exhibit 10.47 to the Registration Statement on Form
         S-8 of Helian (Reg. No. 33-31520), Amendment No. 2 thereto filed
         November 21, 1989 and Post-Effective Amendment No. 1 and No. 2 thereto filed November 22, 1990 and January 16, 1991, is hereby incorporated by reference.

 10.42*  Form of Vencor, Inc. Change-in-Control Severance Agreement. Exhibit
         10.32 to the Company's Form 10-K for the year ended December 31, 1997
         (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.43* Amendment No. 1 to Change-in-Control Severance Agreement entered into as November 19, 1997 between the Company and W. Bruce Lunsford.

 10.44* Amendment No. 2 to Change-in-Control Severance Agreement entered into as of December 31, 1998 by and between the Company and W. Bruce
         Lunsford.

 10.45   Form of Indemnification Agreement for directors of TheraTx. Exhibit
         10.13 to the Registration Statement on Form S-1 of TheraTx (Reg. No.
         33-78786) is hereby incorporated by reference.

 10.46 Form of Assignment and Assumption of Lease Agreement between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31, 1990. Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.

 10.47 Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of January 31, 1990. Exhibit 10.40 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.48 First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of October 30, 1990. Exhibit 10.41 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.

 10.49 First Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 30, 1991. Exhibit 10.42 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.

 10.50   Second Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of October 2, 1991. Exhibit 10.43 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.51 Third Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of April 1, 1992. Exhibit 10.44 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
 10.52   Fourth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of November 12, 1992. Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1995 (Comm.
         File No. 1-10989) is hereby incorporated by reference.
 10.53 Fifth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of February 19, 1993. Exhibit 10.46 to the Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.
 10.54 Sixth Amendment to Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of May 28, 1993. Exhibit 10.47 to the Company's
         Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-
         10989) is hereby incorporated by reference.
 10.55   Seventh Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of May 28, 1993. Exhibit 10.48 to the
         Company's Form 10-K for the year ended December 31, 1995 (Comm. File
         No. 1-10989) is hereby incorporated by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.56   Eighth Amendment to Guarantee Reimbursement Agreement between
         Hillhaven and Tenet, dated as of September 2, 1993. Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 1995 (Comm.
         File No. 1-10989) is hereby incorporated by reference.
 10.57   Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the
         Commission upon request.
 21      Subsidiaries of the Company.
 23      Consent of Ernst & Young LLP.
 27      Financial Data Schedule (included only in filings under the Electronic
         Data Gathering, Analysis, and Retrieval System).

--------
 * Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(b) Reports on Form 8-K.

  On November 19, 1998, the Company filed a Current Report on Form 8-K announcing that Thomas T. Ladt would replace W. Bruce Lunsford as Chief Executive Officer effective January 1, 1999. In addition, the Company reported that Douglas Crocker II, a director of the Company, had been appointed to the Executive Committee of the Company's Board and would serve as Chairman of the Company's Independent Committee.

(c) Exhibits.

  The response to this portion of Item 14 is submitted as a separate section of this Report.

(d) Financial Statement Schedules.

  The response to this portion of Item 14 is included in appendix pages S-1 through S-2 of this Report.

              ITEM X. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Ventas, Inc.

  We have audited the accompanying consolidated balance sheet of Ventas, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the period May 1, 1998 through December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. and subsidiaries at December 31, 1998, and the consolidated results of its operations and its cash flows for the period May 1, 1998 through December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 3 to the consolidated financial statements, approximately 98.7% of the Company's 1998 rental income was received from Vencor, Inc. As a result thereof, the Company is financially dependent upon Vencor's ability to pay the rental income which is contractually due the Company. Vencor has also announced that it will incur a significant loss for 1998. This could have a material adverse effect on Vencor's financial condition and adversely affect its ability to make contractual and timely rental payments to the Company. Vencor has also received approval to extend its credit facility and a waiver of covenant violations through March 31, 1999, and there is no assurance that Vencor's lenders will further extend the credit facility or provide additional waivers. As discussed in Notes 4 and 12, the Company has a bridge loan in the amount of $275 million which is due on October 30,1999, which will either have to be extended, refinanced or repaid. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          /s/ Ernst & Young LLP

Louisville, Kentucky
January 22, 1999

                                     F-A1

                                  VENTAS, INC.

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                                 (In Thousands)

Assets
Real estate investments:
  Land............................................................. $  120,928
  Building and improvements........................................  1,065,037
  Furniture and equipment..........................................         15
                                                                    ----------
                                                                     1,185,980
  Accumulated depreciation.........................................   (246,509)
                                                                    ----------
    Total real estate investments..................................    939,471
Cash and cash equivalents..........................................        338
Deferred financing costs, net......................................      8,816
Due from Vencor, Inc...............................................      6,967
Notes receivable from employees....................................      4,027
Other..............................................................         87
                                                                    ----------
    Total assets................................................... $  959,706
                                                                    ==========
Liabilities and stockholders' equity (deficit)
Liabilities:
  Bank credit facility and other debt..............................    931,127
  Accrued salaries, wages and other compensation...................        552
  Accrued interest.................................................      3,556
  Other accrued liabilities........................................      1,974
  Deferred income taxes............................................     31,506
                                                                    ----------
    Total liabilities..............................................    968,715
                                                                    ----------
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $0.25 par value; authorized 180,000 shares; issued
   73,608 shares...................................................     18,402
  Capital in excess of par value...................................    140,103
  Unearned compensation on restricted stock........................     (1,962)
  Accumulated deficit..............................................     (9,637)
                                                                    ----------
                                                                       146,906
  Treasury stock--5,759 shares.....................................   (155,915)
                                                                    ----------
    Total stockholders' equity (deficit)...........................     (9,009)
                                                                    ----------
    Total liabilities and stockholders' equity (deficit)........... $  959,706
                                                                    ==========

                            See accompanying notes.

                                  VENTAS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                     May 1, 1998 through December 31, 1998
                    (In Thousands, except per share amounts)

Rental income.......................................................  $149,933
Operating expenses:
  General and administrative........................................     5,697
  Amortization of unearned compensation on restricted stock.........       349
  Depreciation......................................................    28,700
  Interest..........................................................    56,004
  Amortization of deferred financing costs..........................     3,223
                                                                      --------
Total operating expenses............................................    93,973
                                                                      --------
Income before provision for income taxes and extraordinary loss.....    55,960
Provision for income taxes..........................................    21,151
                                                                      --------
Income from operations before extraordinary loss....................    34,809
Extraordinary loss on extinquishment of debt, net of income tax ben-
 efit of $4,935.....................................................    (8,051)
                                                                      --------
Net income..........................................................  $ 26,758
                                                                      ========
Earnings per common share:
  Basic:
    Income from operations..........................................  $   0.51
    Extraordinary loss on extinguishment of debt....................     (0.12)
                                                                      --------
    Net income......................................................  $   0.39
                                                                      ========
  Diluted:
    Income from operations..........................................  $   0.51
    Extraordinary loss on extinguishment of debt....................     (0.12)
                                                                      --------
    Net income......................................................  $   0.39
                                                                      ========



                            See accompanying notes.

                                  VENTAS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     May 1, 1998 through December 31, 1998
                                 (In Thousands)

                                                 Unearned
                           Common   Capital in Compensation
                            Stock   Excess of  on Restricted Accumulated Treasury
                          Par Value Par Value      Stock       Deficit     Stock     Total
                          --------- ---------- ------------- ----------- ---------  --------
Balance at May 1, 1998..   $18,389   $139,480    $    --      $(36,395)  $(157,869) $(36,395)
Net income..............       --         --          --        26,758         --     26,758
Proceeds from issuance
 of shares for stock
 incentive plans........        13        142         --           --          --        155
Grant of restricted
 stock..................       --         481      (2,311)         --        1,954       124
Amortization of
 restricted stock
 grants.................       --         --          349          --          --        349
                           -------   --------    --------     --------   ---------  --------
Balance at December 31,
 1998...................   $18,402   $140,103    $(1,962)     $ (9,637)  $(155,915) $ (9,009)
                           =======   ========    ========     ========   =========  ========



                            See accompanying notes.

                                  VENTAS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     May 1, 1998 through December 31, 1998
                                 (In Thousands)

Cash flows from operating activities:
  Net income...................................................... $    26,758
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..................................................      28,700
    Amortization of deferred financing costs......................       3,223
    Amortization of restricted stock grants.......................         349
    Extraordinary loss on extinguishment of debt, net of deferred
     tax benefit of $4,935........................................       8,051
    Provision for deferred income taxes...........................      21,151
    Increase in other assets......................................         (87)
    Increase in accounts payable and accrued liabilities..........       5,455
    Increase in amount due from Vencor, Inc.......................      (6,843)
                                                                   -----------
      Net cash provided by operating activities...................      86,757
Cash flows from investing activities:
  Purchase of real estate investments and equipment...............     (14,581)
  Notes receivable from employees.................................      (4,027)
  Sale of Vencor, Inc. preferred stock in connection with the
   Reorganization Transactions....................................      17,700
                                                                   -----------
      Net cash used by investing activities.......................        (908)
Cash flows from financing activities:
  Net change in borrowings under revolving line of credit.........      29,600
  Proceeds from long-term debt....................................     951,540
  Repayment of long-term debt.....................................     (54,596)
  Repayment of long-term debt in connection with the
   Reorganization Transactions....................................  (1,000,171)
  Payment of deferred financing costs.............................     (12,039)
  Issuance of common stock........................................         155
                                                                   -----------
      Net cash used by financing activities.......................     (85,511)
Increase in cash and cash equivalents.............................         338
Cash and cash equivalents at beginning of period..................         --
                                                                   -----------
Cash and cash equivalents at end of period........................ $       338
                                                                   ===========

                            See accompanying notes.

                                 VENTAS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. Organization and Significant Accounting Policies

Organization

  Ventas, Inc. (the Company), formerly named Vencor, Inc., is a real estate company that owns or leases 45 hospitals, 219 nursing centers and eight personal care facilities in 36 states as of December 31, 1998. The Company conducts all of its business through a wholly-owned operating partnership, Ventas Realty, Limited Partnership. The Company anticipates that it will meet the requirements to qualify as a real estate investment trust (REIT) for Federal income tax purposes for the tax year beginning January 1, 1999. The Company expects to use an operating partnership (UPREIT) upon election of REIT status. The Company operates in one segment which consists of owning and leasing healthcare facilities to third parties.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and on May 1, 1998, refinanced substantially all of its long-term debt in connection with the spin off of its healthcare operations through the distribution of the common stock of a new entity (which assumed its former name), Vencor, Inc. (Vencor) to stockholders of the Company of record as of April 27, 1998 (the Reorganization Transactions). The distribution was effected on May 1, 1998 (the Distribution Date). For financial reporting periods subsequent to the Distribution Date, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods. The beginning balances in shareholders' equity at May 1, 1998 reflect the net historical balances of the Company's real estate investments, long-term borrowings and other real estate related assets and liabilities after giving effect to the Reorganization Transactions.

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values at December 31, 1998, the Company estimates that if adopted on December 31, 1998 it would report a reduction of $39.2 million in other comprehensive income. The Company was not required to report this $39.2 million unrealized loss in 1998.

Consolidation

  The consolidated financial statements include the accounts of the Company, Ventas Realty, Limited Partnership (the Partnership) and other subsidiaries after elimination of all material intercompany accounts and transactions.

Real Estate Investments

  Investments in real estate properties are recorded at cost. The cost of the properties acquired is allocated between land and buildings based generally upon independent appraisals. Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years.

                                 VENTAS, INC.

Impairment of Assets

  Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. No impairment losses have been recorded for the period ended December 31, 1998.

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

Deferred Financing Costs

  Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings and are net of accumulated amortization of approximately $3.22 million at December 31, 1998.

Revenue Recognition

  Rental income is recognized as earned over the terms of the related Master Leases and are treated as operating leases. Such income includes periodic increases based on pre-determined formulas as defined in the Master Lease agreements (see Master Lease Agreements in Transactions with Vencor--Note 8).

Earnings Per Share

  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period ended December 31, 1998. Average shares outstanding for basic earnings per share were 67,819,205 for 1998. The calculation of diluted earnings per share amounts reflect the additional dilutive effect of stock options of 45,657 shares for 1998.

Stock Based Compensation

  The Company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

  In addition, the Company grants shares of restricted stock to certain executive officers and directors. Shares of restricted stock vest cumulatively in four equal annual installments beginning on the first anniversary of the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is recognized for these restricted stock grants over the vesting period.

Accounting Estimates

  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 VENTAS, INC.

2. Real Estate Investments

  Substantially all of the Company's real estate investments are leased under provisions of four Master Leases with Vencor with initial terms ranging from 10 to 15 years, plus renewal options. Each Master Lease provides for minimum annual rentals which are subject to annual increases on May 1 of each calendar year of two percent (2%) as long as net patient service revenues of the facilities covered under the applicable Master Lease for the prior calendar year exceed seventy-five percent (75%) of patient service revenues in the base year of 1997. Under the terms of the Master Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  The future contracted minimum rentals, excluding rent escalations, for the remainder of the initial terms of the master leases and other leases are as follows (in thousands):

                                                     Vencor    Other    Total
                                                   ---------- ------- ----------
   1999........................................... $  222,159 $ 3,582 $  225,741
   2000...........................................    222,159   3,582    225,741
   2001...........................................    222,159   3,428    225,587
   2002...........................................    222,159   3,119    225,278
   2003...........................................    222,159   2,862    225,021
   Thereafter.....................................  1,416,213  11,884  1,428,097
                                                   ---------- ------- ----------
     Total........................................ $2,527,008 $28,457 $2,555,465
                                                   ========== ======= ==========

3. Concentration of Credit Risk and Going Concern

  As of December 31, 1998, 70% of the Company's real estate investments related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states and lease revenues from operations in any one state do not account for more than ten percent (10%). Approximately ninety-seven and two-tenths percent (97.2%) of the Company's real estate investments, based on the original cost of such investments, are operated by Vencor and approximately ninety-eight and seven-tenths percent (98.7%) of rental income is from Vencor leases. Of the remaining six operators, none operate investments in facilities representing more than five percent (5%) of the total real estate investments.

  The Company is very dependent on the financial stability of Vencor and Vencor's financial ability to meet its obligations under the Master Lease Agreements and the other agreements identified in Note 8. Vencor has announced that it expects fourth quarter results to be significantly lower than the third quarter of 1998. Vencor has also disclosed that it expects to record additional adjustments in the fourth quarter which could have a material adverse effect on its financial condition. Vencor has also announced that it may be necessary to renegotiate its bank credit facility since its operating results and fourth quarter adjustments may result in covenant violations with its lenders. Vencor has received approval to extend its credit facility and a waiver of its covenant violations through March 31, 1999. Vencor is also subject to significant government regulations in connection with operating long-term acute care hospitals and nursing homes. Further, as a result of the Balanced Budget Act of 1997, Vencor is now subject to the prospective payment system which could adversely affect Vencor's revenues as a result of reduced reimbursements from its Medicare and Medicaid patients and reduced revenue from ancillary services.

  If Vencor defaults on any of its lease payments to the Company, it will adversely affect the Company's ability to meet its current obligations, including the required payments on its bank credit facility, and in making the required distributions to the stockholders required for the Company to qualify as a REIT. Also, if Vencor is unable to meet its indemnification responsibilities under the reorganization agreement, the agreement for

                                 VENTAS, INC.

indemnity for third party contracts and the agreement of indemnity under third party leases, these obligations could revert back to the Company. These obligations include, among other things, lawsuits, investigations and other matters such as patient issues, third party contracts and the third party leases, which arose prior to the Reorganization Transactions. The consolidated financial statements do not contain any adjustments in the event that Vencor defaults on any of its agreements with the Company and, therefore, would be unable to fulfill its indemnity and other legal responsibilities to the Company.

  Continuation of the Company's operations in its present form is dependent upon Vencor's ability to fulfill its indemnity and other legal responsibilities to the Company in accordance with the agreements between the two entities as described in Note 8. Also, the Company is dependent upon Vencor's ability to make its lease payments on a timely basis and in accordance with their contractual terms. As further described in Notes 4 and 12, the Company has a bridge loan in the amount of $275 million which is due on October 30, 1999, which will have to be extended, refinanced or repaid. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties. If and when Vencor has stabilized its financial condition and the Company has resolved its short-term debt maturities, the Company intends to reimplement its business strategy in pursuing acquisitions or development of additional healthcare or other properties.

  Management has taken certain initiatives to address these issues. The Company has retained Merrill Lynch & Co., as financial advisor, to assist in its review of Vencor's financial condition and its ability to comply with the covenants in its bank credit facility. Merrill Lynch is also assisting the Company in its review of alternatives to repay the $275 million portion of its credit facility that matures on October 30, 1999, and to assess other strategic alternatives for the Company.

  The Company has subsequently increased its cash position so that it has cash and overnight investments in banks totaling $65.8 million.

  The Company and Vencor have discussed Vencor's recent results of operations and Vencor's need to amend or restructure its existing indebtedness. In those discussions, Vencor has requested interim rent concessions under the Master Leases and the Company has rejected that request. The Company will consider appropriate actions to take in response to any further proposals by Vencor as may be in the best interests of the Company.

4. Borrowing Arrangements

  The following is a summary of long-term borrowings at December 31, 1998 (in thousands):

   Revolving line of credit, bearing interest at a base rate of LIBOR plus 2.25% (7.52% at December 31, 1998), due April 30, 2001.......  $ 29,600
   Bridge facility loan, bearing interest at a base rate of LIBOR plus
    2.75% (8.02% at December 31, 1998), due October 30, 1999..........   400,000
   Term loan A, bearing interest at a base rate of LIBOR plus 2.25%
    (7.52% at December 31, 1998), due April 30, 2001..................   181,818
   Term loan B, bearing interest at a base rate of LIBOR plus 2.75%
    (8.02% at December 31, 1998), due in annual installments of $3.5
    million with the balance due April 30, 2003.......................   318,182
   Other..............................................................     1,527
                                                                        --------
                                                                        $931,127
                                                                        ========

  On April 30, 1998, the Company, through Ventas Realty, Limited Partnership, consummated a $1.2 billion bank credit agreement (the Bank Credit Agreement). The Bank Credit Agreement comprises (i) a three year $250 million revolving letter of credit facility (the Revolving Credit Facility) priced at the London Interbank Offered

                                 VENTAS, INC.

Rate (LIBOR) plus 2 to 2 1/2%, (ii) a $200 million Term A Loan (the Term A
Loan) payable in various installments over three years priced at LIBOR plus 2 1/4 to 2 1/2%, (iii) a $350 million Term B Loan (the Term B Loan) payable in various installments over five years priced at LIBOR plus 2 3/4 to 3%, and
(iv) a $400 million loan due October 30, 1999 and priced at LIBOR plus 2 3/4 to 3%. The Bank Credit Agreement is secured by a pledge of the Company's general partnership interest in the operating partnership, Ventas Realty, Limited Partnership and contains various covenants.

  In connection with the Reorganization Transactions and the consummation of the Bank Credit Agreement, the Company entered into an interest rate swap agreement ($900 million outstanding at December 31, 1998) to eliminate the impact of changes in interest rates on approximately $1 billion of floating rate debt. The agreement expires in varying amounts through December 2006 as set out in the table below and provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The fair value of the swap agreement is not recognized in the consolidated financial statements (see New Accounting Pronouncements in Note 1). The terms of the swap agreement require that the Company make a cash payment or otherwise post collateral, such as a letter of credit from one of the banks identified in the Bank Credit Agreement (which limits the amount of any such letters of credit to $25 million) to the counterparty if the market value loss to the Company exceed certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Bank Credit Agreement. As of December 31, 1998, the Company had a letter of credit outstanding as posted collateral under the interest rate swap agreement in the amount of $10.9 million, which reduced the availability of the Revolving Credit Facility as of that date by a similar amount.

                                    F-8--1

                                 VENTAS, INC.

  The interest rate swap agreement will amortize as follows (in thousands):

   December 31, 1999................................................... $ 25,000
   December 31, 2000...................................................   25,000
   December 31, 2001...................................................   50,000
   December 31, 2002...................................................   25,000
   December 31, 2003...................................................   25,000
   December 31, 2004...................................................   50,000
   December 31, 2005...................................................   50,000
   December 31, 2006...................................................  650,000

  In connection with the Reorganization Transactions, the Company refinanced substantially all of its long-term debt. As a result, the Company incurred an after tax extraordinary loss on extinguishment of debt of $8.1 million, net of a $4.9 million tax benefit, for the eight months ended December 31, 1998.

  Assuming none of the Company's borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments for each of the five years following December 31, 1998 are as follows (in thousands) (See Note 12--Subsequent Events):

   1999................................................................ $405,023
   2000................................................................    3,504
   2001................................................................  214,918
   2002................................................................    3,500
   2003................................................................  304,182
                                                                        --------
   Total............................................................... $931,127
                                                                        ========

5. Financial Instruments

  At December 31, 1998, the carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                                              Carrying   Fair
                                                               Amount   Value
                                                              -------- --------
   Cash and cash equivalents................................. $    338 $    338
   Notes receivable from employees...........................    4,027    4,027
   Long-term debt, including amounts due within one year.....  931,127  970,327

  The estimate of fair value of the Company's long-term debt includes the effect of the interest rate swap agreement (See New Accounting Pronouncements in Note 1) and is based upon estimates of fair value based on the present value of discounted cash flows for the same or similar issues of long-term debt and the related interest rate swap agreement.

  Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts the Company would realize in a current market exchange.

6. Shareholders' Equity and Stock Options

  The Company has plans under which options to purchase common stock may be granted to officers, employees and certain non-employee directors. Options are exercisable at the market price at the date of grant,

                                 VENTAS, INC.

expire ten years from the date of grant, and vest over four years. The Company also grants restricted stock to officers, employees and certain non-employee directors that vest over four years. As of December 31, 1998, options for 5,603,136 shares had been granted to eligible participants and remained outstanding (including options granted and held by Vencor employees--see Organization in Note 1) under the provisions of these plans. The Company granted 150,000 shares of restricted stock for the period May 1, 1998 through December 31, 1998. The market value of the restricted shares on the date of the award has been recorded as unearned compensation on restricted stock, with the unamortized balance shown as a separate component of shareholders' equity. Unearned compensation is amortized to expense over the vesting period, with charges to operations of approximately $349,000 in 1998.

  At December 31, 1998, options currently exercisable (2,262,232) have a weighted average exercise price of $15.74. Shares available for future grants as of December 31, 1998 are 1,658,450.

  The following is a summary of stock option activity under the plan:

                                                         Stock Options
                                               ---------------------------------
                                                                        Weighted
                                                                        Average
                                               Number of                Exercise
                                                Shares   Exercise Price  Price
                                               --------- -------------- --------
   Outstanding at May 1, 1998................. 5,612,034 $  .33--$27.01 $ 15.76
     Granted..................................   669,000  10.81-- 17.25   17.25
     Exercised................................    51,607    .33-- 16.55    2.67
     Canceled.................................   626,291  11.39-- 26.55   16.44
                                               ---------
   Outstanding at December 31, 1998........... 5,603,136 $  .33--$27.01 $ 15.64
                                               =========

  Under the terms of the Ventas, Inc. 1997 Incentive Compensation Plan (the Employee Plan), the Company has reserved 3,400,000 shares for grants to be issued to employees. Under the terms of the Ventas, Inc. 1997 Stock Option Plan for Non-Employee Directors, the Company has reserved 200,000 shares for grants to be issued to non-employee directors.

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (Statement 123). This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. The estimated weighted average fair value of options granted in 1998 was approximately $817,000.

  Pro forma information follows (in thousands, except per share amounts):

   Pro forma income available to common stockholders.................. $ 19,803
   Pro forma earnings per common share:
     Basic............................................................ $    .29
     Diluted..........................................................      .29

  In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 6%; a dividend yield of 9%; volatility factors of the expected market price of the Company's common stock at .25%; and a weighted-average expected life of the options of 8 years.

                                 VENTAS, INC.

  The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

7. Income Taxes

  As part of the Reorganization Transactions, the Company entered into a Tax Allocation Agreement with Vencor which provides that the Company will be liable for taxes of the Company's consolidated group attributable to periods prior to the Distribution Date with respect to the portion of such taxes attributable to the property held by the Company after the Distribution Date and Vencor will be liable for such pre-distribution taxes with respect to the portion of such taxes attributable to the property held by Vencor after the Distribution Date. The Tax Allocation Agreement further provides that the Company will be liable for any taxes attributable to the Reorganization Transactions except that Vencor will be liable for any such taxes to the extent that Vencor derives certain future tax benefits as a result of the payment of such taxes. The Company and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to the Company's operations and Vencor and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to Vencor's operations. If, in connection with a tax audit or filing of an amended return, a taxing authority adjusts the Company's or Vencor's tax liability with respect to taxes for which the other party was liable under the Tax Allocation Agreement, such other party would be liable for the resulting tax assessment or would be entitled to the resulting tax refund.

  The provision for income taxes for the period May 1, 1998 through December 31, 1998, consists of the following (in thousands):

   Deferred:
     Federal......................................................... $18,602
     State...........................................................   2,549
                                                                      -------
                                                                       21,151
   Current tax benefit of extraordinary loss on extinguishment of debt:
     Federal.........................................................  (4,350)
     State...........................................................    (585)
                                                                      -------
                                                                       (4,935)
                                                                      -------
   Provision for income taxes........................................ $16,216
                                                                      =======

  A summary of non-current deferred income taxes by source included in the consolidated balance sheet at December 31, 1998 follows (in thousands):

                                                                      (Assets)
                                                                     Liabilities
                                                                     -----------
   Depreciation.....................................................   $15,700
   Property.........................................................       905
   Interest rate swap loss..........................................    14,972
   Compensation.....................................................       (71)
                                                                       -------
                                                                       $31,506
                                                                       =======

                                 VENTAS, INC.

  The Company also has capital loss carryovers of approximately $260 million which can only be utilized against future capital gains, if any.

  A reconciliation of the federal statutory rate to the effective income tax rate follows:

   Federal statutory rate................................................ 33.05%
   State income taxes, net of federal income tax benefit.................  4.75%
                                                                          -----
   Effective income tax rate............................................. 37.80%
                                                                          =====

8. Transactions with Vencor

  In order to govern certain of the relationships between the Company and Vencor after the Reorganization Transactions and to provide mechanisms for an orderly transition, the Company and Vencor entered into various agreements at the time of the Reorganization Transactions. The Company believes that the agreements contain terms which generally are comparable to those which would have been reached in arms' length negotiations with unaffiliated parties. The terms of the Master Lease Agreements and other related agreements are described below:

Master Lease Agreements

  In the Reorganization Transactions, the Company retained substantially all of its real property, buildings and other improvements (primarily long-term care hospitals and nursing centers) and leased these facilities to Vencor under four Master Lease Agreements. Such Master Lease Agreements contain terms which govern the rights, duties and responsibilities of the Company and Vencor relative to each of the leased properties. The leased properties include land, buildings, structures, easements, improvements on the land and permanently affixed equipment, machinery and other fixtures relating to the operations of the facilities.

  The Master Leases are structured as triple-net leases pursuant to which Vencor is required to pay all insurance, taxes, utilities and maintenance related to the properties. The base annual rents is approximately $221.5 million plus a two percent (2%) per annum escalator, which escalator is contingent upon Vencor achieving net patient service revenue for the applicable year in excess of seventy-five percent (75%) of patient service revenues in the base year of 1997. The initial terms of these leases were for periods ranging from 10 to 15 years.

  Except as noted below, upon the occurrence of an event of default under a Master Lease, the Master Lease provides that the Company may, at its option, exercise the remedies under the Master Lease on all properties included within that Master Lease. The remedies which may be exercised under the Master Lease by the Company, at its option, include the following: (i) after not less than ten (10) days notice to Vencor, terminate the Master Lease, repossess the leased property and relet the leased property to a third party and require that Vencor pay to the Company, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease, repossess the leased property and relet the leased property with Vencor remaining liable under the Master Lease for all obligations to be performed by Vencor thereunder, including the difference, if any, between the rent under the Master Lease and the rent payable as a result of the reletting of the leased property; (iii) demand that Vencor purchase either the property which is the subject of the default or all of the properties included within that Master Lease, at the Company's option, for the higher of the fair market value or the minimum repurchase price, both as defined in the Master Lease; and (iv) any and all other rights and remedies available at law or in equity.

  Each Master Lease provides that the remedies under such Master Lease may be exercised with respect only to the properties that is the subject of the default upon the occurrence of any one of the following events of

                                 VENTAS, INC.

default: (i) the occurrence of a final non-appealable revocation of Vencor's license to operate a facility; (ii) the revocation of certification of a facility for reimbursement under Medicare; or (iii) Vencor becomes subject to regulatory sanctions at a facility and fails to cure the regulatory sanctions within the applicable cure period. Upon the occurrence of the fifth such event of default under a Master Lease with respect to any one or more properties, the Master Lease permits the Company, at its option, to exercise the rights and remedies under the Master Lease on all properties included within that Master Lease.

  The occurrence of any one of the following events of default constitute an event of default under all Master Leases permitting the Company, at its option, to exercise the rights and remedies under all the Master Leases simultaneously: (i) the occurrence of an event of default under the Agreement of Indemnity--Third Party Leases between the Company and Vencor, (ii) the liquidation or dissolution of Vencor, (iii) if Vencor files a petition of bankruptcy or a petition for reorganization or arrangement under the Federal bankruptcy laws, and (iv) a petition is filed against Vencor under Federal bankruptcy laws and same is not dismissed within ninety (90) days of its institution.

  Any notice of the occurrence of an event of default under the Master Lease which the Company sends to Vencor must be sent simultaneously to Vencor's leasehold mortgagee (the Leasehold Mortgagee). Prior to terminating a Master Lease for all or any part of the leased property covered thereunder, the Company must give the Leasehold Mortgagee thirty (30) days prior written notice and an opportunity to cure the default.

  Vencor may, with the prior written approval of the Company, sell, assign or sublet its interest in all or any portion of the leased property under a Master Lease. The Company may not unreasonably withhold its approval to any such transfer provided (i) the assignee is creditworthy, (ii) the assignee has at least four years of operational experience, (iii) the assignee has a favorable business and operational reputation, (iv) the assignee assumes the Master Lease in writing, (v) the sublease is subject and subordinate to the terms of the Master Lease and (vi) Vencor and any guarantor remains primarily liable under the Master Lease.

  Each Master Lease requires Vencor to maintain liability, all risk property and workers' compensation insurance for the properties at a level reasonable with respect to the properties. Each Master Lease further provides that in the event a property is totally destroyed, or is substantially destroyed such that the damage renders the property unsuitable for its intended use, Vencor will have the option to either restore the property at its cost to its pre-destruction condition or offer to purchase the leased property (in either event all insurance proceeds, net of administrative and related costs, will be made available to Vencor). If the Company rejects the offer to purchase, Vencor will have the option to either restore the property or terminate the applicable Master Lease with respect to the property. If the damage is such that the property is not rendered unsuitable for its intended use, or if it is not covered by insurance, each Master Lease requires Vencor to restore the property to its original condition.

Development Agreement

  Under the terms of the Development Agreement, Vencor, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring and developing and such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The initial annual base rent under such a lease will be ten percent (10%) of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. As of December 31, 1998, the Company had acquired one skilled nursing center under the Development Agreement for $6.2 million and has entered into separate lease with Vencor with respect to such facility. The Development Agreement has a five year term, and the Company and Vencor each have the right to terminate the Development Agreement in the event of a change of control.

                                 VENTAS, INC.

Participation Agreement

  Under the terms and conditions of the Participation Agreement, Vencor has a right of first offer to become the lessee of any real property acquired or developed by the Company which is to be operated as a hospital, nursing center or other healthcare facility, provided that Vencor and the Company can negotiate a mutually satisfactory lease arrangement and provided that the property is not leased by the Company to the existing operator of such facility.

  The Participation Agreement also provides, subject to certain terms, that the Company has a right of first offer to purchase or finance any healthcare related real property that Vencor determines to sell or mortgage to a third party, provided that Vencor and the Company can negotiate mutually satisfactory terms for such purchase or mortgage. The Participation Agreement has a three year term and the Company and Vencor each have the right to terminate the Participation Agreement in the event of a change of control.

Transition Services Agreement

  The Transition Services Agreement, which expired pursuant to its terms on December 31, 1998, provided that Vencor would provide the Company with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk management, legal, and information systems support. The Company paid Vencor $1.6 million for the eight months ended December 31, 1998, for services provided under the Transition Services Agreement.

  After December 31, 1998, Vencor continued to provide the Company with certain administrative and support services (primarily computer systems, telephone networks, mail delivery and other office services). Subsequent to year end, the Company moved to new office space and those services are no longer provided by Vencor. Vencor has also agreed to assist in the preparation of certain tax returns and other tax filings to be made on behalf of the Company for the period ending on or before December 31, 1998. There can be no assurance that Vencor will continue to assist the Company in the preparation of these tax documents or that the Company will be able to timely and accurately complete such tax filings if Vencor should discontinue its assistance, although the Company intends to take all actions necessary to enable it do so.

Agreement of Indemnity--Third Party Leases

  In connection with the Reorganization Transactions, the Company assigned its former third party lease obligations as a tenant or as a guarantor of tenant obligations to Vencor. The Company remains primarily liable on substantially all of the third party lease obligations assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the third party lease obligations assigned by the Company to Vencor. If Vencor is unable to satisfy the obligations under any third party lease assigned by the Company to Vencor, then the Company will be liable for the payment and performance of the obligations under any such third party lease. The leases have remaining terms ranging from 1 to 63 years.

  The total aggregate remaining minimum rental payments under these leases are as follows (in thousands):


                  Skilled
                  Nursing                     Office
                 Facilities Hospitals  Land   Leases  Sub-leases Other   Total
                 ---------- --------- ------- ------- ---------- ------ --------
   1999........   $21,039    $ 6,987  $ 1,030 $ 2,761  $ 6,919   $  457 $ 39,193
   2000........    18,981      2,792    1,033   2,187    6,688      372   32,053
   2001........    13,857      2,805    1,025   1,582    4,996      284   24,549
   2002........     8,836      2,661      987     940    2,466      285   16,175
   2003........     5,253      2,160      990     671    2,421      259   11,754
   Thereafter..     6,618      6,900   23,535   3,332   12,918      653   53,956
                  -------    -------  ------- -------  -------   ------ --------
                  $74,584    $24,305  $28,600 $11,473  $36,408   $2,310 $177,680
                  =======    =======  ======= =======  =======   ====== ========

Agreement of Indemnity--Third Party Contracts

  In connection with the Reorganization Transactions, the Company assigned its former third party guaranty agreements to Vencor. The Company remains primarily liable on substantially all of the third party guarantees assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Contracts, Vencor and its

                                    F-14--1

                                 VENTAS, INC.

subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the third party guarantees assigned by the Company to Vencor. If Vencor is unable to satisfy the obligations under any third party guaranty agreement assigned by the Company to Vencor, then the Company will be liable for the payment and performance of the obligations under any such agreement. These third party guarantees were entered into in connection with certain acquisitions and financing transactions. The total aggregate exposure under these guarantees is approximately $45.9 million at December 31, 1998. Atria Communications, Inc. has also agreed to indemnify and hold the Company harmless form and against all claims against the Company arising out of the third party contracts, which has an aggregate principal amount of approximately $35 million.

9. Supplemental Disclosure of Cash Flow Information

  During the period May 1, 1998 through December 31, 1998, the Company paid taxes and interest of approximately $616,000 and $52,448,000, respectively.

10. Litigation


  The following litigation and other matters arose from the Company's operations prior to the Reorganization Transactions. In connection with the Reorganization Transactions, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the Reorganization Transactions and which arose out of the ownership or operation of the healthcare operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the Reorganization Transactions which arose out of the ownership and operation of the healthcare operations. However, there can be no assurance that Vencor will continue to defend the Company in such proceedings and actions or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the Reorganization Transactions.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999, the court granted the Company's motion to dismiss the case. The plaintiff has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. Vencor, on behalf of the Company, is defending this action vigorously.

  A stockholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of Vencor and Ventas against certain current and former executive officers and directors of Vencor and Ventas. The complaint alleges that the defendants damaged Vencor and Ventas by

                                 VENTAS, INC.

engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of Vencor and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that Vencor and Ventas have an effective remedy. Vencor and the Company each believe that the allegations in the complaint are without merit and Vencor, on behalf of the Company, intends to defend this action vigorously.

Unasserted claim--Potential Liabilities Due to Fraudulent Transfer
Considerations

  Transfers made and obligations incurred in the Reorganization Transactions and the simultaneous distribution of the Vencor common stock to the Ventas stockholders (the "Distribution") are subject to review under state fraudulent conveyance laws, and in the event of a bankruptcy proceeding, federal fraudulent conveyance laws. Under these laws a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy) could avoid the transfer if it determined that, as of the time of the Reorganization Transactions, the party making the transfer or incurring the obligation did not receive fair consideration or reasonably equivalent value and, at the time of the Reorganization Transactions, the party making the transfer or incurring the obligation (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or
(iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature. In the context of the Distribution, upon such a determination, any such court could order the holders of the stock distributed in the Distribution to return the value of the stock and any dividends paid thereon, bar future dividend and redemption payments on the stock, and invalidate, in whole or in part, the Distribution as a fraudulent conveyance. Although Vencor has not asserted a claim, Vencor's legal counsel has raised questions relating to potential fraudulent conveyance issues relating to the Reorganization Transactions. At the time of the Reorganization Transactions, the Company obtained an opinion from an independent third party that addressed issues of solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance claim is ultimately asserted by Vencor, creditors, or others, the ultimate outcome of such a claim cannot presently be determined. The Company intends to vigorously defend these claims if they are asserted in a legal proceeding or mediation.

11. Related Party Transactions

  At December 31, 1998, the Company had receivables of approximately $4 million due from certain executive officers of the Company. The loans include interest provisions and were to finance the income taxes payable by the executive officers as a result of the Reorganization Transactions. The loans are payable over a ten year period.

  On October 15, 1998, the Company acquired eight personal care facilities and related facilities for approximately $7 million from Tangram Rehabilitation Network, Inc. (Tangram). Tangram is a wholly owned subsidiary of Res-Care, Inc. (Res-Care) of which a director of the Company is the Chairman, President and Chief Executive Officer. The Company leases the Tangram facilities to Tangram pursuant to a Master Lease Agreement which is guaranteed by Res-Care. Through December 31, 1998, Tangram has paid the Company approximately $155,000 in rent payments.

12. Subsequent Events

  Subsequent to December 31, 1998, the amount Due from Vencor, Inc. was paid in full. Subsequent to December 31, 1998, the Company drew $125 million under the revolving line of credit and used the proceeds to pay down the bridge facility loan due October 30, 1999 reducing the balance of that loan to $275 million. In addition, the Company drew $50 million under the revolving line of credit to use for working capital purposes.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999

                                          Ventas, Inc.

                                                  /s/ Debra A. Cafaro
                                          By: _________________________________
                                                      Debra A. Cafaro
                                                Chief Executive Officer and
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

       /s/ Walter F. Beran             Director                   Date March 31, 1999
______________________________________
           Walter F. Beran

      /s/ Douglas Crocker II           Director                   Date March 31, 1999
______________________________________
          Douglas Crocker II

       /s/ Ronald G. Geary             Director                   Date March 31, 1999
______________________________________
           Ronald G. Geary

        /s/ Greg D. Hudson             Director                   Date March 31, 1999
______________________________________
            Greg D. Hudson

       /s/ Debra A. Cafaro             Chief Executive Officer,   Date March 31, 1999
______________________________________  President (Principal
           Debra A. Cafaro              Executive Officer) and
                                        Director

      /s/ W. Bruce Lunsford            Chairman of the Board and  Date March 31, 1999
______________________________________  Director
          W. Bruce Lunsford

       /s/ Steven T. Downey            Vice President and Chief   Date March 31, 1999
______________________________________  Financial Officer
           Steven T. Downey             (Principal Financial and
                                        Principal Accounting
                                        Officer)

        /s/ R. Gene Smith              Director                   Date March 31, 1999
______________________________________
            R. Gene Smith

                                  VENTAS, INC.

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                             (Dollars in Thousands)

                                                                       Gross Amount
                                        Initial Cost to              Carried at Close
              Location                      Company         Cost         of Period
-------------------------------------- ----------------- Capitalized -----------------
                                              Buildings  Subsequent         Buildings
                                             and Improv-     to            and Improv- Accumulated    Date of      Date
 Facility name         City      State Land     ments    Acquisition Land     ments    Depreciation Construction Acquired
----------------  -------------- ----- ----- ----------- ----------- ----- ----------- ------------ ------------ --------
VENCOR SKILLED
 NURSING
 FACILITIES
Rehab. &
 Healthc. Ctr.
 of Huntsville    Huntsville      AL     534    4,216         --       534    4,216       1,268         1968       1998
Rehab. &
 Healthc. Ctr.
 of Birmingham    Birmingham      AL      --    1,921         --        --    1,921         747         1971       1998
Rehab. &
 Healthcare Ctr.
 of Mobile        Mobile          AL       5    2,981         --         5    2,981         733         1967       1998
Valley
 Healthcare &
 Rehab. Center    Tucson          AZ     383    1,954         --       383    1,954         517         1964       1998
Sonoran Rehab &
 Care Center      Phoenix         AZ     781    2,755         --       781    2,755         530         1962       1998
Desert Life
 Rehab & Care
 Center           Tuscon          AZ     611    5,117         --       611    5,117       2,064         1979       1998
Hacienda Rehab.
 & Care Center    Sierra Vista    AZ      31      294         --        31      294         169         1982       1998
Villa Campana
 Health Center    Tuscon          AZ     533    2,201         --       533    2,201         463         1983       1998
Kachina Point
 Health Care &
 Rehab.           Sedona          AZ     364    4,179         --       364    4,179       1,406         1983       1998
Nob Hill
 Healthcare
 Center           San Francisco   CA   1,902    7,531         --     1,902    7,531       1,852         1967       1998
Canyonwood
 Nursing &
 Rehab. Ctr.      Redding         CA     401    3,784         --       401    3,784         815         1989       1998
Californian Care
 Center           Bakersfield     CA   1,438    5,609         --     1,438    5,609         907         1988       1998
Magnolia Gardens
 Care Center      Burlingame      CA   1,832    3,186         --     1,832    3,186         760         1955       1998
Lawton
 Healthcare
 Center           San Francisco   CA     943      514         --       943      514         158         1962       1998
Valley Gardens
 HC & Rehab.      Stockton        CA     516    3,405         --       516    3,405         876         1988       1998
Alta Vista
 Healthcare
 Center           Riverside       CA     376    1,669         --       376    1,669         453         1966       1998
Maywood Acres
 Healthcare
 Center           Oxnard          CA     465    2,363         --       465    2,363         542         1964       1998
La Veta
 Healthcare
 Center           Orange          CA      47    1,459         --        47    1,459         353         1964       1998
Bay View Nursing
 & Rehab. Center  Alameda         CA   1,462    5,981         --     1,462    5,981       1,425         1967       1998
Village Square
 Nsg. & Rehab.
 Ctr.             San Marcos      CA     766    3,507         --       766    3,507         491         1989       1998
Cherry Hills
 Health Care
 Center           Englewood       CO     241    2,180         --       241    2,180         706         1960       1998
Aurora Care
 Center           Aurora          CO     197    2,328         --       197    2,328         556         1962       1998
Castle Garden
 Care Center      Northglenn      CO     501    8,294         --       501    8,294       1,821         1971       1998
Brighton Care
 Center           Brighton        CO     282    3,377         --       282    3,377         747         1969       1998
Andrew House
 Healthcare       New Britain     CT     247    1,963         --       247    1,963         417         1967       1998
Camelot Nursing
 & Rehab. Center  New London      CT     202    2,363         --       202    2,363         437         1969       1998
Hamilton Rehab.
 & Healthcare
 Center           Norwich         CT     456    2,808         --       456    2,808         627         1969       1998
Windsor Rehab. &
 Healthcare
 Center           Windsor         CT     368    2,520         --       368    2,520         560         1965       1998
Nutmeg Pavilion
 Healthcare       New London      CT     401    2,777         --       401    2,777         670         1968       1998
Parkway Pavilion
 Healthcare       Enfield         CT     337    3,607         --       337    3,607         823         1968       1998
Courtland
 Gardens Health
 Ctr., Inc.       Stamford        CT   1,126    9,399         --     1,126    9,399         411         1956       1998
Homestead Health
 Center           Stamford        CT     511    2,764         --       511    2,764         128         1959       1998
East Manor
 Medical Care
 Center           Sarasota        FL     390    5,499         --       390    5,499       1,223         1966       1998
Healthcare &
 Rehab Ctr of
 Sanford          Sanford         FL     329    3,074         --       329    3,074         708         1965       1998
Titusville
 Rehab. &
 Nursing Center   Titusville      FL     398    3,810         --       398    3,810         898         1966       1998
Bay Pointe
 Nursing
 Pavilion         St. Petersburg  FL     750    4,392         --       750    4,392         594         1984       1998
Colonial Oaks
 Rehab.Ctr-Ft.
 Myers            Ft. Meyers      FL   1,058    5,754         --     1,058    5,754         490         1995       1998
Carrollwood Core
 Center           Tampa           FL     268    4,128         --       268    4,128       1,027         1986       1998
                    Life on
                     Which
                 Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
VENCOR SKILLED
 NURSING
 FACILITIES
Rehab. &
 Healthc. Ctr.
 of Huntsville       25 years
Rehab. &
 Healthc. Ctr.
 of Birmingham       20 years
Rehab. &
 Healthcare Ctr.
 of Mobile           29 years
Valley
 Healthcare &
 Rehab. Center       28 years
Sonoran Rehab &
 Care Center         29 years
Desert Life
 Rehab & Care
 Center              37 years
Hacienda Rehab.
 & Care Center       20 years
Villa Campana
 Health Center       35 years
Kachina Point
 Health Care &
 Rehab.              45 years
Nob Hill
 Healthcare
 Center              28 years
Canyonwood
 Nursing &
 Rehab. Ctr.         45 years
Californian Care
 Center              40 years
Magnolia Gardens
 Care Center       28.5 years
Lawton
 Healthcare
 Center              20 years
Valley Gardens
 HC & Rehab.         29 years
Alta Vista
 Healthcare
 Center              29 years
Maywood Acres
 Healthcare
 Center              29 years
La Veta
 Healthcare
 Center              28 years
Bay View Nursing
 & Rehab. Center     45 years
Village Square
 Nsg. & Rehab.
 Ctr.                42 years
Cherry Hills
 Health Care
 Center              30 years
Aurora Care
 Center              30 years
Castle Garden
 Care Center         29 years
Brighton Care
 Center              30 years
Andrew House
 Healthcare          29 years
Camelot Nursing
 & Rehab. Center     28 years
Hamilton Rehab.
 & Healthcare
 Center              29 years
Windsor Rehab. &
 Healthcare
 Center              30 years
Nutmeg Pavilion
 Healthcare          29 years
Parkway Pavilion
 Healthcare          28 years
Courtland
 Gardens Health
 Ctr., Inc.          45 years
Homestead Health
 Center              20 years
East Manor
 Medical Care
 Center              28 years
Healthcare &
 Rehab Ctr of
 Sanford             29 years
Titusville
 Rehab. &
 Nursing Center      29 years
Bay Pointe
 Nursing
 Pavilion            35 years
Colonial Oaks
 Rehab.Ctr-Ft.
 Myers               45 years
Carrollwood Core
 Center            37.5 years

                                                                       Gross Amount
                                        Initial Cost to              Carried at Close
              Location                      Company         Cost         of Period
-------------------------------------- ----------------- Capitalized -----------------
                                              Buildings  Subsequent         Buildings
                                             and Improv-     to            and Improv- Accumulated    Date of      Date
 Facility name         City      State Land     ments    Acquisition Land     ments    Depreciation Construction Acquired
----------------  -------------- ----- ----- ----------- ----------- ----- ----------- ------------ ------------ --------
Evergreen Woods
 Health & Rehab.  Springhill      FL     234    3,566         --       234    3,566         668          1988      1998
Rehab. &
 Healthcare Ctr.
 of Tampa         Tampa           FL     355    8,291         --       355    8,291       1,271          1969      1998
Rehab & Health
 Ctr. of Cape
 Coral            Cape Coral      FL   1,002    4,153         --     1,002    4,153         948          1978      1998
Windsor Woods
 Convalescent
 Center           Hudson          FL     859    3,172         --       859    3,172         704           N/A      1998
Casa Mora Rehab.
 & Ext Care       Bradenton       FL     823    6,093         --       823    6,093         272          1977      1998
North Broward
 Rehab. & Nsg.
 Ctr.             Pompano Beach   FL   1,360    5,913         --     1,360    5,913         247          1965      1998
Highland Pines
 Rehab. Center    Clearwater      FL     863    5,793         --       863    5,793         253          1965      1998
Pompano
 Rehab/Nursing
 Ctr.             Pompano Beach   FL     890    3,252         --       890    3,252         135          1975      1998
Abbey Rehab. &
 Nsg. Center      St. Petersburg  FL     563    2,842         --       563    2,842         218          1962      1998
Savannah Rehab.
 & Nursing
 Center           Savannah        GA     213    2,772         --       213    2,772         655          1968      1998
Specialty Care
 of Marietta      Marietta        GA     241    2,782         --       241    2,782         732          1968      1998
Savannah
 Specialty Care
 Center           Savannah        GA     157    2,219         --       157    2,219         611          1972      1998
Lafayette Nsg. &
 Rehab. Ctr.      Fayetteville    GA     598    6,623         --       598    6,623         551          1989      1998
Tucker Nursing
 Center           Tucker          GA     512    8,153         --       512    8,153         370          1972      1998
Hillcrest Rehab.
 Care Center      Boise           ID     256    3,593         --       256    3,593         405          1977      1998
Cascade Care
 Center           Caldwell        ID     312    2,050         --       312    2,050         208          1974      1998
Emmett
 Rehabilitation
 and Healthcare   Emmett          ID     185    1,670         --       185    1,670         944          1960      1998
Lewiston
 Rehabilitation
 and Care Ctr.    Lewiston        ID     133    3,982         --       133    3,982       1,006          1964      1998
Nampa Care
 Center           Nampa           ID     252    2,810         --       252    2,810       1,533        1950's      1998
Weiser
 Rehabilitation
 and Care Ctr.    Weiser          ID     157    1,760         --       157    1,760       1,103          1963      1998
Moscow Care
 Center           Moscow          ID     261    2,571         --       261    2,571         846          1955      1998
Mountain Valley
 Care and Rehab.  Kellogg         ID      68    1,281         --        68    1,281         732          1971      1998
Rolling Hills
 Health Care
 Center           New Albany      IN      81    1,894         --        81    1,894         406          1984      1998
Royal Oaks
 Healthcare &
 Rehab Ctr.       Terre Haute     IN     418    5,779         --       418    5,779         463          1995      1998
Southwood Health
 & Rehab Center   Terre Haute     IN      90    2,868         --        90    2,868         502          1988      1998
Vencor Corydon    Corydon         IN     125    6,068         --       125    6,068          59           N/A      1998
Valley View
 Health Care
 Center           Elkhart         IN      87    2,665         --        87    2,665         533          1985      1998
Wildwood
 Healthcare
 Center           Indianapolis    IN     134    4,983         --       134    4,983         907          1988      1998
Meadowvale
 Health & Rehab.
 Ctr.             Bluffton        IN       7      787         --         7      787          40          1962      1998
Columbia
Healthcare
Facility          Evansville      IN     416    6,317         --       416    6,317       1,245          1983      1998
Bremen Health
 Care Center      Bremen          IN     109    3,354         --       109    3,354         374          1982      1998
Windsor Estates
 Health & Rehab
 Ctr              Kokomo          IN     256    6,625         --       256    6,625         897          1962      1998
Muncie Health
 Care & Rehab.    Muncie          IN     108    4,202         --       108    4,202         641          1980      1998
Parkwood Health
 Care Center      Lebanon         IN     121    4,512         --       121    4,512         753          1977      1998
Wedgewood
 Healthcare
 Center           Clarksville     IN     119    5,115         --       119    5,115         478          1985      1998
Westview Nursing
 & Rehab. Center  Bedford         IN     255    4,207         --       255    4,207         779          1970      1998
Columbus Health
 & Rehab. Center  Columbus        IN     345    6,817         --       345    6,817       1,925          1966      1998
Rosewood Health
 Care Center      Bowling Green   KY     248    5,371         --       248    5,371       1,452          1970      1998
Oakview Nursing
 & Rehab. Ctr.    Calvert City    KY     124    2,882         --       124    2,882         775          1967      1998
Cedars of
 Lebanon Nursing
 Center           Lebanon         KY      40    1,253         --        40    1,253         339          1930      1998
Winchester
 Centre for
 Health/Rehab.    Winchester      KY     137    6,120         --       137    6,120       1,637          1967      1998
Riverside Manor
 Health Care      Calhoun         KY     103    2,119         --       103    2,119         577          1963      1998
Maple Manor
 Healthcare
 Center           Greenville      KY      59    3,187         --        59    3,187         864          1968      1998
Danville Centre
 for Health &
 Rehab.           Danville        KY     322    3,538         --       322    3,538         637          1962      1998
Lexington Centre
 for Health &
 Rehab.           Lexington       KY     647    4,892         --       647    4,892       1,171          1963      1998
North Centre for
 Health & Rehab.  Louisville      KY     285    1,555         --       285    1,555         484          1969      1998
Hillcrest Health
 Care Center      Owensboro       KY     544    2,619         --       544    2,619       1,733          1963      1998
                    Life on
                      Which
                  Depreciation
                     Income
                  Statement is
 Facility name      Computed
----------------- ------------
Evergreen Woods
 Health & Rehab.     25 years
Rehab. &
 Healthcare Ctr.
 of Tampa            28 years
Rehab & Health
 Ctr. of Cape
 Coral               32 years
Windsor Woods
 Convalescent
 Center              45 years
Casa Mora Rehab.
 & Ext Care          45 years
North Broward
 Rehab. & Nsg.
 Ctr.                45 years
Highland Pines
 Rehab. Center       20 years
Pompano
 Rehab/Nursing
 Ctr.                45 years
Abbey Rehab. &
 Nsg. Center         35 years
Savannah Rehab.
 & Nursing
 Center            28.5 years
Specialty Care
 of Marietta       28.5 years
Savannah
 Specialty Care
 Center              26 years
Lafayette Nsg. &
 Rehab. Ctr.         20 years
Tucker Nursing
 Center              45 years
Hillcrest Rehab.
 Care Center         45 years
Cascade Care
 Center              45 years
Emmett
 Rehabilitation
 and Healthcare      28 years
Lewiston
 Rehabilitation
 and Care Ctr.       29 years
Nampa Care
 Center              25 years
Weiser
 Rehabilitation
 and Care Ctr.       25 years
Moscow Care
 Center              25 years
Mountain Valley
 Care and Rehab.     25 years
Rolling Hills
 Health Care
 Center              25 years
Royal Oaks
 Healthcare &
 Rehab Ctr.          45 years
Southwood Health
 & Rehab Center      25 years
Vencor Corydon       45 years
Valley View
 Health Care
 Center              25 years
Wildwood
 Healthcare
 Center              25 years
Meadowvale
 Health & Rehab.
 Ctr.                22 years
Columbia
Healthcare
Facility             35 years
Bremen Health
 Care Center         45 years
Windsor Estates
 Health & Rehab
 Ctr                 35 years
Muncie Health
 Care & Rehab.       25 years
Parkwood Health
 Care Center         25 years
Wedgewood
 Healthcare
 Center              35 years
Westview Nursing
 & Rehab. Center     29 years
Columbus Health
 & Rehab. Center     25 years
Rosewood Health
 Care Center         30 years
Oakview Nursing
 & Rehab. Ctr.       30 years
Cedars of
 Lebanon Nursing
 Center              30 years
Winchester
 Centre for
 Health/Rehab.       30 years
Riverside Manor
 Health Care         30 years
Maple Manor
 Healthcare
 Center              30 years
Danville Centre
 for Health &
 Rehab.              30 years
Lexington Centre
 for Health &
 Rehab.              28 years
North Centre for
 Health & Rehab.     30 years
Hillcrest Health
 Care Center         22 years

                                                                        Gross Amount
                                         Initial Cost to              Carried at Close
               Location                      Company         Cost        of Period
---------------------------------------- ---------------- Capitalized ----------------
                                               Buildings  Subsequent        Buildings
                                              and Improv-     to           and Improv- Accumulated    Date of      Date
 Facility name          City       State Land    ments    Acquisition Land    ments    Depreciation Construction Acquired
----------------  ---------------- ----- ---- ----------- ----------- ---- ----------- ------------ ------------ --------
Woodland Terrace
 Health Care
 Fac.             Elizabethtown     KY   216     1,795         --     216     1,795       1,176         1969       1998
Harrodsburg
 Health Care
 Center           Harrodsburg       KY   137     1,830         --     137     1,830         736         1974       1998
Laurel Ridge
 Rehab. &
 Nursing Ctr.     Jamaica Plain     MA   194     1,617         --     194     1,617         531         1968       1998
Blue Hills
 Alzheimer's
 Care Center      Stoughton         MA   511     1,026         --     511     1,026         666         1965       1998
Brigham Manor
 Nursing & Rehab
 Ctr              Newburyport       MA   126     1,708         --     126     1,708         595         1806       1998
Presentation
 Nursing &
 Rehab. Ctr.      Brighton          MA   184     1,220         --     184     1,220         736         1968       1998
Country Manor
 Rehab. & Nsg.
 Center           Newburyport       MA   199     3,004         --     199     3,004       1,061         1968       1998
Crawford Skilled
 Nsg. & Rehab.
 Ctr.             Fall River        MA   127     1,109         --     127     1,109         609         1968       1998
Hallmark Nursing
 & Rehab. Ctr.    New Bedford       MA   202     2,694         --     202     2,694         983         1968       1998
Sachem Nursing &
 Rehab. Ctr.      East Bridgewater  MA   529     1,238         --     529     1,238         767         1968       1998
Hammersmith
 House Nsg. Care
 Ctr.             Saugus            MA   112     1,919         --     112     1,919         615         1965       1998
Oakwood Rehab. &
 Nursing Center   Webster           MA   102     1,154         --     102     1,154         621         1967       1998
Timberlyn
 Heights Nsg. &
 Alz. Ctr.        Great Barrington  MA   120     1,305         --     120     1,305         609         1968       1998
Star of David
 Nsg. &
 Rehab/Alz Ctr.   West Roxbury      MA   359     2,324         --     359     2,324       1,425         1968       1998
Brittany
 Healthcare
 Center           Natick            MA   249     1,328         --     249     1,328         652         1996       1998
Briarwood Health
 Care Nursing
 Ctr              Needham           MA   154     1,502         --     154     1,502         697         1970       1998
Westridge
 Healthcare
 Center           Marlborough       MA   453     3,286         --     453     3,286       1,720         1964       1998
Bolton Manor
 Nursing Home     Marlborough       MA   222     2,431         --     222     2,431       1,075         1973       1998
Hillcrest
 Nursing Home     Fitchburg         MA   175     1,461         --     175     1,461         865         1957       1998
Country Gardens
 Sk. Nsg. &
 Rehab.           Swansea           MA   415     2,675         --     415     2,675         893         1969       1998
Quincy Rehab. &
 Nursing Center   Quincy            MA   216     2,911         --     216     2,911       1,316         1965       1998
West Roxbury
 Manor            West Roxbury      MA    91     1,001         --      91     1,001         739         1960       1998
Newton and
 Wellesley
 Alzheimer Ctr.   Wellesley         MA   297     3,250         --     297     3,250       1,109         1971       1998
Den-Mar Rehab. &
 Nursing Center   Rockport          MA    23     1,560         --      23     1,560         675         1963       1998
Eagle Pond
 Rehab. & Living
 Center           South Dennis      MA   296     6,896         --     296     6,896       1,658         1985       1998
Blueberry Hill
 Healthcare       Beverly           MA   129     4,290         --     129     4,290       1,664         1965       1998
Colony House
 Nsg. & Rehab.
 Ctr.             Abington          MA   132       999         --     132       999         650         1965       1998
Embassy House
 Sk. Nsg. &
 Rehab.           Brockton          MA   166     1,004         --     166     1,004         591         1968       1998
Franklin Sk.
 Nsg. & Rehab.
 Center           Franklin          MA   156       757         --     156       757         500         1967       1998
Great Barrington
 Rehab. & Nsg.
 Ctr.             Great Barrington  MA    60     1,142         --      60     1,142         716         1967       1998
River Terrace     Lancaster         MA   268       957         --     268       957         642         1969       1998
Walden Rehab. &
 Nursing Center   Concord           MA   181     1,347         --     181     1,347         909         1969       1998
Harrington House
 Nsg. & Rehab.
 Ctr.             Walpole           MA     4     4,444         --       4     4,444         771         1991       1998
Eastside Rehab.
 and Living
 Center           Bangor            ME   316     1,349         --     316     1,349         457         1967       1998
Winship Green
 Nursing Center   Bath              ME   110     1,455         --     110     1,455         543         1974       1998
Brewer
 Rehabilitation
 & Living Center  Brewer            ME   228     2,737         --     228     2,737         873         1974       1998
Augusta
 Rehabilitation
 Center           Augusta           ME   152     1,074         --     152     1,074         477         1968       1998
Kennebunk
 Nursing Center   Kennebunk         ME    99     1,898         --      99     1,898         632         1977       1998
Norway
 Rehabilitation
 & Living Center  Norway            ME   133     1,658         --     133     1,658         590         1972       1998
Shore Village
 Rehab. &
 Nursing Ctr.     Rockland          ME   100     1,051         --     100     1,051         455         1968       1998
Westgate Manor    Bangor            ME   287     2,718         --     287     2,718         872         1969       1998
Brentwood Rehab.
 & Nsg. Center    Yarmouth          ME   181     2,789         --     181     2,789         912         1945       1998
Fieldcrest Manor
 Nursing Home     Waldoboro         ME   101     1,020         --     101     1,020         463         1963       1998
Park Place
 Health Care
 Center           Great Falls       MT   600     6,311         --     600     6,311       1,510         1963       1998
Parkview Acres
 Care & Rehab
 Ctr.             Dillon            MT   207     2,578         --     207     2,578         612         1965       1998
Pettigrew Rehab.
 & Healthcare
 Ctr.             Durham            NC   101     2,889         --     101     2,889         724         1969       1998
LaSalle
 Healthcare
 Center           Durham            NC   140     3,238         --     140     3,238         661         1969       1998
                    Life on
                     Which
                  Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
Woodland Terrace
 Health Care
 Fac.                26 years
Harrodsburg
 Health Care
 Center              35 years
Laurel Ridge
 Rehab. &
 Nursing Ctr.        30 years
Blue Hills
 Alzheimer's
 Care Center         28 years
Brigham Manor
 Nursing & Rehab
 Ctr                 27 years
Presentation
 Nursing &
 Rehab. Ctr.         28 years
Country Manor
 Rehab. & Nsg.
 Center              27 years
Crawford Skilled
 Nsg. & Rehab.
 Ctr.                29 years
Hallmark Nursing
 & Rehab. Ctr.       26 years
Sachem Nursing &
 Rehab. Ctr.         27 years
Hammersmith
 House Nsg. Care
 Ctr.                28 years
Oakwood Rehab. &
 Nursing Center      31 years
Timberlyn
 Heights Nsg. &
 Alz. Ctr.           29 years
Star of David
 Nsg. &
 Rehab/Alz Ctr.      26 years
Brittany
 Healthcare
 Center              31 years
Briarwood Health
 Care Nursing
 Ctr                 30 years
Westridge
 Healthcare
 Center            28.5 years
Bolton Manor
 Nursing Home      34.5 years
Hillcrest
 Nursing Home        25 years
Country Gardens
 Sk. Nsg. &
 Rehab.              27 years
Quincy Rehab. &
 Nursing Center      24 years
West Roxbury
 Manor               20 years
Newton and
 Wellesley
 Alzheimer Ctr.      30 years
Den-Mar Rehab. &
 Nursing Center      30 years
Eagle Pond
 Rehab. & Living
 Center              50 years
Blueberry Hill
 Healthcare          40 years
Colony House
 Nsg. & Rehab.
 Ctr.                40 years
Embassy House
 Sk. Nsg. &
 Rehab.              40 years
Franklin Sk.
 Nsg. & Rehab.
 Center              40 years
Great Barrington
 Rehab. & Nsg.
 Ctr.                40 years
River Terrace        40 years
Walden Rehab. &
 Nursing Center      40 years
Harrington House
 Nsg. & Rehab.
 Ctr.                45 years
Eastside Rehab.
 and Living
 Center              30 years
Winship Green
 Nursing Center      35 years
Brewer
 Rehabilitation
 & Living Center     33 years
Augusta
 Rehabilitation
 Center              30 years
Kennebunk
 Nursing Center      35 years
Norway
 Rehabilitation
 & Living Center     39 years
Shore Village
 Rehab. &
 Nursing Ctr.        30 years
Westgate Manor       31 years
Brentwood Rehab.
 & Nsg. Center       45 years
Fieldcrest Manor
 Nursing Home        32 years
Park Place
 Health Care
 Center              28 years
Parkview Acres
 Care & Rehab
 Ctr.                29 years
Pettigrew Rehab.
 & Healthcare
 Ctr.                28 years
LaSalle
 Healthcare
 Center              29 years

                                                                         Gross Amount
                                          Initial Cost to              Carried at Close
               Location                       Company         Cost         of Period
---------------------------------------- ----------------- Capitalized -----------------
                                                Buildings  Subsequent         Buildings
                                               and Improv-     to            and Improv- Accumulated    Date of      Date
 Facility name          City       State Land     ments    Acquisition Land     ments    Depreciation Construction Acquired
----------------  ---------------- ----- ----- ----------- ----------- ----- ----------- ------------ ------------ --------
Sunnybrook
 Alzheimer's &
 HC Spec.         Raleigh           NC     187    3,409          --      187    3,409         975         1971       1998
Blue Ridge
 Rehab. &
 Healthcare Ctr.  Asheville         NC     250    3,819          --      250    3,819         854         1977       1998
Raleigh Rehab. &
 Healthcare
 Center           Raleigh           NC     316    5,470          --      316    5,470       1,584         1969       1998
Rose Manor
 Health Care
 Center           Durham            NC     201    3,527          --      201    3,527         975         1972       1998
Cypress Pointe
 Rehab & HC
 Center           Winmington        NC     233    3,710          --      233    3,710         955         1966       1998
Winston-Salem
 Rehab & HC
 Center           Winston-Salem     NC     305    5,142          --      305    5,142       1,462         1968       1998
Silas Creek
 Manor            Winston-Salem     NC     211    1,893          --      211    1,893         452         1966       1998
Lincoln Nursing
 Center           Lincoln           NC      39    3,309          --       39    3,309       1,160         1976       1998
Guardian Care of
 Roanoke Rapids   Roanoke Rapids    NC     339    4,132          --      339    4,132       1,156         1967       1998
Guardian Care of
 Henderson        Henderson         NC     206    1,997          --      206    1,997         482         1957       1998
Rehab. & Nursing
 Center of
 Monroe           Monroe            NC     185    2,654          --      185    2,654         781         1963       1998
Guardian Care of
 Kinston          Kinston           NC     186    3,038          --      186    3,038         703         1961       1998
Guardian Care of
 Zebulon          Zebulon           NC     179    1,933          --      179    1,933         457         1973       1998
Guardian Care of
 Rocky Mount.     Rocky Mount       NC     240    1,732          --      240    1,732         291         1975       1998
Rehab. & Health
 Center of
 Gastonia         Gastonia          NC     158    2,359          --      158    2,359         596         1968       1998
Guardian Care of
 Elizabeth City   Elizabeth City    NC      71      561          --       71      561         308         1977       1998
Chapel Hill
 Rehab. &
 Healthcare Ctr.  Chapel Hill       NC     347    3,029          --      347    3,029         834         1984       1998
Homestead Health
 Care & Rehab
 Ctr              Lincoln           NE     277    1,528       1,178      277    2,706       1,809         1961       1998
Dover Rehab. &
 Living Center    Dover             NH     355    3,797          --      355    3,797       1,232         1969       1998
Greenbriar
 Terrace
 Healthcare       Nashua            NH     776    6,011          --      776    6,011       1,790         1963       1998
Hanover Terrace
 Healthcare       Hanover           NH     326    1,825          --      326    1,825         425         1969       1998
Las Vegas
 Healthcare &
 Rehab. Ctr.      Las Vegas         NV     454    1,018          --      454    1,018         156         1940       1998
Torrey Pines
Care Center       Las Vegas         NV     256    1,324          --      256    1,324         324         1971       1998
Franklin Woods
 Health Care
 Center           Columbus          OH     190    4,712          --      190    4,712         885         1986       1998
Chillicothe
 Nursing &
 Rehab. Center    Chillecothe       OH     128    3,481          --      128    3,481       1,186         1976       1998
Pickerington
 Nursing &
 Rehab. Ctr.      Pickerington      OH     312    4,382          --      312    4,382         791         1984       1998
Logan Health
 Care Center      Logan             OH     169    3,750          --      169    3,750         882         1979       1998
Winchester Place
 Nsg. & Rehab.
 Ctr.             Canal Winchestr.  OH     454    7,149          --      454    7,149       1,706         1974       1998
Minerva Park
 Nursing &
 Rehab. Ctr.      Columbus          OH     210    3,684          --      210    3,684         388         1973       1998
West Lafayette
 Rehab & Nsg Ctr  West Lafayette    OH     185    3,278          --      185    3,278         354         1972       1998
Cambridge Health
 & Rehab. Center  Cambridge         OH     108    2,642          --      108    2,642         559         1975       1998
Coshocton Health
 & Rehab. Center  Coshocton         OH     203    1,979          --      203    1,979         423         1974       1998
Bridgepark Ctr.
 for Rehab. &
 Nsg. Sv.         Akron             OH     341    5,491          --      341    5,491       1,367         1970       1998
Lebanon Country
 Manor            Lebanon           OH     105    3,617          --      105    3,617         995         1984       1998
Sunnyside Care
 Center           Salem             OR   1,519    2,688          --    1,519    2,688         690         1981       1998
Medford Rehab. &
 Healthcare
 Center           Medford           OR     362    4,610          --      362    4,610       1,084          N/A       1998
Wyomissing Nsg.
 & Rehab. Ctr.    Reading           PA      61    5,095          --       61    5,095         232         1966       1998
Health Havens
 Nursing &
 Rehab. Ctr.      E. Providence     RI     174    2,643          --      174    2,643         123         1962       1998
Oak Hill Nursing
 & Rehab. Ctr.    Pawtucket         RI      91    6,724          --       91    6,724         314         1966       1998
Madison
 Healthcare &
 Rehab Ctr.       Madison           TN     168    1,445          --      168    1,445         359         1968       1998
Cordova Rehab. &
 Nursing Center   Cordova           TN     322    8,830          --      322    8,830       2,699         1979       1998
Primacy
 Healthcare &
 Rehab Ctr.       Memphis           TN   1,222    8,344          --    1,222    8,344       1,646         1980       1998
Masters Health
 Care Center      Algood            TN     524    4,370          --      524    4,370       1,271         1981       1998
San Pedro Manor   San Antonio       TX     602    4,178          --      602    4,178         209         1985       1998
Wasatch Care
 Center           Ogden             UT     373      597          --      373      597         343         1964       1998
Crosslands
 Rehab. & Health
 Care Ctr         Sandy             UT     334    4,300          --      334    4,300         680         1987       1998
St. George Care
 and Rehab.
 Center           St. George        UT     420    4,465          --      420    4,465       1,161         1976       1998
                    Life on
                    Which
                 Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
Sunnybrook
 Alzheimer's &
 HC Spec.            25 years
Blue Ridge
 Rehab. &
 Healthcare Ctr.     32 years
Raleigh Rehab. &
 Healthcare
 Center              25 years
Rose Manor
 Health Care
 Center              26 years
Cypress Pointe
 Rehab & HC
 Center            28.5 years
Winston-Salem
 Rehab & HC
 Center              25 years
Silas Creek
 Manor             28.5 years
Lincoln Nursing
 Center              35 years
Guardian Care of
 Roanoke Rapids      25 years
Guardian Care of
 Henderson           29 years
Rehab. & Nursing
 Center of
 Monroe              28 years
Guardian Care of
 Kinston             29 years
Guardian Care of
 Zebulon             29 years
Guardian Care of
 Rocky Mount.        25 years
Rehab. & Health
 Center of
 Gastonia            29 years
Guardian Care of
 Elizabeth City      20 years
Chapel Hill
 Rehab. &
 Healthcare Ctr.     28 years
Homestead Health
 Care & Rehab
 Ctr                 45 years
Dover Rehab. &
 Living Center       25 years
Greenbriar
 Terrace
 Healthcare          25 years
Hanover Terrace
 Healthcare          29 years
Las Vegas
 Healthcare &
 Rehab. Ctr.         30 years
Torrey Pines
Care Center          29 years
Franklin Woods
 Health Care
 Center              38 years
Chillicothe
 Nursing &
 Rehab. Center       34 years
Pickerington
 Nursing &
 Rehab. Ctr.         37 years
Logan Health
 Care Center         30 years
Winchester Place
 Nsg. & Rehab.
 Ctr.                28 years
Minerva Park
 Nursing &
 Rehab. Ctr.         45 years
West Lafayette
 Rehab & Nsg Ctr     45 years
Cambridge Health
 & Rehab. Center     25 years
Coshocton Health
 & Rehab. Center     25 years
Bridgepark Ctr.
 for Rehab. &
 Nsg. Sv.            28 years
Lebanon Country
 Manor               43 years
Sunnyside Care
 Center              30 years
Medford Rehab. &
 Healthcare
 Center              34 years
Wyomissing Nsg.
 & Rehab. Ctr.       45 years
Health Havens
 Nursing &
 Rehab. Ctr.         45 years
Oak Hill Nursing
 & Rehab. Ctr.       45 years
Madison
 Healthcare &
 Rehab Ctr.          29 years
Cordova Rehab. &
 Nursing Center      39 years
Primacy
 Healthcare &
 Rehab Ctr.          37 years
Masters Health
 Care Center         38 years
San Pedro Manor      45 years
Wasatch Care
 Center              25 years
Crosslands
 Rehab. & Health
 Care Ctr            40 years
St. George Care
 and Rehab.
 Center              29 years

                                                                           Gross Amount
                                          Initial Cost to                Carried at Close
               Location                       Company          Cost         of Period
---------------------------------------- ------------------ Capitalized ------------------
                                                 Buildings  Subsequent          Buildings
                                                and Improv-     to             and Improv- Accumulated    Date of      Date
 Facility name          City       State  Land     ments    Acquisition  Land     ments    Depreciation Construction Acquired
----------------  ---------------- ----- ------ ----------- ----------- ------ ----------- ------------ ------------ --------
Federal Heights
 Rehab. & Nsg.
 Ctr.             Salt Lake City    UT      201     2,322         --       201     2,322         564         1962      1998
Wasatch Valley
 Rehabilitation   Salt Lake City    UT      389     3,545         --       389     3,545         722         1962      1998
Nansemond Pointe
 Rehab. & HC
 Ctr.             Suffolk           VA      534     6,990         --       534     6,990       1,580         1963      1998
Harbour Pointe
 Med. & Rehab.
 Ctr              Norfolk           VA      427     4,441         --       427     4,441       1,071         1969      1998
River Pointe
 Rehab. &
 Healthc. Ctr.    Virginia Beach    VA      770     4,440         --       770     4,440       1,415         1953      1998
Bay Pointe
 Medical &
 Rehab. Centre    Virginia Beach    VA      805     2,886         --       805     2,886         663         1971      1998
Birchwood
 Terrace
 Healthcare       Burlington        VT       15     4,656         --        15     4,656       1,438         1965      1998
Arden
 Rehabilitation
 & Healthcare
 Ctr              Seattle           WA    1,111     4,013         --     1,111     4,013         944       1950's      1998
Northwest
 Continuum Care
 Center           Longview          WA      145     2,563         --       145     2,563         627         1955      1998
Bellingham
 Health Care &
 Rehab Svc        Bellingham        WA      441     3,824         --       441     3,824         882         1972      1998
Rainier Vista
 Care Center      Puyallup          WA      520     4,780         --       520     4,780         887         1986      1998
Lakewood
 Healthcare
 Center           Lakewood          WA      504     3,511         --       504     3,511         607         1989      1998
Vencor of
 Vancouver HC &
 Rehab.           Vancouver         WA      449     2,964         --       449     2,964         741         1970      1998
Heritage Health
 & Rehab. Center  Vancouver         WA       76       835         --        76       835         185         1955      1998
Edmonds Rehab. &
 Healthcare Ctr.  Edmonds           WA      355     3,032         --       355     3,032         824         1961      1998
Queen Anne
 Healthcare       Seattle           WA      570     2,750         --       570     2,750         658         1970      1998
San Luis Medical
 & Rehab Center   Greenbay          WI      259     5,299         --       259     5,299         930          N/A      1998
Eastview Medical
 & Rehab. Center  Antigo            WI      200     4,047         --       200     4,047       1,129         1962      1998
Colonial Manor
 Medical & Rehab
 Ctr.             Wausau            WI      169     3,370         --       169     3,370         917         1964      1998
Colony Oaks Care
 Center           Appleton          WI      353     3,571         --       353     3,571         917         1967      1998
North Ridge Med.
 & Rehab. Center  Manitowoc         WI      206     3,785         --       206     3,785         893         1964      1998
Vallhaven Care
 Center           Neenah            WI      337     5,125         --       337     5,125       1,275         1966      1998
Kennedy Park
 Medical &
 Rehab. Ctr.      Schofield         WI      301     3,596         --       301     3,596       1,934         1966      1998
Family Heritage
 Med. & Rehab.
 Ctr.             Wisconsin Rapids  WI      240     3,350         --       240     3,350       1,978         1966      1998
Mt. Carmel
 Medical &
 Rehab. Ctr.      Burlington        WI      274     7,205         --       274     7,205       1,578         1971      1998
Mt. Carmel
 Medical &
 Rehab. Ctr.      Milwaukee         WI    2,356    22,571         --     2,356    22,571       5,777         1958      1998
Sheridan Medical
 Complex          Kenosha           WI      282     4,910         --       282     4,910       1,418         1964      1998
Woodstock Health
 & Rehab. Center  Kenosha           WI      562     7,424         --       562     7,424       2,256         1970      1998
Mountain Towers
 Healthcare &
 Rehab            Cheyenne          WY      342     3,814         --       342     3,814         812         1964      1998
South Central
 Wyoming HC. &
 Rehab            Rawlins           WY      151     1,738         --       151     1,738         400         1955      1998
Wind River
 Healthcare &
 Rehab. Ctr       Riverton          WY      179     1,559         --       179     1,559         355         1967      1998
Sage View Care
 Center           Rock Springs      WY      287     2,392         --       287     2,392         575         1964      1998
                                         ------   -------      -----    ------   -------     -------
TOTAL VENCOR
 NURSING HOMES                           74,970   731,661      1,178    74,970   732,839     179,268
                    Life on
               LocatiWhichon
------------------Depreciation----------------------
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
Federal Heights
 Rehab. & Nsg.
 Ctr.                29 years
Wasatch Valley
 Rehabilitation      29 years
Nansemond Pointe
 Rehab. & HC
 Ctr.                32 years
Harbour Pointe
 Med. & Rehab.
 Ctr                 28 years
River Pointe
 Rehab. &
 Healthc. Ctr.       25 years
Bay Pointe
 Medical &
 Rehab. Centre       29 years
Birchwood
 Terrace
 Healthcare          27 years
Arden
 Rehabilitation
 & Healthcare
 Ctr               28.5 years
Northwest
 Continuum Care
 Center              29 years
Bellingham
 Health Care &
 Rehab Svc         28.5 years
Rainier Vista
 Care Center         40 years
Lakewood
 Healthcare
 Center              45 years
Vencor of
 Vancouver HC &
 Rehab.              28 years
Heritage Health
 & Rehab. Center     29 years
Edmonds Rehab. &
 Healthcare Ctr.     25 years
Queen Anne
 Healthcare          29 years
San Luis Medical
 & Rehab Center      25 years
Eastview Medical
 & Rehab. Center     28 years
Colonial Manor
 Medical & Rehab
 Ctr.                30 years
Colony Oaks Care
 Center              29 years
North Ridge Med.
 & Rehab. Center     29 years
Vallhaven Care
 Center              28 years
Kennedy Park
 Medical &
 Rehab. Ctr.         29 years
Family Heritage
 Med. & Rehab.
 Ctr.                26 years
Mt. Carmel
 Medical &
 Rehab. Ctr.         30 years
Mt. Carmel
 Medical &
 Rehab. Ctr.         30 years
Sheridan Medical
 Complex             25 years
Woodstock Health
 & Rehab. Center     25 years
Mountain Towers
 Healthcare &
 Rehab               29 years
South Central
 Wyoming HC. &
 Rehab               29 years
Wind River
 Healthcare &
 Rehab. Ctr          29 years
Sage View Care
 Center              30 years
TOTAL VENCOR
 NURSING HOMES

NON-VENCOR
SKILLED NURSING
FACILITIES
Birchwood Care
 Center                             MI      291     6,187          -       291     6,187       2,162          N/A      1998
Grayling Health
 Care Center                        MI       76     3,234         --        76     3,234       1,010          N/A      1998
Clara Barton
 Terrace                            MI      375     2,219         --       375     2,219       1,902          N/A      1998
Mary Avenue Care
 Center                             MI      162     1,744         --       162     1,744       1,412          N/A      1998
Woodside
 Convalescent
 Center                             MN      639     3,440         56       639     3,496       2,010          N/A      1998
Hillhaven
 Convalescent
 Center                             NV      121     1,181         --       121     1,181         735          N/A      1998
Marigarde-
 Sylvania
 Nursing Home                       OH      667     2,428         --       667     2,428       1,032          N/A      1998
Marietta
 Convalescent
 Center                             OH      158     3,266         --       158     3,266         552          N/A      1998
                                         ------   -------      -----    ------   -------     -------
TOTAL NON-VENCOR
 SKILLED NURSING
 FACILITIES                               2,489    23,699         56     2,489    23,755      10,815
                                         ------   -------      -----    ------   -------     -------
TOTAL FOR
 SKILLED NURSING
 FACILITIES                              77,459   755,360      1,234    77,459   756,594     190,083
NON-VENCOR
SKILLED NURSING
FACILITIES
Birchwood Care
 Center             J36 years
Grayling Health
 Care Center         43 years
Clara Barton
 Terrace             21 years
Mary Avenue Care
 Center              21 years
Woodside
 Convalescent
 Center              28 years
Hillhaven
 Convalescent
 Center              40 years
Marigarde-
 Sylvania
 Nursing Home        30 years
Marietta
 Convalescent
 Center              25 years
TOTAL NON-VENCOR
 SKILLED NURSING
 FACILITIES
TOTAL FOR
 SKILLED NURSING
 FACILITIES

                                                                           Gross Amount
                                          Initial Cost to               Carried at Close of
               Location                       Company          Cost           Period
--------------------------------------- ------------------- Capitalized -------------------
                                                 Buildings  Subsequent           Buildings
                                                and Improv-     to              and Improv- Accumulated    Date of      Date
 Facility name         City       State  Land      ments    Acquisition  Land      ments    Depreciation Construction Acquired
----------------  --------------- ----- ------- ----------- ----------- ------- ----------- ------------ ------------ --------
                    Life on
               LocatiWhichon
------------------Depreciation---------------------
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------

VENCOR HOSPITALS
Vencor
Hospital--
Phoenix           Phoenix          AZ       226      3,359        --        226      3,359        876         N/A       1998
Vencor
 Hospital--
 Tucson           Tuscon           AZ       130      3,091        --        130      3,091        809         N/A       1998
Vencor
 Hospital--
 Ontario          Ontario          CA       523      2,988        --        523      2,988        572         N/A       1998
Vencor
 Hospital--San
 Leandro          San Leandro      CA     2,735      5,870        --      2,735      5,870      2,500         N/A       1998
Vencor
 Hospital--
 Orange County    Westminster      CA       728      7,384        --        728      7,384      2,043         N/A       1998
THC--Orange
 County           Orange County    CA     3,144      2,611        --      3,144      2,611        119        1990       1998
Vencor
 Hospital--San
 Diego            San Diego        CA       670     11,764        --        670     11,764      1,877         N/A       1998
Recovery Inn of
 Menlo Park       Menlo Park       CA        --      2,799        --                 2,799        843        1992       1998
Vencor
 Hospital--
 Denver           Denver           CO       896      6,367        --        896      6,367      1,842         N/A       1998
Vencor
 Hospital--Coral
 Gables           Coral Gables     FL     1,071      5,348        --      1,071      5,348      1,705         N/A       1998
Vencor
 Hospital--St.
 Petersburg       St. Petersburg   FL     1,418     17,525         7      1,418     17,532      1,793        1968       1998
Vencor
 Hospital--Ft.
 Lauderdale       Ft. Lauderdale   FL     1,758     14,080        --      1,758     14,080      3,617         N/A       1998
Vencor
 Hospital--North
 Florida          Green Cove Spr.  FL       145      4,613        --        145      4,613        744         N/A       1998
Vencor
 Hospital--
 Central Tampa    Tampa            FL     2,732      7,676        --      2,732      7,676        413        1970       1998
Vencor
 Hospital--
 Hollywood        Hollywood        FL       605      5,229        --        605      5,229        401        1937       1998
Vencor
 Hospital--
 Sycamore         Sycamore         IL        77      8,549        --         77      8,549      1,590         N/A       1998
Vencor
 Hospital--
 Chicago North    Chicago          IL     1,583     19,980        --      1,583     19,980      2,739         N/A       1998
Vencor
 Hospital--Lake
 Shore            Chicago          IL     1,513      9,525        --      1,513      9,525      1,438        1995       1998
Vencor
 Hospital--
 Northlake        Northlake        IL       850      6,498        --        850      6,498      1,859         N/A       1998
Vencor
 Hospital--
 LaGrange         LaGrange         IN       173      2,330        --        173      2,330      1,428         N/A       1998
Vencor
 Hospital--
 Indianapolis     Indianapolis     IN       985      3,801        --        985      3,801      1,061         N/A       1998
Vencor
 Hospital--
 Louisville       Louisville       KY     3,041     12,330        --      3,041     12,330      1,743         N/A       1998
Vencor
 Hospital--New
 Orleans          New Orleans      LA       648      4,971        --        648      4,971      1,870        1968       1998
Vencor Hosp--
 Boston
 Northshore       Peabody          MA       543      7,568        --        543      7,568        433        1974       1998
Vencor
 Hospital--
 Boston           Boston           MA     1,551      9,796        --      1,551      9,796      3,319         N/A       1998
Vencor
 Hospital--
 Detroit          Detroit          MI       355      3,544        --        355      3,544      1,110         N/A       1998
Vencor
 Hospital--Metro
 Detroit          Detroit          MI       564      4,896        --        564      4,896        212        1980       1998
Vencor
 Hospital--
 Minneapolis      Golden Valley    MN       223      8,120        --        223      8,120        420        1952       1998
Vencor
 Hospital--
 Kansas City      Kansas City      MO       277      2,914        --        277      2,914        855         N/A       1998
Vencor
 Hospital--St.
 Louis            St. Louis        MO     1,126      2,087        --      1,126      2,087        769         N/A       1998
Vencor
 Hospital--
 Greensboro       Greensboro       NC     1,010      7,586        --      1,010      7,586      1,751         N/A       1998
Vencor
 Hospital--
 Albuquerque      Albuquerque      NM        11      4,253        --         11      4,253        197        1985       1998
THC--Las Vegas
 Hospital         Las Vegas        NV     1,110      2,177        --      1,110      2,177        119        1980       1998
Vencor
 Hospital--
 Oklahoma City    Oklahoma City    OK       293      5,607        --        293      5,607      1,239         N/A       1998
Vencor
 Hospital--
 Philadelphia     Philadelphia     PA       135      5,223        --        135      5,223        600         N/A       1998
Vencor
 Hospital--
 Pittsburgh       Oakdale          PA       662     12,854        --        662     12,854      1,296         N/A       1998
Vencor
 Hospital--
 Chattanooga      Chattanooga      TN       757      4,415        --        757      4,415      1,262         N/A       1998
Vencor
 Hospital--San
 Antonio          San Antonio      TX       249     11,413        --        249     11,413      2,421         N/A       1998
Vencor
 Hospital--Ft.
 Worth Southwest  Ft. Worth        TX     2,342      7,458        --      2,342      7,458        761        1987       1998
Vencor
 Hospital--
 Houston
 Northwest        Houston          TX     1,699      6,788        --      1,699      6,788        643        1986       1998
Vencor
 Hospital--
 Mansfield        Mansfield        TX       267      2,462        --        267      2,462        628         N/A       1998
Vencor
 Hospital--Ft.
 Worth West       Ft. Worth        TX       648     10,608        --        648     10,608      1,662         N/A       1998
Vencor
 Hospital--
 Houston          Houston          TX        33      7,062        --         33      7,062      1,629         N/A       1998
Vencor
 Hospital--
 Arlington, VA    Arlington        VA     3,025      3,105        --      3,025      3,105        669         N/A       1998
Vencor
 Hospital--Mt.
 Carmel           Mt. Carmel       WI       322      3,296        --        322      3,296        468        1989       1998
                                        -------  ---------     -----    -------  ---------    -------
TOTAL FOR VENCOR
 HOSPITALS                               42,853    301,920         7     42,853    301,927     56,345
PERSONAL CARE
 FACILITIES
ResCare--
 Tangram--8
 sites            San Marcos        TX      616      6,512         4        616      6,516         81         N/A
                                        -------  ---------     -----    -------  ---------    -------
                                        120,928  1,063,792     1,245    120,928  1,065,037    246,509
                                        =======  =========     =====    =======  =========    =======
VENCOR HOSPITALS
Vencor
Hospital--
Phoenix             30 years
Vencor
 Hospital--
 Tucson             25 years
Vencor
 Hospital--
 Ontario            25 years
Vencor
 Hospital--San
 Leandro            25 years
Vencor
 Hospital--
 Orange County      20 years
THC--Orange
 County             40 years
Vencor
 Hospital--San
 Diego              25 years
Recovery Inn of
 Menlo Park         20 years
Vencor
 Hospital--
 Denver             20 years
Vencor
 Hospital--Coral
 Gables             30 years
Vencor
 Hospital--St.
 Petersburg         40 years
Vencor
 Hospital--Ft.
 Lauderdale         30 years
Vencor
 Hospital--North
 Florida            20 years
Vencor
 Hospital--
 Central Tampa      40 years
Vencor
 Hospital--
 Hollywood          20 years
Vencor
 Hospital--
 Sycamore           20 years
Vencor
 Hospital--
 Chicago North      25 years
Vencor
 Hospital--Lake
 Shore              20 years
Vencor
 Hospital--
 Northlake          30 years
Vencor
 Hospital--
 LaGrange           25 years
Vencor
 Hospital--
 Indianapolis       30 years
Vencor
 Hospital--
 Louisville         20 years
Vencor
 Hospital--New
 Orleans            20 years
Vencor Hosp--
 Boston
 Northshore         40 years
Vencor
 Hospital--
 Boston             25 years
Vencor
 Hospital--
 Detroit            20 years
Vencor
 Hospital--Metro
 Detroit            40 years
Vencor
 Hospital--
 Minneapolis        40 years
Vencor
 Hospital--
 Kansas City        30 years
Vencor
 Hospital--St.
 Louis              40 years
Vencor
 Hospital--
 Greensboro         20 years
Vencor
 Hospital--
 Albuquerque        40 years
THC--Las Vegas
 Hospital           40 years
Vencor
 Hospital--
 Oklahoma City      30 years
Vencor
 Hospital--
 Philadelphia       35 years
Vencor
 Hospital--
 Pittsburgh         40 years
Vencor
 Hospital--
 Chattanooga        22 years
Vencor
 Hospital--San
 Antonio            30 years
Vencor
 Hospital--Ft.
 Worth Southwest    20 years
Vencor
 Hospital--
 Houston
 Northwest          40 years
Vencor
 Hospital--
 Mansfield          40 years
Vencor
 Hospital--Ft.
 Worth West         34 years
Vencor
 Hospital--
 Houston            20 years
Vencor
 Hospital--
 Arlington, VA      28 years
Vencor
 Hospital--Mt.
 Carmel             20 years
TOTAL FOR VENCOR
 HOSPITALS
PERSONAL CARE
 FACILITIES
ResCare--
 Tangram--8
 sites              20 years

                                  VENTAS, INC.

                                  SCHEDULE IV
                            MORTGAGE ON REAL ESTATE
                               December 31, 1998
                             (Dollars in Thousands)

                                Not Applicable.