Form 10-Q
period 1999-03-31
VENTAS INC
filed 1999-05-17
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________TO ________.

                        Commission file number: 1-10989

                                 VENTAS, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                                   61-1055020
         (State or other jurisdiction)          (I.R.S. Employer Identification Number)

        4360 Brownsboro Road Suite 115                        40207-1642
             Louisville, Kentucky                             (Zip Code)
   (Address of principal executive offices)

                                (502) 357-9000
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Common Stock                   Outstanding at May 11, 1999
            Common stock,                     $.25 par value 67,962,424 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  VENTAS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION.........................................    3

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet as of December 31,1998
          and March 31, 1999............................................    3

          Condensed Consolidated Statement of Income for the three
          months ended March 31, 1999...................................    4

          Condensed Consolidated Statement of Cash Flows for the three
          months ended March 31, 1999...................................    5

          Condensed Consolidated Statement of Stockholders' Equity......    6

          Notes to Condensed Consolidated Financial Statements..........    7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   19

 PART II. OTHER INFORMATION.............................................   20

 Item 1.  Legal Proceedings.............................................   20

 Item 6.  Exhibits and Reports on Form 8-K..............................   20

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VENTAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In Thousands)

                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (Unaudited)   (Audited)
Assets
Real estate investments:
  Land................................................ $  120,928    $  120,928
  Building and improvements...........................  1,065,037     1,065,037
                                                       ----------    ----------
                                                        1,185,965     1,185,965
  Accumulated depreciation............................   (257,453)     (246,509)
                                                       ----------    ----------
    Total real estate investments.....................    928,512       939,456
Cash and equivalents..................................     58,497           338
Deferred financing costs, net.........................      7,598         8,816
Due from Vencor, Inc..................................        --          6,967
Notes receivable from employees.......................      4,027         4,027
Other.................................................        864           102
                                                       ----------    ----------
    Total assets...................................... $  999,498    $  959,706
                                                       ==========    ==========
Liabilities and stockholders' equity
Liabilities:
  Bank credit facility and other debt................. $  976,889    $  931,127
  Accrued salaries, wages and other compensation......      1,920           552
  Accrued interest....................................      2,035         3,556
  Other accrued liabilities...........................      2,656         2,974
  Deferred income taxes...............................     30,506        30,506
                                                       ----------    ----------
    Total liabilities.................................  1,014,006       968,715
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock........................................     18,402        18,402
  Capital in excess of par value......................    140,173       140,103
  Unearned compensation on restricted stock...........     (3,154)       (1,962)
  Accumulated deficit.................................    (15,788)       (9,637)
                                                       ----------    ----------
                                                          139,633       146,906
  Treasury stock......................................   (154,141)     (155,915)
                                                       ----------    ----------
    Total stockholders' equity (deficit)..............    (14,508)       (9,009)
                                                       ----------    ----------
    Total liabilities and stockholders' equity
     (deficit)........................................ $  999,498    $  959,706
                                                       ==========    ==========

Note--The balance sheet at December 31, 1998, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   For the three months ended March 31, 1999
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)

Revenues
  Rental income                                      $56,436
  Interest and other income                              197
                                                     -------
    Total revenues                                    56,633
Expenses
  General and administrative                           2,551
  Non-recurring employee severance costs               1,272
  Depreciation on real estate investments             10,944
  Interest on bank credit facility and other debt     18,065
  Net payments on interest rate swap agreement         1,593
  Amortization of restricted stock grants                652
  Amortization of deferred financing costs             1,218
                                                     -------
    Total expenses                                    36,295
                                                     -------
Net Income                                           $20,338
                                                     =======
Net income per common share:
  Basic                                              $  0.30
  Diluted                                            $  0.30




Shares used in computing earnings per common share:
  Basic                                               67,691
  Diluted                                             67,956


           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 1999
                                  (Unaudited)
                                 (In Thousands)

Cash flows from operating activities:
  Net income                                                        $  20,338
  Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                        10,945
   Amortization of deferred financing fees                              1,218
   Amortization of restricted stock grants                                652
   Increase in other assets                                              (641)
   Decrease in accounts payable and accrued liabilities                  (471)
   Decrease in amount due from Vencor, Inc.                             6,967
                                                                    ---------
    Net cash provided by operating activities                          39,008
Cash flows from investing activities:
   Purchase of furniture and equipment                                   (122)
                                                                    ---------
    Net cash used in investing activities                                (122)
Cash flows from financing activities:
   Net change in borrowings under revolving line of credit            173,143
   Repayment of other bank credit facility and other debt            (127,381)
   Cash distributions to shareholders                                 (26,489)
                                                                    ---------
    Net cash provided by financing activities                          19,273
                                                                    ---------
Increase in cash and equivalents                                       58,159
Cash and equivalents at beginning of period                               338
                                                                    ---------
Cash and cash equivalents at end of period                          $  58,497
                                                                    =========


           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 March 31, 1999
                                  (Unaudited)

                                   Capital    Unearned
                                      in    Compensation
                          Common    Excess       on
                           Stock    of Par   Restricted  Accumulated  Treasury
                         Par Value  Value      Stock       Deficit     Stock      Total
                         --------- -------- ------------ ----------- ----------  --------
Balance at December 31,
 1998                     $18,402  $140,103   $(1,962)    $ (9,637)  $ (155,915) $ (9,009)
Net Income                                                  20,338                 20,338
Proceeds from issuance
 of shares for stock
 incentive plans                                                                      --
Award and amortization
 of restricted stock
 grants, net of
 forfeitures                             70    (1,192)                    1,774       652
Cash dividends paid                                        (26,489)               (26,489)
                          -------  --------   -------     --------   ----------  --------
Balance at March 31,
 1999                     $18,402  $140,173   $(3,154)    $(15,788)  $ (154,141) $(14,508)
                          =======  ========   =======     ========   ==========  ========


           See notes to condensed consolidated financial statements.

                                 VENTAS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Ventas, Inc. (the "Company"), formerly named Vencor, Inc., is a real estate company that owns or leases 45 hospitals, 219 nursing centers and eight personal care facilities in 36 states as of March 31, 1999. The Company conducts all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company anticipates that it will meet the requirements to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the tax year beginning January 1, 1999. Accordingly, no provision for income taxes has been made for the three months ended March 31, 1999, in the accompanying condensed consolidated financial statements. The Company operates in one segment which consists of owning and leasing healthcare facilities to third parties.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and on May 1, 1998, refinanced substantially all of its long-term debt in connection with the spin off of its healthcare operations through the distribution of the common stock of a new entity (which assumed the Company's former name, Vencor, Inc. ("Vencor")) to stockholders of the Company of record as of April 27, 1998 (the "Reorganization"). The distribution was effected on May 1, 1998 (the "Distribution Date"). For financial reporting periods subsequent to the Distribution Date, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods. In addition, for certain reporting purposes under this Form 10-Q and other filings, the Securities and Exchange Commission treats the Company as having commenced operations on May 1, 1998.

NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  Beginning in May 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on available-for-sale securities to be disclosed as other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity for the three months ended March 31, 1999.

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which became effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has determined that the Company operates in a single business segment. Accordingly, the adoption of SFAS 131 will have no effect on the consolidated financial statement disclosures.

  In June 1998, FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values at March 31, 1999, the Company estimates that upon adoption it will report a reduction of $9.3 million in other comprehensive income (assuming the Company has qualified as a REIT for federal income tax purposes). The Company was not required to report this $9.3 million unrealized loss for the three months ended March 31, 1999.

NOTE 3--CONCENTRATION OF CREDIT RISK AND GOING CONCERN

  The Company leases substantially all of its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to satisfy its rent obligations under certain master lease agreements (the "Master Leases") and certain other agreements will impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. Because the operations of Vencor have been negatively impacted by changes in reimbursement rates, by its current level of indebtedness and by certain other factors, and because of the potential effect of such events on Vencor's ability to meet its rent obligations to the Company, the Company's auditors have included an explanatory paragraph in its report to the Company's consolidated financial statements for the year ended December 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. The existence of the explanatory paragraph may have a material adverse effect on the Company's relationships with its creditors and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management has taken certain initiatives to address the issues noted above. The Company has retained Merrill Lynch & Co. ("Merrill Lynch"), as financial advisor, to assist in its review of Vencor's financial condition. Merrill Lynch is advising the Company in its ongoing discussions with Vencor regarding its recent results of operations and Vencor's need to amend or restructure its existing capital structure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments." Merrill Lynch is also advising the Company in its review of alternatives to repay the $275 million portion of its credit facility that matures on October 30, 1999, and to assess other strategic alternatives for the Company.

  As of May 11, 1999, the Company had cash and cash equivalents totaling $70.6 million.

  In connection with the discussions between the Company and Vencor regarding Vencor's recent results of operations and Vencor's need to amend or restructure its existing capital structure, the Company and Vencor have entered into certain agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

NOTE 4--BANK CREDIT FACILITY AND OTHER DEBT

  On April 30, 1998, the Company, through Ventas Realty, consummated a $1.2 billion bank credit agreement (the "Bank Credit Agreement") and retained approximately $6.0 million of prior debt obligations. The Bank Credit Agreement is comprised of (i) a three year $250 million revolving credit facility (the "Revolving Credit Facility") priced at the London Interbank Offered Rate ("LIBOR") plus 2 1/4 to 2 1/2%, (ii) a $200 million Term A Loan (the "Term A Loan") payable in various installments over three years priced at LIBOR plus 2 1/4 to 2 1/2%, (iii) a $350 million Term B Loan (the "Term B Loan") payable in various installments over five years priced at LIBOR plus 2 3/4 to 3%, and (iv) a $400 million loan due October 30, 1999 and priced at LIBOR plus 2 3/4 to 3% (the "Bridge Facility Loan"). The Bank Credit Agreement is secured by a pledge of the Company's general partnership interest in Ventas Realty and contains various covenants and restrictions.

  The following is a summary of long-term borrowings at March 31, 1999 (in thousands):

   Revolving line of credit, bearing interest at a base rate of
    LIBOR plus 2.25% (7.19% at March 31, 1999), due April 30, 2001..  $202,743
   Bridge Facility Loan, bearing interest at a base rate of LIBOR
    plus 2.75% (7.69% at March 31, 1999), due October 30, 1999......   275,000
   Term A Loan, bearing interest at a base rate of LIBOR plus 2.25%
    (7.19% at March 31, 1999),
    due April 30, 2001..............................................   181,818
   Term B Loan, bearing interest at a base rate of LIBOR plus 2.75%
    (7.69% at March 31, 1999), due in quarterly installments of $875
    with the balance due April 30, 2003.............................   317,307
   Other............................................................        21
                                                                      --------
                                                                      $976,889
                                                                      ========

  In connection with the Reorganization and the consummation of the Bank Credit Agreement, the Company entered into an interest rate swap agreement ($900 million outstanding at March 31, 1999) to eliminate the impact of changes in interest rates on the Company's floating rate debt. The agreement expires in varying amounts through December 2006 and provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The fair value of the swap agreement is not recognized in the condensed consolidated financial statements (See Note 2--Basis of Presentation). The terms of the swap agreement require that the Company make a cash payment or otherwise post collateral, such as a letter of credit from one of the banks identified in the Bank Credit Agreement (which limits the aggregate amount of any such letters of credit to $25 million), to the counterparty if the market value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Bank Credit Agreement. As of March 31, 1999, no collateral was required to be posted under the interest rate swap agreement.

NOTE 5--LITIGATION

  The following litigation and other matters arose from the Company's operations prior to the Reorganization. In connection with the Reorganization, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the Reorganization and which arose out of the ownership or operation of the healthcare operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the Reorganization which arose out of the ownership and operation of the healthcare operations. However, there can be no assurance that Vencor will continue to defend the Company in such proceedings and actions or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the Reorganization. In addition, the following descriptions are based on information included in Vencor's public filings and information provided to the Company by Vencor. Because Vencor is defending the Company in each of these proceedings or actions, the Company has not conducted an independent investigation to verify the facts surrounding these proceedings or actions.

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

  A stockholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of Vencor and the Company against certain current and former executive officers and directors of Vencor and the Company. The complaint alleges that the defendants damaged Vencor and the Company by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of Vencor and the Company. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. Vencor and the Company each believe that the allegations in the complaint are without merit and Vencor, for and on behalf of the Company, intends to defend this action vigorously.

  As set forth in the Company's Form 10-K for the year ended December 31, 1998, Vencor has been informed by the Department of Justice that it is the subject of ongoing investigations into various aspects of its claims for reimbursement from government payors, billing practices and various quality of care issues in the hospitals and nursing centers operated by Vencor. These investigations also include the Company's healthcare operations prior to the date of the Reorganization. Thus, the Department of Justice has informed the Company that for the period prior to the date of the Reorganization, if any liability exists in connection with such investigations, the Company may be liable for such liability. However, the Company believes that under agreements entered into at the time of the Reorganization, Vencor is obligated to assume the defense of, and to indemnify the Company for any liabilities that arise out of, any claims that may result from the investigations. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy these obligations. Vencor is in discussions with the Department of Justice concerning the nature of the issues under investigation and the possible settlement of some or all of the claims. Vencor is cooperating fully in the investigations.

 Unasserted Claim--Potential Liabilities Due to Fraudulent Transfer
Considerations

  Transfers made and obligations incurred in the Reorganization and the simultaneous distribution of the Vencor common stock to the Company's stockholders (the "Distribution") are subject to review under state fraudulent conveyance laws, and in the event of a bankruptcy proceeding, federal fraudulent conveyance laws. Under these laws a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy) could avoid the transfer if it determined that, as of the time of the Reorganization, the party making the transfer or incurring the obligation did not receive fair consideration or reasonably equivalent value and, at the time of the Reorganization, the party making the transfer or incurring the obligation (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature. Although Vencor has not formally asserted a claim, Vencor's legal counsel has raised questions relating to potential fraudulent conveyance or obligation issues relating to the Reorganization. At the time of the Reorganization, the Company obtained an opinion from an independent third party that addressed issues of solvency and adequate capitalization.

Nevertheless, if a fraudulent conveyance or obligation claim is ultimately asserted by Vencor, creditors, or others, the ultimate outcome of such a claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a legal proceeding or mediation.

  The Company and Vencor have entered into certain tolling agreements related to claims which may arise in a bankruptcy proceeding, as discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments." During the Company's discussions with Vencor discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments," Vencor has asserted various potential claims against the Company arising out of the Reorganization. The Company intends to defend these claims vigorously if they are asserted in a legal or mediation proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Background Information

  The Company has announced its intention to operate and be treated as a self-administered, self-managed real estate investment trust ("REIT") for federal income tax purposes beginning January 1, 1999. The Company is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term care hospitals), 219 nursing centers and eight personal care facilities as of March 31, 1999. The Company's portfolio of properties are located in 36 states and are leased and operated primarily by Vencor or its subsidiaries. The Company conducts all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership.

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

  On May 1, 1998, the Company effected the Reorganization pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently renamed Vencor, Inc., was formed to operate the hospital, nursing center and ancillary services businesses. Pursuant to the terms of the Reorganization, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to the Reorganization, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. Accordingly, the Company does not have comparable financial results for prior periods. In addition, for certain reporting purposes under this Form 10-Q and other filings, the Securities and Exchange Commission (the "Commission") treats the Company as having commenced operations on May 1, 1998.

  The Company's principal objectives are to maximize funds from operations for distribution to stockholders, to enhance capital growth through the appreciation of the residual value of its portfolio of properties, and to preserve and maintain the stockholders' capital.

Recent Developments

  As is discussed in the Company's Form 10-K for the year ended December 31, 1998, the Company and Vencor had discussions regarding Vencor's recent results of operations. In those discussions, Vencor requested interim rent concessions under the Master Leases and the Company rejected that request. In connection with those discussions, the Company entered into an agreement (the "Original Standstill Agreement") with Vencor whereby the Company agreed not to exercise remedies for non-payment of rent due from Vencor on April 1, 1999 for a period ending April 12, 1999.

  On April 12, 1999, the Company entered into an agreement (the "Second Standstill Agreement") with Vencor which provided that if Vencor paid the full amount of April 1999 rent pursuant to a specified schedule, the Company would not exercise its remedies under its lease agreements with Vencor. These payments, totaling $18.5 million, represented the full amount of rent that was due for April under the lease agreements between the companies. Vencor made all rent payments required by the Second Standstill Agreement with respect to April rent.

  Pursuant to the Second Standstill Agreement, each of the Company and Vencor also agreed not to pursue any claims against the other or any third party relating to the Reorganization as long as Vencor made the full lease payments for April and May 1999 under the specified schedule. The Second Standstill Agreement provided that it would terminate on the earliest to occur of May 5, 1999, any date that a voluntary or involuntary bankruptcy proceeding was commenced by or against Vencor or Vencor's failure to pay rent in accordance with the specified schedule.

  The Company and Vencor also entered into an agreement (the "Tolling Agreement") pursuant to which they agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding that might be asserted by one party against the other would be extended or tolled from April 12, 1999 until May 5, 1999 or until the Second Standstill Agreement terminated due to Vencor's failure to make the contemplated lease payments.

  On April 12, 1999, the Company and Vencor also agreed to amend each of the lease agreements between the companies, effective as of their date of original execution, to delete a provision that permitted the Company to require Vencor to purchase a facility upon the occurrence of certain events of default by Vencor.

  On April 15, 1999, Vencor filed its Annual Report on Form 10-K for the year ended December 31, 1998 with the Commission. Vencor's auditors included an explanatory statement in its report to Vencor's financial statements for the year ended December 31, 1998 that expresses substantial doubt as to Vencor's ability to continue as a going concern. On April 15, 1999, Vencor announced that it had reported a net loss of $605.9 million for the fourth quarter of 1998 and $572.9 million for the year ended December 31, 1998. Vencor also announced that its results for the fourth quarter of 1998 included pretax charges of $411.9 million related to certain unusual transactions and $78.9 in pretax charges recorded in connection with recurring year-end accounting adjustments.

  On April 21, 1999, Vencor announced that it reached an agreement with the Health Care Financing Administration to extend its repayment of approximately $90 million of Medicare reimbursement overpayments over 60 months.

  On May 3, 1999, Vencor announced that it had elected not to make the interest payment of approximately $14.8 million due on May 3, 1999 on its $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "Notes"). Vencor also announced that if the interest is not paid within a 30 day grace period, and subject to providing notice to Vencor's senior bank lenders, the Notes may be declared immediately due and payable.

  On May 5, 1999, the Company and Vencor agreed to extend the term of the Second Standstill Agreement through the earlier of May 7, 1999 or any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against Vencor. As a result of this extension, neither Vencor nor the Company could exercise remedies against the other during this period, including any remedies for the failure of Vencor to pay the $18.5 million of May rent due to the Company.

  Vencor did not pay the May rent on May 7, 1999, and, as a result, the Company served Vencor with a notice of non-payment of rent under each of the lease agreements between the companies. If the May rent is not paid by June 11, 1999, the Company will be entitled to exercise remedies for non-payment of rent under each of the lease agreements between the companies.

  On May 8, 1999, the Company and Vencor agreed to extend the term of the Second Standstill Agreement through the earlier of June 6, 1999 or any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against Vencor. The Company and Vencor also agreed to extend the term of the Tolling Agreement until June 6, 1999.

  On May 14, 1999, the Company announced that in order to preserve its current cash position, it will not declare or pay a dividend at this time. The Company expects that it will once again pay a dividend when Vencor resolves the financial difficulties contributing to the uncertainties about Vencor's continuing ability to make rent payments to the Company. However, there can be no assurances that Vencor will resolve its financial difficulties and pay the rent due the Company. The Company still intends to qualify as a REIT for the year ending December 31, 1999. The Company is not required to distribute its taxable income in quarterly installments in order to qualify as a REIT. The Company will continue to evaluate its dividend policy in light of future developments in Vencor's financial performance and ongoing discussions regarding a global restructuring of Vencor's capital structure.

  The Company believes that the best outcome for the Company, Vencor and their respective banks and other creditors is a consensual, global restructuring of Vencor's financial obligations. The Company has offered to make meaningful rental concessions to Vencor in the context of such a restructuring. The Company will consider appropriate action to take in response to any further proposals by Vencor as may be in the best interests of the Company. There can be no assurance that any such agreement regarding a restructuring of Vencor's financial obligations will be reached. During the Company's discussions with Vencor, Vencor has asserted various potential claims against the Company arising out of the Reorganization. See Note 5 to Condensed Consolidated Financial Statements. The Company intends to defend these claims vigorously if they are asserted in a legal or mediation proceeding.

  As a result of the developments related to Vencor and other healthcare industry factors, the Company has suspended the implementation of its original business strategy. Instead, management is reviewing the possible financial impact on the Company of the recent announcements by Vencor. In particular, the Company is reviewing Vencor's financial condition and Vencor's need to amend or restructure its existing capital structure. The Company has retained Merrill Lynch, as financial advisor, to assist it in this review. In addition, the Company, together with Merrill Lynch, is reviewing alternatives to repay the $275 million portion of its credit facility that matures on October 30, 1999. These alternatives include obtaining the necessary proceeds to pay down or refinance the $275 million loan through cash flows from operations, available borrowings under the Company's credit facility, the issuance of public or private debt or equity and asset sales, or a combination of the foregoing.

  Vencor is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Vencor provided in this Form 10-Q is derived from filings made with the Commission or other publicly available information. The Company is providing this data for informational purposes only, and the reader of this Form 10-Q is encouraged to obtain Vencor's publicly available filings from the Commission. The Company has no reason to believe that the information is inaccurate in any material respects, but the Company has not independently verified such information and there can be no assurances that all such information is accurate.

Results of Operations

  Rental income for the quarter ended March 31, 1999 was $56.4 million, of which $55.5 million resulted from leases with Vencor. Net income was $20.3 million, or $0.30 per diluted share. The Company anticipates that it will meet the requirements to qualify as a REIT for federal income tax purposes for the tax year beginning January 1, 1999. Accordingly, no provision for income taxes has been made for the three months ended March 31, 1999 in the accompanying condensed consolidated financial statements.

  Funds from operations ("FFO") for the three months ended March 31, 1999 totaled $31.3 million. In calculating net income and FFO, the Company included in its expenses (and thus reduced net income and FFO) non-recurring employee severance costs of $1.3 million and unusual legal and financial advisory expenses associated with evaluating the current situation with Vencor, including all agreements related thereto, and addressing alternatives related to the $275 million loan due October 30, 1999. Substantial legal and financial advisory expenses will continue to be incurred by the Company until a resolution of these matters is reached, although there can be no assurance that such a resolution will be reached. FFO for the quarter ended March 31, 1999 is summarized in the following table:

                                                                  (in thousands)
   Net Income....................................................    $20,338
   Depreciation on real estate investments.......................     10,944
                                                                     -------
     Funds from operations.......................................    $31,282
                                                                     =======

  The Company considers FFO an appropriate measure of performance of an equity REIT and the Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the condensed consolidated financial statements and data included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

  Cash provided by operations totaled $39.0 million for the three months ended March 31, 1999. Net cash flows used in investing activities were $122,000. Net cash provided by financing activities totaled $19.3 million. The Company paid a cash dividend on its common stock of $26.5 million, or $.39 per common share, on February 17, 1999 to shareholders of record as of January 29, 1999.

  At March 31, 1999, available borrowings under the Revolving Credit Facility approximated $47.3 million, subject to certain restrictions under the Bank Credit Agreement. The Company intends to pay down or refinance the remaining $275 million principal balance of the original $400 million bridge loan due October 30, 1999, on or prior to its maturity. The Company expects to obtain the necessary proceeds to pay down or refinance the remaining $275 million principal balance of the bridge loan due October 30, 1999 and to meet other liquidity requirements through cash flows from operations, available borrowings under the Revolving Credit Facility, the issuance of public or private debt or equity and asset sales, or a combination of the foregoing. However, there can be no assurance that the Company will be successful in its efforts to pay down or refinance the remaining $275 million principal balance of the bridge loan and to meet its other liquidity requirements. The Company had cash and cash equivalents of $58.5 million and outstanding debt aggregated $976.9 million at March 31, 1999, of which $277.6 million is payable within the next twelve months. As of May 11, 1999, the Company had cash and cash equivalents of $70.6 million and outstanding debt aggregated $976.0 million.

  The Company leases substantially all of its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases will impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. Because the operations of Vencor have been negatively impacted by changes in the reimbursement rates, by its current level of indebtedness and by certain other factors, and because of the potential effect of such events on Vencor's ability to meet its rent obligations to the Company, the Company's auditors have included an explanatory paragraph in its report to the Company's consolidated financial statements for the year ended December 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. The existence of the explanatory paragraph may have a material adverse effect on the Company's relationships with its creditors and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management has taken certain initiatives to address the issues noted above. The Company has retained Merrill Lynch, as financial advisor, to assist in its review of Vencor's financial condition. Merrill Lynch is advising the Company in its ongoing discussions with Vencor regarding its recent results of operations and Vencor's need to amend or restructure its existing capital structure. See "--Recent Developments." Merrill Lynch is also advising the Company in its review of alternatives to repay the $275 million portion of its credit facility that matures on October 30, 1999, and to assess other strategic alternatives for the Company.

  In order to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income. Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required for it to qualify as a REIT for federal income tax purposes. Although the Company currently expects to qualify as a REIT as of January 1, 1999, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT.

  In order to preserve its current cash position, the Company announced on May 14, 1999 that it will not declare or pay a dividend at this time. The Company expects that it will once again pay a dividend when Vencor resolves the financial difficulties contributing to the uncertainties about Vencor's continuing ability to make rent payments to the Company. However, there can be no assurances that Vencor will resolve its financial difficulties and pay the rent due the Company. The Company still intends to qualify as a REIT for the year ending December 31, 1999. The Company is not required to distribute its taxable income in quarterly installments in order to qualify as a REIT. The Company will continue to evaluate its dividend policy in light of future developments in Vencor's financial performance and ongoing discussions regarding a global restructuring of Vencor's capital structure.

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

  Available sources of capital to finance any future growth will include cash flows from operations, available borrowings under the Revolving Credit Facility, the issuance of public or private debt or equity, and asset sales. Availability and terms of any such issuance will depend upon the market for such securities and other conditions at such time. There can be no assurance that such additional financing, capital or asset disposition transaction will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the acquisition of additional properties, and as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code of 1986, as amended. To the extent the Company uses equity as consideration for future acquisitions, the Company will not require additional liquidity to finance such acquisitions. The Company does not currently intend to acquire any additional properties in 1999.

Year 2000 Compliance

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

  During 1998, the Company outsourced all of its information systems support to Vencor under a transition services agreement, which terminated on December 31, 1998. After December 31, 1998, Vencor continued to provide the Company with certain administrative and support services (primarily computer systems, telephone networks, mail delivery and other office services). Effective March 15, 1999, the Company moved to new office space and those services are no longer provided by Vencor.

  In January 1999, the Company purchased a new file server and converted to a new financial information system platform that is Y2K compliant. That conversion was completed during the first quarter of 1999 with the exception of the fixed asset system, which should be completed in the second quarter of 1999. The Company has received certification from all of its significant software and operating systems vendors that the versions of their products currently being installed are Y2K compliant. The Company has not and does not anticipate independently verifying such compliance. The Company estimates that the total cost it will incur to install a new server, financial system platform and update its computer hardware is less than $100,000.

  The Company also has Y2K exposure in non-IT applications with respect to its real estate properties. Computer technology employed in elevators, alarm systems, electrical systems, built-in healthcare systems and similar applications involved in the operations of the Company's properties may cause interruptions of service with respect to those properties. Under the terms of its lease agreements with Vencor, Vencor is responsible for upgrading all building infrastructure components to be Y2K compliant. Vencor has advised the Company that it has tested and verified as Y2K compliant approximately 70% of the facility components as of March 31, 1999. Vencor has indicated to the Company that it does not expect any material Y2K issues with respect to the Company's facility components. Consequently, the Company does not expect that its costs for Y2K remediation of its building infrastructure components will be material. However, there can be no assurance that Vencor's estimate with respect to estimated costs of remediation is accurate. In addition, there can be no assurance that Vencor will continue to honor its obligations under the lease agreements to upgrade all building components to be Y2K compliant or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations.

  The most reasonably likely worse case scenario for the Company associated with the Y2K issue is the risk of significant disruptions of Vencor's business resulting from either (i) Vencor's failure to upgrade all building infrastructure components to be Y2K compliant or (ii) the failure of Vencor's significant third party payors, business partners, suppliers and vendors to be fully Y2K compliant. Failures of critical utility systems could also lead to significant business disruptions for Vencor. These occurrences could negatively impact Vencor's ability to operate the Company's properties and/or make rental payments under the lease agreements thereby negatively impacting the Company's liquidity and results of operations. The Y2K issues facing Vencor and Vencor's Y2K compliance program are discussed below under "--Year 2000 Readiness Disclosure--Vencor."

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

Year 2000 Readiness Disclosure--Vencor

  As a result of the Company's dependence upon Vencor as its primary tenant, the Company may also be impacted negatively by Y2K issues facing Vencor. If Vencor is unable to meet its Y2K compliance schedules or incurs costs substantially higher than its current expectations, Vencor's ability to operate the properties and/or make rental payments under the lease agreements could be impaired thereby impacting negatively the Company's liquidity and results of operations. The following discussion briefly describes the Y2K program instituted by Vencor. The information contained in this section was derived from Vencor's public filings and from disclosures made by Vencor to the Company. The Company is not the source of this information and has not verified independently the truth or accuracy thereof or the activities of Vencor. There can be no assurance that Vencor has provided the Company complete and accurate information in all instances

  In response to the Y2K issue, Vencor established five teams to address Y2K issues in the following specific areas: (i) IT software and hardware; (ii) third party relationships; (iii) facility components; (iv) medical equipment; and (v) telephone systems. Each team is responsible for all phases of Vencor's Y2K compliance program for both IT and non-IT systems in its designated area.

  Vencor's Y2K compliance program consists of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout; and (v) post-implementation. The business assessment phase identified potential Y2K issues confronting Vencor. The inventory and assessment phase consisted of a company-wide assessment of all facility systems and components, medical devices, and IT software and hardware. During the remediation and testing phase, Vencor is repairing, upgrading or replacing any non-compliant IT and non-IT systems. Additionally, Vencor is performing verification and validation testing of IT and non-IT systems that have been remediated and those Vencor believes are Y2K compliant. For IT and non-IT systems that are developed internally, Vencor verifies compliance status directly with the development staff and performs validation testing to confirm its status. For IT and non-IT systems that are purchased from outside vendors, Vencor is requesting written assurances of compliance directly from the vendors. When non-compliant systems are identified, Vencor will either replace, upgrade or remediate the system. The implementation and rollout phase involves the installation of the new financial information and patient accounting systems and any IT or non-IT systems that have been remediated and tested to Vencor's corporate office and its facilities. The final phase, post-implementation, involves finalizing the documentation of the Y2K program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year. Vencor has indicated that it has employed and will continue to employ external consultants to assist it through each of the phases.

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

Other Information

  This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, ability to qualify as a real estate investment trust, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations. Forward-looking statements made in this Form 10-Q relating to the operations of a partnership or limited liability company, including the Company's realty partnership, are not forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (i) the ability of the Company's operators to maintain the financial strength and liquidity necessary to satisfy their obligations and duties under leases and other agreements with the Company, (ii) success in implementing its business strategy, (iii) the nature and extent of future competition, (iv) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (v) increases in the cost of borrowing for the Company, (vi) the ability of the Company's operators to deliver high quality care and to attract patients, (vii) the results of the ongoing investigation of the Company by the U.S. Department of Justice and other litigation affecting the Company; (viii) the Company's ability to acquire additional properties, (ix) changes in the general economic conditions and/or in the markets in which the Company may, from time to time, compete, (x) the ability of the Company to pay and/or refinance its indebtedness as it becomes due, and (xi) the ability of the Company and the Company's operators and other third parties to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue. Many of such factors are beyond the control of the Company and its management.

  In addition, please note that certain information contained in this Form 10-Q has been provided by Vencor. Vencor is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. Although Vencor has provided certain information to the Company, the Company has not verified this information either through an independent investigation or by reviewing Vencor's Annual Report on Form 10-K for the year ended December 31, 1998 or its Form 10-Q for the three months ended March 31, 1999.

The Company has no reason to believe that such information in inaccurate in any material respects, but there can be no assurance that all such information is accurate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  The Company earns revenue by leasing its assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related cash flows vary with the movement in LIBOR. See Note 4 to the Company's Condensed Consolidated Financial Statements included elsewhere herein. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations in connection with the Reorganization, it also entered into interest rate swaps to convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 1999, the Company had $900 million of interest rate swaps outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. When interest rates rise the interest rate swap agreement increases in market value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. Since the interest rate swap agreement was executed, interest rates have generally been lower and the market value of the interest rate swap agreement has been an unrealized loss to the Company. As of March 31, 1999, the interest rate swap agreement was in an unrealized loss position to the Company of approximately $9.3 million. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates the following summary shows the effects of an instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 1999:

                                                 Market Value to the Company
                                             Reflecting Change in Interest Rates
                 Market Value to the Company -------------------------------------
Notional Amount       at March 31, 1999           -100 BPS           +100 BPS
---------------  --------------------------- ------------------  -----------------
$900,000,000             ($9,254,699)        ($      62,608,000) $      38,676,000

  The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral, such as a letter of credit from one of the banks identified in the Bank Credit Agreement to the counterparty if the market value loss to the Company exceed certain levels (the "threshold levels"). See Note 4 to the Company's Condensed Consolidated Financial Statements included elsewhere herein. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Bank Credit Agreement. As of March 31, 1999, the threshold level under the interest rate swap agreement was a market value loss of $35 million and the interest rate swap agreement was in an unrealized loss position to the Company of $9.3 million. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the market value of the interest rate swap at the time of such determination and the threshold amount. As of March 31, 1999, the market value loss of the interest rate swap agreement was below the $35 million threshold and therefore no collateral was required to be posted under the interest rate swap agreement. As of May 11, 1999, the market value of the unrealized loss of the interest rate swap agreement was $1.4 million.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Except as set forth below, based on information provided to the Company by Vencor, there has been no material change in the status of the litigation reported in the Company's Form 10-K for the year ended December 31, 1998. The information contained in this section was derived from Vencor's public filings and from disclosures made by Vencor to the Company. The Company is not the source of this information and has not verified independently the truth or accuracy thereof or the activities of Vencor. There can be no assurance that Vencor has provided the Company complete and accurate information in all instances.

  As set forth in the Company's Form 10-K for the year ended December 31, 1998, Vencor has been informed by the Department of Justice that it is the subject of ongoing investigations into various aspects of its claims for reimbursement from government payors, billing practices and various quality of care issues in the hospitals and nursing centers operated by Vencor. These investigations also include the Company's healthcare operations prior to the date of the Reorganization. Thus, the Department of Justice has informed the Company that for the period prior to the date of the Reorganization, if any liability exists in connection with such investigations, the Company may be liable for such liability. However, the Company believes that under agreements entered into at the time of the Reorganization, Vencor is obligated to assume the defense of, and to indemnify the Company for any liabilities that arise out of, any claims that may result from the investigations. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy these obligations. Vencor is in discussions with the Department of Justice concerning the nature of the issues under investigation and the possible settlement of some or all of the claims. Vencor is cooperating fully in the investigations.

  As set forth in the Company's Form 10-K, Vencor, on behalf of the Company, is defending a class action lawsuit captioned Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-0047-PMP, which was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospitals Corporation common stock during the period from February 26, 1997 through May 4, 1997. On June 18, 1998, the court denied Vencor's motion, acting on behalf of the Company, to dismiss the Section 14(e) and Section 20(a) claims, after which Vencor filed a motion for reconsideration. On March 23, 1999, the court granted Vencor's motion to dismiss all remaining claims, and the case has been dismissed. The plaintiff has appealed this ruling. Vencor, on behalf of the Company, is defending this action vigorously.

  During the Company's discussions with Vencor discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments," Vencor has asserted various potential claims against the Company arising out of the Reorganization. The Company intends to defend these claims vigorously if they are asserted in a legal or mediation proceeding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    4.1 Fourth Amendment to Rights Agreement, dated as of April 15, 1999, between the Company and National City Bank, as Rights Agent. Exhibit
        1 to the Company's Form 8-A/A, filed on April 19, 1999, is incorporated herein by reference.

   10.1 Employment Agreement dated March 5, 1999, between the Company and
        Debra A. Cafaro.

   10.2 Form of Second Amendment to Master Lease, dated April 12, 1999, between the Company and Vencor, Inc. Exhibit 99.1 to the Company's
        Form 8-K, filed on April 19, 1999, is incorporated herein by reference.

   10.3 Second Standstill Agreement, dated April 12, 1999, between the
        Company and Vencor, Inc. Exhibit 99.2 to the Company's Form 8-K, filed on April 19, 1999, is incorporated herein by reference.



   10.4 Tolling Agreement, dated April 12, 1999, between the Company and
        Vencor, Inc. Exhibit 99.3 to the Company's Form 8-K, filed on April
        19, 1999, is incorporated herein by reference.

   10.5 Standstill Agreement, dated March 31, 1999, between the Company and
        Vencor, Inc. Exhibit 99.4 to the Company's Form 8-K, filed on April
        19, 1999, is incorporated herein by reference.

   10.6 Amendment Number 1 to the Second Standstill Agreement dated April 12,
        1999, dated May 5, 1999, between the Company and Vencor, Inc.

   10.7 Amendment Number 2 to the Second Standstill Agreement dated April 12,
        1999 and Amendment Number 1 to the Tolling Agreement dated April 12,
        1999, dated May 8, 1999 between the Company and Vencor, Inc.

   27   Financial Data Schedule.

(b) REPORTS ON FORM 8-K:

  On February 5, 1999, the Company filed a Current Report on Form 8-K announcing that on January 13, 1999, the Company's Board of Directors declared a quarterly cash dividend on its common stock of $.39 per share to be distributed February 17, 1999. The dividend was paid to shareholders of record as of January 29, 1999. The Company also announced its intention to qualify as a real estate investment trust for federal income tax purposes for 1999.

  On March 10, 1999, the Company filed a Current Report on Form 8-K announcing that Debra A. Cafaro had been appointed President, Chief Executive Officer and Director, replacing Thomas T. Ladt in each of those positions effective March 5, 1999.

  On April 19, 1999, the Company filed a Current Report on Form 8-K announcing certain agreements with Vencor, Inc., its principal tenant. Under the first agreement, the Company agreed not to exercise remedies for non-payment of rent due from Vencor on April 1, 1999 for a period ending April 12, 1999. Under a second agreement (the "Second Standstill Agreement"), the Company agreed with Vencor that if Vencor paid the full amount of April 1999 rent on an agreed schedule, the Company would not exercise its remedies under its lease agreements with Vencor. Under the Second Standstill Agreement, each of the Company and Vencor also agreed not to pursue any claims against the other or any third party relating to the April 1998 reorganization of the Company as long as Vencor made the full lease payments for April 1999 and May 1999 under the specified schedule. The Second Standstill Agreement provided that it would terminate on May 5, 1999, on any date that a voluntary or involuntary bankruptcy proceeding was commenced by or against Vencor or if Vencor failed to pay rent in accordance with the specified schedule. The Company and Vencor also agreed to amend each of the lease agreements between the companies to delete a provision that permitted the Company to require Vencor to purchase a facility upon the occurrence of certain events of default by Vencor. Finally, the Company and Vencor agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding that might be asserted by one party against the other will be extended or tolled from April 12, 1999 until May 5, 1999 or until the Second Standstill Agreement terminated due to Vencor's failure to make the contemplated lease payments. These arrangements have been subsequently modified. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTAS, INC.

Date: May 17, 1999                        /s/ Debra A. Cafaro
                                          _____________________________________
                                          Debra A. Cafaro
                                          President and Chief Executive Officer

Date: May 17, 1999                        /s/ Steven T. Downey
                                          _____________________________________
                                          Steven T. Downey Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                      22