Form 10-Q
period 1999-06-30
VENTAS INC
filed 1999-08-16
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT
         OF 1934 FOR THE TRANSACTION PERIOD FROM         TO         .

                        COMMISSION FILE NUMBER: 1-10989

                                 VENTAS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              61-1055020
     (State or other jurisdiction)         (I.R.S. Employer Identification
                                                       Number)

    4360 BROWNSBORO ROAD, SUITE 115                  40207-1642
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

         Class of Common Stock             Outstanding at August 10, 1999
     Common Stock, $.25 par value                 67,960,498 shares


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  VENTAS, INC.
                                   FORM 10-Q

                                     INDEX

     PART I  FINANCIAL INFORMATION
     ------  ---------------------
     Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets as of June 30, 1999 and
             December 31, 1998............................................     3
             Condensed Consolidated Statements of Income for the three
             months and
             six months ended June 30, 1999 and two months ended June 30,
             1998.........................................................     4
             Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 1999 and two months ended June 30,
             1998.........................................................     5
             Condensed Consolidated Statement of Stockholders' Equity.....     6
             Notes to Condensed Consolidated Financial Statements.........     7
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    15
     Item 3. Quantitative and Qualitative Disclosures About Market Risk...    20
     PART II OTHER INFORMATION
     ------- -----------------
     Item 1. Legal Proceedings............................................    22
     Item 2. Changes in Securities and Use of Proceeds....................    22
     Item 4. Submission of Matters to a Vote of Security Holders..........    22
     Item 6. Exhibits and Reports on Form 8-K.............................    22

                                    PART 1

                         ITEM 1. FINANCIAL STATEMENTS

                                 VENTAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (UNAUDITED)    (AUDITED)
Assets:
Real estate investments:
 Land................................................. $  120,928    $  120,928
 Building and improvements............................  1,065,037     1,065,037
                                                       ----------    ----------
                                                        1,185,965     1,185,965
 Accumulated depreciation.............................   (268,397)     (246,509)
                                                       ----------    ----------
  Total real estate investments.......................    917,568       939,456
Cash and cash equivalents.............................     70,070           338
Deferred financing costs, net.........................      6,382         8,816
Due from Vencor, Inc..................................     18,883         6,967
Notes receivable from employees.......................      4,078         4,027
Other.................................................      1,196           102
                                                       ----------    ----------
  Total assets........................................ $1,018,177    $  959,706
                                                       ==========    ==========
Liabilities and stockholders' equity:
Liabilities:
 Bank credit facility and other debt.................. $  976,009    $  931,127
 Accounts payable and accrued liabilities.............      5,785         7,082
 Deferred income taxes................................     30,506        30,506
                                                       ----------    ----------
  Total liabilities...................................  1,012,300       968,715
Commitments and contingencies:
Stockholders' equity (deficit):
 Common stock.........................................     18,402        18,402
 Capital in excess of par value.......................    140,139       140,103
 Unearned compensation on restricted stock............     (2,939)       (1,962)
 Retained earnings (deficit)..........................      4,378        (9,637)
                                                       ----------    ----------
                                                          159,980       146,906
 Treasury stock.......................................   (154,103)     (155,915)
                                                       ----------    ----------
  Total stockholders' equity (deficit)................      5,877        (9,009)
                                                       ----------    ----------
  Total liabilities and stockholders' equity.......... $1,018,177    $  959,706
                                                       ==========    ==========

Note--The condensed consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 1998.

           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE
                                                      MONTHS    TWO       SIX
                                                       ENDED   MONTHS    MONTHS
                                                       JUNE    ENDED     ENDED
                                                        30,   JUNE 30,  JUNE 30,
                                                       1999     1998      1999
                                                      ------- --------  --------
Revenues
 Rental income....................................... $57,175 $37,356   $113,611
 Interest and other income...........................     734      43        931
                                                      ------- -------   --------
  Total revenues.....................................  57,909  37,399    114,542
Expenses
 General and administrative..........................   4,562   1,537      7,113
 Non-recurring employee severance costs..............     --      --       1,272
 Depreciation on real estate investments.............  10,944   7,135     21,888
 Interest on bank credit facility and other debt.....  18,565  14,377     36,630
 Net payment on interest rate swap agreement.........   2,241     245      3,834
 Amortization of restricted stock grants.............     215      82        867
 Amortization of deferred financing costs............   1,216     800      2,434
                                                      ------- -------   --------
  Total expenses.....................................  37,743  24,176     74,038
                                                      ------- -------   --------
Income before income taxes and extraordinary item....  20,166  13,223     40,504
Provision for income taxes...........................     --    5,025        --
                                                      ------- -------   --------
Income from operations before extraordinary item.....  20,166   8,198     40,504
Extraordinary loss on extinguishment of debt, net of
 income tax benefit..................................     --   (7,970)       --
                                                      ------- -------   --------
  Net income......................................... $20,166   $ 228   $ 40,504
                                                      ======= =======   ========
Earnings per common share:
Basic:
 Income from operations.............................. $   .30 $   .12   $    .60
 Extraordinary loss on extinguishment of debt........     --     (.12)       --
                                                      ------- -------   --------
  Net income......................................... $   .30 $   --    $    .60
                                                      ======= =======   ========
Diluted:
 Income from operations.............................. $   .30 $   .12   $    .60
 Extraordinary loss on extinguishment of debt........     --     (.12)       --
                                                      ------- -------   --------
  Net income......................................... $   .30 $   --    $    .60
                                                      ======= =======   ========
Shares used in computing earnings per common share:
 Basic...............................................  67,811  67,653     67,762
 Diluted.............................................  68,008  68,021     68,019

           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                               SIX MONTHS ENDED TWO MONTHS ENDED
                                                JUNE 30, 1999    JUNE 30, 1998
                                               ---------------- ----------------
Cash flows from operating activities:
 Net income...................................    $  40,504       $       228
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation................................       21,890             7,135
  Amortization of deferred financing costs....        2,434               800
  Amortization of restricted stock grants.....          867                82
  Extraordinary loss on extinguishment of
   debt.......................................          --             12,855
  Increase in other assets....................         (796)             (419)
  (Decrease) increase in accounts payable and
   accrued liabilities........................       (1,297)            5,006
  Increase in amount due from Vencor, Inc.....      (11,916)              --
                                                  ---------       -----------
   Net cash provided by operating activities..       51,686            25,687
Cash flows from investing activities:
  Purchases of furniture and equipment........         (300)              --
  Purchases of real estate properties.........          --             (1,184)
  Advances to employees.......................          (51)           (3,890)
  Sale of Vencor, Inc. preferred stock in
   connection with reorganization transaction.          --             17,700
                                                  ---------       -----------
   Net cash (used in) provided by investing
    activities................................         (351)           12,626
Cash flows from financing activities:
  Net change in borrowings under revolving
   line of credit.............................      173,143            27,400
  Repayment of other bank credit facility and
   other debt.................................     (128,261)           (5,034)
  Issuance of long-term debt..................          --            950,000
  Repayment of long-term debt in connection
   with reorganization transaction............          --         (1,000,171)
  Payment of deferred financing costs.........          --            (10,657)
  Issuance of common stock....................            4               149
  Cash distribution to shareholders...........      (26,489)              --
                                                  ---------       -----------
   Net cash provided by (used in) financing
    activities................................       18,397           (38,313)
                                                  ---------       -----------
Increase in cash and cash equivalents.........       69,732               --
Cash and cash equivalents at beginning of pe-
 riod.........................................          338               --
                                                  ---------       -----------
Cash and cash equivalents at end of period....    $  70,070       $       --
                                                  =========       ===========


           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 JUNE 30, 1999
                                  (UNAUDITED)

                                                UNEARNED
                           COMMON   CAPITAL   COMPENSATION
                           STOCK   IN EXCESS       ON      RETAINED
                            PAR     OF PAR     RESTRICTED  EARNINGS   TREASURY
                           VALUE     VALUE       STOCK     (DEFICIT)    STOCK     TOTAL
                          -------- ---------  ------------ ---------  ---------  --------
Balance at December 31,
 1998...................  $ 18,402 $ 140,103    $ (1,962)  $ (9,637)  $(155,915) $ (9,009)
Net income for the six
 months ended June 30,
 1999...................       --        --          --      40,504         --     40,504
Proceeds from issuance
 of shares for stock in-
 centive plans..........       --        (58)        --         --           62         4
Restricted stock grants,
 net of amortization and
 forfeitures............       --         94        (977)       --        1,750       867
Cash distributions to
 shareholders...........       --        --          --     (26,489)        --    (26,489)
                          -------- ---------    --------   --------   ---------  --------
Balance at June 30,
 1999...................  $ 18,402 $ 140,139    $ (2,939)  $  4,378   $(154,103) $  5,877
                          ======== =========    ========   ========   =========  ========




           See notes to condensed consolidated financial statements.

                                 VENTAS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Ventas, Inc. (the "Company"), formerly named Vencor, Inc., is a real estate company that owns or leases 45 hospitals, 219 nursing centers and eight personal care facilities in 36 states as of June 30, 1999. The Company conducts all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the tax year beginning January 1, 1999. Accordingly, no provision for income taxes has been made for the six-month and three-month periods ended June 30, 1999, in the accompanying condensed consolidated financial statements. The Company operates in one segment which consists of owning and leasing healthcare facilities to third parties.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and on May 1, 1998, refinanced substantially all of its long-term debt in connection with the spin-off of its healthcare operations through the distribution of the common stock of a new entity (which assumed the Company's former name, Vencor, Inc. ("Vencor")) to stockholders of the Company of record as of April 27, 1998 (the "Reorganization"). The distribution was effected on May 1, 1998 (the "Distribution Date"). For financial reporting periods subsequent to the Distribution Date, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-Q and other filings, the Securities and Exchange Commission treats the Company as having commenced operations on May 1, 1998. Accordingly, the comparable financial results for the second quarter of 1998 reported herein are for the two-month period ended June 30, 1998.

NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999. The financial statements for the two-month period ended June 30, 1998 represent the operations of the Company from commencement of its operations on May 1, 1998. The condensed consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 1998. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which became effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has determined that the Company operates in a single business segment. Accordingly, the adoption of SFAS 131 has had no effect on the consolidated financial statement disclosures.

                                 VENTAS, INC.

                                  (UNAUDITED)

  In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values at June 30, 1999, the Company estimates that upon adoption it would report a gain of $20.5 million in other comprehensive income (assuming the Company has qualified as a REIT for federal income tax purposes). The Company was not required to report this $20.5 million unrealized gain for the six months ended June 30, 1999. The Company has subsequently shortened the maturity of its derivatives in exchange for a cash payment. See Note 4--Bank Credit Facility and Other Debt--to the Condensed Consolidated Financial Statements.

NOTE 3--CONCENTRATION OF CREDIT RISK, GOING CONCERN AND RECENT DEVELOPMENTS

CONCENTRATION OF CREDIT RISK AND GOING CONCERN

  The Company leases substantially all of its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to satisfy its rent obligations under the five lease agreements with the Company (the "Leases") and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in reimbursement rates, by its current level of indebtedness and by certain other factors. The failure of Vencor to meet its rent obligations to the Company would likely have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company. As a result of Vencor's financial condition, the Company's auditors included an explanatory paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1998 that expressed substantial doubt as to the Company's ability to continue as a going concern. The existence of the explanatory paragraph may have a material adverse effect on the Company's relationships with its creditors and could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

  Management has taken certain initiatives to address the issues noted above. The Company has retained Merrill Lynch & Co. ("Merrill Lynch"), as financial advisor, to assist in its review of Vencor's financial condition. Merrill Lynch is advising the Company in its ongoing discussions with Vencor regarding its recent results of operations and Vencor's need to amend or restructure its existing capital structure. Merrill Lynch is also advising the Company in its review of alternatives to pay down, refinance, restructure and/or extend the $275 million portion of its credit facility that matures on October 30, 1999, and to assess other strategic alternatives for the Company. See Note 4--Bank Credit Facility and Other Debt--to the Condensed Consolidated Financial Statements.

RECENT DEVELOPMENTS REGARDING VENCOR

  The Company believes that the best outcome for the Company, Vencor and their respective banks and other creditors is a consensual, global restructuring of Vencor's financial obligations. There can be no assurance that

                                 VENTAS, INC.

                                  (UNAUDITED)

any such agreement regarding a restructuring of Vencor's financial obligations will be reached. Vencor has advised the Company that it may file a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the absence of such an agreement. Whether or not an agreement is reached, the Company believes that Vencor will file a petition under Chapter 11 of the Bankruptcy Code. There can be no assurances as to the effect that a Vencor bankruptcy proceeding will have on the Company; however, the length and adverse effect on the Company of any such bankruptcy proceeding could potentially be greater in the absence of a consensual global restructuring.

  During the Company's discussions with Vencor, Vencor has asserted various potential claims against the Company arising out of the Reorganization. See
Note 5--Litigation--to the Condensed Consolidated Financial Statements. The Company intends to defend these claims vigorously if they are asserted in a legal or mediation proceeding.

  In connection with the discussions between the Company and Vencor regarding Vencor's recent results of operations and Vencor's need to amend or restructure its existing capital structure, the Company and Vencor have entered into certain agreements, including a "Second Standstill Agreement" and a "Tolling Agreement," both as defined below.

 The Standstill Agreement

  On April 12, 1999, the Company entered into a Second Standstill Agreement with Vencor, which was subsequently amended on May 5, May 8, June 6, July 6, and August 5, 1999 (as amended, the "Second Standstill Agreement"). Under the Second Standstill Agreement, the Company agreed not to exercise its remedies under the Leases based on any default arising from or relating to disclosures made by Vencor to the Company, and to accept the payment of April, May, June, and July, 1999 rent pursuant to a specified schedule. These payments represent the full amount of rent that was due for each month's rent under the Leases. Vencor made all rent payments required by the Second Standstill Agreement with respect to the April, May and June lease payments, and as of August 10, 1999, Vencor had paid $5 million of the approximately $18.9 million of July rent in accordance with the specified schedule.

  Also, under the Second Standstill Agreement, each of the Company and Vencor have agreed not to pursue any claims against the other or any third party relating to the Reorganization Agreement, any Ancillary Agreement, or any of the Leases, or with respect to certain specified disputes, during a defined period (the "Standstill Period"). The Standstill Period is scheduled to terminate on the first of (1) September 3, 1999, (2) the date that a voluntary or involuntary bankruptcy proceeding is commenced by or against Vencor, (3) Vencor's failure to make lease payments for July 1999 pursuant to the schedule set forth in the Second Standstill Agreement, and (4) certain other specified events.

 The Tolling Agreement

  The Company and Vencor have also entered into an agreement (the "Tolling Agreement") pursuant to which they agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "Bankruptcy Avoidance Provisions" that might be asserted by one party against the other were extended or tolled for a specified period. That period currently terminates on the earliest to occur of September 3, 1999, or the termination of the Standstill Period as a result of Vencor's failure to make lease payments for July 1999 pursuant to the schedule set forth in the Second Standstill Agreement, or certain other specified events.

                                 VENTAS, INC.

                                  (UNAUDITED)

 The Lease Amendments

  On April 12, 1999, the Company and Vencor amended each of the Leases, effective as of the date of the original execution of the Leases, to delete a provision that permitted the Company to require Vencor to purchase a facility upon the occurrence of certain events of default by Vencor under a Lease.

OTHER RECENT DEVELOPMENTS

  On August 3, 1999, the Company's tenant at three of its facilities in Michigan filed a petition for relief under the United States Bankruptcy Code. The tenant filed a motion to reject the three leases, which motion is still pending. These three facilities are recorded on the Company's balance sheet at a net book value of approximately $3.4 million as of June 30, 1999, and the annual lease revenues on these three facilities approximate $1 million.

  In addition, the tenant at these three facilities also operates five facilities under sub-leases of primary leases (the "Primary Leases"), which sub-leases and Primary Leases have been assigned by the Company to Vencor; however, the Company remains liable to the landlord under the Primary Leases. The sub-tenant filed a motion to reject the sub-lease agreements, which motion was granted. The annual lease payments on these five facilities approximate $1.2 million and the estimated total remaining lease payments are approximately $3.6 million. In conjunction with the Reorganization, Vencor indemnified the Company and agreed to hold the Company harmless from and against all claims against the Company arising from any of these obligations. However, there can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations.

  The Company is currently evaluating what effect the tenant's and sub-tenant's actions will have on the carrying value of the Company's affected Michigan facilities and on the Company's obligations, if any, with respect to the Primary Leases. No reserves have been recorded in the accompanying condensed consolidated financial statements as a result of these developments.

NOTE 4--BANK CREDIT FACILITY AND OTHER DEBT

  On April 30, 1998, the Company, through Ventas Realty, consummated a $1.2 billion bank credit agreement (the "Bank Credit Agreement") and retained approximately $6.0 million of prior debt obligations. Borrowings under the Bank Credit Agreement bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either the "Base Rate", which is the higher of the prime rate or the federal funds rate, plus 50 basis points, or the London Interbank Offered Rate ("LIBOR"). To date, the Company has designated all borrowings as LIBOR borrowings. The applicable margin on borrowings varies based on the type of borrowing and the Company's ratio of indebtedness to the tangible fair market value of its assets. Borrowings under the Bank Credit Agreement are comprised of: (1) a $250 million revolving credit facility that expires on April 30, 2001 (the "Revolving Credit Facility"), which bears interest at either LIBOR plus 2.00% to 2.50% or the Base Rate plus 1.00% to 1.50%; (2) a $200 million term loan due April 30, 2001 (the "Term A Loan"), which bears interest at either LIBOR plus 2.25% to 2.50% or the Base Rate plus 1.25% to 1.50%; (3) a $350 million term loan due April 30, 2003 (the "Term B Loan"), which bears interest at either LIBOR plus 2.75% to 3.00% or the Base Rate plus 1.75% to 2.00%; and (4) a $275 million term loan due October 30, 1999 (the "Bridge Loan"), which bears interest at either LIBOR plus 2.75% to 3.00% or the Base Rate plus 1.75% to 2.00%. The Bank Credit Agreement is secured by a pledge of the Company's general partnership interest in Ventas Realty and contains various covenants and restrictions.

                                 VENTAS, INC.

                                  (UNAUDITED)

  The following is a summary of long-term borrowings at June 30, 1999 (in thousands):

   Revolving line of credit, bearing interest at a base rate of LIBOR plus 2.25%
    (7.31% at June 30, 1999), due April 30, 2001......................  $146,000
   Revolving line of credit, bearing interest at a base rate of LIBOR plus 2.25%
    (7.28% at June 30, 1999), due April 30, 2001......................    49,000
   Revolving line of credit, bearing interest at a base rate of LIBOR plus 2.25%
    (7.21% at June 30, 1999), due April 30, 2001......................     7,743
   Bridge Facility Loan, bearing interest at a base rate of LIBOR plus
    2.75%
    (7.81% at June 30, 1999), due October 30, 1999....................   275,000
   Term A Loan, bearing interest at a base rate of LIBOR plus 2.25%
    (7.31% at June 30, 1999), due April 30, 2001......................   181,818
   Term B Loan, bearing interest at a base rate of LIBOR plus 2.75%
    (7.81% at June 30, 1999), due in quarterly installments of $875
    with the balance due April 30, 2003...............................   316,432
   Other..............................................................        16
                                                                        --------
                                                                        $976,009
                                                                        ========

  In connection with the Reorganization and the consummation of the Bank Credit Agreement, the Company entered into an interest rate swap agreement ($900 million outstanding at June 30, 1999) to eliminate the impact of changes in interest rates on the Company's floating rate debt. The agreement expires in varying amounts through December 2007 and provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The fair value of the swap agreement is not recognized in the condensed consolidated financial statements (See Note 2--Basis of Presentation--to the Condensed Consolidated Financial Statements). The terms of the interest rate swap agreement require that the Company make a cash payment or otherwise post collateral, such as a letter of credit from one of the banks identified in the Bank Credit Agreement (which limits the aggregate amount of any such letters of credit to $25 million), to the counterparty if the market value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Bank Credit Agreement. As of June 30, 1999, no collateral was required to be posted under the interest rate swap agreement.

  On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment from the counterparty to the Company of $21.6 million. The Company expects to amortize such $21.6 million payment for financial accounting purposes in future periods.

  In 1998, in connection with the Reorganization, the Company refinanced substantially all of its long-term debt. As a result, the Company incurred an after tax extraordinary loss on extinguishment of debt of $8.0 million for the two months ended June 30, 1998.

NOTE 5--LITIGATION

  The following litigation and other matters arose from the Company's operations prior to the Reorganization. In connection with the Reorganization, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the Reorganization and which arose out of the ownership or operation of the healthcare operations and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Vencor also agreed to defend, on behalf of the Company, any claims

                                 VENTAS, INC.

                                  (UNAUDITED)

asserted after the Reorganization which arose out of the ownership and operation of the healthcare operations. Vencor is presently defending the Company in the following litigation and other matters. However, there can be no assurance that Vencor will continue to defend the Company in such proceedings and actions or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the Reorganization. In addition, the following descriptions of A. Carl Helwig v. Vencor, Inc. et al., Thomas G. White v. W. Bruce Lunsford, et al., Gary Hibbeln et al. v. Vencor, Incorporated et al., and Mongiovi et al. v. Vencor, Inc. et al. are based primarily on information included in Vencor's public filings and information provided to the Company by Vencor. There can be no assurance that Vencor has provided the Company with complete and accurate information in all instances.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky. The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999, the court granted the Company's motion to dismiss the case. The plaintiff has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. Vencor, on behalf of the Company, is defending this action vigorously.

  A stockholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of Vencor and the Company against certain current and former executive officers and directors of Vencor and the Company. The complaint alleges that the defendants damaged Vencor and the Company by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of Vencor and the Company. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On March 19, 1999, the parties agreed to stay all proceedings in the action pending the resolution of the appeal currently before the Sixth Circuit for the Helwig case described above. The Company believes that the allegations in the complaint are without merit and Vencor has informed the Company that it also believes the allegations in the complaint are without merit, and that it intends to vigorously defend this action for and on behalf of the Company.

                                 VENTAS, INC.

                                  (UNAUDITED)

  As set forth in the Company's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three months ended March 31, 1999, Vencor and the Company have been informed by the Department of Justice that they are the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by the Company and presently operated by Vencor. These investigations include the Company's former healthcare operations prior to the date of the Reorganization, and include matters arising out of the qui tam actions described below, as well as additional qui tam actions that have not yet been unsealed by the applicable court. The Department of Justice has informed the Company that if liability exists in connection with such investigations, the Company and Vencor will be jointly and severally liable for the period prior to the date of the Reorganization.

  As disclosed in the Company's Form 10-K for the year ended December 31, 1998, Vencor's subsidiary, American X-Rays, Inc. ("AXR"), which was previously a subsidiary of the Company, is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States of America has intervened in the suit which was brought under the Federal Civil False Claims Act. The civil lawsuit alleges that AXR submitted false claims to the Medicare and Medicaid programs. On May 4, 1999, the United States of America amended its complaint to include Vencor and the Company as defendants. Vencor and the Company have moved to dismiss the amended complaint.

  On November 24, 1997, a civil qui tam lawsuit was filed against the Company in the United States District Court for the Middle District of Florida. This lawsuit was brought under the Federal Civil False Claims Act and is styled United States of America, Ex Rel., Virginia Lee Lanford and Gwendolyne Cavanaugh v. Vencor, Inc., et al. The United States of America intervened in the lawsuit on May 17, 1999. On July 23, 1999, the United States filed its Amended Complaint in the lawsuit. The lawsuit alleges that the Company and Vencor submitted false claims and false statements to the Medicare program, including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in Vencor's nursing homes and for third party nursing home operators that the United States of America claims are not reimbursable costs. The lawsuit involves the Company's former healthcare operations. The complaint does not specify the amount of damages claimed by the plaintiffs. If it is ultimately determined that liability exists in connection with this lawsuit, the Company will be liable for the period prior to the date of the Reorganization, subject to the Company's rights under the Indemnification and Vencor's ability and willingness to perform thereunder. The Company disputes the allegations contained in the complaint and the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  If the Department of Justice investigations and the qui tam claims were ultimately decided in a manner adverse to the Company, such adverse decisions could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company. Although the Company believes it has numerous good faith, valid legal and factual defenses to the Department of Justice's and the qui tam claims, the Company and Vencor are engaged in discussions with the Department of Justice regarding a settlement of such claims, which settlement could involve the payments of amounts by the Company that would be material to the business, financial condition, results of operations and liquidity of the Company. There can be no assurances that the Company, Vencor and the Department of Justice will reach a settlement relative to all or any such claims.

  As set forth in the Company's Form 10-K for the year ended December 31, 1998, Vencor, on behalf of the Company, is defending a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc. et al., which was filed on April 9, 1998 in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's nursing centers

                                 VENTAS, INC.

                                  (UNAUDITED)

nationwide (which were subsequently transferred to Vencor in the Reorganization). The complaint alleged various breaches of contract and statutory regulatory violations including violations of federal and state RICO statutes. This action was dismissed without prejudice on July 5, 1999.

  A class action lawsuit styled Gary Hibbeln et al. v. Vencor, Incorporated, et al., was filed in Jefferson Circuit Court in Kentucky on April 28, 1999. The complaint alleges direct or indirect assertion of untrue statement or statements of material facts, and/or omission of material facts in connection with the sale of securities by the defendant to plaintiffs. The Company believes that the allegations in the complaint are without merit and Vencor, on behalf of the Company, is defending these actions vigorously.

  The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these other lawsuits will not, individually or in the aggregate, have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company.

 Unasserted Claim--Potential Liabilities Due to Fraudulent Transfer
Considerations

  Transfers made and obligations incurred in the Reorganization and the simultaneous distribution of the Vencor common stock to the Company's stockholders (the "Distribution") are subject to review under state fraudulent conveyance laws, and in the event of a bankruptcy proceeding, federal fraudulent conveyance laws. Under these laws a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy) could avoid the transfer if it determined that, as of the time of the Reorganization, the party making the transfer or incurring the obligation did not receive fair consideration or reasonably equivalent value and, at the time of the Reorganization, the party making the transfer or incurring the obligation (a) was insolvent or was rendered insolvent, (b) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (c) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature. Although Vencor has not formally asserted a claim, Vencor's legal counsel has raised questions relating to potential fraudulent conveyance or obligation issues relating to the Reorganization. At the time of the Reorganization, the Company obtained an opinion from an independent third party that addressed issues of solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim is ultimately asserted by Vencor, creditors, or others, the ultimate outcome of such a claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding.

  The Company and Vencor have entered into certain tolling agreements related to claims which may arise in a bankruptcy proceeding, as discussed in Note 3 to the Condensed Consolidated Financial Statements. During the Company's discussions with Vencor, discussed in Note 3 to the Condensed Consolidated Financial Statements, Vencor has asserted various potential claims against the Company arising out of the Reorganization. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding.

  The condensed consolidated financial statements at June 30, 1999 do not contain any adjustments that might result from the ultimate resolution of any of the uncertainties identified in this Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES AND VENCOR
DISCLOSURES

  This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' (including subsidiaries that are limited liability companies and limited partnerships) expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, ability to qualify as a real estate investment trust, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability of Vencor to restructure its obligations so that it will have the financial strength and liquidity necessary to satisfy its obligations and duties under the Leases and other agreements with the Company, (b) the Company's success in implementing its business strategy, (c) the nature and extent of future competition, (d) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (e) increases in the cost of borrowing for the Company, (f) the ability of the Company's operators to deliver high quality care and to attract patients, (g) the results of the ongoing investigation of the Company by the U.S. Department of Justice and other litigation affecting the Company; (h) the Company's ability to acquire additional properties, (i) changes in the general economic conditions and/or in the markets in which the Company may, from time to time, compete, (j) the ability of the Company to pay down, refinance, restructure and/or extend its indebtedness as it becomes due, and (k) the ability of the Company and Vencor and other third parties to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue. Many of such factors are beyond the control of the Company and its management.

  In addition, certain information contained in this Form 10-Q has been provided by Vencor. Vencor is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. Although Vencor has provided certain information to the Company, the Company has not verified this information either through an independent investigation or by reviewing Vencor's public filings. The Company has no reason to believe that such information is inaccurate in any material respects, but there can be no assurance that all such information is accurate.

BACKGROUND INFORMATION

  The Company has announced its intention to operate and be treated as a self-administered, self-managed real estate investment trust ("REIT") for federal income tax purposes beginning January 1, 1999. The Company is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term care hospitals), 219 nursing centers and eight personal care facilities as of June 30, 1999. The Company's portfolio of properties is located in 36 states and is leased and operated primarily by Vencor or its subsidiaries. The Company conducts all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership.

  On May 1, 1998, the Company effected the Reorganization pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently renamed Vencor, Inc., was formed to operate the hospital, nursing center and ancillary services businesses. Pursuant to the terms of the Reorganization, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to the Reorganization, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-Q and other filings, the Commission treats the Company as having commenced operations on May 1, 1998. Accordingly, the comparable financial results for the second quarter of 1998 reported herein are for the two-month period ended June 30, 1998.

RECENT DEVELOPMENTS REGARDING VENCOR

  As is discussed in the Company's Form 10-K for the year ended December 31, 1998 and the Form 10-Q for the three months ended March 31, 1999, the Company and Vencor have had discussions regarding Vencor's recent results of operations. In those discussions, Vencor has requested interim rent concessions under the Leases and the Company initially rejected that request. In connection with those discussions, the Company entered into an agreement (the "Original Standstill Agreement") with Vencor whereby the Company agreed not to exercise remedies for non-payment of rent due from Vencor on April 1, 1999 for a period ending April 12, 1999.

  The Company believes that the best outcome for the Company, Vencor and their respective banks and other creditors is a consensual, global restructuring of Vencor's financial obligations. There can be no assurance that any such agreement regarding a restructuring of Vencor's financial obligations will be reached. Vencor has advised the Company that it may file a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the absence of such an agreement. Whether or not an agreement is reached, the Company believes that Vencor will file a petition under Chapter 11 of the Bankruptcy Code. There can be no assurances as to the effect that a Vencor bankruptcy proceeding will have on the Company; however, the length and adverse effect on the Company of any such bankruptcy proceeding could potentially be greater in the absence of a consensual global restructuring.

  In connection with the discussions between the Company and Vencor regarding Vencor's recent results of operations and Vencor's need to amend or restructure its existing capital structure, the Company and Vencor have entered into certain agreements, including a Second Standstill Agreement and a Tolling Agreement. See Note 3--Concentration of Credit Risk, Going Concern and Recent Developments--to the Condensed Consolidated Financial Statements.

  On April 15, 1999, Vencor filed its Annual Report on Form 10-K for the year ended December 31, 1998 with the Commission. Vencor's auditors included an explanatory statement in their report to Vencor's financial statements for the year ended December 31, 1998 that expresses substantial doubt as to Vencor's ability to continue as a going concern. On April 15, 1999, Vencor announced that it had reported a net loss of $605.9 million for the fourth quarter of 1998 and $572.9 million for the year ended December 31, 1998. Vencor also announced that its results for the fourth quarter of 1998 included pretax charges of $411.9 million related to certain unusual transactions and $78.9 in pretax charges recorded in connection with recurring year-end accounting adjustments.

  On April 21, 1999, Vencor announced that it reached an agreement with the Health Care Financing Administration to extend its repayment of approximately $90 million of Medicare reimbursement overpayments over 60 months.

  On May 3, 1999, Vencor announced that it had elected not to make the interest payment of approximately $14.8 million due on May 3, 1999 on its $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "Notes"). Vencor also announced that if the interest was not paid within a 30 day grace period, and subject to providing notice to Vencor's senior bank lenders, the Notes may be declared immediately due and payable. As of August 10, 1999, Vencor has not announced that such interest has been paid.

  On May 14, 1999, Vencor filed its first quarter Form 10-Q with the Commission and reported that it had a net loss of $23.9 million for the first quarter of 1999.

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

  See "Cautionary Statements Regarding Forward-Looking Disclosures and Vencor Disclosures."

RESULTS OF OPERATIONS

  The Company intends to qualify as a REIT for federal income tax purposes for the tax year beginning January 1, 1999. Accordingly, no provision for income taxes has been made for the three-month and six-month periods ended June 30, 1999 in the accompanying condensed consolidated financial statements.

 Three months ended June 30, 1999 and two months ended June 30, 1998

  Rental income for the three months ended June 30, 1999 was $57.2 million, of which $56.3 million resulted from leases with Vencor. Interest and other income totaled approximately $734,000, and was primarily the result of earnings from investment of cash reserves during the quarter. Operating expenses totaled $37.7 million and included $10.9 million of depreciation expense on real estate assets and $18.6 million of interest on the bank credit facility and other debt. General and administrative expenses totaled $4.6 million and included approximately $2.8 million in unusual professional fees (legal and financial advisory fees) incurred as a result of ongoing discussions with Vencor as discussed above in Recent Developments and in evaluating alternatives to pay down, refinance, restructure and/or extend the $275 million Bridge Loan due October 30, 1999. Substantial legal and financial advisory expenses will continue to be incurred by the Company until a resolution of these matters is reached, although there can be no assurance that such a resolution will be reached. Net income for the three months ended June 30, 1999 was $20.2 million, or $.30 per diluted share.

  The data reflected in the historical financial statements for the two months ended June 30, 1998 is not comparable to the three months ended June 30, 1999, and accordingly, a discussion comparing these periods is not included. Rental income for the two months ended June 30, 1998 was $37.4 million, of which $36.9 million was received from Vencor. Operating expenses totaled $24.1 million and included $7.1 million of depreciation expense on real estate assets and $14.4 million of interest on bank credit facilities and other debt. General and administrative expenses totaled $1.5 million. Income from operations was $8.2 million, or $0.12 per diluted share. The Company incurred an extraordinary loss, net of income taxes, of $8.0 million, or $0.12 per diluted share, related to the extinguishment of debt in connection with the Reorganization. Net income for the two-month period was $228,000.

 Six months ended June 30, 1999

  Rental income for the six months ended June 30, 1999 was $113.6 million, of which $111.8 resulted from leases with Vencor. Interest and other income totaled approximately $931,000, and was primarily the result of earnings from investment of cash reserves during the quarter. Operating expenses totaled $74.0 million and included $21.9 million of depreciation expense on real estate assets and $36.6 million of interest on the bank credit facility and other debt. General and administrative expenses totaled $7.1 million and included approximately $3.5 million in unusual professional fees (legal and financial advisory fees). The Company also incurred $1.3 million in non-recurring employee severance costs in the first quarter of 1999. Net income for the six months ended June 30, 1999 was $40.5 million, or $.60 per diluted share.

 Funds from Operations

  Funds from operations ("FFO") for the three months and six months ended June 30, 1999 totaled $31.1 million and $62.4 million, or $0.46 and $0.92 per diluted share, respectively. In calculating net income and FFO for the three months and six months ended June 30, 1999, the Company included in its expenses (and thus reduced net income and FFO) non-recurring employee severance costs and unusual legal and financial advisory expenses associated with evaluating the current situation with Vencor, including all agreements related thereto, and addressing alternatives related to the $275 million loan due October 30, 1999. FFO for the three months and six months ended June 30, 1999 is summarized in the following table:

                                                                 THREE    SIX
                                                                MONTHS  MONTHS
                                                                 ENDED   ENDED
                                                                 JUNE    JUNE
                                                                  30,     30,
                                                                 1999    1999
                                                                ------- -------
      Net income............................................... $20,166 $40,504
      Depreciation on real estate investments..................  10,944  21,888
                                                                ------- -------
       Funds from operations................................... $31,110 $62,392
                                                                ======= =======

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations totaled $51.7 million for the six months ended June 30, 1999. Net cash flows used in investing activities were $351,000. Net cash provided by financing activities totaled $18.4 million. The Company paid a cash dividend on its common stock of $26.5 million, or $.39 per common share, on February 17, 1999 to shareholders of record as of January 29, 1999. For the two-month period ended June 30, 1998, cash provided by operations totaled $25.7 million, net cash flows from investing activities totaled $12.6 million and net cash flows used in financing activities totaled $38.3 million.

  At June 30, 1999, available borrowings under the Revolving Credit Facility approximated $47.3 million, subject to certain restrictions under the Bank Credit Agreement. The Company, together with Merrill Lynch, is reviewing alternatives to pay down, refinance, restructure and/or extend the remaining $275 million principal balance of the original $400 million Bridge Loan due October 30, 1999, on or prior to its maturity. The Company is in discussions with its lenders regarding an extension of the October 30, 1999 maturity date of the Bridge Loan. However, there can be no assurance that an extension will be offered on terms which are acceptable to the Company. Nor can there be any assurances that the Company will be successful in its efforts to pay down, refinance, restructure and/or extend the remaining $275 million principal balance of the Bridge Loan and to meet its other liquidity requirements. The failure of the Company to pay down, refinance, restructure and/or extend the Bridge Loan on or prior to its maturity date would likely have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company. The Company had cash and cash equivalents of $70.1 million and outstanding debt aggregated $976 million at June 30, 1999, of which $276.8 million is payable within the next twelve months.

  In August 1999 the Company received a $21.6 million payment in connection with shortening the maturity of its interest rate swap agreement outstanding. See Note 4--Bank Credit Facility and Other Debt--to the Condensed Consolidated Financial Statements.

  The Company leases substantially all of its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to satisfy its rent obligations under the Leases will impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in the reimbursement rates, by its current level of indebtedness and by certain other factors. The failure of Vencor to meet its rent obligations to the Company would likely have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company. As a result of Vencor's financial condition, the Company's auditors have included an explanatory paragraph in their report to the Company's consolidated financial statements for the year ended December 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. The existence of the explanatory paragraph may have a material adverse effect on the Company's relationships with its creditors and could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. See Note 3--Concentration of Credit Risk, Going Concern and Recent Developments--to the Condensed Consolidated Financial Statements.

  The Company announced on each of May 14, 1999 and July 21, 1999, that it would not declare or pay a dividend in the second or third quarter, respectively. The Company expects that it will once again pay a dividend when the uncertainties about Vencor's continuing ability to make rent payments to the Company under the Leases are resolved; however, there can be no assurance that Vencor will resolve its financial difficulties and pay the rent due to the Company under the Leases. The Company will continue to evaluate the timing and amount of dividends in light of developments in Vencor's financial performance, including ongoing discussions regarding a global restructuring of Vencor's obligations, and the Company's business, financial condition, taxable income, results of operations and liquidity. The Company intends to qualify as a REIT for the year ending December 31, 1999. Although such qualification requires the Company to distribute 95% of its taxable income, such distributions are not required to be made quarterly.

  In order to qualify as a REIT, the Company must make distributions to its stockholders of at least 95% of its taxable income. Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required for it to qualify as a REIT for federal income tax purposes. Although the Company currently intends to qualify as a REIT as of January 1, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT.

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

  Available sources of capital to finance any future growth will include cash flows from operations, available borrowings under the Revolving Credit Facility, the issuance of public or private debt or equity, and asset sales. Availability and terms of any such issuance will depend upon the market for such securities and other conditions at such time. There can be no assurance that such additional financing, capital or asset disposition transactions will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the acquisition of additional properties, and as necessary, to meet certain distribution requirements imposed on REIT's under the Internal Revenue Code of 1986, as amended. To the extent the Company uses equity as consideration for future acquisitions, the Company will not require additional liquidity to finance such acquisitions. The Company does not currently intend to acquire any additional properties in 1999.

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

  In January 1999, the Company purchased a new file server and converted to a new financial information system platform that is Y2K compliant. That conversion was completed during the first quarter of 1999 with the exception of the fixed asset system, which should be completed by the end of 1999. The Company has received certification from all of its significant software and operating systems vendors that the versions of their products currently being installed are Y2K compliant. The Company has not and does not anticipate independently verifying such compliance. The Company estimates that the total cost it will incur to install a new server, financial system platform and update its computer hardware, including all costs incurred to date, is less than $100,000.

  The Company also has Y2K exposure in non-IT applications with respect to its real estate properties. Computer technology employed in elevators, alarm systems, electrical systems, built-in healthcare systems and similar applications involved in the operations of the Company's properties may cause interruptions of service with respect to those properties. Under the terms of the Leases, Vencor is responsible for upgrading all building infrastructure components to be Y2K compliant. If Vencor is unable to meet its Y2K compliance schedules or incurs costs substantially higher than its current expectations, Vencor's ability to operate the properties and/or make rental payments under the Leases could be impaired, which could result in a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Vencor has not provided the Company with an up to date status report regarding Vencor's Y2K compliance issues. The Company believes that it is not in a position to establish a contingency plan regarding Vencor's Y2K compliance.

  Vencor derives a substantial portion of its revenues from the Medicare and Medicaid programs. Vencor relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Vencor has indicated that it believes that while many commercial insurance carriers will be Y2K compliant, federal and state agencies are more likely to have system failures caused by Y2K issues. The Company believes that Vencor has not received assurance that systems used by Medicare and Medicaid will be Y2K compliant. The failure of information systems of federal and state governmental agencies, other third party payors or suppliers could have a material adverse effect on Vencor's liquidity and financial condition, which in turn could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

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

  The Company earns revenue by leasing its assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related cash flows vary with the movement in LIBOR. See Note 4--Bank Credit Facility and Other Debt--to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations in connection with the Reorganization, it also entered into an interest rate swap to convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of June 30, 1999, the Company had a $900 million interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. When interest rates rise the interest rate swap agreement increases in market value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. Since the interest rate swap agreement was executed, interest rates had generally been lower and the market value of the interest rate swap agreement had been an unrealized loss to the Company; however, as of June 30, 1999, interest rates had risen and the interest rate swap agreement at June 30, 1999, was in an unrealized gain position to the Company of approximately $20.5 million. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of an instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 1999:

                                                       MARKET VALUE TO THE
                                                             COMPANY
                                                      REFLECTING CHANGE IN
                                                         INTEREST RATES
                        MARKET VALUE TO THE COMPANY -------------------------
      NOTIONAL AMOUNT        AT JUNE 30, 1999         -100 BPS     +100 BPS
      ---------------   --------------------------- ------------- -----------
       $900,000,000             $20,539,397         $(26,439,000) $67,042,000

  The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral, such as a letter of credit from one of the banks identified in the Bank Credit Agreement to the counterparty if the market value loss to the Company exceed certain levels (the "threshold levels"). See Note 4--Bank Credit Facility and Other Debt--to the Condensed Consolidated Financial Statements. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Bank Credit Agreement. As of June 30, 1999, the threshold level under the interest rate swap agreement was a market value unrealized loss of $35 million and the interest rate swap agreement was in an unrealized gain position to the Company of $20.5 million. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the market value unrealized loss of the interest rate swap at the time of such determination and the threshold amount. As of June 30, 1999, the interest rate swap agreement was in an unrealized gain position and therefore no collateral was required to be posted under the interest rate swap agreement.

  On August 4, 1999, the Company agreed with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment from the counterparty to the Company of $21.6 million. See Note 4--Bank Credit Facility and Other Debt--to the Condensed Consolidated Financial Statements. The shortening of the maturity date of the interest rate swap agreement will reduce the sensitivity of the interest rate swap agreement to changes in interest rates. To highlight the sensitivity of the revised interest rate swap agreement to changes in interest rates, the following summary shows the effect of an instantaneous change of 100 basis points (BPS) in interest rates as of August 10, 1999:

                                                        MARKET VALUE TO THE COMPANY
                                                    REFLECTING CHANGE IN INTEREST RATES
                        MARKET VALUE TO THE COMPANY ------------------------------------
      NOTIONAL AMOUNT       AT AUGUST 10, 1999           -100 BPS          +100 BPS
      ---------------   --------------------------- ------------------ -----------------
      $900,000,000              $19,551,899               $(7,553,761)       $45,550,122

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Except as set forth in Note 5 to the condensed consolidated financial statements of the Company as of June 30, 1999 (which is incorporated into this Item 1 by reference), there has been no material change in the status of the litigation reported in the Company's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three months ended March 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Since April 1, 1999, the Company has issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

  On July 20, 1999, the Board of Directors granted the members of the Independent Committee of the Board of Directors options to purchase an aggregate of 400,000 shares of Common Stock of the Company at an exercise price of $5.063 per share of Common Stock, the closing price of the Common Stock on the date of grant of the options. The options may be exercised for cash or by surrendering options or common stock with a value equal to the exercise price at any time prior to the tenth anniversary of the grant. There were no proceeds to the Company from the issuance of the options. The options were issued without registration under the Securities Act of 1933, as amended, in reliance on an exemption contained in Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of the stockholders of the Company was held on May 18, 1999.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the Company's proxy statement. All nominees listed in the proxy statement were elected.

c. The election of six directors was voted upon at the Annual Meeting. The number of votes cast for and withheld for each nominee for director was as set forth below:

NOMINEE:                                                       FOR:    WITHHELD:
--------                                                    ---------- ---------
Walter F. Beran............................................ 50,127,760 4,262,598
Debra A. Cafaro............................................ 53,947,924   442,434
Douglas Crocker II......................................... 49,894,978 4,495,380
Ronald G. Geary............................................ 53,934,471   455,887
W. Bruce Lunsford.......................................... 50,101,804 4,288,554
R. Gene Smith.............................................. 50,031,925 4,358,433

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)EXHIBITS:

10.1 Amendment Number 4 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 3 to the Tolling Agreement dated April 12, 1999, dated June 6, 1999 between the Company and Vencor, Inc. Exhibit
     10.1 to the Company's Form 8-K, filed on June 10, 1999, is incorporated herein by reference.

10.2 Amendment Number 5 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 4 to the Tolling Agreement dated April 12, 1999, dated July 6, 1999 between the Company and Vencor, Inc. Exhibit
     10.1 to the Company's Form 8-K, filed on July 13, 1999, is incorporated herein by reference.

10.3 Amendment No. 6 to the Second Standstill Agreement dated April 12, 1999 and Amendment No. 5 to the Tolling Agreement dated April 12, 1999, dated August 5, 1999. Exhibit 10.1 to the Company's Form 8-K, filed on August 12, 1999, is incorporated herein by reference.

27   Financial Data Schedule.

(B)REPORTS ON FORM 8-K:

   On April 19, 1999, the Company filed a Current Report on Form 8-K announcing certain agreements with Vencor, Inc., its principal tenant. Under the first agreement, the Company agreed not to exercise remedies for non-payment of rent due from Vencor on April 1, 1999 for a period ending April 12, 1999. Under a second agreement (the "Second Standstill Agreement"), the Company and Vencor agreed, among other things, not to pursue certain claims against the other or any third party so long as Vencor made the full lease payments for April 1999 and May 1999 under a specified schedule. These arrangements have been subsequently modified. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On June 10, 1999, the Company filed a Current Report on Form 8-K announcing certain agreements with Vencor, Inc., its principal tenant. The Company and Vencor extended the term of the Second Standstill Agreement and the Tolling Agreement until July 6, 1999 or until the Second Standstill Agreement terminated due to Vencor's failure to make the contemplated lease payments. Vencor subsequently made all of the rent payments for May as required by the specified schedule. These arrangements have been subsequently modified. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On July 13, 1999, the Company filed a Current Report on Form 8-K announcing certain agreements with Vencor, Inc., its principal tenant. The Company and Vencor extended the term of the Second Standstill Agreement and the Tolling Agreement until August 5, 1999 or until the Second Standstill Agreement terminates due to Vencor's failure to make the contemplated lease payments. Vencor subsequently made all of the rent payments for June as required by the specified schedule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On August 12, 1999, the Company filed a Current Report on Form 8-K announcing certain agreements with Vencor, Inc., its principal tenant. The Company and Vencor extended the term of the Second Standstill Agreement and the Tolling Agreement until September 3, 1999 or until the Second Standstill Agreement terminates due to Vencor's failure to make the contemplated lease payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VENTAS, INC.

Date: August 16, 1999
                                                  /s/ Debra A. Cafaro
                                                    Debra A. Cafaro
                                         President and Chief Executive Officer

Date: August 16, 1999
                                                  /s/ Steven T. Downey
                                                    Steven T. Downey
                                              Executive Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)