Form 10-Q
period 1999-09-30
VENTAS INC
filed 1999-11-15
CIK 740260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the Quarterly Period ended September 30, 1999.

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from      to     .

                        Commission file number: 1-10989

                               ----------------

                                  VENTAS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               61-1055020
     (State or other jurisdiction)                  (I.R.S. Employer
                                                 Identification Number)


    4360 Brownsboro Road, Suite 115
          Louisville, Kentucky                         40207-1642
    (Address of principal executive                    (Zip Code)
                offices)

                                 (502) 357-9000
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock              Outstanding at November 8, 1999
        -----------------------                --------------------------
      Common Stock, $.25 par value                 67,959,263 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VENTAS. INC.
                                   FORM 10-Q

                                     INDEX

                                                                             Page
                                                                             ----
 PART I.  FINANCIAL INFORMATION...........................................     3
 Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 1999
           and December 31, 1998..........................................     3
          Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 1999 and three months and
           five months ended September 30, 1998...........................     4
          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and five months ended September
           30, 1998.......................................................     5
          Condensed Consolidated Statement of Stockholders' Equity........     6
          Notes to Condensed Consolidated Financial Statements............     7
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    20
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    26
 PART II. OTHER INFORMATION...............................................    27
 Item 1.  Legal Proceedings...............................................    27
 Item 2.  Changes in Securities and Use of Proceeds.......................    27
 Item 3   Default of Senior Securities....................................    27
 Item 6.  Exhibits and Reports on Form 8-K................................    27

                         PART 1--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  VENTAS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30, December 31,
                                                             1999          1998
                                                         ------------- ------------
                                                          (Unaudited)    (Audited)
                                                               (In Thousands)
                         ASSETS
                         ------
Real estate investments:
  Land..................................................  $   120,897   $  120,928
  Building and improvements.............................    1,064,743    1,065,037
                                                          -----------   ----------
                                                            1,185,640    1,185,965
  Accumulated depreciation..............................     (279,016)    (246,509)
                                                          -----------   ----------
    Total real estate investments.......................      906,624      939,456
Cash and cash equivalents...............................      119,852          338
Deferred financing costs, net...........................        5,164        8,816
Due from Vencor, Inc., net..............................       15,134        6,967
Notes receivable from employees.........................        3,732        4,027
Other...................................................        1,491          102
                                                          -----------   ----------
    Total assets........................................  $ 1,051,997   $  959,706
                                                          ===========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Bank credit facility and other debt...................  $   975,128   $  931,127
  Deferred gain on partial termination of interest rate
   swap agreement.......................................       21,605          --
  Accounts payable and accrued liabilities..............        5,638        7,082
  Deferred income taxes.................................       30,506       30,506
                                                          -----------   ----------
    Total liabilities...................................    1,032,877      968,715
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock..........................................       18,402       18,402
  Capital in excess of par value........................      140,143      140,103
  Unearned compensation on restricted stock.............       (2,723)      (1,962)
  Accumulated earnings (deficit)........................       17,405       (9,637)
                                                          -----------   ----------
                                                              173,227      146,906
  Treasury stock........................................     (154,107)    (155,915)
                                                          -----------   ----------
    Total stockholders' equity (deficit)................       19,120       (9,009)
                                                          -----------   ----------
    Total liabilities and stockholders' equity..........  $ 1,051,997   $  959,706
                                                          ===========   ==========

Note--The condensed consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 1998.

           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Three Months  Three Months   Nine Months   Five Months
                              Ended         Ended         Ended         Ended
                          September 30, September 30, September 30, September 30,
                              1999          1998          1999          1998
                          ------------- ------------- ------------- -------------
                                                (Unaudited)
                                 (In Thousands, Except Per Share Amounts)
Revenues
  Rental income.........     $57,544      $ 56,168      $171,155       $93,524
  Interest and other
   income...............       1,513            31         2,444            74
  Realized gain on sale
   of asset.............         254           --            254           --
                             -------      --------      --------       -------
    Total revenues......      59,311        56,199       173,853        93,598
Expenses
  General and
   administrative.......       5,226         1,761        12,339         3,298
  Non-recurring employee
   severance costs......         --            --          1,272           --
  Provision for reserve
   on amount due from
   Vencor, Inc. ........       7,500           --          7,500           --
  Depreciation on real
   estate investments...      10,944        10,729        32,832        17,864
  Interest on bank
   credit facility and
   other debt...........      19,668        20,990        56,298        35,367
  Net payment on
   interest rate swap
   agreement............       1,512           486         5,346           731
  Amortization of
   restricted stock
   grants...............         216           128         1,083           210
  Amortization of
   deferred financing
   costs................       1,218         1,204         3,652         2,004
                             -------      --------      --------       -------
    Total expenses......      46,284        35,298       120,322        59,474
                             -------      --------      --------       -------
Income before income
 taxes and extraordinary
 item...................      13,027        20,901        53,531        34,124
Provision for income
 taxes..................         --          7,943           --         12,968
                             -------      --------      --------       -------
Income from operations
 before extraordinary
 item...................      13,027        12,958        53,531        21,156
Extraordinary loss on
 extinguishment of debt,
 net of income tax
 benefit................         --            (81)          --         (8,051)
                             -------      --------      --------       -------
Net income                   $13,027      $ 12,877      $ 53,531       $13,105
                             =======      ========      ========       =======
Earnings per common
 share:
Basic:
  Income from
   operations...........     $   .19      $    .19      $    .79       $   .31
  Extraordinary loss on
   extinguishment of
   debt.................         --           (.00)          --           (.12)
                             -------      --------      --------       -------
    Net income..........     $   .19      $    .19      $    .79       $   .19
                             =======      ========      ========       =======
Diluted:
  Income from
   operations...........     $   .19      $    .19      $    .79       $   .31
  Extraordinary loss on
   extinguishment of
   debt.................         --           (.00)          --           (.12)
                             -------      --------      --------       -------
    Net income..........     $   .19      $    .19      $    .79       $   .19
                             =======      ========      ========       =======
Shares used in computing
 earnings per common
 share:
  Basic.................      67,773        67,688        67,743        67,675
  Diluted...............      68,002        67,853        68,053        67,848

           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months   Five Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                        1999          1998
                                                    ------------- -------------
                                                            (Unaudited)
                                                          (In Thousands)
Cash flows from operating activities:
 Net income........................................   $  53,531    $   13,105
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation.....................................      32,835        17,864
  Amortization of deferred financing costs.........       3,652         2,004
  Amortization of restricted stock grants..........       1,083           210
  Realized gain on sale of asset...................        (254)          --
  Extraordinary loss on extinguishment of debt.....         --         12,986
  Increase in amount due from Vencor, Inc..........     (15,667)          (75)
  Provision for reserve on amount due from Vencor,
   Inc.............................................       7,500           --
  Increase in other assets.........................      (1,093)         (250)
  (Decrease) increase in accounts payable and
   accrued liabilities.............................      (1,444)        6,696
                                                      ---------    ----------
    Net cash provided by operating activities......      80,143        52,540
Cash flows from investing activities:
  Purchases of furniture and equipment.............        (299)          --
  Sale and (purchases) of real estate properties...         254        (7,403)
  Notes receivable from employees..................         295        (3,890)
  Sale of Vencor, Inc. preferred stock in
   connection with 1998 Spin Off transaction.......         --         17,700
                                                      ---------    ----------
    Net cash (used in) provided by investing
     activities....................................         250         6,407
Cash flows from financing activities:
  Net change in borrowings under revolving line of
   credit..........................................     173,143        35,000
  Repayment of other bank credit facility and other
   debt............................................    (129,142)      (29,540)
  Issuance of long-term debt.......................         --        950,000
  Repayment of long-term debt in connection with
   the 1998 Spin Off transaction...................         --     (1,000,171)
  Proceeds from partial termination of interest
   rate swap agreement.............................      21,605           --
  Payment of deferred financing costs..............         --        (12,017)
  Issuance of common stock.........................           4           154
  Cash distribution to stockholders................     (26,489)          --
                                                      ---------    ----------
    Net cash provided by (used in) financing
     activities....................................      39,121       (56,574)
                                                      ---------    ----------
Increase in cash and cash equivalents..............     119,514         2,373
Cash and cash equivalents at beginning of period...         338           --
                                                      ---------    ----------
Cash and cash equivalents at end of period.........   $ 119,852    $    2,373
                                                      =========    ==========


           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               September 30, 1999

                                                  Unearned
                                                Compensation
                           Common   Capital in       on      Retained
                            Stock   Excess of    Restricted  Earnings   Treasury
                          Par Value Par Value      Stock     (Deficit)   Stock      Total
                          --------- ----------  ------------ --------  ----------  --------
                                                   (Unaudited)
Balance at December 31,
 1998...................  $ 18,402  $ 140,103     $ (1,962)  $ (9,637) $ (155,915) $ (9,009)
Net income for the nine
 months ended September
 30, 1999...............       --         --           --      53,531         --     53,531
Proceeds from issuance
 of shares for stock
 incentive plans........       --         (58)         --         --           62         4
Restricted stock grants,
 net of amortization and
 forfeitures............       --          98         (761)       --        1,746     1,083
Cash distributions to
 stockholders...........       --         --           --     (26,489)        --    (26,489)
                          --------  ---------     --------   --------  ----------  --------
Balance at September 30,
 1999...................  $ 18,402  $ 140,143     $ (2,723)  $ 17,405  $ (154,107) $ 19,120
                          ========  =========     ========   ========  ==========  ========



           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Reporting Entity

   Ventas, Inc. (the "Company"), formerly named Vencor, Inc., is a real estate company that owns or leases 45 hospitals, 218 nursing centers and eight personal care facilities in 36 states as of September 30, 1999. The Company conducts all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the tax year beginning January 1, 1999. Accordingly, no provision for income taxes has been made for the nine-month and three-month periods ended September 30, 1999, in the accompanying Condensed Consolidated Financial Statements. The Company operates in one segment which consists of owning and leasing healthcare facilities to third parties.

   On April 30, 1998, the Company changed its name to Ventas, Inc. and on May 1, 1998, refinanced substantially all of its long-term debt in connection with the spin-off of its healthcare operations through the distribution of the common stock of a new entity (which assumed the Company's former name, Vencor, Inc. ("Vencor")) to stockholders of the Company of record as of April 27, 1998 (the "1998 Spin Off"). The distribution was effected on May 1, 1998 (the "Distribution Date"). For financial reporting periods subsequent to the Distribution Date, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-Q and other filings, the Securities and Exchange Commission treats the Company as having commenced operations on May 1, 1998. Accordingly, the financial results for the nine-month period ended September 30, 1999 are not comparable to the five-month period ended September 30, 1998 on the Condensed Consolidated Statements of Income or the Condensed Consolidated Statements of Cash Flows.

Note 2. Basis of Presentation

   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999. The financial statements for the five-month period ended September 30, 1998 represent the operations of the Company from commencement of its operations on May 1, 1998. The Condensed Consolidated Balance Sheet as of December 31, 1998 has been derived from the Company's audited consolidated financial statements for the period ended December 31, 1998. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999. Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

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

                                  VENTAS, INC.

   In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values of approximately $7.7 million at September 30, 1999, as well as the $21.6 gain incurred but not yet reflected in net income on the terminated derivative position (see "Note 4 --Bank Credit Facility and Other Debt"), the Company estimates that upon adoption it would report an adjustment of $29.3 million in other comprehensive income. The Company was not required to report the $7.7 million unrealized gain for the nine months ended September 30, 1999.

Note 3. Concentration of Credit Risk, Going Concern and Recent Developments

 Concentration of Credit Risk and Going Concern

   The Company leases substantially all of its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to satisfy its rent obligations under the five lease agreements with the Company (the "Leases") and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in governmental medical reimbursement rates, by its current level of indebtedness and by certain other factors. On September 13, 1999, Vencor filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Wilmington, Delaware and at the same time, reported it had obtained, subject to certain conditions, up to $100 million of working capital financing for its ongoing operations during the bankruptcy proceedings. In connection with Vencor's Chapter 11 bankruptcy filing, the Company, Vencor and Vencor's creditors reached a non-binding agreement in principle regarding a restructuring of Vencor's financial obligations. See "Recent Developments Regarding Vencor." There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a restructuring plan, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any restructuring plan will not have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company. As a result of Vencor's financial condition, the Company's auditors included an explanatory paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1998 that expressed substantial doubt as to the Company's ability to continue as a going concern. The existence of the explanatory paragraph may have a material adverse effect on the Company's relationships with its creditors and could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. See "Recent Developments Regarding Liquidity."

 Recent Developments Regarding Vencor

   On September 13, 1999, Vencor filed for protection under Chapter 11 of the Bankruptcy Code. The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's filing to restructure Vencor's debt and lease obligations. These negotiations have resulted in detailed terms for a proposed Vencor restructuring. The basic terms of this contemplated restructuring, which Vencor outlined in connection with its bankruptcy filing, have been agreed to in principle by most of Vencor's major creditors and the Company, but no legally binding agreements have been reached. Vencor did not file a Plan of Reorganization with its bankruptcy petition.

                                  VENTAS, INC.

   In the contemplated restructuring, the Company would make approximately $45 million in annual rent concessions, effective as of May 1, 1999, resulting in annual base rent of approximately $181 million for the 1999-2000 lease year. The Company would also receive (a) in addition to the current 2% annual cash escalator contained in its Leases with Vencor, a 1 1/2% annual non-cash rent escalator that would accrue at 6% per annum until the occurrence of certain specified events, at which time the accrual with interest shall be due and payable and thereafter the 1 1/2% rent escalator shall convert to a cash escalator totaling 3 1/2% per year; (b) an additional 1% annual cash rent bonus escalator payable if Vencor's net patient revenue growth at the Company's facilities exceeds a cumulative annual growth rate of 5%; (c) a one time right to reset the rents for the facilities, exercisable on a Lease by Lease basis from May 2002 through May 2005, to a then fair market rental rate, for a total fee of $5 million payable on a pro-rata basis at the time of exercise under any Lease; (d) 15% of the common stock and warrants in reorganized Vencor (the Company, in order to qualify as a REIT, may not hold 10% or more of the total combined voting power or the total number of shares in Vencor. Management of the Company is evaluating alternatives for dealing with any Vencor equity ultimately received in excess of the 10% limitation); and (e) a reaffirmation and continuation of Vencor's indemnity obligations under the agreements governing the 1998 Spin Off.

   Other contemplated restructuring terms for Vencor are (a) representatives for holders of Vencor Senior Bank Debt have reached non-binding agreements in principle to reduce the principal amount of their debt from approximately $520 million to approximately $320 million in exchange for 56% of the common stock in the restructured Vencor and (b) the holders of Vencor's Senior Subordinated Notes have reached non-binding agreements in principle to convert their claims into approximately 29% of the common stock in restructured Vencor, and would receive warrants in the restructured company. The Company believes that the best outcome for the Company, Vencor and their respective banks and other creditors is a global restructuring of Vencor's financial obligations in connection with Vencor's Chapter 11 bankruptcy filing.

   The Company anticipates that the ultimate settlement with Vencor, as outlined in the contemplated restructuring discussed above, if it occurs, will include a reduction in the August and September rent revenue of approximately $3.75 million per month, representing the difference between the rent due under the Leases and the rent due under the contemplated restructuring agreement. Accordingly, the Company has established a reserve in the third quarter of $7.5 million against the amount due from Vencor in the accompanying Condensed Consolidated Balance Sheets. In addition, if the contemplated Vencor restructuring occurs, the Company expects to record a similar reduction to credit Vencor for May, June and July 1999 rent revenue previously paid of approximately $3.75 million per month, or $11.25 million, and approximately $450,000 related to rent paid prior to May, 1999. These amounts would be credited against any rent owed to Ventas, as adjusted by the terms of the contemplated restructuring.

   Vencor and the Company are also engaged in advanced settlement discussions with the Department of Justice acting on behalf of the Health Care Financing Administration and the Department of Health and Human Services' Office of the Inspector General, relating to certain billing disputes, quality of care and other civil claims against Vencor and the Company. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements.

   There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a restructuring plan, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any restructuring plan will not have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company. Nor can there be any assurance that Vencor and the Company will be able to reach a settlement with the Department of Justice, or that any such settlement will be on terms acceptable to Vencor, Vencor's creditors and the Company. The Company, Vencor and its creditors are not legally bound by the terms of the contemplated restructuring of Vencor, and the non-binding agreements in principle are mutually interdependent, are subject to agreement on a satisfactory plan of reorganization and

                                  VENTAS, INC.

confirmation thereof and are further subject to other conditions (including, but not limited to, negotiation and execution of definitive documentation). In addition, the Company's ability to agree to certain portions of the contemplated restructuring plan for Vencor will be subject to the approval of the lenders under the Company's credit facility dated April 29, 1998 (the "Credit Agreement"); there can be no assurances that such approval will be obtained. However, the Waiver and Extension Agreement (as defined below) contemplates such approval. See "Recent Developments Regarding Liquidity."

   During the Company's discussions with Vencor, Vencor asserted various potential claims against the Company arising out of the 1998 Spin Off. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The Company intends to defend these claims vigorously if they are asserted in a legal or mediation proceeding.

   In connection with the discussions between the Company and Vencor, both before and after Vencor's bankruptcy filing, regarding Vencor's contemplated restructuring, the Company and Vencor have entered into certain agreements, including a "Second Standstill Agreement," a "Rent Stipulation," and a "Tolling Agreement," as defined below.

The Standstill Agreement

   On April 12, 1999, the Company entered into a Second Standstill Agreement with Vencor, which was subsequently amended on May 5, May 8, June 6, July 6, August 5, and September 3, 1999 (as amended, the "Second Standstill Agreement"). The Second Standstill Agreement terminated upon the filing of the Vencor bankruptcy case. Under the Second Standstill Agreement, the Company agreed not to exercise its remedies under the Leases based on any default arising from or relating to disclosures made by Vencor to the Company, and to accept the payment of April, May, June and July 1999 rent pursuant to a specified schedule. These payments represent the full amount of rent that was due for each month's rent under the Leases. Vencor made all rent payments required by the Second Standstill Agreement with respect to the April, May, June, and July lease payments. August 1999 rent in the amount of approximately $18.9 million remains unpaid and constitutes a Ventas claim in Vencor's Chapter 11 case.

   Also, under the Second Standstill Agreement, each of the Company and Vencor agreed not to pursue any claims against the other or any third party relating to the agreements entered into in connection with the 1998 Spin Off, or any of the Leases, or with respect to certain specified disputes, during a defined period that terminated on September 9, 1999.

The Rent Stipulation

   In connection with the bankruptcy filing by Vencor, the Company and Vencor have entered into a stipulation (the "Stipulation") for the payment by Vencor to the Company of approximately $15.1 million per month starting in September, to be applied against the total amount of minimum monthly base rent that is due and payable under the Leases. The Stipulation was approved by the Bankruptcy Court.

   The payments under the Stipulation are required to be made by the fifth day of each month, or the first business day thereafter. Starting in September, the difference between the amount of minimum monthly base rent due under the Company's Leases with Vencor and the monthly payment of approximately $15.1 million accrues as a junior, super priority administrative expense in Vencor's bankruptcy, subject to challenge in the bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Stipulation is not subject to offset, recoupment or challenge. The August minimum monthly base rent in the amount of approximately $18.9 million remains unpaid and constitutes a Ventas claim in Vencor's Chapter 11 case.

                                  VENTAS, INC.

   The Stipulation by its terms initially would have expired on October 31, 1999, but automatically renews for one-month periods unless either party provides a fourteen-day notice of termination. To date, no such notice of termination has been given. The Stipulation may also be terminated prior to its expiration upon a payment default by Vencor, the consummation of a plan of reorganization for Vencor, or the occurrence of certain events under Vencor's debtor-in-possession financing. There can be no assurance as to how long the Stipulation will remain in effect or that Vencor will perform under the terms of the Stipulation.

   The Stipulation also renews an agreement by Ventas that any statutes of limitations or other time constraints in a bankruptcy proceeding that might be asserted by Vencor against Ventas would be extended or tolled from April 12, 1999 until the termination of the Stipulation. See "The Tolling Agreement" below.

   The Company believes that the execution of the Stipulation was in the best interest of the Company, its creditors and its stockholders. However, the execution of the Stipulation could have been deemed to be a breach of certain covenants contained in the Credit Agreement. However, the lenders under the Credit Agreement have agreed to waive any such potential violation, if any, for a limited period of time. See "Recent Developments Regarding Liquidity."

The Tolling Agreement

   The Company and Vencor have also entered into an agreement (the "Tolling Agreement") pursuant to which they have agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "Bankruptcy Avoidance Provisions" that might be asserted by one party against the other are extended or tolled for a specified period. That period currently terminates on the termination date of the Stipulation.

 Recent Developments Regarding Liquidity

   On October 29, 1999, the Company reached agreement (the "Waiver and Extension Agreement") with over 95% of its lenders on terms to restructure all of the Company's long-term debt, including the $275 million Bridge Loan which was due October 30, 1999. Under the terms of the Waiver and Extension Agreement, the Company has received a four month extension of the $275 million Bridge Loan and a waiver of certain covenants and events of default under the Credit Agreement. The Waiver and Extension Agreement will expire on February 28, 2000, and will terminate before such date if (i) an event of default under the Credit Agreement occurs and is continuing and not waived, (ii) Vencor's case under Chapter 11 of the Bankruptcy Code becomes a liquidating Chapter 11 or is converted to a case under Chapter 7 of the Bankruptcy Code or (iii) the Company fails to comply with any of the covenants contained in the Waiver and Extension Agreement. Two holders of the Bridge Loan have not executed the Waiver and Extension Agreement (representing approximately $20 million or 7% of the Bridge Loan principal amount) and may assert a right to seek repayment of their portion of the Bridge Loan currently. See "Note 5--Litigation."

   The Company and the lenders who are party to the Waiver and Extension Agreement (the "Consenting Lenders") have also agreed as soon as practicable, but in any event by January 31, 2000, to enter into a new agreement (the "New Credit Facility") relating to the Company's indebtedness on the terms and conditions set forth in the term sheet included as an exhibit to the Waiver and Extension Agreement. The Company has also agreed during the waiver period not to pay any dividends or make any distributions with respect to its equity, not to amend the Rent Stipulation, not to make principal payments to the bridge lenders who are not Consenting Lenders except to the extent principal payments are made to the bridge lenders who are Consenting Lenders, and to provide notice of certain events.

                                  VENTAS, INC.

   The Consenting Lenders and the Company have agreed upon the following basic terms for the New Credit Facility, which will replace and supplement the approximately $974 million outstanding under the Credit Agreement: (i) a new $25 million revolving line of credit, (ii) $200 million of Tranche A indebtedness that will be priced at the London Interbank Offered Rate ("LIBOR") plus 275 basis points with a maturity date of December 31, 2002, of which (a) $50 million of principal will be repaid when the New Credit Facility closes,
(b) $50 million will be repaid within 30 days after Vencor's plan of reorganization becomes effective and (c) thereafter all excess cash flow from the Company will be applied to Tranche A until $200 million in total has been paid down on the New Credit Facility, (iii) $300 million of Tranche B indebtedness bearing interest at LIBOR plus 375 basis points, reducing to 325 basis points when $150 million of Tranche B has been repaid; and maturing on December 31, 2005, with a one-time paydown of excess cash held by the Company within 30 days after the Vencor bankruptcy plan become effective and with scheduled paydowns of $50 million in 2003 and $50 million in 2004 with the balance due in 2005 and (iv) approximately $474 million of Tranche C indebtedness priced at LIBOR plus 425 basis points, with a maturity of December 31, 2007, and with no scheduled paydowns. The New Credit Facility will be pre-payable without premium or penalty.

   The New Credit Facility will be secured with liens on the Company's real property and any related personal property assets. Also, the Company will pay a one percent restructuring fee of approximately $10 million, a portion of which (approximately $2.5 million) was paid on October 29 in connection with the execution of the Waiver and Extension Agreement. The remainder of the fee is payable upon closing of the New Credit Facility.

   Consummation of the New Credit Facility is also subject to customary terms and conditions, including completing documentation of the transaction by January 31, 2000. While there can be no assurances the restructuring will be completed, management is committed to the successful implementation of this transaction. It will be an event of default under the New Credit Agreement if Vencor does not emerge from bankruptcy by December 31, 2000.

   The New Credit Facility will provide that the Company can pay only minimum REIT dividends (currently equal to 95 percent of its taxable income) until $200 million in principal amount of the New Credit Facility is paid down. Following that date, the Company will have the flexibility to pay dividends at a more normalized level. The Company expects to make the required dividend payments for 1999 in 2000, some time after the closing of the New Credit Facility. The 1999 dividend may be satisfied by a combination of cash and a distribution of Vencor equity, which the Company expects to receive as part of the contemplated Vencor reorganization, if it occurs. To the extent any portion of the 1999 dividend is not paid by January 31, 2000, the Company would be required to pay a 4 percent non-deductible excise tax on the portion of the distribution not paid by January 31, 2000. If the Company were to fail to qualify as a REIT, the Company would be subject to separate federal income taxation at the rate of approximately 35% of its taxable income.

 Other Recent Developments

   On August 3, 1999, Health Enterprises of Michigan, Inc. ("HEM"), the Company's tenant at three of its facilities in Michigan, filed a petition for relief under the Bankruptcy Code. The three leases to HEM provided for annual rental for the three Michigan facilities of approximately $1.05 million. The Company's leases with HEM were rejected by HEM in the bankruptcy proceeding. The Company has entered into leases for two of the three facilities with substitute tenants. The Company has reached an agreement in principle with a substitute tenant for the third facility and the Company expects to enter into a written lease agreement with such tenant. The subsitute tenant is currently in possession of and is operating such third party facility. The initial aggregate annual rental for the facilities under the leases with the new tenants is expected to be approximately $486,000. The Company intends to assert a claim against HEM in the bankruptcy proceeding for the fees, costs, expenses

                                  VENTAS, INC.

and damages resulting from HEM's rejection of the leases for the three facilities. The amount of any such recovery against HEM will be limited by applicable bankruptcy law. In addition, there can be no assurance the Company would prevail in a claim against HEM or that HEM would have sufficient assets to satisfy such claim. Mr. Peter C. Kern guaranteed HEM's performance under the leases for two of the three facilities. The Company also intends to assert claims against Mr. Kern for HEM's failure to perform under the terms of the leases for the two applicable facilities. There can be no assurance the Company would prevail in a claim against Mr. Kern or whether Mr. Kern would have sufficient assets to satisfy any such claim. The Company has determined that these developments will not have any effect on the carrying value of the three facilities in the accompanying Condensed Consolidated Financial Statements.

   In addition, HEM or its parent company, Texas Health Enterprises, Inc., also operates five facilities under sub-leases of primary leases (the "HEM Primary Leases"). The sub-leases and the HEM Primary Leases have been assigned by the Company to Vencor; however, the Company may be liable to the landlord under the HEM Primary Leases. The sub-tenant filed a motion to reject the sub-lease agreements, which motion was granted. The annual lease payments on these five facilities approximate $1.2 million and the estimated total remaining lease payments are approximately $3.3 million. In conjunction with the 1998 Spin Off, Vencor indemnified the Company and agreed to hold the Company harmless from and against all claims against the Company arising from any of these obligations. However, there can be no assurance that Vencor will continue to pay, indemnify and defend the claims or have sufficient assets, income and access to financing to enable it to satisfy such claims.

   On October 19, 1999, the Company received a demand for payment from Health Care Property Investors, Inc. ("HCPI") for obligations alleged to be due under lease agreements which were assigned to and assumed by Vencor in connection with the 1998 Spin Off. The aggregate amount claimed by HCPI to be due and owing is approximately $2.4 million. In accordance with the terms of the 1998 Spin Off documents and the Stipulation, the Company has issued written demand to Vencor for payment, indemnification and defense of the claims made by HCPI. There can be no assurances that Vencor will pay, indemnify and defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such claims.

   Lenox Healthcare, Inc. and its subsidiaries (collectively, "Lenox") filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. Lenox operates eight (8) facilities under subleases of primary leases (the "Lenox Primary Leases"). In connection with the 1998 Spin Off, the Company assigned the subleases and Lenox Primary Leases to Vencor; however, the Company may be liable to the landlord under the Lenox Primary Leases. The annual lease payments on these eight facilities approximate $2.8 million and the estimated total remaining lease payments are approximately $25 million (assuming the tenant thereunder exercises all available renewal rights). Lenox has filed a motion to reject three of the subleases. The annual lease payments on these three facilities is approximately $1.6 million and the estimated total remaining lease payments are approximately $2.8 million (assuming the tenant thereunder exercises all available renewal rights). The motion to reject the three subleases is scheduled for hearing on December 6, 1999. In conjunction with the 1998 Spin Off, Vencor indemnified the Company and agreed to hold the Company harmless from and against all claims against the Company arising from any of these obligations. However, there can be no assurance that Vencor will pay, indemnify or defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations.

   Based upon actions taken by Vencor in the past under its indemnity obligations related to these matters and similar matters, the agreement by Vencor under the Stipulation to continue to perform its indemnity obligations under the 1998 Spin Off, and the expected reaffirmation and continuation of Vencor's indemnity obligations in the contemplated restructuring between the Company, Vencor and Vencor's creditors, there have been no adjustments recorded in the accompanying Condensed Consolidated Financial Statements relating to the uncertainties regarding the HEM Primary Leases, the Lenox Primary Leases or the HCPI demand.

                                  VENTAS, INC.

   Sun Healthcare Group, Inc. ("Sun") filed a petition for relief under the Bankruptcy Code in October 1999. Sun leases a single nursing facility in Toledo, Ohio from the Company. The annual rent under the Company's lease with Sun is $247,000. Sun currently is not in default in the payment of rent under the Company's lease, nor has it sought to reject such lease. In its bankruptcy proceeding, Sun may seek either to reject or assume the Company's lease. If Sun rejects the Company's lease, then the Company will have to locate a substitute tenant for the facility. There can be no assurances that the Company would be able to locate a satisfactory substitute tenant for the facility on terms that are acceptable to the Company. Should the Company fail to locate a substitute tenant on terms acceptable to the Company, then the Company would have to assume operations at the facility, sell the facility or close the facility. The Company has determined that Sun's rejection of the lease, if it occurs, will not have any effect on the carrying value of this facility in the accompanying Condensed Consolidated Financial Statements.

   IHS Acquisition No. 151, Inc. and Integrated Health Services of Naples, Inc. (collectively, "IHS"), affiliates of Integrated Health Services, Inc., each lease a nursing facility from the Company. The aggregate annual rental under the two leases is approximately $784,000. IHS failed to make the monthly rental payment for October and November, 1999 for the two facilities. Notices of the default have been issued to IHS. IHS recently has informed the Company that IHS desires to restructure the rental terms under the two leases. The Company has indicated a willingness to negotiate with IHS to restructure the rental terms under the two leases and is also evaluating alternate operators for the two affected facilities. There can be no assurance that IHS will pay the October and November, 1999 rent or any future rental payments due under the leases. The Company is currently evaluating what effect IHS's actions will have on the carrying value of these facilities, if any. No adjustments have been recorded in the accompanying Condensed Consolidated Financial Statements as a result of these developments.

   On September 15, 1999, the Company completed and filed its calendar year 1998 U. S. Corporation Income Tax Return. On its return the Company has reflected capital loss carryforwards of approximately $201 million. The carryforwards expire in 2003.

   On November 10, 1999, one of the Company's nursing facilities was damaged by a casualty of unconfirmed origin or cause. The nursing facility is located in Flint, Michigan and is leased and operated by Continuum of Flint, Inc. It has been reported that 3 patients at the facility and 2 employees of Continuum of Flint, Inc. died as a result of the casualty. Under the terms of the lease agreement, Continuum of Flint, Inc. is required to maintain property and casualty, steam boiler/pressure vessels, and general liability insurance with respect to the facility. The Company also maintains general liability insurance. The Company notified its general liability insurance carriers of the occurrence of this casualty. At this time the Company does not have sufficient information to determine what effect, if any, this casualty could have on the Company's business, financial condition, results of operations and liquidity.

Note 4. Bank Credit Facility and Other Debt

   On April 30, 1998, in connection with the 1998 Spin Off, the Company, through Ventas Realty, consummated a $1.2 billion bank Credit Agreement and retained approximately $6.0 million of prior debt obligations. Borrowings under the Credit Agreement bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either the "Base Rate", which is the higher of the prime rate or the federal funds rate, plus 50 basis points, or the London Interbank Offered Rate ("LIBOR"). As of September 30, 1999, all borrowings were designated as LIBOR borrowings. The applicable margin on borrowings varies based on the type of borrowing and the Company's ratio of indebtedness to the tangible fair market value of its assets. Borrowings under the Credit Agreement are comprised of: (1) a $250 million

                                  VENTAS, INC.

revolving credit facility that expires on April 30, 2001 (the "Revolving Credit Facility"), which bears interest at either LIBOR plus 2.00% to 2.50% or the Base Rate plus 1.00% to 1.50%; (2) a $200 million term loan due April 30, 2001 (the "Term A Loan"), which bears interest at either LIBOR plus 2.25% to 2.50% or the Base Rate plus 1.25% to 1.50%; (3) a $350 million term loan due April 30, 2003 (the "Term B Loan"), which bears interest at either LIBOR plus 2.75% to 3.00% or the Base Rate plus 1.75% to 2.00%; and (4) a $275 million term loan originally due October 30, 1999 (the "Bridge Loan"), which has been extended to February 28, 2000, as described below, and which bears interest at either LIBOR plus 2.75% to 3.00% or the Base Rate plus 1.75% to 2.00%. However, two holders of the Bridge Loan have not executed the Waiver and Extension Agreement (representing approximately $20 million or 7% of the Bridge Loan principal amount) and may assert a right to seek repayment of their portion of the Bridge Loan currently. See "Note 5--Litigation." The Credit Agreement is secured by a pledge of the Company's general partnership interest in Ventas Realty and contains various covenants and restrictions.

   The following is a summary of long-term borrowings at September 30, 1999 (in thousands):

   Revolving line of credit, bearing interest at a base rate of
    LIBOR plus 2.25% (7.64% at September 30, 1999), due April 30,
    2001...........................................................  $ 195,000
   Revolving line of credit, bearing interest at a base rate of
    LIBOR plus 2.25% (7.63% at September 30, 1999), due April 30,
    2001...........................................................      7,743
   Bridge Facility Loan, bearing interest at a base rate of LIBOR plus 2.75% (8.14% at September 30, 1999), originally due
    October 30, 1999...............................................    275,000
   Term A Loan, bearing interest at a base rate of LIBOR plus 2.25%
    (7.64% at September 30, 1999), due April 30, 2001..............    181,818
   Term B Loan, bearing interest at a base rate of LIBOR plus 2.75%
    (8.14% at September 30, 1999), due in quarterly installments of
    $875 with the balance due April 30, 2003.......................    315,557
   Other...........................................................         10
                                                                     ---------
                                                                     $ 975,128
                                                                     =========

   In connection with the 1998 Spin Off and the consummation of the Credit Agreement, the Company entered into an interest rate swap agreement ($900 million outstanding at September 30, 1999) to reduce the impact of changes in interest rates on the Company's floating rate debt. The original agreement expired in varying amounts through December 2007; however, as discussed below, the agreement was amended to expire in varying amounts through September 2003. The agreement provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The fair value of the swap agreement is not recognized in the Condensed Consolidated Financial Statements (See "Note 2-- Basis of Presentation" to the Condensed Consolidated Financial Statements). The terms of the interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the market value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Credit Agreement. As of September 30, 1999, no collateral was required to be posted under the interest rate swap agreement.

   On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to September 30, 2003, in exchange for a payment in the third quarter of 1999 from the counterparty to the Company of $21.6 million. Based on the Company's current debt terms, the Company will amortize the $21.6 million payment for financial accounting purposes in future periods beginning July 2003 and ending December 2007.

                                  VENTAS, INC.

   In 1998, in connection with the 1998 Spin Off, the Company refinanced substantially all of its long-term debt. As a result, the Company incurred an after tax extraordinary loss on extinguishment of debt of $8.1 million for the five months ended September 30, 1998.

   On October 29, 1999, the Company entered into a Waiver and Extension Agreement with over 95 percent of its lenders. The Waiver and Extension Agreement provides for a four-month extension of the $275 million Bridge Loan, and the waiver of certain covenants and events of default. During the four-month waiver period, the Company is subject to certain additional covenants, including a prohibition on paying dividends or making distributions to its stockholders. In addition, during the waiver period it is intended that a New Credit Facility will be documented on terms set forth in an exhibit to the Waiver and Extension Agreement. However, two holders of the Bridge Loan have not executed the Waiver and Extension Agreement (representing approximately $20 million or 7% of the Bridge Loan principal amount) and may assert a right to seek repayment of their portion of the Bridge Loan currently. See "Note 3 -- Concentration of Credit Risk, Going Concern and Recent Developments" and "Note 5--Litigation."

Note 5. Litigation

   The following litigation and other matters arose from the Company's operations prior to the 1998 Spin Off or relate to assets transferred to Vencor in connection with the 1998 Spin Off. In connection with the 1998 Spin Off, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Vencor also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arose out of the ownership and operation of the healthcare operations or any of the assets transferred to Vencor in connection with the 1998 Spin Off. Vencor is presently defending the Company in the following matters. Under the Stipulation, Vencor agreed to abide by the Indemnification and to continue to defend the Company in these and other matters as required in connection with the 1998 Spin Off. However, there can be no assurance that Vencor will continue to defend the Company in such matters or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, the following descriptions of A. Carl Helwig v. Vencor, Inc. et al., Thomas G. White v. W. Bruce Lunsford, et al., and Gary Hibbeln et al. v. Vencor, Incorporated et al., are based primarily on information included in Vencor's public filings and information provided to the Company by Vencor. There can be no assurance that Vencor has provided the Company with complete and accurate information in all instances.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky. The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew

                                  VENTAS, INC.

lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The court converted the Company's motion to dismiss into a motion for summary judgement and granted summary judgement as to all defendants in the case. The plaintiff has appealed the ruling to the United States Court of Appeals for the Sixth Circuit. Vencor, on behalf of the Company, is defending this action vigorously.

   A stockholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of Vencor and the Company against certain current and former executive officers and directors of Vencor and the Company. The complaint alleges that the defendants damaged Vencor and the Company by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of Vencor and the Company. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl
Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The parties have entered into a series of stipulations to stay all proceedings in the action. The current stipulation expires on December 13, 1999. The Company believes that the allegations in the complaint are without merit. Vencor has informed the Company that it also believes the allegations in the complaint are without merit, and that it intends to vigorously defend this action for and on behalf of the Company.

   As set forth in the Company's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three months ended March 31, 1999 and six months ended June 30, 1999, Vencor and the Company have been informed by the Department of Justice that they are the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by the Company and presently operated by Vencor. These investigations include the Company's former healthcare operations prior to the date of the 1998 Spin Off, and include matters arising out of the qui tam actions described below, as well as additional qui tam actions that have not yet been unsealed by the applicable court. The Department of Justice has informed the Company that if liability exists in connection with such investigations, the Company and Vencor will be jointly and severally liable for the period prior to the date of the 1998 Spin Off.

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

   On November 24, 1997, a civil qui tam lawsuit was filed against the Company in the United States District Court for the Middle District of Florida. This lawsuit was brought under the Federal Civil False Claims Act and is styled United States of America, Ex Rel., Virginia Lee Lanford and Gwendolyne Cavanaugh v. Vencor, Inc., et al. The United States of America intervened in the lawsuit on May 17, 1999. On July 23, 1999, the United States filed its Amended Complaint in the lawsuit. The lawsuit alleges that the Company and

                                  VENTAS, INC.

Vencor submitted false claims and false statements to the Medicare program, including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in Vencor's nursing homes and for third party nursing home operators that the United States of America claims are not reimbursable costs. The lawsuit involves the Company's former healthcare operations. The complaint does not specify the amount of damages claimed by the plaintiffs. If it is ultimately determined that liability exists in connection with this lawsuit, the Company will be jointly and severally liable with Vencor for the period prior to the date of the 1998 Spin Off, subject to the Company's rights under the Indemnification and Vencor's ability and willingness to perform thereunder. The Company disputes the allegations contained in the complaint and the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

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

   A class action lawsuit styled Gary Hibbeln et al. v. Vencor, Incorporated, et al., was filed in Jefferson Circuit Court in Kentucky on April 28, 1999. The complaint alleges direct or indirect assertion of untrue statement or statements of material facts, and/or omission of material facts in connection with the sale of securities by the defendant to plaintiffs. This action was dismissed with prejudice on July 26, 1999.

   A lawsuit styled Excelsior Care Centers, Inc. v. Ventas, Inc. and Lenox Healthcare, Inc. was filed in Page County Circuit Court in Virginia on October 8, 1999. The complaint alleges that the Company and Lenox Healthcare, Inc. ("Lenox") permitted a nursing facility to fall into a state of disrepair, thereby willfully breaching the terms of a lease agreement with Excelsior Care Centers. The complaint further alleges that the Company breached the terms of a guaranty of the lease agreement and makes a statutory claim for waste against the Company and Lenox. Until November 1, 1999, the facility was operated by Lenox or one of its affiliates under a management agreement with the Company. The Company assigned the subject management agreement and lease agreement with Excelsior Care Centers to Vencor in connection with the 1998 Spin Off. Vencor has also agreed to indemnify and hold the Company harmless from and against any and all claims imposed upon or asserted against the Company in connection with this lease agreement. The Company disputes the allegations contained in the complaint and the Company or Vencor, on behalf of the Company, intends to defend this action vigorously. Vencor has advised the Company that, effective November 1, 1999, Vencor began operating the facility.

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

                                  VENTAS, INC.

Waiver and Extension Agreement Claims

   The Company has received a letter from entities purporting to be holders of a portion of the Company's debt outstanding under the Credit Agreement and demanding payment of approximately $23 million, which includes approximately $12 million outstanding under the Bridge Loan. The Company believes that it has substantial, good faith defenses to such claims, and to date no litigation has been commenced by such purported holders. If litigation is commenced by such purported holders, the Company intends to defend its positions vigorously. There can be no assurance as to the effect that any litigation would have on the proposed New Credit Facility, or on the Company's business, financial condition, results of operations and liquidity.

Unasserted Claim--Potential Liabilities Due to Fraudulent Transfer
Considerations

   Transfers made and obligations incurred in the 1998 Spin Off and the simultaneous distribution of the Vencor common stock to the Company's stockholders (the "Distribution") are subject to review under state fraudulent conveyance laws, and in the event of a bankruptcy proceeding, federal fraudulent conveyance laws. Under these laws a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy) could avoid the transfer if it determined that, as of the time of the 1998 Spin Off, the party making the transfer or incurring the obligation did not receive fair consideration or reasonably equivalent value and, at the time of the 1998 Spin Off, the party making the transfer or incurring the obligation (a) was insolvent or was rendered insolvent, (b) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (c) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature. Although Vencor has not formally asserted a claim, Vencor's legal counsel has raised questions relating to potential fraudulent conveyance or obligation issues relating to the 1998 Spin Off. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim is ultimately asserted by Vencor, creditors, or others, the ultimate outcome of such a claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If the Vencor Plan of reorganization is confirmed as presently contemplated, the claims relating to the Vencor transfers and/or obligations will be released. However, there can be no assurance that Vencor will be successful in achieving a plan of reorganization. See "Note 3--Concentration of Credit Risk, Going Concern and Recent Developments."

   The Company and Vencor have entered into certain tolling agreements related to claims which may arise in a bankruptcy proceeding, as discussed in Note 3 to the Condensed Consolidated Financial Statements. During the Company's discussions with Vencor, discussed in Note 3 to the Condensed Consolidated Financial Statements, Vencor has asserted various potential claims against the Company arising out of the 1998 Spin Off. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding.

   The Condensed Consolidated Financial Statements at September 30, 1999 do not contain any adjustments that might result from the ultimate resolution of any of the uncertainties identified in this Note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Disclosures and Vencor
Disclosures

   This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' (including subsidiaries that are limited liability companies and limited partnerships) expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, ability to qualify as a real estate investment trust, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

   Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the treatment of the Company's claims in Vencor's Chapter 11 proceedings and the ability of Vencor to successfully reorganize under its Chapter 11 proceedings, (b) the ability of Vencor and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the Leases and other agreements with the Company, and their existing credit agreements,
(c) the Company's success in implementing its business strategy, (d) the nature and extent of future competition, (e) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (f) increases in the cost of borrowing for the Company, (g) the ability of the Company's operators to deliver high quality care and to attract patients, (h) the results of the ongoing investigation of the Company by the U.S. Department of Justice and other litigation affecting the Company; (i) the Company's ability to acquire additional properties, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to complete the long-term debt restructuring described in "Note 3 --Concentration of Credit Risk, Going Concern and Recent Developments" to the accompanying Condensed Consolidated Financial Statements and to otherwise pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the ability of the Company and Vencor and other third parties to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue, and (m) the ability of the Company to qualify as a REIT. Many of such factors are beyond the control of the Company and its management.

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

Background Information

   The Company has announced its intention to operate and be treated as a self-administered, self-managed real estate investment trust ("REIT") for federal income tax purposes beginning January 1, 1999. The Company is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term care hospitals), 218 nursing centers and eight personal care facilities as of September 30, 1999. The Company's portfolio of properties is located in 36 states and is leased and operated primarily by Vencor or its subsidiaries. The Company conducts all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership.

   On May 1, 1998, the Company effected the 1998 Spin Off pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently renamed Vencor, Inc., was formed to operate the hospital, nursing center and ancillary services businesses. Pursuant to the terms of the 1998 Spin Off, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to the 1998 Spin Off, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-Q and other filings, the Commission treats the Company as having commenced operations on May 1, 1998. Accordingly, the comparable financial results for the nine-month period ended September 30, 1999 are not comparable to the five-month period ended September 30, 1998 included in the Condensed Consolidated Statements of Income or the Condensed Consolidated Statements of Cash Flows.

Recent Developments Regarding Vencor

   On September 13, 1999, Vencor filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing by Vencor, the Company and Vencor have entered into a Stipulation which provides for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Leases. The Stipulation also amended the Tolling Agreement to provide that the period in which the statute of limitations or other time constraints in a bankruptcy proceeding that one party might assert against the other will terminate on the termination date of the Stipulation. See "Note 3--Concentration of Credit Risk, Going Concern and Recent Developments" to the Condensed Consolidated Financial Statements.

   The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. These negotiations have resulted in detailed terms for a proposed Vencor restructuring. The basic terms of this contemplated restructuring have been agreed to in principle by most of Vencor's major creditors and the Company, but no legally binding agreements have been reached. See "Note 3--Concentration of Credit Risk, Going Concern and Recent Developments" to the Condensed Consolidated Financial Statements.

   There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a restructuring plan, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any restructuring plan will not have a material adverse affect on the business, financial condition, results of operations and liquidity of the Company.

   As a result of the developments related to Vencor and other healthcare industry factors, the Company has suspended the implementation of its original business strategy. Instead, management is reviewing the possible financial impact on the Company of the recent announcements by Vencor and its own debt restructuring. In particular, the Company is reviewing Vencor's financial condition and contemplated restructuring in connection with Vencor's bankruptcy filing. The Company continues to work with Merrill Lynch, its financial advisor, in this review.

   See "Cautionary Statements Regarding Forward-Looking Disclosures and Vencor Disclosures."

Recent Developments Regarding Liquidity

   On October 29, 1999 the Company entered into a Waiver and Extension Agreement with over 95 percent of its lenders. The Waiver and Extension Agreement provides for a four-month extension of the $275 million Bridge Loan, and the waiver of certain covenants and events of default. During the four-month waiver period, the Company is subject to certain additional covenants, including a prohibition on paying dividends or making distributions to its stockholders. In addition, during the waiver period it is intended that a New Credit Facility will be documented on terms set forth in an exhibit to the Waiver and Extension Agreement. However, two holders of the Bridge Loan have not executed the Waiver and Extension Agreement (representing approximately $20 million or 7% of the Bridge Loan principal amount) and may assert a right to seek repayment of their portion of the Bridge Loan currently. See "Note 3--Concentration of Credit Risk, Going Concern and Recent Developments," "Note 4 --Bank Credit Facility and Other Debt" and "Note 5--Litigation" to the Condensed Consolidated Financial Statements.

Results of Operations

   The Company intends to qualify as a REIT for federal income tax purposes for the tax year beginning January 1, 1999. Accordingly, no provision for income taxes has been made for the three-month and nine-month periods ended September 30, 1999 in the accompanying Condensed Consolidated Financial Statements.

 Three months ended September 30, 1999 and three months ended September 30,
 1998

   Rental income for the three months ended September 30, 1999 was $57.5 million, of which $56.6 million resulted from leases with Vencor, as compared to rental income for the three months ended September 30, 1998 of $56.2 million, of which $55.4 million resulted from leases with Vencor. Interest and other income totaled approximately $1.5 million for the three months ended September 30, 1999 as compared to approximately $.0 million for the three months ended September 30, 1998. The increase in interest and other income was primarily the result of earnings from investment of cash reserves during the quarter ended September 30, 1999. The Company realized a gain of approximately $254,000 on the sale of a tract of land pursuant to a pre-existing option during the quarter ended September 30, 1999.

   Operating expenses totaled $46.3 million for the quarter ended September 30, 1999, and included $10.9 million of depreciation expense on real estate assets and $19.7 million of interest on the bank credit facility and other debt. For the quarter ended September 30, 1998, operating expenses totaled $35.3 million and included $10.7 million of depreciation expense on real estate assets and $21.0 million of interest on bank credit facilities and other debt. The $11.0 million increase in operating expenses was due primarily to a charge to earnings of $7.5 million representing a reserve for unpaid rent from Vencor recorded on the books of the Company. This $7.5 million charge to earnings represents an amount that approximates the difference for August and September 1999 between the rent due to the Company under current terms of the Leases with Vencor and the amount that would be due under leases based on the contemplated restructuring of Vencor as discussed above in "Recent Developments Regarding Vencor."

   General and administrative expenses totaled $5.2 million for the quarter ended September 30, 1999, as compared to $1.8 million for the quarter ended September 30, 1998. The $3.4 million increase in general and administrative expenses is due primarily to $3.2 million in unusual professional fees (legal and financial advisory fees) incurred as a result of ongoing negotiations with Vencor and in connection with the restructuring of the Company's Credit Agreement, as discussed above in "Recent Developments Regarding Vencor" and "Recent Developments Regarding Liquidity." Substantial legal and financial advisory expenses will continue to be incurred by the Company until a resolution of these matters is reached, although there can be no assurance that such a resolution will be reached.

   During the three months ended September 30, 1998, the Company recorded a provision for income taxes of approximately $7.9 million. Because the Company intends to qualify as a REIT for the year ending December 31, 1999, no comparable provision has been made for the current year.

   Net income for the three months ended September 30, 1999 was $13.0 million, or $.19 per diluted share. Net income for the three months ended September 30, 1998 was $12.9 million, or $0.19 per diluted share.

 Nine months ended September 30, 1999

   Rental income for the nine months ended September 30, 1999 was $171.2 million, of which $168.5 million resulted from leases with Vencor. Interest and other income totaled approximately $2.4 million, and was primarily the result of earnings from investment of cash reserves during the quarter. The Company realized a gain of approximately $254,000 on the sale of the aforementioned tract of land. Operating expenses totaled $120.3 million and included $32.8 million of depreciation expense on real estate assets and $56.3 million of interest on the bank credit facility and other debt. Included in operating expenses was a charge to earnings of $7.5 million representing the aforementioned reserve for unpaid rent from Vencor. General and administrative expenses totaled $12.3 million and included approximately $6.7 million in unusual professional fees (legal and financial advisory fees). The Company also incurred $1.3 million in non-recurring employee severance costs in the first quarter of 1999. Net income for the nine months ended September 30, 1999 was $53.5 million, or $0.79 per diluted share.

 Funds from Operations

   Funds from operations ("FFO") for the three months and nine months ended September 30, 1999 totaled $23.7 million and $86.1 million, or $0.35 and $1.27 per diluted share, respectively. In calculating net income and FFO for the three months and nine months ended September 30, 1999, the Company included in its expenses (and thus reduced net income and FFO) the aforementioned non-recurring employee severance costs and unusual legal and financial advisory expenses. See "Recent Developments Regarding Liquidity." FFO for the three months and nine months ended September 30, 1999 is summarized in the following table:

                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                        1999          1999
                                                    ------------- -------------
   Net income......................................   $ 13,027      $ 53,531
   Add: depreciation on real estate investments....     10,944        32,832
   Less: realized gain on sale of asset............       (254)         (254)
                                                      --------      --------
     Funds from operations.........................   $ 23,717      $ 86,109
                                                      ========      ========

   The Company considers FFO an appropriate measure of performance of an equity REIT and the Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and data included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

   Cash provided by operations totaled $80.1 million for the nine months ended September 30, 1999. Net cash provided by financing activities totaled $39.1 million. The Company paid a cash dividend on its common stock of approximately $26.5 million, or $0.39 per common share, on February 17, 1999 to stockholders of record as of January 29, 1999. For the five-month period ended September 30, 1998, cash provided by operations totaled $52.5 million, net cash flows from investing activities totaled $6.4 million and net cash flows used in financing activities totaled $56.6 million.

   The Company had cash and cash equivalents of $119.9 million and outstanding debt aggregated $975.1 million at September 30, 1999. The Company has subsequently entered into the Waiver and Extension Agreement with the lenders under its Credit Agreement providing for the intended replacement of the Credit Agreement with a New Credit Facility by January 31, 2000. If the Waiver and Extension Agreement were to expire prior to consummation of the New Credit Facility, the Company would not have sufficient liquidity to repay amounts outstanding under the Credit Agreement, which would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. See "Recent Developments Regarding Liquidity."

   In the third quarter of 1999 the Company received a $21.6 million payment in connection with shortening the maturity of its interest rate swap agreement outstanding. See "Note 4 --Bank Credit Facility and Other Debt" to the Condensed Consolidated Financial Statements. The Company will amortize the $21.6 million payment for financial accounting purposes in future periods beginning July 2003 and ending December 2007 to coincide with the original maturity date of the interest rate swap agreement.

   The Company leases substantially all of its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor's financial condition and ability to satisfy its rent obligations under the Leases will impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in governmental medical reimbursement rates, by its current level of indebtedness and by certain other factors. On September 13, 1999, Vencor filed for protection under Chapter 11 of the United States Bankruptcy Code. The failure of Vencor to meet its rent obligations to the Company would likely have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company. As a result of Vencor's financial condition, the Company's auditors have included an explanatory paragraph in their report to the Company's consolidated financial statements for the year ended December 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. The existence of the explanatory paragraph may have a material adverse effect on the Company's relationships with its creditors and could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. See "Note 3--Concentration of Credit Risk, Going Concern and Recent Developments" to the Condensed Consolidated Financial Statements.

   The Company announced on each of May 14, 1999, July 21, 1999, and November 1, 1999, that it would not declare or pay a dividend in the second, third or fourth quarter, respectively. The Company expects to pay a dividend for 1999 equal to 95 percent of its taxable income, less dividends paid in February 1999 of approximately $26.5 million. The Company expects to make the remaining required dividend payments for 1999 in 2000, some time after the closing of the New Credit Facility. The 1999 dividend may be satisfied by a combination of cash and a distribution of Vencor equity, which the Company expects to receive as part of the Vencor reorganization, if it occurs. On October 29, 1999, the Company entered into a Waiver and Extension Agreement with the lenders under its Credit Agreement that prohibits distributions to the Company's stockholders during a period which is scheduled to end on or before February 28, 2000. See "Recent Developments Regarding Liquidity." The Company intends to qualify as a REIT for the year ending December 31, 1999. Although such qualification requires the Company to distribute 95% of its taxable income by September 15, 2000, such distributions are not required to be made quarterly. To the extent such distributions are not made by January 31, 2000, the Company would be required to pay a 4 percent non-deductible excise tax on the portion of the distribution not paid by January 31, 2000.

   In order to qualify as a REIT, the Company must make distributions to its stockholders of at least 95% of its taxable income. Taxable income may vary significantly from historical results and from current income determined in accordance with generally accepted accounting principles depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required for it to qualify as a REIT for federal income tax purposes. Although the Company intends to qualify as a REIT as of January 1, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT. If the Company were to fail to qualify as a REIT, the Company would be subject to separate federal income taxation at the rate of approximately 35% of its taxable income. Such tax obligations would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

   Capital expenditures to maintain and improve the leased properties generally will be incurred by the tenants under the leases with the Company. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable to meet their obligations under the leases, the Company anticipates that any expenditures for which it may become responsible to maintain the leased properties will be funded by cash flows from operations and, in the case of major expenditures, through additional borrowings or issuances of equity. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity may be affected adversely.

   The Company does not currently intend to acquire any additional properties. In addition, the Company's access to debt and equity capital is limited under the terms of the New Credit Facility and current market conditions.

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

   In January 1999, the Company purchased a new file server and converted to a new financial information system platform that the Company believes is Y2K compliant. That conversion was completed during the first quarter of 1999. The Company acquired a fixed asset system that it believes is Y2K compliant, which should be installed by the end of 1999. The Company has received certification from all of its significant software and operating systems vendors that the versions of their products currently being installed are Y2K compliant. The Company has not and does not anticipate independently verifying such compliance. The Company estimates that the total cost it will incur to install a new server, financial system platform and update its computer hardware, including all costs incurred to date, is less than $100,000.

   The Company also has Y2K exposure in non-IT applications with respect to its real estate properties. Computer technology employed in elevators, alarm systems, electrical systems, built-in healthcare systems and similar applications involved in the operations of the Company's properties may cause interruptions of service with respect to those properties. Under the terms of the Leases, Vencor is responsible for upgrading all building infrastructure components to be Y2K compliant. If Vencor is unable to meet its Y2K compliance schedules or incurs costs substantially higher than its current expectations, Vencor's ability to operate the properties and/or make rental payments under the Leases could be impaired, which could result in a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Vencor has not provided the Company with a current status report regarding Vencor's Y2K compliance issues. The Company believes that it is not in a position to establish a contingency plan regarding Vencor's Y2K compliance.

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

   The Company earns revenue by leasing its assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related cash flows vary with the movement in LIBOR. See "Note 4 --Bank Credit Facility and Other Debt" to the Company's Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 1999, the Company had a $900 million interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. When interest rates rise the interest rate swap agreement increases in market value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. Since the interest rate swap agreement was executed, interest rates had generally been lower and the market value of the interest rate swap agreement had been an unrealized loss to the Company; however, as of September 30, 1999, interest rates had risen and the interest rate swap agreement at September 30, 1999, was in an unrealized gain position to the Company of approximately $7.7 million. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of an instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 1999:

                                               Market Value to the CompanyReflecting
                       Market Value to the           Change in Interest Rates
                           Company at       -------------------------------------------
   Notional Amount     September 30, 1999         -100 BPS              +100 BPS
   ---------------    --------------------- --------------------- ---------------------
    $900,000,000           $7,712,581           $(17,852,221)          $32,232,459

   The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the market value loss to the Company exceed certain levels (the "threshold levels"). See "Note 4 --Bank Credit Facility and Other Debt" to the Company's Condensed Consolidated Financial Statements. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair market value of its assets as defined in the Credit Agreement. As of September 30, 1999, the threshold level under the interest rate swap agreement was a market value unrealized loss of $35 million and the interest rate swap agreement was in an unrealized gain position to the Company of $7.7 million. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the market value unrealized loss of the interest rate swap at the time of such determination and the threshold amount. As of September 30, 1999, the interest rate swap agreement was in an unrealized gain position and therefore no collateral was required to be posted under the interest rate swap agreement.

   On August 4, 1999, the Company agreed with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to September 30, 2003, in exchange for a payment from the counterparty to the Company of $21.6 million. See "Note 4 --Bank Credit Facility and Other Debt" to the Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements of the Company as of September 30, 1999 (which is incorporated into this Item 1 by reference), there has been no material change in the status of the litigation reported in the Company's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three months ended March 31, 1999 and six months ended June 30, 1999.

Item 2. Changes in Securities and Use of Proceeds

   Since July 1, 1999, the Company has issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended:

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

Item 3. Defaults Upon Senior Securities

   The Company had a $275 million Bridge Loan as part of its Credit Agreement which was originally scheduled to mature on October 30, 1999. On October 29, 1999, the Company entered into a Waiver and Extension Agreement with over 95 percent of its lenders. The Waiver and Extension Agreement provides for a four-month extension of the $275 million Bridge Loan, during which period it is intended that a replacement credit facility will be documented on terms set forth in an exhibit to the Waiver and Extension Agreement. However, two holders of the Bridge Loan have not executed the Waiver and Extension Agreement (representing approximately $20 million or 7% of the Bridge Loan principal amount) and may assert a right to seek repayment of their portion of the Bridge Loan currently. See "Note 3--Concentration of Credit Risk, Going Concern and Recent Developments," "Note 4 --Bank Credit Facility and Other Debt," and "Note 5--Litigation" to the Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:

   10.1 Amendment No. 6 to the Second Standstill Agreement dated April 12, 1999 and Amendment No. 5 to the Tolling Agreement dated April 12, 1999, dated August 5, 1999. Exhibit 10.1 to the Company's Form 8-K, filed on
        August 12, 1999, is incorporated herein by reference.
   10.2 Amendment Number 7 to the Second Standstill Agreement dated April 12,
        1999 and Amendment Number 6 to the Tolling Agreement dated April 12,
        1999, dated September 3, 1999 between the Company and Vencor, Inc.
        Exhibit 10.1 to the Company's Form 8-K, filed on September 10, 1999, is incorporated herein by reference
   10.3 Stipulation and Order by and among Vencor, Inc., Vencor Operating, Inc.
        and Vencor Nursing Centers Limited Partnership and Ventas, Inc. and
        Ventas Realty Limited Partnership, dated as of September 13, 1999.
        Exhibit 10.1 to the Company's Form 8-K, filed on September 14, 1999, is incorporated herein by reference.

   10.4 Form of Amendment to Employment Agreement dated as of September 30,
        1999 between Ventas, Inc. and each of Steven T. Downey, T. Richard
        Riney and John C. Thompson.
   10.5 Form of Amendment to Change-in-Control Severance Agreement dated as of
        September 30, 1999 between Ventas, Inc. and each of Steven T. Downey,
        T. Richard Riney and John C. Thompson.
   10.6 Waiver and Extension Agreement by and among the Company and certain of its lenders, dated as of October 29, 1999. Exhibit 10.1 to the
        Company's Form 8-K, filed on November 3, 1999, is incorporated herein by reference.
   27   Financial Data Schedule.

 (b) Reports on Form 8-K:

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

   On September 10, 1999, the Company filed a Current Report on Form 8-K announcing certain agreements with Vencor, Inc., its principal tenant. The Company and Vencor extended the term of the Second Standstill Agreement and the Tolling Agreement until September 9, 1999 or until the Second Standstill Agreement terminates due to Vencor's failure to make the contemplated lease payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On September 14, 1999, the Company filed a Current Report on Form 8-K announcing that its principal tenant, Vencor, Inc., had filed for a petition under Chapter 11 of the United States Bankruptcy Code. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On September 20, 1999, the Company filed a Current Report on Form 8-K announcing that its principal tenant, Vencor, Inc., had taken initial steps towards a comprehensive restructuring and that in connection with the bankruptcy filing by Vencor, Vencor and Ventas had entered into a stipulation agreement, approved by the Bankruptcy Court, for the payment by Vencor to Ventas of approximately $15.1 million per month starting in September, to be credited against amounts due under the Company's Leases with Vencor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On November 3, 1999, the Company filed a Current Report on Form 8-K announcing that it entered into a Waiver and Extension Agreement with over 95 percent of its lenders under its Credit Agreement and that it plans to enter into a New Credit Facility which must be documented no later than January 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTAS, INC.

Date: November 15, 1999
                                               /s/ Debra A. Cafaro
                                          _____________________________________
                                                     Debra A. Cafaro
                                              President and Chief Executive
                                                         Officer

Date: November 15, 1999
                                               /s/ Steven T. Downey
                                          _____________________________________
                                                    Steven T. Downey
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)