Form 10-K405
period 1999-12-31
VENTAS INC
filed 2000-03-29
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

  [X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999

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

                                                Name of Each Exchange
            Title of Each Class:                on which Registered:
       Common Stock, par value $.25 per share  New York Stock Exchange
       Preferred Stock Purchase Rights         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X

  As of March 17, 2000, there were 67,954,423 shares of the Registrant's common stock, $.25 par value ("Common Stock"), outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on March 17, 2000, was approximately $190,146,399. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

  Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000 to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CAUTIONARY STATEMENTS

 Forward Looking Statements

  This Form 10-K includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, ability to qualify as a real estate investment trust, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the treatment of the Company's claims in the chapter 11 cases of its primary tenant, Vencor, Inc. and certain affiliates (collectively, "Vencor"), as well as certain of its other tenants, (b) the ability and willingness of Vencor to continue to meet and/or honor its obligations under the Spin Agreements (as defined below), including, without limitation, the obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Vencor in the 1998 Spin Off (as defined below), (c) the ability of Vencor and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future health care reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) the results of the settlement discussions Vencor and Ventas have been engaged in with the federal government seeking to resolve federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs, (k) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (l) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, and (m) the ability of the Company to qualify as a real estate investment trust. Many of such factors are beyond the control of the Company and its management.

 Vencor Information

  Vencor is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Vencor provided in this Form 10-K is derived from filings made with the Commission or other publicly available information, or has been provided by Vencor. The Company has not verified this information either through an independent investigation or by reviewing Vencor's public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. The Company is providing this data for informational purposes only, and the reader of this Form 10-K is encouraged to obtain Vencor's publicly available filings from the Commission.

                               TABLE OF CONTENTS

                                    PART I
 Item 1.  Business.......................................................     4
 Item 2.  Properties.....................................................    41
 Item 3.  Legal Proceedings..............................................    47
 Item 4.  Submission of Matters to a Vote of Security Holders............    47
                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    49
 Item 6.  Selected Financial Data........................................    50
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    50
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    61
 Item 8.  Financial Statements and Supplementary Data....................    61
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    61
                                   PART III
 Item 10. Directors and Executive Officers of the Registrant.............    61
 Item 11. Executive Compensation.........................................    61
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    61
 Item 13. Certain Relationships and Related Transactions.................    61
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    62

                                    PART I

Item 1. Business

General

  Ventas, Inc. ("Ventas" or the "Company") is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states as of December 31, 1999. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). Although the Company currently expects to qualify as a real estate investment trust ("REIT") for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or not elect to qualify as a REIT. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. The Company changed its name to Vencor Incorporated in 1989 and to Vencor, Inc. in 1993. From 1985 through April 30, 1998, the Company was engaged in the business of owning, operating and acquiring health care facilities and companies engaged in providing health care services.

  On May 1, 1998, the Company effected a corporate reorganization (the "1998 Spin Off") pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently named Vencor, Inc., was formed to operate the hospital, nursing facility and ancillary services businesses. Pursuant to the terms of the 1998 Spin Off, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to the 1998 Spin Off, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-K and other filings, the Commission treats the Company as having commenced operations on May 1, 1998.

  The Company owns and leases a geographically diverse portfolio of health care related facilities, including hospitals, nursing facilities and personal care facilities whose principal tenants are health care related companies. As a result of announcements during 1999 by Vencor and industry-wide factors, the Company suspended the implementation of its original business strategy during 1999. The Company's current principal objectives are preserving and maximizing stockholders' capital.

Dependence on Vencor

  The Company leases all of its hospitals and 210 of its nursing facilities to Vencor under four master lease agreements relating to 209 facilities and a single facility lease (individually a "Master Lease" and collectively "the Master Leases"). For the year ended December 31, 1999 and for the period from May 1, 1998 to December 31, 1998, Vencor accounted for approximately 98.5% (98.3%, net of write-offs) and 98.7% of the Company's revenues, respectively. See "--Risk Factors--Dependence of the Company on Vencor" and "Note 3-- Concentration of Credit Risk" to the Consolidated Financial Statements.

Recent Developments Regarding Vencor

  On September 13, 1999, Vencor filed for protection under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Under the automatic stay provisions of the Bankruptcy Code, the Company is currently prevented from exercising certain rights and remedies under its agreements with Vencor, including the Spin Agreements (as defined below), and from taking certain enforcement actions against Vencor. See "--Risk Factors--Effects of Bankruptcy Proceedings." The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. Terms of a preliminary, non-binding agreement among Vencor's major creditors, Vencor and Ventas, reached at the time of Vencor's filing for protection under the Bankruptcy Code regarding Vencor's plan of reorganization (the "September 1999 Agreement in Principle"), are set forth below. On March 22, 2000, the Delaware bankruptcy court granted Vencor's motion to extend through May 16, 2000, the period during which Vencor has the exclusive right to file a plan of reorganization, and Vencor recently extended the expiration date for its debtor-in-possession financing until June 30, 2000. Vencor has stated that events arising after the filing of its bankruptcy petition that resulted in adjustments to its financial projections have caused it to enter into additional negotiations with its various creditors and Ventas regarding the September 1999 Agreement in Principle. Vencor has also retained The Blackstone Group as its financial advisor in connection with the negotiation and consummation of a plan of reorganization. There can be no assurance that Vencor's plan of reorganization, when filed, will be on the terms of the September 1999 Agreement in Principle or otherwise be acceptable to the Company.

  Under the terms of the September 1999 Agreement in Principle, the Company would make approximately $45 million in annual rent concessions, effective as of May 1, 1999, resulting in annual base rent of approximately $181 million for the 1999-2000 lease year. The Company would also receive (a) in addition to the current 2% annual cash escalator contained in its Master Leases, a 1 1/2% annual non-cash rent escalator that would accrue at 6% per annum until the occurrence of certain specified events, at which time the accrual with interest would be due and payable and thereafter the 1 1/2% rent escalator would convert to a cash escalator totalling 3 1/2% per year; (b) an additional 1% annual cash rent bonus escalator payable if Vencor's net patient revenue growth at the Company's facilities exceeds a cumulative annual growth rate of 5%; (c) a one time, unilateral right to reset the rents for the facilities, exercisable on a lease by lease basis from May 2002 through May 2005, to a then fair rental rate, for a total fee of $5 million payable on a pro-rata basis at the time of exercise under any lease; (d) 15% of the common stock and warrants in reorganized Vencor (the Company, in order to qualify as a REIT, may not hold 10% or more of the total combined voting power or the total number of shares in Vencor; the Company is evaluating alternatives for dealing with any Vencor equity ultimately received in excess of the 10% or more limitation); and (e) a reaffirmation and continuation of Vencor's indemnity obligations under the Spin Agreements. The Development Agreement and the Participation Agreement between the Company and Vencor (each, as defined below) would be terminated, and the Tax Allocation Agreement and the Master Leases (each, as defined below) would be amended and clarified under the September 1999 Agreement in Principle. The terms of the September 1999 Agreement in Principle also provided that on the date that Vencor's plan of reorganization becomes effective (the "Vencor Effective Date") the Company would also receive approximately $3.4 million, representing reduced August 1999 minimum monthly base rent ("August 1999 Rent") (approximately $15.1 million), net of $11.7 million ($3.75 million reduction in rent per month for May, June and July 1999 rent, plus $0.45 million relating to previously paid rent for a disputed facility). However, there can be no assurance that Vencor's plan of reorganization, when filed, will be on the terms of the September 1999 Agreement in Principle or otherwise will be acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Other terms of the September 1999 Agreement in Principle for Vencor include:
(a) the principal amount of Vencor senior bank debt would be reduced from approximately $520 million to approximately $320 million in exchange for 56% of the common stock in the restructured Vencor, and (b) Vencor's senior subordinated notes would be converted into approximately 29% of the common stock in restructured Vencor, and the holders of such debt would receive warrants in the restructured company. There can be no assurance that Vencor's plan of reorganization, when filed, will be on the terms of the September 1999 Agreement in Principle or otherwise be acceptable to the Company. The Company believes that the best outcome for the Company, Vencor and their respective banks and other creditors is a global restructuring of Vencor's financial obligations in connection with Vencor's chapter 11 bankruptcy filing.

  Ventas and Vencor continue to be engaged in advanced settlement discussions with the federal government seeking to resolve all federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs. The majority of these claims arise from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring suit in the name of the United States. See "Note 11-- Litigation" to the Consolidated Financial Statements. The United States Department of Justice, Civil Division, filed two proofs of claim in the Vencor bankruptcy court covering the United States claims and the qui tam suits. The United States asserted approximately $1.3 billion, including triple damages, against Vencor in these proofs of claim. The Department of Justice has informed the Company that it is the Department of Justice's position that, if liability exists, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. If the United States, Vencor and the Company reach a settlement, any liability of the Company and Vencor related to these matters would likely be resolved in the settlement. There can be no assurance that a settlement will be reached regarding these claims and suits, or, if reached, that the settlement will be on terms acceptable to the Company.

  There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a restructuring plan, that any such plan will be on the terms of the September 1999 Agreement in Principle or on other terms acceptable to the Company, Vencor and its creditors, or that any restructuring plan will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to elect or maintain its status as a REIT (a "Material Adverse Effect"). Nor can there be any assurance that Vencor and the Company will be able to reach a settlement with the Department of Justice, or that any such settlement will be on terms acceptable to Vencor, Vencor's creditors and the Company. The Company, Vencor and its creditors are not legally bound by the terms of the September 1999 Agreement in Principle, and the terms of the September 1999 Agreement in Principle: (i) are mutually interdependent, (ii) are subject to agreement on a satisfactory plan of reorganization and confirmation thereof and (iii) are further subject to other conditions (including, but not limited to, negotiation and execution of definitive documentation). As discussed above, Vencor has entered into additional negotiations with its various creditors and Ventas regarding the September 1999 Agreement in Principle. Under the terms of the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement") that the Company and all of its lenders entered into on January 31, 2000, it is an event of default if Vencor's plan of reorganization is not effective on or before December 31, 2000. See "--Recent Developments Regarding Liquidity" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements.

  During the Company's discussions with Vencor, Vencor asserted various potential claims against the Company arising out of the 1998 Spin Off. See "Note 11--Litigation" to the Consolidated Financial Statements. The Company intends to defend these claims vigorously if they are asserted in a legal or mediation proceeding.

  In connection with the discussions between the Company and Vencor, both before and after Vencor's bankruptcy filing, regarding Vencor's contemplated restructuring, the Company and Vencor have entered into certain agreements, including a "Stipulation," "Second Standstill Agreement," and a "Tolling Agreement," as defined below.

 The Stipulation

  In connection with the bankruptcy filing by Vencor, the Company and Vencor entered into a stipulation (the "Stipulation") for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. The Stipulation was approved by the bankruptcy court. During the period in which the Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend Ventas from and against all claims arising out of the Company's former health care operations or assets or liabilities transferred to Vencor in the 1998 Spin Off. Vencor has not, however, agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Stipulation and/or rejection by Vencor of the Spin Agreements could have a Material Adverse Effect on the Company. See "--Risk Factors--Effects of Bankruptcy Proceedings."

  The payments under the Stipulation are required to be made by the fifth day of each month, or on the first business day thereafter. Starting in September, 1999, the difference between the amount of minimum monthly base rent due under the Company's Master Leases with Vencor and the monthly payment of approximately $15.1 million accrues as a superpriority administrative expense in Vencor's bankruptcy, junior in right only to the following: (i) any liens or superpriority claims provided to lenders under Vencor's debtor-in-possession credit agreement (the "DIP facility"); (ii) any fees due to the Office of the United States Trustee; (iii) certain fees of Vencor's professionals; (iv) any liens or superpriority claims granted to pre-petition secured creditors as adequate protection for their claims under the interim DIP order issued by the bankruptcy court and the final DIP order; and (v) pre-petition liens granted to the lenders under Vencor's credit agreement, as amended, and related agreements, to the extent such pre-petition claims are allowed as secured, subject to challenge in the Vencor bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Stipulation is not subject to offset, recoupment or challenge. August 1999 Rent in the amount of approximately $18.9 million remains unpaid and will be asserted as a claim in Vencor's chapter 11 case.

  The Stipulation by its terms initially would have expired on October 31, 1999, but automatically renews for one-month periods unless either party provides a fourteen-day notice of its election to terminate the Stipulation. To date, no such notice of termination has been given. The Stipulation may also be terminated prior to its expiration upon a payment default by Vencor, the consummation of a plan of reorganization for Vencor, or the occurrence of certain events under the DIP facility. There can be no assurance as to how long the Stipulation will remain in effect or that Vencor will continue to perform under the terms of the Stipulation.

  The Stipulation also addresses an agreement by Ventas and Vencor concerning any statutes of limitations and other time constraints. See "--The Tolling Agreement" below.

 The Second Standstill Agreement

  On April 12, 1999, the Company entered into a Second Standstill Agreement with Vencor, which was subsequently amended on May 5, May 8, June 6, July 6, August 5, and September 3, 1999 (as amended, the "Second Standstill Agreement"). The Second Standstill Agreement terminated on September 9, 1999. Under the Second Standstill Agreement, the Company agreed not to exercise its remedies under the Master Leases based on any default arising from or relating to disclosures made by Vencor to the Company, and to accept the payment of April, May, June and July 1999 rent pursuant to a specified schedule. These payments represent the full amount of rent that was due for each month's rent under the Master Leases. Vencor made all rent payments required by the Second Standstill Agreement with respect to the April, May, June and July 1999 lease payments. August 1999 Rent remains unpaid and will be asserted as a claim in Vencor's chapter 11 bankruptcy case.

  Also, under the Second Standstill Agreement, each of the Company and Vencor agreed not to pursue any claims against the other or any third party relating to the agreements entered into in connection with the 1998 Spin Off, or any of the Master Leases, or with respect to certain specified disputes, during a defined period that terminated on September 9, 1999.

 The Tolling Agreement

  The Company and Vencor have also entered into an agreement (the "Tolling Agreement") pursuant to which they have agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "bankruptcy avoidance provisions" that might be asserted by one party against the other, are extended or tolled for a specified period. That period currently terminates on the termination date of the Stipulation. Pursuant to the Stipulation, the Tolling Agreement does not shorten any time period otherwise provided under the Bankruptcy Code.

Recent Developments Regarding Liquidity

  On January 31, 2000, the Company and all of its lenders entered into the Amended Credit Agreement, which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) the London Interbank Offered Rate ("LIBOR"). Borrowings under the Amended Credit Agreement are comprised of: (1) a new $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid.

  The Amended Credit Agreement requires the following amortization: (a) with respect to the Tranche A Loan, (i) $50.0 million of the Tranche A Loan was paid at closing on January 31, 2000, (ii) $50.0 million is due within 30 days after the Vencor Effective Date, and (iii) thereafter all Excess Cash Flow (as defined in the Amended Credit Agreement) of the Company will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the balance due December 31, 2002; (b) with respect to the Tranche B Loan, (i) after the $50.0 million paydown on the Tranche A Loan to be made within 30 days after the Vencor Effective Date and after consideration of other cash needs of the Company, a one-time paydown of Excess Cash (as defined in the Amended Credit Agreement) within 30 days of the Vencor Effective Date, and (ii) scheduled paydowns of $50.0 million on December 31, 2003 and December 31, 2004, with the balance due December 31, 2005; and (c) with respect to the Tranche C Loan, no scheduled paydowns with a final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

  On October 29, 1999, in conjunction with the execution of an agreement with over 95% of the Company's lenders regarding the restructuring of the Company's long term debt, including the $275.0 million Bridge Loan (the "Waiver and Extension Agreement"), the Company paid a $2.4 million loan waiver fee. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. The fees are being amortized proportionately over the terms of the related loans and agreements.

  The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can pay REIT dividends based on a certain minimum percentage of its taxable income (currently equal to 95 percent of its taxable income for the year ended December 31, 1999 and the year ending December 31, 2000 and 90 percent of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80 percent of funds from operations ("FFO"), as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases and affiliate transactions; (c) limitations on capital expenditures; (d) certain financial covenants, including requiring that the Company have (i) $50.0 million in cash and cash equivalents on hand at the Vencor Effective Date;
(ii) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (iii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month following the Vencor Effective Date.

  The Amended Credit Agreement does not contain any financial covenants that are applicable to the Company prior to the Vencor Effective Date, and provides, among other things, that no action taken by any person in the Vencor bankruptcy case (other than by the Company and its affiliates) shall be deemed to constitute or result in a "Material Adverse Effect," as defined in the Amended Credit Agreement. In addition, the Amended Credit Agreement provides that if the Company is in compliance with its financial covenants and the covenant relating to releases in the Vencor bankruptcy on the Vencor Effective Date, no event or condition arising primarily from the Vencor plan of reorganization shall be deemed to have caused a "Material Adverse Effect," as defined in the Amended Credit Agreement, to have occurred. Under the terms of the Amended Credit Agreement, however, an event of default is deemed to have occurred if the Vencor Effective Date does not occur on or before December 31, 2000.

Other Recent Developments

  Certain of the Company's other operators have experienced financial difficulties that have impacted their ability to perform their obligations under agreements with the Company. See "--Risk Factors--Effects of Bankruptcy Proceedings" and "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements.

The 1998 Spin Off

  In order to govern certain of the relationships between the Company and Vencor after the 1998 Spin Off and to provide mechanisms for an orderly transition, the Company and Vencor entered into various agreements at the time of the 1998 Spin Off, including the Master Leases (the "Spin Agreements"). In connection with the 1998 Spin Off, an Independent Committee of the Board of Directors of the Company was formed. The function of the Independent Committee was to review and approve all agreements and transactions between the Company and Vencor to ensure that such agreements and transactions represent arm's length negotiations including, without limitation, the negotiation, enforcement and renegotiations of any leases between the Company and Vencor. On November 17, 1998, the Company appointed a new director to the Independent Committee and the committee appointed him the Chairman of the Independent Committee. As of the date hereof, the Company and Vencor have no common directors, officers or, to the Company's knowledge, common ownership by stockholders owning greater than 10% of both companies. During 1999, the Company moved its offices from space it shared with Vencor and no longer requires administrative support from Vencor. However, as discussed below, Vencor assisted in the preparation of certain Commission filings and tax returns and continues to provide certain information in connection with related audits of tax matters for the Company and to defend certain litigation to which the Company is or may become a party.

  Certain material terms of the Master Leases and certain of the other Spin Agreements are described below. The reader is also strongly encouraged to review and consider the factors described in "--Recent Developments Regarding Vencor" and "--Risk Factors--Effects of Bankruptcy Proceedings."

 Master Lease Agreements

  In the 1998 Spin Off, the Company retained substantially all of its real property, buildings and other improvements (primarily long-term acute care hospitals and nursing facilities) and leased nearly all these facilities to Vencor under four Master Leases. A single nursing facility in Corydon, Indiana was leased by the Company to Vencor in August, 1998 under the terms of a fifth Master Lease. The Master Leases contain terms which govern the rights, duties and responsibilities of the Company and Vencor relative to each of the leased properties. The leased properties include land, buildings, structures, easements, improvements on the land and permanently affixed equipment, machinery and other fixtures relating to the operation of the facilities.

  The Company's ability to exercise certain rights and remedies under the Master Leases described below has been stayed as a result of Vencor's filing for protection under chapter 11 of the Bankruptcy Code. The Bankruptcy Code, however, generally provides that a landlord is entitled to receive rent during the pendency of a tenant's bankruptcy proceeding, subject to such tenant's rights to reject the lease and its other legal defenses and rights. Vencor has disputed that it is required to pay rent at the rate set forth in the Master Leases and in the Stipulation has reserved the right to challenge the rate set forth in the Master Leases in the event the Stipulation is terminated. The Stipulation discussed above provides for Vencor to pay $15.1 million per month in minimum base rent under the Master Leases while the Stipulation is in effect. Various provisions of the Master Leases may ultimately be challenged in Vencor's chapter 11 bankruptcy case, and certain provisions regarding payment of rent have been modified by the Stipulation in anticipation of the contemplated restructuring. The Company expects that the terms of the Master Leases will be substantially amended and reflected in the terms of new or restated master lease agreements in connection with the consummation of Vencor's plan of reorganization according to the terms of the September 1999 Agreement in Principle. See "--Recent Developments Regarding Vencor."

  The Master Leases are structured as triple-net leases pursuant to which Vencor is required to pay all or substantially all insurance, taxes, utilities and maintenance related to the properties. The base annual contract rent was approximately $226.6 million and $222.2 million at December 31, 1999 and 1998, respectively. Base annual rent increases 2% per annum, effective May 1 of each year, provided Vencor achieves net patient service revenue for the applicable year in excess of 75% of net patient service revenue for the base year of 1997. The initial terms of these leases were for periods ranging from 10 to 15 years.

  Under the terms of each Master Lease, except as noted below, upon the occurrence of an event of default thereunder, the Company may, at its option, exercise the remedies under a Master Lease on all properties included within that particular Master Lease. The remedies which may be exercised under the Master Lease by the Company, at its option, include the following: (i) after not less than 10 days' notice to Vencor, terminate the Master Lease, repossess the leased property and relet the leased property to a third party and require that Vencor pay to the Company, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease, repossess the leased property and relet the leased property with Vencor remaining liable under the Master Lease for all obligations to be performed by Vencor thereunder, including the difference, if any, between the rent under the Master Lease and the rent payable as a result of the reletting of the leased property and (iii) any and all other rights and remedies available at law or in equity. The Master Leases require Vencor to cooperate with the Company in connection with license transfers and certain other regulatory matters arising from a lease termination.

  Each Master Lease provides that the remedies under such Master Lease may be exercised with respect only to the property that is the subject of the default upon the occurrence of any one of the following events of default: (i) the occurrence of a final non-appealable revocation of Vencor's license to operate a facility; (ii) the reduction in the number of licensed beds at a facility in excess of 10% or the revocation of certification of a facility for reimbursement under Medicare; or (iii) Vencor becomes subject to regulatory sanctions at a facility and fails to cure the regulatory sanctions within the applicable cure period. Upon the occurrence of the fifth such event of default under a Master Lease with respect to any one or more properties, the Master Lease permits the Company, at its option, to exercise the rights and remedies under the Master Lease on all properties included within that Master Lease.

  The occurrence of any one of the following events of default constitutes an event of default under all Master Leases, permitting the Company, at its option, to exercise the rights and remedies under all of the Master Leases simultaneously: (i) the occurrence of an event of default under the Agreement of Indemnity--Third Party Leases between the Company and Vencor, (ii) the liquidation or dissolution of Vencor, (iii) if Vencor files a petition of bankruptcy or a petition for reorganization or arrangement under the federal bankruptcy laws, and (iv) a petition is filed against Vencor under federal bankruptcy laws and the same is not dismissed within 90 days of its institution.

  Any notice of the occurrence of an event of default under a Master Lease which the Company sends to Vencor must be sent simultaneously to Vencor's leasehold mortgagee (the "Leasehold Mortgagee"). Prior to terminating a Master Lease for all or any part of the leased property covered thereunder, the Company must give the Leasehold Mortgagee prior written notice and the opportunity to cure any such event of default within the cure period for Leasehold Mortgagees set forth in the Master Leases. Following the expiration of such cure period, the Company may then terminate a Master Lease by giving at least 10 days prior written notice of such termination.

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

  Each Master Lease requires Vencor to maintain specified levels of liability, all risk property and workers' compensation insurance for the properties. Each Master Lease further provides that in the event a property is totally destroyed, or is substantially destroyed such that the damage renders the property unsuitable for its intended use, Vencor will have the option either to restore the property at its cost to its pre-destruction condition or offer to purchase the leased property (in either event all insurance proceeds, net of administrative and related costs, will be made available to Vencor). If the Company rejects the offer to purchase, Vencor will have the option either to restore the property or terminate the applicable Master Lease as it relates to the property. If the damage is such that the property is not rendered unsuitable for its intended use, or if it is not covered by insurance, each Master Lease requires Vencor to restore the property to its original condition.

  Pursuant to the Spin Agreements, all controversies, claims or disputes arising out of the Master Leases are subject to mediation between the parties for a reasonable period of time in an effort to settle such controversy, claim or dispute. If the parties are unable to reach resolution after such period of time, then the dispute is to be submitted to arbitration.

 Development Agreement

  Under the terms of the Development Agreement, Vencor, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring and developing such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The initial annual base rent under such a lease will be 10% of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. During the year ended December 31, 1999, the Company did not acquire any facilities under this agreement. During the period from May 1, 1998 to December 31, 1998, the Company acquired one skilled nursing facility under the Development Agreement for $6.2 million and has entered into a separate Master Lease with Vencor with respect to such facility. The Development Agreement has a five year term, and the Company and Vencor each have the right to terminate the Development Agreement in the event of a change of control. The ability of the Company to purchase properties pursuant to the terms of the Development Agreement is restricted by the terms of the Amended Credit Agreement. Any such future purchases would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Company expects the Development Agreement to be terminated in the event the Company, Vencor and Vencor's creditors agree on a plan of reorganization for Vencor and such plan is consummated.

 Participation Agreement

  Under the terms and conditions of the Participation Agreement, Vencor has a right of first offer to become the lessee of any real property acquired or developed by the Company which is to be operated as a hospital, nursing facility or other health care facility, provided that Vencor and the Company can negotiate a mutually satisfactory lease arrangement and provided that the property is not leased by the Company to the existing operator of such facility.

  The Participation Agreement also provides, subject to certain terms, that the Company has a right of first offer to purchase or finance any health care related real property that Vencor determines to sell or mortgage to a third party, provided that Vencor and the Company can negotiate mutually satisfactory terms for such purchase or mortgage. The Participation Agreement has a three year term, and the Company and Vencor each have the right to terminate the Participation Agreement in the event of a change of control. The ability of the Company to purchase or finance properties pursuant to the terms of the Participation Agreement is restricted by the terms of the Company's Amended Credit Agreement. Any such future purchases or financings would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Company expects the Participation Agreement to be terminated in the event the Company, Vencor and Vencor's creditors agree on a plan of reorganization for Vencor and such plan is consummated.

 Tax Allocation Agreement

  The Tax Allocation Agreement provides that Vencor will be liable for, and will hold the Company harmless from and against, (i) any taxes of Vencor and its then subsidiaries (the "Vencor Group") for periods after the 1998 Spin Off, (ii) any taxes of the Company and its then subsidiaries (the "Company Group") or the Vencor Group for periods prior to the 1998 Spin Off (other than taxes associated with the Spin Off) with respect to the portion of such taxes attributable to assets owned by the Vencor Group immediately after completion of the 1998 Spin Off and (iii) any taxes attributable to the 1998 Spin Off to the extent that Vencor derives certain tax benefits as a result of the payment of such taxes. Vencor will be entitled to any refund or credit in respect of taxes owed or paid by Vencor under (i), (ii) or (iii) above. Vencor's liability for taxes for purposes of the Tax Allocation Agreement will be measured by the Company's actual liability for taxes after applying certain tax benefits otherwise available to the Company other than tax benefits that the Company in good faith determines would actually offset tax liabilities of the Company in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement will be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Company.

  The Company will be liable for, and will hold Vencor harmless against, any taxes imposed on the Company Group or the Vencor Group other than taxes for which the Vencor Group is liable as described in the above paragraph. The Company will be entitled to any refund or credit for taxes owed or paid by the Company as described in this paragraph. The Company's liability for taxes for purposes of the Tax Allocation Agreement will be measured by the Vencor Group's actual liability for taxes after applying certain tax benefits otherwise available to the Vencor Group other than tax benefits that the Vencor Group in good faith determines would actually offset tax liabilities of the Vencor Group in other taxable years or periods. Any right to a refund will be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Vencor Group. See "Note 7-- Income Taxes" to the Consolidated Financial Statements.

  On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon arising out of the Company's 1998 federal income tax return. Although the Company believes that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds, the Internal Revenue Service may assert a right to all or some portion of the Refund. In addition, Vencor has asserted that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. The Company intends to vigorously defend its rights to the Refund. There can be no assurance as to how such controversy will be resolved, or as to whether or not the Company will ultimately retain all or a portion of the Refund. Accordingly, the amount has been classified with the other liabilities of the Company at December 31, 1999 in the Consolidated Financial Statements. See "Note 7-- Income Taxes" and "Note 8--Transactions with Vencor--The 1998 Spin Off" to the Consolidated Financial Statements.

  Vencor and the Company are also engaged in a dispute relating to the entitlement to certain federal, state and local tax refunds, including the Refund. In connection with Vencor's bankruptcy filing, the Company and Vencor are currently discussing the terms of a stipulation relating to such tax refunds. There can be no assurance as to how such dispute will be resolved.

 Agreement of Indemnity--Third Party Leases

  In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Vencor (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Vencor. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). If Vencor or such third party subtenants are unable to satisfy the obligations under any Third Party Lease assigned by the Company to Vencor, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. In that event, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 11 years and total aggregate remaining minimum rental payments under those leases amount to $114.0 million. The Third Party Leases relating to ground leases have remaining terms from 1 to 81 years and total aggregate remaining minimum rental payments under those leases amount to $33.6 million. The annual minimum rental payments under all of these leases for 2000 equals approximately $35.3 million. Pursuant to the Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases during the period in which the Stipulation is in effect, and, except for disputes with Health Care Property Investors discussed in "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements, has to date performed its obligations. See "--Risk Factors--Dependence of the Company on Vencor," "Note 8--Transactions With Vencor--The 1998 Spin Off" and "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements.

 Agreement of Indemnity--Third Party Contracts

  In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Vencor (the "Third Party Guarantees"). The Company may remain liable on the Third Party Guarantees assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Contracts, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Vencor. If Vencor is unable to satisfy the obligations under any Third Party Guaranty assigned by the Company to Vencor, then the Company may be liable for the payment and performance of the obligations under any such agreement. The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. The aggregate exposure under these guarantees is approximately $49.8 million. Of that amount, Atria Communities, Inc. ("Atria") also has directly guaranteed and agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of one of the Third Party Guarantees, in an aggregate principal amount of approximately $34.5 million. The Company is engaged in discussions with Atria in an effort to have the $34.5 million liability formally assumed by Atria and the Company released from the liability. There can be no assurance that the Company will be successful in its attempt to be released from this liability. See "--Risk Factors-- Dependence of the Company on Vencor" and "Note 8--Transactions With Vencor-- The 1998 Spin Off" to the Consolidated Financial Statements.

 Transition Services Agreement

  The Transition Services Agreement, which expired pursuant to its terms on December 31, 1998, provided that Vencor would provide the Company with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk management, legal, and information systems support. The Company paid Vencor $1.6 million for the period from May 1, 1998 to December 31, 1998 for services provided under the Transition Services Agreement.

  After December 31, 1998, Vencor continued to provide the Company with certain administrative and support services (primarily computer systems, telephone networks, mail delivery and other office services). Effective March 15, 1999, the Company moved to new office space and those services were no longer provided by Vencor. During 1999, Vencor assisted in the preparation of Commission filings and certain tax returns and other tax filings made on behalf of the Company for the period ending on or before December 31, 1998 and is continuing to assist the Company under the terms of the Tax Allocation Agreement and the other Spin Agreements by providing certain information in connection with the Company's fixed asset records, ongoing audits of tax matters and defending certain litigation to which the Company is or may become liable.

 Assumption of Certain Operating Liabilities and Litigation

  In connection with the 1998 Spin Off, Vencor agreed to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the health care operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the health care operations. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. For example, Vencor has not agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. If Vencor does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. In addition, if Vencor's plan of reorganization is consummated, it is likely that the Company will be required to make payments to settle certain government claims which will not be subject to recovery from or indemnification by Vencor. See "--Risk Factors--Dependence of the Company on Vencor."

Portfolio of Properties

  The following table reflects the Company's portfolio of properties as of December 31, 1999.

      Type of                    Percentage    Number of  Number of  Number of
     Facility                 of Portfolio (1) Facilities Beds/Units States (2)
     --------                 ---------------- ---------- ---------- ----------
Hospitals....................       40.0%          45        4,171       21
Skilled Nursing Facilities...       59.7%         218       27,992       31
Personal Care Facilities.....        0.3%           8          136        1
                                   -----          ---       ------
  Total......................      100.0%         271       32,299       36
                                   =====          ===       ======      ===

--------
(1) Based on the percentage of gross rent earned before write-offs by the Company for the year ended December 31, 1999.
(2) The Company has properties located in 36 states operated by eight different operators.

 Hospital Facilities

  The Company's hospitals generally are long-term acute care hospitals that serve medically complex, chronically ill patients. The operator of these hospitals has the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. While these patients suffer from conditions which require a high level of monitoring and specialized care, they may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital.

 Nursing Facilities

  The Company's nursing facilities generally are skilled nursing facilities. In addition to the customary services provided by skilled nursing facilities, the operators of the Company's nursing facilities typically provide rehabilitation services, including physical, occupational and speech therapies.

 Personal Care Facilities

  The Company's personal care facilities serve persons with acquired or traumatic brain injury. The operator of the personal care facilities provides services including supported living services, neurorehabilitation, neurobehavioral management and vocational programs.

Competition

  The Company competes for real property investments with health care providers, other health care related REITs, real estate partnerships, banks, insurance companies and other investors. Many of the Company's competitors are significantly larger and have greater financial resources and lower cost of capital than the Company. When the Company is permitted under the terms of the Amended Credit Facility to reinstate its original business strategy, the Company's ability to compete successfully for real property investments will be determined by numerous factors, including the ability of the Company to identify suitable acquisition targets, the ability of the Company to negotiate acceptable terms for any such acquisition, and the availability and cost of capital. See "Risk Factors--Implementation of Original Business Strategy" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements.

  The operators of the Company's properties compete on a local and regional basis with other health care operators. The ability of the Company's operators to compete successfully for patients at the Company's facilities depends upon several factors, including the quality of care at the facility, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of health care delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant effect on the Company's operators to compete successfully for patients for the properties.

Environmental Regulation

  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property from which there is a release or threatened release of hazardous or toxic substances or an entity that arranges for the disposal or treatment of hazardous or toxic substances at a disposal site may be held jointly and severally liable for the cost of removal or remediation of certain hazardous or toxic substances, that could be located on, in or under such property or other affected property. Such laws and regulations often impose liability whether or not the owner, operator or otherwise responsible party, knew of, or caused the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial, and the liability of a responsible party as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the liable party. The presence of these substances or failure to remediate such substances properly also may adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. In connection with the ownership and leasing of the Company's properties, the Company could be liable for these costs as well as certain other costs, including governmental fines and injuries to person or properties or natural resources. In addition, owners and operators of real property are liable for the costs of complying with environmental, health, and safety laws, ordinances, and regulations and can be subjected to penalties for failure to comply. Such ongoing compliance costs and penalties for non-compliance can be substantial. Changes to existing or the adoption of new environmental, health, and safety laws, ordinances, and regulations could substantially increase an owner or operator's environmental, health, and safety compliance costs and/or associated liabilities. Environmental, health, and safety laws, ordinances, and regulations potentially affecting the Company address a wide variety of topics, including, but not limited to, asbestos, polychlorinated biphenyls ("PCBs"), fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. Under the Master Leases, Vencor has agreed to indemnify the Company against any environmental claims (including penalties and clean up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the commencement date of the applicable Master Lease. Vencor also has agreed to indemnify the Company against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate, on or after the commencement date of the applicable Master Lease (including as a result of migration from adjacent properties not owned or operated by the Company or any of its affiliates other than Vencor and its direct affiliates). There can be no assurance that Vencor will have the financial capability to satisfy any such environmental claims. See "--Recent Developments Regarding Vencor" and "--Risk Factors--Dependence of the Company on Vencor." If Vencor is unable to satisfy such claims the Company will be required to satisfy the claims. The Company has agreed to indemnify Vencor against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the Master Leases.

  The Company did not have to make any material capital expenditures in 1999 and does not expect that it will have to make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances, and regulations during 2000.

Governmental Regulation

 General

  The operators of the Company's properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. The amounts of program payments received by the operators can be changed by legislative or regulatory actions and by determinations by agents for the programs. The Balanced Budget Act of 1997 (the "Budget Act") is intended to reduce the increase in Medicare payments by $115 billion and reduce the increase in Medicaid payments by $13 billion between 1998 through 2002 and made extensive changes in the Medicare and Medicaid programs. See "--Recent Developments Regarding Government Regulation" below. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. Further, on March 25, 1999, President Clinton signed legislation preventing nursing facility operators that decide to withdraw from the Medicaid program from evicting or transferring patients who are residents as of the effective date of withdrawal, and who rely on Medicaid to cover their long-term care expenses. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by the operators of the Company's properties, which currently are being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

  The operators of the Company's properties are subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations, and identified deficiencies that, if not corrected, can result in sanctions that include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company's properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships. Federal anti-kickback laws codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Laws") prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of its business, the operators of the Company's properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

  Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the Department of Health and Human Services ("HHS") periodically has issued regulations that describe some of the conduct and business relationships permissible under the Anti-kickback Laws ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of health care service providers that fail to satisfy the applicable Safe Harbors criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

  The operators of the Company's properties also are subject to Sections 1877 and 1903(s) of the Social Security Act, which restrict referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership interests or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. A violation of such laws and regulations could have a material adverse effect on these operators' liquidity, financial condition and results of operations which could affect adversely their ability to make rental payments to the Company.

  Government investigations and enforcement of health care laws has increased dramatically over the past several years and is expected to continue. The Health Insurance Portability and Accountability Act of 1996 (Pub. L. 104-191) ("HIPAA"), which became effective January 1, 1997, greatly expanded the definition of health care fraud and related offenses and broadened the scope to include private health care plans in addition to government payors. HIPAA also greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General to audit, investigate and prosecute suspected health care fraud. Private enforcement of health care fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients and nurses and other employees. These actions could have a material adverse effect on these operators' liquidity, financial condition and results of operations which could affect adversely their ability to make rental payments to the Company.

  The Budget Act also provides a number of additional anti-fraud and abuse provisions. The Budget Act contains new civil monetary penalties for an operator's violation of the Anti-kickback Laws and imposes an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. The Budget Act also provides a minimum ten-year period for exclusion from participation in federal health care programs for operators convicted of a prior health care offense.

  Some states require state approval for development and expansion of health care facilities and services, including findings of need for additional or expanded health care facilities or services. A certificate of need ("CON"), which is issued by governmental agencies with jurisdiction over health care facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator's ability to expand the Company's properties in certain circumstances.

  In the event that any operator of the Company's properties fails to make rental payments to the Company or to comply with the applicable health care regulations, and, in either case, such operators or their lenders fail to cure the default prior to the expiration of the applicable cure period, the ability of the Company to evict that operator and substitute another operator or operators may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on the Company's ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. In addition, the Company may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

 Long-Term Acute Care Hospitals

  All but two of the Company's hospitals are operated as long-term acute care hospitals. In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site certification surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid programs, which could in turn adversely impact Vencor's ability to make rental payments under the Master Leases.

  Hospitals that are certified by Medicare as long-term acute care hospitals are currently excluded from the prospective payment system that applies to acute care hospitals ("PPS"). A long-term acute care hospital has an average length of stay greater than 25 days. Inpatient operating costs for long-term acute care hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Medicare and Medicaid reimbursements generally are determined from annual cost reports filed by Vencor and other operators which are subject to audit by the respective agency administering the program. Under such programs of cost-based reimbursement, costs which will be accepted for reimbursement are limited by statutes, regulations and program policies relating to numerous factors, including necessity, reasonableness, related-party principles and relatedness to patient care.

 Nursing Facilities

  The operators of the Company's nursing facilities generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing facilities.

  The Budget Act also established a prospective payment system for Medicare skilled nursing facilities ("SNF") for cost reporting periods beginning on or after July 1, 1998 ("SNF PPS"). During a SNF's first three cost reporting periods under SNF PPS, the per diem rates are based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates will be based solely on federal costs. (The Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 (the "Refinement Act") permits an operator of a SNF to waive the three year transition period for a SNF and have that SNF immediately transitioned to the federal per diem rate.) The rates for such services were first published in the Federal Register on May 12, 1998, after the consummation of the 1998 Spin Off. The payments received under the new SNF PPS cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. Although there has been some payment relief under the

Refinement Act, the new SNF PPS has resulted, and will likely continue to result in, reduced reimbursement for the operators of the Company's properties relative to the period prior to the effective date of the SNF PPS, thereby adversely impacting the operators' ability to satisfy their obligations, including payment of rent, under the leases with the Company. See "--Recent Developments Regarding Government Regulation" below.

 Health Care Reform

  Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, between 1998 and 2002. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the period between 1998 and 2002 based on specific program baseline projections from 1993 to 1997. Virtually all spending reductions have come from health care operators and changes in program components. For certain health care providers, including hospitals, home health agencies, SNFs and hospices, implementation of the Budget Act has resulted in more drastic reimbursement reductions than had been anticipated. In an effort to provide some relief for those health care providers, Congress enacted the Refinement Act which provides for an additional $16.0 billion in funding over 5 years.

  The Budget Act reduced payments made to the hospitals operated by Vencor and others by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. The Budget Act also established SNF PPS for cost reporting periods beginning on or after July 1, 1998. During a SNF's first three cost reporting periods under SNF PPS, the per diem rates will be based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates will be based solely on federal rates. (The Refinement Act permits an operator to waive the three year transition of a SNF to the federal per diem rate.) The rates for such services were published by the Health Care Financing Administration ("HCFA") in the Federal Register on May 12, 1998. The payments received under PPS cover all services for Medicare patients in a Part A stay, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The payments that Vencor and others are receiving under SNF PPS are substantially less than before enactment of the Budget Act, even with increases under the Refinement Act. Vencor has been subject to SNF PPS since July 1, 1998.

  The Budget Act established the National Bipartisan Commission on the Future of Medicare, which held its first meeting on March 6, 1998, and charged it with reviewing and analyzing financial conditions of Medicare, identifying problems that threaten the financial integrity of the Medicare Trust Fund, and making recommendations to address the program's long-term financing challenges. The Commission recently concluded its deliberations without making an official recommendation, but proposals considered by the Commission remain under independent consideration by the Congress. The Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act.

  There can be no assurance that the Budget Act, the Refinement Act, future health care legislation, or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators which could have a material adverse effect on their ability to make rental payments to the Company.

 Recent Developments Regarding Government Regulation

  In response to widespread health care industry concern about the effects of the Budget Act, Congress passed the Refinement Act, which the President signed into law on November 29, 1999. The Refinement Act does not enact any fundamental changes in the Medicare system, but rather reverses or delays some of the reductions in Medicare payment increases mandated by the Budget Act. It is estimated that in the next five fiscal years this "givebacks" law will return to health care providers about $16.0 billion of the $115 billion the Budget Act was expected to cut from increases to the Medicare program. Specific providers receiving relief under the Refinement Act include skilled nursing facilities, which will receive temporary (effective April 1, 2000 to October 1, 2000) per diem payment increases for certain high cost patients, and outpatient rehabilitation therapy providers, which will no longer be subjected to a $1,500 annual cap on the amount of physical, occupational and speech therapy provided to a patient. The Refinement Act requires HHS to recommend a new payment policy for outpatient therapy by January 2001. The Refinement Act also specifies that the temporary per diem payment increase will be replaced by specific administrative rate increases. If such administrative rate increases are not final by October 1, 2000, the temporary per diem increases will remain in place. In addition, PPS rates are subject to a 4% inflationary adjustment effective October 1, 2000.

Federal Income Tax Considerations

  The Company intends to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year that ended December 31, 1999. The Company believes it has been organized and has operated in such a manner as to enable it to qualify as a REIT commencing with that taxable year, subject to its ability to meet the minimum distribution requirements as discussed below. The Company intends to continue to operate in such a manner as to enable it to so qualify. The Company's actual qualification and taxation as a REIT, however, will depend upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels, and stock ownership, the various qualification tests imposed under the Code. These tests are discussed below. No assurance can be given that the actual results of the Company's operations for any particular taxable year will satisfy such requirements. Although the Company is currently expected to qualify as a REIT for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or not elect to qualify as a REIT. For a discussion of the tax consequences of failing to qualify as a REIT, see "--Failure to Qualify," below.

  The discussion of "Federal Income Tax Considerations" set forth herein is not exhaustive of all possible tax considerations and is not tax advice. Moreover this summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder's circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Code, such as insurance companies, financial institutions and broker-dealers. The Code provisions governing the federal income tax treatment of REITs are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, possibly retroactively.

 Federal Income Taxation of the Company

  As noted above, the Company intends to make an election to be taxed as a REIT commencing with its taxable year that ended December 31, 1999 and to distribute 95% of its 1999 taxable income as a dividend on or prior to September 15, 2000. See "--Annual Distribution Requirements." With respect to that taxable year and subsequent taxable years, if the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on net income that it currently distributes to stockholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation. Notwithstanding its REIT election, however, the Company will be subject to federal income tax in the following circumstances. First, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its undistributed items of tax preference. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" (which is, in general, property acquired by foreclosure or otherwise on default of a loan secured by the property or property repossessed by the Company upon dispossessing a tenant after a lease default) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if the Company has net income from "prohibited transactions" (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the product of (a) the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test, and (b) a fraction intended to reflect the Company's profitability. Sixth, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than retained long-term capital gain the Company elects to treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior years, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company should receive rents from a tenant deemed not to be fair market value rents, or if the Company values its assets incorrectly, the Company may be liable for valuation penalties. Finally, if the Company acquires any asset from a C corporation (i.e., a corporation generally subject to full corporate level tax) in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation, and the Company recognizes gain on the disposition of such asset during the 10-year period (the "Recognition Period") beginning on the date on which such asset was acquired by the Company, then, to the extent of such asset's "Built-in Gain" (i.e., the excess of the fair market value of such property at the time of acquisition by the Company over the adjusted basis of such asset at such time), such gain will be subject to tax at the highest regular corporate rate applicable (as provided in regulations that have been announced but not yet promulgated (the "Built-in Gain Rules")).

  The Company owns appreciated assets that it held on January 1, 1999, the effective date of its anticipated REIT election. These assets are subject to the Built-in Gain Rules discussed above because the Company was a taxable C corporation prior to January 1, 1999. If the Company recognizes taxable gain upon the disposition of any of these assets within the ten-year Recognition Period, the Company generally will be subject to regular corporate income tax on that gain to the extent of the Built-in Gain in that asset as of January 1, 1999. The total amount of gain on which the Company can be taxed under the Built-in Gain Rules is limited to its net built-in gain at the time it became a REIT, i.e., the excess of the aggregate fair market value of its assets at the time it became a REIT over the adjusted tax bases of those assets at that time. The amount of any such capital gain realized would be limited to the extent of any available capital loss carryforwards. In connection with the sale of any assets, a portion of such gain could be treated as ordinary income instead of capital gain and be subject to taxation and/or the minimum REIT distribution requirements. See "--Annual Distribution Requirements" below.

 Requirements for Qualification

  To qualify as a REIT, the Company must elect to be so treated and must meet the requirements, discussed below, relating to the Company's organization, sources of income, nature of assets and distributions of income to stockholders.

 Organizational Requirements

  The Code defines a REIT as a corporation, trust or association (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year (the "100 Shareholder Rule"); (vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets. The 5/50 Rule and the 100 Shareholder Rule do not apply to the first taxable year for which an election is made to be taxed as a REIT; thus, these rules will not apply to the Company until the year 2000 (assuming as is anticipated that 1999 will be the Company's first taxable year as a REIT). As permitted by its certificate of incorporation, the Company has granted waivers of such ownership limitations to certain stockholders. Such waivers, in general, restrict such stockholders to owning less than 15% of the Common Stock of the Company, and terminate in circumstances where the stockholders' ownership of in excess of 9.9% of the Common Stock would jeopardize the Company's ability to elect (or maintain) REIT status.

  For purposes of the 5/50 Rule, an unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. A trust that is a qualified trust under Section 401(a) of the Code, however, generally is not considered an individual and the beneficiaries of such trust are treated as holding shares of a REIT in proportion to their actuarial interests in such trust for purposes of the 5/50 Rule. A REIT will be treated as having satisfied the 5/50 Rule if it complies with certain regulations for ascertaining the ownership of its stock and if it did not know (or after the exercise of reasonable diligence would not have known) that its stock was sufficiently closely held to cause it to violate the 5/50 Rule. See "--Annual Record Keeping Requirements" below.

  In order to prevent a concentration of ownership of the Company's stock that would cause the Company to fail the 5/50 Rule or the 100 Shareholder Rule, the Company amended its Certificate of Incorporation on April 30, 1998 to provide that no holder (with certain exceptions) is permitted to own, either actually or constructively under the applicable attribution rules of the Code, more than 9.0% of the Common Stock or 9.9% of any class of preferred stock issued by the Company. Certain persons who owned stock in the Company in excess of the foregoing limits on April 30, 1998 (the date that the Certificate of Incorporation was amended) are not subject to the general ownership limits applicable to other stockholders; rather, they generally are permitted to own up to the same percentage of the Company's outstanding stock that they owned on April 30, 1998. No holder, however, is permitted to own, either actually or constructively under the applicable attribution rules of the Code, any shares of any class of the Company's stock if such ownership would cause more than 50% in value of the Company's outstanding stock to be owned by five or fewer individuals or would result in the Company's stock being beneficially owned by fewer than 100 persons (determined without reference to any rule of attribution).

  To qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. The Company believes that at December 31, 1999 it did not have any accumulated earnings and profits that are attributable to periods during which the Company was not a REIT, although the IRS would be entitled to challenge that determination. For taxable years beginning after 2000, a distribution made to meet the requirement that a REIT may not have non-REIT earnings and profits will be treated, on a first-in, first-out basis, as made from earnings and profits which, if not distributed, would result in a failure to meet such requirement. Thus, such earnings and profits are deemed distributed first from earnings and profits that would cause such a failure, starting with the earliest Company year for which such failure would occur.

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

  Pursuant to Treasury Regulations relating to entity classification (the "Check-the-Box Regulations"), an unincorporated entity that has a single owner is disregarded as an entity separate from its owner for federal income tax purposes. The Company directly owns a 99% general partnership interest in the Operating Partnership and indirectly owns the remaining 1% limited partnership interest in the Operating Partnership through a wholly owned limited liability company. Under the Check-the-Box Regulations, the limited liability company, and therefore the Operating Partnership, is disregarded as an entity separate from the Company for federal income tax purposes.

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

 Income Tests

  To qualify as a REIT, the Company must satisfy certain annual gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" (defined below) and, in certain circumstances, interest) on certain types of temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing.

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

  Assuming that the Company's leases are "true" leases for tax purposes, rents received by the Company will qualify as "rents from real property" for purposes of the REIT gross income tests only if several additional conditions are satisfied. First, the amount of rent generally must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, amounts received from a tenant will not qualify as "rents from real property" if the Company, or an owner of 10% or more of the Company, directly or constructively is deemed to own 10% or more of the ownership interests in the tenant (a "Related Party Tenant"). Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease (based on the fair market values after 2000), then the portion of rent attributable to such personal property will not qualify as "rents from real property." Finally, for rents received to qualify as "rents from real property," the Company generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an "independent contractor" who is adequately compensated and from whom the Company derives no income. The "independent contractor" requirement, however, does not apply to the extent that the services provided by the Company are "usually or customarily rendered in connection with the rental of space for occupancy only," which are services of a type that a tax-exempt organization can provide to its tenants without causing its rental income to be unrelated business taxable income ("UBTI"). In addition, the "independent contractor" requirement does not apply to noncustomary services provided by the Company, the annual value of which does not exceed 1% of the gross income derived from the property with respect to which the services are provided (the "1% de minimis exception"). For this purpose, such services may not be valued at less than 150% of the Company's direct cost of providing the services. An "independent contractor" is defined as an entity that does not own (directly or indirectly) more than 35% of the Company's stock or an entity not more than 35% owned (directly or indirectly) by persons who own more than 35% of the Company's stock. If any class of stock of the Company or the person being tested as an independent contractor is regularly traded on an established securities market, only persons who directly or indirectly own 5% or more of such class of stock shall be counted in determining whether the 35% ownership limitations have been exceeded.

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

 Foreclosure Property

  General

  The foreclosure property rules permit the Company (by the Company's election) to foreclose or repossess properties without being disqualified as a result of receiving income that does not qualify under the gross income tests; however, a corporate tax is imposed upon net income from "foreclosure property" that is not otherwise "good REIT" income. Detailed rules specify the calculation of the tax. The after tax amount increases the amount the REIT must distribute each year.

  "Foreclosure property" includes any real property and any personal property incident to such real property acquired by bid at foreclosure or by agreement or process of law after there was a default or a default was imminent on the leased property. The 90 day grace period for the foreclosure property, during which the Company may operate the foreclosed property without an "independent contractor" or qualifying lessee, will begin on the date the Company acquires possession of the property.

  To maintain foreclosure property treatment after the 90 day grace period, the Company must cause the property to be managed by an "independent contractor" (from whom the Company derives or receives no income) or lease the property pursuant to a lease qualifying as a true lease for income tax purposes to an unrelated third party. Ownership of the tenant must not be attributed to the Company in violation of the related tenant rule of Section 856(d)(2)(B) (relating to 10% or more owned tenants). If the property is leased to a third party under a true lease, the foreclosure property rules are not then relevant.

  Foreclosure property treatment will end on the first day on which the REIT enters into a lease of the property that will give rise to income that is not good rental income under Section 856(c)(3). In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building, or other improvement more than 10 percent complete before default became imminent). Foreclosure property treatment may be extended up to six years.

  Health Care Properties

  The Company is permitted to terminate leases of "qualified health care properties" other than by reason of default or imminent default. Except as noted below, health care foreclosure properties are subject to the foreclosure property tax and other rules under the general foreclosure property rules.

  The differences between this special health care rule and the general foreclosure rule are that (i) the initial foreclosure property period is for two rather than three years, although it may be extended for the same aggregate six years, (ii) the lease may be terminated without requirement of default, and (iii) income from the independent contract is permitted if received as otherwise qualifying rent.

  A "qualified health care property" includes any real property and any personal property incident to such real property which is a "health care facility" or is necessary or incidental to the use of a health care facility. The qualified health care facility may be operated by an independent contractor from whom the REIT does not derive or receive any income other than certain qualifying lease income from an independent contractor.

 Asset Tests

  At the close of each quarter of its taxable year, the Company must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by cash or cash items (including certain receivables), government securities, "real estate assets" or, in cases where the Company raises new capital through stock or long-term (at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following the Company's receipt of such capital (the "75% asset test"). The term "real estate asset" includes interests in real property, interests in mortgages on real property to the extent the mortgage balance does not exceed the value of the associated real property, and shares of other

REITs. For purposes of the 75% asset test, the term "interest in real property" includes an interest in land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold in real property and an option to acquire real property (or a leasehold in real property). Second, of the investments not included in the 75% asset class, the value of any one issuer's debt and equity securities owned by the Company (other than the Company's interest in any entity classified as a partnership for federal income tax purposes, or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of the Company's total assets (the "5% asset test"), and the Company may not own more than 10% of any one issuer's outstanding voting securities or after 2000, 10% of the value of any one issuer's outstanding securities, subject to limited "safe harbor" exceptions for certain straight debt obligations (except for the Company's ownership interest in an entity that is disregarded for federal income tax purposes, that is classified as a partnership for federal income tax purposes or that is the stock of a qualified REIT subsidiary) (the "10% voting securities test"). In addition, no more than 20% of the value of the Company's assets can be represented by securities of taxable REIT subsidiaries (as defined below).

 Taxable REIT Subsidiaries

  The Company, however, is permitted to own up to 100% of a "taxable REIT subsidiary." To qualify as a taxable REIT subsidiary, both the Company and the subsidiary corporation must join in an election to treat the subsidiary corporation as a taxable REIT subsidiary. In addition, any corporation (other than a REIT or a qualified REIT subsidiary) of which a taxable REIT subsidiary owns, directly or indirectly, more than 35 percent of the vote or value is automatically treated as a taxable REIT subsidiary.

  A taxable REIT subsidiary can provide services to tenants of the Company's properties (even if such services were not considered services customarily furnished in connection with the rental of real property), and can manage or operate properties, generally for third parties, without causing amounts received or accrued directly or indirectly by the Company for such activities to fail to be treated as rents from real property. However, rents paid to the Company generally are not qualified rents if the Company owns more than 10% (by vote or value) of the corporation paying the rents. Nevertheless, qualified rents do include rents that are paid by taxable REIT subsidiaries and that also meet a limited rental exception (where 90% of space is leased to third parties at comparable rents) and an exception for rents from certain lodging facilities (operated by an independent contractor).

  Moreover, the taxable REIT subsidiary cannot directly or indirectly operate or manage a lodging or health care facility, subject to special rules for certain lodging facilities.

  Also, the taxable REIT subsidiary generally cannot provide to any person rights to any brand name under which hotels or health care facilities are operated, unless the rights are provided to an independent contractor to operate or manage a lodging facility, if the rights are held by the taxable REIT subsidiary as licensee or franchisee and the lodging facility is owned by the taxable REIT subsidiary or leased to it by the Company.

  The taxable REIT subsidiary cannot deduct interest in any years that would exceed 50% of the taxable REIT subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary for amounts paid to the Company is determined to be other than at arm's length ("redetermined" items), an excise tax of 100% is imposed on the portion that was excessive, with limited "safe harbor" exceptions.

  If the Company should fail to satisfy the asset tests at the end of a calendar quarter except for its first calendar quarter, such a failure would not cause it to fail to qualify as a REIT or to lose its REIT status if (i) it satisfied all of the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of the Company's assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by an acquisition of nonqualifying assets. If the condition described in clause (ii) of the preceding sentence were not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose. The Company intends to maintain adequate records of the value of its assets to ensure compliance with the asset tests and to take such other actions as may be required to comply with those tests.

 Annual Distribution Requirements

  In order to be taxed as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (i) the sum of (A) 95% (90% for taxable years beginning after December 31, 2000) of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and
(B) 95% (90% for taxable years beginning after December 31, 2000) of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95% (90% for taxable years beginning after December 31, 2000), but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than long-term capital gain the Company elects to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. In addition, during its Recognition Period, if the Company disposes of any assets subject to the Built-in Gain Rules, the Company will be required, pursuant to guidance issued by the IRS, to distribute at least 95% of the Built-in Gain (after tax), if any, recognized on the disposition of the asset.

  It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Accordingly, the Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation, as a result of timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at the Company's taxable income, or as a result of nondeductible expenses such as principal amortization or repayments, or capital expenditures in excess of noncash deductions. In the event that such timing differences or other cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

  Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to stockholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Although the Company may be able to avoid being taxed on amounts distributed as deficiency dividends, it will be required to pay a 4% excise tax and interest to the IRS based upon the amount of any deduction taken for deficiency dividends.

  The Company believes that it has met all of the tests required to be met as of December 31, 1999 in order to qualify as a REIT for 1999, with the exception of the annual distribution requirement. As discussed above, the Company can meet the annual distribution requirement through payment of 95% of its taxable income, less dividends paid in February 1999, by no later than September 15, 2000 (the extended due date of its 1999 federal income tax return). The 1999 dividend may be satisfied by a combination of cash and a distribution of Vencor equity, which the Company expects to receive as part of the Vencor reorganization, if it occurs, or other property or securities. Since such distributions were not made by January 31, 2000, the Company is required to pay a 4% non-deductible excise tax on the portion of the distribution not paid by January 31, 2000. Failure to pay the required REIT dividend in 2000 with respect to 1999 would result in the Company not qualifying as a REIT in 1999 and being subject to substantial past due federal, state and local taxes, interest and penalties. Although the Company currently expects to qualify as a REIT for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT.

 Annual Record Keeping Requirements

  In its first taxable year in which it qualifies as a REIT and thereafter, the Company is required to maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding shares. The Company believes that it has complied with these requirements for 1999. The Company will be subject to a penalty of $25,000 ($50,000 for intentional violations) for any year in which it does not comply with the rules.

 Failure to Qualify

  If the Company does not make an election to be taxed as a REIT because it cannot meet the applicable requirements for REIT qualification, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates except to the extent of net operating loss and capital loss carryforwards. Distributions to stockholders will not be deductible by the Company, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. If the Company does not make an election to be taxed as a REIT with respect to 1999, it will not for that reason be prevented from making an election to be taxed as a REIT with respect to any subsequent taxable year.

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

 Taxation of U.S. Stockholders

  As used herein, the term "U.S. Stockholder" means a holder of the Company's Common Stock that for U.S. federal income tax purposes is (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created or organized in or under the laws of the United States or of any political subdivision thereof, (iii) an estate whose income from sources without the United States is includible in gross income for U.S. federal income tax purposes regardless of its connection with the conduct of a trade or business within the United States or (iv) any trust with respect to which
(A) a U.S. court is able to exercise primary supervision over the administration of such trust and (B) one or more U.S. persons have the authority to control all substantial decisions of the trust.

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

  If the Company should become a closely held REIT, any person owning at least 10% (by vote or value) of the Company is required to accelerate the recognition of year-end dividends attributable to the Company, for purposes of such person's estimated tax payments. A closely held REIT is defined as one in which at least 50% (by vote or value) is owned by five or fewer persons. Attribution rules apply to determine ownership.

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

  Under Regulations that are currently in effect, dividends paid to an address in a country outside the United States generally are presumed to be paid to a resident of such country for purposes of determining the applicability of withholding discussed above and the applicability of a tax treaty rate. Regulations issued in October 1997, however, provide that a Non-U.S. Stockholder who wishes to claim the benefit of an applicable treaty rate must satisfy certain certification and other requirements. Such Regulations generally will be effective for distributions made after December 31, 2000.

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

  In general, the sale or other taxable disposition of the Common Stock by a Five Percent Non-U.S. Stockholder (as defined below) also will not be subject to United States federal income tax if the Company is a "domestically controlled REIT." A REIT is a "domestically controlled REIT" if, at all times during the five-year period preceding the relevant testing date, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders (taking into account those persons required to include the Company's dividends in income for United States federal income tax purposes). Although the Company believes that it currently qualifies as a "domestically controlled REIT," because the Common Stock is publicly traded, no assurance can be given that the Company will qualify as a domestically controlled REIT at any time in the future. If the Company does not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder will be taxable in the same manner as a U.S. Stockholder with respect to gain on the sale of the Common Stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

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

  The Treasury Department issued final Regulations in October 1997 concerning the withholding of tax and information reporting for certain amounts paid to non-resident alien individuals and foreign corporations. These new withholding rules alter the current withholding regime, and generally will be effective for distributions made after December 31, 2000. Stockholders should consult their tax advisors concerning the impact, if any, of these new Regulations on their ownership of shares of the Common Stock.

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

Employees

  As of December 31, 1999, the Company had ten full-time employees. The Company considers its relationship with its employees to be good.

Insurance

  The Company maintains, or requires in its leases that its tenants maintain, appropriate liability and casualty insurance on its assets and operations. Under the Master Leases, Vencor is required to maintain, at its expense, certain insurance coverages related to the properties under the Master Leases and Vencor's operations at the related facilities. See "--The 1998 Spin Off." There can be no assurance that Vencor and the Company's other tenants will maintain such insurance and any failure by Vencor or the Company's other tenants to do so could have a Material Adverse Effect on the Company. The Company believes that Vencor and its other tenants are in substantial compliance with the insurance requirements contained in their respective leases with the Company.

  The Company believes that the amount and coverage of its insurance protection is customary for similarly situated companies in its industry. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of insurance coverage.

                                 RISK FACTORS

Dependence of the Company on Vencor

  The Company leases substantially all its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues, accounting for approximately 98.5% (98.3%, net of write-offs) of the Company's revenues in 1999.

  The operations of Vencor have been negatively impacted by changes in governmental reimbursement rates, by its current level of indebtedness and by certain other factors. Vencor filed for protection under chapter 11 of the Bankruptcy Code on September 13, 1999. See "--Effects of Bankruptcy Proceedings." Vencor's financial condition, ability and willingness to meet its rent obligations will determine the Company's revenues and the Company's ability to service its indebtedness and to make distributions to its stockholders. In addition, any failure by Vencor to conduct its operations effectively could have a Material Adverse Effect on the Company. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases. Since the Master Leases are structured as triple-net leases under which Vencor is responsible for all or substantially all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Vencor to satisfy its obligations under the Master Leases would have a Material Adverse Effect on the Company. In addition, the credit standing of the Company is affected by the general creditworthiness of Vencor.

  Due to the Company's dependence on Vencor's rental payments as the primary source of the Company's revenues, the Company may be negatively affected by enforcing its rights under the Master Leases or by terminating a Master Lease. If Vencor fails to comply with the terms of a Master Lease or to comply with applicable health care regulations and, in either case, Vencor or its lenders fail to cure such default within the specified cure period, the Company may have to find another lessee/operator for the properties covered by one or all of the Master Leases. While the Company is attempting to locate one or more lessee/operators there could be a decrease or cessation of rental payments by Vencor. There can be no assurance that the Company will be able to locate another suitable lessee/operator or that if the Company is successful in locating such an operator, that the rental payments from such new operator would not be materially less than the existing rental payments. The ability of the Company to locate another suitable lessee/operator may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change of ownership rules.

  In addition, pursuant to the 1998 Spin Off, the Company assigned to Vencor and Vencor assumed the Third Party Leases, and the rights, obligations and duties as a tenant thereunder, as well as the Third Party Guarantees. The rent obligation under the Third Party Leases for the year ending December 31, 2000 is expected to be approximately $35.3 million, and the aggregate exposure under the Third Party Guarantees is approximately $49.8 million. See "Note 8-- Transactions With Vencor--The 1998 Spin Off" to the Consolidated Financial Statements. In connection with these assignments, the Company may remain liable for substantially all of the obligations under the Third Party Leases and the Third Party Guarantees. Vencor has indemnified the Company for any losses, claims, liabilities and the like which may be incurred by or asserted against the Company in connection with the Third Party Leases and the Third Party Guarantees. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the arrangements or the indemnification or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Vencor or certain third party subtenants are unable or unwilling to satisfy such obligations, the Company may be obligated to satisfy the obligations under the Third Party Leases and the Third Party Guarantees. In that event, the Company may be entitled to receive revenues from the leased properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. Of the aggregate exposure under the Third Party Guarantees, Atria also has directly guaranteed and agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of one of the Third Party Guarantees in an aggregate principal amount of $34.5 million. Although the Company is engaged in discussions with Atria in an effort to have the $34.5 million liability formally assumed by Atria and the Company released from the liability, there can be no assurance that the Company will be successful in its attempt to be released from this liability. The Company's performance of these obligations could have a Material Adverse Effect on the Company. Failure to maintain REIT status would result in the Company incurring federal, state and local taxes, interest and penalties.

  In connection with the 1998 Spin Off, Vencor agreed to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Vencor agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the health care operations or (b) were asserted after the 1998 Spin Off and which arise out of the ownership and operation of the health care operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations.

   There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. For example, Vencor has not agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant to and subject to the applicable provisions of the Bankruptcy Code. If Vencor does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. In addition, if Vencor's plan of reorganization is consummated, it is likely that the Company will be required to make payments to settle certain government claims which will not be subject to recovery from or indemnification by Vencor. The Company's performance of these obligations and/or the assumption of the defense of such claims could have a Material Adverse Effect on the Company.

   In connection with the 1998 Spin Off, the Company sold or otherwise transferred substantially all of the Company's books and records relating to the hospital, nursing facility and ancillary services businesses to Vencor. Therefore, the Company must rely on Vencor in order to examine and/or obtain copies of such books and records. The failure of Vencor to provide the Company with access to or copies of such books and records could have a Material Adverse Effect on the Company.

Effects of Bankruptcy Proceedings

  Vencor filed for protection under chapter 11 of the Bankruptcy Code on September 13, 1999. Several other tenants of the Company also have filed for bankruptcy protection. See "--Recent Developments Regarding Vencor" and "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements. The limitations imposed by federal bankruptcy law on the ability of the Company to enforce its agreements with these parties could have a Material Adverse Effect on the Company.

  The Company's ability to manage its assets and operations is subject to federal and state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents, and with respect to tenants of the Company who are subject to a bankruptcy proceeding, to federal bankruptcy laws. If a tenant files for bankruptcy protection, the tenant, including without limitation Vencor, should have an obligation to pay rent to the Company as landlord during the pendency of the proceeding and pending the assumption or rejection of the respective lease. The tenants, however, may dispute the amount of rent to be paid pending the assumption or rejection of a lease. If the tenant assumes a real property lease, it generally must do so pursuant to the original contract terms and it must cure pre-petition and post-petition defaults under the lease unless the landlord has agreed to modify the contract terms or the bankruptcy court orders the terms modified. If the tenant rejects a real property lease, the Company may lease the property to another tenant. See "--Lack of Control Over Properties." If a tenant becomes insolvent or files for bankruptcy protection, there can be no assurance that the Company will be able to timely recover the premises from the tenant or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. There can also be no assurance that the Company will receive rent in the proceeding equal to the amount set forth in the leases or sufficient to cover the Company's expenses with respect to the premises. If a tenant becomes subject to federal bankruptcy protection, the Bankruptcy Code will apply, which may restrict the amount and recoverability of the Company's claims against the tenant. In addition, the automatic stay provisions of the Bankruptcy Code prevent a party from exercising certain of its contractual rights, including the right to payment of amounts past due, while the debtor is subject to federal bankruptcy protection. These proceedings could have a Material Adverse Effect on the Company.

  In connection with Vencor's bankruptcy filing, the Company and Vencor entered into a Stipulation for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. During the period in which the Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend Ventas for any and all claims relating to the health care operations and assets and liabilities transferred to Vencor in the

1998 Spin Off. Vencor has not, however, agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Stipulation and/or rejection by Vencor of the Spin Agreements could have a Material Adverse Effect on the Company. See "--Recent Developments Regarding Vencor."

  In addition, Vencor, as a debtor in possession in a bankruptcy case commenced under the Bankruptcy Code, or any trustee appointed for it, could seek to avoid one or more transfers made and obligations incurred as part of or subsequent to the 1998 Spin Off under the bankruptcy avoidance powers. Such transfers and obligations could be avoided if, among other things, they were preferential or otherwise were made or incurred with the actual intent to delay, hinder or defraud creditors. They also could be avoided if, as of the 1998 Spin Off, Vencor did not receive fair consideration or reasonably equivalent value in exchange for the transfers and obligations made and incurred by it and, at the time of the 1998 Spin Off, Vencor (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or
(iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature.

  The Company believes that Vencor was solvent (in accordance with the foregoing definitions) at the time of 1998 Spin Off, was able to repay its debts as they matured following the 1998 Spin Off and had sufficient capital to carry on its business. Moreover, the Company at the time of the 1998 Spin Off received third party opinions as to Vencor's solvency and the adequacy of Vencor's capitalization. There is no certainty, however, that a court would reach the same conclusions in determining whether Vencor was insolvent or adequately capitalized at the time of, or after giving effect to, the 1998 Spin Off or that any transfer would not be avoided on other grounds.

Substantial Leverage and Ability to Raise Capital

  On January 31, 2000, the Company finalized an agreement with all of its lenders under the Bank Credit Agreement to restructure its debt under the Bank Credit Agreement on a long term basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. The Company is highly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of principal and interest on indebtedness. The Company is dependent upon lease payments from Vencor to meet its interest expense and principal repayment obligations under its current debt facilities. If the Company's cash flow from operations was not sufficient to meet all scheduled debt payments, the Company would be required to obtain additional borrowings or raise equity to meet its required debt payments. The ability of the Company to incur additional indebtedness is restricted by the terms of the Amended Credit Agreement. In addition, adverse economic conditions could cause the terms on which the Company can obtain additional borrowings to become unfavorable. In such circumstances, the Company may be required to raise equity in the capital markets or liquidate one or more investments in properties at times that may not permit realization of the maximum return on such investments, and which could result in adverse tax consequences to the Company. In addition, certain health care regulations may constrain the ability of the Company to sell assets. There can be no assurance that the Company will be able to meet its debt service obligations and the failure to do so could have a Material Adverse Effect on the Company.

Lack of Control Over Properties

  The Company is dependent on the ability of Vencor, as triple-net lessee under the Master Leases, and its other lessees to manage and maintain the Company's leased properties. The Company may be unable to take action if it believes Vencor or such other lessees are operating one of the leased properties inefficiently or in a manner adverse to the Company's interests. See "--Effects of Bankruptcy Proceedings" and "Business--The 1998 Spin Off-- Master Lease Agreements." If a Master Lease or property under a Master Lease is rejected or otherwise returned to the Company, the Company would have to locate a suitable lessee/operator for the property. There can be no assurance that the Company will be able to locate another suitable lessee/operator or that if the Company is successful in locating such an operator, that the rental payments from such new operator would not be materially less than the existing rental payments. In addition, the ability of the Company to locate another suitable lessee/operator may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as Medicare and Medicaid change of ownership rules.

Conflicts of Interest

  Because of the pre-existing ownership interests and interrelationships between certain members of management and directors of the Company and Vencor, there may be conflicts of interest and loyalties with respect to the ongoing operations of the Company and Vencor. Currently, however, the Company and Vencor have no common officers, directors or, to the Company's knowledge, common ownership by stockholders owning greater than 10% of both companies. In addition, the Independent Committee of the Company's Board of Directors has been formed for the purpose of ensuring arm's length transactions and dealings between the Company and Vencor.

Health Care Industry Risks

 Dependence on Health Care Industry

  Because all of the properties are used as health care facilities, the Company is directly affected by the risks associated with the health care industry. The ability of Vencor and the Company's other tenants and operators to generate profits and pay rent under their leases may be adversely affected by such risks. See "Business--Governmental Regulation."

  Vencor and the other lessees derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. The Budget Act is intended to reduce the increase in Medicare payments by $115 billion and reduce the increase in Medicaid payments by $13 billion between 1998 through 2002 and made extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk of operating a health care facility. Efforts to impose greater discounts and more stringent cost controls by private payors are expected to continue. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by Vencor and other lessees which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Vencor and other lessees, which, in turn, could have a Material Adverse Effect on the Company.

 Extensive Regulation

  The health care industry is subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations. If not corrected, deficiencies can result in sanctions which include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company's properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships. The Anti-kickback Laws prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of their businesses, the Company's operators are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. See "Business--Governmental Regulation."

  The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on the operators' results of operations, financial condition, and their ability to make rental payments to the Company.

  In the event that any operator of the Company's properties fails to make rental payments to the Company or to comply with the applicable health care regulations and, in either case, such operators or their lenders fail to cure the default prior to the expiration of the applicable cure period, the ability of the Company to evict that operator and substitute another operator or operators may be materially delayed or limited by bankruptcy rules and by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on the Company's ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. In addition, the Company may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

 Health Care Reform

  Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, between 1998 and 2002. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the period between 1998 and 2002 based on specific program baseline projections from the last five years. Virtually all spending reductions will come from health care operators and changes in program components.

  The Budget Act reduced payments made to the hospitals operated by Vencor by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. The Budget Act also established SNF PPS for Medicare cost reporting periods beginning on or after July 1, 1998. During a nursing facilities' first three cost reporting periods under SNF PPS, the per diem rates will be based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates will be based solely on federal costs. The rates for such services were published by HCFA in the Federal Register on May 12, 1998. The payments received under SNF PPS cover all services for Medicare Part A patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The payments that Vencor is receiving under SNF PPS are substantially less than before enactment of the Budget Act and will remain so even after the effective date of the Refinement Act. Vencor has been subject to SNF PPS since July 1, 1998.

  The Budget Act established the National Bipartisan Commission on the Future of Medicare, which held its first meeting on March 6, 1998, and charged it with reviewing and analyzing financial conditions of Medicare, identifying problems that threaten the financial integrity of the Medicare Trust Fund, and making recommendations to address the program's long-term financing challenges. This Commission recently concluded its deliberations without making an official recommendation, but proposals considered by the commission remain under independent consideration by the Congress. The Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act.

  There can be no assurance that the Budget Act, future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators which could have a material adverse effect on their ability to make rental payments to the Company and a Material Adverse Effect on the Company.

Implementation of Original Business Strategy

  At the time of the 1998 Spin Off, the business strategy of the Company was to diversify itself from its Vencor tenant concentration. However, current conditions have impeded this strategy. Also, the terms of the Amended Credit Agreement significantly limit the Company's ability to acquire or swap assets. See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. Currently, the Company has no plans to acquire additional assets. If the Company obtains the contractual ability to acquire and swap assets under the terms of its credit arrangements, and if Vencor has stabilized its financial condition, the Company intends to re-implement its original business strategy, assuming it has the financial flexibility at that time to do so. Accordingly, if the Company does begin to pursue acquisitions or development of additional health care or other properties, it may encounter certain risks and/or financing constraints. Acquisitions entail general investment risk associated with any real estate investments, including risks that investments will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate, and the inability of the lessee/operator to meet performance expectations. The Company does not presently contemplate any development projects, although if the Company were to pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion. The fact that the Company must distribute 95% of its net taxable income in order to maintain its qualification as a REIT may limit the Company's ability to rely upon rental payments from its properties or subsequently acquired properties to finance acquisitions or new developments. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions or development activities might be curtailed or cash available for distribution would be affected adversely.

  The Company would compete for investment opportunities with entities that have substantially greater financial resources than the Company. The Company's ability to compete successfully for such opportunities is affected by many factors, including the cost to the Company of obtaining debt and equity capital at rates comparable to or better than its competitors. Competition generally may reduce the number of suitable investment opportunities available to the Company and increase the bargaining power of property owners seeking to sell, thereby impeding the implementation of the Company's business strategy.

Risks Associated with REIT Status

 Failure to Qualify

  If the Company does not make an election to be taxed as a REIT because it cannot meet the applicable requirements for REIT qualification or because it chooses not to make such election, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders will not be deductible by the Company, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. If the Company does not make an election to be taxed as a REIT with respect to the taxable year, it will not for that reason be prevented from making an election to be taxed as a REIT with respect to any subsequent taxable year. However, in such case the Company will be liable for federal, state and local income taxes on its 1999 taxable income and will incur interest and penalties.

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

 Inability to Maintain Required Distributions

  The Company is required to make distributions to its stockholders to comply with the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement and to avoid the nondeductible excise tax. See "-- Federal Income Tax Considerations--Annual Distribution Requirements." It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Accordingly, the Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation, as a result of timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at the Company's taxable income, or as a result of nondeductible expenses such as principal amortization or repayments, or capital expenditures in excess of noncash deductions. In the event that such timing differences or other cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate. Although the Company currently expects to qualify as a REIT for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT.

Potential Liabilities Due to Fraudulent Transfer Considerations, Legal Dividend Requirements and Other Claims

 The Company

  The 1998 Spin Off, including the simultaneous distribution of the Vencor common stock to the Ventas stockholders, is subject to review under fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy of the Company or any of its respective subsidiaries) were to determine that, as of the 1998 Spin Off, the Company did not receive fair consideration or reasonably equivalent value for distributing the stock distributed in the 1998 Spin Off and, at the time of the 1998 Spin Off, the Company or any of its subsidiaries (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things order the holders of the stock distributed in the 1998 Spin Off to return the value of the stock and any dividends paid thereon and/or invalidate, in whole or in part, the 1998 Spin Off as a fraudulent conveyance.

 Vencor

  Although Vencor has not formally asserted a claim, Vencor's legal counsel has raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim or other claim is ultimately asserted by Vencor, its creditors, or others, the ultimate outcome of any such claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If a Vencor plan of reorganization is confirmed according to the terms of the September 1999 Agreement in Principle, the potential claims relating to the 1998 Spin Off will be released. However, there can be no assurance that Vencor will be successful in achieving a plan of reorganization or that such releases will be included in a Vencor plan of reorganization which may be confirmed. If these claims were to prevail, they would have a Material Adverse Effect on the Company. See "Note 8--Transactions with Vencor" and "Note 11--Litigation" to the Consolidated Financial Statements.

 Legal Dividend Requirements

  In addition, the 1998 Spin Off is subject to review under state corporate distribution and dividend statutes. Under Delaware law, a corporation may not pay a dividend to its stockholders if (i) the net assets of the corporation do not exceed its capital, unless the amount proposed to be paid as a dividend is less than the corporation's net profits for the current and/or preceding fiscal year in which the dividend is to be paid, or (ii) the capital of the corporation is less than the aggregate amount allocable to all classes of its preferred stock.

  The Company believes that (i) the Company and each of its subsidiaries were solvent (in accordance with the foregoing definitions) at the time of 1998 Spin Off, were able to repay their debts as they matured following the 1998 Spin Off and had sufficient capital to carry on their respective businesses and (ii) the 1998 Spin Off was consummated entirely in compliance with Delaware law. There is no certainty, however, that a court would reach the same conclusions in determining whether the Company was insolvent at the time of, or after giving effect to, the 1998 Spin Off or whether lawful funds were available for the 1998 Spin Off.

 The Spin Agreements

  The Spin Agreements provide for the allocation, immediately prior to the 1998 Spin Off, of certain debt of the Company. Further, pursuant to the Spin Agreements, from and after the date of the 1998 Spin Off, each of the Company and Vencor is responsible for the debts, liabilities and other obligations related to the businesses which it owns and operates following the consummation of the 1998 Spin Off. It is possible that a court would disregard the allocation agreed to among the parties and require the Company or Vencor to assume responsibility for obligations allocated to the other, particularly if the other were to refuse or to be unable to pay or perform the subject allocated obligations. See "--Effects of Bankruptcy Proceedings," "Business-- Recent Developments Regarding Vencor" and "Note 11--Litigation" to the Consolidated Financial Statements.

Tax Claims

  Following the Company's REIT election, if and when it is made, the Company will be deemed to be a former C corporation for income tax purposes. As such, the Company potentially remains subject to corporate level taxes for any asset dispositions occurring between January 1, 1999 and December 31, 2008. See "Note 7--Income Taxes" to the Consolidated Financial Statements. The Internal Revenue Service is currently reviewing the federal income tax returns for tax years ending December 31, 1996 and 1995 of the Company (which then operated under the name Vencor). The income tax returns for the Company for subsequent years are also subject to a review.

Item 2. Properties

  The Company believes that it has a diversified portfolio of health care facilities in terms of geography and the health care services provided at such facilities. The Company believes that the geographic diversity of the properties makes the portfolio less susceptible to adverse changes in state regulation and regional economic downturns. The long-term acute care hospitals owned by the Company primarily provide long-term acute care to medically complex, chronically ill patients, covering approximately 4,171 beds in 45 hospitals. The nursing facilities owned by the Company are leading providers of rehabilitation services, including physical, occupational and speech therapies, and care for patients with Alzheimer's disease, covering approximately 27,992 beds in 218 nursing facilities. The personal care facilities owned by the Company provide services including supporting living services, neurorehabilitation, neurobehavioral management and vocational programs, covering approximately 136 beds in eight centers.

  The following tables set forth information for each of the Master Leases and the facilities leased thereunder based on the contract rental amounts for 1999. The chart also includes under the heading "Other Facilities" those properties under leases with non-Vencor lessees. The 1999 rental income reflects the stated contract rent, as opposed to amounts paid pursuant to the Stipulation, without regard to write-offs:

                                                                                       Licensed            Licensed
                                                                        Number of      Skilled  Number of  Personal
                                             Number of     Licensed      Skilled       Nursing   Personal    Care
                              1999 Rental     Hospital     Hospital      Nursing       Facility    Care    Facility
                                Income    Facilities ("H")   Beds   Facilities ("SNF")   Beds   Facilities   Beds
                              ----------- ---------------- -------- ------------------ -------- ---------- --------
                                ($'s in
                              Thousands)
Master Lease 1..............   $ 46,115           9           971           45           5,823      --        --
Master Lease 2..............     44,541          10           768           38           4,877      --        --
Master Lease 3..............     46,296           9           841           43           5,627      --        --
Master Lease 4 and Corydon..     88,167          17         1,591           84          10,490      --        --
                               --------         ---         -----          ---          ------     ---       ---
TOTAL ALL VENCOR
 FACILITIES.................    225,119          45         4,171          210          26,817      --        --
Other Facilities............      3,481          --            --            8           1,175       8       136
                               --------         ---         -----          ---          ------     ---       ---
TOTAL ALL FACILITIES........   $228,600          45         4,171          218          27,992       8       136
                               ========         ===         =====          ===          ======     ===       ===

                                                                       Facility
Facility Name                                          City      State   Type
-------------                                     -------------- ----- --------
MASTER LEASE 1
Rehabilitation & Healthcare Center of Birmingham
 (1)............................................  Birmingham      AL     SNF
Desert Life Rehabilitation & Care Center........  Tucson          AZ     SNF
Vencor Hospital--Ontario........................  Ontario         CA      H
Magnolia Gardens Care Center....................  Burlingame      CA     SNF
Maywood Acres Healthcare Center.................  Oxnard          CA     SNF
Cherry Hills Health Care Center.................  Englewood       CO     SNF
Hamilton Rehabilitation & Healthcare Center.....  Norwich         CT     SNF
Homestead Health Center.........................  Stamford        CT     SNF
Vencor Hospital--St. Petersburg.................  St. Petersburg  FL      H
Vencor Hospital--Central Tampa..................  Tampa           FL      H
Titusville Rehabilitation & Nursing Center......  Titusville      FL     SNF
Bay Pointe Nursing Pavilion.....................  St. Petersburg  FL     SNF
Rehabilitation & Healthcare Center of Tampa.....  Tampa           FL     SNF
Rehabilitation & Health Center of Cape Coral....  Cape Coral      FL     SNF
Casa Mora Rehabilitation & Ext Care (1).........  Bradenton       FL     SNF
Lafayette Nursing & Rehabilitation Center.......  Fayetteville    GA     SNF
Hillcrest Rehabilitation Care Center............  Boise           ID     SNF
Nampa Care Center...............................  Nampa           ID     SNF
Weiser Rehabilitation and Care Center...........  Weiser          ID     SNF
Vencor Hospital--Sycamore.......................  Sycamore        IL      H
Rolling Hills Health Care Center................  New Albany      IN     SNF
Windsor Estates Health & Rehabilitation Ctr.....  Kokomo          IN     SNF
Parkwood Health Care Center.....................  Lebanon         IN     SNF
Columbus Health & Rehabilitation Center.........  Columbus        IN     SNF
Oakview Nursing & Rehabilitation Center.........  Calvert City    KY     SNF
Maple Manor Healthcare Center...................  Greenville      KY     SNF
Crawford Skilled Nursing & Rehabilitation
 Center.........................................  Fall River      MA     SNF
Hallmark Nursing & Rehabilitation Center........  New Bedford     MA     SNF
Hillcrest Nursing Home..........................  Fitchburg       MA     SNF
Country Gardens Sk. Nursing & Rehabilitation....  Swansea         MA     SNF

                                                                       Facility
Facility Name                                          City      State   Type
-------------                                     -------------- ----- --------
Franklin Sk. Nursing & Rehabilitation Center....  Franklin        MA     SNF
Eastside Rehabilitation and Living Center.......  Bangor          ME     SNF
Kennebunk Nursing Center........................  Kennebunk       ME     SNF
Vencor Hospital--Metro Detroit..................  Detroit         MI      H
Vencor Hospital--Kansas City....................  Kansas City     MO      H
LaSalle Healthcare Center.......................  Durham          NC     SNF
Guardian Care of Henderson......................  Henderson       NC     SNF
Guardian Care of Kinston........................  Kinston         NC     SNF
Guardian........................................  Elizabeth City  NC     SNF
Greenbriar Terrace Healthcare (1)...............  Nashua          NH     SNF
Torrey Pines Care Center........................  Las Vegas       NV     SNF
West Lafayette Rehabilitation & Nursing Ctr.....  West Lafayette  OH     SNF
Cambridge Health & Rehabilitation Center........  Cambridge       OH     SNF
Health Havens Nursing & Rehabilitation Center...  E. Providence   RI     SNF
Primacy Healthcare & Rehabilitation Center......  Memphis         TN     SNF
Vencor Hospital--Ft. Worth Southwest............  Ft. Worth       TX      H
Vencor Hospital--Houston Northwest..............  Houston         TX      H
Vencor Hospital--Ft. Worth West.................  Ft. Worth       TX      H
Wasatch Valley Rehabilitation...................  Salt Lake City  UT     SNF
Harbour Pointe Med. & Rehabilitation Ctr........  Norfolk         VA     SNF
Bay Pointe Medical & Rehabilitation Centre......  Virginia Beach  VA     SNF
Lakewood Healthcare Center......................  Lakewood        WA     SNF
San Luis Medical & Rehabilitation Center........  Greenbay        WI     SNF
Colonial Manor Medical & Rehabilitation Center..  Wausau          WI     SNF

MASTER LEASE 2
Rehabilitation & Healthcare Center of Mobile
 (1)............................................  Mobile          AL     SNF
Villa Campana Health Center.....................  Tucson          AZ     SNF
THC--Orange County..............................  Orange County   CA      H
Californian Care Center.........................  Bakersfield     CA     SNF
Alta Vista Healthcare Center....................  Riverside       CA     SNF
Brighton Care Center............................  Brighton        CO     SNF
Camelot Nursing & Rehabilitation Center.........  New London      CT     SNF
Parkway Pavilion Healthcare.....................  Enfield         CT     SNF
Vencor Hospital--Hollywood......................  Hollywood       FL      H
Healthcare & Rehabilitation Ctr of Sanford......  Sanford         FL     SNF
Carrollwood Care Center.........................  Tampa           FL     SNF
Windsor Woods Convalescent Center...............  Hudson          FL     SNF
Highland Pines Rehabilitation Center............  Clearwater      FL     SNF
Savannah Rehabilitation & Nursing Center........  Savannah        GA     SNF
Specialty Care of Marietta......................  Marietta        GA     SNF
Emmett Rehabilitation and Healthcare............  Emmett          ID     SNF
Meadowvale Health & Rehabilitation Center.......  Bluffton        IN     SNF
Wedgewood Healthcare Center.....................  Clarksville     IN     SNF
Cedars of Lebanon Nursing Center................  Lebanon         KY     SNF
Riverside Manor Health Care.....................  Calhoun         KY     SNF
Danville Centre for Health & Rehabilitation.....  Danville        KY     SNF
Vencor Hosp--Boston Northshore..................  Peabody         MA      H
Vencor Hospital--Boston.........................  Boston          MA      H
Presentation Nursing & Rehabilitation Center....  Brighton        MA     SNF

                                                                       Facility
Facility Name                                         City       State   Type
-------------                                   ---------------- ----- --------
Sachem Nursing & Rehabilitation Center........  East Bridgewater  MA     SNF
Newton and Wellesley Alzheimer Center.........  Wellesley         MA     SNF
River Terrace.................................  Lancaster         MA     SNF
Augusta Rehabilitation Center.................  Augusta           ME     SNF
Brewer Rehabilitation & Living Center.........  Brewer            ME     SNF
Westgate Manor................................  Bangor            ME     SNF
Vencor Hospital--Detroit......................  Detroit           MI      H
Vencor Hospital--Greensboro...................  Greensboro        NC      H
Pettigrew Rehabilitation & Healthcare Center..  Durham            NC     SNF
Raleigh Rehabilitation & Healthcare Center....  Raleigh           NC     SNF
Lincoln Nursing Center (1)....................  Lincoln           NC     SNF
Guardian Care of Zebulon......................  Zebulon           NC     SNF
THC--Las Vegas Hospital.......................  Las Vegas         NV      H
Medford.......................................  Medford           OR     SNF
Wyomissing Nursing & Rehabilitation Center....  Reading           PA     SNF
Cordova Rehabilitation & Nursing Center.......  Cordova           TN     SNF
Vencor Hospital--San Antonio..................  San Antonio       TX      H
Vencor Hospital--Mansfield....................  Mansfield         TX      H
Crosslands Rehabilitation & Health Care Ctr...  Sandy             UT     SNF
Edmonds Rehabilitation & Healthcare Center....  Edmonds           WA     SNF
Vencor Hospital--Mt. Carmel...................  Mt. Carmel        WI      H
Vallhaven Care Center.........................  Neenah            WI     SNF
Mt. Carmel Medical & Rehabilitation Center....  Burlington        WI     SNF
Mt. Carmel Medical & Rehabilitation Center....  Milwaukee         WI     SNF

MASTER LEASE 3
Rehabilitation & Healthc. Center of
 Huntsville...................................  Huntsville        AL     SNF
Vencor Hospital--Tucson.......................  Tucson            AZ      H
Kachina Point Health Care & Rehabilitation....  Sedona            AZ     SNF
Valley Gardens HC & Rehabilitation............  Stockton          CA     SNF
Village Square Nursing & Rehabilitation
 Center.......................................  San Marcos        CA     SNF
Vencor Hospital--Denver.......................  Denver            CO      H
Castle Garden Care Center.....................  Northglenn        CO     SNF
Windsor Rehabilitation & Healthcare Center....  Windsor           CT     SNF
Courtland Gardens Health Center, Inc..........  Stamford          CT     SNF
Vencor Hospital--Ft. Lauderdale...............  Ft. Lauderdale    FL      H
Colonial Oaks Rehabilitation Center--Ft.
 Myers........................................  Ft. Meyers        FL     SNF
Evergreen Woods Health & Rehabilitation.......  Springhill        FL     SNF
North Broward Rehabilitation & Nursing
 Center.......................................  Pompano Beach     FL     SNF
Pompano Rehabilitation/Nursing Center.........  Pompano Beach     FL     SNF
Abbey Rehabilitation & Nsg. Center............  St. Petersburg    FL     SNF
Tucker Nursing Center.........................  Tucker            GA     SNF
Moscow Care Center............................  Moscow            ID     SNF
Vencor Hospital--Lake Shore...................  Chicago           IL      H
Valley View Health Care Center................  Elkhart           IN     SNF
Wildwood Healthcare Center....................  Indianapolis      IN     SNF
Bremen Health Care Center.....................  Bremen            IN     SNF
Rosewood Health Care Center...................  Bowling Green     KY     SNF
Hillcrest Health Care Center..................  Owensboro         KY     SNF
Woodland Terrace Health Care Fac..............  Elizabethtown     KY     SNF

                                                                       Facility
Facility Name                                         City       State   Type
-------------                                   ---------------- ----- --------
Harrodsburg Health Care Center................  Harrodsburg       KY     SNF
Vencor Hospital--New Orleans..................  New Orleans       LA      H
Brigham Manor Nursing & Rehabilitation Ctr....  Newburyport       MA     SNF
Oakwood Rehabilitation & Nursing Center.......  Webster           MA     SNF
Star of David Nursing & Rehabilitation/Alz
 Center.......................................  West Roxbury      MA     SNF
Brittany Healthcare Center....................  Natick            MA     SNF
Den-Mar Rehabilitation & Nursing Center (1)...  Rockport          MA     SNF
Embassy House Sk. Nursing & Rehabilitation....  Brockton          MA     SNF
Great Barrington Rehabilitation & Nursing
 Center.......................................  Great Barrington  MA     SNF
Winship Green Nursing Center..................  Bath              ME     SNF
Rose Manor Health Care Center.................  Durham            NC     SNF
Guardian Care of Rocky Mount. (1).............  Rocky Mount       NC     SNF
Homestead Health Care & Rehabilitation Ctr....  Lincoln           NE     SNF
Vencor Hospital--Albuquerque (1)..............  Albuquerque       NM      H
Chillicothe Nursing & Rehabilitation Center...  Chillicothe       OH     SNF
Pickerington Nursing & Rehabilitation Center..  Pickerington      OH     SNF
Logan Health Care Center......................  Logan             OH     SNF
Bridgepark Center for Rehabilitation & Nursing
 Sv...........................................  Akron             OH     SNF
Vencor Hospital--Philadelphia.................  Philadelphia      PA      H
Oak Hill Nursing & Rehabilitation Center......  Pawtucket         RI     SNF
Vencor Hospital--Houston (1)..................  Houston           TX      H
San Pedro Manor...............................  San Antonio       TX     SNF
Vencor Hospital--Arlington, VA................  Arlington         VA      H
Birchwood Terrace Healthcare (1)..............  Burlington        VT     SNF
Bellingham Health Care & Rehabilitation Svc...  Bellingham        WA     SNF
Eastview Medical & Rehabilitation Center......  Antigo            WI     SNF
Kennedy Park Medical & Rehabilitation Center..  Schofield         WI     SNF
South Central Wyoming HC. & Rehabilitation....  Rawlins           WY     SNF

MASTER LEASE 4 AND CORYDON
Vencor Hospital--Phoenix......................  Phoenix           AZ      H
Valley Healthcare & Rehabilitation Center.....  Tucson            AZ     SNF
Sonoran Rehabilitation & Care Center..........  Phoenix           AZ     SNF
Vencor Hospital--San Leandro..................  San Leandro       CA      H
Vencor Hospital--Orange County................  Westminster       CA      H
Vencor Hospital--San Diego....................  San Diego         CA      H
Recovery Inn of Menlo Park....................  Menlo Park        CA      H
Nob Hill Healthcare Center....................  San Francisco     CA     SNF
Canyonwood Nursing & Rehabilitation Center....  Redding           CA     SNF
Lawton Healthcare Center......................  San Francisco     CA     SNF
La Veta Healthcare Center (1).................  Orange            CA     SNF
Bay View Nursing & Rehabilitation Center......  Alameda           CA     SNF
Aurora Care Center............................  Aurora            CO     SNF
Andrew House Healthcare.......................  New Britain       CT     SNF
Nutmeg Pavilion Healthcare....................  New London        CT     SNF
Vencor Hospital--Coral Gables.................  Coral Gables      FL      H
Vencor Hospital--North Florida................  Green Cove Spr.   FL      H
East Manor Medical Care Center................  Sarasota          FL     SNF
Savannah Specialty Care Center................  Savannah          GA     SNF
Cascade Care Center...........................  Caldwell          ID     SNF
Lewiston Rehabilitation and Care Center.......  Lewiston          ID     SNF

                                                                       Facility
Facility Name                                         City       State   Type
-------------                                   ---------------- ----- --------
Mountain Valley Care and Rehabilitation.......  Kellogg           ID     SNF
Vencor Hospital--Chicago North................  Chicago           IL      H
Vencor Hospital--Northlake....................  Northlake         IL      H
Vencor Hospital--LaGrange.....................  LaGrange          IN      H
Vencor Hospital--Indianapolis.................  Indianapolis      IN      H
Royal Oaks Healthcare & Rehabilitation
 Center.......................................  Terre Haute       IN     SNF
Southwood Health & Rehabilitation Center......  Terre Haute       IN     SNF
Columbia Healthcare Facility..................  Evansville        IN     SNF
Muncie Health Care & Rehabilitation...........  Muncie            IN     SNF
Westview Nursing & Rehabilitation Center......  Bedford           IN     SNF
Vencor Corydon................................  Corydon           IN     SNF
Vencor Hospital--Louisville...................  Louisville        KY      H
Winchester Centre for Health/Rehabilitation...  Winchester        KY     SNF
Lexington Centre for Health & Rehabilitation..  Lexington         KY     SNF
North Centre for Health & Rehabilitation......  Louisville        KY     SNF
Laurel Ridge Rehabilitation & Nursing Center..  Jamaica Plain     MA     SNF
Blue Hills Alzheimer's Care Center............  Stoughton         MA     SNF
Country Manor Rehabilitation & Nursing
 Center.......................................  Newburyport       MA     SNF
Hammersmith House Nursing Care Center.........  Saugus            MA     SNF
Timberlyn Heights Nursing & Alz. Center.......  Great Barrington  MA     SNF
Briarwood Health Care Nursing Ctr.............  Needham           MA     SNF
Westridge Healthcare Center...................  Marlborough       MA     SNF
Bolton Manor Nursing Home.....................  Marlborough       MA     SNF
Quincy Rehabilitation & Nursing Center........  Quincy            MA     SNF
West Roxbury Manor............................  West Roxbury      MA     SNF
Eagle Pond Rehabilitation & Living Center.....  South Dennis      MA     SNF
Blueberry Hill Healthcare.....................  Beverly           MA     SNF
Colony House Nursing & Rehabilitation Center..  Abington          MA     SNF
Walden Rehabilitation & Nursing Center........  Concord           MA     SNF
Harrington House Nursing & Rehabilitation
 Center.......................................  Walpole           MA     SNF
Norway Rehabilitation & Living Center.........  Norway            ME     SNF
Shore Village Rehabilitation & Nursing
 Center.......................................  Rockland          ME     SNF
Brentwood Rehabilitation & Nursing Center.....  Yarmouth          ME     SNF
Fieldcrest Manor Nursing Home.................  Waldoboro         ME     SNF
Vencor Hospital--Minneapolis..................  Golden Valley     MN      H
Vencor Hospital--St. Louis....................  St. Louis         MO      H
Park Place Health Care Center.................  Great Falls       MT     SNF
Parkview Acres Care & Rehabilitation Center...  Dillon            MT     SNF
Sunnybrook Alzheimer's & HC Spec..............  Raleigh           NC     SNF
Blue Ridge Rehabilitation & Healthcare
 Center.......................................  Asheville         NC     SNF
Cypress Pointe Rehabilitation & HC Center.....  Wilmington        NC     SNF
Winston-Salem Rehabilitation & HC Center......  Winston-Salem     NC     SNF
Silas Creek Manor.............................  Winston-Salem     NC     SNF
Guardian Care of Roanoke Rapids...............  Roanoke Rapids    NC     SNF
Rehabilitation & Nursing Center of Monroe.....  Monroe            NC     SNF
Rehabilitation & Health Center of Gastonia....  Gastonia          NC     SNF
Chapel Hill Rehabilitation & Healthcare
 Center.......................................  Chapel Hill       NC     SNF
Dover Rehabilitation & Living Center..........  Dover             NH     SNF
Hanover Terrace Healthcare....................  Hanover           NH     SNF
Las Vegas Healthcare & Rehabilitation Center..  Las Vegas         NV     SNF

                                                                       Facility
Facility Name                                         City       State   Type
-------------                                   ---------------- ----- --------
Franklin Woods Health Care Center.............  Columbus          OH     SNF
Winchester Place Nursing & Rehabilitation
 Center.......................................  Canal Winchester  OH     SNF
Minerva Park Nursing & Rehabilitation Center..  Columbus          OH     SNF
Coshocton Health & Rehabilitation Center......  Coshocton         OH     SNF
Lebanon Country Manor.........................  Lebanon           OH     SNF
Vencor Hospital--Oklahoma City................  Oklahoma City     OK      H
Sunnyside Care Center.........................  Salem             OR     SNF
Vencor Hospital--Pittsburgh...................  Oakdale           PA      H
Vencor Hospital--Chattanooga..................  Chattanooga       TN      H
Madison Healthcare & Rehabilitation Center....  Madison           TN     SNF
Masters Health Care Center....................  Algood            TN     SNF
Wasatch Care Center...........................  Ogden             UT     SNF
St. George Care and Rehabilitation Center.....  St. George        UT     SNF
Federal Heights Rehabilitation & Nursing
 Center.......................................  Salt Lake City    UT     SNF
Nansemond Pointe Rehabilitation & HC Center...  Suffolk           VA     SNF
River Pointe Rehabilitation & Healthc.
 Center.......................................  Virginia Beach    VA     SNF
Arden Rehabilitation & Healthcare Ctr.........  Seattle           WA     SNF
Northwest Continuum Care Center...............  Longview          WA     SNF
Rainier Vista Care Center.....................  Puyallup          WA     SNF
Vencor of Vancouver HC & Rehabilitation.......  Vancouver         WA     SNF
Heritage Health & Rehabilitation Center.......  Vancouver         WA     SNF
Queen Anne Healthcare.........................  Seattle           WA     SNF
Colony Oaks Care Center.......................  Appleton          WI     SNF
North Ridge Med. & Rehabilitation Center......  Manitowoc         WI     SNF
Family Heritage Med. & Rehabilitation Center..  Wisconsin Rapids  WI     SNF
Sheridan Medical Complex......................  Kenosha           WI     SNF
Woodstock Health & Rehabilitation Center......  Kenosha           WI     SNF
Mountain Towers Healthcare & Rehabilitation...  Cheyenne          WY     SNF
Wind River Healthcare & Rehabilitation Ctr....  Riverton          WY     SNF
Sage View Care Center.........................  Rock Springs      WY     SNF

--------
(1) The land is leased under a ground lease and improvements are owned by the Company. Upon expiration of the ground lease, improvements revert to the landlord.

                                                                     Facility
Facility Name                                        City    State     Type
-------------                                     ---------- ----- -------------
OTHER FACILITIES
Birchwood Care Center............................ Marne       MI        SNF
Grayling Health Care Center...................... Grayling    MI        SNF
Clara Barton Terrace............................. Flint       MI        SNF
Mary Avenue Care Center.......................... Lansing     MI        SNF
Bearcreek Rehabilitation Center.................. Rochester   MN        SNF
Shadowmountain Convalescent Center............... Las Vegas   NV        SNF
Marietta Convalescent Center..................... Marietta    OH        SNF
Marigande--Sylvania Nursing Center............... Toledo      OH        SNF
Tangram--8 sites................................. San Marcos  TX   Personal Care

Item 3. Legal Proceedings

  Reference is made to "Note 11--Litigation" to the Consolidated Financial Statements for a description of certain Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages (as of March 1, 2000) and present and past positions of the persons who are the current executive officers of the Company.

  Name               Age                        Position
  ----               ---                        --------
W. Bruce Lunsford..   52 Chairman of the Board
Debra A. Cafaro....   42 Chief Executive Officer, President and Director
T. Richard Riney...   42 Executive Vice President, General Counsel and Secretary
John C. Thompson...   32 Vice President, Corporate Development

  W. Bruce Lunsford, an attorney, has served as Chairman of the Board since the Company commenced operations on May 1, 1998. From May 1, 1998 through December 1998, Mr. Lunsford also served as Chief Executive Officer of the Company. Mr. Lunsford was a founder of Vencor and served as Chairman of the Board, Chief Executive Officer and President of Vencor from the time it commenced operations in 1985 until the time of the 1998 Spin Off. Mr. Lunsford served as Chairman of the Board and Chief Executive Officer of Vencor from May 1, 1998 until January 21, 1999 and as President of Vencor from May 1, 1998 until November 1998. Mr. Lunsford is a director of Churchill Downs Incorporated, National City Bank, Kentucky, and Res-Care, Inc.

  Debra A. Cafaro joined the Company on March 5, 1999. From April 1997 to May 1998, she served as President and Director of Ambassador Apartments, Inc. (NYSE: AAH), a real estate investment trust. Ms. Cafaro was a founding member of the Chicago law firm Barack Ferrazzano Kirschbaum Perlman & Nagelberg, becoming a partner in 1987, where her areas of concentration were real estate, finance and corporate transactions and where she continued to practice until 1997. Ms. Cafaro is admitted to the Bar in Illinois and Pennsylvania. She is a member of the National Association of Real Estate Investment Trusts ("NAREIT") and the National Multi-Housing Council.

  T. Richard Riney has served as Executive Vice President, General Counsel and Secretary of the Company from May 1998 to the present. He served as Transactions Counsel of Vencor from April 1996 to April 1998. From May 1992 to March 1996, Mr. Riney was a partner of Hirn, Reed & Harper, a law firm based in Louisville, Kentucky where his areas of concentration were real estate and corporate finance. He is a member of NAREIT.

  John C. Thompson has served as Vice President, Corporate Development of the Company since January 1999. He served as Director of Acquisitions from May 1998 to January 1999. Mr. Thompson served as Director of Development of Vencor from April 1996 to May 1998 and as Development Manager of Vencor from 1993 to April 1996. Mr. Thompson is a member of NAREIT.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the ticker symbol of VTR. As of the close of business on March 17, 2000, there were 67,954,423 shares of Common Stock outstanding and approximately 2,715 stockholders of record. The prices in the table below, for the calendar quarters indicated since the 1998 Spin Off, represent the high and low sales prices for the Common Stock as reported on the NYSE. Cash dividends of $.39 per share were paid in the first quarter of 1999. No other cash dividends were paid on Common Stock during such periods.

                                                                 Sales Price
                                                               of Common Stock
                                                              ------------------
Calendar Quarter                                                High      Low
----------------                                              -------- ---------
Second Quarter 1998 (since May 1,1998)....................... $18 1/8  $13 1/2
Third Quarter 1998...........................................  15       10
Fourth Quarter 1998..........................................  13 1/8    9 1/2
First Quarter 1999...........................................  13 3/4    4 5/8
Second Quarter 1999..........................................   6 1/16   3 3/16
Third Quarter 1999...........................................   5 1/2    3 3/8
Fourth Quarter 1999..........................................   5 3/8    3 11/16
First Quarter 2000 (through March 17, 2000)..................   4 1/4    2 11/16

  The Company declared its first dividend of $0.39 per share on January 13, 1999 payable to stockholders of record on January 29, 1999. The Company currently intends to make distributions to its stockholders and anticipates that its distributions in 1999 and 2000 with respect to 1999 will be equal to approximately 95% of taxable income (the "Distribution Policy"). See "Business--Federal Income Tax Considerations--Annual Distribution Requirements" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements). The Company currently has not determined when any such distributions would be made, although the Company intends to pay the minimum required distribution for 1999 on or prior to September 15, 2000. There can be no assurance that the Company will meet or maintain its Distribution Policy. See "Business--Risk Factors."

  The Company's Distribution Policy and the frequency and amounts of any dividends could be affected by an adverse change in the results of operations of the Company, an adverse change in economic conditions affecting the Company's business or the business of Vencor and the other operators of its properties or adverse changes in market and competitive factors that the Company's Board deems relevant in setting a distribution policy, and limitations placed on the payment of distributions in the Company's Amended Credit Agreement. See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. In particular, any nonpayment of rent by Vencor under the Master Leases, or any expectation that such nonpayment will occur in the future, would have a material impact on the amount of the Company's distributions. Subject to restrictions under the Company's Amended Credit Agreement and other obligations, the Board, in its sole discretion, will determine the actual distribution amount and rate.

  Although the Company currently expects to qualify as a REIT for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT. In order to elect and maintain REIT status, the Company will be required to make distributions to its stockholders to comply with the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement and to avoid the nondeductible excise tax. See "Business--Federal Income Tax Considerations--Annual Distribution Requirements." It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation. See "Business--Risk Factors--Risks Associated with REIT Status--Inability to Maintain Required Distributions" and "Business--Federal Income Tax Considerations--Annual Distribution Requirements."

Item 6. Selected Financial Data

  The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements which are listed under Item 14 and are included on pages F-1 through F-44.

                                                                For the period
                                                                 from May 1,
                                                    Year Ended     1998 to
                                                   December 31,  December 31,
                                                       1999          1998
                                                   ------------ --------------
                                                      (In thousands, except
                                                       per share amounts)
OPERATING DATA
Rental income.....................................  $  228,600     $149,933
General and administrative and other expenses.....      21,566        5,697
Interest expense..................................      88,753       59,428
Loss on impairment of assets and tenant
 receivables......................................      36,345          --
Net Income before extraordinary charge............      42,535       34,809
Net Income........................................      42,535       26,758
OTHER DATA
Net income per share before extraordinary charge,
 Basic............................................  $     0.63     $   0.51
Net income per share, Basic.......................        0.63         0.39
Net income per share, Diluted.....................        0.63         0.39
Dividend Paid per share...........................        0.39          --
Weighted Average Shares Outstanding, Basic........      67,754       67,681
Weighted Average Shares Outstanding, Diluted......      67,989       67,865
                                                      As of         As of
                                                   December 31,  December 31,
                                                       1999          1998
                                                   ------------ --------------
                                                         (In thousands)
BALANCE SHEET DATA
Real estate investments, net......................  $  894,791     $939,460
Cash and cash equivalents.........................     139,594          338
Total Assets......................................   1,071,199      959,706
Notes Payable and Other Debt......................     974,247      931,127
Stockholders' Equity (Deficit)....................       8,345       (9,009)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.

Background Information

  The Company is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states as of December 31, 1999. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty. Although the Company currently expects to qualify as a REIT for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. The Company changed its name to Vencor Incorporated in 1989 and to Vencor, Inc. in 1993. From 1985 through April 30, 1998, the Company was engaged in the business of owning, operating and acquiring health care facilities and companies engaged in providing health care services.

  On May 1, 1998, the Company effected the 1998 Spin Off pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently named Vencor, Inc., was formed to operate the hospital, nursing facility and ancillary services businesses. Pursuant to the terms of the 1998 Spin Off, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to the 1998 Spin Off, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-K and other filings, the Commission treats the Company as having commenced operations on May 1, 1998. The financial results for the year ended December 31, 1999 are not comparable to the period from May 1, 1998 to December 31, 1998 included in the Consolidated Statements of Income or the Consolidated Statements of Cash Flows due to the difference in the time periods covered and the omission of a net provision for income taxes in the 1999 financial statements due to the Company's intention to qualify as a REIT and the use of a portion of the Company's net operating loss carryforward.

  The Company owns and leases a geographically diverse portfolio of health care related facilities, including hospitals, nursing facilities and personal care facilities whose principal tenants are health care related companies. As a result of announcements during 1999 by Vencor and industry-wide factors, the Company suspended the implementation of its original business strategy during 1999. The Company's current principal objectives are preserving and maximizing stockholders' capital.

  The Company leases all of its hospitals and 210 of its nursing facilities to Vencor under the Master Leases. For the year ended December 31, 1999 and for the period from May 1, 1998 to December 31, 1998, Vencor accounted for approximately 98.5% (98.3%, net of write-offs) and 98.7% of the Company's revenues, respectively. See "--Risk Factors--Dependence of the Company on Vencor" and "Note 3--Concentration of Credit Risk" to the Consolidated Financial Statements.

Portfolio Overview

  The following information as of December 31, 1999 provides an overview of the Company's portfolio of health care properties, which primarily include skilled nursing facilities and hospitals operated by Vencor. For a description of the principal terms and provisions of the Master Leases, see "Business-- Relationship with Vencor--Master Lease Agreements," "--Recent Developments Regarding Vencor" and "--Other Recent Developments."

                                                Year ended December 31, 1999
                         --------------------------------------------------------------------------
                                                        Percent of            Percent of
                            # of       # of                1999                Original  Investment
Portfolio by Type        Properties Beds/Units Revenue*  Revenue*  Investment Investment  Per Bed
-----------------        ---------- ---------- -------- ---------- ---------- ---------- ----------
                                                     ($'s in thousands)
Skilled Nursing
 Facilities.............    218       27,992   $136,423    59.7%   $  830,630    70.2%     $29.7
Personal Care
 Facilities.............      8          136        734     0.3         7,137     0.6       52.5
Hospitals...............     45        4,171     91,443    40.0       344,780    29.2       82.7
                            ---       ------   --------   -----    ----------   -----
  Total.................    271       32,299   $228,600   100.0%   $1,182,547   100.0%     $36.6
                            ===       ======   ========   =====    ==========   =====      =====

                                                               Year ended
                                                           December 31, 1999
                                                       --------------------------
Portfolio by Operator/Tenant*                             Revenue*    Percentage*
-----------------------------                          -------------- -----------
                                                       (In thousands)
Vencor................................................    $225,119        98.5%
Other.................................................       3,481         1.5
                                                          --------       -----
  Total...............................................    $228,600       100.0%
                                                          ========       =====

--------
* Based on the stated contract rent, as opposed to amounts paid pursuant to the Stipulation, and without regard to write-offs.

  The Company's portfolio is broadly diversified by geographic location with lease revenues from facilities in any one state comprising less than ten percent of the Company's revenues. In addition to the diversification of lease revenues from the geographic diversification of the portfolio, the majority of the Company's facilities are located in states that have certificate of need requirements. Certain states require state approval for development and expansion of health care facilities and services, including findings of need for additional or expanded health care facilities or services. A certificate of need ("CON"), which is issued by governmental agencies with jurisdiction over health care facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator's ability to expand the Company's properties in certain circumstances.

                                                             Revenue Percentage
                                                            --------------------
                                                             Skilled
                                                             Nursing
Certificate of Need States                                  Facilities Hospitals
--------------------------                                  ---------- ---------
States with CON Requirement................................    73.1%      58.3%
States without CON Requirement.............................    26.9       41.7
                                                              -----      -----
                                                              100.0%     100.0%
                                                              =====      =====

Results of Operations

  The Company intends to qualify as a REIT for federal income tax purposes for the year ended December 31, 1999. No net provision for federal corporate income taxes has been made for the year ended December 31, 1999 in the accompanying Consolidated Financial Statements due to the Company's intention to qualify as a REIT and the existence of net operating losses. The financial results for the year ended December 31, 1999 are not comparable to the period from May 1, 1998 to December 31, 1998 due to the difference in the time periods covered and the omission of a net provision for income taxes in the 1999 financial statements due to the Company's intention to qualify as a REIT and the use of a portion of the Company's net operating loss carryforward.

 Year ended December 31, 1999

  Rental income for the year ended December 31, 1999 was $228.6 million, of which $225.1 million was from leases with Vencor. Interest and other income totaled approximately $4.6 million, and was primarily the result of earnings from investment of cash and cash equivalents during the year. Expenses for the year ended December 31, 1999 totaled $190.7 million and included $42.7 million of depreciation expense on real estate assets and $88.8 million of interest on and costs relating to the Company's Bank Credit Agreement and other debt. Included in operating expenses was a charge to earnings of $34.4 million representing:

      (1) $18.8 million for an amount due from Vencor that approximates the $3.75 million per month difference for August 1999 through December 1999 between the minimum monthly base rent due the Company under the current terms of the Master Leases with Vencor and the minimum monthly base rent that would be due under leases based on the September 1999 Agreement in Principle; although the September 1999 Agreement in Principle provides for a rent reduction for May, June and July, as well, the Company has not recorded a reserve for such months, as it has already collected the full amount of minimum monthly base rent for such months, and has no current legal obligation to return such amounts;

      (2) a $15.1 million write-off of the balance of the unpaid minimum monthly base rent for August 1999 (in addition to the $3.75 million portion of the August 1999 Rent discussed above) that is a claim in the extended Vencor bankruptcy proceedings; during the fourth quarter of 1999, the Company has written off this amount as uncollectible based upon delays in discussions with Vencor and the Company's determination that such amount may be uncollectible if Vencor rejects the Master Leases or if a consensual or other plan of reorganization does not provide for the payment of August 1999 minimum monthly base rent; even if the proposed

         Vencor plan of reorganization is consummated under the terms of the September 1999 Agreement in Principle, the Company may receive only $3.4 million which represents such $15.1 million, less $11.7 million representing the sum of (i) the $3.75 million per month "overpayment" of May through July 1999 rent and (ii) $0.45 million of rent prior to May 1, 1999 on a disputed facility; the Company has not recorded a reserve or write-off for the amount of $11.7 million because it is under no current legal obligation to return such amount. (See "--Liquidity and Capital Resources--Proposed Vencor Plan of Reorganization");

      (3) a $0.2 million charge for rent due under a lease with Vencor which is under dispute (see "Business--Recent Developments Regarding Vencor"); and

      (4) a $0.3 million charge to earnings for rent and other items due from non-Vencor tenants.

Of the total $34.4 million charge, the Company recorded a reserve for $7.5 million during the third quarter of 1999. An impairment loss of $1.9 million was recorded to write down a facility to its estimated fair value. See "Note 2--Real Estate Investments" to the Consolidated Financial Statements. The Company retains its legal rights to recover and collect all amounts due from Vencor and other tenants that have been written off, and intends in all instances to vigorously assert and enforce such legal rights. There can be no assurances, however, that the Company will be successful in its efforts.

  General and administrative expenses totaled $7.8 million and included an estimate for federal excise taxes payable related to the delayed payment of the distribution required under REIT regulations for 1999.

  Professional fees totaled approximately $12.5 million and included approximately $10.7 million in unusual professional fees (legal and financial advisory fees) incurred as a result of ongoing negotiations with Vencor and in connection with the Company's business strategy alternatives as discussed above in "Business--Recent Developments Regarding Vencor" and "Business-- Recent Developments Regarding Liquidity." Substantial legal and financial advisory expenses will continue to be incurred by the Company until a resolution of the Vencor matter is reached, although there can be no assurance that such a resolution will be reached. Included in interest expense is amortized deferred financing fees of approximately $6.0 million, which included $1.6 million of amortization for fees incurred in the fourth quarter of 1999 related to the extension of the maturity of the $275 million Bridge Loan facility from October 30, 1999 to February 28, 2000. See "Note 4-- Borrowing Arrangements" to the Consolidated Financial Statements. The Company also incurred $1.3 million in non-recurring employee severance costs in the first quarter of 1999. Net income for the year ended December 31, 1999 was $42.5 million, or $0.63 per diluted share.

  The Company anticipates that total revenue will decrease from 1999 levels in the future as a result of reduced rent receipts from Vencor as a result of the Stipulation and the Vencor restructuring plan, if implemented according to the terms of the September 1999 Agreement in Principle, and interest expense may increase as a result of the increased interest rate associated with the Amended Credit Agreement. See "Business--Recent Developments Regarding Vencor--The Stipulation" and "--Liquidity and Capital Resources."

  In connection with the 1998 Spin Off and the consummation of the Bank Credit Agreement, the Company entered into an interest rate swap agreement (on a notional amount of $875 million at December 31, 1999) to reduce the impact of changes in interest rates on the Company's floating rate debt. On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment in 1999 from the counterparty to the Company of $21.6 million. So long as the Company has debt in excess of $750 million, the Company will amortize the $21.6 million payment for financial accounting purposes in future periods beginning in July 2003 and ending in December 2007. On January 31, 2000, the Company further amended the swap agreement, pursuant to which the parties agreed, for purposes of certain calculations set forth in the swap agreement, to continue to use certain defined terms set forth in the Bank Credit Agreement. The Company incurred expenses totalling $6.0 million in 1999 related to the interest rate swap agreement which are included in interest expense.

 The Period from May 1, 1998 to December 31, 1998

  Rental revenue for the period from May 1, 1998 to December 31, 1998 totaled $149.9 million, of which $147.9 million resulted from leases with Vencor. Operating expenses totaled $94.2 million and included $28.7 million of depreciation expense on real estate assets and $59.4 million of interest on bank credit facilities and other debt. Interest expense also included $1.2 million in net payments on the interest rate swap agreement and $3.2 million in amortization and deferred financing fees. The Company also recorded a provision for income taxes of approximately $21.2 million for the period from May 1, 1998 to December 31, 1998. Income from operations was $34.8 million, or $0.51 per share. The Company incurred an extraordinary loss for the period from May 1, 1998 to December 31, 1998 of $8.1 million, or $0.12 per share, net of income taxes, related to the extinguishment of debt. Net income for the period from May 1, 1998 to December 31, 1998 was $26.8 million, or $0.39 per diluted share.

 Funds from Operations

  Funds from operations ("FFO") for the year December 31, 1999 totaled $85.0 million or $1.25 per diluted share. FFO for the period from May 1, 1998 to December 31, 1998 totaled $84.7 million, or $1.25 per diluted share. FFO for 1999 has been decreased for the aforementioned non-recurring employee severance costs, the unusual professional fees, the write-off of tenant receivables and the asset impairment expense. In calculating FFO for the period from May 1, 1998 to December 31, 1998, the Company has added back to net income the $21.2 million of income tax expense to be consistent with the 1999 presentation when no income taxes are assumed to be due because of the Company's intention to qualify as a REIT. FFO for the year ended December 31, 1999 and the period from May 1, 1998 to December 31, 1998 is summarized in the following table:

                                                                 For the period
                                                                  from May 1,
                                                     Year Ended     1998 to
                                                    December 31,  December 31,
                                                        1999          1998
                                                    ------------ --------------
                                                     (In thousands, except per
                                                          share amounts)
   Net income......................................   $42,535       $26,758
   Extraordinary loss on extinguishment of debt....       --          8,051
                                                      -------       -------
   Income before extraordinary loss................    42,535        34,809
   Provision for income taxes......................       --         21,151
   Depreciation on real estate assets..............    42,742        28,700
   Realized gain on sale of asset..................      (254)          --
                                                      -------       -------
   Funds from operations...........................   $85,023       $84,660
                                                      =======       =======
   FFO per diluted share...........................   $  1.25       $  1.25
                                                      =======       =======

  The Company considers FFO an appropriate measure of performance of an equity REIT and the Company uses the National Association of Real Estate Investment Trusts NAREIT's definition of FFO. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements and data included elsewhere in this Form 10-K.

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

  The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4-- Borrowing Arrangements" to the Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 1999, the Company had an $875 million interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty.

  The interest rate swap agreement originally was in a notional amount of $1 billion and would have expired in varying amounts on December 31 of each year through December 31, 2007. On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment from the counterparty to the Company of $21.6 million. The notional amount of the interest rate swap agreement is scheduled to decline as follows:

                Amount                                             Date
             ------------                                    -----------------
             $875,000,000                                    December 31, 1999
              850,000,000                                    December 31, 2000
              800,000,000                                    December 31, 2001
              775,000,000                                    December 31, 2002
                  --                                         June 30, 2003

  When interest rates rise the interest rate swap agreement increases in fair value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. As of December 31, 1999, interest rates had risen and the interest rate swap agreement was in an unrealized gain position to the Company of approximately $20.4 million. As of December 31, 1998, interest rates had generally fallen, and the interest rate swap agreement was in an unrealized loss position to the Company of approximately $39.2 million. In addition, at December 31, 1999 the interest rate swap agreement expires in 2003, whereas at December 31, 1998 it expires in 2007. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 1999 and December 31, 1998:

                                                      1999           1998
                                                  -------------  -------------
Notional Amount..................................  $875,000,000   $900,000,000
Fair Value to the Company........................  $ 20,369,672  ($ 39,175,449)
Fair Value to the Company Reflecting
 Change in Interest Rates
  -100 BPS....................................... ($  2,857,857) ($ 95,222,331)
  +100 BPS.......................................  $ 42,698,286   $ 13,493,122

  The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceed certain levels (the "threshold levels"). See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of December 31, 1999, the threshold level under the interest rate swap agreement was a fair value unrealized loss of $35 million and the interest rate swap agreement was in an unrealized gain position to the Company of $20.4 million. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement. As of December 31, 1999, the interest rate swap agreement was in an unrealized gain position, and therefore no collateral was required to be posted under the interest rate swap agreement.

  As of December 31, 1998, the threshold level under the interest rate swap agreement was a market value loss of $35.0 million and the interest rate swap agreement was in an unrealized loss position to the Company of $39.2 million. As of December 31, 1998, the Company had a letter of credit outstanding as posted collateral under the interest rate swap agreement in the amount of $10.9 million, which reduced the availability of the Company's revolving line of credit under the Bank Credit Agreement as of that date by a similar amount.

  The differences in the Company's market risk exposure relating to the interest rate swap agreement at December 31, 1999 and December 31, 1998 were caused by fluctuations in interest rates and by the changes in the notional amount and maturity of the interest rate swap agreement effected in August 1999.

 Credit Risk

  The Company monitors credit risk under its lease agreements with its tenants by monitoring publicly available financial information, discussions with its tenants and review of information otherwise available to the Company. Pursuant to the 1998 Spin Off, the Company has a significant concentration of credit risk under its Master Leases. For the year ended December 31, 1999 and for the period from May 1, 1998 to December 31, 1998, lease revenues from Vencor comprised $225.1 million or 98.5% ($191.0 million or 98.3%, net of write-offs) and $147.9 million, or approximately 98.7%, respectively, of the Company's total lease revenues of $228.6 million ($194.2 million after write-offs) for the year ended December 31, 1999 and $149.9 million for the period from May 1, 1998 to December 31, 1998. Accordingly, Vencor's financial condition and ability to meet its rent obligations will determine the Company's revenues and its ability to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in reimbursement rates, by its current level of indebtedness and by certain other factors. Vencor filed for protection under the Bankruptcy Code on September 13, 1999, and the Stipulation entered into by Vencor and the Company currently governs the rental payments to be made under the Master Leases. In addition, certain other tenants of the Company have filed for bankruptcy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background Information" and "Business--Risk Factors--Effects of Bankruptcy Proceedings" and "--Governmental Regulation." In addition, any failure by Vencor to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases. Since the Company derives in excess of 98% of its revenues from Vencor and since the Master Leases are triple-net leases under which Vencor is responsible for all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability of Vencor to satisfy its obligations under the Master Leases would have a material adverse effect on the condition of the leased properties, as well as a Material Adverse Effect on the Company. See "Business--Federal Income Tax Considerations" and "--Risk Factors--Dependence on Vencor."

Liquidity and Capital Resources

 Liquidity

  Cash provided by operations totaled $103.6 million for the year ended December 31, 1999 and $86.8 million for the period from May 1, 1998 to December 31, 1998. Net cash provided by investing activities for the year ended December 31, 1999 totaled $0.4 million. Net cash used in investing activities was $0.9 million for the period from May 1, 1998 to December 31, 1998. Net cash provided by financing activities totaled $35.3 million for the year ended December 31, 1999 and net cash used in financing activities totaled $85.5 million for the period from May 1, 1998 to December 31, 1998. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from borrowings under the Company's revolving line of credit and from a payment received in connection with the shortening of the Company's interest rate swap, net of dividends paid.

  The Company had cash and cash equivalents as of March 17, 2000 of $129.9 million which reflects: (1) receipt on February 3, 2000 of a $26.6 million federal tax refund from the Internal Revenue Service; (2) receipt of rent; and
(3) a $50.0 million principal payment on the Company's Amended Credit Agreement in January 2000. See "Business--Recent Developments Regarding Liquidity" and "Business--The 1998 Spin Off--Tax Allocation Agreement."

 Credit Facility

  In connection with the 1998 Spin Off, the Company refinanced substantially all of its long-term debt. In connection with the refinancing arrangements, the Company entered into the Bank Credit Agreement and retained approximately $6.0 million of prior debt obligations. Borrowings under the Bank Credit Agreement bore interest at an applicable margin over an interest rate selected by the Company. Such interest rate could be either the "Base Rate," which is the higher of the prime rate or the federal funds rate, plus 50 basis points, or LIBOR. As of December 31, 1999, all borrowings were designated as LIBOR borrowings. The applicable margin on borrowings varied based on the type of borrowing and the Company's ratio of indebtedness to the tangible fair value of its assets. Borrowings under the Bank Credit Agreement were comprised of:
(i) a three year $250.0 million Revolving Credit Facility priced at LIBOR plus 2.00% to 2.50% or the Base Rate plus 1.00% to 1.50% (the "Revolving Credit Facility"), (ii) a $200.0 million Term A Loan payable in various installments over three years priced at LIBOR plus 2.25% to 2.50%, or the Base Rate plus 1.25% to 1.50% (iii) a $350.0 million Term B Loan payable in various installments over five years priced at LIBOR plus 2.75% to 3.00%, or the Base Rate plus 1.75% to 2.00% and (iv) a $275.0 million term loan originally due on October 30, 1999 (the "Bridge Loan") and extended to February 28, 2000 as described below, priced at LIBOR plus 2.75% to 3.00%, or the Base Rate plus 1.75% to 2.00%. For the period from May 1, 1998 to December 31, 1998, the Company paid $12.0 million in financing fees related to establishing and maintaining the Bank Credit Agreement. The Bank Credit Agreement was secured by a pledge of the Company's direct and indirect partnership interests in Ventas Realty and contained various covenants and restrictions.

  As of December 31, 1999, the outstanding balances under the Bank Credit Agreement amounted to $974.2 million.

  On January 31, 2000, the Company and all of the lenders under the Bank Credit Agreement entered into the Amended Credit Agreement, which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement are comprised of: (1) a new $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will reduce by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid.

  The Amended Credit Agreement requires the following amortization: (a) with respect to the Tranche A Loan, (i) $50.0 million of the Tranche A Loan was paid at closing on January 31, 2000, (ii) $50.0 million is due within 30 days after the Vencor Effective Date, and (iii) thereafter all Excess Cash Flow (as defined in the Amended Credit Agreement) of the Company will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the balance if any due December 31, 2002; (b) with respect to the Tranche B Loan, (i) after the $50.0 million paydown on the Tranche A Loan to be made within 30 days after the Vencor Effective Date and after consideration of other cash needs of the Company, a one-time paydown of Excess Cash (as defined in the Amended Credit Agreement) and (ii) scheduled paydowns of $50.0 million on December 31, 2003 and December 31, 2004, with the balance due December 31, 2005; and (c) with respect to the Tranche C Loan, no scheduled paydowns with a final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

  During the first quarter of 2000, the Company will incur an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement.

  On October 29, 1999, in conjunction with the execution of the Waiver and Extension Agreement, the Company paid a $2.4 million loan waiver fee. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. The fees are being amortized proportionately over the terms of the related loans and agreements.

  The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can pay REIT dividends based on a certain minimum percentage of its taxable income (currently equal to 95 percent of its taxable income for the year ended December 31, 1999 and the year ending December 31, 2000 and 90 percent of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80 percent of FFO, as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases and affiliate transactions; (c) limitations on capital expenditures; (d) certain financial covenants, including requiring that the Company have (i) $50.0 million in cash and cash equivalents on hand at the Vencor Effective Date; (ii) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (iii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month following the Vencor Effective Date.

  The Amended Credit Agreement does not contain any financial covenants that are applicable to the Company prior to the Vencor Effective Date, and provides, among other things, that no action taken by any person in the Vencor bankruptcy case (other than by the Company and its affiliates) shall be deemed to constitute or result in a "Material Adverse Effect," as defined in the Amended Credit Agreement. In addition, the Amended Credit Agreement provides that if the Company is in compliance with its financial covenants and the covenant relating to releases in the Vencor bankruptcy on the Vencor Effective Date, no event or condition arising primarily from the Vencor plan of reorganization shall be deemed to have caused a "Material Adverse Effect," as defined in the Amended Credit Agreement to have occurred. Under the terms of the Amended Credit Agreement, however, an event of default is deemed to have occurred if the Vencor Effective Date does not occur on or before December 31, 2000.

 Interest Rate Swap

  In connection with the 1998 Spin Off, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate debt obligations. See "--Asset/Liability Management--Market Risk." The interest rate swap resulted in a net increase in interest expense during 1999 of $6.0 million. See "--Results of Operations--Year Ended December 31, 1999."

  The fair value of the interest rate swap agreement is not recognized in the Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements.

 Dividends

  In order to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its "REIT taxable income" (excluding net capital gain). The Company intends to qualify as a REIT for the year ending December 31, 1999. Although such qualification requires the Company to distribute 95% of its taxable income by September 15, 2000, the Company announced on each of May 14, 1999, July 21, 1999, and November 1, 1999, that it would not declare or pay a dividend in the second, third or fourth quarter of 1999, respectively. The Company expects to pay a dividend for 1999 equal to 95% of its taxable income, less dividends paid in February 1999 of approximately $26.5 million. The Company expects to make the remaining required dividend payments for 1999 in 2000. The 1999 dividend may be satisfied by a combination of cash and a distribution of Vencor equity, which the Company expects to receive as part of the Vencor reorganization, if it occurs, or other property or securities. Since such distributions were not made by January 31, 2000, the Company is required to pay a 4% non-deductible excise tax on the portion of the distribution not paid by January 31, 2000.

  It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Accordingly, the Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation. See "Business--Risk Factors--Risks Associated with REIT Status--Inability to Maintain Required Distributions," "Market for Registrant's Common Equity and Related Stockholder Matters" and "Business-- Federal Income Tax Considerations."

 Capital Expenditures and Property Acquisitions

  Capital expenditures to maintain and improve the leased properties generally will be incurred by the tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable to meet their obligations under the leases, the Company anticipates that any expenditures for which it may become responsible to maintain the leased properties will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity may be affected adversely. The Company's ability to make expenditures and borrow funds is restricted by the terms of the Amended Credit Agreement. Any such capital expenditures or borrowings would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained.

  The Company invested $14.6 million during the period from May 1, 1998 to December 31, 1998 to acquire health care-related properties. The properties purchased included two skilled nursing facilities and eight personal care facilities. One of the properties acquired was a skilled nursing facility purchased from Vencor under the Development Agreement for $6.2 million in the third quarter of 1998. The Company did not acquire any properties in 1999 and does not currently intend to acquire any additional properties in 2000.

 Effect of Vencor Bankruptcy

  The Company leases substantially all its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor filed for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999. Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases and its obligations under the other Spin Agreements will impact the Company's revenues and could have a Material Adverse Effect on the Company. See "Business--Recent Developments Regarding Vencor" and "--Risk Factors--Dependence of the Company on Vencor" and "--Risk Factors--Effects of Bankruptcy Proceedings."

 Other

  The Company loaned, with interest provisions, approximately $3.6 million, net of repayments, to certain current and former executive officers of the Company to finance the income taxes payable by them as a result of the 1998 Spin Off. The loans are payable over a ten year period.

  In connection with the 1998 Spin Off, the Company also received newly issued Vencor Series A Non-Voting Convertible Preferred Stock. The Company sold the preferred stock to certain of its employees at the time, which includes both current Vencor employees and current and former employees of the Company, for $17.7 million and used the proceeds to repay long-term debt.

  In addition to Vencor, certain of the Company's other tenants have filed for protection under the Bankruptcy Code. In addition, the Company recently experienced a casualty of unknown origin at one of its facilities. Such filings and casualty could have a Material Adverse Effect on the Company. See "Business--Other Recent Developments" and "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements.

Proposed Vencor Plan of Reorganization

  See "Business--Recent Developments Regarding Vencor" for a discussion of the proposed Vencor Plan of Reorganization.

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

  The Company has funded Y2K compliance efforts from cash flow from operations and, other than the transactions described below, has not incurred any significant costs to date related to Y2K issues. To date, there has been no material negative impact on the Company's results of operation or financial condition as a result of its Y2K compliance efforts.

  In January 1999, the Company purchased a new file server and converted to a new financial information system platform that is Y2K compliant. That conversion was completed during the first quarter of 1999. The Company acquired a fixed asset system that is Y2K compliant, which was installed in December 1999. The Company has received certification from all of its significant software and operating systems vendors that the versions of their products currently being installed are Y2K compliant. The Company has not and does not anticipate independently verifying such compliance, but it has not been advised of any material Y2K problems by any such vendors to date. The Company does not anticipate any significant additional costs related to Y2K for its administrative systems.

  The Company also has Y2K exposure in non-IT applications with respect to its real estate properties. Computer technology employed in elevators, alarm systems, electrical systems, built-in health care systems and similar applications involved in the operations of the Company's properties may cause interruptions of service with respect to those properties. Under the terms of the Master Leases, Vencor is responsible for upgrading all building infrastructure components to be Y2K compliant in the facilities that it leases. If Vencor is unable to meet its Y2K compliance schedules or incurs costs substantially higher than its current expectations, Vencor's ability to operate the properties and/or make rental payments under the Master Leases could be impaired, which could result in a Material Adverse Effect on the Company. To date, Vencor has not advised the Company of any material Y2K problems.

  Vencor derives a substantial portion of its revenues from the Medicare and Medicaid programs. Vencor relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Vencor has indicated that it believes that while many commercial insurance carriers will be Y2K compliant, federal and state agencies are more likely to have system failures caused by Y2K issues. The failure of information systems of federal and state governmental agencies, other third party payors or suppliers could have a material adverse effect on Vencor's liquidity and financial condition, which in turn could have a Material Adverse Effect on the Company. To date, the Company has not been advised of any material impact on Vencor's results of operation and financial condition related to Y2K problems.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  For a discussion of certain quantitative and quantitative disclosures about market risk see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management."

Item 8. Financial Statements and Supplementary Data

  Financial statements and financial statement schedules required to be filed by this Item 8 are set forth following the index page at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

  The information required by these Items is incorporated by reference from the definitive proxy statement to be filed by the Company pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K which includes the required information; however, certain information required by Item 10 is included in "Business--Executive Officers of the Registrant" and in "Note 13--Related Party Transactions" to the Consolidated Financial Statements."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) Exhibits:

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
  3.1.1(a) Certificate of Incorporation of the Company, as amended.
  3.1.2(b) Certificate of Amendment to Certificate of Incorporation of the
           Company.
  3.2(c)   Third Amended and Restated Bylaws of the Company.
  4.1(d)   Specimen Common Stock Certificate.
  4.2.1(e) Amended and Restated Credit, Security, Guaranty and Pledge
           Agreement, by and among Ventas Realty, Limited Partnership, a
           Delaware limited partnership, as borrower thereunder, each of the
           Company and Ventas LP Realty, L.L.C., a Delaware limited liability company, as guarantors, each of the Lenders therein named, Bank of
           America, N.A., as Administrative Agent, and Morgan Guaranty Trust
           Company of New York, as Documentation Agent, dated as of January 31,
           2000.
  4.2.2(f) Assignment of Leases and Rents, dated as of January 31, 2000, from
           Ventas Realty, Limited Partnership, Assignor, to Bank of America,
           N.A., as Administrative Agent, Assignee, with respect to Facility
           no. 111 located at Rolling Hills Health Care Center, 36255 St.
           Joseph Road, New Albany, Indiana (Floyd County).
  4.2.3(g) Mortgage, Open End Mortgage, Deed of Trust, Trust Deed, Deed to
           Secure Debt, Credit Line Deed of Trust, Assignment of Leases and
           Rents, Security Agreement and Financing Statement, dated as of
           January 31, 2000, between Ventas Realty, Limited Partnership,
           Mortgagor/Trustor/Grantor/Debtor, to Bank of America, N.A., as
           Administrative Agent, Mortgagee/Beneficiary/Grantee/Secured Party,
           with respect to Facility no. 111 located at Rolling Hills Health
           Care Center, 36255 St. Joseph Road, New Albany, Indiana (Floyd
           County).
  4.2.4(h) Schedule of Agreements Substantially Identical in all Material
           Respects to Agreements filed as Exhibits 4.2.2 and 4.2.3 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K.
  4.3.1(i) Rights Agreement, dated as of July 20, 1993, between the Company and
           National City Bank, as Rights Agent.
  4.3.2(j) First Amendment to Rights Agreement, dated as of August 11, 1995, between the Company and National City Bank, as Rights Agent.
  4.3.3(k) Second Amendment to Rights Agreement, dated February 1, 1998, between the Company and National City Bank, as Rights Agent.
  4.3.4(l) Third Amendment to Rights Agreement, dated July 27, 1998, between the Company and National City Bank, as Rights Agent.
  4.3.5(m) Fourth Amendment to Rights Agreement, dated as of April 15, 1999, between the Company and National City Bank, as Rights Agent.
  4.3.6(n) Fifth Amendment to Rights Agreement, dated as of December 15, 1999, between the Company and National City Bank, as Rights Agent.
 10.1(o)*  Directors and Officers Insurance and Company Reimbursement Policies.
 10.2(p)*  Form of Ventas, Inc. Promissory Note.
 10.3(q)*  Amendment to Promissory Note entered into as of December 31, 1998 by and between Ventas Realty, Limited Partnership and W. Bruce
           Lunsford.
 10.4.1(r) Form of Agreement and Plan of Reorganization between the Company and
           Vencor, Inc.

   Exhibit
    Number                         Description of Document
   -------                         -----------------------
 10.4.2(s)    Form of Distribution Agreement between Vencor, Inc. and the
              Company.
 10.4.3(t)    Form of Development Agreement between Vencor, Inc. and the
              Company.
 10.4.4(u)    Form of Participation Agreement between Vencor, Inc. and the
              Company.
 10.4.5(v)    Tax Allocation Agreement, dated as of April 30, 1998, by and between the Company and Vencor, Inc.
 10.4.6(w)    Agreement of Indemnity--Third Party Leases, dated April 30, 1998, by and between Vencor, Inc. and its subsidiaries and the Company.
 10.4.7(x)    Agreement of Indemnity--Third Party Contracts, dated April 30,
              1998, by and between Vencor, Inc. and its subsidiaries and the
              Company.
 10.5.1(y)    Form of Master Lease Agreement between Vencor, Inc. and the
              Company.
 10.5.2(z)    Form of Amendment to Master Lease Agreement between Vencor, Inc.
              and the Company.
 10.5.3(aa)   Form of Second Amendment to Master Lease, dated April 12, 1999, between the Company and Vencor, Inc.
 10.6.1(bb)*  Form of Employment Agreement, dated as of July 31, 1998, between
              Ventas, Inc. and each of W. Bruce Lunsford and Thomas T. Ladt.
 10.6.2(cc)*  Amendment to Employment Agreement entered into as of December 31,
              1998 by and between Ventas, Inc. and W. Bruce Lunsford.
 10.6.3(dd)*  Separation Agreement and Release of Claims dated as of March 5,
              1999 between Ventas, Inc. and Thomas L. Ladt.
 10.7(ee)*    Separation and Release Agreement, dated February 29, 2000, between Ventas, Inc. and Steven T. Downey.
 10.8(ff)*    Employment Agreement, dated as of July 31, 1998, between Ventas,
              Inc. and T. Richard Riney.
 10.9(gg)*    Employment Agreement, dated as of January 13, 1999, between
              Ventas, Inc. and John Thompson.
 10.10.1(hh)* 1987 Non-Employee Directors Stock Option Plan.
 10.10.2(ii)* Amendment to the 1987 Non-Employee Directors Stock Option Plan,
              dated April 30, 1998.
 10.11.1(jj)* 1987 Incentive Compensation Program.
 10.11.2(kk)* Amendment to the 1987 Incentive Compensation Program, dated May
              15, 1991.
 10.11.3(ll)* Amendments to the 1987 Incentive Compensation Program, dated May
              18, 1994.
 10.11.4(mm)* Amendment to the 1987 Incentive Compensation Program, dated
              February 15, 1995.
 10.11.5(nn)* Amendment to the 1987 Incentive Compensation Program, dated
              September 27, 1995.
 10.11.6(oo)* Amendment to the 1987 Incentive Compensation Program, dated May
              15, 1996.
 10.11.7(pp)* Amendment to 1987 Incentive Compensation Program, dated April 30,
              1998.
 10.11.8(qq)* Amendment to the 1987 Incentive Compensation Program, dated
              December 31, 1998.
 10.12.1(rr)* 1997 Incentive Compensation Plan, dated December 31, 1996.
 10.12.2(ss)* Amendment No. 1, dated May 8, 1997, to the 1997 Incentive
              Compensation Plan.
 10.12.3(tt)* Amendment to the 1997 Incentive Compensation Plan, dated April
              30, 1998.
 10.12.4(uu)* Amendment to the Ventas, Inc. 1997 Incentive Compensation Plan,
              dated December 31, 1998.
 10.12.5*     Amendment to the Ventas, Inc. 1997 Incentive Compensation Plan
              dated March 5, 1999.
 10.13.1(vv)* 1997 Stock Option Plan for Non-Employee Directors, dated December
              31, 1996.
 10.13.2(ww)* Amendment to the 1997 Stock Option Plan for Non-Employee
              Directors, dated April 30, 1998.

    Exhibit
    Number                          Description of Document
    -------                         -----------------------
 10.14.1(xx)*  TheraTx, Incorporated Amended and Restated 1994 Stock
               Option/Stock Issuance Plan, as amended.
 10.14.2(yy)*  Amendment to the TheraTx, Incorporated Amended and Restated 1994
               Stock Option/Stock Issuance Plan.
 10.15(zz)*    TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.
 10.16(aaa)*   1989 Amended and Restated Stock Option Plan of Helian Health
               Group, Inc. ("Helian").
 10.17.1(bbb)* Form of Ventas, Inc., formerly known as Vencor, Inc., Change-in-
               Control Severance Agreement.
 10.17.2(ccc)* Amendment No. 1 to Change-in-Control Severance Agreement entered into as November 19, 1997 between the Company and W. Bruce
               Lunsford.
 10.17.3(ddd)* Amendment No. 2 to Change-in-Control Severance Agreement entered into as of December 31, 1998 by and between the Company and W.
               Bruce Lunsford.
 10.17.4(eee)* Form of Amendment to Change-in-Control Severance Agreement,
               dated as of September 30, 1999, between Ventas, Inc. and each of
               Steven T. Downey, T. Richard Riney and John C. Thompson.
 10.18(fff)    Form of Indemnification Agreement for directors of TheraTx.
 10.19(ggg)    Form of Assignment and Assumption of Lease Agreement between
               Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31,
               1990.
 10.20         Amended and Restated Guarantee Reimbursement Agreement dated as of April 28, 1998 among Vencor, Inc., Vencor Healthcare, Inc.
               and Tenet Healthcare Corporation, Inc.
 10.21(hhh)    Employment Agreement, dated March 5, 1999, between the Company and Debra A. Cafaro.
 10.22(iii)    Stipulation and Order by and among Vencor Inc., Vencor Operating
               Inc. and Vencor Nursing Centers Limited Partnership and Ventas,
               Inc. and Ventas Realty Limited Partnership, dated as of
               September 13, 1999.
 10.23(jjj)    Form of Amendment to Employment Agreement, dated as of September
               30, 1999, between Ventas, Inc. and each of Steven T. Downey, T.
               Richard Riney and John C. Thompson.
 10.24(kkk)    First Amended and Restated Agreement of Limited Partnership,
               executed and delivered by the Company and Ventas LP Realty,
               L.L.C., dated as of January 31, 2000.
 11            Statement regarding computation of per share earnings.
 21(lll)       Subsidiaries of the Company.
 23            Consent of Independent Auditors.
 27            Financial Data Schedule.

--------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(a) Incorporated herein by reference to Exhibit 3 to the Company's Form 10-Q for the quarterly period ended September 30, 1995.
(b) Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(c) Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1997.
(d) Incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1998.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed February 8, 2000.
(f) Incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 8-K filed March 8, 2000.
(g) Incorporated herein by reference to Exhibit 10.1.2 to the Company's Form 8-K filed March 8, 2000.

(h) Incorporated herein by reference to Exhibit 10.1.3 to the Company's Form 8-K filed March 8, 2000.
(i) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A.
(j) Incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A.
(k) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A.
(l) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A12B/A.
(m) Incorporated herein by reference to Exhibit 1 to the Company's Form 8-A/A, filed on April 19, 1999.
(n) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A12B/A, filed on December 22, 1999.
(o) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1995.
(p) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(q) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1998.
(r) Incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1998.
(s) Incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1998.
(t) Incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1998.
(u) Incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1998.
(v) Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(w) Incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(x) Incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(y) Incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1998.
(z) Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1998.
(aa) Incorporated herein by reference to Exhibit 99.1 to the Company's 8-K filed April 12, 1999.
(bb) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.
(cc) Incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1998.
(dd) Incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1998
(ee) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed March 8, 2000.
(ff) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.
(gg) Incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1998.
(hh) Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1.
(ii) Incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(jj) Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1.
(kk) Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8.
(ll) Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1994.

(mm) Incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1994.
(nn) Incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995.
(oo) Incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996.
(pp) Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(qq) Incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998.
(rr) Incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1996.
(ss) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(tt) Incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(uu) Incorporated herein by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1998.
(vv) Incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1996.
(ww) Incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(xx) Incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of TheraTx.
(yy) Incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8.
(zz) Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx.
(aaa) Incorporated herein by reference to Exhibit 10.47 to the Registration Statement on Form S-8 of Helian (reg. No. 33-31520), Amendment No. 2 thereto filed November 21, 1989 and Post-Effective Amendment No. 1 and No. 2 thereto filed November 22, 1990 and January 16, 1991.
(bbb) Incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1997.
(ccc) Incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K for the year ended December 31, 1998.
(ddd) Incorporated herein by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.
(eee) Incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.
(fff) Incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx.
(ggg) Incorporated herein by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1995.
(hhh) Incorporated herein by reference to Exhibit 10.1 to the Company's 10-Q for the quarterly period ended March 31, 1999.
(iii) Incorporated herein by reference to Exhibit 10.1 to the Company's 8-K filed September 20, 1999.
(jjj) Incorporated herein by reference to Exhibit 10.4 to the Company's 10-Q for the quarterly period ended September 30, 1999.
(kkk) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed February 8, 2000.
(lll) Incorporated herein by reference to Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 1998.

 (b) Reports on Form 8-K:

  On November 3, 1999, the Company filed a Current Report on Form 8-K announcing that it entered into a Waiver and Extension Agreement with over 95% of its lenders under its credit agreement and that it plans to enter into a new credit facility no later than January 31, 2000.

  On February 8, 2000, the Company filed a Current Report on Form 8-K announcing that it entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement with its senior lenders on January 31, 2000, providing for the restructuring of the approximately $973 million owed by the Company to its senior lenders, and the execution and delivery by the Company of the First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership, on January 31, 2000. The Company also announced the Department of Justice's intervention in a qui tam lawsuit for the purpose of representing the United States' interests in the Vencor bankruptcy proceeding.

  On March 8, 2000, the Company filed a Current Report on Form 8-K announcing that on February 28, 2000 it had completed the post-closing requirements set forth in the Amended Credit Agreement. Under the terms of the Amended Credit Agreement the Company was required to execute and deliver to its lenders, by no later than February 28, 2000, mortgages, deeds of trust, assignments, and other related documentation granting liens and security interests in substantially all of their real property assets and in other related assets. The Company also announced that Steven T. Downey had resigned as the Company's Chief Financial Officer pursuant to a Separation and Release Agreement dated February 29, 2000.

 (c) Financial Statement Schedules:

  The response to this portion of Item 14 is included in the financial statement schedules listed in the index to Consolidated Financial Statements and Financial Statement Schedules listed on page F-1 of this Report.

ITEM 14(c). FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                  VENTAS, INC

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors..............................................  F-2

Consolidated Balance Sheets at December 31, 1999 and 1998...................  F-3

Consolidated Statements of Income for the year ended December 31, 1999 and the period
 from May 1, 1998 to December 31, 1998......................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the year ended
 December 31, 1999
 and the period from May 1, 1998 to December 31, 1998.......................  F-5

Consolidated Statements of Cash Flows for the year ended December 31, 1999 and the period from May 1, 1998 to December 31, 1998.......................  F-6

Notes to Consolidated Financial Statements..................................  F-7

Consolidated Financial Statement Schedules

  Schedule III--Real Estate and Accumulated Depreciation....................  S-1

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, and are inapplicable, or the information required is included in the Consolidated Financial Statements or notes thereto and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ventas, Inc.

  We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period from May 1, 1998 through December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and the period from May 1, 1998 through December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Louisville, Kentucky
March 23, 2000

                                  VENTAS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                                 (In thousands)


                                                           1999        1998
                                                        ----------  ----------
Assets
Real estate investments:
  Land................................................. $  120,891  $  120,928
  Building and improvements............................  1,061,656   1,065,041
                                                        ----------  ----------
                                                         1,182,547   1,185,969
  Accumulated depreciation.............................   (287,756)   (246,509)
                                                        ----------  ----------
    Total real estate investments......................    894,791     939,460
Cash and cash equivalents..............................    139,594         338
Deferred financing costs, net..........................      5,702       8,816
Due from Vencor, Inc...................................        --        6,967
Notes receivable from employees........................      3,611       4,027
Recoverable federal income taxes.......................     26,610         --
Other..................................................        891          98
                                                        ----------  ----------
    Total assets....................................... $1,071,199  $  959,706
                                                        ==========  ==========
Liabilities and stockholders' equity (deficit)
Liabilities:
  Notes payable and other debt......................... $  974,247  $  931,127
  Deferred gain on partial termination of interest rate
   swap agreement......................................     21,605         --
  Accounts payable and other accrued liabilities.......      9,886       7,082
  Other liabilities....................................     26,610         --
  Deferred income taxes................................     30,506      30,506
                                                        ----------  ----------
    Total liabilities..................................  1,062,854     968,715
                                                        ----------  ----------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, 10,000 shares authorized, unissued..        --          --
  Common stock, $0.25 par value; authorized 180,000
   shares;
   issued 73,608 shares in 1999 and 1998...............     18,402      18,402
  Capital in excess of par value.......................    139,723     140,103
  Unearned compensation on restricted stock............     (2,080)     (1,962)
  Retained earnings (deficit)..........................      6,409      (9,637)
                                                        ----------  ----------
                                                           162,454     146,906
  Treasury stock--5,619 shares in 1999 and 5,759 in
   1998................................................   (154,109)   (155,915)
                                                        ----------  ----------
    Total stockholders' equity (deficit)...............      8,345      (9,009)
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,071,199  $  959,706
                                                        ==========  ==========

                            See accompanying notes.

                                  VENTAS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

            For the Year Ended December 31, 1999 and the Period From
                        May 1, 1998 to December 31, 1998
                    (In thousands, except per share amounts)

                                                                 For the Period
                                                                  From May 1,
                                                                    1998 to
                                                                  December 31,
                                                          1999        1998
                                                        -------- --------------
Revenues:
  Rental income.......................................  $228,600    $149,933
  Interest and other income...........................     4,645         201
                                                        --------    --------
    Total revenues....................................   233,245     150,134
                                                        --------    --------
Expenses:
  General and administrative..........................     7,767       4,190
  Professional fees...................................    12,527       1,507
  Non-recurring employee severance costs..............     1,272         --
  Loss on uncollectible amounts due from tenants......    34,418         --
  Loss on impairment of assets........................     1,927         --
  Amortization of restricted stock grants.............     1,304         349
  Depreciation on real estate investments.............    42,742      28,700
  Interest............................................    88,753      59,428
                                                        --------    --------
    Total expenses....................................   190,710      94,174
                                                        --------    --------
Income before provision for income taxes and
 extraordinary loss...................................    42,535      55,960
Provision for income taxes............................       --       21,151
                                                        --------    --------
Income before extraordinary loss......................    42,535      34,809
Extraordinary loss on extinguishment of debt, net of
 income tax benefit of $4,935.........................       --       (8,051)
                                                        --------    --------
Net income............................................  $ 42,535    $ 26,758
                                                        ========    ========
Earnings per common share:
  Basic:
    Income before extraordinary loss..................  $   0.63    $   0.51
    Extraordinary loss on extinguishment of debt......       --        (0.12)
                                                        --------    --------
    Net income........................................  $   0.63    $   0.39
                                                        ========    ========
  Diluted:
    Income before extraordinary loss..................  $   0.63    $   0.51
    Extraordinary loss on extinguishment of debt......       --        (0.12)
                                                        --------    --------
    Net income........................................  $   0.63    $   0.39
                                                        ========    ========
Weighted average number of shares outstanding, basic..    67,754      67,681
Weighted average number of shares outstanding,
 diluted..............................................    67,989      67,865

                            See accompanying notes.

                                  VENTAS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            For the Year Ended December 31, 1999 and the Period From
                        May 1, 1998 to December 31, 1998
                                 (In thousands)

                                                 Unearned
                           Common   Capital in Compensation  Retained
                            Stock   Excess of  On Restricted Earnings   Treasury
                          Par Value Par Value      Stock     (Deficit)    Stock     Total
                          --------- ---------- ------------- ---------  ---------  --------
Balance at May 1, 1998..   $18,389   $139,480     $   --     $(36,395)  $(157,869) $(36,395)
Net income for the
 period from
 May 1, 1998 to December
 31, 1998...............       --         --          --       26,758         --     26,758
Proceeds from issuance
 of shares for stock
 incentive plans........        13        142         --          --          --        155
Grant of restricted
 stock, net of
 forfeitures............       --         481      (2,311)        --        1,954       124
Amortization of
 restricted stock
 grants.................       --         --          349         --          --        349
                           -------   --------     -------    --------   ---------  --------
Balance at December 31,
 1998...................    18,402    140,103      (1,962)     (9,637)   (155,915)   (9,009)
Net income for the year
 ended December 31,
 1999...................       --         --          --       42,535         --     42,535
Cash distributions to
 stockholders...........       --         --          --      (26,489)        --    (26,489)
Proceeds from issuance
 of shares for stock
 incentive plans........       --         (58)        --          --           62         4
Grant of restricted
 stock, net of
 forfeitures............       --        (232)     (1,512)        --        1,744       --
Amortization of
 restricted stock
 grants.................       --         (90)      1,394         --          --      1,304
                           -------   --------     -------    --------   ---------  --------
Balance at December 31,
 1999...................   $18,402   $139,723     $(2,080)   $  6,409   $(154,109) $  8,345
                           =======   ========     =======    ========   =========  ========


                            See accompanying notes.

                                  VENTAS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Year Ended December 31, 1999 and the Period From
                        May 1, 1998 to December 31, 1998
                                 (In thousands)

                                                                 For the Period
                                                                  From May 1,
                                                                    1998 to
                                                                  December 31,
                                                        1999          1998
                                                      ---------  --------------
Cash flows from operating activities:
  Net income......................................... $  42,535   $    26,758
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.....................................    42,803        28,700
    Amortization of deferred financing costs.........     6,049         3,223
    Amortization of restricted stock grants..........     1,304           349
    Normalized rents.................................      (140)          --
    Loss on impairment of assets.....................     1,927           --
    Gain on sale of assets...........................      (254)          --
    Extraordinary loss on 1998 extinguishment of
     debt............................................       --          8,051
    Provision for deferred income taxes..............       --         20,151
  Changes in operating assets and liabilities:
    (Increase) decrease in amount due from Vencor,
     Inc.............................................     6,967        (6,843)
    Increase in accounts receivable and other
     assets..........................................   (27,025)          (87)
    Increase in accounts payable and accrued and
     other liabilities...............................    29,414         6,455
                                                      ---------   -----------
      Net cash provided by operating activities......   103,580        86,757
Cash flows from investing activities:
  Purchase of furniture and equipment................      (299)          (15)
  Sale (purchase) of real estate properties..........       254       (14,566)
  Repayment (issuance) of notes receivable from
   employees.........................................       416        (4,027)
  Sale of Vencor, Inc. preferred stock in connection
   with the 1998 Spin Off transaction................       --         17,700
                                                      ---------   -----------
      Net cash provided by (used in) investing
       activities....................................       371          (908)
Cash flows from financing activities:
  Net change in borrowings under revolving line of
   credit............................................   173,143        29,600
  Proceeds from long-term debt.......................       --        951,540
  Repayment of long-term debt........................  (130,023)      (54,596)
  Repayment of long-term debt in connection with the
   1998 Spin Off.....................................       --     (1,000,171)
  Proceeds from partial termination of interest rate
   swap agreement....................................    21,605           --
  Payment of deferred financing costs................    (2,935)      (12,039)
  Issuance of common stock...........................         4           155
  Cash distribution to stockholders..................   (26,489)          --
                                                      ---------   -----------
      Net cash provided by (used in) financing
       activities....................................    35,305       (85,511)
                                                      ---------   -----------
Increase in cash and cash equivalents................   139,256           338
Cash and cash equivalents at beginning of period.....       338           --
                                                      ---------   -----------
Cash and cash equivalents at end of period........... $ 139,594   $       338
                                                      =========   ===========
Supplemental disclosure of cash flow information:
    Interest paid.................................... $  86,125   $    52,649
                                                      =========   ===========

                            See accompanying notes.

                                 VENTAS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

1. Organization and Significant Accounting Policies

Organization

  Ventas, Inc. ("Ventas" or the "Company") is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states as of December 31, 1999. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). No net provision for federal corporate income taxes has been made for the year ended December 31, 1999, in the Consolidated Financial Statements due to the Company's intention to qualify as a real estate investment trust ("REIT") and distribute 95% of its 1999 taxable income as a dividend and the existence of net operating losses that will offset any remaining 1999 liability for federal corporate income taxes. Although the Company currently expects to qualify as a REIT for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or not elect to qualify as a REIT. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

  The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. The Company changed its name to Vencor Incorporated in 1989 and to Vencor, Inc. in 1993. From 1985 through April 30, 1998, the Company was engaged in the business of owning, operating and acquiring health care facilities and companies engaged in providing health care services.

  On April 30, 1998, the Company changed its name to Ventas, Inc. and on May 1, 1998, refinanced substantially all of its long-term debt in connection with the spin-off of its health care operations through the distribution of the common stock of a new entity (which assumed the Company's former name, Vencor, Inc. ("Vencor") to stockholders of the Company of record as of April 27, 1998 (the "1998 Spin Off"). The 1998 Spin Off was effected on May 1, 1998. For financial reporting periods subsequent to the 1998 Spin Off, the historical financial statements of the Company were assumed by Vencor and the Company is deemed to have commenced operations on May 1, 1998. The financial results for the year ended December 31, 1999 are not comparable to the period from May 1, 1998 to December 31, 1998 on the Consolidated Statements of Income or the Consolidated Statements of Cash Flows due to the difference in the time periods covered and the omission of a provision for income taxes in the 1999 financial statements due to the Company's intention to qualify as a REIT and the use of a portion of the Company's net operating loss carryforward.

New Accounting Pronouncements

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

  In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt SFAS 133 effective January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair

                                 VENTAS, INC.

value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values of approximately $20.4 million at December 31, 1999, as well as the $21.6 million gain incurred but not yet reflected in net income on the terminated derivative position (see "Note 4-- Borrowing Arrangements"), the Company estimates that upon adoption it would report a positive adjustment of $42.0 million in other comprehensive income. The Company was not required to report the $20.4 million unrealized gain for the year ended December 31, 1999.

Basis of Presentation

  The consolidated financial statements include the accounts of the Company, Ventas Realty and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

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

Impairment of Assets

  Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. See "Note 2--Real Estate Investments."

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

Deferred Financing Costs

  Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $9.2 million and $3.2 million at December 31, 1999 and 1998, respectively.

Revenue Recognition

  Rental revenue is recognized as earned over the terms of the related leases and are treated as operating leases. Such income includes periodic increases based on pre-determined formulas as defined in the lease agreements. See "Note 8--Transactions with Vencor--The 1998 Spin Off." Certain leases with tenants other than Vencor contain provisions relating to increases in rental payments over the terms of the leases. Rental income under these leases is recognized over the term of each lease on a straight-line basis.

                                 VENTAS, INC.

Stock Based Compensation

  The Company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

  In addition, the Company grants shares of restricted stock to certain executive officers and directors. Shares of restricted stock vest cumulatively in two to four equal annual installments beginning on the first anniversary of the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is recognized for these restricted stock grants over the vesting period.

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

2. Real Estate Investments

  Substantially all of the Company's real estate investments are leased under provisions of four master leases and a single facility lease (individually a "Master Lease" and collectively the "Master Leases") with Vencor with initial terms ranging from 10 to 15 years, plus renewal options. Each Master Lease provides for minimum annual rentals which are subject to annual increases on May 1 of each calendar year of two percent (2%) as long as net patient service revenues of the facilities covered under the applicable Master Lease for the prior calendar year exceed seventy-five percent (75%) of patient service revenues in the base year of 1997. Under the terms of the Master Leases, the lessee is responsible for all or substantially all maintenance, repairs, taxes and insurance on the leased properties.

  The future contracted minimum rentals, excluding rent escalations but with normalized rents where applicable, for the remainder of the initial terms of the Master Leases and other leases are as follows (in thousands) (see "Note 8--Transactions with Vencor--Recent Developments Regarding Vencor"):

                                                     Vencor    Other    Total
                                                   ---------- ------- ----------
   2000........................................... $  226,603 $ 2,730 $  229,333
   2001...........................................    226,603   2,614    229,217
   2002...........................................    226,603   1,992    228,595
   2003...........................................    226,603   1,607    228,210
   2004...........................................    226,603   1,272    227,875
   Thereafter.....................................  1,196,131   5,101  1,201,232
                                                   ---------- ------- ----------
     Total........................................ $2,329,146 $15,316 $2,344,462
                                                   ========== ======= ==========

  During the fourth quarter of 1999, a tenant at one of the Company's facilities ceased paying rent on one of the two facilities leased by them and has subsequently filed for protection under the United States Bankruptcy Code (the "Bankruptcy Code"). The Company has not yet located a new operator for the facility and has deemed the asset to be impaired and recorded a real estate impairment loss of $1.9 million to write down the asset to its estimated fair value.

                                 VENTAS, INC.

3. Concentration of Credit Risk

  As of December 31, 1999, 70.2% of the Company's real estate investments related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states and lease revenues from operations in any one state do not account for more than ten percent (10%). Approximately 97.4% of the Company's real estate investments, based on the original cost of such investments, are operated by Vencor and approximately 98.5% (or 98.3%, net of write-offs) of rental revenue in 1999 was derived from Vencor leases.

  Because the Company leases substantially all of its properties to Vencor and Vencor is the primary source of the Company's revenues, Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in governmental reimbursement rates, by its current level of indebtedness and by certain other factors. On September 13, 1999, Vencor filed for protection under chapter 11 of the Bankruptcy Code in Wilmington, Delaware. The Company, Vencor and Vencor's major creditors have been engaged in negotiations to restructure Vencor's debt and lease obligations. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a restructuring plan, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any restructuring plan will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to elect or maintain its status as a REIT (a "Material Adverse Effect"). See "Note 8--Transactions with Vencor--Recent Developments Regarding Vencor."

  The Company generally invests excess cash in short term maturities of time deposits and other similar cash equivalents as required by the Amended Credit Agreement (as defined below). See "Note 4--Borrowing Arrangements."

4. Borrowing Arrangements

  In connection with the 1998 Spin Off, the Company refinanced substantially all of its long-term debt. As a result, the Company incurred an after tax extraordinary loss on extinguishment of debt of $8.1 million, net of a $4.9 million tax benefit for the period from May 1, 1998 to December 31, 1998. In connection with the refinancing arrangements, the Company entered into a $1.2 billion bank credit agreement, dated April 29, 1998, (the "Bank Credit Agreement") and retained approximately $6.0 million of prior debt obligations. Borrowings under the Bank Credit Agreement bore interest at an applicable margin over an interest rate selected by the Company. Such interest rate could be either the "Base Rate", which is the higher of the prime rate or the federal funds rate, plus 50 basis points, or the London Interbank Offered Rate ("LIBOR"). As of December 31, 1999, all borrowings were designated as LIBOR borrowings. The applicable margin on borrowings varied based on the type of borrowing and the Company's ratio of indebtedness to the tangible fair value of its assets. Borrowings under the Bank Credit Agreement were comprised of:
(i) a three year $250.0 million Revolving Credit Facility priced at LIBOR plus 2.00% to 2.50% or the Base Rate plus 1.00% to 1.50% (the "Revolving Credit Facility"), (ii) a $200 million Term A Loan payable in various installments over three years priced at LIBOR plus 2.25% to 2.50%, or the Base Rate plus 1.25% to 1.50% (iii) a $350.0 million Term B Loan payable in various installments over five years priced at LIBOR plus 2.75% to 3.00%, or the Base Rate plus 1.75% to 2.00% and (iv) a $275.0 million term loan originally due on October 30, 1999 (the "Bridge Loan") and extended to February 28, 2000 as described below, priced at LIBOR plus 2.75% to 3.00%, or the Base Rate plus 1.75% to 2.00%. For the period from May 1, 1998 to December 31, 1998, the Company paid $12.0 million in financing fees related to establishing and maintaining the Bank Credit Agreement. The Bank Credit Agreement was secured by a pledge of the Company's direct and indirect partnership interests in Ventas Realty and contained various covenants and restrictions.

                                 VENTAS, INC.

  The following is a summary of long-term borrowings at December 31:

                                                                 1999     1998
                                                               -------- --------
                                                                (In thousands)
   Revolving line of credit, bearing interest at a base rate
    of LIBOR plus 2.25%
    (8.72% to 8.74% at December 31, 1999)....................  $202,743 $ 29,600
   Bridge facility loan, bearing interest at a base rate of
    LIBOR plus 2.75%
    (9.23% at December 31, 1999).............................   275,000  400,000
   Term A Loan, bearing interest at a base rate of LIBOR plus
    2.25%
    (8.74% at December 31, 1999).............................   181,818  181,818
   Term B Loan, bearing interest at a base rate of LIBOR plus
    2.75%
    (9.24% at December 31, 1999).............................   314,682  318,182
   Other.....................................................         4    1,527
                                                               -------- --------
                                                               $974,247 $931,127
                                                               ======== ========

  On January 31, 2000, the Company and the lenders under the Bank Credit Agreement entered into the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement"), which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement are comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid.

  The Amended Credit Agreement requires the following amortization: (a) with respect to the Tranche A Loan, (i) $50.0 million of the Tranche A Loan was paid at closing on January 31, 2000, (ii) $50.0 million is due within 30 days after Vencor's plan of reorganization becomes effective (the "Vencor Effective Date"), and (iii) thereafter all Excess Cash Flow (as defined in the Amended Credit Agreement) of the Company will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the balance, if any, due December 31, 2002; (b) with respect to the Tranche B Loan, (i) after the $50.0 million paydown on the Tranche A Loan to be made within 30 days after the Vencor Effective Date and after consideration of other cash needs of the Company, a one-time paydown of Excess Cash (as defined in the Amended Credit Agreement) and (ii) scheduled paydowns of $50.0 million on December 31, 2003 and December 31, 2004, with the balance due December 31, 2005; and (c) with respect to the Tranche C Loan, no scheduled paydowns with a final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

  During the first quarter of 2000, the Company will incur an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement.

  On October 29, 1999, in conjunction with the execution of an agreement with over 95% of the Company's lenders regarding the restructuring of the Company's long term debt, including the $275.0 million Bridge Loan (the "Waiver and Extension Agreement"), the Company paid a $2.4 million waiver fee. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. The fees are being amortized proportionately over the terms of the related loans and agreements.

                                 VENTAS, INC.

  The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can pay REIT dividends based on a certain minimum percentage of its taxable income (currently equal to 95 percent of its taxable income for the year ended December 31, 1999 and the year ending December 31, 2000 and 90 percent of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80 percent of funds from operations ("FFO"), as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases and affiliate transactions; (c) limitations on capital expenditures; (d) certain financial covenants, including requiring that the Company have (i) $50.0 million in cash and cash equivalents on hand at the Vencor Effective Date;
(ii) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (iii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month after the Vencor Effective Date.

  The Amended Credit Agreement does not contain any financial covenants that are applicable to the Company prior to the Vencor Effective Date, and provides, among other things, that no action taken by any person in the Vencor bankruptcy case (other than by the Company and its affiliates) shall be deemed to constitute or result in a "Material Adverse Effect," as defined in the Amended Credit Agreement. In addition, the Amended Credit Agreement provides that if the Company is in compliance with its financial covenants and the covenant relating to releases in the Vencor bankruptcy on the Vencor Effective Date, no event or condition arising primarily from the Vencor plan of reorganization shall be deemed to have caused a "Material Adverse Effect," as defined in the Amended Credit Agreement, to have occurred. Under the terms of the Amended Credit Agreement, however, an event of default is deemed to have occurred if the Vencor Effective Date does not occur on or before December 31, 2000.

  In connection with the 1998 Spin Off and the consummation of the Bank Credit Agreement, the Company entered into an interest rate swap agreement (on a notional amount of $875.0 million outstanding at December 31, 1999) to reduce the impact of changes in interest rates on the Company's floating rate debt obligations. The original agreement expired in varying amounts through December 2007; however, as discussed below, the agreement was amended to expire in varying amounts through June 2003. The agreement provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The terms of the interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement.

  As of December 31, 1998, the threshold level under the interest rate swap agreement was a market value loss of $35.0 million and the interest rate swap agreement was in an unrealized loss position to the Company of $39.2 million. As of December 31, 1998, the Company had a letter of credit outstanding as posted collateral under the interest rate swap agreement in the amount of $10.9 million, which reduced the availability of the Company's revolving line of credit under the Bank Credit Agreement as of that date by a similar amount.

  On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment in 1999 from the counterparty to the Company of $21.6 million. So long as the Company has debt in excess of $750 million, the Company will amortize the $21.6 million payment for financial accounting purposes in future periods beginning in July 2003 and ending December 2007.

                                 VENTAS, INC.

  On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement. As of December 31, 1999, no collateral was required to be posted under the interest rate swap agreement.

  The notional amount of the interest rate swap agreement will amortize as follows (in thousands):

   December 31, 2000................................................... $ 25,000
   December 31, 2001...................................................   50,000
   December 31, 2002...................................................   25,000
   June 30, 2003.......................................................  775,000

  The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the financial institution counterparty. The net interest rate difference incurred on these contracts for the year ended December 31, 1999 and for the period from May 1, 1998 to December 31, 1999 was $6.4 million and $1.2 million, respectively, and has been included in interest expense in the Consolidated Financial Statements.

5. Fair Values of Financial Instruments

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

  . Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments.

  . Notes receivable from employees: The fair values of the notes receivable from employees are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

  . Interest rate swap agreement: The fair values of the Company's interest rate swap agreement are based on rates being offered for similar arrangements.

  . Notes payable: The fair values of the Company's borrowings under variable rate agreements approximate their carrying value.

  At December 31, 1999 and 1998 the carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                                  1999              1998
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Amount
                                            -------- -------- -------- --------
Cash and cash equivalents.................. $139,594 $139,594 $    338 $    338
Notes receivable from employees............    3,611    3,219    4,027    3,285
Interest rate swap agreement...............      --    20,370      --   (39,175)
Notes payable..............................  974,247  974,247  931,127  931,127

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

                                 VENTAS, INC.

6. Stockholders' Equity and Stock Options

  The Company has five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors (the following are collectively referred to as the "Plans"): (1) The 1987 Incentive Compensation Program (Employee Plan); (2) The 1997 Incentive Compensation Plan (Employee Plan); (3) The 1987 Stock Option Plan for Non-Employee Directors; (4) The 1997 Stock Option Plan for Non-Employee Directors; and (5) The TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. Under the Plans, options are exercisable at the market price at the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from two to four years. The Company has also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. The options and restricted stock that have been granted outside the Plans vest over varying periods and the options are exercisable at the market price at the date of grant and expire ten years from the date of grant. As of December 31, 1999, options for 4,410,669 shares had been granted to eligible participants and remained outstanding (including options granted and held by Vencor employees) under the provisions of the Plans. The weighted average exercise price for each Plan is noted in each table below. As of December 31, 1999, options for 655,861 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding. The Company granted 188,500 and 150,000 shares of restricted stock for the year ended December 31, 1999 and for the period from May 1, 1998 to December 31, 1998, respectively. The market value of the restricted shares on the date of the award has been recorded as unearned compensation on restricted stock, with the unamortized balance shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense over the vesting period, with charges to operations of approximately $1.3 million and $0.3 million in 1999 and the period from May 1, 1998 to December 31, 1998, respectively.

  The Company currently utilizes the 1997 Incentive Compensation Plan (Employee Plan) and the 1997 Stock Option Plan for Non-Employee Directors for option and stock grants. Under the terms of the Ventas, Inc. 1997 Incentive Compensation Plan (Employee Plan), the Company has reserved 3,400,000 shares for grants to be issued to employees. Under the terms of the Ventas, Inc. 1997 Stock Option Plan for Non-Employee Directors, the Company has reserved 200,000 shares for grants to be issued to non-employee directors. As of December 31, 1999, shares available for future grants under the Ventas, Inc. 1997 Incentive Compensation Plan (Employee Plan) are 1,401,511 and under the Ventas, Inc. 1997 Stock Option Plan for Non-Employee Directors are 152,750.

                                  VENTAS, INC.

  The following is a summary of stock option activity for the Company in 1998 and 1999:

  I. 1987 Incentive Compensation Program (Employee Plan)

    A. 1999 Activity

                                                                   Weighted
                                                                   Average
             Activity           Shares       Exercise Price     Exercise Price
             --------          ---------  --------------------- --------------
     Outstanding at beginning
      of period .............  3,215,290  $ 0.5479   - $23.6237    $16.4001
       Options Granted.......         --        --   -       --          --
       Options Exercised.....     (7,031)   0.5479   -   0.5479      0.5479
       Options Canceled......   (769,152)   1.4774   -  23.3159     16.3195
                               ---------  --------     --------    --------
     Outstanding at end of
      period ................  2,439,107  $ 1.4774   - $23.6237    $16.4712
                               =========
     Exercisable at end of
      period.................  1,973,502  $ 1.4774   - $23.6237    $16.1359
                               =========

    B. 1998 Activity

                                                                   Weighted
                                                                   Average
             Activity           Shares       Exercise Price     Exercise Price
             --------          ---------  --------------------- --------------
     Outstanding at beginning
      of period..............  3,859,178  $ 0.4925   - $23.6237    $16.3931
       Options Granted.......         --        --   -       --          --
       Options Exercised.....    (40,005)   0.4925   -  17.5446      4.8193
       Options Canceled......   (603,883)  11.3886   -  23.6237     17.1230
                               ---------  --------     --------    --------
     Outstanding at end of
      period.................  3,215,290  $ 0.5479   - $23.6237    $16.4001
                               =========
     Exercisable at end of
      period.................  1,980,599  $ 0.5479   - $23.6237    $15.6940
                               =========

  II. 1997 Incentive Compensation Plan (Employee Plan)

    A. 1999 Activity

                                                                   Weighted
                                                                   Average
             Activity           Shares       Exercise Price     Exercise Price
             --------          ---------  --------------------- --------------
     Outstanding at beginning
      of period..............  1,854,050  $10.8125   - $27.0095    $14.2799
       Options Granted.......    423,639    4.6880   -   8.1875      5.2544
       Options Exercised.....         --        --   -       --          --
       Options Canceled......   (472,450)  10.8125   -  26.0091     14.6185
                               ---------  --------     --------    --------
     Outstanding at end of
      period.................  1,805,239  $ 4.6880   - $27.0095    $12.0732
                               =========
     Exercisable at end of
      period.................    469,413  $ 5.0000   - $27.0095    $12.5604
                               =========

    B. 1998 Activity

                                                                   Weighted
                                                                   Average
             Activity           Shares       Exercise Price     Exercise Price
             --------          ---------  --------------------- --------------
     Outstanding at beginning
      of period..............    110,000  $14.6590   - $27.0095    $19.0428
       Options Granted.......  2,031,900   10.8125   -  17.5831     14.0234
       Options Exercised.....         --        --   -       --          --
       Options Canceled......   (287,850)  13.7356   -  26.5478     14.6413
                               ---------  --------     --------    --------
     Outstanding at end of
      period.................  1,854,050  $10.8125   - $27.0095    $14.2799
                               =========
     Exercisable at end of
      period.................     22,750  $14.6590   - $27.0095    $18.4638
                               =========

                                  VENTAS, INC.

  III. The 1987 Stock Option Plan for Non-Employee Directors

    A. 1999 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................  42,197  $12.2628   - $20.0070    $16.7225
       Options Granted.........      --        --   -       --          --
       Options Exercised.......      --        --   -       --          --
       Options Canceled........  (7,737)  12.2628   -  20.0070     17.1014
                                -------  --------     --------    --------
     Outstanding at end of
      period...................  34,460  $12.2628   - $20.0070    $16.6375
                                =======
     Exercisable at end of
      period...................  31,644  $12.2628   - $20.0070    $16.3376
                                =======

    B. 1998 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................  59,073  $ 0.4925   - $20.0070    $12.2941
       Options Granted.........      --        --   -       --          --
       Options Exercised....... (16,876)   0.4925   -   3.6628      1.2210
       Options Canceled........      --        --   -       --          --
                                -------  --------     --------    --------
     Outstanding at end of
      period...................  42,197  $12.2628   - $20.0070    $16.7225
                                =======
     Exercisable at end of
      period...................  32,346  $12.2628   - $20.0070    $15.9701
                                =======

  IV. 1997 Stock Option Plan for Non-Employee Directors

    A. 1999 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................  36,000  $15.0437   - $19.4684    $16.8873
       Options Granted.........  15,000   12.1875   -  12.1875     12.1875
       Options Exercised.......      --        --   -       --          --
       Options Canceled........  (6,750)  12.1875   -  19.4684     14.7575
                                -------  --------     --------    --------
     Outstanding at end of
      period...................  44,250  $12.1875   - $19.4684    $15.6190
                                =======
     Exercisable at end of
      period...................  12,750  $15.0437   - $19.4684    $17.6465
                                =======

    B. 1998 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................  18,000  $19.4684   - $19.4684    $19.4684
       Options Granted.........  21,000   15.0437   -  15.0437     15.0437
       Options Exercised.......      --        --   -       --          --
       Options Canceled........  (3,000)  19.4684   -  19.4684     19.4684
                                -------  --------     --------    --------
     Outstanding at end of
      period...................  36,000  $15.0437   - $19.4684    $16.8873
                                =======
     Exercisable at end of
      period...................   3,750  $19.4684   - $19.4684    $19.4684
                                =======

                                  VENTAS, INC.

  V. TheraTx Incorporated 1996 Stock Option/Stock Issuance Plan

    A. 1999 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................ 179,192  $ 0.1231   - $23.9037    $16.8713
       Options Granted.........      --        --   -       --          --
       Options Exercised.......      --        --   -       --          --
       Options Canceled........ (91,579)   9.8127   -  23.9037     17.7696
                                -------  --------     --------    --------
     Outstanding at end of
      period...................  87,613  $ 0.1231   - $23.9037    $15.9515
                                =======
     Exercisable at end of
      period...................  74,456  $ 0.1231   - $23.9037    $15.9052
                                =======

    B. 1998 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................ 254,923  $ 0.1231   - $27.8200    $16.9872
       Options Granted.........      --        --   -       --          --
       Options Exercised.......  (5,930)   0.1970   -  18.8004      7.5625
       Options Canceled........ (69,801)   5.8851   -  27.8200     18.0341
                                -------  --------     --------    --------
     Outstanding at end of
      period................... 179,192  $ 0.1231   - $23.9037    $16.8913
                                =======
     Exercisable at end of
      period................... 129,261  $ 0.1231   - $23.9037    $16.8511
                                =======

  VI. Outside the Plans

    A. 1999 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................  52,500  $10.8125   - $24.1623    $14.7952
       Options Granted......... 613,361    5.0000   -   5.0630      5.0411
       Options Exercised.......      --        --   -       --          --
       Options Canceled........ (10,000)  10.8125   -  17.2500     14.0313
                                -------  --------     --------    --------
     Outstanding at end of
      period................... 655,861  $ 5.0000   - $24.1623    $ 5.6848
                                =======
     Exercisable at end of
      period................... 484,299  $ 5.0000   - $24.1623    $ 5.3441
                                =======

    B. 1998 Activity

                                                                  Weighted
                                                                  Average
              Activity          Shares      Exercise Price     Exercise Price
              --------          -------  --------------------- --------------
     Outstanding at beginning
      of period................   7,500  $10.9761   - $24.1623    $21.5251
       Options Granted.........  45,000   10.8125   -  17.2500     13.6736
       Options Exercised.......      --        --   -       --          --
       Options Canceled........      --        --   -       --          --
                                -------  --------     --------    --------
     Outstanding at end of
      period...................  52,500  $10.8125   - $24.1623    $14.7952
                                =======
     Exercisable at end of
      period...................   3,000  $10.9761   - $24.1623    $17.5692
                                =======

                                 VENTAS, INC.

  Exercise prices for 1,468,454 and 3,598,076 options outstanding at December 31, 1999 range from $0.1231 to $13.2500 and $13.2501 to $27.8200, respectively. The weighted average contractual life of options outstanding on December 31, 1999 is 7.2 years.

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (Statement 123). This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. The estimated fair value of options granted for the year ended December 31, 1999 and the period from May 1, 1998 to December 31, 1998 was approximately $1,232,000 and $817,000, respectively.

  Pro forma information follows (in thousands, except per share amounts):

                                                                 1999    1998
                                                                ------- -------
   Pro forma income available to common stockholders........... $36,203 $19,803
   Pro forma earnings per common share:
     Basic..................................................... $   .53 $   .29
     Diluted...................................................     .53     .29

  In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

                                                                1999    1998
                                                               ------- -------
   Risk free interest rate....................................    6.0%    6.0%
   Dividend yield.............................................   12.0%    9.0%
   Volatility factors of the expected market price for the
    Company's common stock....................................    .25%    .25%
   Weighted average expected life of options.................. 8 years 8 years

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

7. Income Taxes

1999

  The Company intends to make an election to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with its taxable year that ended December 31, 1999. The Company believes it has been organized and has operated in such a manner as to enable it to qualify as a REIT commencing with that taxable year, subject to its ability to meet the minimum distribution requirements. The Company intends to operate in such a manner as to enable it to qualify. The Company's actual qualification and taxation as a REIT however, will depend upon its ability to meet, on a continuing basis, through actual annual operating results, distribution levels, stock ownership, and the various qualification tests imposed under the Code. No assurance can be given that the actual results of the Company's operation for any particular taxable year will satisfy such requirements. No net provision for income taxes has been recorded in the Consolidated Financial Statements for

                                 VENTAS, INC.

the year ended December 31, 1999 due to the Company's intention to qualify as a REIT, distribute 95% of its 1999 taxable income as a dividend and the existence of operating losses that offset the remaining 1999 liability for federal corporate income taxes. Although the Company currently expects to qualify as a REIT for the year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT and be taxed at corporate statutory rates. As a REIT, the Company generally will not be subject to federal income tax on income it distributes to stockholders, as long as it distributes 100% of REIT taxable income. The Company can meet the annual distribution requirement by payment of 95% of its 1999 taxable income, less dividends paid in February 1999, by no later than September 15, 2000. The Company is subject to a federal excise tax under REIT regulations of the Code to the extent that required distributions to qualify as a REIT for 1999 were not paid by January 31, 2000 and has recorded an estimate of such expense and liability in the 1999 Consolidated Financial Statements. Ordinary income paid to stockholders, for federal income tax purposes, during the year ended December 31, 1999 was $.39 per share. Net taxable income for federal income tax purposes results from net income for financial reporting purposes adjusted for the differences between the financial reporting and tax bases of assets and liabilities, including depreciation, impairment losses on real estate and the deferred gain on the partial termination of the interest rate swap agreement. For the eight month period from May 1, 1998 to December 31, 1998, the Company was taxed at the statutory corporate rates as a C corporation.

  The tax basis of the Company's real estate investments for federal income tax purposes was approximately $880 million at December 31, 1999.

  The Company made no income tax payments for the year ended December 31, 1999 and the period from May 1, 1998 to December 31, 1998.

  As a former C corporation for federal income tax purposes, the Company potentially remains subject to corporate level taxes for any asset dispositions between January 1, 1999 to December 31, 2008 ("built-in gains tax"). The amount of income potentially subject to corporate level tax is generally equal to the excess of the fair value of the asset over its adjusted tax basis as of December 31, 1998, or the actual amount of taxable gain, whichever is greater. Any gain recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. The remaining deferred income tax liability at December 31, 1999 reflects a previously established liability to be utilized for any built-in gain tax incurred on assets that are disposed of within the subsequent 10-year period.

Prior Years

  See "Note 8--Transactions with Vencor--The 1998 Spin Off" for a discussion of the Tax Allocation Agreement the Company entered into with Vencor in connection with the 1998 Spin Off.

  The Internal Revenue Service is currently reviewing the federal income tax returns for tax years ending December 31, 1996 and 1995 of the Company (which then operated under the name Vencor). The income tax returns for the Company for subsequent years are also subject to a review. The ultimate outcome of these matters has not been determined and accordingly, no additional provision for any resulting tax liabilities, if any, has been made in the Consolidated Financial Statements at December 31, 1999.

  On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon arising out of the Company's 1998 federal income tax return. Although the Company believes that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds, the Internal Revenue Service may assert a right to all or some portion of the Refund based upon its review of income tax returns for the years as previously discussed. In addition, Vencor has asserted that it is entitled to the

                                 VENTAS, INC.

Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. The Company intends to vigorously defend its rights to the Refund. There can be no assurance as to how such controversy will be resolved, or as to whether or not the Company will ultimately retain all or a portion of the Refund. Accordingly, the Refund has been classified with the other liabilities of the Company at December 31, 1999 in the Consolidated Financial Statements.

  Vencor and the Company are also engaged in a dispute relating to the entitlement to certain federal, state and local tax refunds, including the Refund. In connection with Vencor's bankruptcy filing, the Company and Vencor are currently discussing the terms of a stipulation relating to such tax refunds. There can be no assurance as to how such dispute will be resolved.

  The provision for income taxes for the period from May 1, 1998 to December 31, 1998 consists of the following (in thousands):

                                                            The Period From
                                                             May 1, 1998 to
                                                              December 31,
                                                                  1998
                                                          --------------------
   Deferred:
     Federal.............................................       $18,602
     State...............................................         2,549
                                                                -------
                                                                 21,151
   Current tax benefit of extraordinary loss on
    extinguishment of debt:
     Federal.............................................        (4,350)
     State...............................................          (585)
                                                                -------
                                                                 (4,935)
                                                                -------
   Provision for income taxes............................       $16,216
                                                                =======

  A summary of non-current deferred income taxes by source included in the consolidated balance sheet at December 31, 1998 follows (in thousands):

                                                          (Assets) Liabilities
                                                          --------------------
                                                              December 31,
                                                                  1998
                                                          --------------------
   Depreciation..........................................       $14,700
   Property..............................................           905
   Interest rate swap loss...............................        14,972
   Compensation..........................................           (71)
                                                                -------
                                                                $30,506
                                                                =======

  On September 15, 1999, the Company completed and filed its calendar year 1998 U.S. Corporation Income Tax Return. On its return the Company reflected capital loss carryforwards of approximately $201.0 million which can only be utilized against future capital gains, if any. The carryforwards expire in 2019. The Company also has a net operating loss ("NOL") carryforward of $15.0 million, of which approximately $4.0 million was used to offset taxes for 1999 and $11.0 million can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year's return determine that amounts are owed), if any, remaining after the dividend paid deduction. The Company's ability to utilize tax carryforwards will be subject to a variety of factors including the Company's dividend distribution policy. In general, the Company will be entitled to utilize NOL's and tax credit carryforwards only to the extent that REIT taxable income exceeds the Company's deduction for dividends paid.

  As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described above, no net deferred tax benefit has been ascribed to capital loss and net operating loss carryforwards as of December 31, 1999 and 1998.

                                 VENTAS, INC.

  A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                                 The Period From
                                                                 May 1, 1998 to
                                                                  December 31,
                                                                      1998
                                                                 ---------------
   Federal statutory rate.......................................     33.05%
   State income taxes, net of federal income tax benefit........      4.75%
                                                                     ------
   Effective income tax rate....................................     37.80%
                                                                     ======

8. Transactions with Vencor

Recent Developments Regarding Vencor

  On September 13, 1999, Vencor filed for protection under chapter 11 of the United States Bankruptcy Code the ("Bankruptcy Code"). Under the automatic stay provisions of the Bankruptcy Code, the Company is currently prevented from exercising certain rights and remedies under its agreements with Vencor, including the Spin Agreements (as defined below), and from taking certain enforcement actions against Vencor. The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. Terms of a preliminary, non-binding agreement among Vencor's major creditors, Vencor and Ventas, reached at the time of Vencor's bankruptcy filing regarding Vencor's plan of reorganization (the "September 1999 Agreement in Principle"), are set forth below. On March 22, 2000, the Delaware bankruptcy court granted Vencor's motion to extend through May 16, 2000 the period during which Vencor has the exclusive right to file a plan of reorganization, and Vencor recently extended the expiration date for its debtor-in-possession financing until June 30, 2000. There can be no assurance that Vencor's plan of reorganization, when filed, will be on the terms of the September 1999 Agreement in Principle or otherwise be acceptable to the Company.

  Under the terms of the September 1999 Agreement in Principle, the Company would make approximately $45 million in annual rent concessions, effective as of May 1, 1999, resulting in annual base rent of approximately $181 million for the 1999-2000 lease year. The Company would also receive (a) in addition to the current 2% annual cash escalator contained in its Master Leases, a 1 1/2% annual non-cash rent escalator that would accrue at 6% per annum until the occurrence of certain specified events, at which time the accrual with interest would be due and payable and thereafter the 1 1/2% rent escalator would convert to a cash escalator totalling 3 1/2% per year; (b) an additional 1% annual cash rent bonus escalator payable if Vencor's net patient revenue growth at the Company's facilities exceeds a cumulative annual growth rate of 5%; (c) a one time, unilateral right to reset the rents for the facilities, exercisable on a lease by lease basis from May 2002 through May 2005, to a then fair rental rate, for a total fee of $5 million payable on a pro-rata basis at the time of exercise under any lease; (d) 15% of the common stock and warrants in reorganized Vencor (the Company, in order to qualify as a REIT, may not hold 10% or more of the total combined voting power or the total number of shares in Vencor; the Company is evaluating alternatives for dealing with any Vencor equity ultimately received in excess of the 10% or more limitation); and (e) a reaffirmation and continuation of Vencor's indemnity obligations under the Spin Agreements. The Development Agreement and the Participation Agreement between the Company and Vencor (each, as defined below) would be terminated, and the Tax Allocation Agreement and the Master Leases (each, as defined below) would be amended and clarified under the September 1999 Agreement in Principle. The terms of the September 1999 Agreement in Principle also provided that on the Vencor Effective Date the Company would also receive approximately $3.4 million, representing reduced August 1999 minimum monthly base rent ("August 1999 Rent") (approximately $15.1 million), net of $11.7 million ($3.75 million reduction in rent per month for May, June and July 1999 rent, plus $0.45 million relating to previously paid rent for a disputed facility). However, there can be no assurance that Vencor's plan of reorganization, when filed, will be on the terms of the September 1999 Agreement in Principle or otherwise will be acceptable to the

                                 VENTAS, INC.

Company. As a result of delays in the extended Vencor bankruptcy proceeding and the determination that such amount is uncollectible, the Company wrote off approximately $34.4 million of rents receivable from tenants (of which approximately $26.9 million in expense was realized during the fourth quarter of 1999), primarily consisting of the following:

      (1) $18.8 million for an amount due from Vencor that approximates the $3.75 million per month difference for August 1999 through December 1999 between the minimum monthly base rent due the Company under the current terms of the Master Leases with Vencor and the minimum monthly base rent that would be due under leases based on the September 1999 Agreement in Principle;

      (2) a $15.1 million write-off of the balance of the unpaid minimum monthly base rent for August 1999 that is a claim in the extended Vencor bankruptcy proceedings;

      (3) a $0.2 million charge for rent due under a lease with Vencor which is under dispute; and

      (4) a $0.3 million charge to earnings for rent and other items due from non-Vencor tenants.

  Other terms of the September 1999 Agreement in Principle for Vencor include:
(a) the principal amount of Vencor senior bank debt would be reduced from approximately $520 million to approximately $320 million in exchange for 56% of the common stock in the restructured Vencor, and (b) Vencor's senior subordinated notes would be converted into approximately 29% of the common stock in restructured Vencor, and the holders of such debt would receive warrants in the restructured company. The Company believes that the best outcome for the Company, Vencor and their respective banks and other creditors is a global restructuring of Vencor's financial obligations in connection with Vencor's chapter 11 bankruptcy filing.

  Ventas and Vencor continue to be engaged in advanced settlement discussions with the federal government seeking to resolve all federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs. The majority of these claims arise from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring suit in the name of the United States. The United States Department of Justice, Civil Division, filed two proofs of claim in the Vencor bankruptcy court covering the United States claims and the qui tam suits. The United States asserted approximately $1.3 billion, including triple damages, against Vencor in these proofs of claim. The Department of Justice has informed the Company that it is the Department of Justice's position that, if liability exists, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. If the United States, Vencor and the Company reach a settlement, any liability of the Company and Vencor related to these matters would likely be resolved in the settlement. There can be no assurance that a settlement will be reached regarding these claims and suits or, if reached, that the settlement will be on terms acceptable to the Company. See "Note 11-- Litigation."

  There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a restructuring plan, that any such plan will be on the terms of the September 1999 Agreement in Principle or on other terms acceptable to the Company, Vencor and its creditors, or that any restructuring plan will not have a Material Adverse Effect on the Company. Nor can there be any assurance that Vencor and the Company will be able to reach a settlement with the Department of Justice, or that any such settlement will be on terms acceptable to Vencor, Vencor's creditors and the Company. The Company, Vencor and its creditors are not legally bound by the terms of the September 1999 Agreement in Principle, and the terms of the September 1999 Agreement in
Principle: (i) are mutually interdependent, (ii) are subject to agreement on a satisfactory plan of reorganization and confirmation thereof and (iii) are further subject to other conditions (including, but not limited to, negotiation and execution of definitive documentation). As discussed above, Vencor has entered into additional negotiations with its various creditors and Ventas regarding the September 1999 Agreement in Principle. Under the terms of the Amended Credit Agreement, it is an event of default if Vencor's plan of reorganization is not effective on or before December 31, 2000. See "Note 4-- Borrowing Arrangements."

                                 VENTAS, INC.

 The Stipulation

  In connection with the bankruptcy filing by Vencor, the Company and Vencor entered into a stipulation (the "Stipulation") for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. The Stipulation was approved by the bankruptcy court. During the period in which the Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend Ventas from and against all claims arising out of the Company's former health care operations or assets or liabilities transferred to Vencor in the 1998 Spin Off. Vencor has not, however, agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Stipulation and/or rejection by Vencor of the Spin Agreements could have a Material Adverse Effect on the Company.

  The payments under the Stipulation are required to be made by the fifth day of each month, or on the first business day thereafter. Starting in September, 1999, the difference between the amount of minimum monthly base rent due under the Company's Master Leases with Vencor and the monthly payment of approximately $15.1 million accrues as a superpriority administrative expense in Vencor's bankruptcy, junior in right only to the following: (i) any liens or superpriority claims provided to lenders under Vencor's debtor-in-possession credit agreement (the "DIP facility"); (ii) any fees due to the Office of the United States Trustee; (iii) certain fees of Vencor's professionals; (iv) any liens or superpriority claims granted to pre-petition secured creditors as adequate protection for their claims under the interim DIP order issued by the bankruptcy court and the final DIP order; and (v) pre-petition liens granted to the lenders under Vencor's credit agreement, as amended, and related agreements, to the extent such pre-petition claims are allowed as secured, subject to challenge in the Vencor bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Stipulation is not subject to offset, recoupment or challenge. August 1999 Rent in the amount of approximately $18.9 million remains unpaid and will be asserted as a claim in Vencor's chapter 11 case.

  The Stipulation by its terms initially would have expired on October 31, 1999, but automatically renews for one-month periods unless either party provides a fourteen-day notice of its election to terminate the Stipulation. To date, no such notice of termination has been given. The Stipulation may also be terminated prior to its expiration upon a payment default by Vencor, the consummation of a plan of reorganization for Vencor, or the occurrence of certain events under the DIP facility. There can be no assurance as to how long the Stipulation will remain in effect or that Vencor will continue to perform under the terms of the Stipulation.

  The Stipulation also addresses an agreement by Ventas and Vencor concerning any statutes of limitations and other time constraints. See "--The Tolling Agreement" below.

 The Second Standstill Agreement

  On April 12, 1999, the Company entered into a Second Standstill Agreement with Vencor, which was subsequently amended on May 5, May 8, June 6, July 6, August 5, and September 3, 1999 (as amended, the "Second Standstill Agreement"). The Second Standstill Agreement terminated on September 9, 1999. Under the Second Standstill Agreement, the Company agreed not to exercise its remedies under the Master Leases based on any default arising from or relating to disclosures made by Vencor to the Company, and to accept the payment of April, May, June and July 1999 rent pursuant to a specified schedule. These payments represent the full amount of rent that was due for each month's rent under the Master Leases. Vencor made all rent payments required by the Second Standstill Agreement with respect to the April, May, June and July 1999 lease payments. August 1999 Rent remains unpaid and will be asserted as a claim in Vencor's chapter 11 bankruptcy case.

                                 VENTAS, INC.

  Also, under the Second Standstill Agreement, each of the Company and Vencor agreed not to pursue any claims against the other or any third party relating to the agreements entered into in connection with the 1998 Spin Off, or any of the Master Leases, or with respect to certain specified disputes, during a defined period that terminated on September 9, 1999.

 The Tolling Agreement

  The Company and Vencor have also entered into an agreement (the "Tolling Agreement") pursuant to which they have agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "bankruptcy avoidance provisions" that might be asserted by one party against the other, are extended or tolled for a specified period. That period currently terminates on the termination date of the Stipulation. Pursuant to the Stipulation, the Tolling Agreement does not shorten any time period otherwise provided under the Bankruptcy Code.

The 1998 Spin Off

  In order to govern certain of the relationships between the Company and Vencor after the 1998 Spin Off and to provide mechanisms for an orderly transition, the Company and Vencor entered into various agreements at the time of the 1998 Spin Off, including the Master Leases (the "Spin Agreements"). In connection with the 1998 Spin Off, an Independent Committee of the Board of Directors of the Company was formed. The function of the Independent Committee was to review and approve all agreements and transactions between the Company and Vencor to ensure that such agreements and transactions represent arm's length negotiations including, without limitation, the negotiation, enforcement and renegotiations of any leases between the Company and Vencor. On November 17, 1998, the Company appointed a new director to the Independent Committee and the committee appointed him Chairman of the Independent Committee. As of the date hereof, the Company and Vencor have no common directors, officers or, to the Company's knowledge, common ownership by stockholders owning greater than 10% of both companies. During 1999, the Company moved its offices from space it shared with Vencor and no longer requires administrative support from Vencor. However, as discussed below, Vencor assisted in the preparation of certain Securities and Exchange Commission (the "Commission") filings and tax returns and continues to provide certain information in connection with related audits of tax matters for the Company and to defend certain litigation to which the Company is or may become a party.

  As described above in "--Recent Developments Regarding Vencor," under the automatic stay provisions of the Bankruptcy Code, the Company is currently prevented from exercising certain rights and remedies under the Spin Agreements and from taking certain enforcement actions against Vencor. In addition, certain provisions of the Spin Agreements are currently governed by the terms of the Stipulation. If a Vencor plan of reorganization is consummated according to the terms of the September 1999 Agreement in Principle, the Company expects that the terms of the Master Leases and certain other Spin Agreements will be substantially amended and reflected in the terms of new agreements and that certain of the Spin Agreements will be terminated. Certain material terms of the Master Leases and certain of the other Spin Agreements are described below.

 Master Lease Agreements

  In the 1998 Spin Off, the Company retained substantially all of its real property, buildings and other improvements (primarily long-term acute care hospitals and nursing facilities) and leased nearly all these facilities to Vencor under four Master Leases. A single nursing facility in Corydon, Indiana was leased by the Company to Vencor in August, 1998 under the terms of a fifth Master Lease. The Master Leases contain terms which govern the rights, duties and responsibilities of the Company and Vencor relative to each of the leased properties. The leased properties include land, buildings, structures, easements, improvements on the land and permanently affixed equipment, machinery and other fixtures relating to the operation of the facilities.

                                 VENTAS, INC.

  The Company's ability to exercise certain rights and remedies under the Master Leases described below has been stayed as a result of Vencor's filing for protection under chapter 11 of the Bankruptcy Code. The Bankruptcy Code, however, generally provides that a landlord is entitled to receive rent during the pendency of a tenant's bankruptcy proceeding, subject to such tenant's rights to reject the lease and its other legal defenses and rights. Vencor has disputed that it is required to pay rent at the rate set forth in the Master Leases and in the Stipulation has reserved the right to challenge the rate set forth in the Master Leases in the event the Stipulation is terminated. The Stipulation discussed above provides for Vencor to pay $15.1 million per month in minimum base rent under the Master Leases while the Stipulation is in effect. Various provisions of the Master Leases may ultimately be challenged in Vencor's chapter 11 bankruptcy case, and certain provisions regarding payment of rent have been modified by the Stipulation in anticipation of the contemplated restructuring. The Company expects that the terms of the Master Leases will be substantially amended and reflected in the the terms of new or restated master lease agreements in connection with the consummation of Vencor's plan of reorganization according to the terms of the September 1999 Agreement in Principle. See "--Recent Developments Regarding Vencor."

  The Master Leases are structured as triple-net leases pursuant to which Vencor is required to pay all or substantially all insurance, taxes, utilities and maintenance related to the properties. The base annual contract rent was approximately $226.6 million and $222.2 million at December 31, 1999 and 1998, respectively. Base annual rent increases 2% per annum, effective May 1 of each year, provided Vencor achieves net patient service revenue for the applicable year in excess of 75% of net patient service revenue for the base year of 1997. The initial terms of these leases were for periods ranging from 10 to 15 years.

  Under the terms of each Master Lease, except as noted below, upon the occurrence of an event of default thereunder, the Company may, at its option, exercise the remedies under a Master Lease on all properties included within that particular Master Lease. The remedies which may be exercised under the Master Lease by the Company, at its option, include the following: (i) after not less than 10 days' notice to Vencor, terminate the Master Lease, repossess the leased property and relet the leased property to a third party and require that Vencor pay to the Company, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease, repossess the leased property and relet the leased property with Vencor remaining liable under the Master Lease for all obligations to be performed by Vencor thereunder, including the difference, if any, between the rent under the Master Lease and the rent payable as a result of the reletting of the leased property and (iii) any and all other rights and remedies available at law or in equity. The Master Leases require Vencor to cooperate with the Company in connection with license transfers and certain other regulatory matters arising from a lease termination.

  Each Master Lease provides that the remedies under such Master Lease may be exercised with respect only to the property that is the subject of the default upon the occurrence of any one of the following events of default: (i) the occurrence of a final non-appealable revocation of Vencor's license to operate a facility; (ii) the reduction in the number of licensed beds at a facility in excess of 10% or the revocation of certification of a facility for reimbursement under Medicare; or (iii) Vencor becomes subject to regulatory sanctions at a facility and fails to cure the regulatory sanctions within the applicable cure period. Upon the occurrence of the fifth such event of default under a Master Lease with respect to any one or more properties, the Master Lease permits the Company, at its option, to exercise the rights and remedies under the Master Lease on all properties included within that Master Lease.

  The occurrence of any one of the following events of default constitutes an event of default under all Master Leases, permitting the Company, at its option, to exercise the rights and remedies under all of the Master Leases simultaneously: (i) the occurrence of an event of default under the Agreement of Indemnity--Third Party Leases between the Company and Vencor, (ii) the liquidation or dissolution of Vencor, (iii) if Vencor files a petition of bankruptcy or a petition for reorganization or arrangement under the federal bankruptcy laws, and (iv) a petition is filed against Vencor under federal bankruptcy laws and the same is not dismissed within 90 days of its institution.

                                 VENTAS, INC.

  Any notice of the occurrence of an event of default under a Master Lease which the Company sends to Vencor must be sent simultaneously to Vencor's leasehold mortgagee (the "Leasehold Mortgagee"). Prior to terminating a Master Lease for all or any part of the leased property covered thereunder, the Company must give the Leasehold Mortgagee prior written notice and the opportunity to cure any such event of default within the cure period for Leasehold Mortgagees set forth in the Master Leases. Following the expiration of such cure period, the Company may then terminate a Master Lease by giving at least 10 days prior written notice of such termination.

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

  Each Master Lease requires Vencor to maintain specified levels of liability, all risk property and workers' compensation insurance for the properties. Each Master Lease further provides that in the event a property is totally destroyed, or is substantially destroyed such that the damage renders the property unsuitable for its intended use, Vencor will have the option either to restore the property at its cost to its pre-destruction condition or offer to purchase the leased property (in either event all insurance proceeds, net of administrative and related costs, will be made available to Vencor). If the Company rejects the offer to purchase, Vencor will have the option either to restore the property or terminate the applicable Master Lease as it relates to the property. If the damage is such that the property is not rendered unsuitable for its intended use, or if it is not covered by insurance, each Master Lease requires Vencor to restore the property to its original condition.

  Pursuant to the Spin Agreements, all controversies, claims or disputes arising out of the Master Leases are subject to mediation between the parties for a reasonable period of time in an effort to settle such controversy, claim or dispute. If the parties are unable to reach resolution after such period of time, then the dispute is to be submitted to arbitration.

 Development Agreement

  Under the terms of the Development Agreement, Vencor if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring and developing such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The initial annual base rent under such a lease will be 10% of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. During the year ended December 31, 1999, the Company did not acquire any facilities under this agreement. During the period from May 1, 1998 to December 31, 1998, the Company acquired one skilled nursing facility under the Development Agreement for $6.2 million and has entered into a separate Master Lease with Vencor with respect to such facility. The Development Agreement has a five year term, and the Company and Vencor each have the right to terminate the Development Agreement in the event of a change of control. The ability of the Company to purchase properties pursuant to the terms of the Development Agreement is restricted by the terms of Amended Credit Agreement. Any such future purchases would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Company expects the Development Agreement to be terminated in the event the Company, Vencor and Vencor's creditors agree on a plan of reorganization for Vencor and such plan is consummated.

                                 VENTAS, INC.

 Participation Agreement

  Under the terms and conditions of the Participation Agreement, Vencor has a right of first offer to become the lessee of any real property acquired or developed by the Company which is to be operated as a hospital, nursing facility or other health care facility, provided that Vencor and the Company can negotiate a mutually satisfactory lease arrangement and provided that the property is not leased by the Company to the existing operator of such facility.

  The Participation Agreement also provides, subject to certain terms, that the Company has a right of first offer to purchase or finance any health care related real property that Vencor determines to sell or mortgage to a third party, provided that Vencor and the Company can negotiate mutually satisfactory terms for such purchase or mortgage. The Participation Agreement has a three year term, and the Company and Vencor each have the right to terminate the Participation Agreement in the event of a change of control. The ability of the Company to purchase or finance properties pursuant to the terms of the Participation Agreement is restricted by the terms of the Company's Amended Credit Agreement. Any such future purchases or financings would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Company expects the Participation Agreement to be terminated in the event the Company, Vencor and Vencor's creditors agree on a plan of reorganization for Vencor and such plan is consummated.

 Tax Allocation Agreement

  The Tax Allocation Agreement provides that Vencor will be liable for, and will hold the Company harmless from and against, (i) any taxes of Vencor and its then subsidiaries (the "Vencor Group") for periods after the 1998 Spin Off, (ii) any taxes of the Company and its then subsidiaries (the "Company Group") or the Vencor Group for periods prior to the 1998 Spin Off (other than taxes associated with the Spin Off) with respect to the portion of such taxes attributable to assets owned by the Vencor Group immediately after completion of the 1998 Spin Off and (iii) any taxes attributable to the 1998 Spin Off to the extent that Vencor derives certain tax benefits as a result of the payment of such taxes. Vencor will be entitled to any refund or credit in respect of taxes owed or paid by Vencor under (i), (ii) or (iii) above. Vencor's liability for taxes for purposes of the Tax Allocation Agreement will be measured by the Company's actual liability for taxes after applying certain tax benefits otherwise available to the Company other than tax benefits that the Company in good faith determines would actually offset tax liabilities of the Company in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement will be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Company.

  The Company will be liable for, and will hold Vencor harmless against, any taxes imposed on the Company Group or the Vencor Group other than taxes for which the Vencor Group is liable as described in the above paragraph. The Company will be entitled to any refund or credit for taxes owed or paid by the Company as described in this paragraph. The Company's liability for taxes for purposes of the Tax Allocation Agreement will be measured by the Vencor Group's actual liability for taxes after applying certain tax benefits otherwise available to the Vencor Group other than tax benefits that the Vencor Group in good faith determines would actually offset tax liabilities of the Vencor Group in other taxable years or periods. Any right to a refund will be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Vencor Group. See "Note 7-- Income Taxes."

 Agreement of Indemnity--Third Party Leases

  In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to

                                 VENTAS, INC.

Vencor (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Vencor. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). If Vencor or such third party subtenants are unable to satisfy the obligations under any Third Party Lease assigned by the Company to Vencor, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. In that event, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 11 years and total aggregate remaining minimum rental payments under those leases amount to $114.0 million. The Third Party Leases relating to ground leases have remaining terms from 1 to 81 years and total aggregate remaining minimum rental payments under those leases amount to $33.6 million. The annual minimum rental payments under all of these leases for 2000 equals approximately $35.3 million. Pursuant to the Stipulation, Vencor agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases during the period in which the Stipulation is in effect, and, except for disputes with Health Care Property Investors discussed in "Note 9--Commitments and Contingencies," has to date performed its obligations.

  The total aggregate remaining minimum rental payments under these leases are as follows (in thousands):

                                                         Sub-
                                                        Leased
                     Skilled                             Third
                     Nursing                     Office  Party
                    Facilities Hospitals  Land   Leases Leases  Other   Total
                    ---------- --------- ------- ------ ------- ------ --------
   2000............  $22,619    $ 2,857  $ 1,211  $536  $ 7,660 $  416 $ 35,299
   2001............   16,246      2,870    1,203   397    5,726    322   26,764
   2002............    9,948      2,726    1,165    50    2,782    296   16,967
   2003............    5,831      2,225    1,144   --     2,587    265   12,052
   2004............    2,204      2,225    1,139   --     2,017    265    7,850
   Thereafter......    4,057      4,999   27,717   --    11,525    354   48,652
                     -------    -------  -------  ----  ------- ------ --------
                     $60,905    $17,902  $33,579  $983  $32,297 $1,918 $147,584
                     =======    =======  =======  ====  ======= ====== ========

 Agreement of Indemnity--Third Party Contracts

  In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Vencor (the "Third Party Guarantees"). The Company may remain liable on the Third Party Guarantees assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Contracts, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Vencor. If Vencor is unable to satisfy the obligations under any Third Party Guaranty assigned by the Company to Vencor, then the Company may be liable for the payment and performance of the obligations under any such agreement. The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. The aggregate exposure under these guarantees is approximately $49.8 million. Of that amount, Atria Communities, Inc. ("Atria") also has directly guaranteed and agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of one of the Third Party Guarantees, in an aggregate principal amount of approximately $34.5 million. There can be no assurance that the Company will be successful in its attempt to be released from this liability.

                                 VENTAS, INC.

 Transition Services Agreement

  The Transition Services Agreement, which expired pursuant to its terms on December 31, 1998, provided that Vencor would provide the Company with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk management, legal, and information systems support. The Company paid Vencor $1.6 million for the period from May 1, 1998 to December 31, 1998 for services provided under the Transition Services Agreement.

  After December 31, 1998, Vencor continued to provide the Company with certain administrative and support services (primarily computer systems, telephone networks, mail delivery and other office services). Effective March 15, 1999, the Company moved to new office space and those services were no longer provided by Vencor. During 1999, Vencor assisted in the preparation of Commission filings and certain tax returns and other tax filings made on behalf of the Company for the period ending on or before December 31, 1998 and is continuing to assist the Company under the terms of the Tax Allocation Agreement and the other Spin Agreements by providing certain information in connection with the Company's fixed asset records, ongoing audits of tax matters and defending certain litigation to which the Company is or may become liable.

 Assumption of Certain Operating Liabilities and Litigation

  In connection with the 1998 Spin Off, Vencor agreed to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the health care operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the health care operations. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. For example, Vencor has not agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. If Vencor does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. In addition, if Vencor's plan of reorganization is consummated, it is likely that the Company will be required to make payments to settle certain government claims which will not be subject to recovery from or indemnification by Vencor.

9. Commitments and Contingencies

  On August 3, 1999, Health Enterprises of Michigan, Inc. ("HEM"), the Company's tenant at three of its facilities in Michigan, filed a petition for relief under the United States Bankruptcy Code. The three leases to HEM provided for annual rental for the three Michigan facilities of approximately $1.05 million. The Company's leases with HEM were rejected by HEM in the bankruptcy proceeding. The Company has entered into leases for the three facilities with substitute tenants. The initial aggregate annual rental for the facilities under the leases with the new tenants is expected to be approximately $639,000. The Company has asserted a claim against HEM in the bankruptcy proceeding for the fees, costs, expenses and damages resulting from HEM's rejection of the leases for the three Michigan facilities. The amount of any such recovery against HEM will be limited by applicable bankruptcy law. In addition, there can be no assurance the Company would prevail in a claim against HEM or that HEM would have sufficient assets to satisfy such claim. Mr. Peter C. Kern guaranteed HEM's performance under the leases for two of the three Michigan facilities. The Company also has asserted claims

                                 VENTAS, INC.

against Mr. Kern for HEM's failure to perform under the terms of the leases for the two applicable Michigan facilities. There can be no assurance the Company will prevail in a claim against Mr. Kern or whether Mr. Kern will have sufficient assets to satisfy any such claim. The Company has determined that these developments will not have any effect on the carrying value of the three Michigan facilities in the accompanying Consolidated Financial Statements.

  In addition, HEM or its parent company, Texas Health Enterprises, Inc., also operates, or is otherwise a sub-tenant of, nine facilities under sub-leases of primary leases (the "HEM Primary Leases"). The sub-leases and the HEM Primary Leases were assigned by the Company to Vencor; however, the Company may be liable to the landlord under the HEM Primary Leases, which are part of the Third Party Subleases discussed above. The annual lease payments on these nine facilities is approximately $2.2 million and the estimated remaining total lease payments are approximately $7.8 million. The sub-tenant filed a motion to reject six of the sub-lease agreements, which motion was granted. The annual lease payments on these six facilities approximate $1.5 million and the estimated total remaining lease payments are approximately $3.6 million. In conjunction with the 1998 Spin Off, Vencor indemnified the Company and agreed to hold the Company harmless from and against all claims against the Company arising from any of these obligations. Pursuant to its indemnification of the Company and the Stipulation, Vencor has either assumed operation of these six facilities or relet the facilities to another operator, and therefore the Company is not currently bearing any of the costs relating to such facilities. However, there can be no assurance that Vencor will continue to pay, indemnify and defend the claims or have sufficient assets, income and access to financing to enable it to satisfy such claims.

  The Company received demands for payment from Health Care Property Investors. ("HCPI") by letters dated October 19, 1999, February 4, 2000 and March 7, 2000 for obligations alleged to be due under lease agreements which were assigned to and assumed by Vencor in connection with the 1998 Spin Off. The aggregate amount alleged to be due to HCPI in such demand letters is approximately $3.7 million. In addition, by letter dated February 9, 2000, HCPI notified the Company and Vencor that HCPI intends to exercise its right to have the Company or Vencor purchase two facilities owned by HCPI (one in Evansville, Indiana and one in Kansas City, Missouri) and leased by Vencor under lease agreements that were assigned to and assumed by Vencor in connection with the 1998 Spin Off. The two facilities have allegedly been closed and HCPI has stated that if the facilities were not reopened within the required period of time, HCPI would demand that the Company or Vencor purchase the facility not so reopened for the greater of the minimum repurchase price or the fair value. The minimum repurchase price is approximately $8.5 million for the Evansville facility and $3.8 million for the Kansas City facility. HCPI contends that the Evansville facility must be reopened on or before April 24, 2000 and the Kansas City facility must be reopened on or before April 22, 2000. Vencor responded to the HCPI claims and demands and requested supporting documentation and clarification relating to certain claims, disputed the validity and enforceability of HCPI's ability to require the repurchase of the Evansville and Kansas City facilities, and agreed to pay a portion of the amounts alleged to be due to HCPI. In accordance with the terms of the 1998 Spin Off and the Stipulation, the Company has issued written demand to Vencor for payment, performance, indemnification and defense of the claims, obligations and allegations asserted by HCPI. There can be no assurance that Vencor will pay, indemnify and defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such claims.

  Lenox Healthcare, Inc. and its subsidiaries (collectively, "Lenox") filed for protection under chapter 11 of the Bankruptcy Code on November 3, 1999. Lenox operates eight facilities under subleases of primary leases (the "Lenox Primary Leases"), which are part of the Third Party Subleases discussed above. In connection with the 1998 Spin Off, the Company assigned the subleases and Lenox Primary Leases to Vencor; however, the respective lessors may claim that the Company remains liable to them under the Lenox Primary Leases. The annual lease payments on these eight facilities approximate $2.4 million and the estimated total remaining lease payments are approximately $26.0 million (assuming Vencor exercises all available renewal rights). Lenox has

                                 VENTAS, INC.

rejected three of the subleases. The annual lease payments on these three facilities is approximately $1.9 million and the estimated total remaining lease payments are approximately $5.6 million (assuming the tenant thereunder exercises all available renewal rights). Pursuant to its indemnification of the Company and the Stipulation, Vencor has either assumed operation of these three facilities or relet the facilities to another operator, and therefore the Company is not currently bearing any of the costs relating to such facilities. Lenox has not yet affirmed or rejected the five remaining subleases. In conjunction with the 1998 Spin Off, Vencor indemnified the Company and agreed to hold the Company harmless from and against all claims against the Company arising from any of these obligations. However, there can be no assurance that Vencor will continue to pay, indemnify or defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations.

  Based upon actions taken by Vencor in the past under its indemnity obligations related to these matters and similar matters, the agreement by Vencor under the Stipulation to continue to perform its indemnity obligations under the Spin Agreements, and the expected reaffirmation and continuation of Vencor's indemnity obligations in the contemplated restructuring between the Company, Vencor and Vencor's creditors, there have been no adjustments recorded in the accompanying Consolidated Financial Statements relating to the uncertainties regarding the HEM Primary Leases, the Lenox Primary Leases or the HCPI demand.

  Sun Healthcare Group, Inc. ("Sun") filed a petition for relief under the Bankruptcy Code in October 1999. Sun leases a single nursing facility in Toledo, Ohio from the Company. The annual rent under the Company's lease with Sun is $248,000. Sun currently is not in default in the payment of rent under the Company's lease, nor has it sought to reject such lease. In its bankruptcy proceeding, Sun may seek either to reject or assume the Company's lease. If Sun rejects the Company's lease, then the Company will have to locate a substitute tenant for the facility. There can be no assurance that the Company would be able to locate a satisfactory substitute tenant for the facility on terms that would be acceptable to the Company. Should the Company fail to locate a substitute tenant on terms acceptable to the Company, then the Company would have to assume operations at the facility, sell the facility or close the facility. The Company has determined that Sun's rejection of the lease, if it occurs, will not have any significant effect on the carrying value of this facility in the accompanying Consolidated Financial Statements.

  Integrated Health Services, Inc. and a number of its subsidiaries filed a petition for relief under the Bankruptcy Code in February 2000. IHS Acquisition No. 151, Inc. and Integrated Health Services of Naples, Inc. (collectively, "IHS"), affiliates of Integrated Health Services, Inc. included in the bankruptcy filings, each lease a nursing facility from the Company. The aggregate annual rental under the two leases is approximately $784,000. IHS is at least one month in arrears on the monthly rental payments on both of the facilities. In its bankruptcy proceeding, IHS may seek either to reject or assume the Company's leases. If IHS rejects either of the leases, then the Company will have to locate a substitute tenant for the facility. There can be no assurance that the Company would be able to locate satisfactory substitute tenants for the facilities on terms that are acceptable to the Company. Should the Company fail to locate substitute tenants on terms acceptable to the Company, then the Company would have to assume operations at the facilities, sell the facilities or close the facilities. The Company expects IHS will reject the lease on one of the two facilities, and accordingly, the Company has sought to locate an operator for that facility. The Company has not yet located a new operator for the affected facility and has recorded a real estate impairment loss of $1.9 million to write down the asset to its estimated fair value.

  On November 10, 1999, one of the Company's nursing facilities was damaged by a casualty of unconfirmed origin or cause. The nursing facility is located in Flint, Michigan and is leased and operated by Continuum of Flint, Inc. Three patients at the facility and two employees of Continuum of Flint, Inc. died as a result of the casualty. Under the terms of the lease agreement, Continuum of Flint, Inc. is required to maintain property and business interruption, steam boiler/pressure vessels, workers' compensation and general and professional liability

                                 VENTAS, INC.

insurance with respect to the facility. The Company is named on the related policies as an additional insured and loss payee. All rental payments which have come due for this facility since the date of the casualty have been paid to the Company by Continuum of Flint, Inc.'s insurers. The Company also maintains general liability insurance. The Company notified its general liability carriers of the occurrence of this casualty. At this time the Company does not believe this casualty will have a Material Adverse Effect on the Company.

  Except for the $1.9 million real estate impairment loss, as discussed above, no adjustments or additional provision for liability, if any, resulting from the matters discussed above has been recorded in the Consolidated Financial Statements at December 31, 1999.

10. Earnings Per Share

  The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

                                                                   Period from
                                                      Year Ended  May 1, 1998 to
                                                     December 31,  December 31,
                                                         1999          1998
                                                     ------------ --------------
Numerator for Basic and Diluted Earnings Per Share:
  Income before Extraordinary Item.................    $42,535       $34,809
  Extraordinary Item...............................        --         (8,051)
                                                       -------       -------
  Net Income.......................................    $42,535       $26,758
                                                       =======       =======
Denominator:
  Denominator for Basic Earnings Per Share--
   Weighted Average Shares.........................     67,754        67,681
  Effect of Dilutive Securities:
    Stock Options..................................         15            46
    Time Vesting Restricted Stock Awards...........        220           138
                                                       -------       -------
    Dilutive Potential Common Stock................        235           184
                                                       -------       -------
  Denominator for Diluted Earnings Per Share--
   Adjusted Weighted Average.......................    $67,989       $67,865
                                                       =======       =======
Basic Earnings Per Share
  Income before Extraordinary Item.................    $  0.63       $  0.51
  Extraordinary Item...............................        --          (0.12)
                                                       -------       -------
  Net Income.......................................    $  0.63       $  0.39
                                                       =======       =======
Diluted Earnings Per Share
  Income before Extraordinary Item.................    $  0.63       $  0.51
  Extraordinary Item...............................        --          (0.12)
                                                       -------       -------
  Net Income.......................................    $  0.63       $  0.39
                                                       =======       =======

  Options to purchase 5.1 million shares of common stock ranging from $5.890 to $27.8200, were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 5.3 million shares of common stock ranging from $13.130 to $27.8200, were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                 VENTAS, INC.

11. Litigation

Legal Proceedings Defended and Indemnified by Vencor Under the Spin Agreements

  The following litigation and other matters arose from the Company's operations prior to the 1998 Spin Off or relate to assets or liabilities transferred to Vencor in connection with the 1998 Spin Off. Under the Spin Agreements, Vencor agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Vencor is presently defending the Company in the following matters. Under the Stipulation (see "Note 8--Transactions with Vencor"), Vencor agreed to abide by the Indemnification and to continue to defend the Company in these and other matters as required under the Spin Agreements while the Stipulation is in effect. However, there can be no assurance that Vencor will continue to defend the Company in such matters or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Vencor's public filings and information provided to the Company by Vencor. There can be no assurance that Vencor has provided the Company with complete and accurate information in all instances.

  A class action lawsuit entitled Jules Brody v. Transitional Hospital Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospital Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. Transitional was, prior to the 1998 Spin-Off, a subsidiary of the Company. Transitional has been a subsidiary of Vencor since the 1998 Spin-Off. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted Vencor's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied Vencor's motion to dismiss the Section 14(e) and Section 20(a) claims, after which Vencor filed a motion for reconsideration. On March 23, 1999, the court granted Vencor's motion to dismiss all remaining claims and the case has been dismissed. The plaintiff has appealed this ruling. Vencor has informed the Company that it intends to defend this action vigorously.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning

                                 VENTAS, INC.

the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements between February and October of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In January 1999 the United States District Court for the Western District of Kentucky entered a judgment dismissing the action in its entirety as to all defendants in the case. The plaintiff has appealed the ruling to the United States Court of Appeals for the Sixth Circuit. The appeal has been fully briefed and was argued on December 15, 1999, and the Company is awaiting the Sixth Circuit decision. Vencor, on behalf of the Company, is defending this action vigorously.

  A stockholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit purports to have been brought on behalf of Vencor and the Company against certain current and former executive officers and directors of Vencor and the Company. The complaint alleges, among other things, that the defendants damaged Vencor and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities fraud and damaging the reputation of Vencor and the Company. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is largely based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The parties have entered into a series of stipulations to stay all proceedings in the action. The current stipulation will expire upon the conclusion of the Vencor bankruptcy proceeding, at which point the plaintiff may file an amended complaint. The Company believes that the allegations in the complaint are without merit. Vencor has informed the Company that it also believes the allegations in the complaint are without merit, and that it intends to vigorously defend this action for and on behalf of the Company.

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

  TheraTx, Incorporated ("TheraTx") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in TheraTx to Vencor in the 1998 Spin Off. TheraTx is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., Case No. 1:95-CV-3193 currently pending in the United States District Court for the Northern District of Georgia. The defendants in this lawsuit have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants'

                                 VENTAS, INC.

remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. Vencor and the defendants/counterclaimants both have appealed the court's rulings.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of Vencor's Tampa nursing facility and other residents in Vencor's nursing facilities nationwide (whose operations were transferred by the Company to Vencor in the 1998 Spin Off). The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The action was dismissed without prejudice on July 5, 1999.

  Vencor received notice in June 1998 that the state of Georgia found regulatory violations with respect to patient discharges, among other things, at one of Vencor's nursing facilities in Savannah, Georgia. The Company transferred the operations of the subject nursing facility to Vencor at the 1998 Spin-Off. The state recommended a Federal fine of $543,000 for these violations, which HCFA has imposed. Vencor has appealed this fine.

  On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing facilities to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. Vencor, on behalf of itself and the Company, has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit. Vencor, on behalf of itself and the Company, intends to defend these actions vigorously. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. An order was entered in the Kentucky action on September 21, 1999, staying the Kentucky action until further order of the court. On September 23, 1999, the Superior Court in the California action issued an order staying the California case, which stay was extended for six months by order of the court entered on February 28, 2000.

  A lawsuit styled Excelsior Care Centers, Inc. v. Ventas, Inc. and Lenox Healthcare, Inc. was filed in Page County Circuit Court in Virginia on October 8, 1999. The complaint alleges that the Company and Lenox permitted a nursing facility to fall into a state of disrepair, thereby willfully breaching the terms of a lease agreement with Excelsior Care Centers. The complaint further alleges that the Company breached the terms of a guaranty of the lease agreement and makes a statutory claim for waste against the Company and Lenox. Until November 1, 1999, the facility was operated by Lenox or one of its affiliates under a management agreement with the Company. The Company assigned the subject management agreement and lease agreement with Excelsior Care Centers to Vencor in connection with the 1998 Spin Off. The Company disputes the allegations contained in the complaint and the Company or Vencor, on behalf of the Company, intends to defend this action vigorously. Vencor has advised the Company that, effective November 1, 1999, Vencor began operating the facility.

  Vencor and the Company have been informed by the Department of Justice that they are the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Vencor. These investigations cover the Company's former healthcare

                                 VENTAS, INC.

operations prior to the date of the 1998 Spin Off, and include matters arising out of the qui tam actions described below and additional potential claims. Certain of the complaints described below name other defendants in addition to the Company. The United States Department of Justice, Civil Division filed two proofs of claim in the Vencor bankruptcy court covering the United States' claims and the qui tam suits. The United States asserted approximately $1.3 billion, including triple damages, against Vencor in these proofs of claim. The Department of Justice has informed the Company that it is the Department of Justice's position that if liability exists in connection with such investigations or qui tam actions, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. Any liability the Company may incur in connection with these matters will be subject to the Company's rights under the Indemnification and Vencor's ability and willingness to perform thereunder.

  American X-Rays, Inc. ("AXR") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in AXR to Vencor in the 1998 Spin Off. AXR is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The lawsuit is styled United States ex rel. Doe v. American X-Ray, Inc., No. LR-C-95-332 (E.D. Ark.). The United States of America has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company at the time) and other healthcare providers. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil lawsuit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. The Company and Vencor have received several grand jury subpoenas for documents and witnesses which Vencor, on behalf of the Company has moved to quash. On May 4, 1999, the United States of America amended its civil complaint to include Vencor and the Company as defendants. Vencor and the Company have moved to dismiss the amended complaint. Vencor, on behalf of the Company, is defending this action vigorously.

  On November 24, 1997, a civil qui tam lawsuit was filed against the Company in the United States District Court for the Middle District of Florida. This lawsuit was brought under the Federal Civil False Claims Act and is styled United States of America, ex rel. Virginia Lee Lanford and Gwendolyne Cavanaugh v. Vencor, Inc., et al, No. 97-CV-2845. The United States of America intervened in the lawsuit on May 17, 1999. On July 23, 1999, the United States filed its Amended Complaint in the lawsuit. The lawsuit alleges that the Company and Vencor knowingly submitted false claims and false statements to the Medicare and Medicaid programs, including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in Vencor's nursing facilities and for third party nursing facility operators that the United States of America claims are not reimbursable costs. The lawsuit involves the Company's former healthcare operations. The complaint does not specify the amount of damages claimed by the plaintiffs. The Company disputes the allegations contained in the complaint and the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, Transitional, the Company's former subsidiary which was transferred to Vencor in the 1998 Spin Off, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants. This suit alleges that the defendants violated the Federal Civil False Claims Act and the Anti-Kickback Statute and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below

                                 VENTAS, INC.

cost in return for referral of substantially all non-routine testing in violation of the Anti-Kickback Statute. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Anti-Kickback Statute. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

  On or about January 7, 2000 the United States of America intervened in each of the following previously sealed (and therefore previously non-public) qui-tam cases with respect to the claims against the Company and/or Vencor: United States ex rel George Mitchell et al. v. Vencor, Inc. et al (S.D. Ohio); United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. CV-N-96-00170-HDM (D. Nev., Reno Div.); United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J, (W.D. Kan.) consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H, (M.D. Fla.); United States ex rel. Huff, et. al. v. Vencor, Inc., et al., Civil No. 97-4358 AHM (MCX); United States ex rel Brzycki v. Vencor, Inc., Civil No. 97-451-JD; United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al.; United States ex rel. Harris and Young v. Vencor, Inc., et. al., (E.D. Mo.) 4:99CB00842 and Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et. al., (S.D. Fla.). Except for the order in United States ex rel. Harris and Young, which is described below, the order granting the United States' motions to intervene in these lawsuits state that the United States is intervening for the purpose of representing the United States' interests in the Vencor bankruptcy proceeding and to effectuate any settlement reached between the United States and, Vencor and/or the Company. The courts have ordered these lawsuits unsealed, but the Company has not been formally served with a complaint in any of these lawsuits. Each of these lawsuits is described in more detail immediately below.

  United States ex rel. George Mitchell et al. v. Vencor, Inc. et al (S.D.
Ohio), filed on August 13, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the Company and its former subsidiaries, Vencare, Inc. ("Vencare") and Vencor Hospice, Inc. (the Company transferred both subsidiaries to Vencor in the 1998 Spin-Off), submitted false statements to the Medicare program for, among other things, reimbursement for costs for patients who were not "hospice appropriate." The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. CV-N-96-00170-HDM (D. Nev., Reno Div.), filed on March 15, 1996, it is alleged that Medisave Pharmacies, Inc. ("Medisave"), a former subsidiary of the Company and now a subsidiary of Vencor, (1) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (2) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (3) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. It also alleged that Medisave had a policy of offering kickbacks such as free equipment to skilled nursing facilities to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In the lawsuits styled United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J (W.D. Kan.), filed on June 25, 1996, consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H, (M.D. Fla.), filed on June 4, 1998, it is alleged that the Company, Vencor and

                                 VENTAS, INC.

Vencare, among others, submitted and conspired to submit false claims to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing facility residents. The Company and Vencare allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of its therapists. It is further alleged that the Company and Vencare presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing facilities with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  The Company is a defendant in the case captioned United States ex rel. Huff, et. al. v. Vencor, Inc., et al., Civil No. 97-4358 AHM(MCX) filed in the United States District Court for the Central District of California on June 13, 1997. The complaint alleges, among other things, that the defendants violated the Federal Civil False Claims Act by submitting false claims to Medicare, Medicaid and CHAMPUS programs by allegedly (1) falsifying patient bills and submitting the bills to Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) the falsifying of patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint further alleges the improper establishment of TEFRA rates. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  The Company is a defendant in the proceeding captioned United States ex rel Brzycki v. Vencor, Inc., Civil No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. In this lawsuit the Company is accused of knowingly violating the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint includes allegations that the Company (1) fabricated diagnostic codes by ordering and providing medically unnecessary ancillary services (such as respiratory therapy), (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; (3) billed for products or services not received or not received in the manner billed, and
(4) paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients in violation of the Anti-Kickback Act and Stark laws. The complaint seeks unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al., filed in the Southern District of California on July 23, 1998, it is alleged that the defendants, including Transitional and the Company, submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federally and state funded programs during a period commencing in 1993 and certain other state law claims. The conduct complained of allegedly violates the Federal False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper, unnecessary and false services, excess collections associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims,

                                 VENTAS, INC.

splitting charges, shifting revenues and expenses, transferring patients to hospitals that reimburse at a higher level, and improperly allocating hospital insurance expenses. In addition, the complaint avers that defendants were inconsistent in their reporting of cost report data, paid out kickbacks to increase patient referrals to defendant hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages and expenses. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  The lawsuit styled United States ex rel. Harris and Young v. Vencor, Inc., et. al., 4:99CB00842 (E.D. Mo.), filed on May 25, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the defendants submitted or cause to be submitted false claims for reimbursement to the Medicare and CHAMPUS programs. Vencare, the Company's former subsidiary and the current subsidiary of Vencor, allegedly (1) over billed for respiratory therapy services, (2) rendered medically unnecessary treatment, and (3) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapist to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et. al., (S.D. Fla.), filed on or about June 8, 1999, it is alleged that the defendants, including the Company, presented or caused to be presented false or fraudulent claims for payment to the United States under the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint claims that Medisave, a former subsidiary of the Company which was transferred to Vencor in the 1998 Spin Off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  If the Department of Justice investigations and the qui tam claims were ultimately decided in a manner adverse to the Company, such adverse decisions could have a Material Adverse Effect on the Company. Although the Company believes it has numerous good faith, valid legal and factual defenses to the Department of Justice's and the qui tam claims, the Company and Vencor continue to be engaged in discussions with the Department of Justice regarding a settlement of the investigations and the qui tam actions. The United States has intervened in the Mitchell, Danley, Meharg, Roberts, Phillips-Minks, Bryzcki, Huff, Harris and Graham qui tam lawsuits described above for the purpose of facilitating any such settlement. Such a settlement, if reached, would resolve all of the actions in which the Department of Justice has intervened and other claims by the Department of Justice, and could involve the payments of amounts by the Company that would be material to the business, financial condition, results of operations and liquidity of the Company. There can be no assurance that the Company, Vencor and the Department of Justice will reach a settlement relative to all or any such claims.

  Vencor is a party to certain legal actions and regulatory investigations arising in the normal course of its business. Neither the Company nor Vencor is able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the United States Health Care Financing Administration ("HCFA") or other regulatory agencies will not initiate additional investigations related to

                                 VENTAS, INC.

Vencor's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Vencor's liquidity, financial position or results of operations, which in turn could have a Material Adverse Effect on the Company.

  The Company is a party to certain legal actions and regulatory investigations which arise from the normal course of its prior healthcare operations. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that other regulatory agencies will not initiate additional investigations related to the Company's prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a Material Adverse Effect on the Company. The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that, except as set forth in this
Note 11, the disposition of these other lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a Material Adverse Effect on the Company.

Legal Proceedings Being Defended by the Company

  The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively "Black Diamond") have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. These counterclaims allege, among other things, that the Company wrongfully, and in violation of the terms of the Bank Credit Agreement, (1) failed to recognize an assignment of certain notes to Black Diamond, (2) failed to issue new notes to Black Diamond and (3) executed the Waiver and Extension Agreement dated October 29, 1999 between the Company and its lenders. The counterclaims further claim that the Company acted tortiously in commencing the action against the defendants. The counterclaims specifically allege that the foregoing actions wrongfully interfered with Black Diamond's profitable ongoing business relations with a third party and seek damages of $11,796,875 (the principal amount of the Company's Bridge Loan under the Bank Credit Agreement claimed to have been held by Black Diamond), plus interest, costs, and fees and additional unspecified amounts to be proven at trial; in addition Black Diamond is seeking a declaration that the Waiver and Extension Agreement is void and unenforceable. The Company disputes the material allegations contained in Black Diamond's counterclaims and the Company intends to pursue its claims and defend the counterclaims vigorously.

  The defendants have recently filed a motion for summary judgment on the Company's claims, contending that all such claims were released by the Company as part of the Amended Credit Agreement, to which defendants Black Diamond CLO 1998-1 Ltd. and Black Diamond International Funding Ltd. (but not defendant BDC Finance LLC) were signatories. The Company has not yet responded to this motion but intends to dispute it vigorously.

Unasserted Claims--Potential Liabilities Due to Fraudulent Transfer Considerations, Legal Dividend Requirements and Other Claims

  The Company

  The 1998 Spin Off, including the simultaneous distribution of the Vencor common stock to the Ventas stockholders (the "Distribution"), is subject to review under fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession

                                 VENTAS, INC.

in bankruptcy of the Company or any of its respective subsidiaries) were to determine that, as of the 1998 Spin Off, the Company did not receive fair consideration or reasonably equivalent value for distributing the stock distributed in the 1998 Spin Off and, at the time of the 1998 Spin Off, the Company or any of its subsidiaries (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things order the holders of the stock distributed in the 1998 Spin Off to return the value of the stock and any dividends paid thereon and/or invalidate, in whole or in part, the 1998 Spin Off as a fraudulent conveyance.

 Vencor

  Although Vencor has not formally asserted a claim, Vencor's legal counsel has raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim or other claim is ultimately asserted by Vencor, its creditors, or others, the ultimate outcome of any such claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If a Vencor plan of reorganization is confirmed according to the terms of the September 1999 Agreement in Principle, the potential claims relating to the 1998 Spin Off will be released. However, there can be no assurance that Vencor will be successful in achieving a plan of reorganization or that such releases will be included in a Vencor plan of reorganization which may be confirmed. If these claims were to prevail, it could have a Material Adverse Effect on the Company.

 Legal Dividend Requirements

  In addition, the 1998 Spin Off is subject to review under state corporate distribution and dividend statutes. Under Delaware law, a corporation may not pay a dividend to its stockholders if (i) the net assets of the corporation do not exceed its capital, unless the amount proposed to be paid as a dividend is less than the corporation's net profits for the current and/or preceding fiscal year in which the dividend is to be paid, or (ii) the capital of the corporation is less than the aggregate amount allocable to all classes of its preferred stock.

  The Company believes that (i) the Company and each of its subsidiaries were solvent (in accordance with the foregoing definitions) at the time of 1998 Spin Off, were able to repay their debts as they matured following the 1998 Spin Off and had sufficient capital to carry on their respective businesses and (ii) the 1998 Spin Off was consummated entirely in compliance with Delaware law. There is no certainty, however, that a court would reach the same conclusions in determining whether the Company was insolvent at the time of, or after giving effect to, the 1998 Spin Off or whether lawful funds were available for the 1998 Spin Off.

 The Spin Agreements

  The Spin Agreements provide for the allocation, immediately prior to the 1998 Spin Off, of certain debt of the Company. Further, pursuant to the Spin Agreements, from and after the date of the 1998 Spin Off, each of the Company and Vencor is responsible for the debts, liabilities and other obligations related to the businesses which it owns and operates following the consummation of the 1998 Spin Off. It is possible that a court would disregard the allocation agreed to among the parties and require the Company or Vencor to assume responsibility for obligations allocated to the other, particularly if the other were to refuse or to be unable to pay or perform the subject allocated obligations.

  No provision for liability, if any, resulting from the aforementioned litigation has been made in the financial statements at December 31, 1999.

                                 VENTAS, INC.

12. Capital Stock

  The authorized capital stock of the Company at December 31, 1998 and 1999 consisted of 180,000,000 shares of Common Stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock of which 300,000 shares have been designated Series A Participating Preferred Stock.

  In order to preserve the Company's ability to elect and maintain REIT status, the Company's certificate of incorporation provides that if a person acquires beneficial ownership of greater than 9% of the outstanding stock of the Company, the shares that are beneficially owned in excess of such 9% limit are deemed to be "Excess Shares." Excess Shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by the Board of Directors of the Company. The trust is entitled to all dividends with respect to the Excess Shares and the trustee may exercise all voting power over the Excess Shares.

  The Company has the right to buy the Excess Shares for a purchase price equal to the lesser of (1) the price per share in the transaction that created the Excess Shares, or (2) the market price on the date the Company buys the shares. The Company has the right to defer payment of the purchase price for the Excess Shares for up to five years. If the Company does not purchase the Excess Shares, the trustee of the trust is required to transfer the Excess Shares at the direction of the Board of Directors. The owner of the Excess Shares is entitled to receive the lesser of the proceeds from the sale of the Excess Shares or the original purchase price for such Excess Shares, any additional amounts are payable to the beneficiary of the trust.

  The Board of Directors is empowered to grant waivers from the Excess Share provision of the Certificate of Incorporation, and certain holders of in excess of 9% of the common stock prior to the 1998 Spin Off are subject to different limitations. Subsequent to the 1998 Spin Off, the Board of Directors has granted such waivers to certain holders of the Company's Common Stock.

  The Company has issued Preferred Stock Purchase Rights (the "Rights") pursuant to the terms of Rights Agreement, dated July 20, 1993, as amended, with National City Bank as Rights Agent (the "Rights Agreement"). Under the terms of the Rights Agreement, the Company declared a dividend of one Right for each outstanding share of Common Stock of the Company to common stockholders of record on August 1, 1993. Each Right entitles the holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a purchase price of $110.

  The Rights have certain anti-takeover effects and are intended to cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of the Rights being acquired.

  Under the terms of the Rights Agreement, if at such time as any person becomes the beneficial owner of 9.9% or more of the Common Stock (an "Acquiring Person"), (i) the Company is involved in a merger or other business combination in which the Common Stock is exchanged or changed (other than a merger with a person or group which both (a) acquired Common Stock pursuant to a Permitted Offer (as defined below) and (b) is offering not less than the price paid pursuant to the Permitted Offer and the same form of consideration paid in the Permitted Offer) or (ii) 50% or more of the Company's assets or earning power are sold, the Rights become exercisable for that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right (such right being called the "Flip-over"). A "Permitted Offer" is a tender or exchange offer which is for all outstanding shares of Common Stock at a price and on terms determined, prior to the purchase of shares under such tender or exchange offer, by at least a majority of the members of the Board of Directors who are not officers of the Company and who are not Acquiring Persons or affiliates, associates, nominees or representatives of an Acquiring Person, to be adequate and otherwise in the best interests of the Company and its stockholders (other than the person or any affiliate or associate thereof on whose behalf the offer is being made) taking into account all factors that such directors deem relevant.

                                 VENTAS, INC.

  In the event any person becomes an Acquiring Person, for a 60 day period after such event, if the Flip-over right is not also triggered, the Rights become exerciseable for that number of shares of Common Stock having a market value of two times the exercise price of the Right, to the extent available, and then (after all authorized and unreserved shares of Common Stock have been issued), a common stock equivalent having a market value of two times the exercise price of the Right.

  Upon any person becoming an Acquiring Person (other than pursuant to a Permitted Offer), any rights issued to or beneficially owned by such Acquiring Person become null and void and thereafter may not be transferred to any other person.

  Certain persons and transactions are exempted from the operation of the Rights. Prior to a person becoming an Acquiring Person, the Board has the power to amend the Rights Agreement or cause the redemption of the Rights, at a purchase price of $0.01 in cash per Right. After the time a person becomes an Acquiring Person, the Board can only amend the Rights Agreement to make changes that do not adversely affect the interests of the holders of Rights. For purposes of the Rights Agreement a person is not deemed to be the beneficial owner of securities designated as Excess Shares under the Company's Certificate of Incorporation.

13. Related Party Transactions

  At December 31, 1999 and 1998, the Company had receivables of approximately $3.6 and $4.0 million, respectively, due from certain current and former executive officers of the Company. The loans include interest provisions (with a 5.7% average rate) and were to finance the income taxes payable by the executive officers primarily as a result of the 1998 Spin Off. The loans are payable over periods ranging from four years to ten years with the majority of the obligations amortizing quarterly. Interest expense on each note is forgiven on a periodic basis, provided that the officer remains an employee of the Company. In the event of a change in control of the Company (as defined in the note), the principal balance of the note is forgiven provided that the officer is still an employee of the Company.

  On October 15, 1998, the Company acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (Tangram). Tangram is a wholly owned subsidiary of Res-Care, Inc. (Res-Care) of which a director of the Company is the Chairman, President and Chief Executive Officer and another director of the Company is a member of its board of directors. The Company leases the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the year ended December 31, 1999 and the period from May 1, 1998 to December 31, 1998, Tangram has paid the Company approximately $733,800 and $155,000, respectively, in rent payments.

  On February 29, 2000, the Company entered into a Separation and Release Agreement (the "Separation Agreement") with the former Executive Vice President and Chief Financial Officer ("CFO") of the Company. The Separation Agreement was entered into in connection with his resignation as Executive Vice President and CFO of the Company, effective February 9, 2000 (the "Termination Date"). The Separation Agreement provides for a lump sum severance payment of approximately $510,000 and certain other consideration from the Company, and an extension of certain employee benefits for a one-year period following the Termination Date.


   The Company entered into a Separation Agreement and Release of Claims (the "Ladt Separation Agreement") with Thomas T. Ladt pursuant to which Mr. Ladt resigned as President, Chief Executive Officer and Chief Operating Officer of the Company and from the Board of Directors of the Company as of March 5, 1999. The Ladt Separation Agreement provides for a lump sum payment of approximately $1.3 million and certain other consideration from the Company, and an extension of certain employee benefits for a two-year period following the date of his resignation. The Company further agreed to amend a tax loan that the Company had made to Mr. Ladt to provide that no principal or interest payments would be due under such tax loan prior to March 5, 2004.

                                 VENTAS, INC.

14. Quarterly Financial Information (Unaudited)

   Summarized unaudited consolidated quarterly information for the year ended December 31, 1999 and the period from May 1, 1998 to December 31, 1998 is provided below (amounts in thousands, except per share amounts).

                                       First  Second       Third    Fourth
                                      Quarter Quarter     Quarter  Quarter
                                      ------- -------     -------  --------
Revenues
  Year end December 31, 1999......... $56,663 $57,909     $59,311  $ 59,392
  Period from May 1, 1998 to December
   31, 1998..........................     N/A $37,356     $56,168  $ 56,409
Income (Loss) before Extraordinary
 Item
  Year ended December 31, 1999....... $20,338 $20,166     $13,027  $(10,996)(2)
  Period from May 1, 1998 to December
   31, 1998..........................     N/A $ 8,198 (1) $12,958  $ 13,653
Extraordinary Item, net of Income
 Taxes
  Year ended December 31, 1999.......     --      --          --        --
  Period from May 1, 1998 to December
   31, 1998..........................     N/A $(7,970)(1) $   (81)      --
Net Income (Loss)
  Year ended December 31, 1999....... $20,338 $20,166     $13,027  $(10,996)(2)
  Period from May 1, 1998 to December
   31, 1998..........................     N/A $   228 (1) $12,877  $ 13,653
Earnings per share
Basic
  Income (Loss) before Extraordinary
   Item
    Year ended December 31, 1999..... $   .30 $   .30     $   .19  $   (.16)(2)
    Period from May 1, 1998 to
     December 31, 1998............... $   N/A $   .12 (1) $   .19  $    .20
  Extraordinary Item, net of Income
   Taxes
    Year ended December 31, 1999..... $   --  $   --      $   --   $    --
    Period from May 1, 1998 to
     December 31, 1998...............     N/A $  (.12)(1) $   --   $    --
  Net Income (Loss)
    Year ended December 31, 1999..... $   .30 $   .30     $   .19  $   (.16)(2)
    Period from May 1, 1998 to
     December 31, 1998...............     N/A $   --  (1) $   .19  $    .20
Diluted
  Income (Loss) before Extraordinary
   Item
    Year ended December 31, 1999..... $   .30 $   .30     $   .19  $   (.16)(2)
    Period from May 1, 1998 to
     December 31, 1998...............     N/A $   .12 (1) $   .19  $    .20
  Extraordinary Item, net of Income
   Taxes
    Year ended December 31, 1999.....     --  $   --      $   --   $    --
    Period from May 1, 1998 to
     December 31, 1998............... $   N/A $  (.12)(1) $   --   $    --
  Net Income (Loss)
    Year ended December 31, 1999..... $   .30 $   .30     $   .19  $   (.16)(2)
    Period from May 1, 1998 to
     December 31, 1998...............     N/A $   --  (1) $   .19  $    .20

--------
(1) Reflects operations since May 1, 1998.
(2) Reflects the write-off of uncollectible amounts due from tenants and loss from impairment of assets as described in Notes 2 and 8.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000

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

              Signatures                         Title                   Date
              ----------                         -----                   ----

       /s/ Walter F. Beran             Director                     March 29, 2000
______________________________________
           Walter F. Beran

      /s/ Douglas Crocker II           Director                     March 29, 2000
______________________________________
          Douglas Crocker II

       /s/ Ronald G. Geary             Director                     March 29, 2000
______________________________________
           Ronald G. Geary

        /s/ R. Gene Smith              Director                     March 29, 2000
______________________________________
            R. Gene Smith

      /s/ W. Bruce Lunsford            Chairman of the Board and    March 29, 2000
______________________________________  Director
          W. Bruce Lunsford

       /s/ Debra A. Cafaro             Chief Executive Officer,     March 29, 2000
______________________________________  President (Principal
           Debra A. Cafaro              Executive Officer, Acting
                                        Principal Financial
                                        Officer and Acting
                                        Principal Accounting
                                        Officer) and Director

                                  VENTAS, INC.

                                 SCHEDULE III*

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999
                             (Dollars in Thousands)

                                                                          Gross Amount
                                         Initial Cost to                Carried at Close
              Location                       Company          Cost          of Period
-------------------------------------- ------------------- Capitalized -------------------
                                               Buildings   Subsequent          Buildings
                                              and Improve-     to             and Improve- Accumulated    Date of      Date
 Facility name         City      State  Land     ments     Acquisition  Land     ments     Depreciation Construction Acquired
----------------  -------------- ----- ------ ------------ ----------- ------ ------------ ------------ ------------ --------
VENCOR SKILLED
NURSING
FACILITIES
Rehab. &
Healthc. Ctr. of
Huntsville        Huntsville       AL  $  534    $4,216         --     $  534    $4,216       $1,439        1968       1998
Rehab. &
Healthc. Ctr. of
Birmingham        Birmingham       AL      --     1,921         --         --     1,921          859        1971       1998
Rehab. &
Healthcare Ctr.
Of Mobile         Mobile           AL       5     2,981         --          5     2,981          839        1967       1998
Valley
Healthcare &
Rehab. Center     Tucson           AZ     383     1,954         --        383     1,954          596        1964       1998
Sonoran Rehab &
Care Center       Phoenix          AZ     781     2,755         --        781     2,755          645        1962       1998
Desert Life
Rehab & Care
Center            Tucson           AZ     611     5,117         --        611     5,117        2,225        1979       1998
Villa Campana
Health Center     Tucson           AZ     533     2,201         --        533     2,201          528        1983       1998
Kachina Point
Health Care &
Rehab.            Sedona           AZ     364     4,179         --        364     4,179        1,526        1983       1998
Nob Hill
Healthcare
Center            San Francisco    CA   1,902     7,531         --      1,902     7,531        2,118        1967       1998
Canyonwood
Nursing & Rehab.
Ctr.              Redding          CA     401     3,784         --        401     3,784          902        1989       1998
Californian Care
Center            Bakersfield      CA   1,438     5,609         --      1,438     5,609        1,064        1988       1998
Magnolia Gardens
Care Center       Burlingame       CA   1,832     3,186         --      1,832     3,186          873        1955       1998
Lawton
Healthcare
Center            San Francisco    CA     943       514         --        943       514          188        1962       1998
Valley Gardens
HC & Rehab.       Stockton         CA     516     3,405         --        516     3,405          950        1988       1998
Alta Vista
Healthcare
Center            Riverside        CA     376     1,669         --        376     1,669          519        1966       1998
Maywood Acres
Healthcare
Center            Oxnard           CA     465     2,363         --        465     2,363          632        1964       1998
La Veta
Healthcare
Center            Orange           CA      47     1,459         --         47     1,459          408        1964       1998
Bay View Nursing
& Rehab. Center   Alameda          CA   1,462     5,981         --      1,462     5,981        1,646        1967       1998
Village Square
Nsg. & Rehab.
Ctr.              San Marcos       CA     766     3,507         --        766     3,507          576        1989       1998
Cherry Hills
Health Care
Center            Englewood        CO     241     2,180         --        241     2,180          768        1960       1998
Aurora Care
Center            Aurora           CO     197     2,328         --        197     2,328          631        1962       1998
Castle Garden
Care Center       Northglenn       CO     501     8,294         --        501     8,294        2,102        1971       1998
Brighton Care
Center            Brighton         CO     282     3,377         --        282     3,377          864        1969       1998
Andrew House
Healthcare        New Britain      CT     247     1,963         --        247     1,963          485        1967       1998
Camelot Nursing
& Rehab. Center   New London       CT     202     2,363         --        202     2,363          532        1969       1998
Hamilton Rehab.
& Healthcare
Center            Norwich          CT     456     2,808         --        456     2,808          737        1969       1998
Windsor Rehab. &
Healthcare
Center            Windsor          CT     368     2,520         --        368     2,520          668        1965       1998
Nutmeg Pavilion
Healthcare        New London       CT     401     2,777         --        401     2,777          781        1968       1998
Parkway Pavilion
Healthcare        Enfield          CT     337     3,607         --        337     3,607          973        1968       1998
Courtland
Gardens Health
Ctr., Inc.        Stamford         CT   1,126     9,399         --      1,126     9,399          637        1956       1998
Homestead Health
Center            Stamford         CT     511     2,764         --        511     2,764          200        1959       1998
East Manor
Medical Care
Center            Sarasota         FL     390     5,499         --        390     5,499        1,432        1966       1998
Healthcare &
Rehab Ctr of
Sanford           Sanford          FL     329     3,074         --        329     3,074          822        1965       1998
Titusville
Rehab. & Nursing
Center            Titusville       FL     398     3,810         --        398     3,810        1,030        1966       1998
Bay Pointe
Nursing Pavilion  St. Petersburg   FL     750     4,392         --        750     4,392          744        1984       1998
Colonial Oaks
Rehab. Ctr-Ft.
Myers             Ft. Meyers       FL   1,058     5,754         --      1,058     5,754          621        1995       1998
Carrollwood Core
Center            Tampa            FL     268     4,128         --        268     4,128        1,167        1986       1998
                    Life on
                     Which
                  Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
VENCOR SKILLED
NURSING
FACILITIES
Rehab. &
Healthc. Ctr. of
Huntsville           25 years
Rehab. &
Healthc. Ctr. of
Birmingham           20 years
Rehab. &
Healthcare Ctr.
Of Mobile            29 years
Valley
Healthcare &
Rehab. Center        28 years
Sonoran Rehab &
Care Center          29 years
Desert Life
Rehab & Care
Center               37 years
Villa Campana
Health Center        35 years
Kachina Point
Health Care &
Rehab.               45 years
Nob Hill
Healthcare
Center               28 years
Canyonwood
Nursing & Rehab.
Ctr.                 45 years
Californian Care
Center               40 years
Magnolia Gardens
Care Center        28.5 years
Lawton
Healthcare
Center               20 years
Valley Gardens
HC & Rehab.          29 years
Alta Vista
Healthcare
Center               29 years
Maywood Acres
Healthcare
Center               29 years
La Veta
Healthcare
Center               28 years
Bay View Nursing
& Rehab. Center      45 years
Village Square
Nsg. & Rehab.
Ctr.                 42 years
Cherry Hills
Health Care
Center               30 years
Aurora Care
Center               30 years
Castle Garden
Care Center          29 years
Brighton Care
Center               30 years
Andrew House
Healthcare           29 years
Camelot Nursing
& Rehab. Center      28 years
Hamilton Rehab.
& Healthcare
Center               29 years
Windsor Rehab. &
Healthcare
Center               30 years
Nutmeg Pavilion
Healthcare           29 years
Parkway Pavilion
Healthcare           28 years
Courtland
Gardens Health
Ctr., Inc.           45 years
Homestead Health
Center               20 years
East Manor
Medical Care
Center               28 years
Healthcare &
Rehab Ctr of
Sanford              29 years
Titusville
Rehab. & Nursing
Center               29 years
Bay Pointe
Nursing Pavilion     35 years
Colonial Oaks
Rehab. Ctr-Ft.
Myers                45 years
Carrollwood Core
Center             37.5 years

                                                                         Gross Amount
                                        Initial Cost to                Carried at Close
              Location                      Company          Cost         of Period
-------------------------------------- ------------------ Capitalized ------------------
                                              Buildings   Subsequent         Buildings
                                             and Improve-     to            and Improve- Accumulated    Date of      Date
 Facility name         City      State Land     ments     Acquisition Land     ments     Depreciation Construction Acquired
----------------  -------------- ----- ----- ------------ ----------- ----- ------------ ------------ ------------ --------
Evergreen Woods
Health & Rehab.   Springhill       FL    234    3,566          --       234    3,566          827          1988      1998
Rehab. &
Healthcare Ctr.
of Tampa          Tampa            FL    355    8,291          --       355    8,291        1,630          1969      1998
Rehab & Health
Ctr. of Cape
Coral             Cape Coral       FL  1,002    4,153          --     1,002    4,153        1,082          1978      1998
Windsor Woods
Convalescent
Center            Hudson           FL    859    3,172          --       859    3,172          789           N/A      1998
Casa Mora Rehab.
& Ext Care        Bradenton        FL    823    6,093          --       823    6,093          427          1977      1998
North Broward
Rehab. & Nsg.
Ctr.              Pompano Beach    FL  1,360    5,913          --     1,360    5,913          383          1965      1998
Highland Pines
Rehab. Center     Clearwater       FL    863    5,793          --       863    5,793          394          1965      1998
Pompano
Rehab/Nursing
Ctr.              Pompano Beach    FL    890    3,252          --       890    3,252          209          1975      1998
Abbey Rehab. &
Nsg. Center       St. Petersburg   FL    563    2,842          --       563    2,842          360          1962      1998
Savannah Rehab.
& Nursing Center  Savannah         GA    213    2,772          --       213    2,772          753          1968      1998
Specialty Care
of Marietta       Marietta         GA    241    2,782          --       241    2,782          836          1968      1998
Savannah
Specialty Care
Center            Savannah         GA    157    2,219          --       157    2,219          698          1972      1998
Lafayette Nsg. &
Rehab. Ctr.       Fayetteville     GA    598    6,623          --       598    6,623          882          1989      1998
Tucker Nursing
Center            Tucker           GA    512    8,153          --       512    8,153          586          1972      1998
Hillcrest Rehab.
Care Center       Boise            ID    256    3,593          --       256    3,593          499          1977      1998
Cascade Care
Center            Caldwell         ID    312    2,050          --       312    2,050          263          1974      1998
Emmett
Rehabilitation
and Healthcare    Emmett           ID    185    1,670          --       185    1,670        1,006          1960      1998
Lewiston
Rehabilitation
and Care Ctr.     Lewiston         ID    133    3,982          --       133    3,982        1,171          1964      1998
Nampa Care
Center            Nampa            ID    252    2,810          --       252    2,810        1,647        1950's      1998
Weiser
Rehabilitation
and Care Ctr.     Weiser           ID    157    1,760          --       157    1,760        1,175          1963      1998
Moscow Care
Center            Moscow           ID    261    2,571          --       261    2,571          951          1955      1998
Mountain Valley
Care and Rehab.   Kellogg          ID     68    1,281          --        68    1,281          787          1971      1998
Rolling Hills
Health Care
Center            New Albany       IN     81    1,894          --        81    1,894          484          1984      1998
Royal Oaks
Healthcare &
Rehab Ctr.        Terre Haute      IN    418    5,779          --       418    5,779          602          1995      1998
Southwood Health
& Rehab Center    Terre Haute      IN     90    2,868          --        90    2,868          629          1988      1998
Vencor Corydon    Corydon          IN    125    6,068          --       125    6,068          199           N/A      1998
Valley View
Health Care
Center            Elkhart          IN     87    2,665          --        87    2,665          646          1985      1998
Wildwood
Healthcare
Center            Indianapolis     IN    134    4,983          --       134    4,983        1,120          1988      1998
Meadowvale
Health & Rehab.
Ctr.              Bluffton         IN      7      787          --         7      787           79          1962      1998
Columbia
Healthcare
Facility          Evansville       IN    416    6,317          --       416    6,317        1,436          1983      1998
Bremen Health
Care Center       Bremen           IN    109    3,354          --       109    3,354          518          1982      1998
Windsor Estates
Health & Rehab
Ctr               Kokomo           IN    256    6,625          --       256    6,625        1,116          1962      1998
Muncie Health
Care & Rehab.     Muncie           IN    108    4,202          --       108    4,202          830          1980      1998
Parkwood Health
Care Center       Lebanon          IN    121    4,512          --       121    4,512          949          1977      1998
Wedgewood
Healthcare
Center            Clarksville      IN    119    5,115          --       119    5,115          669          1985      1998
Westview Nursing
& Rehab. Center   Bedford          IN    255    4,207          --       255    4,207          941          1970      1998
Columbus Health
& Rehab. Center   Columbus         IN    345    6,817          --       345    6,817        2,206          1966      1998
Rosewood Health
Care Center       Bowling Green    KY    248    5,371          --       248    5,371        1,636          1970      1998
Oakview Nursing
& Rehab. Ctr.     Calvert City     KY    124    2,882          --       124    2,882          874          1967      1998
Cedars of
Lebanon Nursing
Center            Lebanon          KY     40    1,253          --        40    1,253          382          1930      1998
Winchester
Centre for
Health/Rehab.     Winchester       KY    137    6,120          --       137    6,120        1,844          1967      1998
Riverside Manor
Health Care       Calhoun          KY    103    2,119          --       103    2,119          650          1963      1998
Maple Manor
Healthcare
Center            Greenville       KY     59    3,187          --        59    3,187          974          1968      1998
Danville Centre
for Health &
Rehab.            Danville         KY    322    3,538          --       322    3,538          765          1962      1998
Lexington Centre
for Health &
Rehab.            Lexington        KY    647    4,892          --       647    4,892        1,349          1963      1998
North Centre for
Health & Rehab.   Louisville       KY    285    1,555          --       285    1,555          542          1969      1998
Hillcrest Health
Care Center       Owensboro        KY    544    2,619          --       544    2,619        1,860          1963      1998
                    Life on
                     Which
                  Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
Evergreen Woods
Health & Rehab.      25 years
Rehab. &
Healthcare Ctr.
of Tampa             28 years
Rehab & Health
Ctr. of Cape
Coral                32 years
Windsor Woods
Convalescent
Center               45 years
Casa Mora Rehab.
& Ext Care           45 years
North Broward
Rehab. & Nsg.
Ctr.                 45 years
Highland Pines
Rehab. Center        20 years
Pompano
Rehab/Nursing
Ctr.                 45 years
Abbey Rehab. &
Nsg. Center          35 years
Savannah Rehab.
& Nursing Center   28.5 years
Specialty Care
of Marietta        28.5 years
Savannah
Specialty Care
Center               26 years
Lafayette Nsg. &
Rehab. Ctr.          20 years
Tucker Nursing
Center               45 years
Hillcrest Rehab.
Care Center          45 years
Cascade Care
Center               45 years
Emmett
Rehabilitation
and Healthcare       28 years
Lewiston
Rehabilitation
and Care Ctr.        29 years
Nampa Care
Center               25 years
Weiser
Rehabilitation
and Care Ctr.        25 years
Moscow Care
Center               25 years
Mountain Valley
Care and Rehab.      25 years
Rolling Hills
Health Care
Center               25 years
Royal Oaks
Healthcare &
Rehab Ctr.           45 years
Southwood Health
& Rehab Center       25 years
Vencor Corydon       45 years
Valley View
Health Care
Center               25 years
Wildwood
Healthcare
Center               25 years
Meadowvale
Health & Rehab.
Ctr.                 22 years
Columbia
Healthcare
Facility             35 years
Bremen Health
Care Center          45 years
Windsor Estates
Health & Rehab
Ctr                  35 years
Muncie Health
Care & Rehab.        25 years
Parkwood Health
Care Center          25 years
Wedgewood
Healthcare
Center               35 years
Westview Nursing
& Rehab. Center      29 years
Columbus Health
& Rehab. Center      25 years
Rosewood Health
Care Center          30 years
Oakview Nursing
& Rehab. Ctr.        30 years
Cedars of
Lebanon Nursing
Center               30 years
Winchester
Centre for
Health/Rehab.        30 years
Riverside Manor
Health Care          30 years
Maple Manor
Healthcare
Center               30 years
Danville Centre
for Health &
Rehab.               30 years
Lexington Centre
for Health &
Rehab.               28 years
North Centre for
Health & Rehab.      30 years
Hillcrest Health
Care Center          22 years

                                                                         Gross Amount
                                          Initial Cost to              Carried at Close
               Location                       Company         Cost         of Period
---------------------------------------- ----------------- Capitalized -----------------
                                               Buildings   Subsequent        Buildings
                                              and Improve-     to           and Improve- Accumulated    Date of      Date
 Facility name          City       State Land    ments     Acquisition Land    ments     Depreciation Construction Acquired
----------------  ---------------- ----- ---- ------------ ----------- ---- ------------ ------------ ------------ --------
Woodland Terrace
Health Care Fac.  Elizabethtown      KY  216     1,795          --     216     1,795        1,252         1969       1998
Harrodsburg
Health Care
Center            Harrodsburg        KY  137     1,830          --     137     1,830          795         1974       1998
Laurel Ridge
Rehab. & Nursing
Ctr.              Jamaica Plain      MA  194     1,617          --     194     1,617          588         1968       1998
Blue Hills
Alzheimer's Care
Center            Stoughton          MA  511     1,026          --     511     1,026          727         1965       1998
Brigham Manor
Nursing & Rehab
Ctr               Newburyport        MA  126     1,708          --     126     1,708          675         1806       1998
Presentation
Nursing & Rehab.
Ctr.              Brighton           MA  184     1,220          --     184     1,220          782         1968       1998
Country Manor
Rehab. & Nsg.
Center            Newburyport        MA  199     3,004          --     199     3,004        1,196         1968       1998
Crawford Skilled
Nsg. & Rehab.
Ctr.              Fall River         MA  127     1,109          --     127     1,109          649         1968       1998
Hallmark Nursing
& Rehab. Ctr.     New Bedford        MA  202     2,694          --     202     2,694        1,105         1968       1998
Sachem Nursing &
Rehab. Ctr.       East Bridgewater   MA  529     1,238          --     529     1,238          834         1968       1998
Hammersmith
House Nsg. Care
Ctr.              Saugus             MA  112     1,919          --     112     1,919          701         1965       1998
Oakwood Rehab. &
Nursing Center    Webster            MA  102     1,154          --     102     1,154          663         1967       1998
Timberlyn
Heights Nsg. &
Alz. Ctr.         Great Barrington   MA  120     1,305          --     120     1,305          674         1968       1998
Star of David
Nsg. & Rehab/Alz
Ctr.              West Roxbury       MA  359     2,324          --     359     2,324        1,530         1968       1998
Brittany
Healthcare
Center            Natick             MA  249     1,328          --     249     1,328          703         1996       1998
Briarwood Health
Care Nursing Ctr  Needham            MA  154     1,502          --     154     1,502          757         1970       1998
Westridge
Healthcare
Center            Marlborough        MA  453     3,286          --     453     3,286        1,848         1964       1998
Bolton Manor
Nursing Home      Marlborough        MA  222     2,431          --     222     2,431        1,151         1973       1998
Hillcrest
Nursing Facility  Fitchburg          MA  175     1,461          --     175     1,461          928         1957       1998
Country Gardens
Sk. Nsg. &
Rehab.            Swansea            MA  415     2,675          --     415     2,675        1,017         1969       1998
Quincy Rehab. &
Nursing Center    Quincy             MA  216     2,911          --     216     2,911        1,451         1965       1998
West Roxbury
Manor             West Roxbury       MA   91     1,001          --      91     1,001          791         1960       1998
Newton and
Wellesley
Alzheimer Ctr.    Wellesley          MA  297     3,250          --     297     3,250        1,234         1971       1998
Den-Mar Rehab. &
Nursing Center    Rockport           MA   23     1,560          --      23     1,560          733         1963       1998
Eagle Pond
Rehab. & Living
Center            South Dennis       MA  296     6,896          --     296     6,896        1,806         1985       1998
Blueberry Hill
Healthcare        Beverly            MA  129     4,290          --     129     4,290        1,787         1965       1998
Colony House
Nsg. & Rehab.
Ctr.              Abington           MA  132       999          --     132       999          689         1965       1998
Embassy House
Sk. Nsg. &
Rehab.            Brockton           MA  166     1,004          --     166     1,004          628         1968       1998
Franklin Sk.
Nsg. & Rehab.
Center            Franklin           MA  156       757          --     156       757          528         1967       1998
Great Barrington
Rehab. & Nsg.
Ctr.              Great Barrington   MA   60     1,142          --      60     1,142          757         1967       1998
River Terrace     Lancaster          MA  268       957          --     268       957          684         1969       1998
Walden Rehab. &
Nursing Center    Concord            MA  181     1,347          --     181     1,347          954         1969       1998
Harrington House
Nsg. & Rehab.
Ctr.              Walpole            MA    4     4,444          --       4     4,444          874         1991       1998
Eastside Rehab.
and Living
Center            Bangor             ME  316     1,349          --     316     1,349          512         1967       1998
Winship Green
Nursing Center    Bath               ME  110     1,455          --     110     1,455          591         1974       1998
Brewer
Rehabilitation &
Living Center     Brewer             ME  228     2,737          --     228     2,737          965         1974       1998
Augusta
Rehabilitation
Center            Augusta            ME  152     1,074          --     152     1,074          516         1968       1998
Kennebunk
Nursing Center    Kennebunk          ME   99     1,898          --      99     1,898          690         1977       1998
Norway
Rehabilitation &
Living Center     Norway             ME  133     1,658          --     133     1,658          638         1972       1998
Shore Village
Rehab. & Nursing
Ctr.              Rockland           ME  100     1,051          --     100     1,051          493         1968       1998
Westgate Manor    Bangor             ME  287     2,718          --     287     2,718          981         1969       1998
Brentwood Rehab.
& Nsg. Center     Yarmouth           ME  181     2,789          --     181     2,789        1,010         1945       1998
Fieldcrest Manor
Nursing Center    Waldoboro          ME  101     1,020          --     101     1,020          500         1963       1998
Park Place
Health Care
Center            Great Falls        MT  600     6,311          --     600     6,311        1,732         1963       1998
Parkview Acres
Care & Rehab
Ctr.              Dillon             MT  207     2,578          --     207     2,578          703         1965       1998
Pettigrew Rehab.
& Healthcare
Ctr.              Durham             NC  101     2,889          --     101     2,889          833         1969       1998
LaSalle
Healthcare
Center            Durham             NC  140     3,238          --     140     3,238          781         1969       1998
                    Life on
                     Which
                  Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
Woodland Terrace
Health Care Fac.     26 years
Harrodsburg
Health Care
Center               35 years
Laurel Ridge
Rehab. & Nursing
Ctr.                 30 years
Blue Hills
Alzheimer's Care
Center               28 years
Brigham Manor
Nursing & Rehab
Ctr                  27 years
Presentation
Nursing & Rehab.
Ctr.                 28 years
Country Manor
Rehab. & Nsg.
Center               27 years
Crawford Skilled
Nsg. & Rehab.
Ctr.                 29 years
Hallmark Nursing
& Rehab. Ctr.        26 years
Sachem Nursing &
Rehab. Ctr.          27 years
Hammersmith
House Nsg. Care
Ctr.                 28 years
Oakwood Rehab. &
Nursing Center       31 years
Timberlyn
Heights Nsg. &
Alz. Ctr.            29 years
Star of David
Nsg. & Rehab/Alz
Ctr.                 26 years
Brittany
Healthcare
Center               31 years
Briarwood Health
Care Nursing Ctr     30 years
Westridge
Healthcare
Center             28.5 years
Bolton Manor
Nursing Home       34.5 years
Hillcrest
Nursing Facility     25 years
Country Gardens
Sk. Nsg. &
Rehab.               27 years
Quincy Rehab. &
Nursing Center       24 years
West Roxbury
Manor                20 years
Newton and
Wellesley
Alzheimer Ctr.       30 years
Den-Mar Rehab. &
Nursing Center       30 years
Eagle Pond
Rehab. & Living
Center               50 years
Blueberry Hill
Healthcare           40 years
Colony House
Nsg. & Rehab.
Ctr.                 40 years
Embassy House
Sk. Nsg. &
Rehab.               40 years
Franklin Sk.
Nsg. & Rehab.
Center               40 years
Great Barrington
Rehab. & Nsg.
Ctr.                 40 years
River Terrace        40 years
Walden Rehab. &
Nursing Center       40 years
Harrington House
Nsg. & Rehab.
Ctr.                 45 years
Eastside Rehab.
and Living
Center               30 years
Winship Green
Nursing Center       35 years
Brewer
Rehabilitation &
Living Center        33 years
Augusta
Rehabilitation
Center               30 years
Kennebunk
Nursing Center       35 years
Norway
Rehabilitation &
Living Center        39 years
Shore Village
Rehab. & Nursing
Ctr.                 30 years
Westgate Manor       31 years
Brentwood Rehab.
& Nsg. Center        45 years
Fieldcrest Manor
Nursing Center       32 years
Park Place
Health Care
Center               28 years
Parkview Acres
Care & Rehab
Ctr.                 29 years
Pettigrew Rehab.
& Healthcare
Ctr.                 28 years
LaSalle
Healthcare
Center               29 years

                                                                           Gross Amount
                                          Initial Cost to                Carried at Close
               Location                       Company          Cost         of Period
---------------------------------------- ------------------ Capitalized ------------------
                                                Buildings   Subsequent         Buildings
                                               and Improve-     to            and Improve- Accumulated    Date of      Date
 Facility name          City       State Land     ments     Acquisition Land     ments     Depreciation Construction Acquired
----------------  ---------------- ----- ----- ------------ ----------- ----- ------------ ------------ ------------ --------
Sunnybrook
Alzheimer's & HC
Spec.             Raleigh            NC    187    3,409           --      187    3,409        1,115         1971       1998
Blue Ridge
Rehab. &
Healthcare Ctr.   Asheville          NC    250    3,819           --      250    3,819          975         1977       1998
Raleigh Rehab. &
Healthcare
Center            Raleigh            NC    316    5,470           --      316    5,470        1,804         1969       1998
Rose Manor
Health Care
Center            Durham             NC    201    3,527           --      201    3,527        1,113         1972       1998
Cypress Pointe
Rehab & HC
Center            Winmington         NC    233    3,710           --      233    3,710        1,095         1966       1998
Winston-Salem
Rehab & HC
Center            Winston-Salem      NC    305    5,142           --      305    5,142        1,670         1968       1998
Silas Creek
Manor             Winston-Salem      NC    211    1,893           --      211    1,893          521         1966       1998
Lincoln Nursing
Center            Lincoln            NC     39    3,309           --       39    3,309        1,260         1976       1998
Guardian Care of
Roanoke Rapids    Roanoke Rapids     NC    339    4,132           --      339    4,132        1,320         1967       1998
Guardian Care of
Henderson         Henderson          NC    206    1,997           --      206    1,997          551         1957       1998
Rehab. & Nursing
Center of Monroe  Monroe             NC    185    2,654           --      185    2,654          879         1963       1998
Guardian Care of
Kinston           Kinston            NC    186    3,038           --      186    3,038          807         1961       1998
Guardian Care of
Zebulon           Zebulon            NC    179    1,933           --      179    1,933          526         1973       1998
Guardian Care of
Rocky Mount.      Rocky Mount        NC    240    1,732           --      240    1,732          403         1975       1998
Rehab. & Health
Center of
Gastonia          Gastonia           NC    158    2,359           --      158    2,359          684         1968       1998
Guardian Care of
Elizabeth City    Elizabeth City     NC     71      561           --       71      561          380         1977       1998
Chapel Hill
Rehab. &
Healthcare Ctr.   Chapel Hill        NC    347    3,029           --      347    3,029          944         1984       1998
Homestead Health
Care & Rehab Ctr  Lincoln            NE    277    1,528        1,178      277    2,706        1,830         1961       1998
Dover Rehab. &
Living Center     Dover              NH    355    3,797           --      355    3,797        1,397         1969       1998
Greenbriar
Terrace
Healthcare        Nashua             NH    776    6,011           --      776    6,011        2,030         1963       1998
Hanover Terrace
Healthcare        Hanover            NH    326    1,825           --      326    1,825          489         1969       1998
Las Vegas
Healthcare &
Rehab. Ctr.       Las Vegas          NV    454    1,018           --      454    1,018          188         1940       1998
Torrey Pines
Care Center       Las Vegas          NV    256    1,324           --      256    1,324          375         1971       1998
Franklin Woods
Health Care
Center            Columbus           OH    190    4,712           --      190    4,712        1,014         1986       1998
Chillicothe
Nursing & Rehab.
Center            Chillicothe        OH    128    3,481           --      128    3,481        1,308         1976       1998
Pickerington
Nursing & Rehab.
Ctr.              Pickerington       OH    312    4,382           --      312    4,382          914         1984       1998
Logan Health
Care Center       Logan              OH    169    3,750           --      169    3,750        1,013         1979       1998
Winchester Place
Nsg. & Rehab.
Ctr.              Canal Winchestr.   OH    454    7,149           --      454    7,149        2,055         1974       1998
Minerva Park
Nursing & Rehab.
Ctr.              Columbus           OH    210    3,684           --      210    3,684          469         1973       1998
West Lafayette
Rehab & Nsg Ctr   West Lafayette     OH    185    3,278           --      185    3,278          467         1972       1998
Cambridge Health
& Rehab. Center   Cambridge          OH    108    2,642           --      108    2,642          668         1975       1998
Coshocton Health
& Rehab. Center   Coshocton          OH    203    1,979           --      203    1,979          504         1974       1998
Bridgepark Ctr.
for Rehab. &
Nsg. Sv.          Akron              OH    341    5,491           --      341    5,491        1,568         1970       1998
Lebanon Country
Manor             Lebanon            OH    105    3,617           --      105    3,617        1,094         1984       1998
Sunnyside Care
Center            Salem              OR  1,519    2,688           --    1,519    2,688          746         1981       1998
Medford Rehab. &
Healthcare
Center            Medford            OR    362    4,610           --      362    4,610        1,243          N/A       1998
Wyomissing Nsg.
& Rehab. Ctr.     Reading            PA     61    5,095           --       61    5,095          360         1966       1998
Health Havens
Nursing & Rehab.
Ctr.              E. Providence      RI    174    2,643           --      174    2,643          190         1962       1998
Oak Hill Nursing
& Rehab. Ctr.     Pawtucket          RI     91    6,724           --       91    6,724          475         1966       1998
Madison
Healthcare &
Rehab Ctr.        Madison            TN    168    1,445           --      168    1,445          412         1968       1998
Cordova Rehab. &
Nursing Center    Cordova            TN    322    8,830           --      322    8,830        2,954         1979       1998
Primacy
Healthcare &
Rehab Ctr.        Memphis            TN  1,222    8,344           --    1,222    8,344        1,904         1980       1998
Masters Health
Care Center       Algood             TN    524    4,370           --      524    4,370        1,404         1981       1998
San Pedro Manor   San Antonio        TX    602    4,178           --      602    4,178          326         1985       1998
Wasatch Care
Center            Ogden              UT    373      597           --      373      597          366         1964       1998
Crosslands
Rehab. & Health
Care Ctr          Sandy              UT    334    4,300           --      334    4,300          798         1987       1998
St. George Care
and Rehab.
Center            St. George         UT    420    4,465           --      420    4,465        1,311         1976       1998
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

                                                                            Gross Amount
                                           Initial Cost to                Carried at Close
               Location                        Company          Cost          of Period
---------------------------------------- ------------------- Capitalized -------------------
                                                 Buildings   Subsequent          Buildings
                                                and Improve-     to             and Improve- Accumulated    Date of      Date
 Facility name          City       State  Land     ments     Acquisition  Land     ments     Depreciation Construction Acquired
----------------  ---------------- ----- ------ ------------ ----------- ------ ------------ ------------ ------------ --------
Federal Heights
Rehab. & Nsg.
Ctr.              Salt Lake City     UT     201     2,322          --       201     2,322          647         1962      1998
Wasatch Valley
Rehabilitation    Salt Lake City     UT     389     3,545          --       389     3,545          858         1962      1998
Nansemond Pointe
Rehab. & HC Ctr.  Suffolk            VA     534     6,990          --       534     6,990        1,803         1963      1998
Harbour Pointe
Med. & Rehab.
Ctr               Norfolk            VA     427     4,441          --       427     4,441        1,232         1969      1998
River Pointe
Rehab. &
Healthc. Ctr.     Virginia Beach     VA     770     4,440          --       770     4,440        1,576         1953      1998
Bay Pointe
Medical & Rehab.
Centre            Virginia Beach     VA     805     2,886          --       805     2,886          762         1971      1998
Birchwood
Terrace
Healthcare        Burlington         VT      15     4,656          --        15     4,656        1,630         1965      1998
Arden
Rehabilitation &
Healthcare Ctr    Seattle            WA   1,111     4,013          --     1,111     4,013        1,086       1950's      1998
Northwest
Continuum Care
Center            Longview           WA     145     2,563          --       145     2,563          719         1955      1998
Bellingham
Health Care &
Rehab Svc         Bellingham         WA     441     3,824          --       441     3,824        1,021         1972      1998
Rainier Vista
Care Center       Puyallup           WA     520     4,780          --       520     4,780        1,006         1986      1998
Lakewood
Healthcare
Center            Lakewood           WA     504     3,511          --       504     3,511          711         1989      1998
Vencor of
Vancouver HC &
Rehab.            Vancouver          WA     449     2,964          --       449     2,964          852         1970      1998
Heritage Health
& Rehab. Center   Vancouver          WA      76       835          --        76       835          213         1955      1998
Edmonds Rehab. &
Healthcare Ctr.   Edmonds            WA     355     3,032          --       355     3,032          952         1961      1998
Queen Anne
Healthcare        Seattle            WA     570     2,750          --       570     2,750          763         1970      1998
San Luis Medical
& Rehab Center    Greenbay           WI     259     5,299          --       259     5,299        1,181          N/A      1998
Eastview Medical
& Rehab. Center   Antigo             WI     200     4,047          --       200     4,047        1,290         1962      1998
Colonial Manor
Medical & Rehab
Ctr.              Wausau             WI     169     3,370          --       169     3,370        1,009         1964      1998
Colony Oaks Care
Center            Appleton           WI     353     3,571          --       353     3,571        1,054         1967      1998
North Ridge Med.
& Rehab. Center   Manitowoc          WI     206     3,785          --       206     3,785        1,034         1964      1998
Vallhaven Care
Center            Neenah             WI     337     5,125          --       337     5,125        1,467         1966      1998
Kennedy Park
Medical & Rehab.
Ctr.              Schofield          WI     301     3,596          --       301     3,596        2,076         1966      1998
Family Heritage
Med. & Rehab.
Ctr.              Wisconsin Rapids   WI     240     3,350          --       240     3,350        2,119         1966      1998
Mt. Carmel
Medical & Rehab.
Ctr.              Burlington         WI     274     7,205          --       274     7,205        1,797         1971      1998
Mt. Carmel
Medical & Rehab.
Ctr.              Milwaukee          WI   2,356    22,571          --     2,356    22,571        6,585         1958      1998
Sheridan Medical
Complex           Kenosha            WI     282     4,910          --       282     4,910        1,613         1964      1998
Woodstock Health
& Rehab. Center   Kenosha            WI     562     7,424          --       562     7,424        2,559         1970      1998
Mountain Towers
Healthcare &
Rehab             Cheyenne           WY     342     3,814          --       342     3,814          941         1964      1998
South Central
Wyoming HC. &
Rehab             Rawlins            WY     151     1,738          --       151     1,738          462         1955      1998
Wind River
Healthcare &
Rehab. Ctr        Riverton           WY     179     1,559          --       179     1,559          409         1967      1998
Sage View Care
Center            Rock Springs       WY     287     2,392          --       287     2,392          659         1964      1998
                                         ------   -------       -----    ------   -------      -------
TOTAL VENCOR NURSING FACILITIES          74,939   731,367       1,178    74,939   732,545      204,823
                    Life on
                     Which
                  Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
Federal Heights
Rehab. & Nsg.
Ctr.                 29 years
Wasatch Valley
Rehabilitation       29 years
Nansemond Pointe
Rehab. & HC Ctr.     32 years
Harbour Pointe
Med. & Rehab.
Ctr                  28 years
River Pointe
Rehab. &
Healthc. Ctr.        25 years
Bay Pointe
Medical & Rehab.
Centre               29 years
Birchwood
Terrace
Healthcare           27 years
Arden
Rehabilitation &
Healthcare Ctr     28.5 years
Northwest
Continuum Care
Center               29 years
Bellingham
Health Care &
Rehab Svc          28.5 years
Rainier Vista
Care Center          40 years
Lakewood
Healthcare
Center               45 years
Vencor of
Vancouver HC &
Rehab.               28 years
Heritage Health
& Rehab. Center      29 years
Edmonds Rehab. &
Healthcare Ctr.      25 years
Queen Anne
Healthcare           29 years
San Luis Medical
& Rehab Center       25 years
Eastview Medical
& Rehab. Center      28 years
Colonial Manor
Medical & Rehab
Ctr.                 30 years
Colony Oaks Care
Center               29 years
North Ridge Med.
& Rehab. Center      29 years
Vallhaven Care
Center               28 years
Kennedy Park
Medical & Rehab.
Ctr.                 29 years
Family Heritage
Med. & Rehab.
Ctr.                 26 years
Mt. Carmel
Medical & Rehab.
Ctr.                 30 years
Mt. Carmel
Medical & Rehab.
Ctr.                 30 years
Sheridan Medical
Complex              25 years
Woodstock Health
& Rehab. Center      25 years
Mountain Towers
Healthcare &
Rehab                29 years
South Central
Wyoming HC. &
Rehab                29 years
Wind River
Healthcare &
Rehab. Ctr           29 years
Sage View Care
Center               30 years
TOTAL VENCOR NURSING FACILITIES

NON-VENCOR
SKILLED NURSING
FACILITIES
Birchwood Care
Center                               MI     291     6,187          --       285     3,095        1,169          N/A      1998
Grayling Health
Care Center                          MI      76     3,234          --        76     3,234        1,087          N/A      1998
Clara Barton
Terrace                              MI     375     2,219          --       375     2,219        2,009          N/A      1998
Mary Avenue Care
Center                               MI     162     1,744          --       162     1,744        1,495          N/A      1998
Woodside
Convalescent
Center                               MN     639     3,440          56       639     3,496        2,147          N/A      1998
Hillhaven
Convalescent
Center                               NV     121     1,181          --       121     1,181          762          N/A      1998
Marigarde-
Sylvania Nursing
Home                                 OH     667     2,428          --       667     2,428        1,117          N/A      1998
Marietta
Convalescent
Center                               OH     158     3,266          --       158     3,266          696          N/A      1998
                                         ------   -------       -----    ------   -------      -------
TOTAL NON-VENCOR SKILLED NURSING
FACILITIES                                2,489    23,699          56     2,483    20,663       10,482
                                         ------   -------       -----    ------   -------      -------
TOTAL FOR SKILLED NURSING
FACILITIES                               77,428   755,066       1,234    77,422   753,208      215,305
NON-VENCOR
SKILLED NURSING
FACILITIES
Birchwood Care
Center               36 years
Grayling Health
Care Center          43 years
Clara Barton
Terrace              21 years
Mary Avenue Care
Center               21 years
Woodside
Convalescent
Center               28 years
Hillhaven
Convalescent
Center               40 years
Marigarde-
Sylvania Nursing
Home                 30 years
Marietta
Convalescent
Center               25 years

                                           Initial Cost to                Gross Amount Carried
               Location                        Company           Cost      at Close of Period
--------------------------------------- --------------------- Capitalized --------------------
                                                  Buildings   Subsequent            Buildings
                                                 and Improve-     to               and Improv- Accumulated    Date of      Date
 Facility name         City       State   Land      ments     Acquisition   Land      ments    Depreciation Construction Acquired
----------------  --------------- ----- -------- ------------ ----------- -------- ----------- ------------ ------------ --------
VENCOR HOSPITALS
Vencor
Hospital--
Phoenix           Phoenix          AZ        226       3,359        --         226      3,359       1,005        N/A       1998
Vencor
Hospital--Tucson  Tucson           AZ        130       3,091        --         130      3,091         984        N/A       1998
Vencor
Hospital--
Ontario           Ontario          CA        523       2,988        --         523      2,988         738        N/A       1998
Vencor
Hospital--San
Leandro           San Leandro      CA      2,735       5,870        --       2,735      5,870       2,903        N/A       1998
Vencor
Hospital--Orange
County            Westminster      CA        728       7,384        --         728      7,384       2,450        N/A       1998
THC--Orange
County            Orange County    CA      3,144       2,611        --       3,144      2,611         189       1990       1998
Vencor
Hospital--San
Diego             San Diego        CA        670      11,764        --         670     11,764       2,552        N/A       1998
Recovery Inn of
Menlo Park        Menlo Park       CA        --        2,799        --                  2,799         983       1992       1998
Vencor
Hospital--Denver  Denver           CO        896       6,367        --         896      6,367       2,201        N/A       1998
Vencor
Hospital--Coral
Gables            Coral Gables     FL      1,071       5,348        --       1,071      5,348       1,937        N/A       1998
Vencor
Hospital--St.
Petersburg        St. Petersburg   FL      1,418      17,525         7       1,418     17,532       2,776       1968       1998
Vencor
Hospital--Ft.
Lauderdale        Ft. Lauderdale   FL      1,758      14,080        --       1,758     14,080       4,340        N/A       1998
Vencor
Hospital--North
Florida           Green Cove Spr.  FL        145       4,613        --         145      4,613       1,012        N/A       1998
Vencor
Hospital--
Central Tampa     Tampa            FL      2,732       7,676        --       2,732      7,676         712       1970       1998
Vencor
Hospital--
Hollywood         Hollywood        FL        605       5,229        --         605      5,229         695       1937       1998
Vencor
Hospital--
Sycamore          Sycamore         IL         77       8,549        --          77      8,549       1,989        N/A       1998
Vencor
Hospital--
Chicago North     Chicago          IL      1,583      19,980        --       1,583     19,980       3,889        N/A       1998
Vencor
Hospital--Lake
Shore             Chicago          IL      1,513       9,525        --       1,513      9,525       2,123       1995       1998
Vencor
Hospital--
Northlake         Northlake        IL        850       6,498        --         850      6,498       2,126        N/A       1998
Vencor
Hospital--
LaGrange          LaGrange         IN        173       2,330        --         173      2,330       1,524        N/A       1998
Vencor
Hospital--
Indianapolis      Indianapolis     IN        985       3,801        --         985      3,801       1,245        N/A       1998
Vencor
Hospital--
Louisville        Louisville       KY      3,041      12,330        --       3,041     12,330       2,536        N/A       1998
Vencor
Hospital--New
Orleans           New Orleans      LA        648       4,971        --         648      4,971       2,039       1968       1998
Vencor Hosp--
Boston
Northshore        Peabody          MA        543       7,568        --         543      7,568         718       1974       1998
Vencor
Hospital--Boston  Boston           MA      1,551       9,796        --       1,551      9,796       3,829        N/A       1998
Vencor
Hospital--
Detroit           Detroit          MI        355       3,544        --         355      3,544       1,312        N/A       1998
Vencor
Hospital--Metro
Detroit           Detroit          MI        564       4,896        --         564      4,896         361       1980       1998
Vencor
Hospital--
Minneapolis       Golden Valley    MN        223       8,120        --         223      8,120       1,412       1952       1998
Vencor
Hospital--Kansas
City              Kansas City      MO        277       2,914        --         277      2,914         995        N/A       1998
Vencor
Hospital--St.
Louis             St. Louis        MO      1,126       2,087        --       1,126      2,087         871        N/A       1998
Vencor
Hospital--
Greensboro        Greensboro       NC      1,010       7,586        --       1,010      7,586       2,199        N/A       1998
Vencor
Hospital--
Albuquerque       Albuquerque      NM         11       4,253        --          11      4,253         341       1985       1998
THC--Las Vegas
Hospital          Las Vegas        NV      1,110       2,177        --       1,110      2,177         194       1980       1998
Vencor
Hospital--
Oklahoma City     Oklahoma City    OK        293       5,607        --         293      5,607       1,454        N/A       1998
Vencor
Hospital--
Philadelphia      Philadelphia     PA        135       5,223        --         135      5,223         763        N/A       1998
Vencor
Hospital--
Pittsburgh        Oakdale          PA        662      12,854        --         662     12,854       1,831        N/A       1998
Vencor
Hospital--
Chattanooga       Chattanooga      TN        757       4,415        --         757      4,415       1,479        N/A       1998
Vencor
Hospital--San
Antonio           San Antonio      TX        249      11,413        --         249     11,413       2,805        N/A       1998
Vencor
Hospital--Ft.
Worth Southwest   Ft. Worth        TX      2,342       7,458        --       2,342      7,458       1,153       1987       1998
Vencor
Hospital--
Houston
Northwest         Houston          TX      1,699       6,788        --       1,699      6,788         886       1986       1998
Vencor
Hospital--
Mansfield         Mansfield        TX        267       2,462        --         267      2,462         725        N/A       1998
Vencor
Hospital--Ft.
Worth West        Ft. Worth        TX        648      10,608        --         648     10,608       2,207        N/A       1998
Vencor
Hospital--
Houston           Houston          TX         33       7,062        --          33      7,062       1,957        N/A       1998
Vencor
Hospital--
Arlington, VA     Arlington        VA      3,025       3,105        --       3,025      3,105         898        N/A       1998
Vencor
Hospital--Mt.
Carmel            Mt. Carmel       WI        322       3,296        --         322      3,296         705       1989       1998
                                        --------  ----------    ------    -------- ----------    --------
TOTAL FOR VENCOR HOSPITALS                42,853     301,920         7      42,853    301,927      72,043
PERSONAL CARE FACILITIES
ResCare--
Tangram--8 sites  San Marcos       TX        616       6,512         4         616      6,521         408        N/A
                                        --------  ----------    ------    -------- ----------    --------
                                        $120,897  $1,063,498    $1,245    $120,891 $1,061,656    $287,756
                                        ========  ==========    ======    ======== ==========    ========
                    Life on
                    Which
                 Depreciation
                   in Income
                  Statement is
 Facility name      Computed
----------------- ------------
VENCOR HOSPITALS
Vencor
Hospital--
Phoenix             30 years
Vencor
Hospital--Tucson    25 years
Vencor
Hospital--
Ontario             25 years
Vencor
Hospital--San
Leandro             25 years
Vencor
Hospital--Orange
County              20 years
THC--Orange
County              40 years
Vencor
Hospital--San
Diego               25 years
Recovery Inn of
Menlo Park          20 years
Vencor
Hospital--Denver    20 years
Vencor
Hospital--Coral
Gables              30 years
Vencor
Hospital--St.
Petersburg          40 years
Vencor
Hospital--Ft.
Lauderdale          30 years
Vencor
Hospital--North
Florida             20 years
Vencor
Hospital--
Central Tampa       40 years
Vencor
Hospital--
Hollywood           20 years
Vencor
Hospital--
Sycamore            20 years
Vencor
Hospital--
Chicago North       25 years
Vencor
Hospital--Lake
Shore               20 years
Vencor
Hospital--
Northlake           30 years
Vencor
Hospital--
LaGrange            25 years
Vencor
Hospital--
Indianapolis        30 years
Vencor
Hospital--
Louisville          20 years
Vencor
Hospital--New
Orleans             20 years
Vencor Hosp--
Boston
Northshore          40 years
Vencor
Hospital--Boston    25 years
Vencor
Hospital--
Detroit             20 years
Vencor
Hospital--Metro
Detroit             40 years
Vencor
Hospital--
Minneapolis         40 years
Vencor
Hospital--Kansas
City                30 years
Vencor
Hospital--St.
Louis               40 years
Vencor
Hospital--
Greensboro          20 years
Vencor
Hospital--
Albuquerque         40 years
THC--Las Vegas
Hospital            40 years
Vencor
Hospital--
Oklahoma City       30 years
Vencor
Hospital--
Philadelphia        35 years
Vencor
Hospital--
Pittsburgh          40 years
Vencor
Hospital--
Chattanooga         22 years
Vencor
Hospital--San
Antonio             30 years
Vencor
Hospital--Ft.
Worth Southwest     20 years
Vencor
Hospital--
Houston
Northwest           40 years
Vencor
Hospital--
Mansfield           40 years
Vencor
Hospital--Ft.
Worth West          34 years
Vencor
Hospital--
Houston             20 years
Vencor
Hospital--
Arlington, VA       28 years
Vencor
Hospital--Mt.
Carmel              20 years
TOTAL FOR VENCOR HOSPITALS
PERSONAL CARE FACILITIES
ResCare--
Tangram--8 sites    20 years

Reconciliation of real estate:
Carrying cost:
Balance at beginning of period:  $1,185,969
Additions during period:
 Acquisitions                            --
Dispositions:
 Asset impairment                    (3,422)
                                 ----------
Balance end of period            $1,182,547
                                 ==========

Accumulated depreciation:
Balance at beginning of period:  $246,509
Additions during period:
 Depreciation expense            42,742
Dispositions:
 Asset impairment                (1,495)
                                 --------
Balance end of period            $287,756
                                 ========

-----
*Pursuant to the terms of the Amended Credit Agreement, a mortgage was granted on all properties, effective February 28, 2000