Form 10-Q
period 2000-03-31
VENTAS INC
filed 2000-05-09
CIK 740260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

           Class of Common Stock:                       Outstanding at May 8, 2000:
        Common Stock, $.25 par value                         68,419,305 shares

                                  VENTAS. INC.

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          ----
PART I--FINANCIAL INFORMATION............................................   1
Item 1. Financial Statements.............................................   1
Condensed Consolidated Balance Sheets as of March 31, 2000 and December
 31, 1999................................................................   1
Condensed Consolidated Statements of Income for the Three Months Ended
 March 31, 2000 and 1999.................................................   2
Condensed Consolidated Statements of Cash Flows for the Three Months
 Ended March 31, 2000 and 1999...........................................   3
Notes To Condensed Consolidated Financial Statements.....................   4
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  26

PART II--OTHER INFORMATION...............................................  27
Item 1. Legal Proceedings................................................  27
Item 2. Changes in Securities and Use of Proceeds........................  27
Item 3. Defaults Upon Senior Securities..................................  28
Item 6. Exhibits and Reports on Form 8-K.................................  28

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VENTAS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (Unaudited)   (Audited)
                                                            (In Thousands)
Assets
Real estate investments:
  Land................................................ $  120,891    $  120,891
  Building and improvements...........................  1,061,656     1,061,656
                                                       ----------    ----------
                                                        1,182,547     1,182,547
  Accumulated depreciation............................   (298,390)     (287,756)
                                                       ----------    ----------
    Total real estate investments.....................    884,157       894,791
Cash and cash equivalents:
  Cash and cash equivalents...........................     94,829       139,594
  Cash and cash equivalents--disputed federal tax
   refunds and accumulated interest...................     26,819           --
                                                       ----------    ----------
    Total cash and cash equivalents...................    121,648       139,594
Deferred financing costs, net.........................     12,708         5,702
Notes receivable from employees.......................      3,629         3,611
Recoverable federal income taxes......................        --         26,610
Other.................................................      2,146           891
                                                       ----------    ----------
    Total assets...................................... $1,024,288    $1,071,199
                                                       ==========    ==========
Liabilities and stockholders' equity

Liabilities:
  Notes payable and other debt........................ $  923,368    $  974,247
  Deferred gain on partial termination of interest
   rate swap agreement................................     21,605        21,605
  Accounts payable and other accrued liabilities......      9,981         9,886
  Other liabilities--disputed federal tax refunds and
   accumulated interest...............................     26,819        26,610
  Deferred income taxes...............................     30,506        30,506
                                                       ----------    ----------
    Total liabilities.................................  1,012,279     1,062,854
                                                       ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, unissued...........................        --            --
  Common stock........................................     18,402        18,402
  Capital in excess of par value......................    132,237       139,723
  Unearned compensation on restricted stock...........     (2,353)       (2,080)
  Retained earnings...................................      9,142         6,409
                                                       ----------    ----------
                                                          157,428       162,454
  Treasury stock......................................   (145,419)     (154,109)
                                                       ----------    ----------
    Total stockholders' equity........................     12,009         8,345
                                                       ----------    ----------
    Total liabilities and stockholders' equity........ $1,024,288    $1,071,199
                                                       ==========    ==========

                            See accompanying notes.

                                  VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      Three months          Three months
                                    ended March 31,       ended March 31,
                                          2000                  1999
                                    ----------------      ----------------
                                               (Unaudited)
                                    (In Thousands, Except Per Share)
Revenues:
  Rental income....................     $         57,483      $         56,436
  Interest and other income........                1,617                   197
                                        ----------------      ----------------
    Total revenues.................               59,100                56,633
Expenses:
  General and administrative.......                2,288                 1,754
  Professional fees................                3,322                   797
  Non-recurring employee severance
   costs...........................                  355                 1,272
  Loss on uncollectible amounts due
   from tenant.....................               11,307                   --
  Amortization of restricted stock
   grants..........................                  405                   652
  Depreciation on real estate
   investments.....................               10,634                10,944
  Interest.........................               23,849                20,876
                                        ----------------      ----------------
    Total expenses.................               52,160                36,295
                                        ----------------      ----------------
Income before extraordinary loss...                6,940                20,338
Extraordinary loss on
 extinguishment of debt............               (4,207)                  --
                                        ----------------      ----------------
Net income.........................     $          2,733      $         20,338
                                        ================      ================
Earnings per common share:
  Basic:
    Income before extraordinary
     loss..........................     $           0.10      $           0.30
    Extraordinary loss on
     extinguishment of debt........                (0.06)                  --
                                        ----------------      ----------------
    Net income.....................     $           0.04      $           0.30
                                        ================      ================
  Diluted:
    Income before extraordinary
     loss..........................     $           0.10      $           0.30
    Extraordinary loss on
     extinguishment of debt........                (0.06)                  --
                                        ----------------      ----------------
    Net income.....................     $           0.04      $           0.30
                                        ================      ================
Weighted average number of shares
 outstanding, basic................               67,898                67,712
Weighted average number of shares
 outstanding, diluted..............               67,912                67,976


                            See accompanying notes.

                                  VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Three Months
                                                         Ended        Ended
                                                       March 31,    March 31,
                                                          2000         1999
                                                      ------------ ------------
                                                             (Unaudited)
                                                           (In Thousands)
Cash flows from operating activities:
Net income...........................................   $  2,733    $  20,338
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.....................................     10,653       10,945
    Amortization of deferred financing costs.........      1,403        1,218
    Amortization of restricted stock grants..........        405          652
    Normalized rents.................................        (40)         --
    Extraordinary loss on extinguishment of debt.....      4,207          --
  Changes in operating assets and liabilities:
    Decrease in amount due from Vencor, Inc..........        --         6,967
    Decrease (increase) in accounts receivable and
     other assets....................................     25,358         (641)
    Increase (decrease) in accounts payable and
     accrued and other liabilities...................        817         (471)
                                                        --------    ---------
      Net cash provided by operating activities......     45,536       39,008
Cash flows from investing activities:
  Purchase of furniture and equipment................        --          (122)
                                                        --------    ---------
      Net cash used in investing activities..........        --          (122)
Cash flows from financing activities:
  Net change in borrowings under revolving line of
   credit............................................        --       173,143
  Repayment of long-term debt........................    (50,879)    (127,381)
  Payment of deferred financing costs................    (12,616)         --
  Issuance of restricted stock.......................         13          --
  Cash distribution to stockholders..................        --       (26,489)
                                                        --------    ---------
      Net cash (used in) provided by financing
       activities....................................    (63,482)      19,273
                                                        --------    ---------
(Decrease) increase in cash and cash equivalents.....    (17,946)      58,159
Cash and cash equivalents--beginning of period.......    139,594          338
                                                        --------    ---------
Cash and cash equivalents--end of period.............   $121,648    $  58,497
                                                        ========    =========

                            See accompanying notes.

                                 VENTAS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY

   Ventas, Inc. ("Ventas" or the "Company") is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states, as of March 31, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership. Although the Company currently expects to qualify as a real estate investment trust ("REIT") for tax years beginning with the tax year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

NOTE 2--BASIS OF PRESENTATION

   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 1999. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt SFAS 133 effective January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values of approximately $26.0 million at March 31, 2000, as well as the $21.6 million gain incurred but not yet reflected in net income on the terminated derivative position (see "Note 4--Bank Credit Facility"), the Company estimates that upon adoption it would report a positive adjustment of $47.6 million in other comprehensive income. The Company was not required to report the $26.0 million unrealized gain for the three month period ended March 31, 2000.

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

                                 VENTAS, INC.

NOTE 3--CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

   As of March 31, 2000, approximately 70.5% of the Company's real estate investments (based on cost) related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states, and lease revenues from operations in any one state do not account for more than ten percent (10%) of revenues. The Company leases all of its hospitals and 210 of its nursing facilities to Vencor, Inc. ("Vencor") under four master lease agreements relating to 254 facilities and a single nursing facility lease (individually a "Master Lease" and collectively "the Master Leases").

   Because the Company leases substantially all of its properties to Vencor and Vencor is the primary source of the Company's revenues, Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in governmental reimbursement rates, by its current level of indebtedness and by certain other factors. On September 13, 1999, Vencor filed for protection under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Wilmington, Delaware. The Company, Vencor and Vencor's major creditors have been engaged in negotiations to restructure Vencor's debt and lease obligations. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a restructuring plan, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any restructuring plan will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to elect or maintain its status as a REIT (a "Material Adverse Effect"). See "--Recent Developments Regarding Vencor."

Recent Developments Regarding Vencor

   On September 13, 1999, Vencor filed for protection under chapter 11 of the Bankruptcy Code. Under the automatic stay provisions of the Bankruptcy Code, the Company is currently prevented from exercising certain rights and remedies under the various agreements that the Company and Vencor entered into at the time the Company spun off its health care operations to Vencor (the "1998 Spin Off"), including the Master Leases (the "Spin Agreements"), and from taking certain enforcement actions against Vencor. The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. At the time of Vencor's filing for protection under the Bankruptcy Code, Vencor's major creditors, Vencor and Ventas agreed upon the terms of a preliminary, non-binding agreement regarding Vencor's plan of reorganization (the "September 1999 Agreement in Principle"). On March 22, 2000, the Delaware bankruptcy court granted Vencor's motion to extend, through May 16, 2000, the period during which Vencor has the exclusive right to file a plan of reorganization, and Vencor recently extended the expiration date for its debtor-in-possession financing until June 30, 2000.

   Vencor has stated that events arising after the filing of its bankruptcy petition have resulted in adjustments to its financial projections, and have caused it to enter into additional negotiations with its various creditors and Ventas regarding its ultimate plan of reorganization. Vencor and certain of Vencor's creditors recently submitted to the Company proposed amendments to the terms of the September 1999 Agreement in Principle that materially alter the terms of the Vencor plan of reorganization. The Company rejected the proposed changes and confirmed to Vencor and the Vencor creditors the Company's willingness to support a Vencor plan of reorganization under the terms of the September 1999 Agreement in Principle. Discussions are ongoing among Vencor, Vencor's major

                                 VENTAS, INC.

creditors and Ventas regarding Vencor's plan of reorganization and any necessary amendments to the September 1999 Agreement in Principle. However, no agreement regarding the Vencor plan of reorganization has been reached. The Company does not intend to update the foregoing information until a definitive agreement regarding Vencor's plan of reorganization has been reached. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a plan of reorganization, that any such plan will be on the terms of the September 1999 Agreement in Principle or on other terms acceptable to the Company, Vencor and its creditors, or that any plan of reorganization will not have a Material Adverse Effect on the Company. Under the terms of the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement") that the Company and all of the lenders under its prior credit agreement entered into on January 31, 2000, it is an event of default if Vencor's plan of reorganization is not effective on or before December 31, 2000. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

   Ventas and Vencor continue to be engaged in advanced settlement discussions with the federal government seeking to resolve all federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs. The majority of these claims arise from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring suit in the name of the United States. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The United States Department of Justice, Civil Division, filed two proofs of claim in the Vencor bankruptcy court covering the United States claims and the qui tam suits. The United States asserted approximately $1.3 billion, including triple damages, against Vencor in these proofs of claim. The Department of Justice has informed the Company that it is the Department of Justice's position that, if liability exists, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. If the United States, Vencor and the Company reach a settlement, any liability of the Company and Vencor related to these matters would likely be resolved in the settlement. There can be no assurance that a settlement will be reached regarding these claims and suits, or, if reached, that the settlement will be on terms acceptable to the Company.

   The Company is not required to file a proof of claim in the Vencor bankruptcy cases until 30 days after receipt of written notice from Vencor requesting that a proof of claim be filed. On April 18, 2000, the Company received written notice from Vencor requesting that the Company file a proof of claim in the Vencor bankruptcy cases within 30 days of the date of the Company's receipt of the written notice, or May 17, 2000. The Company intends to file its proof of claim in the Vencor bankruptcy cases on or before May 17, 2000.

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

                                 VENTAS, INC.

   The payments under the Stipulation are required to be made by the fifth day of each month, or on the first business day thereafter. Starting in September, 1999, the difference between $18.8 million, the amount of minimum monthly base rent due under the Company's Master Leases with Vencor, and the monthly payment of approximately $15.1 million accrues as a superpriority administrative expense in Vencor's bankruptcy, junior in right only to the following: (i) any liens or superpriority claims provided to lenders under Vencor's debtor-in-possession credit agreement (the "DIP facility"); (ii) any fees due to the Office of the United States Trustee; (iii) certain fees of Vencor's professionals; (iv) any liens or superpriority claims granted to pre-petition secured creditors as adequate protection for their claims under the interim DIP order issued by the bankruptcy court and the final DIP order; and
(v) pre-petition liens granted to the lenders under Vencor's credit agreement, as amended, and related agreements, to the extent such pre-petition claims are allowed as secured, subject to challenge in the Vencor bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Stipulation is not subject to offset, recoupment or challenge. The Company has written off the difference between the monthly base rent payable pursuant to the Master Leases and the Stipulation for the three month period ended March 31, 2000 as a loss on uncollectible amounts due from tenant.

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

Recent Developments Regarding Income Taxes

   On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon arising out of the Company's 1998 federal income tax return. Although the Company believes that it is entitled to the Refund pursuant to the terms of a tax allocation agreement (the "Tax Allocation Agreement") the Company entered into with Vencor in connection with the 1998 Spin Off and on other legal grounds, the Internal Revenue Service may assert a right to all or some portion of the Refund based upon the review of the federal income tax returns for the tax years ending December 31, 1996 and 1995 of the Company (which then operated under the name Vencor) it is currently conducting. In addition, the United States Department of the Treasury--Internal Revenue Service has filed a proof of claim in the Vencor bankruptcy proceeding asserting a claim against Vencor to the Refund. In addition, Vencor has asserted that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. There can be no assurance as to how such controversy will be resolved or as to whether the Company will ultimately retain all or a portion of the Refund. Accordingly, the Refund, and interest earned thereon, has been classified with the other liabilities of the Company at March 31, 2000 in the Condensed Consolidated Financial Statements.

                                 VENTAS, INC.

   Vencor and the Company are also engaged in a dispute relating to the entitlement to certain federal, state and local tax refunds, including the Refund. In connection with Vencor's bankruptcy filing, the Company and Vencor have discussed the terms of a stipulation relating to such tax refunds, but no agreement regarding such terms has been reached. There can be no assurance as to how such dispute will be resolved. No adjustments have been made in the Condensed Consolidated Financial Statements at March 31, 2000 relating to this issue.

Recent Developments Regarding Dividends

   The Company intends to qualify as a REIT for the tax year ending Deember 31, 1999 (the "1999 Tax Year") and the tax year ending December 31, 2000 (the "2000 Tax Year"). Such qualification requires the Company to distribute 95% of its taxable income by (a) September 15, 2000 for the 1999 Tax Year, and
(b) September 15, 2001 for the 2000 Tax Year. While such distributions are not required to be made quarterly, if they are not made by January 31, 2000 for the 1999 Tax Year and January 31, 2001 for the 2000 Tax Year, the Company is required to pay a 4% non-deductible excise tax on the portion of the distribution not paid by January 31 of the year following the year in respect of which the dividend is paid.

   It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with generally accepted accounting principles depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

   Although the Company intends to qualify as a REIT for the 1999 and 2000 Tax Years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT in either or both tax years. If the Company were to fail or elect not to qualify as a REIT in either or both tax years, the Company would be subject to 35% federal income tax and to applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company.

Recent Developments Regarding Liquidity

   On January 31, 2000, the Company and all of the lenders under a prior credit agreement entered into the Amended and Restated Credit Agreement, which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

   On October 29, 1999, in conjunction with the execution of an agreement with over 95% of the Company's lenders (the "Waiver and Extension Agreement"), regarding the restructuring of the Company's long-term debt, including the $275.0 million bridge loan under the Bank Credit Agreement which was originally scheduled to mature on October 30, 1999 (the "Bridge Loan"), the Company paid a $2.4 million loan waiver fee. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. The fees are being amortized proportionately over the terms of the related loans and agreements.

                                 VENTAS, INC.

Other Recent Developments

 Tenant Bankruptcies

   Certain of the Company's tenants, other than Vencor, have filed for protection under the Bankruptcy Code. These tenants include: Health Enterprises of Michigan, Inc. ("HEM"), Sun Healthcare Group, Inc. ("Sun"), and Integrated Health Services, Inc. and a number of its subsidiaries (collectively, "IHS"). Under the Bankruptcy Code, a tenant may seek either to reject or assume the Company's leases. If a tenant rejects the leases, then the Company will have to locate a substitute tenant or operator for the facilities whose leases were rejected. There can be no assurance that the Company would be able to locate satisfactory substitute tenants or operators for such facilities on terms that are acceptable to the Company. Should the Company fail to locate substitute tenants or operators on terms acceptable to the Company, then the Company would have to assume operations at the facilities, sell the facilities or close the facilities.

 Third Party Leases

   In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Vencor (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases entered into at the time of the 1998 Spin Off, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Vencor. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). Two of the third party subtenants under the Subleased Third Party Leases, HEM and Lenox Healthcare, Inc. and its subsidiaries (collectively, "Lenox"), have filed for protection under the Bankruptcy Code. If Vencor or such third party subtenants are unable to satisfy the obligations under any Third Party Lease assigned by the Company to Vencor and sublet to such third party subtenant, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. In that event, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. Pursuant to the Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases during the period in which the Stipulation is in effect, and, except for disputes with Health Care Property Investors discussed below, has to date performed its obligations. However, there can be no assurance that Vencor will continue to pay, indemnify and defend the claims or have sufficient assets, income and access to financing to enable it to satisfy such claims.

   The Company received demands for payment from Health Care Property Investors ("HCPI") by letters dated October 19, 1999, February 4, 2000, March 7, 2000 and April 19, 2000 for obligations alleged to be due under certain Third Party Leases. The aggregate amount alleged to be due to HCPI in such demand letters is approximately $3.8 million. In addition, by letter dated February 9, 2000, HCPI notified the Company and Vencor that HCPI intends to exercise its right under certain Third Party Leases to have the Company or Vencor purchase two facilities owned by HCPI (one in Evansville, Indiana and one in Kansas City, Missouri). The two facilities have allegedly been closed and HCPI has stated that if the facilities were not reopened within the required period of time, HCPI would demand that the Company or Vencor purchase the facility not so reopened for the greater of the minimum repurchase price or the fair value. Vencor has advised HCPI and the Company that the facility in Kansas City, Missouri was reopened on April 21, 2000. Vencor has advised the Company that Vencor will not reopen the Evansville, Indiana facility, but that Vencor and HCPI have reached a tentative agreement for the resolution of the matters relating to the Evansville, Indiana facility, which tentative agreement would include the termination of the lease and the repurchase requirement in exchange for an agreed upon payment by Vencor. In accordance with the terms of the 1998 Spin Off and the Stipulation, the Company has issued written demand to Vencor for payment, performance, indemnification and defense of the claims, obligations and allegations asserted by HCPI. There can be no assurance that Vencor will pay, indemnify and defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such claims.

   No adjustments or provisions for liability, if any, resulting from the matters discussed above has been recorded in the Condensed Consolidated Financial Statements for the three month period ended March 31, 2000.

                                 VENTAS, INC.

NOTE 4--BANK CREDIT FACILITY

   On January 31, 2000, the Company and the lenders under the Bank Credit Agreement entered into the Amended Credit Agreement, which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement are comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid.

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

   The following is a summary of long-term borrowings at March 31, 2000 (In Thousands):

                                                                         Amount
                                                                        --------
      Tranche A Loan, bearing interest at a base rate of LIBOR plus
       2.75% (8.69% at March 31, 2000), due December 31, 2002.........  $150,000
      Tranche B Loan, bearing interest at a base rate of LIBOR plus
       3.75%
       (9.69% at March 31, 2000), due December 31, 2005...............   300,000
      Tranche C Loan, bearing interest at a base rate of LIBOR plus
       4.25% (10.19% at March 31, 2000), due December 31, 2007........   473,368
                                                                        --------
                                                                        $923,368
                                                                        ========

   The following is a summary of long-term borrowings at December 31, 1999 (In
Thousands):

                                                                         Amount
                                                                        --------
      Revolving line of credit, bearing interest at a base rate of
       LIBOR
       Plus 2.25% (8.72% to 8.74% at December 31, 1999) ..............  $202,743
      Bridge facility loan, bearing interest at a base rate of LIBOR
       plus 2.75% (9.23% at December 31, 1999)........................   275,000
      Term A Loan, bearing interest at a base rate of LIBOR plus 2.25%
       (8.74% at December 31, 1999)...................................   181,818
      Term B Loan, bearing interest at a base rate of LIBOR plus 2.75%
       (9.24% at December 31, 1999) ..................................   314,682
      Other...........................................................         4
                                                                        --------
                                                                        $974,247
                                                                        ========

                                 VENTAS, INC.

   During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement.

   On October 29, 1999, in conjunction with the execution of the Waiver and Extension Agreement regarding the restructuring of the Company's long-term debt, including the $275.0 million Bridge Loan, the Company paid a $2.4 million loan waiver fee. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. The fees are being amortized proportionately over the terms of the related loans and agreements.

   The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can only pay dividends based on a certain minimum percentage of its taxable income (currently equal to 95% of its taxable income for the year ended December 31, 1999 and the year ending December 31, 2000 and 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of funds from operations ("FFO"), as defined in the Amended Credit Agreement;
(b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases, affiliate transactions and capital expenditures; (c) certain financial covenants, including requiring that the Company have (i) $50.0 million in cash and cash equivalents on hand at the Vencor Effective Date; (ii) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (iii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month after the Vencor Effective Date.

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

   The Company has an interest rate swap agreement with a notional principal amount of $875 million, under which the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate). The terms of the interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of March 31, 2000, no collateral was required to be posted under the interest rate swap agreement.

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

NOTE 5--Litigation

Legal Proceedings Defended and Indemnified by Vencor Under the Spin Agreements

   The following litigation and other matters arose from the Company's operations prior to the 1998 Spin Off or relate to assets or liabilities transferred to Vencor in connection with the 1998 Spin Off. Under the Spin Agreements, Vencor agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Vencor is presently defending the Company in the following matters. Under the Stipulation (see "Note 3-- Concentration of Credit Risk and Recent Developments"), Vencor agreed to abide by the Indemnification and to continue to defend the Company in these and other matters as required under the Spin Agreements while the Stipulation is in effect. However, there can be no assurance that the Stipulation will remain in effect, that Vencor will continue to defend the Company in such matters or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Vencor's public filings and information provided to the Company by Vencor. There can be no assurance that Vencor has provided the Company with complete and accurate information in all instances.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements between February and October of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In January 1999 the United States District Court for the Western District of Kentucky entered a judgment dismissing the action in its entirety as to all defendants in the case. The plaintiff has appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On April 24, 2000, the Sixth Circuit upheld the District Court's judgment dismissing the action in its entirety as to all defendants in the case.

                                 VENTAS, INC.

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

   Vencor and the Company have been informed by the Department of Justice that they are the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Vencor. These investigations cover the Company's former healthcare operations prior to the date of the 1998 Spin Off, and include matters arising out of the qui tam actions described below and additional potential claims. Certain of the complaints described below name other defendants in addition to the Company. The United States Department of Justice, Civil Division filed two proofs of claim in the Vencor bankruptcy court covering the United States' claims and the qui tam suits. The United States asserted approximately $1.3 billion, including triple damages, against Vencor in these proofs of claim. The Department of Justice has informed the Company that it is the Department of Justice's position that if liability exists in connection with such investigations or qui tam actions, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. Any liability the Company may incur in connection with these matters will be subject to the Company's rights under the Indemnification and Vencor's ability and willingness to perform thereunder.

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

                                 VENTAS, INC.

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

   In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, Transitional, the Company's former subsidiary which was transferred to Vencor in the 1998 Spin Off, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants. This suit alleges that the defendants violated the Federal Civil False Claims Act and the Anti-Kickback Statute and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of the Anti-Kickback Statute. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Anti-Kickback Statute. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

   On or about January 7, 2000 the United States of America intervened in each of the following previously sealed (and therefore previously non-public) qui-tam cases with respect to the claims against the Company and/or Vencor: United States ex rel. George Mitchell et al. v. Vencor, Inc. et al. (S.D. Ohio); United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. CV-N-96-00170-HDM (D. Nev., Reno Div.); United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J, (W.D. Kan.) consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H, (M.D. Fla.); United States ex rel. Huff, et. al v. Vencor, Inc., et al., Civil No. 97-4358 AHM (MCX); United States ex rel. Brzycki v. Vencor, Inc., Civil No. 97-451-JD; United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al.; United States ex rel. Harris and Young v. Vencor, Inc., et al., (E.D. Mo.) 4:99CB00842 and Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et al., (S.D. Fla.). Except for the order in United States ex rel. Harris and Young, which is described below, the order granting the United States' motions to intervene in these lawsuits state that the United States is intervening for the purpose of representing the United States' interests in the Vencor bankruptcy proceeding and to effectuate any settlement reached between the United States and Vencor and/or the Company. The courts have ordered these lawsuits unsealed, but the Company has not been formally served with a complaint in any of these lawsuits. Each of these lawsuits is described in more detail immediately below.

   United States ex rel. George Mitchell et al. v. Vencor, Inc. et al. (S.D.
Ohio), filed on August 13, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the Company and its former subsidiaries, Vencare, Inc. ("Vencare") and Vencor Hospice, Inc. (the Company transferred both subsidiaries to Vencor in the 1998 Spin Off), submitted false statements to the Medicare program for, among other things, reimbursement for costs for patients who were not "hospice appropriate." The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

                                 VENTAS, INC.

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

   In the lawsuits styled United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J (W.D. Kan.), filed on June 25, 1996, consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H, (M.D. Fla.), filed on June 4, 1998, it is alleged that the Company, Vencor and Vencare, among others, submitted and conspired to submit false claims to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing facility residents. The Company and Vencare allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of its therapists. It is further alleged that the Company and Vencare presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing facilities with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

   The Company is a defendant in the case captioned United States ex rel. Huff, et al. v. Vencor, Inc., et al., Civil No. 97-4358 AHM(MCX) filed in the United States District Court for the Central District of California on June 13, 1997. The complaint alleges, among other things, that the defendants violated the Federal Civil False Claims Act by submitting false claims to Medicare, Medicaid and CHAMPUS programs by allegedly (1) falsifying patient bills and submitting the bills to Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) the falsifying of patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint further alleges the improper establishment of TEFRA rates. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

   The Company is a defendant in the proceeding captioned United States ex rel. Brzycki v. Vencor, Inc., Civil No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. In this lawsuit the Company is accused of knowingly violating the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint includes allegations that the Company (1) fabricated diagnostic codes by ordering and providing medically unnecessary ancillary

                                 VENTAS, INC.

services (such as respiratory therapy), (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; (3) billed for products or services not received or not received in the manner billed, and
(4) paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients in violation of the Anti-Kickback Act and Stark laws. The complaint seeks unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

   In United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al., filed in the Southern District of California on July 23, 1998, it is alleged that the defendants, including Transitional and the Company, submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federally and state funded programs during a period commencing in 1993. The complaint also includes certain other state law claims. The conduct complained of allegedly violates the Federal False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper, unnecessary and false services, excess collections associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that reimburse at a higher level, and improperly allocating hospital insurance expenses. In addition, the complaint avers that defendants were inconsistent in their reporting of cost report data, paid out kickbacks to increase patient referrals to defendant hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages and expenses. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

   The lawsuit styled United States ex rel. Harris and Young v. Vencor, Inc., et al., 4:99CB00842 (E.D. Mo.), filed on May 25, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the defendants submitted or cause to be submitted false claims for reimbursement to the Medicare and CHAMPUS programs. Vencare, the Company's former subsidiary and a current subsidiary of Vencor, allegedly (1) over billed for respiratory therapy services, (2) rendered medically unnecessary treatment, and (3) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapist to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

   In Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et al., (S.D. Fla.), filed on or about June 8, 1999, it is alleged that the defendants, including the Company, presented or caused to be presented false or fraudulent claims for payment to the United States under the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint claims that Medisave, a former subsidiary of the Company which was transferred to Vencor in the 1998 Spin Off, systematically overcharged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

                                 VENTAS, INC.

   If the Department of Justice investigations and the qui tam claims were ultimately decided in a manner adverse to the Company, such adverse decisions could have a Material Adverse Effect on the Company. Although the Company believes it has numerous good faith, valid legal and factual defenses to the Department of Justice's and the qui tam claims, the Company and Vencor continue to be engaged in discussions with the Department of Justice regarding a settlement of the investigations and the qui tam actions. The United States has intervened in the Mitchell, Danley, Meharg, Roberts, Phillips-Minks, Bryzcki, Huff, and Graham qui tam lawsuits described above for the purpose of facilitating any such settlement. Such a settlement, if reached, would resolve all of the actions in which the Department of Justice has intervened and other claims by the Department of Justice, and could involve the payments of amounts by the Company that might not be subject to Indemnification and that would be material to the business, financial condition, results of operations and liquidity of the Company. There can be no assurance that the Company, Vencor and the Department of Justice will reach a settlement relative to all or any such claims.

   Vencor is a party to certain legal actions and regulatory investigations arising in the normal course of its business. Neither the Company nor Vencor is able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the United States Health Care Financing Administration ("HCFA") or other regulatory agencies will not initiate additional investigations related to Vencor's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Vencor's liquidity, financial position or results of operations, which in turn could have a Material Adverse Effect on the Company.

   The Company is a party to certain legal actions and regulatory investigations which arise from the normal course of its prior healthcare operations. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that other regulatory agencies will not initiate additional investigations related to the Company's prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a Material Adverse Effect on the Company. The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that, except as set forth in this
Note 5, the disposition of these other lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a Material Adverse Effect on the Company.

Legal Proceedings Being Defended by the Company

   The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively "Black Diamond") have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. These counterclaims allege, among other things, that the Company wrongfully, and in violation of the terms of the Bank Credit Agreement, (1) failed to recognize an assignment of certain notes to Black Diamond, (2) failed to issue new notes to Black Diamond and (3) executed the Waiver and Extension Agreement between the Company and its lenders. The counterclaims further claim that the Company acted tortiously in commencing the action against the defendants. The counterclaims specifically allege that the foregoing actions wrongfully interfered with Black Diamond's profitable ongoing business relations with a third party and seek damages of $11,796,875 (the principal amount of the Company's Bridge Loan under the Bank Credit Agreement

                                 VENTAS, INC.

claimed to have been held by Black Diamond), plus interest, costs, and fees and additional unspecified amounts to be proven at trial; in addition Black Diamond is seeking a declaration that the Waiver and Extension Agreement is void and unenforceable. The Company disputes the material allegations contained in Black Diamond's counterclaims and the Company intends to pursue its claims and defend the counterclaims vigorously.

   The defendants have recently filed a motion for summary judgment on the Company's claims, contending that all such claims were released by the Company as part of the Amended Credit Agreement, to which defendants Black Diamond CLO 1998-1 Ltd. and Black Diamond International Funding Ltd. (but not defendant BDC Finance LLC) were signatories. Oral argument on the motion for summary judgment was heard by the Jefferson Circuit Court on May 2, 2000, and the Company is awaiting the Court's decision.

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

  Vencor

   Although no claims have been formally asserted, legal counsel for Vencor and certain of its creditors have raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. If a court in a lawsuit by Vencor or a representative of Vencor's creditors were to determine that, as of the 1998 Spin Off, Vencor did not receive fair consideration or reasonably equivalent value for the liabilities it assumed (such as the Master Leases or the Indemnification obligation), and, at the time of the 1998 Spin Off, Vencor (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or
(iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things void some or all of such liabilities. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of Vencor's solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim or other claim is ultimately asserted by Vencor, its creditors, or others, the ultimate outcome of any such claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If a Vencor plan of reorganization is confirmed according to the terms of the September 1999 Agreement in Principle, the potential claims relating to the 1998 Spin Off will be released. However, there can be no assurance that Vencor will be successful in achieving a plan of reorganization or that such releases will be included in a Vencor plan of reorganization which may be confirmed. If these claims were to prevail, it could have a Material Adverse Effect on the Company.

                                 VENTAS, INC.

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

   No provision for liability, if any, resulting from the aforementioned litigation has been made in the financial statements at March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

   Forward Looking Statements

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

   Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q and elsewhere in the Company's filings with the Commission. Factors that may affect the plans or results of the Company include, without limitation, (a) the treatment of the Company's claims in the chapter 11 cases of its primary tenant, Vencor and certain affiliates (collectively, "Vencor"), as well as certain of its other tenants, (b) the ability and willingness of Vencor to continue to meet and/or honor its obligations under the Spin Agreements, including, without limitation, the obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Vencor in the 1998 Spin Off, (c) the ability of Vencor and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future health care reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) the results of the settlement discussions Vencor and Ventas have been engaged in with the federal government seeking to resolve federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs, (k) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (l) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, and (m) the ability of the Company to qualify as a real estate investment trust. Many of such factors are beyond the control of the Company and its management.

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

Background Information

   The Company is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states as of March 31, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). Although the Company currently expects to qualify as a real estate investment trust ("REIT") for tax years beginning with the tax year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

Recent Developments Regarding Vencor

   On September 13, 1999, Vencor filed for protection under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Under the automatic stay provisions of the Bankruptcy Code, the Company is currently prevented from exercising certain rights and remedies under the various agreements (the "Spin Agreements") that the Company and Vencor entered into at the time the Company spun off its health care operations to Vencor (the "1998 Spin Off"), including four master lease agreements and one facility lease (individually, a "Master Lease" and, collectively, the "Master Leases"), and from taking certain enforcement actions against Vencor. The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. At the time of Vencor's filing for protection under the Bankruptcy Code, Vencor's major creditors, Vencor and Ventas agreed upon the terms of a preliminary, non-binding agreement regarding Vencor's plan of reorganization (the "September 1999 Agreement in Principle"). See "Note 3--Concentration of Credit Risk and Recent Developments" to the Condensed Consolidated Financial Statements. On March 22, 2000, the Delaware bankruptcy court granted Vencor's motion to extend, through May 16, 2000, the period during which Vencor has the exclusive right to file a plan of reorganization, and Vencor recently extended the expiration date for its debtor-in-possession financing until June 30, 2000.

   Vencor has stated that events arising after the filing of its bankruptcy petition have resulted in adjustments to its financial projections, and have caused it to enter into additional negotiations with its various creditors and Ventas regarding its ultimate plan of reorganization. Vencor and certain of Vencor's creditors recently submitted to the Company proposed amendments to the terms of the September 1999 Agreement in Principle that materially alter the terms of the Vencor plan of reorganization. The Company rejected the proposed changes and confirmed to Vencor and the Vencor creditors the Company's willingness to support a Vencor plan of reorganization under the terms of the September 1999 Agreement in Principle. Discussions are ongoing among Vencor, Vencor's major creditors and Ventas regarding Vencor's plan of reorganization and any necessary amendments to the September 1999 Agreement in Principle. However, no agreement regarding the Vencor plan of reorganization has been reached. The Company does not intend to update the foregoing information until a definitive agreement regarding Vencor's plan of reorganization has been reached. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a plan of reorganization, that any such plan will be on the terms of the September 1999 Agreement in Principle or on other terms acceptable to the Company, Vencor and its creditors, or that any plan of reorganization will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to elect or maintain its status as a REIT (a "Material Adverse Effect"). Under the terms of the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement") that the Company and all of the lenders under its prior credit agreement entered into on January 31, 2000, it is an event of default if Vencor's plan of reorganization is not effective on or before December 31, 2000. See "Note 4-- Bank Credit Facility" to the Condensed Consolidated Financial Statements.

   Ventas and Vencor continue to be engaged in advanced settlement discussions with the federal government seeking to resolve all federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs. The majority of these claims arise from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring suit in the name of the United States. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The United States Department of Justice, Civil Division, filed two proofs of claim in the Vencor bankruptcy court covering the United States claims and the qui tam suits. The United States asserted approximately $1.3 billion, including triple damages, against Vencor in these proofs of claim. The Department of Justice has informed the Company that it is the Department of Justice's position that, if liability exists, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. If the United States, Vencor and the Company reach a settlement, any liability of the Company and Vencor related to these matters would likely be resolved in the settlement. There can be no assurance that a settlement will be reached regarding these claims and suits, or, if reached, that the settlement will be on terms acceptable to the Company.

   The Company is not required to file a proof of claim in the Vencor bankruptcy cases until 30 days after receipt of written notice from Vencor requesting that a proof of claim be filed. On April 18, 2000, the Company received written notice from Vencor requesting that the Company file a proof of claim in the Vencor bankruptcy cases within 30 days of the date of the Company's receipt of the written notice, or May 17, 2000. The Company intends to file its proof of claim in the Vencor bankruptcy cases on or before May 17, 2000.

   Although no claims have been formally asserted, legal counsel for Vencor and certain of its creditors have raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If these claims were to prevail, it could have a Material Adverse Effect on the Company.

Recent Developments Regarding Regulatory Matters

   In a proposed rule refining the prospective payment system for skilled nursing facilities ("SNF PPS") published on April 10, 2000, the Health Care Financing Administration ("HCFA"), which is responsible for implementing the Medicare and Medicaid provisions of the Balance Budget Refinement Act of 1999 (the "Refinement Act"), announced proposed increases in payment rates for fiscal year 2001. In addition, the agency detailed proposed refinements to be made to the SNF PPS case-mix classification system that would more adequately account for high cost cases. The refinements would not alter the general structure of the SNF PPS classification system.

   In its proposed rule, HCFA developed new categories of service classifications for payment purposes, and proposed to increase reimbursement rates for higher cost cases using a new index system based on patient clinical variables. HCFA is accepting public comments on the proposed refinements, and a final rule will be issued once the agency has considered all submitted comments.

   The precise economic impact of the proposed rule is under review by the long term care industry and by Vencor and Ventas.

   In the interim, under the mandates of the Refinement Act, two temporary remedies are in place. First, there is a 20% increase in the per diem reimbursement for 15 Resource Utilization Groups ("RUGs") falling under the Extensive Services, Special Care, Clinically Complex, High Rehabilitation and Medium Rehabilitation categories. This 20% increase will apply only to services furnished on or after April 1, 2000 and before the later of October 1, 2000 or the implementation of final regulation. Second, there is a 4% increase in the per diem reimbursement rate for all RUGS in both fiscal years 2001 and 2002.

Recent Developments Regarding Income Taxes

   On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon arising out of the Company's 1998 federal income tax return. Although the Company believes that it is entitled to the Refund pursuant to the terms of a tax allocation agreement (the "Tax Allocation Agreement") the Company entered into with Vencor in connection with the 1998 Spin Off and on other legal grounds, the Internal Revenue Service may assert a right to all or some portion of the Refund based upon the review of the federal income tax returns for the tax years ending December 31, 1996 and 1995 of the Company (which then operated under the name Vencor) the Internal Revenue Service is currently conducting. In addition, the United States Department of the Treasury-Internal Revenue Service has filed a proof of claim in the Vencor bankruptcy proceeding asserting a claim against Vencor to the Refund. In addition, Vencor has asserted that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. There can be no assurance as to how such controversy will be resolved or as to whether the Company will ultimately retain all or a portion of the Refund. Accordingly, the Refund, and interest earned thereon, has been classified with the other liabilities of the Company at March 31, 2000 in the Condensed Consolidated Financial Statements.

   Vencor and the Company are also engaged in a dispute relating to the entitlement to certain federal, state and local tax refunds, including the Refund. In connection with Vencor's bankruptcy filing, the Company and Vencor have discussed the terms of a stipulation relating to such tax refunds but no agreement regarding such terms has been reached. There can be no assurance as to how such dispute will be resolved. No adjustments have been made in the Condensed Consolidated Financial Statements at March 31, 2000 relating to this issue.

Recent Developments Regarding Liquidity

   On January 31, 2000, the Company and all of the lenders under its prior credit agreement entered into the Amended Credit Agreement, which amended and restated the $1.2 billion credit agreement the Company entered into at the time of the 1998 Spin Off (the "Bank Credit Agreement"). See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

   On October 29, 1999, in conjunction with the execution of an agreement with over 95% of the Company's lenders (the "Waiver and Extension Agreement"), regarding the restructuring of the Company's long-term debt, including the $275.0 million bridge loan under the Bank Credit Agreement which was originally scheduled to mature on October 30, 1999 (the "Bridge Loan"), the Company paid a $2.4 million loan waiver fee. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. The fees are being amortized proportionately over the terms of the related loans and agreements.

Other Recent Developments

   Certain of the Company's other operators have experienced financial difficulties that have impacted their ability to perform their obligations under agreements with the Company. See "Note 3--Concentration of Credit Risk and Recent Developments--Other Recent Developments" to the Condensed Consolidated Financial Statements.

Results of Operations

   The Company intends to qualify as a REIT for federal income tax purposes for the tax years beginning with the tax year ended December 31, 1999. Accordingly, no provision for income taxes has been made for the three month periods ended March 31, 2000 and 1999 in the accompanying Condensed Consolidated Statement of Income. Although the Company intends to qualify as a REIT for the tax years beginning with the tax year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT.

Three months ended March 31, 2000 and March 31, 1999

   Rental income for the three months ended March 31, 2000 was $57.5 million, of which $56.7 million (98.6%) resulted from leases with Vencor, as compared to rental income for the three months ended March 31, 1999 of $56.4 million, of which $55.5 million (98.4%) resulted from leases with Vencor. Interest and other income totaled approximately $1.6 million for the three months ended March 31, 2000 as compared to approximately $0.2 million for the three months ended March 31, 1999. The increase in interest and other income was primarily the result of earnings from investment of larger cash reserves during the quarter ended March 31, 2000.

   Expenses totaled $52.2 million for the quarter ended March 31, 2000, and included $10.6 million of depreciation expense on real estate assets and $23.8 million of interest on the Amended Credit Agreement and other debt. For the quarter ended March 31, 1999, expenses totaled $36.3 million and included $10.9 million of depreciation expense on real estate assets and $20.9 million of interest on the Bank Credit Agreement and other debt. The $15.9 million increase in expenses was due primarily to (1) a charge to earnings of $11.3 million for unpaid rent from Vencor, which charge includes the $3.75 million per month difference for January, February and March 2000 between the minimum monthly base rent that would be due under the current terms of the Master Leases with Vencor and the minimum monthly base rent that would be due under leases based on the September 30, 1999 Agreement in Principle, (2) increased interest expense and (3) increased professional fees.

   General and administrative expenses totaled $2.3 million for the quarter ended March 31, 2000, as compared to $1.8 million for the quarter ended March 31, 1999.

   Professional fees totaled approximately $3.3 million for the three months ended March 31, 2000, as compared to $.8 million for the three months ended March 31, 1999, and included approximately $2.7 million in unusual professional fees (legal and financial advisory) incurred as a result of ongoing negotiations with Vencor and in connection with the Company's business strategy alternatives as discussed above in "Recent Developments Regarding Vencor" and "Recent Developments Regarding Liquidity." Substantial legal and advisory expenses will continue to be incurred by the Company until a resolution of the Vencor matter is reached, although there can be no assurance that such a resolution will be reached.

   Interest expense of $23.8 million for the quarter ended March 31, 2000 increased by $2.9 million over interest expense of $20.9 million for the quarter ended March 31, 1999. The increase in interest expense was due primarily to the higher interest rates under the Amended Credit Agreement and amortized deferred financing fees of approximately $1.4 million, which included $.8 million of amortization for fees related to the agreement contained in the Waiver and Extension Agreement to enter into the Amended Credit Agreement by January 31, 2000. The increase in interest expense was offset in part by the reduced principal amount. For the three months ended March 31, 1999, amortization of deferred financing fees was $1.2 million. See "Note 4--Amended Credit Agreement" to the Condensed Consolidated Financial Statements.

   The Company also incurred $0.4 million and $1.3 million in non-recurring employee severance costs in the first quarter of 2000 and the first quarter of 1999, respectively.

   During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement. See "Note 4--Amended Credit Agreement" to the Condensed Consolidated Financial Statements.

   After extraordinary expenses of $4.2 million, or $0.06 per diluted share, as discussed above, net income for the three months ended March 31, 2000 was $2.7 million, or $.04 per diluted share. Net income for the three months ended March 31, 1999 was $20.3 million, or $0.30 per diluted share.

Funds from Operations

   Funds from operations ("FFO") for the three months ended March 31, 2000 totaled $17.6 million, or $0.26 per diluted share. FFO for the comparable period in 1999 totaled $31.3 million, or $0.46 per diluted share. In calculating net income and FFO for the three months ended March 31, 2000 and 1999, the Company included in its expenses (and thus reduced net income and FFO) the aforementioned non-recurring employee severance costs and unusual legal and financial advisory expenses. See "Recent Developments Regarding Liquidity." FFO for the three months ended March 31, 2000 and 1999 is summarized in the following table:

                                                      Three Months Three Months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                          2000         1999
                                                      ------------ ------------
     Net income......................................   $ 2,733      $20,338
     Extraordinary loss on extinguishment of debt....     4,207          --
                                                        -------      -------
       Income before extraordinary loss..............     6,940       20,338
     Add: depreciation on real estate investments....    10,634       10,944
                                                        -------      -------
       Funds from operations.........................   $17,574      $31,282
                                                        =======      =======
     FFO per diluted share...........................   $  0.26      $  0.46
                                                        =======      =======

   The Company considers FFO an appropriate measure of performance of an equity REIT, and the Company uses the National Association of Real Estate Investment Trust's, or NAREIT's, definition of FFO. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and data included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

   Cash provided by operations totaled $45.5 million for the three months ended March 31, 2000. Net cash used in financing activities for the three months ended March 31, 2000 totaled $63.5 million and included a $50.9 million payment of principal on the Amended Credit Agreement and the Bank Credit Agreement. Cash provided by operations totaled $39.0 million for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 1999 totaled $19.3 million after payment of a cash dividend on its common stock of $26.5 million, or $0.39 per common share to stockholders of record as of January 29, 1999.

   The Company had cash and cash equivalents of $121.6 million and outstanding debt aggregated $923.4 million at March 31, 2000.

   The Company leases substantially all its properties to Vencor and, therefore, Vencor is the primary source of the Company's revenues. Vencor filed for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999. Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases and its obligations under the other Spin Agreements will impact the Company's revenues and could have a Material Adverse Effect on the Company. See "Note 3--Concentration of Credit Risk and Recent Developments" to the Condensed Consolidated Financial Statements.

   The Company announced on each of May 14, 1999, July 21, 1999, and November 1, 1999, that it would not declare or pay a dividend in the second, third or fourth quarter, respectively, of the tax year ending December 31, 1999 (the "1999 Tax Year"). The Company expects to pay, in 2000, a dividend in respect of its 1999 Tax Year equal to 95% of its taxable income, less dividends paid in February 1999 of approximately $26.5 million. The Company announced on February 29, 2000 that it would not declare or pay a dividend in the first quarter of the tax year ending December 31, 2000 (the "2000 Tax Year"), but the Company expects to pay a dividend in respect of its 2000 Tax Year equal to 95% of its taxable income. The dividends in respect of the 1999 and 2000 Tax Years may be satisfied by a combination of cash and a distribution of Vencor equity, which the Company may receive as part of the Vencor reorganization, if it occurs, or other property or securities.

   The Company intends to qualify as a REIT for the 1999 and 2000 Tax Years. Such qualification requires the Company to distribute 95% of its taxable income by (a) September 15, 2000 for the 1999 Tax Year, and (b) September 15, 2001 for the 2000 Tax Year. While such distributions are not required to be made quarterly, if they are not made by January 31, 2000 for the 1999 Tax Year and January 31, 2001 for the 2000 Tax Year, the Company is required to pay a 4% non-deductible excise tax on the portion of the distribution not paid by January 31 of the year following the year in respect of which the dividend is paid.

   It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with generally accepted accounting principles depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

   Although the Company intends to qualify as a REIT for the 1999 Tax Year and the 2000 Tax Year, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT in either or both tax years. If the Company were to fail or elect not to qualify as a REIT in either or both tax years, the Company would be subject to 35% federal income tax and to applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company.

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

   The Company does not currently intend to acquire any additional properties. In addition, the Company's access to debt and equity capital is limited under the terms of the Amended Credit Agreement and current market conditions.

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

   The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2000, the Company had an $875 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the interest rate swap agreement is scheduled to decline as follows:

        Amount                  Date
        ------                  ----
       $850,000,000       December 31, 2000
        800,000,000       December 31, 2001
        775,000,000       December 31, 2002
              --          June 30, 2003

   When interest rates rise the interest rate swap agreement increases in fair value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. As of March 31, 2000, interest rates had risen and the interest rate swap agreement was in an unrealized gain position to the Company of approximately $26.0 million. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2000:

      Notional Amount............................................. $875,000,000
      Fair Value to the Company................................... $ 25,989,458
      Fair Value to the Company Reflecting
       Change in Interest Rates
        -100 BPS.................................................. $  4,673,586
        +100 BPS.................................................. $ 46,525,935

   The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceed certain levels (the "threshold levels"). See "Note 4--Bank Credit Agreement" to the Condensed Consolidated Financial Statements. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of March 31, 2000, the threshold level under the interest rate swap agreement was a fair value unrealized loss of $35 million and the interest rate swap agreement was in an unrealized gain position to the Company of $26.0 million; therefore, no collateral was required to be posted. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements of the Company as of March 31, 2000 (which is incorporated by reference into this Item 1), there has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Since January 1, 2000, the Company has issued the following equity securities in transactions that were not registered under the Securities Act:

   On February 24, 2000, the Company granted the members of the Board of Directors (a) options to purchase an aggregate of 26,000 shares of Common Stock, par value $.25 per share, of the Company (the "Common Stock") at an exercise price of $3.3125 per share of Common Stock, the closing price of the Common Stock on the date of grant of the options, and (b) 97,357 shares of restricted Common Stock of the Company. Fifty percent of the options and restricted shares vested on the grant date and the remaining 50% vest on the first anniversary date of the grant date. The options may be exercised for cash or by surrendering options or common stock with a value equal to the exercise price at any time prior to the tenth anniversary of the grant. There were no proceeds to the Company from the issuance of the options or the restricted stock. Based upon the number of offerees and the nature of their relationship with the Company, the options and the restricted stock were issued without registration under the Securities Act, in reliance on an exemption contained in Section 4 (2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   The Company had a $275.0 million Bridge Loan as part of its Bank Credit Agreement, which was originally scheduled to mature on October 30, 1999. On October 29, 1999, the Company entered into a Waiver and Extension Agreement with over 95 percent of its lenders providing for a four month extension of the Bridge Loan. Two lenders that did not execute the Waiver and Extension Agreement but that did execute the Amended Credit Agreement have asserted a right to seek current repayment of their portion of the $1.2 billion under the Bank Credit Agreement. On January 31, 2000, the Company and all of its lenders entered into the Amended Credit Agreement, which amended and restated the $1.2 billion Bank Credit Agreement, including the Bridge Loan. See "Note 3-- Concentration of Credit Risk and Recent Developments," "Note 4--Bank Credit Facility," and "Note 5--Litigation" to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS:

     27 Financial Data Schedule.

   (b) REPORTS ON FORM 8-K:

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

   On March 8, 2000, the Company filed a Current Report on Form 8-K announcing that on February 28, 2000 it had completed the post-closing requirements set forth in the Amended Credit Agreement. Under the terms of the Amended Credit Agreement the Company was required to execute and deliver to its lenders, by no later than February 28, 2000, mortgages, deeds of trust, assignments, and other related documentation granting liens and security interests in substantially all of their real property assets and in other related assets. Certain mortgages, assignments and other related documentation were placed in escrow pending receipt of third party consents and/or resolution of certain other matters. The Company also announced that Steven T. Downey had resigned as the Company's Chief Financial Officer pursuant to a Separation and Release Agreement dated February 29, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2000

                                          Ventas, Inc.

                                                  /s/ Debra A. Cafaro
                                          By: _________________________________
                                                     Debra A. Cafaro
                                               Chief Executive Officer and
                                             President and Acting Principal
                                                    Financial Officer