Form 10-Q
period 2000-06-30
VENTAS INC
filed 2000-08-11
CIK 740260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

(Mark One)
  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [_]

  Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date.

       Class of Common Stock:                Outstanding at August 9, 2000:
    Common Stock, $.25 par value                    68,414,940 Shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  VENTAS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION..............................................   1

Item 1. Financial Statements...............................................   1
    Condensed Consolidated Balance Sheets as of June 30, 2000 and December
     31, 1999..............................................................   1
    Condensed Consolidated Statements of Income for the Three Months and
     Six Months Ended June 30, 2000 and June 30, 1999......................   2
    Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and June 30, 1999.................................   3
    Notes to Condensed Consolidated Financial Statements...................   4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  30

PART II--OTHER INFORMATION.................................................  32

Item 1. Legal Proceedings..................................................  32

Item 3. Defaults Upon Senior Securities....................................  32

Item 4. Submission of Matters to a Vote of Security Holders................  32

Item 6. Exhibits and Reports on Form 8-K...................................  33

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  VENTAS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,    December 31,
                                                           2000          1999
                                                        -----------  ------------
                                                        (Unaudited)   (Audited)
                        Assets
Real estate investments:
  Land................................................  $  120,891    $  120,891
  Building and improvements...........................   1,061,656     1,061,656
                                                        ----------    ----------
                                                         1,182,547     1,182,547
  Accumulated depreciation............................    (308,915)     (287,756)
                                                        ----------    ----------
    Total real estate investments.....................     873,632       894,791
Cash and cash equivalents.............................     115,648       139,594
Restricted cash--disputed federal, state and local tax
 refunds and accumulated interest.....................      27,763           --
Deferred financing costs, net.........................      12,097         5,702
Notes receivable from employees.......................       3,470         3,611
Recoverable federal income taxes......................         --         26,610
Other.................................................       1,656           891
                                                        ----------    ----------
    Total assets......................................  $1,034,266    $1,071,199
                                                        ==========    ==========
         Liabilities and stockholders' equity
Liabilities:
  Notes payable and other debt........................  $  923,368    $  974,247
  Deferred gain on partial termination of interest
   rate swap agreement................................      21,605        21,605
  Accounts payable and other accrued liabilities......      11,173         9,886
  Other liabilities--disputed federal, state and local
   tax refunds and accumulated interest...............      27,763        26,610
  Deferred income taxes...............................      30,506        30,506
                                                        ----------    ----------
    Total liabilities.................................   1,014,415     1,062,854
                                                        ----------    ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, unissued...........................         --            --
  Common stock........................................      18,402        18,402
  Capital in excess of par value......................     132,245       139,723
  Unearned compensation on restricted stock...........      (2,024)       (2,080)
  Retained earnings...................................      16,655         6,409
                                                        ----------    ----------
                                                           165,278       162,454
  Treasury stock......................................    (145,427)     (154,109)
                                                        ----------    ----------
    Total stockholders' equity........................      19,851         8,345
                                                        ----------    ----------
    Total liabilities and stockholders' equity........  $1,034,266    $1,071,199
                                                        ==========    ==========

           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                             Three Months
                                                 Ended      Six Months Ended
                                            --------------- ------------------
                                             June    June
                                              30,     30,   June 30,  June 30,
                                             2000    1999     2000      1999
                                            ------- ------- --------  --------
Revenues:
  Rental income............................ $58,238 $57,175 $115,721  $113,611
  Interest and other income................   1,736     734    3,353       931
                                            ------- ------- --------  --------
                                             59,974  57,909  119,074   114,542
Expenses:
  General and administrative...............   2,497   1,613    4,785     3,182
  Professional fees........................   3,271   2,949    6,593     3,931
  Non-recurring employee severance costs...     --      --       355     1,272
  Loss on uncollectible amounts due from
   tenant..................................  12,061     --    23,368       --
  Amortization of restricted stock grants..     330     215      735       867
  Depreciation on real estate investments..  10,526  10,944   21,160    21,888
  Interest.................................  23,777  22,022   47,626    42,898
                                            ------- ------- --------  --------
                                             52,462  37,743  104,622    74,038
                                            ------- ------- --------  --------
Income before extraordinary loss...........   7,512  20,166   14,452    40,504
Extraordinary loss on extinguishment of
 debt......................................     --      --    (4,207)      --
                                            ------- ------- --------  --------
Net income................................. $ 7,512 $20,166 $ 10,245  $ 40,504
                                            ======= ======= ========  ========
Earnings per common share:
  Basic:
    Income before extraordinary loss....... $  0.11 $  0.30 $   0.21  $   0.60
    Extraordinary loss on extinguishment of
     debt..................................     --      --     (0.06)      --
                                            ------- ------- --------  --------
    Net income............................. $  0.11 $  0.30 $   0.15  $   0.60
                                            ======= ======= ========  ========
  Diluted:
    Income before extraordinary loss....... $  0.11 $  0.30 $   0.21  $   0.60
    Extraordinary loss on extinguishment of
     debt..................................     --      --     (0.06)      --
                                            ------- ------- --------  --------
    Net income............................. $  0.11 $  0.30 $   0.15  $   0.60
                                            ======= ======= ========  ========
Shares used in computing earnings per
 common share:
  Basic....................................  68,027  67,811   67,963    67,762
  Diluted..................................  68,101  68,008   68,007    68,019


            See notes to condensed consolidated financial statements

                                  VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                              Six Months Ended Six Months Ended
                                               June 30, 2000    June 30, 1999
                                              ---------------- ----------------
Cash flows from operating activities:
Net income...................................     $ 10,245        $  40,504
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation...............................       21,197           21,890
  Amortization of deferred financing costs...        2,014            2,434
  Amortization of restricted stock grants....          735              867
  Normalized rents...........................          (98)             --
  Extraordinary loss on extinguishment of
   debt......................................        4,207              --
 Changes in operating assets and liabilities:
  Increase in amount due from Vencor, Inc....          --           (11,916)
  Increase in restricted cash................      (27,763)             --
  Decrease (increase) in accounts receivable
   and other assets..........................       26,046             (796)
  Increase (decrease) in accounts payable and
   accrued and other liabilities.............        2,952           (1,297)
                                                  --------        ---------
    Net cash provided by operating
     activities..............................       39,535           51,686
Cash flows from investing activities:
 Purchase of furniture and equipment.........          --              (300)
 Advance to employees........................          --               (51)
                                                  --------        ---------
    Net cash used in investing activities....          --              (351)
Cash flows from financing activities:
 Net change in borrowings under revolving
  line of credit.............................          --           173,143
 Repayment of long-term debt.................      (50,879)        (128,261)
 Payment of deferred financing costs.........      (12,616)             --
 Issuance of restricted stock................           14                4
 Cash distribution to stockholders...........          --           (26,489)
                                                  --------        ---------
    Net cash (used in) provided by financing
     activities..............................      (63,481)          18,397
                                                  --------        ---------
(Decrease) increase in cash and cash
 equivalents.................................      (23,946)          69,732
Cash and cash equivalents--beginning of
 period......................................      139,594              338
                                                  --------        ---------
Cash and cash equivalents--end of period.....     $115,648        $  70,070
                                                  ========        =========

            See notes to condensed consolidated financial statements

                                 VENTAS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY

  Ventas, Inc. ("Ventas" or the "Company") is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states, as of June 30, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). Although the Company currently expects to qualify as a real estate investment trust ("REIT") for tax years beginning with the tax year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 1999. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 138 and SFAS 133 effective January 1, 2001. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values of approximately $23.9 million at June 30, 2000, as well as the $21.6 million gain incurred but not yet reflected in net income on the terminated derivative position (see "Note 4--Bank Credit Facility"), the Company estimates that upon adoption it would report a positive adjustment of $45.5 million in other comprehensive income. The Company was not required to report the $23.9 million unrealized gain for the six month period ended June 30, 2000.

  In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. In June 2000, the Commission issued SAB 101B to defer the effective date of implementation of SAB 101 to the fourth quarter 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

                                 VENTAS, INC.

NOTE 3--CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

  As of June 30, 2000, approximately 70.2% of the Company's real estate investments (based on cost) related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states, and lease revenues from operations in any one state do not account for more than ten percent (10%) of revenues. The Company leases all of its hospitals and 210 of its nursing facilities to Vencor, Inc. ("Vencor") and certain of its subsidiaries under four master lease agreements relating to 254 facilities and a single nursing facility lease (individually a "Master Lease" and collectively "the Master Leases").

  Because the Company leases substantially all of its properties to Vencor and Vencor is the primary source of the Company's revenues, Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in governmental reimbursement rates, by its current level of indebtedness and by certain other factors. On September 13, 1999, Vencor filed for protection under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in Wilmington, Delaware. The Company, Vencor and Vencor's major creditors are engaged in negotiations to restructure Vencor's debt and lease obligations. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors or the Company for a restructuring plan, that any such plan will be on terms acceptable to the Company, Vencor and/or its creditors, or that any restructuring plan will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to elect or maintain its status as a REIT (a "Material Adverse Effect"). See "--Recent Developments Regarding Vencor."

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

  Vencor and certain of its major creditors have asserted that events arising after the filing of Vencor's bankruptcy petition have required adjustments in the Vencor financial projections utilized as a basis for the structure of the September 1999 Agreement in Principle. Vencor and these major creditors have advised the Company of their unwillingness to proceed under the terms of the September 1999 Agreement in Principle. Discussions are ongoing among Vencor, Vencor's major creditors and Ventas regarding proposed changes to the terms contained in the September 1999 Agreement in Principle as well as other matters relating to Vencor's plan of reorganization. However, a final agreement has not been reached regarding any changes to the terms of the September 1999 Agreement in Principle or the other matters relating to Vencor's plan of reorganization. The Company does not intend to update the foregoing information until a definitive agreement regarding Vencor's plan of reorganization has been reached. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a plan of reorganization, that any such plan will be on terms acceptable to the

                                 VENTAS, INC.

Company, Vencor and its creditors, or that any plan of reorganization will not have a Material Adverse Effect on the Company. Under the terms of the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement") that the Company and all of the lenders under its prior credit agreement entered into on January 31, 2000, it is an event of default if Vencor's plan of reorganization is not effective on or before December 31, 2000. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  The period during which Vencor has the exclusive right to file a plan of reorganization in its bankruptcy proceedings initially expired on January 12, 2000. This period was extended, by orders of the Delaware bankruptcy court, through March 13, 2000, then May 16, 2000 and then July 18, 2000. On July 27, 2000, and through a prior bridge order, the Delaware bankruptcy court granted Vencor's motion to extend the period during which Vencor has the exclusive right to file a plan of reorganization from July 18, 2000 through August 17, 2000.

  On or about June 14, 2000, Vencor filed a motion with the Delaware bankruptcy court seeking approval of, among other things, a ninth amendment (the "Ninth DIP Amendment") to Vencor's debtor in possession financing agreement (the "DIP facility"). The proposed Ninth DIP Amendment would become effective if litigation is commenced prior to September 30, 2000 between Vencor and the Company relating to the Master Leases and/or the 1998 Spin Off (a "Litigation Event" as defined in the Ninth DIP Amendment). The Ninth DIP Amendment provides, among other things, that (a) the proceeds of the DIP facility would be available to fund, among other things, litigation expenses and (b) the events of default under the DIP facility would be revised to delete certain events relating to the Company and to permit a Litigation Event. The Company objected to the relief requested by Vencor. In connection with the ongoing discussions among Vencor, its creditors and the Company, Vencor and the Company agreed to an adjournment of the hearing on the motion and each party agreed that until August 23, 2000 (the adjourned hearing date) it would (i) continue to perform under the Rent Stipulation (as defined below), (ii) not terminate the Rent Stipulation and (iii) not commence litigation against the other party.

  On June 29, 2000, the Delaware bankruptcy court granted Vencor's motion to extend the expiration date of Vencor's DIP facility (unamended by the Ninth DIP Amendment) from June 30, 2000 to September 30, 2000.

  The Company filed its proofs of claim in the chapter 11 bankruptcy proceedings of Vencor and certain affiliated debtors on May 17, 2000. The Company asserted approximately $4.3 billion in the proofs of claim. The proofs of claim include rent due at the contract rental rates set forth in the Master Leases through the initial term of the Master Leases as well as other liquidated and unliquidated amounts owed to the Company under the Master Leases and certain other agreements between the Company and Vencor and/or certain of the other affiliated debtors.

  Ventas and Vencor continue to be engaged in advanced settlement discussions with the federal government seeking to resolve all federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs. The majority of these claims arise from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring suit in the name of the United States. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The United States Department of Justice, Civil Division, filed two proofs of claim in the chapter 11 bankruptcy proceedings of Vencor and certain affiliated debtors covering these claims and the qui tam suits. The claims aggregate approximately $1.3 billion, including treble damages. The Department of Justice has informed the Company that it is the Department of Justice's position that, if liability exists, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. If the United States, Vencor and the Company reach a settlement, any liability of the Company and Vencor related to these matters would likely be resolved in the settlement. There can be no assurance that a

                                 VENTAS, INC.

settlement will be reached regarding these claims and suits, or, if reached, that the settlement will be on terms acceptable to the Company.

  During the Company's discussions with Vencor, Vencor asserted various potential claims against the Company arising out of the 1998 Spin Off. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If these claims were to prevail, they could have a Material Adverse Effect on the Company.

 The Rent Stipulation

  In connection with the bankruptcy filing by Vencor, the Company and Vencor entered into a stipulation (the "Rent Stipulation") for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. The bankruptcy court approved the Rent Stipulation. During the period in which the Rent Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend Ventas from and against all claims arising out of the Company's former health care operations or assets or liabilities transferred to Vencor in the 1998 Spin Off. Vencor has not, however, agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Rent Stipulation and/or rejection by Vencor of the Spin Agreements could have a Material Adverse Effect on the Company.

  The payments under the Rent Stipulation are required to be made by the fifth day of each month, or on the first business day thereafter. Starting in September, 1999, the difference between the amount of minimum monthly base rent due under the Company's Master Leases with Vencor, and the monthly payment of approximately $15.1 million accrues as a superpriority administrative expense in Vencor's bankruptcy, junior in right only to the following: (i) any liens or superpriority claims provided to lenders under the DIP facility; (ii) any fees due to the Office of the United States Trustee;
(iii) certain fees of Vencor's professionals; (iv) any liens or superpriority claims granted to pre-petition secured creditors as adequate protection for their claims under the interim DIP facility order issued by the bankruptcy court and the final DIP facility order; and (v) pre-petition liens granted to the lenders under Vencor's credit agreement, as amended, and related agreements, to the extent such pre-petition claims are allowed as secured, subject to challenge in the Vencor bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Rent Stipulation is not subject to offset, recoupment or challenge. The Company has written off the difference between the monthly base rent payable pursuant to the Master Leases and the Rent Stipulation for the six month period ended June 30, 2000 as a loss on uncollectible amounts due from tenant.

  The Rent Stipulation by its terms initially would have expired on October 31, 1999, but automatically renews for one-month periods unless either party provides a fourteen-day notice of its election to terminate the Rent Stipulation. To date, no such notice of termination has been given. The Rent Stipulation may also be terminated prior to its expiration upon a payment default by Vencor, the consummation of a plan of reorganization for Vencor, or the occurrence of certain events under the DIP facility. There can be no assurance as to how long the Rent Stipulation will remain in effect or that Vencor will continue to perform under the terms of the Rent Stipulation.

  The Rent Stipulation also addresses an agreement by Ventas and Vencor concerning any statutes of limitations and other time constraints. See "--The Tolling Agreement" below.

                                 VENTAS, INC.

 The Tolling Agreement

  The Company and Vencor have also entered into an agreement (the "Tolling Agreement") pursuant to which they have agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "bankruptcy avoidance provisions" that might be asserted by one party against the other, are extended or tolled for a specified period. That period currently expires on the termination date of the Rent Stipulation. Pursuant to the Rent Stipulation, the Tolling Agreement does not shorten any time period otherwise provided under the Bankruptcy Code.

Recent Developments Regarding Income Taxes

  On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon as a result of a carry back of losses reported in the Company's 1998 federal income tax return. Although the Company believes that it is entitled to the Refund pursuant to the terms of a tax allocation agreement (the "Tax Allocation Agreement") the Company entered into with Vencor in connection with the 1998 Spin Off and on other legal grounds, the Internal Revenue Service may assert a right to all or some portion of the Refund based upon the review of the federal income tax returns of the Company (which prior to May 1, 1998 operated under the name Vencor). The Internal Revenue Service is currently reviewing the Company's federal income tax returns for the tax years ending December 31, 1995 and December 31, 1996. The Internal Revenue Service has recently advised the Company that it has finalized its adjustments to the Company's 1995 and 1996 federal income tax returns. The Company believes that no additional tax will be due as a result of the adjustments to the Company's 1995 and 1996 federal income tax returns. The federal income tax returns of the Company for subsequent years are also likely to be subject to review by the Internal Revenue Service. The ultimate outcome of these matters and the resulting effect on related operating loss carryforwards has not been determined and, accordingly, no additional provisions for resulting tax liabilities, if any, have been made in the Condensed Consolidated Financial Statements of the Company at June 30, 2000. Under the Tax Allocation Agreement, Vencor has indemnified the Company for certain of these tax liabilities, should they exist. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Vencor will continue to honor such indemnification obligation.

  The United States Department of the Treasury--Internal Revenue Service has filed a proof of claim in the Vencor bankruptcy proceeding asserting a claim against Vencor to the Refund. Vencor, in turn, has asserted that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. Vencor and the Company are also engaged in a dispute relating to the entitlement to certain other federal, state and local tax refunds, in addition to the Refund.

  The Company, Ventas Realty, and Vencor entered into a stipulation relating to certain of these federal, state and local tax refunds (including the Refund) on or about May 23, 2000 (the "Tax Stipulation"). Under the terms of the Tax Stipulation, which was approved by the Vencor bankruptcy court on May 31, 2000, proceeds of certain federal, state and local tax refunds for tax years ending prior to or including April 30, 1998, received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, are to be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation contains notice provisions relating to the withdrawal of funds by either company from the segregated accounts. The Tax Stipulation terminates automatically on the earlier of (a) the date of termination of the Rent Stipulation, and (b) the date Vencor provides notice of its intent to terminate the Rent Stipulation. Both companies reserve all rights and claims regarding the refund proceeds under the Tax Stipulation.

                                 VENTAS, INC.

  There can be no assurance as to how matters related to the tax refunds or any tax assessed for these same years or other years of the Company will be resolved or as to whether the Company will ultimately retain all or a portion of any of the refund proceeds, including the Refund. Accordingly, the refund proceeds (including the Refund) and interest earned thereon, have been classified with the other liabilities of the Company at June 30, 2000 in the Condensed Consolidated Financial Statements.

  No net provision for income taxes has been recorded in the Condensed Consolidated Financial Statements for the six months ended June 30, 2000 due to the Company's intention to qualify as a REIT, distribute 95% of its 2000 taxable income as a dividend and the existence of net operating losses that offset the remaining liability for federal corporate income taxes for the 2000 tax year. Although the Company intends to qualify as a REIT for the 2000 tax year and to distribute 95% of its 2000 taxable income, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT for the 2000 tax year and distribute 95% of its 2000 taxable income.

Recent Developments Regarding Dividends

  The Company intends to qualify as a REIT for the tax year ending December 31, 1999 (the "1999 Tax Year") and the tax year ending December 31, 2000 (the "2000 Tax Year"). Such qualification requires the Company to declare a distribution of 95% of its taxable income not later than (a) September 15, 2000 for the 1999 Tax Year, and (b) September 15, 2001 for the 2000 Tax Year and pay such dividend not later than December 31, 2000 for the 1999 Tax Year and December 31, 2001 for the 2000 Tax Year, or, if earlier, the first regular dividend for the then current year. The Company currently intends to distribute the remainder of the dividend for the 1999 Tax Year on or about September 15, 2000, but there can be no assurance that it will do so. The remainder of the dividend for the 1999 Tax Year may be satisfied by a distribution of a combination of cash and other property or securities. While such distributions are not required to be made quarterly, if they are not made by January 31, 2000 for the 1999 Tax Year and January 31, 2001 for the 2000 Tax Year, the Company is required to pay a 4% non-deductible excise tax on the portion of the distribution not paid by January 31 of the year following the year in respect of which the dividend is paid.

  It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with accounting principles generally accepted in the United States depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

  Although the Company intends to qualify as a REIT for the 1999 and 2000 Tax Years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT in either or both tax years. If the Company were to fail or elect not to qualify as a REIT in either or both tax years, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company.

                                 VENTAS, INC.

Recent Developments Regarding Liquidity

  On January 31, 2000, the Company and all of the lenders under a prior credit agreement entered into the Amended Credit Agreement, which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

Other Recent Developments

 Tenant Bankruptcies

  Certain of the Company's tenants, other than Vencor, have filed for protection under the Bankruptcy Code. These tenants include: Health Enterprises of Michigan, Inc. ("HEM"), Sun Healthcare Group, Inc. and a number of its subsidiaries (collectively, "Sun"), and Integrated Health Services, Inc. and a number of its subsidiaries (collectively, "IHS"). Under the Bankruptcy Code, a tenant may seek either to reject or assume the Company's leases. If a tenant rejects the leases, then the Company will have to locate a substitute tenant or operator for the facilities whose leases were rejected. There can be no assurance that the Company would be able to locate satisfactory substitute tenants or operators for such facilities on terms that are acceptable to the Company. Should the Company fail to locate substitute tenants or operators on terms acceptable to the Company, then the Company would have to assume operations at the facilities, sell the facilities or take certain other action relative to the facilities.

  On July 18, 2000, IHS filed a motion in the IHS bankruptcy proceeding to reject a lease with the Company for a nursing facility in Marne, Michigan. The current aggregate annual base rental for the facility is approximately $0.4 million. The motion to reject the lease is scheduled to be heard by the bankruptcy court on or about September 22, 2000. To date, the Company has been unable to locate a substitute tenant for the nursing facility. If the bankruptcy court approves the IHS motion to reject the lease and the Company fails to locate a substitute tenant for the facility on terms that are acceptable to the Company, the Company may elect to assume operations at the facility, sell the facility or take certain other action relative to the facility. There can be no assurance that the Company will be able to locate a satisfactory substitute tenant for the facility on terms acceptable to the Company. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Company intends to assert a claim against IHS in the bankruptcy proceeding for the fees, costs, expenses and damages resulting from IHS's rejection of the Company's lease. Applicable bankruptcy law may limit the amount of any such recovery against IHS. There can be no assurance the Company will prevail in a claim against IHS or that IHS will have sufficient assets to satisfy such claim. The Company is continuing to evaluate what effect, if any, IHS's actions may have on the carrying value of this facility.

 Third Party Leases

  In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Vencor (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases entered into at the time of the 1998 Spin Off (the "Agreement of Indemnity--Third Party Leases"), Vencor and certain of its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Vencor. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). Three of the third party subtenants under the Subleased Third Party Leases, HEM, Lenox Healthcare, Inc. and its subsidiaries (collectively, "Lenox") and IHS have filed for protection under the Bankruptcy Code. If Vencor or a third party subtenant is

                                 VENTAS, INC.

unable to satisfy the obligations under any Third Party Lease assigned by the Company to Vencor and sublet or assigned to such third party subtenant, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. In that event, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. Pursuant to the Rent Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases during the period in which the Rent Stipulation is in effect, and, except for disputes with Health Care Property Investors discussed below, has to date performed its obligations. However, there can be no assurance that Vencor will continue to pay, indemnify and defend the claims or have sufficient assets, income and access to financing to enable it to satisfy such claims.

  IHS filed a motion with the bankruptcy court in the IHS bankruptcy proceeding seeking approval of the rejection of a Subleased Third Party Lease by IHS of a nursing facility in Harlingen, Texas. The hearing on this motion is scheduled for September 22, 2000. The estimated total remaining rental payments for this nursing facility is approximately $3.5 million. If the motion for the rejection of the Subleased Third Party Lease is approved by the IHS bankruptcy court, Vencor has advised the Company that Vencor will, in accordance with its obligations under the Spin Agreements and the Rent Stipulation, assume operation of this nursing facility and satisfy the obligations under the related Third Party Lease. However, there can be no assurance that Vencor will perform the obligations under this Third Party Lease or have sufficient assets, income and access to financing to enable it to satisfy such obligations.

  The Company received demands for payment from Health Care Property Investors ("HCPI") by letters dated October 19, 1999, February 4, 2000, March 7, 2000, April 19, 2000 and July 7, 2000 for obligations alleged to be due under certain Third Party Leases. Certain of these obligations have either been satisfied by Vencor or otherwise resolved between HCPI and Vencor. Currently, the aggregate amount alleged to be due to HCPI is approximately $2.8 million, excluding amounts for deferred maintenance issues. In addition, by letter dated February 9, 2000, HCPI notified the Company and Vencor that HCPI intends to exercise its right under certain Third Party Leases to have the Company or Vencor purchase two facilities owned by HCPI (one in Evansville, Indiana and one in Kansas City, Missouri). The two facilities have allegedly been closed and HCPI has stated that if the facilities were not reopened within the required period of time, HCPI would demand that the Company or Vencor purchase the facility not so reopened for the greater of the minimum repurchase price or the fair value. Vencor has advised HCPI and the Company that the facility in Kansas City, Missouri was reopened on April 21, 2000. Vencor has advised the Company that Vencor will not reopen the Evansville, Indiana facility, but that Vencor and HCPI have reached an agreement resolving the matters relating to the Evansville, Indiana facility, which agreement includes the termination of the Third Party Lease and the repurchase requirement in exchange for an agreed upon payment by Vencor. At a hearing on August 9, 2000, the Vencor bankruptcy court approved the Evansville agreement.

  In accordance with the terms of the Spin Agreements and the Rent Stipulation, the Company has issued written demand to Vencor for payment, performance, indemnification and defense of the claims, obligations and allegations asserted by HCPI. There can be no assurance that Vencor will pay, indemnify and defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such claims.

  No adjustments or provisions for liability, if any, resulting from the matters discussed above has been recorded in the Condensed Consolidated Financial Statements for the six month period ended June 30, 2000.

NOTE 4--BANK CREDIT FACILITY

  On January 31, 2000, the Company and the lenders under the Bank Credit Agreement entered into the Amended Credit Agreement which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such

                                 VENTAS, INC.

interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement are comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by
 .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid.

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

  The following is a summary of long-term borrowings at June 30, 2000:

                                                                      Amount
                                                                  --------------
                                                                  (In Thousands)
   Tranche A Loan, bearing interest at a base rate of LIBOR plus
    2.75% (9.38% at June 30, 2000), due December 31, 2002.......     $150,000
   Tranche B Loan, bearing interest at a base rate of LIBOR plus
    3.75% (10.38% at June 30, 2000), due December 31, 2005......      300,000
   Tranche C Loan, bearing interest at a base rate of LIBOR plus
    4.25% (10.88% at June 30, 2000), due December 31, 2007......      473,368
                                                                     --------
                                                                     $923,368
                                                                     ========

  The following is a summary of long-term borrowings at December 31, 1999:

                                                                     Amount
                                                                 --------------
                                                                 (In Thousands)
   Revolving line of credit, bearing interest at a base rate of
    LIBOR plus 2.25% (8.72% to 8.74% at December 31, 1999)......    $202,743
   Bridge facility loan, bearing interest at a base rate of
    LIBOR plus 2.75% (9.23% at December 31, 1999)...............     275,000
   Term A Loan, bearing interest at a base rate of LIBOR plus
    2.25% (8.74% at December 31, 1999)..........................     181,818
   Term B Loan, bearing interest at a base rate of LIBOR plus
    2.75% (9.24% at December 31, 1999)..........................     314,682
   Other........................................................           4
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

  On October 29, 1999, in conjunction with the execution of an agreement with over 95% of the lenders under the Bank Credit Agreement (the "Waiver and Extension Agreement") regarding the restructuring of the Company's long-term debt, including the $275.0 million Bridge Loan, the Company paid a $2.4 million loan waiver fee which was fully amortized over the three month extension period under the Waiver and Extension Agreement. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. The $7.3 million fee is being amortized proportionately over the terms of the related loans.

  The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can only pay dividends based on a certain minimum percentage of its taxable income (currently equal to 95% of its taxable income for the year ended December 31, 1999 and the year ending December 31, 2000 and 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of funds from operations ("FFO"), as defined in the Amended Credit Agreement;
(b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases, affiliate transactions and capital expenditures; and (c) certain financial covenants, including requiring that the Company have (i) $50.0 million in cash and cash equivalents on hand at the Vencor Effective Date; (ii) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (iii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month after the Vencor Effective Date.

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

  The Company has an interest rate swap agreement with a notional principal amount of $875.0 million, under which the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate). The terms of the interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of June 30, 2000, no collateral was required to be posted under the interest rate swap agreement.

  On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment in 1999 from the counterparty to the Company of $21.6 million. So long as the Company has debt in excess of $750.0 million, the Company will amortize the $21.6 million payment for financial accounting purposes in future periods beginning in July 2003 and ending December 2007.

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

NOTE 5--Litigation

Legal Proceedings Defended and Indemnified by Vencor Under the Spin Agreements

  The following litigation and other matters arose from the Company's operations prior to the 1998 Spin Off or relate to assets or liabilities transferred to Vencor in connection with the 1998 Spin Off. Under the Spin Agreements, Vencor agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Vencor is presently defending the Company in the following matters. Under the Rent Stipulation (see "Note 3--Concentration of Credit Risk and Recent Developments"), Vencor agreed to abide by the Indemnification and to continue to defend the Company in these and other matters as required under the Spin Agreements while the Rent Stipulation is in effect. However, there can be no assurance that the Rent Stipulation will remain in effect, that Vencor will continue to defend the Company in such matters or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Vencor's public filings and information provided to the Company by Vencor. There can be no assurance that Vencor has provided the Company with complete and accurate information in all instances.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements between February and October of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999 the United States District Court for the Western District of Kentucky entered a judgment dismissing the action in its entirety as to all defendants in the case. On April 24, 2000, the United States Court of Appeals for the Sixth Circuit upheld the District Court's judgment dismissing the action in its entirety as to all defendants in the case. On July 14, 2000, the Sixth Circuit granted

                                 VENTAS, INC.

plaintiffs' motion for rehearing of their appeal en banc and vacated its earlier decision. No briefing has yet occurred on the rehearing. Vencor, on behalf of the Company, is defending this action vigorously.

  Vencor and the Company have been informed by the Department of Justice that they are the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Vencor. These investigations cover the Company's former healthcare operations prior to the date of the 1998 Spin Off, and include matters arising out of the qui tam actions described below and additional potential claims. Certain of the complaints described below name other defendants in addition to the Company. The United States Department of Justice, Civil Division filed two proofs of claim in the Vencor bankruptcy court covering these claims and the qui tam suits. The United States asserted approximately $1.3 billion, including treble damages, against Vencor in these proofs of claim. The Department of Justice has informed the Company that it is the Department of Justice's position that if liability exists in connection with such investigations or qui tam actions, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. Any liability the Company may incur in connection with these matters will be subject to the Company's rights under the Indemnification and Vencor's ability and willingness to perform thereunder.

  American X-Rays, Inc. ("AXR") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in AXR to Vencor in the 1998 Spin Off. AXR is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The lawsuit is styled United States ex rel. Doe v. American X-Ray, Inc., No. LR-C-95-332 (E.D. Ark.). The United States of America has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company at the time) and other healthcare providers. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil lawsuit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. The Company and Vencor have received several grand jury subpoenas for documents and witnesses which Vencor, on behalf of the Company has moved to quash. On May 4, 1999, the United States of America amended its civil complaint to include Vencor and the Company as defendants. Vencor and the Company have moved to dismiss the amended complaint. Vencor, on behalf of the Company, is defending this action vigorously. This case has been administratively terminated without prejudice pending the outcome of the settlement discussions among the Department of Justice, the Company and Vencor.

  On November 24, 1997, a civil qui tam lawsuit was filed against the Company in the United States District Court for the Middle District of Florida. This lawsuit was brought under the Federal Civil False Claims Act and is styled United States of America, ex rel. Virginia Lee Lanford and Gwendolyne Cavanaugh v. Vencor, Inc., et al, No. 97-CV-2845. The United States of America intervened in the lawsuit on May 17, 1999. On July 23, 1999, the United States filed its Amended Complaint in the lawsuit. The lawsuit alleges that the Company and Vencor knowingly submitted false claims and false statements to the Medicare and Medicaid programs, including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in Vencor's nursing facilities and for third party nursing facility operators that the United States of America claims are not reimbursable costs. The lawsuit involves the Company's former healthcare operations. The complaint does not specify the amount of damages claimed by the plaintiffs. The Company disputes the allegations contained in the complaint and the Company and/or Vencor, on behalf of the Company, intend to defend this action vigorously.

                                 VENTAS, INC.

  In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, Transitional Hospitals Corporation ("Transitional"), the Company's former subsidiary which was transferred to Vencor in the 1998 Spin Off, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants. This suit alleges that the defendants violated the Federal Civil False Claims Act and the Anti-Kickback Statute and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of the Anti-Kickback Statute. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Anti-Kickback Statute. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

  On or about January 7, 2000 the United States of America intervened in each of the following previously sealed (and therefore previously non-public) qui-tam cases with respect to the claims against the Company and/or Vencor: United States ex rel. George Mitchell et al. v. Vencor, Inc. et al. (S.D. Ohio); United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. CV-N-96-00170-HDM (D. Nev., Reno Div.); United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J, (W.D. Kan.) consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H, (M.D. Fla.); United States ex rel. Huff, et. al v. Vencor, Inc., et al., Civil No. 97-4358 AHM (MCX); United States ex rel. Brzycki v. Vencor, Inc., Civil No. 97-451-JD; United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al.; United States ex rel. Harris and Young v. Vencor, Inc., et al., (E.D. Mo.) 4:99CB00842 and Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et al., (S.D. Fla.). Except for the order in United States ex rel. Harris and Young, which is described below, the order granting the United States' motions to intervene in these lawsuits state that the United States is intervening for the purpose of representing the United States' interests in the Vencor bankruptcy proceeding and to effectuate any settlement reached between the United States and Vencor and/or the Company. The courts have ordered these complaints unsealed, but the Company has not been formally served with a complaint in any of these lawsuits. The current deadline for the service of the complaints in most of these cases is currently scheduled to expire in August, 2000. The Department of Justice has informed the Company that it is petitioning the applicable courts to extend the period of time in which the complaints in these cases must be served on the Company through November 2000. There can be no assurance that such extensions will be obtained. Each of these lawsuits is described in more detail immediately below.

  United States ex rel. George Mitchell et al. v. Vencor, Inc. et al. (S.D.
Ohio), filed on August 13, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the Company and its former subsidiaries, Vencare, Inc. ("Vencare") and Vencor Hospice, Inc. (both of which were transferred to Vencor in the 1998 Spin Off), submitted false statements to the Medicare program for, among other things, reimbursement for costs for patients who were not "hospice appropriate." The complaint alleges damages in excess of $1.0 million. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. CV-N-96-00170-HDM (D. Nev., Reno Div.), filed on March 15, 1996, it is alleged that Medisave Pharmacies, Inc. ("Medisave"), a former subsidiary of the Company and now a subsidiary of Vencor, (1) charged the

                                 VENTAS, INC.

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

  The Company is a defendant in the case captioned United States ex rel. Huff, et al. v. Vencor, Inc., et al., Civil No. 97-4358 AHM(MCX) filed in the United States District Court for the Central District of California on June 13, 1997. The complaint alleges, among other things, that the defendants violated the Federal Civil False Claims Act by submitting false claims to Medicare, Medicaid and CHAMPUS programs by allegedly (1) falsifying patient bills and submitting the bills to Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) the falsifying of patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint further alleges the improper establishment of TEFRA rates. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and Vencor and/or the Company do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

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

                                 VENTAS, INC.

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

  In United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al., filed in the Southern District of California on July 23, 1998, it is alleged that the defendants, including Transitional and the Company, submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federally and state funded programs during a period commencing in 1993. The complaint also includes certain other state law claims. The conduct complained of allegedly violates the Federal False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper, unnecessary and false services, excess collections associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that reimburse at a higher level, and improperly allocating hospital insurance expenses. In addition, the complaint avers that defendants were inconsistent in their reporting of cost report data, paid out kickbacks to increase patient referrals to defendant hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages and expenses. The United States recently informed the Company that it has withdrawn its intervention in this case and declined the case. The Company disputes the allegations contained in the complaint. If the United States and, Vencor and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  The lawsuit styled United States ex rel. Harris and Young v. Vencor, Inc., et al., 4:99CB00842 (E.D. Mo.), filed on May 25, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the defendants submitted or cause to be submitted false claims for reimbursement to the Medicare and CHAMPUS programs. Vencare, the Company's former subsidiary and a current subsidiary of Vencor, allegedly (1) over billed for respiratory therapy services, (2) rendered medically unnecessary treatment, and (3) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. By order of the court entered on March 23, 2000, this case was dismissed without prejudice as to the United States and with prejudice as to all other plaintiffs.

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

  If the Department of Justice investigations and the qui tam claims were ultimately decided in a manner adverse to the Company, such adverse decisions could have a Material Adverse Effect on the Company. Although the Company believes it has numerous good faith, valid legal and factual defenses to the Department of Justice's

                                 VENTAS, INC.

and the qui tam claims, the Company and Vencor continue to be engaged in discussions with the Department of Justice regarding a settlement of the investigations and the qui tam actions. The United States has intervened in the Mitchell, Danley, Meharg, Roberts, Bryzcki, Huff and Graham qui tam lawsuits described above for the purpose of facilitating any such settlement. Such a settlement, if reached, would resolve all of the actions in which the Department of Justice has intervened and other claims by the Department of Justice, and could involve the payments of amounts by the Company that might not be subject to Indemnification and that would be material to the business, financial condition, results of operations and liquidity of the Company. There can be no assurance that the Company, Vencor and the Department of Justice will reach a settlement relative to all or any such claims.

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

Legal Proceedings Being Defended by the Company

  The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively "Black Diamond"), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. These counterclaims allege, among other things, that the Company wrongfully, and in violation of the terms of the Bank Credit Agreement, (1) failed to recognize an assignment to Black Diamond of certain notes issued under the Bank Credit Agreement, (2) failed to issue to Black Diamond new notes under the Bank Credit Agreement, and (3) executed the Waiver and Extension Agreement between the Company and its lenders. The counterclaims further claim that the Company acted tortiously in commencing the action against the defendants. The counterclaims specifically allege that the foregoing actions wrongfully interfered with Black Diamond's profitable ongoing business relations with a third party and seek damages of $11,796,875 (the principal amount of the Company's Bridge Loan under the Bank Credit Agreement claimed to have been held by Black Diamond), plus interest, costs, and fees and additional unspecified amounts to be proven at trial; in addition Black Diamond is seeking a declaration that the Waiver and Extension Agreement is void and unenforceable.

                                 VENTAS, INC.

  On March 9, 2000, the defendants filed a motion for summary judgment on the Company's claims, contending that all such claims were released by the Company as part of the Amended Credit Agreement, to which defendants Black Diamond CLO 1998-1 Ltd. and Black Diamond International Funding Ltd. (but not defendant BDC Finance LLC) were signatories. By opinion and order entered May 9, 2000, the Jefferson Circuit Court denied the defendants' motion for summary judgment. The Company disputes the material allegations contained in Black Diamond's counterclaims and the Company intends to pursue its claims and defend the counterclaims vigorously.

Unasserted Claims--Potential Liabilities Due to Fraudulent Transfer Considerations, Legal Dividend Requirements and Other Claims

 The Company

  The 1998 Spin Off, including the simultaneous distribution of the Vencor common stock to the Ventas stockholders (the "Distribution"), is subject to review under fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy of the Company or any of its respective subsidiaries) were to determine, among other things, that, as of the 1998 Spin Off, the Company did not receive fair consideration or reasonably equivalent value for distributing the stock distributed in the 1998 Spin Off and, at the time of the 1998 Spin Off, the Company or any of its subsidiaries (i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things order the holders of the stock distributed in the 1998 Spin Off to return the value of the stock and any dividends paid thereon and/or invalidate, in whole or in part, the 1998 Spin Off as a fraudulent conveyance.

 Vencor

  Although no claims have been formally asserted, legal counsel for Vencor and certain of its creditors have raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. If a court in a lawsuit brought by Vencor or a representative of Vencor's creditors were to determine, among other things, that, as of the 1998 Spin Off, Vencor did not receive fair consideration or reasonably equivalent value for the liabilities it assumed (such as the Master Leases or the Indemnification obligation), and, at the time of the 1998 Spin Off, Vencor
(i) was insolvent or was rendered insolvent, (ii) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things void some or all of such liabilities. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of Vencor's solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim or other claim is ultimately asserted by Vencor, its creditors, or others, the ultimate outcome of any such claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. The Company will require that the potential claims of Vencor relating to the 1998 Spin Off be released in a Vencor plan of reorganization. However, there can be no assurance that Vencor will be successful in achieving a plan of reorganization or that such releases will be included in a Vencor plan of reorganization which may be confirmed. If these claims were to prevail, they could have a Material Adverse Effect on the Company.

  Vencor recently filed a motion with the Delaware bankruptcy court seeking approval of the Ninth DIP Amendment. Under the Ninth DIP Amendment, the proceeds of the DIP facility may be used to fund, among other things, Vencor's expenses in any litigation against the Company commencing before September 30, 2000 relating to the Spin Agreements and/or the 1998 Spin Off. In connection with the ongoing discussions among

                                 VENTAS, INC.

Vencor, Vencor's creditors and the Company, Vencor has postponed the hearing of the motion for approval of the Ninth DIP Amendment until August 23, 2000. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Vencor."

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

  No adjustments or provisions for liability, if any, resulting from the matters discussed above have been recorded in the Condensed Consolidated Financial Statements for the six month period ended June 30, 2000.

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

Background Information

  The Company is a real estate company that owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states as of June 30, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). Although the Company currently expects to qualify as a real estate investment trust ("REIT") for tax years beginning with the tax year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

Recent Developments Regarding Vencor

  On September 13, 1999, Vencor filed for protection under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Under the automatic stay provisions of the Bankruptcy Code, the Company is currently prevented from exercising certain rights and remedies under the various agreements (collectively, the "Spin Agreements") that the Company and Vencor entered into at the time the Company spun off its health care operations to Vencor (the "1998 Spin Off"), including four master lease agreements and one facility lease (individually, a "Master Lease" and, collectively, the "Master Leases"), and from taking certain enforcement actions against Vencor. The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. At the time of Vencor's filing for protection under the Bankruptcy Code, Vencor's major creditors, Vencor and Ventas agreed upon the terms of a preliminary, non-binding agreement regarding Vencor's plan of reorganization (the "September 1999 Agreement in Principle"). See "Note 3-- Concentration of Credit Risk and Recent Developments" to the Condensed Consolidated Financial Statements.

  Vencor and certain of its major creditors have asserted that events arising after the filing of Vencor's bankruptcy petition have required adjustments to the Vencor financial projections utilized as a basis for the structure of the September 1999 Agreement in Principle. Vencor and these major creditors have advised the Company of their unwillingness to proceed under the terms of the September 1999 Agreement in Principle. Discussions are ongoing among Vencor, Vencor's major creditors and Ventas regarding any changes to the terms contained in the September 1999 Agreement in Principle as well as other matters relating to Vencor's plan of reorganization. However, a final agreement has not been reached regarding the proposed amendments to the terms of the September 1999 Agreement in Principle or other matters relating to the Vencor plan of reorganization. The Company does not intend to update the foregoing information until a definitive agreement regarding Vencor's plan of reorganization has been reached. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors for a plan of reorganization, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any plan of reorganization will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to elect or maintain its status as a REIT (a "Material Adverse Effect"). Under the terms of the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement") that the Company and all of the lenders under its prior credit agreement entered into on January 31, 2000, it is an event of default if Vencor's plan of reorganization is not effective on or before December 31, 2000. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  The period during which Vencor has the exclusive right to file a plan of reorganization in its bankruptcy proceedings initially expired on January 12, 2000. This period was extended, by orders of the Delaware bankruptcy court, through March 13, 2000, then May 16, 2000 and then July 18, 2000. On July 27, 2000, and through a prior bridge order, the Delaware bankruptcy court granted Vencor's motion to extend the period during which Vencor has the exclusive right to file a plan of reorganization from July 18, 2000 through August 17, 2000.

  On or about June 14, 2000, Vencor filed a motion with the Delaware bankruptcy court seeking approval of, among other things, a ninth amendment (the "Ninth DIP Amendment") to Vencor's debtor in possession financing agreement (the "DIP facility"). The proposed Ninth DIP Amendment would become effective if litigation is commenced prior to September 30, 2000 between Vencor and the Company relating to the Master Leases and/or the 1998 Spin Off (a "Litigation Event" as defined in the Ninth DIP Amendment). The Ninth DIP Amendment provides, among other things, that (a) the proceeds of the DIP facility would be available to fund, among other things, litigation expenses and (b) the events of default under the DIP facility would be revised to delete certain events relating to the Company and to permit a Litigation Event. The Company objected to the relief requested by Vencor. In connection with the ongoing discussions among Vencor, its creditors and the Company, Vencor and the Company agreed to an adjournment of the hearing on the motion and each party agreed that until August 23, 2000 (the adjourned hearing date) it would (i) continue to perform under the stipulation entered into by Vencor and the Company at the time of the filing of the Vencor bankruptcy cases (the "Rent Stipulation"), (ii) not terminate the Rent Stipulation and (iii) not commence litigation against the other party.

  On June 29, 2000, the Delaware bankruptcy court granted Vencor's motion to extend the expiration date for Vencor's DIP facility (unamended by the Ninth DIP Amendment) from June 30, 2000 to September 30, 2000.

  The Company filed its proofs of claim in the chapter 11 bankruptcy proceedings of Vencor and certain affiliated debtors on May 17, 2000. The Company asserted approximately $4.3 billion in the proofs of claim. The proofs of claim includes rent due at the contract rental rates set forth in the Master Leases through the initial term of the Master Leases as well as other liquidated and unliquidated amounts owed to the Company under the Master Leases and certain other agreements between the Company and Vencor and/or certain of the other affiliated debtors.

  Ventas and Vencor continue to be engaged in advanced settlement discussions with the federal government seeking to resolve all federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs. The majority of these claims arise from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring suit in the name of the United States. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The United States Department of Justice, Civil Division, filed two proofs of claim in the chapter 11 bankruptcy proceedings of Vencor and certain affiliated debtors covering these claims and the qui tam suits. The claims aggregate approximately $1.3 billion, including treble damages. The Department of Justice has informed the Company that it is the Department of Justice's position that, if liability exists, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. If the United States, Vencor and the Company reach a settlement, any liability of the Company and Vencor related to these matters would likely be resolved in the settlement. There can be no assurance that a settlement will be reached regarding these claims and suits, or, if reached, that the settlement will be on terms acceptable to the Company.

  During the Company's discussions with Vencor, Vencor asserted various potential claims against the Company arising out of the 1998 Spin Off. See "Note 5--Litigation" to the Condensed Consolidated Financial Statements. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If these claims were to prevail, they could have a Material Adverse Effect on the Company.

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

  The precise economic impact of the proposed rule is under review by the long-term care industry and by the Company and Vencor.

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

  On July 25, 2000, HCFA announced that it would delay the proposed technical refinements to the SNF PPS until October 1, 2001, at the earliest. As a result, the 20% interim increase has been extended from October 1, 2000 until October 1, 2001. HCFA also confirmed that the 4% increase in per diem reimbursement rate for all RUGS will be implemented on October 1, 2000 as scheduled.

Recent Developments Regarding Income Taxes

  On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon as a result of a carry back of losses reported in the Company's 1998 federal income tax return. Although the Company believes that it is entitled to the Refund pursuant to the terms of a tax allocation agreement (the "Tax Allocation Agreement") the Company entered into with Vencor in connection with the 1998 Spin Off and on other legal grounds, the Internal Revenue Service may assert a right to all or some portion of the Refund based upon the review of the federal income tax returns of the Company (which prior to May 1, 1998 operated under the name Vencor). The Internal Revenue Service is currently reviewing the Company's federal income tax returns for the tax years ending December 31, 1995 and December 31, 1996. The Internal Revenue Service has recently advised the Company that it has finalized its adjustments to the Company's 1995 and 1996 federal income tax returns. The Company believes that no additional tax will be due as a result of the adjustments to the Company's 1995 and 1996 federal income tax returns. The federal income tax returns of the Company for subsequent years are also likely to be subject to review by the Internal Revenue Service. The ultimate outcome of these matters and the resulting effect on related operating loss carryforwards has not been determined and, accordingly, no additional provisions for resulting tax liabilities, if any, have been made in the Condensed Consolidated Financial Statements of the Company at June 30, 2000. Under the Tax Allocation Agreement, Vencor has indemnified the Company for certain of these tax liabilities, should they exist. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Vencor will continue to honor such indemnification obligation.

  The United States Department of the Treasury-Internal Revenue Service has filed a proof of claim in the Vencor bankruptcy proceeding asserting a claim against Vencor to the Refund. Vencor, in turn, has asserted that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. Vencor and the Company are also engaged in a dispute relating to the entitlement to certain other federal, state and local tax refunds, in addition to the Refund.

  The Company, Ventas Realty, and Vencor entered into a stipulation relating to certain of these federal, state and local tax refunds (including the Refund) on or about May 23, 2000 (the "Tax Stipulation"). Under the terms of the Tax Stipulation, which was approved by the Vencor bankruptcy court on May 31, 2000, proceeds of certain federal, state and local tax refunds for tax years ending prior to or including April 30, 1998, received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, are to be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation contains notice provisions relating to the withdrawal of funds by either company from the segregated accounts. The Tax Stipulation terminates automatically on the earlier of (a) the date of termination of the Rent Stipulation, and (b) the date Vencor provides notice of its intent to terminate the Rent Stipulation. Both companies reserve all rights and claims regarding the refund proceeds under the Tax Stipulation.

  There can be no assurance as to how the matters related to the tax refunds or any tax assessed for these same years or other years of the Company will be resolved or as to whether the Company will ultimately retain all or a portion of any of the refund proceeds, including the Refund. Accordingly, the refund proceeds (including the Refund), and interest earned thereon, have been classified with the other liabilities of the Company at June 30, 2000 in the Condensed Consolidated Financial Statements.

  No net provision for income taxes has been recorded in the Condensed Consolidated Financial Statements for the six months ended June 30, 2000 due to the Company's intention to qualify as a REIT, distribute 95% of its 2000 taxable income as a dividend and the existence of net operating losses that offset the remaining liability for federal corporate income taxes for the 2000 tax year. Although the Company intends to qualify as REIT for the 2000 tax year and to distribute 95% of its 2000 taxable income, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT for the 2000 tax year and distribute 95% of its 2000 taxable income.

Recent Developments Regarding Liquidity

  On January 31, 2000, the Company and all of the lenders under a prior credit agreement entered into the Amended Credit Agreement, which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

Other Recent Developments

  Certain of the Company's other operators have experienced financial difficulties that have impacted their ability to perform their obligations under agreements with the Company. See "Note 3--Concentration of Credit Risk and Recent Developments--Other Recent Developments" to the Condensed Consolidated Financial Statements.

Results of Operations

  The Company intends to qualify as a REIT for federal income tax purposes for the tax years beginning with the tax year ended December 31, 1999. No net provision for income taxes has been recorded in the Condensed Consolidated Financial Statements for the six months ended June 30, 2000 and June 30, 1999 due to the Company's intention to qualify as a REIT, distribute 95% of its 2000 and 1999 taxable income as a dividend and the existence of net operating losses that offset the remaining 2000 and 1999 liability for federal corporate income taxes. Although the Company intends to qualify as a REIT for the tax years beginning with the tax year ended December 31, 1999, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT.

Three months ended June 30, 2000 and June 30, 1999

  Rental income for the three months ended June 30, 2000 was $58.2 million, of which $57.4 million (98.6%) resulted from leases with Vencor, as compared to rental income for the three months ended June 30, 1999 of $57.2 million, of which $56.3 million (98.4%) resulted from leases with Vencor. Interest and other income totaled approximately $1.7 million for the three months ended June 30, 2000 as compared to approximately $0.7 million for the three months ended June 30, 1999. The increase in interest and other income was primarily the result of earnings from investment of larger cash reserves during the quarter ended June 30, 2000.

  Expenses totaled $52.5 million for the quarter ended June 30, 2000, and included $10.5 million of depreciation expense on real estate assets and $23.8 million of interest on the Amended Credit Agreement and other debt. For the quarter ended June 30, 1999, expenses totaled $37.7 million and included $10.9 million of depreciation expense on real estate assets and $22.0 million of interest on the Bank Credit Agreement and other debt. The $14.8 million increase in expenses was due primarily to (1) a charge to earnings of $12.1 million for unpaid rent from Vencor, which includes the difference between the minimum monthly base rent that would be due under the current terms of the Master Leases with Vencor and the minimum monthly base rent that would be due under leases based on the Rent Stipulation, (2) increased interest expense,
(3) increased general and administrative expenses and (4) increased professional fees and expenses.

  Interest expense of $23.8 million for the quarter ended June 30, 2000 increased by $1.8 million over interest expense of $22.0 million for the quarter ended June 30, 1999. The increase in interest expense was due primarily to the higher interest rates under the Amended Credit Agreement. The increase in interest expense was offset in part by the reduced principal amount and reduced amortization of deferred financing fees. For the three months ended June 30, 2000, amortization of deferred financing fees was $0.6 million compared to $1.2 million for the three months ended June 30, 1999. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  General and administrative expenses totaled $2.5 million for the quarter ended June 30, 2000, as compared to $1.6 million for the quarter ended June 30, 1999. The increase consists primarily of state, local and other taxes, agent fees under the Amended Credit Agreement and employee compensation expenses.

  Professional fees totaled approximately $3.3 million for the three months ended June 30, 2000, as compared to $2.9 million for the three months ended June 30, 1999, and included approximately $2.7 million in unusual professional fees (legal and financial advisory) incurred as a result of ongoing negotiations with Vencor and in connection with the Company's business strategy alternatives as discussed above in "Recent Developments Regarding Vencor" and "Recent Developments Regarding Liquidity." Substantial legal and advisory expenses will continue to be incurred by the Company until a resolution of the Vencor matter is reached, although there can be no assurance that such a resolution will be reached.

  Net income for the three months ended June 30, 2000 was $7.5 million, or $.11 per diluted share. Net income for the three months ended June 30, 1999 was $20.2 million, or $0.30 per diluted share.

Six months ended June 30, 2000 and June 30, 1999

  Rental income for the six months ended June 30, 2000 was $115.7 million, of which $114.1 million (98.6%) resulted from leases with Vencor, as compared to rental income for the six months ended June 30, 1999 of $113.6 million, of which $111.8 million (98.4%) resulted from leases with Vencor. Interest and other income totaled approximately $3.4 million for the six months ended June 30, 2000 as compared to approximately $0.9 million for the six months ended June 30, 1999. The increase in interest and other income was primarily the result of earnings from investment of larger cash reserves during the six months ended June 30, 2000.

  Expenses totaled $104.6 million for the six months ended June 30, 2000, and included $21.2 million of depreciation expense on real estate assets and $47.6 million of interest on the Amended Credit Agreement and other debt. For the six months ended June 30, 1999, expenses totaled $74.0 million and included $21.9 million of depreciation expense on real estate assets and $42.9 million of interest on the Bank Credit Agreement and other debt. The $30.6 million increase in expenses was due primarily to (1) a charge to earnings of $23.4 million for unpaid rent from Vencor, which includes the difference between the minimum monthly base rent that would be due under the current terms of the Master Leases with Vencor and the minimum monthly base rent that would be due under leases based on the Rent Stipulation, (2) increased interest expense,
(3) increased professional fees and (4) increased general and administrative expenses.

  Interest expense of $47.6 million for the six months ended June 30, 2000 increased by $4.7 million over interest expense of $42.9 million for the six months ended June 30, 1999. The increase in interest expense was due primarily to the higher interest rates under the Amended Credit Agreement. The increase in interest expense was offset in part by the reduced principal amount ($923.4 million and $976.0 million as of June 30, 2000 and 1999, respectively) and reduced amortization of deferred financing fees. For the six months ended June 30, 2000, amortization of deferred financing fees was $2.0 million compared to $2.4 million for the six months ended June 30, 1999. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  Professional fees totaled approximately $6.6 million for the six months ended June 30, 2000, as compared to $3.9 million for the six months ended June 30, 1999, and included approximately $5.4 million in unusual professional fees (legal and financial advisory) incurred as a result of ongoing negotiations with Vencor and in connection with the Company's business strategy alternatives as discussed above in "Recent Developments Regarding Vencor" and "Recent Developments Regarding Liquidity." Substantial legal and advisory expenses will continue to be incurred by the Company until a resolution of the Vencor matter is reached, although there can be no assurance that such a resolution will be reached.

  General and administrative expenses totaled $4.8 million for the six months ended June 30, 2000, as compared to $3.2 million for the quarter ended June 30, 1999. The increase consists primarily of state, local and other taxes, agent fees under the Amended Credit Agreement and employee compensation expenses.

  The Company also incurred $0.4 million and $1.3 million in non-recurring employee severance costs in the first quarter of 2000 and the first quarter of 1999, respectively.

  During the first quarter of 2000, the Company incurred an extraordinary loss of $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement. See "Note 4-- Amended Credit Agreement" to the Condensed Consolidated Financial Statements.

  After an extraordinary loss of $4.2 million, or $0.06 per diluted share, as discussed above, net income for the six months ended June 30, 2000 was $10.2 million, or $.15 per diluted share. Net income for the six months ended June 30, 1999 was $40.5 million, or $0.60 per diluted share.

Funds from Operations

  Funds from operations ("FFO") for the three months ended and the six months ended June 30, 2000 totaled $18.0 million and $35.6 million, or $0.26 and $0.52 per diluted share, respectively. FFO for the comparable period in 1999 totaled $31.1 million and $62.4 million, or $0.46 and $0.92 per diluted share, respectively. In calculating net income and FFO for the three months and six months ended June 30, 2000 and 1999 the Company included in its expenses (and thus reduced net income and FFO) the aforementioned non-recurring employee severance costs and unusual legal and financial advisory expenses. See "Recent Developments Regarding

Liquidity." FFO for the three months and six months ended June 30, 2000 and 1999 is summarized in the following table:

                                                Three Months     Six Months
                                                    Ended           Ended
                                               --------------- ---------------
                                                June    June    June    June
                                                 30,     30,     30,     30,
                                                2000    1999    2000    1999
                                               ------- ------- ------- -------
   Net income................................. $ 7,512 $20,166 $10,245 $40,504
   Extraordinary loss on extinguishment of
    debt......................................     --      --    4,207     --
                                               ------- ------- ------- -------
    Income before extraordinary loss..........   7,512  20,166  14,452  40,504
   Add: depreciation on real estate
    investments...............................  10,526  10,944  21,160  21,888
                                               ------- ------- ------- -------
    Funds from operations..................... $18,038 $31,110 $35,612 $62,392
                                               ======= ======= ======= =======
   FFO per diluted share...................... $  0.26 $  0.46 $  0.52 $  0.92
                                               ======= ======= ======= =======

  The Company considers FFO an appropriate measure of performance of an equity REIT, and the Company uses the National Association of Real Estate Investment Trust's, or NAREIT's, definition of FFO. NAREIT defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and data included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

  Cash provided by operations totaled $39.5 million for the six months ended June 30, 2000, which excludes restricted cash of $27.8 million. The $27.8 million of restricted cash represents tax refund proceeds that are governed by the terms of the Tax Stipulation. For the six months ended June 30, 1999 cash provided by operations totaled $51.7 million. Net cash used in financing activities for the six months ended June 30, 2000 totaled $63.5 million and included a $50.9 million payment of principal on the Amended Credit Agreement and the Bank Credit Agreement. Net cash provided by financing activities for the six months ended June 30, 1999 totaled $18.4 million after payment of a cash dividend on its common stock of $26.5 million, or $0.39 per common share to stockholders of record as of January 29, 1999.

  The Company had cash and cash equivalents of $115.6 million (excluding restricted cash of $27.8 million) and outstanding debt aggregated $923.4 million at June 30, 2000.

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

The Company announced on February 29, 2000 that it would not declare or pay a dividend in the first quarter of the tax year ending December 31, 2000 (the "2000 Tax Year"). The Company did not pay a dividend in the second quarter of the 2000 Tax Year. The Company expects to pay a dividend in respect of its 2000 Tax Year equal to 95% of its taxable income. The dividends in respect of the 1999 and 2000 Tax Years may be satisfied by a combination of cash and a distribution of Vencor equity, which the Company may receive as part of the Vencor reorganization, if it occurs, or other property or securities.

  The Company intends to qualify as a REIT for the 1999 and 2000 Tax Years. Such qualification requires the Company to declare a distribution of 95% of its taxable income not later than (a) September 15, 2000 for the 1999 Tax Year, and (b) September 15, 2001 for the 2000 Tax Year and pay such dividend not later than December 31, 2000 for the 1999 Tax Year and December 31, 2001 for the 2000 Tax Year, or, if earlier, the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31, 2000 for the 1999 Tax Year and January 31, 2001 for the 2000 Tax Year, the Company is required to pay a 4% non-deductible excise tax on the portion of the distribution not paid by January 31 of the year following the year in respect of which the dividend is paid.

  It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

  The Company is required to make a $50.0 million payment on the $200 million Tranche A Loan under the Amended Credit Agreement within 30 days after Vencor's plan of reorganization becomes effective. The Company currently believes that this $50.0 million payment will be funded by cash on hand and cash flows from operations.

  Capital expenditures to maintain and improve the leased properties generally will be incurred by the tenants under the leases with the Company. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable to meet their obligations under the leases, the Company anticipates that any expenditures for which it may become responsible to maintain the leased properties will be funded by cash flows from operations and, in the case of major expenditures, through additional borrowings or issuance of equity. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity may be affected adversely.

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

  The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of June 30, 2000, the Company had an $875 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the interest rate swap agreement is scheduled to decline as follows:

   Notional Amount                                                   Date
   ---------------                                             -----------------
   $850,000,000............................................... December 31, 2000
    800,000,000............................................... December 31, 2001
    775,000,000............................................... December 31, 2002
         --   ................................................ June 30, 2003

  When interest rates rise the interest rate swap agreement increases in fair value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. As of June 30, 2000, interest rates had risen and the interest rate swap agreement was in an unrealized gain position to the Company of approximately $23.9 million. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2000:

   Notional Amount................................................ $875,000,000
   Fair Value to the Company...................................... $ 23,854,164
   Fair Value to the Company Reflecting Change in Interest Rates
     -100 BPS..................................................... $  4,251,353
     +100 BPS..................................................... $ 42,782,527

  The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceed certain levels (the "threshold levels"). See "Note 4--Bank Credit Agreement" to the Condensed Consolidated Financial Statements. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of June 30, 2000, the threshold level under the interest rate swap agreement was a fair value unrealized loss of $35 million and the interest rate swap agreement was in an unrealized gain position to the Company of $23.9 million; therefore, no collateral was required to be posted. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements as of June 30, 2000 (which is incorporated by reference into this Item 1), there has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  The Company had a $275.0 million Bridge Loan as part of its Bank Credit Agreement, which was originally scheduled to mature on October 30, 1999. On October 29, 1999, the Company entered into a Waiver and Extension Agreement with over 95 percent of the lenders under the Bank Credit Agreement providing for a four month extension of the Bridge Loan. Two lenders that did not execute the Waiver and Extension Agreement but that did execute the Amended Credit Agreement have asserted a right to seek current repayment of their portion of the $1.2 billion under the Bank Credit Agreement. On January 31, 2000, the Company and all of its lenders entered into the Amended Credit Agreement, which amended and restated the $1.2 billion Bank Credit Agreement, including the Bridge Loan. See "Note 3--Concentration of Credit Risk and Recent Developments," "Note 4--Bank Credit Facility," and "Note 5--Litigation" to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of the stockholders of the Company was held on May 23, 2000.

  (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management's nominees and other proposals listed in the Company's proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.

  (c) The election of six directors for the ensuing year was voted upon at the Annual Meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

   Nominee:                                                    For:    Withheld:
   --------                                                 ---------- ---------
   Walter F. Beran......................................... 53,134,201 4,262,598
   Debra A. Cafaro......................................... 53,947,924   442,434
   Douglas Crocker II...................................... 49,894,978 4,495,380
   Ronald G. Geary......................................... 53,934,471   455,887
   W. Bruce Lunsford....................................... 50,101,804 4,288,554
   R. Gene Smith........................................... 50,031,925 4,358,433

  (d) A proposal to adopt the 2000 Stock Option Plan for Directors was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

   For:                Against:                  Abstain:                  Broker Non-Votes:
   ----                ---------                 ---------                 -----------------
   50,565,848          2,534,582                 2,841,954                          6

  (e) A proposal to adopt the 2000 Incentive Compensation Plan was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

   For:                Against:                  Abstain:                  Broker Non-Votes:
   ----                ---------                 ---------                 -----------------
   49,154,003          4,149,051                 2,639,331                          5

  (f) A proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for fiscal year 2000 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

   For:                 Against:                   Abstain:                   Broker Non-Votes:
   ----                 --------                   --------                   -----------------
   55,707,365           140,497                     94,528                             0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

   4 Sixth Amendment to Rights Agreement, dated as of May 22, 2000, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Registration
        Statement on Form 8-A/A).

   10.1 Employment Agreement dated May 6, 2000 by and between the Company and
        Brian Wood.

   10.2 Stipulation and Order dated May 23, 2000 between the Company and
        Vencor.

   10.3 Ventas, Inc. 2000 Stock Option Plan for Directors (incorporated herein by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A dated April 18, 2000).

   10.4 Ventas, Inc. 2000 Incentive Compensation Plan (incorporated herein by reference to Exhibit B to the Company's definitive proxy statement on
        Schedule 14A dated April 18, 2000).

   27   Financial Data Schedule.

  (b) REPORTS ON FORM 8-K:

  On May 19, 2000, the Company filed a Current Report on Form 8-K announcing that it had filed its proofs of claim in the Vencor bankruptcy proceeding.

  On May 25, 2000, the Company filed a Current Report on Form 8-K announcing that at the Company's Annual Meeting of Shareholders held on May 24, 2000, all of the Company's proposals were approved including the reelection of the Company's six directors. The Company also announced that it had entered into a tax stipulation agreement with Vencor providing for, among other things, the proceeds of certain federal, state and local tax refunds received by either company on or after September 13, 1999 to be held by the recipient of such refunds in segregated interest bearing accounts.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2000

                                          Ventas, Inc.

                                                  /s/ Debra A. Cafaro
                                          By: _________________________________
                                                      Debra A. Cafaro
                                                Chief Executive Officer and
                                                         President

                                                   /s/ Mary L. Smith
                                          By: _________________________________
                                                       Mary L. Smith
                                                  Chief Accounting Officer