Form 10-Q
period 2000-09-30
VENTAS INC
filed 2000-11-07
CIK 740260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock:                 Outstanding at October 31, 2000:
      Common Stock, $.25 par value                     68,418,096 Shares

                                 VENTAS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                           Page
                                                                                                          -------
PART I--FINANCIAL INFORMATION...........................................................................    3
Item 1. Financial Statements............................................................................    3
        Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999............    3
        Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended
        September 30, 2000 and September 30, 1999.......................................................    4
        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2000 and September 30, 1999.......................................................    5
        Notes To Condensed Consolidated Financial Statements............................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........   24
Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................   32

PART II--OTHER INFORMATION..............................................................................   33
Item 1. Legal Proceedings...............................................................................   33
Item 3. Defaults Upon Senior Securities.................................................................   33
Item 5. Other Information...............................................................................   33
Item 6. Exhibits and Reports on Form 8-K................................................................   33

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                 VENTAS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                     September 30,          December 31,
                                                                          2000                  1999
                                                                      (Unaudited)            (Audited)
                                                                    ---------------     ----------------
Assets
Real estate investments:
  Land............................................................     $    120,891         $    120,891
  Building and improvements.......................................        1,061,656            1,061,656
                                                                    ---------------     ----------------
                                                                          1,182,547            1,182,547
  Accumulated depreciation........................................         (319,438)            (287,756)
                                                                    ---------------     ----------------
     Total real estate investments................................          863,109              894,791
Cash and cash equivalents.........................................           96,138              139,594
Restricted cash--disputed federal, state and local tax refunds
 and accumulated interest.........................................           28,223                    -
Deferred financing costs, net.....................................           11,486                5,702
Notes receivable from employees...................................            3,386                3,611
Recoverable federal income taxes restricted in 2000...............            2,350               26,610
Other.............................................................            1,259                  891
                                                                    ---------------     ----------------

     Total assets.................................................     $  1,005,951         $  1,071,199
                                                                    ===============     ================

Liabilities and stockholders' equity
Liabilities:
  Notes payable and other debt....................................     $    923,368         $    974,247
  Deferred gain on partial termination of interest rate swap
   agreement......................................................           21,605               21,605
  Accounts payable and other accrued liabilities..................           13,583                9,886
  Other liabilities--disputed federal, state and local tax
   refunds and accumulated interest...............................           30,573               26,610


  Deferred income taxes...........................................           30,506               30,506
                                                                    ---------------     ----------------
     Total liabilities............................................        1,019,635            1,062,854
                                                                    ---------------     ----------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, unissued.......................................                -                    -
  Common stock....................................................           18,402               18,402
  Capital in excess of par value..................................          132,226              139,723
  Unearned compensation on restricted stock.......................           (1,680)              (2,080)
  Retained earnings (deficit).....................................          (17,199)               6,409
                                                                    ---------------     ----------------
                                                                            131,749              162,454
  Treasury stock..................................................         (145,433)            (154,109)
                                                                    ---------------     ----------------
     Total stockholders' equity (deficit).........................          (13,684)               8,345
                                                                    ---------------     ----------------

     Total liabilities and stockholders' equity...................     $  1,005,951         $  1,071,199
                                                                    ===============     ================

           See notes to condensed consolidated financial statements.

                                  VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                    Three Months Ended                   Nine Months Ended
                                                            -----------------------------------   --------------------------------
                                                             September 30,       September 30,     September 30,    September 30,
                                                                  2000                1999             2000             1999
                                                            -------------       ---------------   ---------------  ---------------
Revenues:
     Rental income......................................          $58,567            $57,544           $174,288        $171,155
     Interest and other income..........................            2,312              1,767              5,665           2,698
                                                                ---------         ----------         ----------      ----------
                                                                   60,879             59,311            179,953         173,853

Expenses:
     General and administrative.........................            2,602              1,416              7,387           4,783
     Professional fees..................................            2,735              3,810              9,328           7,556
     Non-recurring employee severance costs.............                -                  -                355           1,272
     Loss on uncollectible amounts due from tenant......           12,469              7,500             35,837           7,500
     Amortization of restricted stock grants............              309                216              1,044           1,083
     Depreciation on real estate investments............           10,522             10,944             31,682          32,832
     Interest...........................................           23,661             22,398             71,287          65,296
                                                                ---------         ----------         ----------      ----------
                                                                   52,298             46,284            156,920         120,322
                                                                ---------         ----------         ----------      ----------
Income before extraordinary loss........................            8,581             13,027             23,033          53,531
Extraordinary loss on extinguishment of debt............                -                  -             (4,207)              -
                                                                ---------         ----------         ----------      ----------
Net income..............................................          $ 8,581            $13,027           $ 18,826          53,531
                                                                =========         ==========         ==========      ==========

Earnings per common share:
     Basic:
          Income before extraordinary loss..............          $  0.13            $  0.19           $   0.34            0.79
          Extraordinary loss on extinguishment of debt..                -                  -              (0.06)              -
                                                                ---------         ----------         ----------      ----------
          Net income....................................          $  0.13            $  0.19           $   0.28            0.79
                                                                =========         ==========         ==========      ==========
     Diluted:
          Income before extraordinary loss..............          $  0.13            $  0.19           $   0.34            0.79
          Extraordinary loss on extinguishment of debt..                -                  -              (0.06)              -
                                                                ---------         ----------         ----------      ----------
          Net income....................................          $  0.13            $  0.19           $   0.28            0.79
                                                                =========         ==========         ==========      ==========

Shares used in computing earnings per common share:
     Basic..............................................           68,038             67,773             67,986          67,743
     Diluted............................................           68,224             68,002             68,077          68,053

Dividends declared and paid per common share............          $  0.62            $     -           $   0.62            0.39
                                                                =========         ==========         ==========       =========

            See notes to condensed consolidated financial statements

                                 VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                   Nine Months Ended         Nine Months Ended
                                                                                     September 30,             September 30,
                                                                                         2000                       1999
                                                                                 ---------------------      --------------------
Cash flows from operating activities:
Net income...................................................................                $  18,826                 $  53,531
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation............................................................                   31,739                    32,835
     Amortization of deferred financing costs................................                    2,625                     3,652
     Amortization of restricted stock grants.................................                    1,044                     1,083
     Normalized rents........................................................                     (113)                        -
     Realized gain on sale of real estate properties.........................                        -                      (254)
     Extraordinary loss on extinguishment of debt............................                    4,207                         -
     Provision for reserve on amount due from Vencor, Inc....................                        -                     7,500
  Changes in operating assets and liabilities:
     Increase in amount due from Vencor, Inc.................................                        -                   (15,667)
     Increase in restricted cash.............................................                  (28,223)                        -
     Decrease (increase) in accounts receivable and other assets.............                   23,957                    (1,093)
     Increase (decrease) in accounts payable and accrued and other
       liabilities...........................................................                    8,173                    (1,444)
                                                                                 ---------------------      --------------------
        Net cash provided by operating activities............................                   62,235                    80,143
Cash flows from investing activities:
  Purchase of furniture and equipment........................................                        -                      (299)
  Sale of real estate properties.............................................                        -                       254
        Repayments of  notes receivable from employee........................                      225                       295
                                                                                 ---------------------      --------------------
        Net cash provided by investing activities............................                      225                       250
Cash flows from financing activities:
  Net change in borrowings under revolving line of credit....................                        -                   173,143
  Repayment of long-term debt................................................                  (50,879)                 (129,142)
  Proceeds from partial termination of interest rate swap agreement..........                        -                    21,605
  Payment of deferred financing costs........................................                  (12,616)                        -
  Issuance of restricted stock...............................................                       14                         4
  Cash distribution to stockholders..........................................                  (42,435)                  (26,489)
                                                                                 ---------------------      --------------------
        Net cash (used in) provided by financing activities..................                 (105,916)                   39,121
                                                                                 ---------------------      --------------------
(Decrease) increase in cash and cash equivalents.............................                  (43,456)                  119,514
Cash and cash equivalents--beginning of period...............................                  139,594                       338
                                                                                 ---------------------      --------------------
Cash and cash equivalents--end of period.....................................                $  96,138                 $ 119,852
                                                                                 =====================      ====================




            See notes to condensed consolidated financial statements

                                  VENTAS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY

  Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, beginning with the tax year ending December 31, 1999. Although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2000 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or
elect not to continue to qualify as a REIT in any such tax year.   The Company
owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states, as of September 30, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 1999. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 133 and SFAS 138 effective January 1, 2001. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values of approximately $12.0 million at September 30, 2000, as well as the $21.6 million gain incurred but not yet reflected in net income on the terminated derivative position (see "Note 4--Bank Credit Facility"), the Company estimates that upon adoption of SFAS 133 and SFAS 138 it would report a positive adjustment of $33.6 million in other comprehensive income. The Company was not required to report the $12.0 million unrealized gain for the nine month period ended September 30, 2000.

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

                                  VENTAS, INC.

NOTE 3--CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

  As of September 30, 2000, approximately 70.2% of the Company's real estate investments (based on cost) related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states, and lease revenues from operations in any one state do not account for more than ten percent (10%) of revenues. The Company leases all of its hospitals and 210 of its nursing facilities to Vencor, Inc. ("Vencor") and certain of its subsidiaries under four master lease agreements relating to 254 facilities and a single nursing facility lease (individually a "Master Lease" and collectively the "Master Leases").

  Because the Company leases substantially all of its properties to Vencor and Vencor is the primary source of the Company's revenues, Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and to make distributions to its stockholders. The operations of Vencor have been negatively impacted by changes in governmental reimbursement rates, by its current level of indebtedness and by certain other factors. The Company, Vencor and Vencor's major creditors have been engaged in negotiations to restructure Vencor's debt and lease obligations since the second quarter of 1999. On September 13, 1999, Vencor filed for protection under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in Wilmington, Delaware. On September 29, 2000 Vencor filed a preliminary plan of reorganization with the Bankruptcy Court (the "Preliminary Plan of Reorganization"). The Preliminary Plan of Reorganization contains certain, but not all, of the material terms for the restructuring of Vencor's debt and lease obligations. The Company does not support the terms contained in the Preliminary Plan of Reorganization and has continued to engage in discussions with Vencor and Vencor's major creditors on the terms of a restructuring of Vencor's debt and lease obligations. Vencor has advised the Company that Vencor's major creditors support the material economic terms contained in the Preliminary Plan of Reorganization. Vencor must submit its final plan of reorganization to the Company and various classes of Vencor creditors for approval. There can be no assurance that a plan of reorganization will not be confirmed over the objection of the Company or any creditor. The Company will not vote to approve any plan of reorganization that is not acceptable to the Company taking into consideration all facts and circumstances at the time. There can be no assurance (i) that Vencor will be successful in obtaining the approval of its creditors or the Company for a restructuring plan on the terms contained in the Preliminary Plan of Reorganization or on other terms, (ii) that the final terms of any such plan will be acceptable to the Company, Vencor and/or its creditors, or (iii) that the final restructuring plan will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect"). See "--Recent Developments Regarding Vencor."

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

  The Company, Vencor and Vencor's major creditors have engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. At the time of Vencor's filing for protection under the Bankruptcy Code, Vencor's major creditors, Vencor and Ventas agreed upon the terms of a preliminary, non-binding agreement regarding Vencor's plan of reorganization (the "September 1999 Agreement in Principle"). After the filing of Vencor's bankruptcy petition, Vencor and certain of its major creditors asserted that events arising after the filing of Vencor's bankruptcy petition have required adjustments in the Vencor financial projections utilized as a basis for the structure of the September 1999 Agreement in Principle. Vencor and these major creditors advised the Company of their unwillingness to proceed under the terms of the September 1999 Agreement in Principle.

  In the first quarter of 2000, the Company, Vencor and Vencor's major creditors entered into discussions regarding proposed changes to the terms contained in the September 1999 Agreement in Principle as well as other matters relating to Vencor's plan of reorganization. Although the parties did not reach agreement on the terms of an alternative restructuring of Vencor's debt and lease obligations, Vencor, with the apparent support of its major creditors, filed its Preliminary Plan of Reorganization on September 29, 2000. The Preliminary Plan of Reorganization contains certain, but not all, of the material terms for a
restructuring of Vencor's debt and lease obligations.   The Company does not
support the Preliminary Plan of Reorganization. The Company has continued to engage in discussions with Vencor and Vencor's major creditors in an effort to reach an agreement for the restructuring of Vencor's debt and lease obligations that all parties can support. The Company will not vote to approve any plan of reorganization that is not acceptable to the Company, taking into consideration all facts and circumstances at the time. The Company does not intend to update the foregoing information until the Company, Vencor and Vencor's major creditors agree upon the terms of Vencor's plan of reorganization. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors or the Company for a plan of reorganization, that any such plan will not be confirmed over the objection of the Company or any creditor, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any plan of reorganization will not have a Material Adverse Effect on the Company.

  Under the terms of the Preliminary Plan of Reorganization, the Company would receive annual rent of $180.7 million ($15.05 million per month) beginning May 1, 2001 through April 30, 2002, of which $2.6 million would be non-cash accrued rent. The Company would retain all rent received through the effective date of the Preliminary Plan of Reorganization. For the interim period, if any, between the effective date of the Preliminary Plan of Reorganization and May 1, 2001, the Company would receive monthly rent of $14.55 million. The Company would also receive (a) in addition to the current 2% annual cash escalator contained in the Master Leases, a 1-1/2% annual non-cash rent escalator that would accrue at 6% per annum until the occurrence of certain specified events, at which time the accrual with interest shall be due and payable and thereafter the 1-1/2% rent escalator would convert to a cash escalator totaling 3-1/2% per year; (b) a one time right to reset the rents for the facilities, exercisable 5 1/2 years after the effective date of the Preliminary Plan of Reorganization on a Master Lease by Master Lease basis, to a then fair market rental rate, for a total fee of $5 million payable on a pro-rata basis at the time of exercise under any Master Lease; (c) 10% of the common stock in reorganized Vencor (the Company, in order to qualify as a REIT, may not hold more than 10% of the total combined voting power, the total value of all securities or the total number of shares in Vencor. Management of the Company is evaluating alternatives for dealing with any Vencor equity ultimately received so as to comply with the 10% limitation); and (d) a reaffirmation and continuation of Vencor's indemnity obligations under the Spin Agreements.

  Other terms of the Preliminary Plan of Reorganization include: (a) the Vencor Senior Bank Debt would be restructured as follows (i) the principal and accrued interest amount would be reduced from approximately $570 million to approximately $300 million, (ii) the restructured debt would have a term of seven years and bear interest at LIBOR plus 450 basis points, with no required amortization, (iii) no interest would accrue on the restructured debt for the two quarters following the effective date of the Preliminary Plan of Reorganization, and (iv) the holders of the Vencor Senior Bank Debt would receive 65.5% of the common stock of restructured Vencor; (b) the holders of the Vencor Senior Subordinated Notes would convert their claims into approximately 24.5% of the common stock in restructured Vencor and would receive warrants in the restructured Vencor which would be divided into two tranches and would be exercisable at equity valuations of $450 million and $500 million; and (c) Vencor would receive a revolving credit facility for its working capital needs upon emergence from bankruptcy.

  The Preliminary Plan of Reorganization contemplates a comprehensive settlement of all civil and administrative claims against the Company and Vencor arising from the participation of Vencor facilities in various federal health benefit programs. The majority of these claims arise from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring suit in the name of the United States. See "Note 5--Litigation." The United States Department of Justice, Civil Division, filed two proofs of claim in the chapter 11 bankruptcy proceedings of Vencor and certain affiliated debtors covering these claims and the qui tam suits. The claims aggregate approximately $1.3 billion, including treble damages. The Department of Justice has informed the Company that it is the Department of Justice's position that, if liability exists, the Company and Vencor will be jointly and severally liable for the portion of such claims related to the period prior to the date of the 1998 Spin Off. Under the comprehensive settlement of these claims as contemplated in the Preliminary Plan of Reorganization, the Company would pay $103.6 million to the federal government, of which $34 million would be paid at the effective date of the Preliminary Plan of Reorganization. The balance of

$69.6 million would bear interest at 6% per annum and be payable in equal quarterly installments over a five year term commencing on the last day of the first full quarter following the quarter in which the Preliminary Plan of Reorganization becomes effective. Vencor would pay the federal government a total of $25.9 million as follows: $10 million on the effective date of the Preliminary Plan of Reorganization and the balance (with interest at 6% per annum) during the first two quarters following the effective date of the Preliminary Plan of Reorganization. The Company and Vencor continue to be engaged in advanced settlement discussions with the federal government to finalize the precise terms of the comprehensive settlement contemplated under the Preliminary Plan of Reorganization. Any settlement of these claims and suits among the Company, Vencor and the federal government will not become effective unless and until a plan of reorganization for Vencor which is acceptable to the Company is approved and confirmed. There can be no assurance that a settlement will be reached regarding these claims and suits, or, if reached, that the settlement will be on terms acceptable to the Company.

  Vencor has stated that it intends to set December 6, 2000 as the disclosure statement hearing date for a Vencor plan of reorganization. If the Delaware bankruptcy court approves the disclosure statement at that time, it could be mailed to creditors in December, 2000 and they could vote on the plan of reorganization in January, 2001. There can be no assurance that these dates will not change.

  Subject to any defenses available to the Company, it is an event of default under the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement") that the Company and all of the lenders under its prior credit agreement entered into on January 31, 2000, if Vencor's plan of reorganization is not effective on or before December 31, 2000. The Company has initiated discussions with the administrative agent for its lenders under the Amended Credit Agreement to obtain a waiver or amendment of this covenant. Under the Amended Credit Agreement, a waiver or amendment of this covenant must be approved by lenders holding (in the aggregate) greater than 50% of the total credit exposure under the Amended Credit Agreement. The Company believes that the holders of a majority of the Vencor bank indebtedness also hold a substantial portion of the total credit exposure under the Amended Credit Agreement. There can be no assurance (i) that a plan of reorganization for Vencor will become effective on or before December 31, 2000, (ii) that the Company will obtain a waiver or amendment of the covenant if a plan of reorganization for Vencor is not effective on or before December 31, 2000, (iii) that the terms of such a waiver or amendment would not have a Material Adverse Effect on the Company, or (iv) that the failure to obtain such a waiver or amendment would not have a Material Adverse Effect on the Company. See "Note
4 -- Bank Credit Facility."

  On or about June 14, 2000, Vencor filed a motion with the Delaware bankruptcy court seeking approval of a ninth amendment (the "Ninth DIP Amendment") to Vencor's debtor in possession financing agreement (the "DIP facility"). The proposed Ninth DIP Amendment would become effective if litigation is commenced between Vencor and the Company relating to the Master Leases and/or the 1998 Spin Off (a "Litigation Event" as defined in the Ninth DIP Amendment). The Ninth DIP Amendment provides, among other things, that (a) the proceeds of the DIP facility would be available to fund, among other things, litigation expenses and (b) the events of default under the DIP facility would be revised to delete certain events relating to the Company and to permit a Litigation Event. The Company objected to the relief requested by Vencor. In connection with the ongoing discussions among Vencor, its creditors and the Company, Vencor and the Company agreed to adjournments of the hearing on the motion, and each party has agreed that until November 9, 2000 (the adjourned hearing date) it would (i) continue to perform under the Rent Stipulation (as defined below), (ii) not terminate the Rent Stipulation and (iii) not commence litigation against the other party. The Ninth DIP Amendment would have been effective if, prior to September 30, 2000, Vencor obtained the Delaware bankruptcy court's approval of the Ninth DIP Amendment and litigation with the Company was commenced. On September 20, 2000 the Delaware bankruptcy court granted Vencor's motion to extend the deadline for the receipt of court approval of the Ninth DIP Amendment and the commencement of litigation with the Company to October 31, 2000. On October 25, 2000, the court granted an additional extension of this deadline to January 31, 2001.

  On October 25, 2000 the Delaware bankruptcy court granted Vencor's motion to extend the expiration date of Vencor's DIP facility (unamended by the Ninth DIP Amendment) from October 31, 2000 to January 31, 2001.

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

  During the Company's discussions with Vencor, Vencor asserted various potential claims against the Company arising out of the 1998 Spin Off. See "Note 5--Litigation." The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If these claims were to prevail, they could have a Material Adverse Effect on the Company.

  On October 2, 2000, the Florida Agency for Health Care Administration ("ACHA") notified Vencor that effective November 1, 2000, ACHA was canceling the Medicaid contracts with Vencor for three Florida nursing facilities owned by the Company and operated by Vencor. On October 10, 2000, the United States District Court in Tampa, Florida granted Vencor's request for a temporary restraining order staying ACHA's cancellation of the Medicaid contracts with Vencor and the relocation of the Medicaid patients at these facilities. On October 19, 2000, Vencor and ACHA agreed to a settlement resolving this matter. Under the settlement ACHA agreed to rescind the notices of cancellation of the Medicaid contracts at these facilities. Vencor agreed to immediately implement a program to improve the quality of care at the three facilities. Vencor also agreed to implement the improved quality of care plan at its other Florida nursing facilities over the next six months.

  On November 6, 2000, Vencor filed a first amended plan of reorganization (the "First Amended Plan") with the Bankruptcy Court incorporating into the Preliminary Plan of Reorganization the terms relating to the proposed comprehensive settlement of the claims by the United States against the Company and Vencor. The First Amended Plan does not make any other changes to the terms of the Preliminary Plan of Reorganization, which remains subject to further amendments and supplements.

The Rent Stipulation

  In connection with the bankruptcy filing by Vencor, the Company and Vencor entered into a stipulation (the "Rent Stipulation") for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. The bankruptcy court approved the Rent Stipulation on September 13, 1999. During the period in which the Rent Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend Ventas from and against all claims arising out of the Company's former health care operations or assets or liabilities transferred to Vencor in the 1998 Spin Off. Vencor has not, however, agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Rent Stipulation and/or rejection by Vencor of the Spin Agreements could have a Material Adverse Effect on the Company.

  The payments under the Rent Stipulation are required to be made by the fifth day of each month, or on the first business day thereafter. Starting in September, 1999, the difference between the amount of minimum monthly base rent due under the Company's Master Leases with Vencor, and the monthly payment of approximately $15.1 million accrues as a superpriority administrative expense in Vencor's bankruptcy proceeding, junior in right only to the following: (i) any liens or superpriority claims provided to lenders under the DIP facility; (ii) any fees due to the Office of the United States Trustee; (iii) certain fees of Vencor's professionals; (iv) any liens or superpriority claims granted to pre-petition secured creditors as adequate protection for their claims under the interim DIP facility order issued by the bankruptcy court and the final DIP facility order; and (v) pre-petition liens granted to the lenders under Vencor's credit agreement, as amended, and related agreements, to the extent such pre-petition claims are allowed as secured, subject to challenge in the Vencor bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Rent Stipulation is not subject to offset, recoupment or challenge. The Company has written off the difference between the monthly base rent payable pursuant to the Master Leases and the Rent Stipulation for the nine month period ended September 30, 2000 as a loss on uncollectible amounts due from tenant.

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

The Tolling Agreement

  The Company and Vencor have also entered into an agreement (the "Tolling Agreement") pursuant to which they have agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "bankruptcy avoidance provisions" that might be asserted by one party against the other, are extended or tolled for a specified period. That period currently expires on the fifth business day following the termination date of the Rent Stipulation. Pursuant to the Rent Stipulation, the Tolling Agreement does not shorten any time period otherwise provided under the Bankruptcy Code.

Recent Developments Regarding Income Taxes

  On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon as a result of a carryback of losses reported in the Company's 1998 federal income tax return. Although the Company believes that it is entitled to the Refund pursuant to the terms of a tax allocation agreement (the "Tax Allocation Agreement") the Company entered into with Vencor in connection with the 1998 Spin Off and on other legal grounds, the Internal Revenue Service may assert a right to all or some portion of the Refund based upon the review of the federal income tax returns of the Company (which prior to May 1, 1998 operated under the name Vencor). Consistent with prior periods, the Internal Revenue Service has recently advised the Company that the Internal Revenue Service will review the Company's 1997 and 1998 federal income tax returns. In addition, the federal income tax returns of the Company for subsequent tax years are also subject to review by the Internal Revenue Service. The ultimate outcome of these matters and the resulting effects on related operating loss carryforwards has not been determined and, accordingly, no additional provisions for resulting tax liabilities, if any, have been made in the Condensed Consolidated Financial Statements of the Company at September 30, 2000. Under the Tax Allocation Agreement, Vencor has indemnified the Company for certain of these tax liabilities, should they exist. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Vencor will continue to honor such indemnification obligations.

  The Internal Revenue Service recently completed its review of the Company's federal income tax returns for the tax years ending December 31, 1995 and December 31, 1996. The Company will likely receive a refund of approximately $2.4 million (the "Audit Refund") as a result of the audit adjustments to the Company's 1995 and 1996 federal income tax returns. The Company expects that the Audit Refund will be deposited into the segregated accounts maintained under the "Tax Stipulation," as defined below, provided that the Tax Stipulation is in effect at the time the Audit Refund is received.

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

  There can be no assurance as to how matters related to the tax refunds or any tax assessed for these years or other years of the Company will be resolved or as to whether the Company will ultimately retain all or a portion of any of the refund proceeds, including the Refund and the Audit Refund. Accordingly, the refund proceeds (including the Refund) and interest earned thereon, have been classified with the other liabilities of the Company at September 30, 2000 in the Condensed Consolidated Financial Statements.

  Under the terms of the Preliminary Plan of Reorganization, Vencor has proposed that the Company and Vencor enter into a tax escrow agreement that provides for the escrow of certain federal, state and local tax refunds, including the Refund, effective upon confirmation of the Preliminary Plan of Reorganization. The Company has not agreed to enter into such tax escrow agreement.

  No adjustments have been recorded to the Company's deferred income tax liability. As a former C corporation for federal income tax purposes, the Company potentially remains subject to corporate level taxes for any asset dispositions between January 1, 1999 to December 31, 2008 ("built-in gains tax"). The amount of income potentially subject to corporate level tax is generally equal to the excess of the fair value of the asset over its adjusted tax basis as of December 31, 1998, or the actual amount of taxable gain, whichever is greater. Any gain recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. The remaining deferred income tax liability at September 30, 2000 reflects a previously established liability to be utilized for any built-in gain tax incurred on assets that are disposed of within the subsequent 10-year period.

  No net provision for income taxes has been recorded in the Condensed Consolidated Financial Statements for the nine months ended September 30, 2000 due to the Company's current intention to continue to qualify as a REIT, distribute 95% of its 2000 taxable income as a dividend and the existence of net operating losses that offset the remaining liability for federal corporate income taxes for the 2000 tax year. Although the Company intends to continue to qualify as a REIT for the 2000 tax year and to distribute 95% of its 2000 taxable income, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT for the 2000 tax year and distribute 95% of its 2000 taxable income. The Company's failure to continue to qualify as a REIT could have a Material Adverse Effect on the Company.

Recent Developments Regarding Dividends

  The Company filed its federal income tax return for the tax year ending December 31, 1999 (the "1999 Tax Year") on September 14, 2000 electing to qualify as a REIT for the 1999 Tax Year. On September 8, 2000, the Company declared a cash dividend on its common stock of $42.4 million, or $0.62 per common share. The Company paid the dividend on September 28, 2000 to stockholders of record on September 18, 2000. This dividend, when combined with the cash dividend of $26.5 million, or $0.39 per common share, paid by the Company on February 17, 1999 to stockholders of record on January 29, 1999, represents at least 95% of the Company's reported taxable income for the 1999 Tax Year. This combined dividend, together with the satisfaction of certain other criteria, enabled the Company to elect REIT status for the 1999 Tax Year.

  The Company intends to continue to qualify as a REIT for the tax year ending December 31, 2000 (the "2000 Tax Year") and subsequent tax years. Such qualification requires the Company to declare a distribution of 95% of its taxable income for any given tax year not later than September 15 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e. September 15, 2001 for the 2000 Tax Year) and pay such dividend not later than December 31 of that same year (i.e. December 31, 2001 for the 2000 Tax
Year), or, if earlier, prior to the payment of the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e. January 31, 2001 for the 2000 Tax Year), the Company is required to pay a 4% non-deductible excise tax on the difference between 85% of its taxable net income for the year in respect of which the dividend is to be paid and the aggregate amount of dividends paid for that tax year on or prior to January 31 of the year following the year in respect of which the dividend is to be paid. The Company did not declare or pay a dividend in the first, second or third quarters of the 2000 Tax Year. The Company currently intends to distribute 95% of its taxable income for the 2000 Tax Year, but there can be no assurance that it will do so or when such distribution will be made. The Company's dividend for the 2000 Tax Year may be satisfied by a distribution of a combination of cash and other property or securities.

  The amount of the total dividend declared and paid by the Company for the 1999 Tax Year should not be viewed as an indication of future dividend levels, which are likely to be lower. The Company is unable to predict the amount or timing of future dividends due to the uncertainty over the restructuring of Vencor.

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

  Although the Company intends to continue to qualify as a REIT for the 2000 Tax Years and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. If the Company were to fail or elect not to continue to qualify as a REIT in any such tax year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth taxable year after the year of such termination or revocation.

Recent Developments Regarding Liquidity

  On January 31, 2000, the Company and all of the lenders under a prior credit agreement entered into the Amended Credit Agreement, which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. See "Note 4--Bank Credit Facility."

Other Recent Developments

Tenant Bankruptcies and Defaults

  Certain of the Company's tenants, other than Vencor, have filed for protection under the Bankruptcy Code. These tenants include: Sun Healthcare Group, Inc. and a number of its subsidiaries (collectively, "Sun"), and Integrated Health Services, Inc. and a number of its subsidiaries (collectively, "IHS"). Under the Bankruptcy Code, a tenant may seek either to reject or assume the Company's leases. If a tenant rejects the leases, then the Company will have to locate a substitute tenant or operator for the facilities whose leases were rejected. There can be no assurance that the Company would be able to locate satisfactory substitute tenants or operators for such facilities on terms that are acceptable to the Company. If the Company does not locate substitute tenants or operators on terms acceptable to the Company, then the Company, without obligation to do so, may elect to assume operations at the facilities, sell the facilities or close the facilities.

  On July 18, 2000, IHS filed a motion in the IHS bankruptcy proceeding to reject a lease with the Company for a nursing facility in Marne, Michigan. The current aggregate annual base rental for the facility is approximately $0.4 million. The hearing on the motion as it relates to this lease has been adjourned until further notice and to date no hearing date has been scheduled. To date, the Company has not located a substitute tenant for the nursing facility. If the bankruptcy court approves the IHS motion to reject the lease and the Company does not locate a substitute tenant for the facility on terms that are acceptable to the Company, the Company may elect to assume operations at the facility, sell the facility or take certain other action relative to the facility. There can be no assurance that the Company will locate a satisfactory substitute tenant for the facility on terms acceptable to the Company. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. On August 25, 2000, the Company filed a general claim (as amended on August 28, 2000) against IHS in the bankruptcy proceeding for, among other things, the fees, costs, expenses and damages resulting from any rejection of the Company's lease. Applicable bankruptcy law may limit the amount of any such recovery against IHS. There can be no assurance the Company will prevail in a claim against IHS or that IHS will have sufficient assets to satisfy such claim. The Company is continuing to evaluate what effect, if any, IHS's actions may have on the carrying value of this facility.

  Integrated Health Services of Naples, Inc. ("IHS of Naples"), an affiliate of IHS, leases a nursing facility in Las Vegas, Nevada from the Company. The aggregate annual base rental under the lease is approximately $0.3 million. IHS of Naples has not filed for protection under the Bankruptcy Code. IHS of Naples failed to make the monthly rental payments for September and October, 2000 for this facility. Notices of these payment defaults have been issued to IHS of Naples. There can be no assurance that IHS of Naples will pay the September or October, 2000 rent or any future rental payments due under the lease. The Company is currently evaluating what effect IHS's actions will have on the carrying value of this facility, if any. No adjustments have been recorded in the accompanying Condensed Consolidated Financial Statements as a result of these developments.

  On November 1, 2000, the Company sold its 99 bed nursing facility in Toledo, Ohio, which was leased to and operated by Sun, to the Franciscan Services Corporation for approximately $4.0 million. In connection with the sale of this facility, the Company and Sun entered into a termination of lease agreement terminating the lease between the Company and Sun for this facility. The Toledo, Ohio nursing facility was the only Company facility leased to Sun.

Third Party Leases

  In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) (the "Third Party Leases") as a tenant or as a guarantor of tenant obligations to Vencor. The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases entered into at the time of the 1998 Spin Off (the "Agreement of Indemnity--Third Party Leases"), Vencor and certain of its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Vencor. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). The Company believes that three of the third party subtenants under the Subleased Third Party Leases, Health Enterprises of Michigan, Inc. ("HEM"), Lenox Healthcare, Inc. and its subsidiaries (collectively, "Lenox") and IHS have filed for protection under the Bankruptcy Code. If Vencor or a third party subtenant is unable to satisfy the obligations under any Third Party Lease assigned by the Company to Vencor and sublet or assigned to such third party subtenant, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. In that event, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. Pursuant to the Rent Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases during the period in which the Rent Stipulation is in effect, and, except for disputes with Health Care Property Investors discussed below, has to date performed its obligations. However, there can be no assurance that Vencor will continue to pay, indemnify and defend the claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such claims.

  On October 23, 2000, Lenox filed its second amended joint chapter 11 plan of reorganization (the "Lenox Plan of Reorganization") and related disclosure statement. The Company and Ventas Realty had previously filed claims against Lenox for, among other things, claims for indemnification arising out of certain Subleased Third Party Leases (collectively, the "Lenox Claims"). The Lenox Plan of Reorganization provides for a potential settlement of any and all claims that have been or might have been asserted by Vencor against Lenox and any and all claims that Lenox have or may assert against Vencor (the "Vencor Settlement"). The Vencor Settlement provides, among other things, for the termination of a Subleased Third Party Lease by Lenox of a healthcare facility in San Rafael, California, the assumption of three other Subleased Third Party Leases by Lenox relating to healthcare facilities in Crane, Missouri, Kimberling City, Missouri and Independence, Missouri, and the resolution of the claims of Vencor against Lenox arising out of, among other things, the rejection of three other Subleased Third Party Leases by Lenox relating to healthcare facilities in San Rafael, California, Evansville, Indiana and Kansas City, Missouri.

  The Company has initiated discussions with Lenox regarding the treatment of Subleased Third Party Leases under the Vencor Settlement and the Lenox Claims and the release by Lenox of any and all claims that Lenox has or may assert against the Company. There can be no assurance that the Company will be able to reach an agreement with Lenox. In accordance with the Spin Agreements and the Rent Stipulation, the Company has issued written demand to Vencor for payment, performance, indemnification and defense for any and all claims arising out of the Third Party Leases that are the subject of any Subleased Third Party Lease that are rejected by Lenox. There can be no assurance that Vencor will pay, indemnify and defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy these claims.

  IHS filed a motion with the bankruptcy court in the IHS bankruptcy proceeding seeking approval of the rejection of a Subleased Third Party Lease by IHS of a nursing facility in Harlingen, Texas. The hearing on the motion as it relates to this lease has been adjourned until further notice and to date no hearing has been scheduled. The estimated total remaining rental payments for this nursing facility are approximately $3.4 million. If the motion for the rejection of the Subleased Third Party Lease is approved by the IHS bankruptcy court, Vencor has advised the Company that Vencor will, in accordance with its obligations under the Spin Agreements and the Rent Stipulation, assume operation of this nursing facility and satisfy the obligations under the related Third Party Lease. However, there can be no assurance that Vencor will perform the obligations under this Third Party Lease or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations.

  The Company received demands for payment from Health Care Property Investors ("HCPI") by letters dated October 19, 1999, February 4, 2000, March 7, 2000, April 19, 2000 and July 7, 2000 for obligations alleged to be due under certain Third Party Leases. Certain of these obligations have either been satisfied by Vencor or otherwise resolved between HCPI and Vencor. Currently, the aggregate amount alleged to be due to HCPI is approximately $2.8 million, excluding amounts for deferred maintenance issues. In addition, by letter dated February 9, 2000, HCPI notified the Company and Vencor that HCPI intends to exercise its right under certain Third Party Leases to require the Company or Vencor to purchase two facilities owned by HCPI (one in Evansville, Indiana and one in Kansas City, Missouri). The two facilities have allegedly been closed and HCPI has stated that if the facilities were not reopened within the required period of time, HCPI would demand that the Company or Vencor purchase the facility not so reopened for the greater of the minimum repurchase price or the fair value. Vencor has advised the Company that Vencor will not reopen the Evansville, Indiana facility. However, Vencor and HCPI entered into an agreement (the "Evansville Agreement") resolving the matters relating to the Evansville, Indiana facility, which includes the termination of the Third Party Lease and the repurchase requirement in exchange for an agreed upon payment by Vencor. At a hearing on August 9, 2000, the Vencor bankruptcy court approved the Evansville Agreement. The transaction contemplated by the Evansville Agreement was consummated on or about August 10, 2000. Vencor advised the Company and HCPI that the Kansas City facility was reopened on April 21, 2000. By letter dated October 6, 2000, counsel for HCPI advised the Company that the reopening of the Kansas City facility on April 21, 2000 was not timely under the terms of the Third Party Lease for this facility and reasserted the demand that the Company repurchase the facility in accordance with the terms of the Third Party Lease. HCPI maintains that the repurchase price for this facility is $8.5 million.

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

  No adjustments or provisions for liability, if any, resulting from the matters discussed above has been recorded in the Condensed Consolidated Financial Statements as of September 30, 2000.

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

  The following is a summary of long-term borrowings at September 30, 2000 (In Thousands):

                                                                                                       Amount
                                                                                                     -----------
  Tranche A Loan, bearing interest at a rate of LIBOR plus 2.75%
    (9.37% at September 30, 2000), due December 31, 2002............................................   $150,000

  Tranche B Loan, bearing interest at a rate of LIBOR plus 3.75%
    (10.37% at September 30, 2000), due December 31, 2005........................................       300,000
  Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25%
    (10.87% at September 30, 2000), due December 31, 2007........................................       473,368
                                                                                                       --------
                                                                                                       $923,368
                                                                                                       ========

The following is a summary of long-term borrowings at December 31, 1999 (In Thousands):

                                                                                                       Amount
                                                                                                     -----------
  Revolving line of credit, bearing interest at a base rate of LIBOR
    Plus 2.25% (8.72% to 8.74% at December 31, 1999).............................................      $202,743
  Bridge facility loan, bearing interest at a base rate of LIBOR
    plus 2.75% (9.23% at December 31, 1999)......................................................       275,000
  Term A Loan, bearing interest at a base rate of LIBOR plus 2.25%
    (8.74% at December 31, 1999).................................................................       181,818
  Term B Loan, bearing interest at a base rate of LIBOR plus 2.75%
    (9.24% at December 31, 1999).................................................................       314,682
  Other..........................................................................................             4
                                                                                                       --------
                                                                                                       $974,247
                                                                                                       ========

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

  The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can only pay dividends based on a certain minimum percentage of its taxable income (currently equal to 95% of its taxable income for the year ending December 31, 2000 and 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of funds from operations ("FFO"), as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases, affiliate transactions and capital expenditures; and (c) certain financial covenants, including requiring that the Company have (i) $50.0 million in cash and cash equivalents on hand at the Vencor Effective Date; (ii) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (iii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month after the Vencor Effective Date.

  Under the terms of the Preliminary Plan of Reorganization the Company would be in compliance with the financial covenants contained in the Amended Credit Agreement if the Vencor Effective Date occurs on or before December 31, 2000. Under the terms of the Amended Credit Agreement, an event of default is deemed to have occurred if the Vencor Effective Date does not occur on or before December 31, 2000. Subject to any defenses available to the Company, if such an event of default were to occur, the Company could be required to immediately repay all the indebtedness under the Amended Credit Agreement upon the demand of the "Required Lenders," as defined in the Amended Credit Agreement. The Company has initiated discussions with the administrative agent for its lenders under the Amended Credit Agreement to obtain a waiver or amendment of this covenant. Under the Amended Credit Agreement, a waiver or amendment of this covenant must be approved by lenders holding (in the aggregate) greater than 50% of the total credit exposure under the Amended Credit Agreement. The Company believes that the holders of a majority of the Vencor bank indebtedness also hold a substantial portion of the total credit exposure under the Amended Credit Agreement. There can be no assurance (i) that a plan of reorganization for Vencor will become effective on or before December 31, 2000, (ii) that the Company will obtain a waiver or amendment of the covenant if a plan of reorganization for Vencor is not effective on or before December 31, 2000, (iii) that the terms of such a waiver or amendment would not have a Material Adverse Effect on the Company, or (iv) that the failure to obtain such a waiver or amendment would not have a Material Adverse Effect on the Company.

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

  The Company has an interest rate swap agreement with a notional principal amount of $875.0 million, under which the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate). The terms of the interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of September 30, 2000, no collateral was required to be posted under the interest rate swap agreement.

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

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements between February and October of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999 the United States District Court for the Western District of Kentucky entered a judgment dismissing the action in its entirety as to all defendants in the case. On April 24, 2000, the United States Court of Appeals for the Sixth Circuit upheld the District Court's judgment dismissing the action in its entirety as to all defendants in the case. On July 14, 2000, the Sixth Circuit granted plaintiffs' motion for rehearing of their appeal en banc and vacated its earlier decision. The parties have filed en banc briefs pursuant to the Court's order. Oral argument en banc before the Sixth Circuit has been set for December 6, 2000. Vencor, on behalf of the Company, is defending this action vigorously.

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

  American X-Rays, Inc. ("AXR") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in AXR to Vencor in the 1998 Spin Off. AXR is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The lawsuit is styled United States ex rel. Doe v. American X-Ray, Inc., No. LR-C-95-332 (E.D. Ark.). The United States of America has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company at the time) and other healthcare providers. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged with and into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil lawsuit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. The Company and Vencor have received several grand jury subpoenas for documents and witnesses, which Vencor, on behalf of the Company has moved to quash. On May 4, 1999, the United States of America amended its civil complaint to include Vencor and the Company as defendants. Vencor and the Company have moved to dismiss the amended complaint. Vencor, on behalf of the Company, is defending this action vigorously. This case has been administratively terminated without prejudice pending the outcome of the settlement discussions among the Department of Justice, the Company and Vencor.

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

  On or about January 7, 2000 the United States of America intervened in each of the following previously sealed (and therefore previously non-public) qui-tam cases with respect to the claims against the Company and/or Vencor: United States ex rel. George Mitchell et al. v. Vencor, Inc. et al. (S.D. Ohio); United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. CV-N-96-00170-HDM (D. Nev., Reno Div.); United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J, (W.D. Kan.) consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H, (M.D. Fla.); United States ex rel. Huff, et. al
v. Vencor, Inc., et al., Civil No. 97-4358 AHM (MCX); United States ex rel. Brzycki v. Vencor, Inc., Civil No. 97-451-JD; United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al.; United States ex rel. Harris and Young v. Vencor, Inc., et al., (E.D. Mo.) 4:99CB00842 and Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et al., (S.D. Fla.). Except for the order in United States ex rel. Harris and Young, which is described below, the order granting the United States' motions to intervene in these lawsuits state that the United States is intervening for the purpose of representing the United States' interests in the Vencor bankruptcy proceeding and to effectuate any settlement reached between the United States and Vencor and/or the Company. The courts have ordered these complaints unsealed, but the Company has not been formally served with a complaint in any of these lawsuits. The deadline for the service of the complaints in most of these cases is currently scheduled to expire in November, 2000. The Company and Vencor have requested that the Department of Justice petition the applicable courts to extend the period of time in which the complaints in these cases must be served on the Company. The Department of Justice has indicated its intention to seek at least a 90 day extension of this time period from the courts in each of these lawsuits. There can be no assurances that such extensions will be obtained. Each of these lawsuits is described in more detail immediately below.

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

  In United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. CV-N-96-00170-HDM (D. Nev., Reno Div.), filed on March 15, 1996, it is alleged that Medisave Pharmacies, Inc. ("Medisave"), a former subsidiary of the Company and now a subsidiary of Vencor, (a) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (b) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (c) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. It also alleged that Medisave had a policy of offering kickbacks such as free equipment to skilled nursing facilities to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and Vencor and/or the Company do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In the lawsuits styled United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J (W.D. Kan.), filed on June 25, 1996, consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H, (M.D. Fla.), filed on June 4, 1998, it is alleged that the Company, Vencor and Vencare, among others, submitted and conspired to submit false claims to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing facility residents. The Company and Vencare billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of its therapists. It is further alleged that the Company and Vencare presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing facilities with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and Vencor and/or the Company do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  The Company is a defendant in the case captioned United States ex rel. Huff, et al. v. Vencor, Inc., et al., Civil No. 97-4358 AHM(MCX) filed in the United States District Court for the Central District of California on June 13, 1997. The complaint alleges, among other things, that the defendants violated the Federal Civil False Claims Act by submitting false claims to Medicare, Medicaid and CHAMPUS programs by allegedly (a) falsifying patient bills and submitting the bills to Medicare, Medicaid and CHAMPUS programs, (b) submitting bills for intensive and critical care not actually administered to patients, (c) the falsifying of patient charts in relation to the billing, (d) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (e) billing for sales calls made by nurses to prospective patients. The complaint further alleges the improper establishment of TEFRA rates. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and Vencor and/or the Company do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  The Company is a defendant in the proceeding captioned United States ex rel. Brzycki v. Vencor, Inc., Civil No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. In this lawsuit the Company is accused of knowingly violating the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint includes allegations that the Company (a) fabricated diagnostic codes by ordering and providing medically unnecessary ancillary services (such as respiratory therapy), (b) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; (c) billed for products or services not received or not received in the manner billed, and (d) paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients in violation of the Anti-Kickback Act and Stark laws. The complaint seeks unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and Vencor and/or the Company do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  In United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al., filed in the Southern District of California on July 23, 1998, it is alleged that the defendants, including Transitional, submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federally and state funded programs during a period commencing in 1993. The complaint also includes certain other state law claims. The conduct complained of allegedly violates the Federal False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper, unnecessary and false services, excess collections associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that reimburse at a higher level, and improperly allocating hospital insurance expenses. In addition, the complaint avers that defendants were inconsistent in their reporting of cost report data, paid out kickbacks to increase patient referrals to defendant hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages and expenses. The United States has informed the Company that it has withdrawn its intervention in this case and declined the case. The Company disputes the allegations contained in the complaint. If the United States and Vencor and/or the Company do not reach a settlement or should the complaint in this lawsuit be served on Transitional, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  The lawsuit styled United States ex rel. Harris and Young v. Vencor, Inc., et al., 4:99CB00842 (E.D. Mo.), filed on May 25, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the defendants submitted or cause to be submitted false claims for reimbursement to the Medicare and CHAMPUS programs. Vencare, the Company's former subsidiary and a current subsidiary of Vencor, allegedly (a) over billed for respiratory therapy services, (b) rendered medically unnecessary treatment, and (c) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. By order of the court entered on March 23, 2000, this case was dismissed without prejudice as to the United States and with prejudice as to all other plaintiffs.

  In Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et al., (S.D. Fla.), filed on or about June 8, 1999, it is alleged that the defendants, including the Company, presented or caused to be presented false or fraudulent claims for payment to the United States under the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint claims that Medisave, a former subsidiary of the Company, which was transferred to Vencor in the 1998 Spin Off, systematically overcharged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorneys' fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and Vencor and/or the Company do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Vencor, on behalf of the Company, intends to defend this action vigorously.

  If the Department of Justice investigations and the qui tam claims were ultimately decided in a manner adverse to the Company, such adverse decisions could have a Material Adverse Effect on the Company. Although the Company believes it has numerous good faith, valid legal and factual defenses to the Department of Justice and qui tam claims, the Company and Vencor continue to be engaged in discussions with the Department of Justice regarding a settlement of the investigations and the qui tam actions. The United States has intervened in the Mitchell, Danley, Meharg, Roberts, Bryzcki Huff and Graham qui tam lawsuits described above for the purpose of facilitating any such settlement. Such a settlement, if reached, would resolve all of the actions in which the Department of Justice has intervened and other claims by the Department of Justice, and could involve the payments of amounts by the Company that might not be subject to Indemnification and that would have a Material Adverse Effect on the Company. There can be no assurance that the Company, Vencor and the Department of Justice will reach a settlement relative to all or any such claims.

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

  The Company is a party to certain legal actions and regulatory investigations which arise from the normal course of its prior healthcare operations. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that other regulatory agencies will not initiate additional investigations related to the Company's prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a Material Adverse Effect on the Company. The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business from the Company's prior healthcare operations which are being defended by Vencor under the Indemnification. It is the opinion of management that, except as set forth in this Note 5, the disposition of these other lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a Material Adverse Effect on the Company.

Unasserted Claims--Potential Liabilities Due to Fraudulent Transfer Considerations, Legal Dividend Requirements and Other Claims

 The Company

  The 1998 Spin Off, including the simultaneous distribution of the Vencor common stock to the Ventas stockholders (the "Distribution"), is subject to review under fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or a representative of creditors (such as a trustee or debtor-in-possession in bankruptcy of the Company or any of its respective subsidiaries) were to determine that, as of the 1998 Spin Off, the Company did not receive fair consideration or reasonably equivalent value for distributing the stock distributed in the 1998 Spin Off and, at the time of the 1998 Spin Off, the Company or any of its subsidiaries (a) was insolvent or was rendered insolvent, (b) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (c) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things order the holders of the stock distributed in the 1998 Spin Off to return the value of the stock and any dividends paid thereon and/or invalidate, in whole or in part, the 1998 Spin Off as a fraudulent conveyance.

 Vencor

  Although no claims have been formally asserted, legal counsel for Vencor and certain of its creditors have raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. If a court in a lawsuit by Vencor or a representative of Vencor's creditors were to determine that, as of the 1998 Spin Off, Vencor did not receive fair consideration or reasonably equivalent value for the liabilities it assumed (such as the Master Leases or the Indemnification obligation), and, at the time of the 1998 Spin Off, Vencor (a) was insolvent or was rendered insolvent, (b) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (c) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things void some or all of such liabilities. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of Vencor's solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim or other claim is ultimately asserted by Vencor, its creditors, or others, the ultimate outcome of any such claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. The Company will require that the potential claims of Vencor relating to the 1998 Spin Off be released in a Vencor plan of reorganization. However, there can be no assurance that Vencor will be successful in achieving a plan of reorganization or that such releases will be included in a Vencor plan of reorganization which may be confirmed. If these claims were to prevail, it could have a Material Adverse Effect on the Company.

  Vencor previously filed a motion with the Delaware bankruptcy court seeking approval of the Ninth DIP Amendment. Under the Ninth DIP Amendment, the proceeds of the DIP facility may be used to fund, among other things, Vencor's expenses in any litigation against the Company commencing before September 30, 2000 relating to the Spin Agreements and/or the 1998 Spin Off. In connection with the ongoing discussions among Vencor, Vencor's creditors and the Company, Vencor has postponed the hearing of the motion for approval of the Ninth DIP Amendment until November 9, 2000. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Vencor."

Legal Dividend Requirements

  In addition, the 1998 Spin Off is subject to review under state corporate distribution and dividend statutes. Under Delaware law, a corporation may not pay a dividend to its stockholders if (a) the net assets of the corporation do not exceed its capital, unless the amount proposed to be paid as a dividend is less than the corporation's net profits for the current and/or preceding fiscal year in which the dividend is to be paid, or (b) the capital of the corporation is less than the aggregate amount allocable to all classes of its preferred stock.

  The Company believes that (a) the Company and each of its subsidiaries were solvent (in accordance with the foregoing definitions) at the time of 1998 Spin Off, were able to repay their debts as they matured following the 1998 Spin Off and had sufficient capital to carry on their respective businesses and (b) the 1998 Spin Off was consummated entirely in compliance with Delaware law. There is no certainty, however, that a court would reach the same conclusions in determining whether the Company was insolvent at the time of, or after giving effect to, the 1998 Spin Off or whether lawful funds were available for the 1998 Spin Off.

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

  No provision for liability, if any, resulting from the aforementioned litigation has been made in the financial statements at September 30, 2000.

Other Legal Proceedings

  The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively "Black Diamond"), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. These counterclaims allege, among other things, that the Company wrongfully, and in violation of the terms of the Bank Credit Agreement, (a) failed to recognize an assignment to Black Diamond of certain notes issued under the Bank Credit Agreement, (b) failed to issue to Black Diamond new notes under the Bank Credit Agreement, and (c) executed the Waiver and Extension Agreement between the Company and its lenders. The counterclaims further claim that the Company acted tortiously in commencing the action against the defendants. The counterclaims specifically allege that the foregoing actions wrongfully interfered with Black Diamond's profitable ongoing business relations with a third party and seek damages of $11,796,875 (the principal amount of the Company's Bridge Loan under the Bank Credit Agreement claimed to have been held by Black Diamond), plus interest, costs, and fees and additional unspecified amounts to be proven at trial; in addition Black Diamond is seeking a declaration that the Waiver and Extension Agreement is void and unenforceable.

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

  Under the terms of the Amended Credit Agreement, a lender may assign all or any portion of its indebtedness under the Amended Credit Agreement with prior written consent of the Company which consent shall not be unreasonably withheld. On September 12, 2000, the Company issued written notice that the Company would not consent to two separate requests for assignments by lenders under the Amended Credit Agreement. The Company believes it withheld consent to these assignments on reasonable grounds. The lenders have objected in writing to the Company's failure to consent to the proposed assignments. The Company intends to vigorously defend its position to withhold consent to the assignments proposed by these lenders.

  The Company is party to various lawsuits arising in the normal course of the Company's business. It is the opinion of management that, except as set forth in this Note 5, the disposition of these lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions is incorrect such lawsuits could have a Material Adverse Effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Forward Looking Statements

  This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations. The Company does not undertake any duty to update such forward looking statements.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the treatment of the Company's claims in the chapter 11 cases of its primary tenant, Vencor, Inc. ("Vencor") and certain affiliates, as well as certain of its other tenants, (b) the ability and willingness of Vencor to continue to meet and/or honor its obligations under the Spin Agreements (as defined below), including, without limitation, the obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Vencor in the 1998 Spin Off, (c) the ability of Vencor and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future health care reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company,
(h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) the results of the settlement discussions Vencor and Ventas have been engaged in with the federal government seeking to resolve federal civil and administrative claims against them arising from the participation of Vencor facilities in various federal health benefit programs, (k) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (l) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due and to amend certain provisions of its Amended Credit Agreement (as defined below) that could require the Company to repay all of its indebtedness under the Amended Credit Agreement if Vencor does not emerge from bankruptcy by December 31, 2000, and (m) the ability of the Company to maintain its qualification as a real estate investment trust. Many of such factors are beyond the control of the Company and its management.

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

Background Information

  Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, beginning with the tax year ending December 31, 1999. Although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2000 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or
elect not to continue to qualify as a REIT in any such tax year.   The Company
owns or leases 45 hospitals (comprised of two acute care hospitals and 43 long-term acute care hospitals), 218 nursing facilities and eight personal care facilities in 36 states, as of September 30, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

Recent Developments Regarding Vencor

  On September 13, 1999, Vencor filed for protection under chapter 11 of the Bankruptcy Code. Under the automatic stay provisions of the Bankruptcy Code, the Company is currently prevented from exercising certain rights and remedies under the various agreements (the "Spin Agreements") that the Company and Vencor entered into at the time the Company spun off its health care operations to Vencor (the "1998 Spin Off"), including the four master lease agreements relating to 254 facilities and the single nursing facility lease that the Company entered into with Vencor and certain of its subsidiaries (individually a "Master Lease" and collectively the "Master Leases") and from taking certain enforcement actions against Vencor.

  The Company, Vencor and Vencor's major creditors have been engaged in negotiations both prior and subsequent to Vencor's bankruptcy filing to restructure Vencor's debt and lease obligations. At the time of Vencor's filing for protection under the Bankruptcy Code, Vencor's major creditors, Vencor and Ventas agreed upon the terms of a preliminary, non-binding agreement regarding Vencor's plan of reorganization (the "September 1999 Agreement in Principle"). After the filing of Vencor's bankruptcy petition, Vencor and certain of its major creditors asserted that events arising after the filing of Vencor's bankruptcy petition have required adjustments in the Vencor financial projections utilized as a basis for the structure of the September 1999 Agreement in Principle. Vencor and these major creditors advised the Company of their unwillingness to proceed under the terms of the September 1999 Agreement in Principle.

  In the first quarter of 2000, the Company, Vencor and Vencor's major creditors entered into discussions regarding proposed changes to the terms contained in the September 1999 Agreement in Principle as well as other matters relating to Vencor's plan of reorganization. Although the parties did not reach agreement on the terms of an alternative restructuring of Vencor's debt and lease obligations, Vencor, with the apparent support of its major creditors, filed its preliminary plan of reorganization on September 29, 2000 (the "Preliminary Plan of Reorganization"). The Preliminary Plan of Reorganization contains certain, but not all, of the material terms for a restructuring of Vencor's debt and
lease obligations.   The Company does not support the Preliminary Plan of
Reorganization. The Company has continued to engage in discussions with Vencor and Vencor's major creditors in an effort to reach an agreement for the restructuring of Vencor's debt and lease obligations that all parties can support. The Company will not vote to approve any plan of reorganization that is not acceptable to the Company, taking into consideration all facts and circumstances at the time. The Company does not intend to update the foregoing information until the Company, Vencor and Vencor's major creditors agree upon the terms of Vencor's plan of reorganization. There can be no assurance that Vencor will be successful in obtaining the approval of its creditors or the Company for a plan of reorganization, that any such plan will not be confirmed over the objection of the Company or any creditor, that any such plan will be on terms acceptable to the Company, Vencor and its creditors, or that any plan of reorganization will not have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect"). See "Note 3--Concentration of Credit Risk and Recent Developments" to the Condensed Consolidated Financial Statements.

  Vencor has stated that it intends to set December 6, 2000 as the disclosure statement hearing date for a Vencor plan of reorganization. If the Delaware bankruptcy court approves the disclosure statement at that time, it could be mailed to creditors in December, 2000 and they could vote on the plan of reorganization in January, 2001. There can be no assurance that these dates will not change.


  On November 6, 2000, Vencor filed a first amended plan of reorganization (the "First Amended Plan") with the Bankruptcy Court incorporating into the Preliminary Plan of Reorganization the terms relating to the proposed comprehensive settlement of the claims by the United States against the Company and Vencor. The First Amended Plan does not make any other changes to the terms of the Preliminary Plan of Reorganization, which remains subject to further amendments and supplements.

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

  In its proposed rule, HCFA developed new categories of service classifications for payment purposes and proposed to increase reimbursement rates for higher cost cases using a new index system based on patient clinical variables. HCFA is accepting public comments on the proposed refinements, and a final rule will be issued once the agency has considered all submitted comments.

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

  On July 25, 2000, HCFA announced that it would delay the proposed technical refinements to the SNF PPS until October 1, 2001, at the earliest. As a result, the 20% interim increase has been extended from October 1, 2000 until October 1, 2001. HCFA also confirmed that the 4% increase in per diem reimbursement rate for all RUGS would be implemented on October 1, 2000 as scheduled.

Recent Developments Regarding Income Taxes

  On February 3, 2000, the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon as a result of a carryback of losses reported in the Company's 1998 federal income tax return. The United States Department of the Treasury-- Internal Revenue Service has filed a proof of claim in the Vencor bankruptcy proceeding asserting a claim against Vencor to the Refund. Vencor, in turn, has asserted that it is entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. Vencor and the Company are engaged in a dispute relating to the entitlement to certain federal, state and local tax refunds and the Internal Revenue Service may assert a right to some or all of such refunds. See "Note 3--Concentration of Credit Risk and Recent Developments -- Recent Developments Regarding Income Taxes" to the Condensed Consolidated Financial Statements.

  The Company, Ventas Realty, and Vencor entered into a stipulation relating to certain of these federal, state and local tax refunds (including the Refund) on or about May 23, 2000 (the "Tax Stipulation"). Under the terms of the Tax Stipulation, which was approved by the Vencor bankruptcy court on May 31, 2000, proceeds of certain federal, state and local tax refunds for tax years ending prior to or including April 30, 1998, received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, are to be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation contains notice provisions relating to the withdrawal of funds by either company from the segregated accounts. The Tax Stipulation terminates automatically on the earlier of (a) the date of termination the stipulation entered into by the Company and Vencor (the "Rent Stipulation") for the payment of rent by Vencor to the Company commencing in September 1999, and (b) the date Vencor provides notice of its intent to terminate the Rent Stipulation. Both companies reserve all rights and claims regarding the refund proceeds under the Tax Stipulation.

  The Internal Revenue Service recently completed its review of the Company's federal income tax returns for the tax years ending December 31, 1995 and December 31, 1996. The Company will likely receive a refund of approximately $2.4 million (the "Audit Refund") as a result of the audit adjustments to the Company's 1995 and 1996 federal income tax returns. The Company expects that the Audit Refund will be deposited into the segregated accounts maintained under the Tax Stipulation, provided that the Tax Stipulation is in effect at the time the Audit Refund is received.

  There can be no assurance as to how matters related to the tax refunds or any tax assessed for these same years or other years of the Company will be resolved or as to whether the Company will ultimately retain all or a portion of any of the refund proceeds, including the Refund and the Audit Refund. Accordingly, the refund proceeds (including the Refund) and interest earned thereon, have been classified with the other liabilities of the Company at September 30, 2000 in the Condensed Consolidated Financial Statements.

  No net provision for income taxes has been recorded in the Condensed Consolidated Financial Statements for the nine months ended September 30, 2000 due to the Company's current intention to continue to qualify as a REIT, distribute 95% of its 2000 taxable income as a dividend and the existence of net operating losses that offset the remaining liability for federal corporate income taxes for the 2000 tax year. Although the Company intends to continue to qualify as a REIT for the 2000 tax year and to distribute 95% of its 2000 taxable income, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT for the 2000 tax year and distribute 95% of its 2000 taxable income. The Company's failure to continue to qualify as a REIT could have a Material Adverse Effect on the Company.


Recent Developments Regarding Liquidity

  On January 31, 2000, the Company and all of the lenders under a prior credit agreement entered into the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement"), which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

Other Recent Developments

  Certain of the Company's other operators have experienced financial difficulties that have impacted their ability to perform their obligations under agreements with the Company. See "Note 3--Concentration of Credit Risk and Recent Developments--Other Recent Developments" to the Condensed Consolidated Financial Statements.

Results of Operations

  The Company elected to qualify as a REIT for federal income tax purposes for the tax year ended December 31, 1999. The Company intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended, for the tax year ended December 31, 2000 and subsequent tax years. No net provision for income taxes has been recorded in the Condensed Consolidated Financial Statements for the nine months ended September 30, 2000 and 1999 due to the Company's intention to continue to qualify as a REIT which requires it to distribute 95% of its 2000 taxable income as a dividend and the existence of net operating losses that offset the remaining 2000 liability for federal corporate income taxes. Although the Company intends to continue to qualify as a REIT, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT. The Company's failure to continue to qualify as a REIT could have a Material Adverse Effect on the Company.

Three months ended September 30, 2000 and September 30, 1999

  Rental income for the three months ended September 30, 2000 was $58.6 million, of which $57.8 million (98.7%) resulted from leases with Vencor, as compared to rental income for the three months ended September 30, 1999 of $57.5 million, of which $56.6 million (98.4%) resulted from leases with Vencor. Interest income totaled approximately $2.3 million for the three months ended September 30, 2000 as compared to approximately $1.5 million for the three months ended September 30, 1999. The increase in interest income was primarily the result of earnings from investment of larger cash reserves during the quarter ended September 30, 2000. The Company realized a gain of approximately $0.3 million on the sale of a tract of land pursuant to a pre-existing option during the quarter ended September 30, 1999.

  Expenses totaled $52.3 million for the quarter ended September 30, 2000, and included $10.5 million of depreciation expense on real estate assets and $23.7 million of interest on the Amended Credit Agreement and other debt. For the quarter ended September 30, 1999, expenses totaled $46.3 million and included $10.9 million of depreciation expense on real estate assets and $22.4million of interest on the Bank Credit Agreement and other debt. The $6.0 million increase in expenses was due primarily to (a) a charge to earnings of $12.5 million for the quarter ended September 30, 2000 for unpaid rent from tenants versus $7.5 million reserved in the same period of the previous year, which primarily includes the difference between the minimum monthly base rent that would be due under the current terms of the Master Leases with Vencor and the base rent that was paid under the terms of the Rent Stipulation, (b) increased interest expense, and (c) increased general and administrative expenses.

  Interest expense of $23.7 million for the quarter ended September 30, 2000 increased by $1.3 million over interest expense of $22.4 million for the quarter ended September 30, 1999. The increase in interest expense was due primarily to the higher interest rates under the Amended Credit Agreement. The increase in interest expense was offset in part by the reduced principal amount and reduced amortization of deferred financing fees. For the three months ended September 30, 2000, amortization of deferred financing fees was $0.6 million compared to $1.2 million for the three months ended September 30, 1999. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  General and administrative expenses totaled $2.6 million for the quarter ended September 30, 2000, as compared to $1.4 million for the quarter ended September 30, 1999. The increase consists primarily of state, local and other taxes and agent fees under the Amended Credit Agreement.

  Professional fees totaled approximately $2.7 million for the three months ended September 30, 2000, as compared to $3.8 million for the three months ended September 30, 1999. The decrease relates primarily to the reduction in unusual professional fees ($2.4 million versus $3.2 million, respectively) incurred as a result of ongoing negotiations with Vencor and the unusual fees incurred in the third quarter of 1999 in connection with Vencor's bankruptcy filing and in connection with the Company's business strategy alternatives as discussed above in "Recent Developments Regarding Vencor" and "Recent Developments Regarding Liquidity." Substantial legal and financial advisory expenses will continue to be incurred by the Company until a resolution of these matters is reached, although there can be no assurance that such a resolution will be reached.

  Net income for the three months ended September 30, 2000 was $8.6 million, or $0.13 per diluted share. Net income for the three months ended September 30, 1999 was $13.0 million, or $0.19 per diluted share.

Nine months ended September 30, 2000 and September 30, 1999

  Rental income for the nine months ended September 30, 2000 was $174.3 million, of which $171.8 million (98.6%) resulted from leases with Vencor, as compared to rental income for the nine months ended September 30, 1999 of $171.2 million, of which $168.5 million (98.4%) resulted from leases with Vencor. Interest income totaled approximately $5.7 million for the nine months ended September 30, 2000 as compared to approximately $2.4 million for the nine months ended September 30, 1999. The increase in interest income was primarily the result of earnings from investment of larger cash reserves during the nine months ended September 30, 2000. The Company realized a gain of approximately $0.3 million on the sale of a tract of land pursuant to a pre-existing option during the nine months ended September 30, 1999.

  Expenses totaled $156.9 million for the nine months ended September 30, 2000, and included $31.7 million of depreciation expense on real estate assets and $71.3 million of interest on the Amended Credit Agreement and other debt. For the nine months ended September 30, 1999, expenses totaled $120.3 million and included $32.8 million of depreciation expense on real estate assets and $65.3 million of interest on the Bank Credit Agreement and other debt. The $36.6 million increase in expenses was due primarily to (a) a charge to earnings of $35.8 million for unpaid rent from tenants (versus $7.5 million in the same period in the prior year), which primarily includes the difference between the minimum monthly base rent that would be due under the current terms of the Master Leases with Vencor and the base rent that was paid under the terms of the Rent Stipulation, (b) increased interest expense, (c) increased professional fees and (d) increased general and administrative expenses.

  Interest expense of $71.3 million for the nine months ended September 30, 2000 increased by $6.0 million over interest expense of $65.3 million for the nine months ended September 30, 1999. The increase in interest expense was due primarily to the higher interest rates under the Amended Credit Agreement. The increase in interest expense was offset in part by the reduced principal amount ($923.4 million and $975.1 million as of September 30, 2000 and 1999, respectively) and reduced amortization of deferred financing fees. For the nine months ended September 30, 2000, amortization of deferred financing fees was $2.6 million compared to $3.7 million for the nine months ended September 30, 1999. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  General and administrative expenses totaled $7.4 million for the nine months ended September 30, 2000, as compared to $4.8 million for the nine months ended September 30, 1999. The increase consists primarily of state, local and other taxes and agent fees under the Amended Credit Agreement.

  Professional fees totaled approximately $9.3 million for the nine months ended September 30, 2000, as compared to $7.6 million for the nine months ended September 30, 1999, and included approximately $7.8 million and $6.7 million, respectively, in unusual professional fees (legal and financial advisory) incurred as a result of ongoing negotiations with Vencor and in connection with the Company's business strategy alternatives as discussed above in "Recent Developments Regarding Vencor" and "Recent Developments Regarding Liquidity." Substantial legal and advisory expenses will continue to be incurred by the Company until a resolution of the Vencor matter is reached, although there can be no assurance that such a resolution will be reached.

  The Company also incurred $0.4 million and $1.3 million in non-recurring employee severance costs in the first quarter of 2000 and the first quarter of 1999, respectively.

  During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement. See "Note 4- -Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  After extraordinary expenses of $4.2 million, or $0.06 per diluted share, as discussed above, net income for the nine months ended September 30, 2000 was $18.8 million, or $.28 per diluted share. Net income for the nine months ended September 30, 1999 was $53.5 million, or $0.79 per diluted share.

Funds from Operations

  Funds from operations ("FFO") for the three months ended and the nine months ended September 30, 2000 totaled $19.1 million and $54.7 million, or $0.28 and $0.80 per diluted share, respectively. FFO for the comparable period in 1999 totaled $23.7 million and $86.1 million, or $0.35 and $1.27 per diluted share, respectively. In calculating net income and FFO for the three months and nine months ended September 30, 2000 and 1999 the Company included in its expenses (and thus reduced net income and FFO) the aforementioned non-recurring employee severance costs and unusual legal and financial advisory expenses. FFO for the three months and nine months ended September 30, 2000 and 1999 is summarized in the following table:


                                                             Three Months Ended                    Nine Months Ended
                                                       -------------------------------       ------------------------------
                                                       September 30,   September 30,         September 30,  September 30,
                                                       --------------  --------------        -------------  --------------
                                                            2000            1999                  2000            1999
                                                           -------         -------              -------          -------
  Net income.........................................      $ 8,581         $13,027              $18,826         $53,531
  Extraordinary loss on extinguishment of debt.......            -               -                4,207               -
                                                           -------         -------              -------         -------
     Income before extraordinary loss................        8,581          13,027               23,033          53,531
  Add: depreciation on real estate investments.......       10,522          10,944               31,682          32,832
  Less:  realized gain on sale of asset..............            -            (254)                   -            (254)
                                                           -------         -------              -------         -------
     Funds from operations...........................      $19,103         $23,717              $54,715         $86,109
                                                           =======         =======              =======         =======
   FFO per diluted share.............................      $  0.28         $  0.35              $  0.80         $  1.27
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

Liquidity and Capital Resources

  Cash provided by operations totaled $62.2 million for the nine months ended September 30, 2000, which excludes restricted cash of $28.2 million. The $28.2 million of restricted cash represents tax refund proceeds that are governed by the terms of the Tax Stipulation. For the nine months ended September 30, 1999 cash provided by operations totaled $80.1 million. Net cash used in financing activities for the nine months ended September 30, 2000 totaled $105.9 million and included a $50.9 million payment of principal on the Amended Credit Agreement and the Bank Credit Agreement and $42.4 million payment of a cash dividend or $0.62 per common share to stockholders of record as of September 18, 2000. Net cash provided by financing activities for the nine months ended September 30, 1999 totaled $39.1 million after payment of a cash dividend on its common stock of $26.5 million, or $0.39 per common share to stockholders of record as of January 29, 1999.

  The Company had cash and cash equivalents of $96.1 million (excluding restricted cash of $28.2 million) and outstanding debt of $923.4 million at September 30, 2000.

  The Company filed its federal income tax return for the tax year ending December 31, 1999 (the "1999 Tax Year") on September 14, 2000 electing to qualify as a REIT for the 1999 Tax Year. On September 8, 2000, the Company declared a cash dividend on its common stock of $42.4 million, or $0.62 per common share. The Company paid the dividend on September 28, 2000 to stockholders of record on September 18, 2000. This dividend, when combined with the cash dividend of $26.5 million, or $0.39 per common share, paid by the Company on February 17, 1999 to stockholders of record on January 29, 1999, represents at least 95% of the Company's taxable income for the 1999 Tax Year. This combined dividend, together with the satisfaction of certain other criteria, enabled the Company to elect REIT status for the 1999 Tax Year.

  The Company did not declare or pay a dividend in the first, second or third quarters of the tax year ending December 31, 2000 (the"2000 Tax Year"). The Company intends to continue to qualify as a REIT for the 2000 Tax Year and subsequent tax years. Such qualification requires the Company to declare a distribution of 95% of its taxable income for any given tax year not later than September 15 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e. September 15, 2001 for the 2000 Tax Year) and pay such dividend not later than December 31 of that same year (i.e. December 31, 2001 for the 2000 Tax Year), or, if earlier, prior to the payment of the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e. January 31, 2001 for the 2000 Tax Year), the Company is required to pay a 4% non-deductible excise tax on the difference between 85% of its taxable net income for the year in respect of which the dividend is to be paid and the aggregate amount of dividends paid for that tax year on or prior to January 31 of the year following the year in respect of which the dividend is to be paid. The Company currently intends to distribute 95% of its taxable income for the 2000 Tax Year, but there can be no assurance that it will do so or when such distribution will be made. The Company's dividend for the 2000 Tax Year may be satisfied by a distribution of a combination of cash and other property or securities.

  The amount of the total dividend declared and paid by the Company for the 1999 Tax Year should not be viewed as an indication of future dividend levels, which are likely to be lower. The Company is unable to predict the amount or timing of future dividends due to the uncertainty over the restructuring of Vencor.

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

  Although the Company intends to continue to qualify as a REIT for the 2000 Tax Years and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. If the Company were to fail or elect not to continue to qualify as a REIT in any such tax year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election to qualify as a REIT the Company would not be eligible to elect again to be treated as a REIT before the fifth taxable year after the year of such termination or revocation.

  The Company is required to make a $50.0 million payment on the $200 million Tranche A Loan under the Amended Credit Agreement within 30 days after the Vencor Effective Date. The Company currently believes that this $50.0 million payment will be funded by cash on hand and cash flows from operations.

    Under the terms of the Preliminary Plan of Reorganization the Company would be in compliance with the financial covenants contained in the Amended Credit Agreement if the Vencor Effective Date occurs on or before December 31, 2000. Under the terms of the Amended Credit Agreement, an event of default is deemed to have occurred if the Vencor Effective Date does not occur on or before December 31, 2000. Subject to any defenses available to the Company, if such an event of default were to occur, the Company could be required to immediately repay all the indebtedness under the Amended Credit Agreement upon the demand of the "Required Lenders," as defined in the Amended Credit Agreement. The Company has initiated discussions with the administrative agent for its lenders under the Amended Credit Agreement to obtain a waiver or amendment of this covenant. Under the Amended Credit Agreement, a waiver or amendment of this covenant must be approved by lenders holding (in the aggregate) greater than 50% of the total credit exposure under the Amended Credit Agreement. The Company believes that the holders of a majority of the Vencor bank indebtedness also hold a substantial portion of the total credit exposure under the Amended Credit Agreement. There can be no assurance (i) that a plan of reorganization for Vencor will become effective on or before December 31, 2000, (ii) that the Company will obtain a waiver or amendment of the covenant if a plan of reorganization for Vencor is not effective on or before December 31, 2000, (iii) that the terms of such a waiver or amendment would not have a Material Adverse Effect on the Company, or (iv) that the failure to obtain such a waiver or amendment would not have a Material Adverse Effect on the Company.

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

  The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 2000, the Company had an $875 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the interest rate swap agreement is scheduled to decline as follows:

                    Notional Amount                     Date
                    ---------------               ------------------
                      850,000,000                 December 31, 2000
                      800,000,000                 December 31, 2001
                      775,000,000                 December 31, 2002
                          --                      September 30, 2003

  When interest rates rise the interest rate swap agreement increases in fair value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. As of September 30, 2000, interest rates had risen and the interest rate swap agreement was in an unrealized gain position to the Company of approximately $12.0 million. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2000:


        Notional Amount....................................   $875,000,000
        Fair Value to the Company..........................   $ 11,979,619
        Fair Value to the Company Reflecting
           Change in Interest Rates
             -100 BPS......................................    ($6,202,343)
             +100 BPS......................................    $29,580,496

  The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceed certain levels (the "threshold levels"). The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of September 30, 2000, the threshold level under the interest rate swap agreement was a fair value unrealized loss of $35.0 million and the interest rate swap agreement was in an unrealized gain position to the Company of $12.0 million; therefore, no collateral was required to be posted. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

                          PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q for the quarters ending March 31, 2000 and June 30, 2000.


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

ITEM 5.   OTHER INFORMATION

  R. Gene Smith resigned as a member of the Board of Directors of the Company effective October 31, 2000. Mr. Smith resigned to devote his full time and attention to the management of his many other businesses.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

      4.1 Letter Agreement relating to a waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc. in favor of The Baupost Group, LLC, dated October 27, 1999.

      4.2 Letter Agreement relating to a waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc. in favor of Cohen & Steers Capital Management, Inc., dated May 8, 2000.

      4.3 Letter Agreement terminating the waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc. in favor of Franklin Mutual Advisors, LLC, dated September 27, 2000.

      27   Financial Data Schedule.

  (b) REPORTS ON FORM 8-K:

  On September 12, 2000, the Company filed a Current Report on Form 8-K announcing that on September 8, 2000 its board of directors voted to pay a cash dividend of $0.62 per share payable on September 28, 2000 to stockholders of record on September 18, 2000 and that the Company would not declare or pay a third quarter 2000 dividend at that time.

  On October 2, 2000, the Company filed a Current Report on Form 8-K announcing, among other things, that it did not support the preliminary plan of reorganization filed by Vencor, Inc. on September 29, 2000 and that the plan would require changes on substantive issues before the Company would support it. The Company also announced that it would be in compliance with the covenants under its bank credit agreement if the preliminary plan of reorganization filed on September 29, 2000 by Vencor were to become effective by December 31, 2000 and that it intends to engage in discussions with its lenders to obtain a waiver or amendment of this covenant if it appears that an acceptable plan will not become effective by December 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2000

                                  Ventas, Inc.


                                  By: /s/ Debra A. Cafaro
                                      -------------------
                                       Debra A. Cafaro
                                       Chief Executive Officer and President




                                  By: /s/ Mary L. Smith
                                      -----------------
                                       Mary L. Smith
                                       Principal Accounting Officer