Form 10-K
period 2000-12-31
VENTAS INC
filed 2001-04-16
CIK 740260

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

                  For the fiscal year ended December 31, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-10989

                                 VENTAS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              61-1055020
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

         4360 Brownsboro Road
               Suite 115
         Louisville, Kentucky                        40207-1642
    (Address of principal executive                  (Zip Code)
               offices)

                                (502) 357-9000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
                Title of Each Class:            on which Registered:
                --------------------           -----------------------
       Common Stock, par value $.25 per share  New York Stock Exchange
       Preferred Stock Purchase Rights         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. _____

   As of March 30, 2001, there were 68,698,807 shares of the Registrant's common stock, $.25 par value ("Common Stock"), outstanding. The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on March 30, 2001, was approximately $564.5 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

   Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001 to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CAUTIONARY STATEMENTS

 Forward-looking Statements

   This Form 10-K includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding Ventas, Inc.'s ("Ventas" or the "Company") and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust ("REIT"), plans and objectives of management for future operations and statements that include words such as "if," "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations. The Company does not undertake a duty to update such forward-looking statements.

   Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the treatment of the Company's claims in the chapter 11 cases of its primary tenant, Vencor, Inc. and certain of its affiliates (collectively, "Vencor"), as well as certain of its other tenants,
(b) the ability and willingness of Vencor to consummate its plan of reorganization, and to continue to meet and/or honor its obligations under its contractual arrangements with the Company and the Company's wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"), including without limitation the various agreements (the "Spin Agreements") entered into by the Company and Vencor at the time of the corporate reorganization on May 1, 1998 (the "1998 Spin Off") pursuant to which the Company was separated into two publicly held corporations, (c) the ability and willingness of Vencor to continue to meet and/or honor its obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Vencor in the 1998 Spin Off, (d) the ability of Vencor and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (e) the Company's success in implementing its business strategy, (f) the nature and extent of future competition, (g) the extent of future health care reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (h) increases in the cost of borrowing for the Company, (i) the ability of the Company's operators to deliver high quality care and to attract patients, (j) the results of litigation affecting the Company, (k) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (l) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due and to amend certain provisions in the Amended Credit Agreement (as defined below) that could require the Company to repay all of its indebtedness under the Amended Credit Agreement if Vencor does not emerge from bankruptcy by June 30, 2001, (m) the movement of interest rates and the resulting impact on the value of the Company's interest rate swap agreement and the ability of the Company to satisfy its obligation to post cash collateral if required to do so under such interest rate swap agreement,
(n) the ability and willingness of Atria, Inc. ("Atria") to continue to meet and honor its contractual arrangements with the Company and Ventas Realty entered into connection with the Company's spin off of its assisted living operations and related assets and liabilities to Atria in August 1996 (the "Atria Spin Off"), (o) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (p) the outcome of the audit being conducted by the Internal Revenue Service for the Company's tax years ended December 31, 1997 and 1998,
(q) final determination of the Company's net taxable income for the tax year ended December 31, 2000, and (r) the results of the settlement among the Company, Vencor and the federal government concerning federal civil and administrative claims against the Company and Vencor arising from the participation of Vencor facilities in various federal health benefit programs. Many of such factors are beyond the control of the Company and its management.

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

                               TABLE OF CONTENTS

                                     PART I

 Item 1.     Business....................................................     5
 Item 2.     Properties..................................................    62
 Item 3.     Legal Proceedings...........................................    69
 Item 4.     Submission of Matters to a Vote of Security Holders.........    69

                                    PART II

 Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    70
 Item 6.     Selected Financial Data.....................................    72
 Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    73
 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..    84
 Item 8.     Financial Statements and Supplementary Data.................    84
 Item 9.     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................    84

                                    PART III

 Item 10.    Directors and Executive Officers of the Registrant..........    85
 Item 11.    Executive Compensation......................................    85
             Security Ownership of Certain Beneficial Owners and
 Item 12.    Management..................................................    85
 Item 13.    Certain Relationships and Related Transactions..............    85

                                    PART IV

 Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................    85
 Item 14(c). Financial Statements and Supplemental Data..................   F-1

                                    PART I
Item 1. Business

General

   The Company is a Delaware corporation that elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT in any such tax year. The Company owned or leased 45 hospitals, 216 nursing facilities and eight personal care facilities in 36 states as of December 31, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

   The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. The Company changed its name to Vencor Incorporated in 1989 and to Vencor, Inc. in 1993. From 1985 through April 30, 1998, the Company was engaged in the business of owning, operating and acquiring health care facilities and companies engaged in providing health care services.

   On May 1, 1998, the Company effected the 1998 Spin Off pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently named Vencor, Inc., was formed to operate the hospital, nursing facility and ancillary services businesses. Pursuant to the terms of the 1998 Spin Off, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to and including the 1998 Spin Off, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-K and other filings, the Commission treats the Company as having commenced operations on May 1, 1998.

   The Company owns and leases a geographically diverse portfolio of health care related facilities, including hospitals, nursing facilities and personal care facilities whose principal tenants are health care related companies. As a result of announcements during 1999 by Vencor, the subsequent bankruptcy filing by Vencor and industry-wide factors, the Company suspended the implementation of its original business strategy in 1999. The Company continued the suspension of the implementation of its original business strategy during 2000 due to the ongoing Vencor bankruptcy proceedings. See "-- Recent Developments Regarding Vencor." The Company's current principal objectives are preserving and maximizing stockholders' capital by seeking to achieve the maximum possible recovery in the Vencor bankruptcy proceeding and by means that include the identification and evaluation of opportunities to reduce (a) the Company's average all-in cost of indebtedness and (b) the Company's dependence on Vencor. The ability of the Company to pursue certain of these objectives may be restricted by the terms of the Company's Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated January 31, 2000 between the Company and all of its lenders (the "Amended Credit Agreement").

Dependence on Vencor

   The Company leases all of its hospitals and 210 of its nursing facilities to Vencor under four master lease agreements entered into at the time of the 1998 Spin Off among the Company, Ventas Realty, Vencor and certain other entities and the single facility lease between Ventas Realty and Vencor Nursing Centers Limited Partnership dated August 7, 1999 (each, a "Master Lease" and collectively, the "Master Leases"). For the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to December 31, 1998, Vencor accounted for approximately 98.6% (98.4%, net of write-offs), 98.5% (98.3%, net of write-offs) and 98.7% of the Company's rental revenues, respectively. See "--Risk Factors--Dependence of the Company on Vencor" and "Note 3--Concentration of Credit Risk" to the Consolidated Financial Statements.

   The operations of Vencor have been negatively impacted by changes in governmental reimbursement rates, by its current level of indebtedness and by certain other factors. On September 13, 1999 (the "Petition Date"), Vencor filed for protection under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On December 14, 2000, Vencor filed its fourth amended plan of reorganization (the "Fourth Amended Plan") with the Bankruptcy Court, incorporating the final terms of the restructuring of Vencor's debt and lease obligations into the third amended plan which had previously been filed with the Bankruptcy Court. The Fourth Amended Plan, which was modified on the record of the Confirmation Hearing, was confirmed (as confirmed, the "Final Plan") by an order of the Bankruptcy Court, which order was signed on March 16, 2001 and entered on the docket on March 19, 2001 (the "Vencor Confirmation Date"). See "--Recent Developments Regarding Vencor--Vencor Bankruptcy."

The 1998 Spin Off

   In order to govern certain of the relationships between the Company and Vencor after the 1998 Spin Off and to provide mechanisms for an orderly transition, the Company and Vencor entered into various agreements at the time of the 1998 Spin Off, including the Master Leases (collectively, the "Spin Agreements").

   Certain material terms of the Master Leases and certain of the other Spin Agreements are described below. The reader is also strongly encouraged to review and consider the factors described in "--Recent Developments Regarding Vencor" and "--Risk Factors--Effects of Bankruptcy Proceedings."

 Summary of the Terms of Current Agreements with Vencor

   Master Lease Agreements

   In the 1998 Spin Off, the Company and Ventas Realty (collectively, the "Landlord") and Vencor, Inc. and Vencor Operating, Inc. (collectively, the "Tenant") entered into the four Master Leases governing the lease of substantially all of the Company's real property, buildings and other improvements (primarily long-term acute care hospitals and nursing facilities). The leased properties under the four Master Leases were divided into groups of properties and a Master Lease was entered into with respect to each such group of properties. In August 1998, Ventas Realty and Vencor Nursing Centers Limited Partnership entered into a fifth Master Lease for a single nursing facility in Corydon, Indiana.

   The Company's ability to exercise certain rights and remedies under the Master Leases described below has been stayed as a result of Vencor's filing for protection under the Bankruptcy Code. The Bankruptcy Code, however, generally provides that a landlord is entitled to receive rent during the pendency of a tenant's bankruptcy proceeding, subject to such tenant's rights to reject the lease and its other legal defenses and rights. Vencor has disputed that it is required to pay rent at the rate set forth in the Master Leases and in the Stipulation entered into by the Company and Vencor in connection with Vencor's bankruptcy filing (the "Stipulation") has reserved the right during its chapter 11 bankruptcy case to challenge such payments in the event the Stipulation is terminated. The Stipulation, discussed below, provides for Vencor to pay $15.1 million per month in minimum base rent under the Master Leases while the Stipulation is in effect. Various provisions of the Master Leases may ultimately be challenged in Vencor's chapter 11 bankruptcy case, and certain provisions regarding payment of rent have been modified by the Stipulation in anticipation of the contemplated restructuring. The terms of the Master Leases would be substantially amended and restated in the terms of the Amended Master Leases (as defined below) that would be implemented under the Final Plan, if the Final Plan is consummated. See "-- Recent Developments Regarding Vencor--Amended Master Leases." Consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are outside the control of the Company and Vencor. See "--Risk Factors-- Conditions to the Consummation of the Final Plan."

   The Master Leases are structured as triple-net leases pursuant to which Vencor is required to pay all or substantially all insurance, taxes, utilities and maintenance related to the properties. The base annual contract rent was approximately $231.2 million, $226.6 million and $222.2 million at December 31, 2000, 1999 and 1998, respectively. Base annual rent increases 2% per annum, effective May 1 of each year, provided Vencor achieves net patient service revenue for the applicable year in excess of 75% of net patient service revenue for the base year of 1997. The initial terms of the Master Leases were for periods ranging from 10 to 15 years.

   Under the terms of each Master Lease, except as noted below, upon the occurrence of an Event of Default thereunder, the Company may, at its option, exercise the remedies under a Master Lease on all properties included within that particular Master Lease. The remedies which may be exercised under a Master Lease by the Company, at its option, include the following: (i) after not less than 10 days' notice to Vencor, terminate the Master Lease, repossess the leased property and relet the leased property to a third party and require that Vencor pay to the Company, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease, repossess the leased property and relet the leased property with Vencor remaining liable under the Master Lease for all obligations to be performed by Vencor thereunder, including the difference, if any, between the rent under the Master Lease and the rent payable as a result of the reletting of the leased property and (iii) any and all other rights and remedies available at law or in equity. The Master Leases require Vencor to cooperate with the Company in connection with license transfers and certain other regulatory matters arising from a lease termination.

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

   Development Agreement

   Under the terms of the Development Agreement, Vencor, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring and developing such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The initial annual base rent under such a lease will be 10% of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. During the years ended December 31, 2000 and 1999, the Company did not acquire any facilities under the Development Agreement. During the period from May 1, 1998 to December 31, 1998, the Company acquired one skilled nursing facility under the Development Agreement for $6.2 million and has entered into a separate Master Lease with Vencor with respect to such facility. The Development Agreement has a five year term, and the Company and Vencor each has the right to terminate the Development Agreement in the event of a change of control. The ability of the Company to purchase properties pursuant to the terms of the Development Agreement is restricted by the terms of the Amended Credit Agreement. Any such future purchases would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Development Agreement would be terminated under the Final Plan, if the Final Plan is consummated. See-- "Recent Developments Regarding Vencor--Vencor Bankruptcy" and "--Risk Factors--Conditions to Consummation of the Final Plan."

   Participation Agreement

   Under the terms and conditions of the Participation Agreement, Vencor has a right of first offer to become the lessee of any real property acquired or developed by the Company which is to be operated as a hospital, nursing facility or other health care facility, provided that Vencor and the Company can negotiate a mutually satisfactory lease arrangement and provided that the property is not leased by the Company to the existing operator of such facility. The Participation Agreement also provides, subject to certain terms, that the Company has a right of first offer to purchase or finance any health care related real property that Vencor determines to sell or mortgage to a third party, provided that Vencor and the Company can negotiate mutually satisfactory terms for such purchase or mortgage. The Participation Agreement has a three year term, and the Company and Vencor each has the right to terminate the Participation Agreement in the event of a change of control. The ability of the Company to purchase or finance properties pursuant to the terms of the Participation Agreement is restricted by the terms of the Company's Amended Credit Agreement. Any such future purchases or financings would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Participation Agreement would be terminated under the Final Plan, if the Final Plan is consummated. See "--Recent Developments Regarding Vencor--Vencor Bankruptcy" and "--Risk Factors--Conditions to Consummation of the Final Plan."

   Tax Allocation Agreement and Tax Stipulation

   The Tax Allocation Agreement, entered into at the time of the Spin Off, provides that Vencor will be liable for, and will hold the Company harmless from and against, (i) any taxes of Vencor and its then subsidiaries (the "Vencor Group") for periods after the 1998 Spin Off, (ii) any taxes of the Company and its then subsidiaries (the "Company Group") or the Vencor Group for periods prior to the 1998 Spin Off (other than taxes associated with the Spin Off) with respect to the portion of such taxes attributable to assets owned by the Vencor Group immediately after completion of the 1998 Spin Off and (iii) any taxes attributable to the 1998 Spin Off to the extent that Vencor derives certain tax benefits as a result of the payment of such taxes. Vencor will be entitled to any refund or credit in respect of taxes owed or paid by Vencor under (i),
(ii) or (iii) above. Vencor's liability for taxes for purposes of the Tax Allocation Agreement will be measured by the Company's actual liability for taxes after applying certain tax benefits otherwise available to the Company other than tax benefits that the Company in good faith determines would actually offset tax liabilities of the Company in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement will be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Company.

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

   On February 3, 2000, the Company received a refund (the "February 2000 Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon arising out of the Company's 1998 federal income tax return. The Company asserted that it was entitled to the February 2000 Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds. Vencor also asserted that it was entitled to the February 2000 Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds.

   The Company and Vencor are also engaged in a dispute regarding the entitlement to additional federal, state and local tax refunds for the Subject Periods which have been received or which may be received by either company. The Company, Ventas Realty, and Vencor entered into a stipulation relating to certain of these federal, state and local tax refunds (including the February 2000 Refund) on or about May 23, 2000 (the "Tax Stipulation"). Under the terms of the Tax Stipulation, which was approved by the Vencor Bankruptcy Court on May 31, 2000, proceeds of certain federal, state and local tax refunds for the tax periods prior to and including the 1998 Spin Off (the "Subject Periods"), received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, are to be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation contains notice provisions relating to the withdrawal of funds by either company from the segregated accounts for the payment of certain federal, state and local taxes for the Subject Periods and related fees and expenses.

   Under the Final Plan, if consummated, the Tax Allocation Agreement would be amended and the Tax Stipulation would be superseded by a Tax Refund Escrow Agreement (as defined below), which would be entered into by Vencor and the Company on the date the Final Plan is consummated (the "Vencor Effective Date"). See "--Recent Developments Regarding Vencor--Vencor Bankruptcy."

   The Stipulation

   In connection with the bankruptcy filing by Vencor, the Company and Vencor entered into the Stipulation for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. The Stipulation was approved by the Bankruptcy Court. During the period in which the Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend Ventas from and against all claims arising out of the Company's former health care operations or assets or liabilities transferred to Vencor in the 1998 Spin Off. Vencor has not, however, agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Stipulation and/or rejection by Vencor of the Spin Agreements could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect"). See "--Risk Factors--Effects of Bankruptcy Proceedings." Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under all Spin Agreements other than the Development Agreement and the Participation Agreement. See "--Recent Developments Regarding Vencor" and "--Risk Factors-- Conditions to Consummation of the Final Plan."

   The payments under the Stipulation are required to be made by the fifth day of each month, or on the first business day thereafter. Starting in September 1999, the difference between the amount of minimum monthly base rent due under the Company's Master Leases with Vencor and the monthly payment of approximately $15.1 million accrues as a superpriority administrative expense in Vencor's bankruptcy, junior in right only to the following: (i) any liens or superpriority claims provided to lenders under Vencor's debtor-in-possession credit agreement (the "DIP facility"); (ii) any fees due to the Office of the United States Trustee; (iii) certain fees of Vencor's professionals; (iv) any liens or superpriority claims granted to pre-petition secured creditors as adequate protection for their claims under the interim DIP order issued by the bankruptcy court and the final DIP order; and (v) pre-petition liens granted to the lenders under Vencor's credit agreement, as amended, and related agreements, to the extent such pre-petition claims are allowed as secured, subject to challenge in the Vencor bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Stipulation is not subject to offset, recoupment or challenge. August 1999 Rent, in the amount of approximately $18.9 million, remains unpaid and was asserted as a claim in Vencor's chapter 11 case.

   The Stipulation by its terms initially would have expired on October 31, 1999, but automatically renews for one-month periods unless either party provides a fourteen-day notice of its election to terminate the Stipulation. To date, no such notice of termination has been given. The Stipulation may also be terminated prior to its expiration upon a payment default by Vencor, the consummation of a plan of reorganization for Vencor, or the occurrence of certain events under the DIP facility. There can be no assurance as to how long the Stipulation will remain in effect or that Vencor will continue to perform under the terms of the Stipulation. If the Final Plan is consummated, the Stipulation would be terminated on the Vencor Effective Date. See "-- Recent Developments Regarding Vencor" and "--Risk Factors--Conditions to Consummation of the Final Plan."

   The Stipulation also addresses an agreement by Ventas and Vencor concerning any statutes of limitations and other time constraints. See "--The Tolling Agreement" below.

   The Tolling Agreement

   The Company and Vencor also entered into an agreement (the "Tolling Agreement") pursuant to which they have agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "bankruptcy avoidance provisions" that might be asserted by one party against the other, are extended or tolled for a specified period. That period currently terminates on the termination date of the Stipulation. Pursuant to the Stipulation, the Tolling Agreement does not shorten any time period otherwise provided under the Bankruptcy Code. If the Final Plan is consummated, the Tolling Agreement would be terminated on the Vencor Effective Date. See "--Recent Developments Regarding Vencor" and "-- Risk Factors--Conditions to Consummation of the Final Plan."

   Agreement of Indemnity--Third Party Leases

   In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Vencor (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Vencor. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). If Vencor or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Vencor, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. The Company believes it may have valid legal defenses to any such claim by certain lessors under the Third Party Leases. However, there can be no assurance the Company would prevail in a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The annual minimum rental payments under the Third Party Leases equals approximately $15.7 million, $6.5 million and $5.9 million for 2001, 2002 and 2003, respectively. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years and total aggregate remaining minimum rental payments under those leases amount to $42.6 million. The Third Party Leases relating to ground leases have remaining terms from 1 to 80 years and total aggregate remaining minimum rental payments under those leases amount to $31.8 million.

   Pursuant to the Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases during the period in which the Stipulation is in effect and, except for disputes with Health Care Property Investors discussed in "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements, has to date performed its obligations. See "--Risk Factors--Dependence of the Company on Vencor." There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Vencor will continue to honor its obligations under the Agreement of Indemnity--Third Party Leases. If Vencor does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company may be liable for the payment and performance of such obligations. See "--Risk Factors--Dependence of the Company on Vencor" and "Note 8--Transactions with Vencor" and "Note 9-- Commitments and Contingencies" to the Consolidated Financial Statements. Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity--Third Party Leases. See "-- Recent Developments Regarding Vencor" and "--Risk Factors--Conditions to Consummation of the Final Plan."

   Agreement of Indemnity--Third Party Contracts

   In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Vencor (the "Third Party Guarantees"). The Company may remain liable on the Third Party Guarantees assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Contracts, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Vencor. If Vencor is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Vencor, then the Company may be liable for the payment and performance of the obligations under any such agreement. The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. The aggregate exposure under these guarantees is approximately $9.2 million.

   Pursuant to the Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Contracts during the period in which the Stipulation is in effect. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity--Third Party Contracts or that Vencor will continue to honor its obligations under the Agreement of Indemnity--Third Party Contracts. If Vencor does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Contracts, then the Company may be liable for the payment and performance of such obligations. See "--Risk Factors--Dependence of the Company on Vencor." Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity--Third Party Contracts. See "--Recent Developments Regarding Vencor"and "--Risk Factors--Conditions to Consummation of the Final Plan."

  Assumption of Certain Operating Liabilities and Litigation

   In connection with the 1998 Spin Off, Vencor agreed in various Spin Agreements to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the health care operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the health care operations. Vencor has not agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. Under the Stipulation, Vencor has agreed to fulfill its obligations incurred in connection with the 1998 Spin Off during the period in which the Stipulation remains in effect. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Vencor does not satisfy or otherwise honor the obligations, the Company may have to assume the defense of such claims. In addition, if the Final Plan is consummated, it is likely that the Company will be required to make payments to settle certain government claims which will not be subject to recovery from or indemnification by Vencor. See "--Risk Factors--Dependence of the Company on Vencor" and "--Risk Factors--Conditions to Consummation of the Final Plan." Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations incurred in connection with the 1998 Spin Off. See "--Recent Developments Regarding Vencor" and "--Risk Factors--Conditions to Consummation of the Final Plan."

Recent Developments Regarding Vencor

 Vencor Bankruptcy

   On the Petition Date, Vencor filed for protection under the Bankruptcy Code with the Bankruptcy Court. At that time, the Company, Vencor and Vencor's major creditors were engaged in negotiations to restructure Vencor's debt and lease obligations. Although the parties had not reached an agreement on the restructuring of Vencor's debt and lease obligations, Vencor, with the apparent support of its major creditors, filed a plan of reorganization (the "Preliminary Plan") on September 29, 2000. At that time, the Company informed Vencor and Vencor's major creditors that the Company would not vote for the Preliminary Plan or any other plan of reorganization which was not acceptable to the Company, taking into consideration all facts and circumstances at the time. After the filing of Vencor's Preliminary Plan, the Company, Vencor and Vencor's major creditors continued the discussions to reach a consensual global restructuring of Vencor's debt and lease obligations.

   On November 6, 2000, Vencor filed its first Amended Plan of Reorganization (the "First Amended Plan") with the Bankruptcy Court incorporating into the Preliminary Plan certain terms relating to the comprehensive settlement of the claims by the United States against the Company and Vencor arising from the Company's prior health care operations and Vencor's health care operations. The Company reached agreement with Vencor and Vencor's major creditors on the material economic terms of a plan of reorganization for Vencor in November 2000. On December 1, 2000, Vencor filed a second amended plan of reorganization with the Bankruptcy Court (the "Second Amended Plan") incorporating into the First Amended Plan the material economic terms for the restructuring of Vencor agreed upon by the Company, Vencor and Vencor's major creditors. On December 6, 2000, Vencor filed its third amended plan (the "Third Amended Plan") of reorganization with the Bankruptcy Court making certain additional changes to the Second Amended Plan.

   On December 14, 2000, Vencor filed the Fourth Amended Plan with the Bankruptcy Court, incorporating the final terms of the restructuring of Vencor's debt and lease obligations into the Third Amended Plan. On December 15, 2000, the Bankruptcy Court entered an order approving the disclosure and solicitation materials for distribution to creditors for approval of the Fourth Amended Plan. The Company voted to accept the Fourth Amended Plan on March 1, 2001. The Fourth Amended Plan was overwhelmingly accepted by those voting on the Fourth Amended Plan.

   A hearing on the confirmation of the Fourth Amended Plan was held before the Bankruptcy Court on March 1, 2001 (the "Confirmation Hearing"). The Fourth Amended Plan, which was modified on the record of the Confirmation Hearing, was confirmed as the Final Plan by an order of the Bankruptcy Court, which order was signed on March 16, 2001 and entered on the docket on March 19, 2001. Consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are outside of the control of the Company and Vencor. There can be no assurance (a) that the Final Plan will be consummated, (b) if the conditions to consummation of the Final Plan are satisfied, of the date that the Final Plan would be consummated, or (c) that, if the Final Plan is not amended to provide for a later effective date and the Final Plan is not consummated, (i) Vencor will pursue or be successful in obtaining the approval of its creditors or the Company for a plan of reorganization on the same terms as the Final Plan or on alternate terms, (ii) that the terms of any alternate plan of reorganization will be acceptable to the Company, or (iii) the final terms of any alternate plan of reorganization will not have a Material Adverse Effect on the Company. The Final Plan provides that the effective date of the Final Plan (the "Vencor Effective Date") shall occur no later than May 1, 2001, but the Final Plan does not address the consequences if the Vencor Effective Date does not occur on or before May 1, 2001. It could have a Material Adverse Effect on the Company if the Final Plan is not consummated. The Company believes that the Final Plan will likely become effective.

 Summary of Economic Terms of the Final Plan

   Under the Final Plan, if consummated, the Company would, among other things, (i) retain all rent paid by Vencor through the Vencor Effective Date,
(ii) amend and restate its Master Leases with Vencor in the form of four amended and restated master leases (collectively, the "Amended Master Leases") and (iii) receive 1,498,500 shares of the New Vencor Common Stock, as defined below, together with certain registration rights. Consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are outside the control of the Company and Vencor. See "--Risk Factors--Conditions to Consummation of the Final Plan." The Company believes that the Final Plan will likely become effective.

   The annual base rent under the Amended Master Leases would be $180.7 million from the first day of the first month following the Vencor Effective Date to April 30, 2002. For the period from the first day of the first month following the Vencor Effective Date through April 30, 2004, annual base rent, payable in all cash, would escalate 3.5% on May 1 of each year, commencing May 1, 2002, if certain tenant revenue parameters have been achieved. Assuming such tenant revenue parameters have been achieved, annual base rent under the Amended Master Leases would be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. All of the annual base rent would be paid in cash through April 30, 2004. Commencing May 1, 2004, if a Vencor Bank Refinancing Transaction (as defined below) has occurred, the 3.5% annual escalator would be paid in cash and the full amount of the annual base rent would be paid in cash. If a Vencor Bank Refinancing Transaction has not occurred, then on May 1, 2004 the 3.5% annual escalator under the Amended Master Leases would be comprised of (a) an annual cash escalator of approximately 2% on the rent payable in cash during the prior lease year, and (b) a 1.5% annual non-cash rent escalator that would accrue at the annual rate of LIBOR plus 450 basis points until the occurrence of a "Vencor Bank Refinancing Transaction", at which time the accrual with interest would be due and payable and thereafter the 1.5% non-cash rent escalator would convert to a cash escalator so that the total cash escalator thereafter would equal 3.5% per year. Under the terms of the Final Plan, Vencor would be required to pay $15.1 million in base rent for the month in which the Vencor Effective Date occurs, which is the monthly base rent amount under the Stipulation. The Company would also have the one time right to reset the rents under the Amended Master Leases, exercisable 5 1/4 years after the Vencor Effective Date on an Amended Master Lease by Amended Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Amended Master Lease. See "--Amended Master Leases."

   Under the Final Plan, if consummated, Ventas Realty would receive 1,498,500 shares of the common stock in Vencor, Inc. as restructured, representing 9.99% of the issued and outstanding common stock in Vencor, Inc. as of the Vencor Effective Date (the "New Vencor Common Stock"). The New Vencor Common Stock issued to Ventas Realty would be subject to dilution from stock issuances occurring after the Vencor Effective Date. The New Vencor Common Stock would be issued to Ventas Realty as additional future rent in consideration of the Company's and Ventas Realty's agreement to charge the base rent which would be provided in the Amended Master Leases.

   Except as explained below, under the Final Plan, if consummated, Vencor would assume and agree to continue to perform its obligations under the Spin Agreements including, without limitation, its obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Vencor in the 1998 Spin Off. See "--Spin Agreements and Other Arrangements under Final Plan."

   Under the Final Plan, if consummated, certain federal, state and local tax refund proceeds received on or after the Petition Date by Vencor or the Company for the Subject Periods would be placed into an escrow account to be used to satisfy any potential tax liabilities for the Subject Periods. When audits of the relevant tax periods have been concluded, any residual amount remaining in escrow would be shared equally by the Company and Vencor. All interest accruing on the escrowed amounts would be distributed annually equally between the Company and Vencor. See "--Tax Allocation Agreement, Tax Stipulation and Tax Refund Escrow Agreement."

   Under the Final Plan, if consummated, the Company would waive the right to the payment of (a) $18.9 million for the August 1999 unpaid monthly base rent under the Master Leases and (b) the difference between the rent required to be paid under the terms of the Master Leases and the rent paid to the Company after the Petition Date and prior to the first calendar month following the Vencor Effective Date pursuant to the terms of the Stipulation.

   Under the Final Plan, if consummated, the Vencor Senior Bank Debt would be restructured as follows: (i) the principal and accrued interest amount of the Vencor Senior Bank Debt would be reduced from approximately $578.0 million to $300.0 million, (ii) the restructured debt would have a maturity date on the seventh anniversary of the Vencor Effective Date and bear interest at LIBOR plus 450 basis points, (iii) interest would not accrue on the restructured debt until the amount of foregone interest equaled $15.9 million, (iv) the restructured debt would be secured by a second lien on substantially all of the assets of Vencor, and (v) the holders of the Vencor Senior Bank Debt would receive 9,826,092 shares of the New Vencor Common Stock representing approximately 65.5% of the issued and outstanding New Vencor Common Stock as of the Vencor Effective Date, subject to dilution from stock issuances by Vencor after the Vencor Effective Date.

   Under the Final Plan, if consummated, the holders of the Vencor Senior Subordinated Notes would convert their claim of approximately $374.0 million of principal and accrued interest as of the Petition Date into (i) 3,675,408 shares of New Vencor Common Stock, representing approximately 24.5% of the issued and outstanding New Vencor Common Stock as of the Vencor Effective Date, subject to dilution from stock issuances by Vencor after the Vencor Effective Date and (ii) warrants to purchase in the aggregate 7 million shares of New Vencor Common Stock divided into two series, one of which would represent the right to purchase 2 million shares at an exercise price of $30.00 per share and the second of which would represent the right to purchase 5 million shares at an exercise price of $33.33 per share. These warrants, if exercised, would result in the issuance of New Vencor Common Stock representing approximately 30% of the fully diluted equity of Vencor assuming the warrants were exercised on the Vencor Effective Date.

   Under the Final Plan, if consummated, stock incentive plans would be adopted and implemented by Vencor (the "Stock Incentive Plans") for the benefit of the senior management of Vencor. Options to purchase 0.6 million shares of New Vencor Common Stock and 0.6 million restricted shares of New Vencor Common Stock would be available for grant under the Stock Incentive Plans.

 Spin Agreements and Other Arrangements Under the Final Plan

   Set forth below is a description of the material terms of (a) certain of the Spin Agreements which would be assumed by Vencor under the Final Plan, if consummated, including the terms of amendments or restatements of such Spin Agreements, where applicable, (b) those Spin Agreements and other agreements that would be terminated on the Vencor Effective Date pursuant to the Final Plan, if consummated, and (c) new agreements that would be entered into between the Company and Vencor on the Vencor Effective Date in accordance with the Final Plan, if consummated.

  Amended Master Leases

   Under the Final Plan, if consummated, on the Vencor Effective Date the Tenant would assume the Master Leases and the Tenant and the Landlord would simultaneously amend and restate the Master Leases in the form of four Amended Master Leases setting forth the material terms governing the properties covered by the Amended Master Leases. The Corydon, Indiana facility would be incorporated into Amended Master Lease #4. The following description of the Amended Master Leases is a summary of the form of amended lease filed with the Bankruptcy Court in connection with the confirmation of the Final Plan and does not purport to be a complete description of the Amended Master Leases, the terms of which could change.

   Each Amended Master Lease would include land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the properties covered by the Amended Master Leases.

   Each Amended Master Lease would cover between 47 and 100 leased properties and would be a "triple-net lease" or an "absolute-net lease" pursuant to which Tenant would be required to pay all insurance, property taxes, utilities, maintenance and repairs related to the properties. Under each Amended Master Lease, the aggregate annual rent would be referred to as Base Rent (as defined in each Amended Master Lease). Base Rent would equal the sum of Current Rent (as defined in each Amended Master Lease) and Accrued Rent (as defined in each Amended Master Lease). The Tenant would be obligated to pay the portion of Base Rent that is Current Rent, and unpaid Accrued Rent would be paid as set forth below. From the first day of the first month after the Vencor Effective Date through April 30, 2004, Base Rent would equal Current Rent. Under the Amended Master Leases, the initial annual aggregate Base Rent would be $180.7 million from the first day of the first month after the Vencor Effective Date to April 30, 2002. For the period from May 1, 2002 through April 30, 2004, annual aggregate Base Rent, payable in all cash, would escalate at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Amended Master Leases) on May 1 of each year, if certain Tenant revenue parameters have been achieved. Assuming such Tenant revenue parameters have been achieved, Annual Base Rent under the Amended Master Leases would be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. Base Rent for the month in which the Vencor Effective Date occurs would be $15.1 million, which equals the monthly rent to be paid under the Stipulation.

   If the Final Plan is consummated, of the $180.7 million of Base Rent under the Amended Master Leases to be paid for the period commencing on the first day of the first month after the Vencor Effective Date, 67.1% is attributable to nursing facilities and 32.9% is attributable to hospitals.

   Each Amended Master Lease would provide that beginning May 1, 2004, if a Vencor Bank Refinancing Transaction has occurred, the 3.5% annual escalator would be paid in cash and the Base Rent would continue to equal Current Rent. If a Vencor Bank Refinancing Transaction has not occurred, then on May 1, 2004 the annual aggregate Base Rent would be comprised of (a) Current Rent payable in cash which would escalate annually by an amount equal to 2% of prior period Base Rent and (b) an additional annual non-cash accrued escalator amount of 1.5% of the Prior Period Base Rent which would accrete from year to year including an interest accrual at LIBOR (as defined in the Amended Master Leases) plus 450 basis points (compounded annually) to be added to the annual accreted amount (but such interest would not be added to the aggregate Base Rent in subsequent years). The Unpaid Accrued Rent would become payable, and all future Base Rent escalators would be payable in cash, upon the occurrence of any one of the following (a "Vencor Bank Refinancing Transaction"): (a) any transaction pursuant to which all or substantially all of the indebtedness of the Tenant under the Tenant's new senior secured credit agreement is purchased by the Tenant or another party at the Tenant's direction or is repaid; (b) any amendment of the new senior secured notes or new senior secured credit agreement pursuant to which either
(i) the principal amount of the Tenant's indebtedness thereunder (as such indebtedness is in effect immediately prior to such amendment) is increased (excepting therefrom increases attributable to the capitalization of accrued interest or protective advances by the lenders under the new senior secured notes), or (ii) the loan amount, maturity or other material terms and conditions thereof (as such terms and conditions are in effect immediately prior to such amendment), are modified to match, better or otherwise respond to the terms and conditions of alternative financing which has been offered to the Tenant; (c) any bona fide, binding offer is made to the Tenant to provide financing on terms better than those of the new senior secured credit agreement, sufficient to (i) pay in full, or purchase at or above par, all of the indebtedness of the Tenant under the new senior secured credit agreement and (ii) pay in full all Unpaid Accrued Rent owing as of such date, whether or not such offer is accepted or consummated; and (d) the termination or expiration of the applicable Amended Master Lease as to all properties under such lease. However, with respect to subsection (d) above, the Landlord's right to receive payment of the Unpaid Accrued Rent is subordinate to the receipt of payment of the indebtedness of the Tenant by the lenders under the new senior secured notes issued pursuant to the new senior secured credit agreement. Upon the occurrence of any of the events referenced in subsections
(a) through (d) above, the annual aggregate Base Rent payable in cash would thereafter escalate at the annual rate of 3.5% and there would be no further accrual feature for rents arising after the occurrence of such events.

   There would be several renewal bundles of properties under each Amended Master Lease, with each bundle containing approximately 7 to 12 properties. All properties within a bundle would have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions. Subject to the Landlord's rental reset right described below, the Tenant would have the option to renew the term of all, but not less than all, of the properties in a bundle, for one five-year renewal term beyond the initial term at the then existing rental rate plus the then existing escalation amount per annum, and further renew for two additional five-year renewal terms beyond the first renewal term at the greater of the then existing rental rate plus the then existing escalation amount per annum or the then fair market value rental rate. The rental rate during the first renewal term and any additional renewal term in which rent due is based on the then existing rental rate would escalate each year during such term(s) at the applicable initial escalation rate. The term of each Amended Master Lease would generally be subject to termination upon the occurrence of an Event of Default and certain other conditions described in the Amended Master Leases.

   During the one-year period commencing on the date which is 5 1/4 years after the Vencor Effective Date, the Landlord would have a one-time option (the "Reset Right") to reset the Base Rent, Current Rent and Accrued Rent (as defined in each Amended Master Lease) under any one or more Amended Master Leases to the then fair market rental. Upon exercising this reset right, the Landlord would be required to pay the Tenant a fee equal to a prorated portion of $5.0 million based upon the proportion of Base Rent payable under the Amended Master Lease(s) with respect to which rent is reset to the total Base Rent payable under all of the Amended Master Leases. The fair market rental would be determined through the appraisal procedures in the Amended Master Leases. Once the fair market rental is so determined, the Landlord, in its sole discretion, could determine whether to exercise the Reset Right. If the Landlord elects to exercise the Reset Right, the new fair market rental would be effective retroactive on the later of (a) the date the Landlord notifies the Tenant of its interest in exercising the Reset Right, and (b) the date which is 5 1/4 years after the Vencor Effective Date. The rental rate for any renewal term would also be reset in connection with a Reset Right.

   The Amended Master Leases would require that the Tenant utilize the leased properties solely for the provision of health care services and related uses and as the Landlord may otherwise consent (such consent not to be unreasonably withheld). The Tenant would be responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for it to comply with various health care regulations. The Tenant would be obligated to operate continuously each leased property as a provider of health care services.

   The Tenant would be required to maintain the leased properties in good repair and condition, making all repairs, modifications and additions required by law, including any Capital Addition (as defined in each of the Amended Master Leases). The Tenant would be required to pay for all capital expenditures and other expenses for the maintenance, repair, restoration or refurbishment of a leased property (and any Capital Addition). The Tenant would also be required to maintain all personal property at each of the leased properties in good order, condition and repair, as is necessary to operate the leased property in compliance with all applicable licensure, certification, legal and insurance requirements and otherwise in accordance with customary practice in the industry.

   The Tenant would be required to maintain liability, all risk property and workers' compensation insurance for the leased properties at a level at least comparable to those in place with respect to the leased properties prior to the 1998 Spin Off.

   Subject to certain restrictions, each Amended Master Lease would permit the Landlord, as determined in its sole discretion and for a legitimate business purpose, to remove properties from the Amended Master Leases and place such properties in newly created separate lease(s), which newly created lease(s) would be on the same terms as the original Amended Master Leases. Any such new lease would not be cross-defaulted with the original Amended Master Leases or with any other new leases. The Tenant would not be permitted to remove properties from an Amended Master Lease without the consent of the Landlord.

   An "Event of Default" would be deemed to have occurred under an Amended Master Lease if, among other things, (i) the Tenant failed to pay rent or other amounts when due and failed to cure such default within five days after notice; (ii) the Tenant failed to comply with covenants, which failure continued for 30 days after notice or, so long as diligent efforts to cure such failure were being made, such longer period (not over 180 days) as would be necessary to cure such failure; (iii) certain bankruptcy or insolvency events occurred, including the filing of a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; (iv) the Tenant ceased to operate any property as a provider of health care services for the particular required use (e.g., hospital or nursing center); (v) a default occurred under any guaranty of the lease or the Indemnity Agreement (as defined in the Amended Master Leases) and was not cured within the cure period specified in the Amended Master Leases; (vi) the Tenant or its applicable subtenant lost any required health care license, permit or approval or failed to comply with any legal requirements in each case by a final unappealable determination; (vii) the Tenant failed to maintain required insurance; (viii) the Tenant created or suffered to exist certain liens and did not cure the same within the cure period specified in the Amended Master Leases; (ix) the Tenant failed to perform any covenant with respect to complying with or contesting any legal requirements, impositions or insurance requirements and did not cure the same within the cure period specified in the Amended Master Leases; (x) Tenant breached any of its material representations or warranties;
(xi) a reduction occurred in the number of licensed beds in excess of 10% (or 5% in certain cases), or less than 10% if the Tenant voluntarily banked more than 15% (or, in certain cases, a percentage less than 5% if the Tenant voluntarily banked more than 20%) of licensed beds, of the number of licensed beds in, or deemed to be in, the applicable facility on the Commencement Date (as defined in the Amended Master Leases) (subject to certain exceptions for involuntary reductions in excess of 10%) (a "Licensed Bed Event of Default");
(xii) certification for reimbursement under Medicare or Medicaid with respect to a participating facility was revoked and re-certification did not occur for 120 days (plus an additional 60 days in certain circumstances) (a "Medicare/Medicaid Event of Default"); (xiii) the appointment of a receiver or custodian by any federal, state or local government pursuant to a final unappealable determination; (xiv) the Tenant became subject to regulatory sanctions and failed to cure such regulatory sanctions within its specified cure period in any material respect with respect to any facility; (xv) the Tenant failed to cure its breach of any Permitted Encumbrance (as defined in the Amended Master Leases) within the applicable cure period and, as a result, a real property interest or other beneficial property right of the Lessor was terminated or at material risk of being terminated; (xvi) the Tenant failed to cure its breach of any of the obligations of the Landlord as lessee under an Existing Ground Lease (as defined in the Amended Master Leases) within the applicable cure period and, if such breach was a non-monetary, non-material breach, such Existing Ground Lease was terminated or at material risk of being terminated; (xvii) the Tenant failed to pay principal or interest with respect to the new senior secured notes that would be issued by Tenant on the Vencor Effective Date or otherwise failed to pay principal or interest when due (including applicable notice and cure periods) with respect to any indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to or exceeding $50.0 million; or (xviii) the maturity of the new senior secured notes that would be issued by Tenant on the Vencor Effective Date or any other indebtedness owing under the Tenant's new senior secured credit agreement or any other indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to or exceeding $50.0 million has been accelerated. The Amended Master Leases would not be cross-defaulted with each other.

   Except as noted below, upon an Event of Default under one of the Amended Master Leases, the Landlord could, at its option, be able to exercise the following remedies: (i) after not less than 10 days notice to the Tenant (less in certain circumstances), terminate that particular entire Amended Master Lease, repossess all leased properties under such Amended Master Lease and require that the Tenant pay to the Landlord, as liquidated damages, the net present value of the rent for the balance of the term; (ii) without terminating the particular Amended Master Lease agreement, repossess all leased properties under such Amended Master Lease and relet the leased properties with the Tenant remaining liable under the particular Amended Master Lease for all obligations to be performed by the Tenant thereunder, including the difference, if any, between the rent under the particular Amended Master Lease and the rent payable as a result of the reletting of the leased property; and (iii) seek any and all other rights and remedies available under law or in equity. In the case of an Event of Default that relates specifically to a particular leased property, in lieu of terminating the Amended Master Lease and/or dispossessing the Tenant as to all leased properties under such Amended Master Lease and subject to the special rules noted below relative to Licensed Bed Events of Default and Medicare/Medicaid Events of Default, the Landlord could terminate the Amended Master Lease and/or dispossess Tenant as to the aforesaid leased property. Each of the Amended Master Leases would include special rules relative to Medicare/Medicaid Events of Default and Licensed Bed Events of Default. In the event Medicare/Medicaid Events of Default and/or Licensed Bed Events of Default shall occur and be continuing (i) with respect to not more than two properties at the same time under an Amended Master Lease that covers 41 or more properties, and (ii) with respect to not more than one property at the same time under an Amended Master Lease that covers 21 to and including 40 properties, the Lessor would not be able to exercise termination/dispossession remedies against any property other than the property(ies) to which the Events of Default described above relate.

   Except as noted below, Events of Default existing under the Master Leases as of the Vencor Effective Date would not be waived by the Company and would be governed by and treated in accordance with the terms of the Amended Master Leases. Any Event of Default relating to a third party claim under the Master Leases (with certain exceptions) would be considered waived if any member of senior management of the Landlord was aware of the Event of Default and Vencor was not aware of the Event of Default and the Landlord failed to inform Vencor of such Event of Default. In addition, any Events of Default existing under the Master Leases as of the Vencor Effective Date and that are identified in
Schedule 1.3 of the Amended Master Leases would be waived by the Landlord.

   The Amended Master Leases would provide that the Tenant may not partially assign any Amended Master Lease and could not assign in whole or sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control (as defined in the Amended Master Leases), without the consent of Ventas, which could not be unreasonably withheld if the proposed assignee is a creditworthy entity with sufficient financial stability to satisfy its obligations under the particular Amended Master Lease, has not less than four years experience in operating health care facilities, has a favorable business and operational reputation and character and agrees to comply with the use restrictions in the particular Amended Master Lease. The obligation of the Landlord to consent to subletting or assignment would be subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. The Tenant could sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of the Landlord, subject, however, to the sublessee's possession of necessary licenses and governmental authorizations.

   Upon any assignment or subletting, the Tenant would not be released from its obligations under the applicable Amended Master Lease. Subject to certain exclusions, the Tenant would have to pay to the Landlord 80% of any excess consideration received by it on account of an assignment and 80% (50% in the case of existing subleases) of Sublease Rent Payments (roughly equal to the excess of all consideration payable to Tenant under a sublease net of certain transaction costs, over the sum of the Rent under the Amended Master Lease (including all taxes, insurance, maintenance and other impositions) allocable to the subleased premises plus specified costs attributable to the subleased premises), provided that the Landlord's right to such payments would be subordinate to that of the Tenant's lenders.

  Tax Allocation Agreement, Tax Stipulation and Tax Refund Escrow Agreement

   Under the Final Plan, if consummated, Vencor and the Company would enter into the Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement (the "Tax Refund Escrow Agreement"), which would govern their relative entitlement to certain tax refunds for the Subject Periods that each received or may receive in the future. The Tax Refund Escrow Agreement would amend and supplement the Tax Allocation Agreement and supersede the Tax Stipulation. The following summary of the Tax Refund Escrow Agreement is a summary of the form of such agreement filed with the Bankruptcy Court in connection with the confirmation of the Final Plan and does not purport to be a complete description of the Tax Refund Escrow Agreement, the terms of which could change.

   Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after the Petition Date by either Vencor or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for the Subject Periods ("Subject Taxes") would be deposited into an escrow account with a third-party escrow agent on the Vencor Effective Date.

   The Tax Refund Escrow Agreement would provide that each party must notify the other of any asserted Subject Tax liability of which it becomes aware, that either party could request that asserted liabilities for Subject Taxes be contested, that neither party would be allowed to settle such a contest without the consent of the other, that each party would have a right to participate in any such contest, and that the parties generally must cooperate with regard to Subject Taxes and Subject Refunds and mutually and jointly control any audit or review process related thereto.

   The funds in the escrow account (the "Escrow Funds") could be released from the escrow account to pay Subject Taxes and as otherwise provided therein.

   The Tax Refund Escrow Agreement would provide generally that Vencor and the Company waive their rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the Escrow Funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the Escrow Funds would be insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, "Excess Taxes"), the relative liability of Vencor and the Company to pay such Excess Taxes would be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Vencor and the Company to pay Excess Taxes, if any, would be governed by the arbitration provision of the Tax Allocation Agreement.

   Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities would be distributed equally to each of Vencor and the Company on an annual basis. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) would be distributed equally to Vencor and the Company.

  Agreement of Indemnity--Third Party Leases

   Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity--Third Party Leases. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Vencor will continue to honor its obligations under the Agreement of Indemnity--Third Party Leases. If Vencor does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company may be liable for the payment and performance of such obligations. See "--Risk Factors--Dependence of the Company on Vencor," and "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements. It is a condition to the consummation of the Final Plan that Vencor shall not have renewed or extended any Third Party Lease on or after December 10, 2000 unless it first obtained a release of the Company from liability under such Third Party Lease.

  Agreement of Indemnity--Third Party Contracts

   Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity--Third Party Contracts. See "--Risk Factors--Dependence of the Company on Vencor" and "Note 8--Transactions With Vencor--The 1998 Spin Off" to the Consolidated Financial Statements. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity--Third Party Contracts or that Vencor will continue to honor its obligations under the Agreement of Indemnity--Third Party Contracts. If Vencor does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Contracts, then the Company may be liable for the payment and performance of such obligations. See "--Risk Factors--Dependence of the Company on Vencor."


  Assumption of Certain Operating Liabilities and Litigation

   Under the Final Plan, if consummated, Vencor would assume and agree to perform its indemnification obligations under the Spin Agreements. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Vencor does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. See "--Risk Factors--Dependence of the Company on Vencor."

  Registration Rights Agreement

   Under the Final Plan, if consummated, 1,498,500 shares of New Vencor Common Stock would be distributed to Ventas Realty on the Vencor Effective Date. On the Vencor Effective Date, if it occurs, Vencor would execute and deliver to Ventas Realty, certain other initial holders of New Vencor Common Stock and other signatories, a Registration Rights Agreement. The following description of the Registration Rights Agreement is a summary of the form of such agreement filed with the Bankruptcy Court in connection with the confirmation of the Final Plan and does not purport to be a complete description of the Registration Rights Agreement, the terms of which could change.

   The Registration Rights Agreement would, among other things, provide that
(a) Vencor file a shelf registration statement with respect to the securities subject thereto, including the New Vencor Common Stock as soon as practicable after the Vencor Effective Date, but in no event later than 120 days following the Vencor Effective Date and (b) Vencor use its reasonable best efforts to cause such registration statement to be declared effective as soon as practicable and to keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions). Under the Registration Rights Agreement, Ventas Realty would be entitled to exercise certain demand and "piggyback" registration rights with respect to the New Vencor Common Stock, subject to customary exceptions and black-out and suspension periods. In addition, until such time as the New Vencor Common Stock would be listed on a national securities exchange, Vencor would covenant to comply with certain of the corporate governance requirements in the rules of the National Association of Securities Dealers, Inc. as if it were subject to such rules. In the event Vencor failed to comply with its obligations under the Registration Rights Agreement, the other parties to the Registration Rights Agreement would be entitled to seek specific performance in addition to other remedies that might be available.

  Agreements That Would be Terminated Under the Final Plan

   Under the Final Plan, if consummated, the Participation Agreement and the Development Agreement would be terminated on the Vencor Effective Date and the Company and Vencor would be deemed to have waived any and all damages, claims, liabilities, obligations, and causes of action related to or arising out of these agreements. Under the Final Plan, if consummated, the Tolling Agreement, the Tax Stipulation and the Stipulation would also terminate on the Vencor Effective Date.

  Settlement of United States Claims

   Vencor and the Company have been the subject of investigations by the United States Department of Justice into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Vencor. These investigations cover the Company's former health care operations prior to the date of the 1998 Spin Off, and include matters arising from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring a suit in the name of the United States. See "Note 11--Litigation" to the Consolidated Financial Statements. The United States Department of Justice, Civil Division filed two proofs of claim in the Bankruptcy Court covering the United States' claims and the qui tam suits. The United States asserted claims of approximately $1.3 billion, including treble damages, against Vencor in these proofs of claim.

   The Final Plan contains a comprehensive settlement of all of the foregoing United States claims (the "United States Settlement"). The provisions of the United States Settlement are documented in the Final Plan.

   Under the United States Settlement, the Company will pay $103.6 million to the United States, of which $34.0 million will be paid on the Vencor Effective Date. The balance of $69.6 million will bear interest at 6% per annum and will be payable in equal quarterly installments over a five-year term commencing on the last day of the first full quarter following the quarter in which the Vencor Effective Date occurs. Vencor will pay the United States a total of $25.9 million, $10.0 million of which will be paid on the Vencor Effective Date and the balance (with interest at 6% per annum) of which will be paid during the first two quarters following the Vencor Effective Date. The Company will pay $0.4 million to legal counsel for the relators in the qui tam actions.

   If the Company fails to make any payment under the United States Settlement within five business days of receipt of written notice from the United States that such payment was delinquent, then the United States could, in its discretion, by written notice to the Company, declare all unpaid principal and accrued and unpaid interest payable by the Company under the United States Settlement to be immediately due and payable.

   Under the United States Settlement, the Company agreed with the United States, that if, from and after the Vencor Effective Date either:

     (a) the loans under the Company's Amended Credit Agreement (the "Ventas Senior Bank Debt") are amended and, as a result of such amendment, (i) the final maturity date of the Ventas Senior Bank Debt is scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal under the Ventas Senior Bank Debt is scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, or

     (b) the Ventas Senior Bank Debt is replaced in whole by new debt (the "Refinancing Debt"), and (i) the final maturity date of the Refinancing Debt is scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal of the Refinancing Debt are scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, then in either case, the final maturity date of the obligations payable by the Company under the United States Settlement and the remaining payments thereunder shall be proportionately and equitably adjusted in time and amount so that the final maturity date and the scheduled principal payments of the Ventas Senior Bank Debt or the Refinancing Debt, as the case may be, and the remaining obligations of the Company under the United States Settlement shall have the same proportionate relationship as before such amendment or replacement, and in any such event, at least $100.0 million of the outstanding principal balance of the Ventas Senior Bank Debt or the Refinancing Debt, as applicable, shall be scheduled to be paid after the due date of the final payment under the United States Settlement.

   The United States Settlement provides that if the Company fails to make any payment required to be paid by the Company under the United States Settlement as and when due, then, during the period commencing on the due date of the delinquent payment and continuing to and until such time as the delinquent payment shall be paid to the United States (such period being referred to as a "Delinquency Period"), the Company shall suspend the payment of dividends on account of shares of any class of stock of the Company, provided, however, during any Delinquency Period, the Company may declare and pay an amount equal to the minimum REIT dividend for the applicable taxable year (or the unpaid portion of the minimum REIT dividend for the applicable taxable year) as necessary for the Company to maintain its status as a REIT under the Code for the applicable tax year.

   The United States Settlement provides that the Company will not be responsible in any manner for the payments owed by Vencor under the United States Settlement, and any failure of Vencor to make such payments will not affect the Company's rights, duties, benefits, and/or obligations under the United States Settlement.

   Under the terms of the United States Settlement, as to the Company and Vencor and their officers, directors and employees, solely in their capacity as such, the United States agreed to: (a) move to dismiss all of the qui tam cases with prejudice as to the qui tam relators; (b) move to dismiss all of the qui tam cases with prejudice as to the United States for all claims which have been investigated by the Department of Justice; and (c) move to dismiss all of the qui tam cases without prejudice as to the United States for all claims which were not investigated by the Department of Justice. See "Note 11--Litigation" to the Consolidated Financial Statements.

   Under the terms of the United States Settlement, the United States releases the Company from all civil or administrative monetary claims or causes of actions the United States or others authorized to bring suits in its name and on its behalf including third party claimants under 31 U.S.C. Section 3730(b) or (d), had or may have against the Company under the False Claims Act, 31 U.S.C. Section 3729-3733 (the "False Claims Act"), the Civil Monetary Penalties Law, 42 U.S.C. Section 1320a-7a (the "Civil Monetary Penalties Law"), the Program Fraud Civil Remedies Act, 31 U.S.C. Sections 3801-3812 (the "Program Fraud Civil Remedies Act"), and/or common law doctrines of payment by mistake, unjust enrichment, breach of contract or fraud, for certain conduct of the Company and/or Vencor alleged to have occurred under the qui tam actions and certain other conduct investigated by the United States. Such conduct includes, without limitation, overbilling in connection with the provision of mobile radiology and diagnostic services, improper pharmacy charges, improper billing for respiratory therapy services and associated supplies, certain quality of care issues and certain other facility specific conduct (collectively, the "Covered Conduct"). With respect to the Covered Conduct, the United States also releases the Company for administrative overpayments under the Medicare Program ("Medicare"), Title XVIII of the Social Security Act, 42 U.S.C. Sections 1395-1395ggg (the "Social Security Act") under the TRICARE Program, 10 U.S.C. Sections 1071-1106 (the "TRICARE Program"), civil monetary penalties imposed under 42 U.S.C. (S) 1395i-- 3(h)(2)(B)(ii) and 42 U.S.C. Section 1396r(h)(2)(A)(ii) and actions for permissive exclusion from Medicare, Medicaid and other federal health programs. The Company also receives a release from the United States and others authorized to bring suits in its name and on its behalf including third party claims under 31 U.S.C. Section 3730(b) or (d) for all known or unknown, asserted or unasserted, civil and administrative monetary claims, actions and causes of actions arising on or before the Vencor Effective Date for (a) administrative overpayments under Medicare, the Social Security Act, and the TRICARE Program, (b) claims relating to any of the federal health care programs under the False Claims Act, Civil Monetary Penalties Law, the Program Fraud Civil Remedies Act, Medicare and the regulations thereunder, and other federal statutes, (c) claims for money arising out of quality of care issues,
(d) claims based on submission of Medicare cost reports, or payments made with respect thereto or otherwise relating to participation in the Medicare program for periods prior to September 1999, (e) common law claims relating to any of the federal health care programs, (f) all claims asserted by the United States in its proof of claims filed in the Vencor Bankruptcy and (g) all claims alleged in the qui tam cases.

   Except as set forth below, the current and former directors, officers and employees of the Company generally receive a release from the United States coextensive with the United States' release of the Company but only to the extent a current or former director, officer or employee of the Company is entitled to indemnification, contribution and/or similar relief from the Company or Vencor. However, if the United States were to bring a claim against a current or former officer, director or employee of either Vencor or the Company, even though such claim would otherwise have been released as provided above, the United States could collect for any such claim the lesser of (i) $13.0 million in the aggregate for all such claims against all directors, officers and employees of the Company and Vencor, and (ii) the amount of any insurance proceeds actually available to satisfy such claims. Any and all such claims by the United States against the directors, officers and employees of the Company or Vencor over and above this specified amount are released. Under the Final Plan, if consummated, Vencor and the Company would covenant not to materially alter the coverage as it existed as of September 1, 2000 under such corporate liability policy.

   The following claims are specifically excluded from the releases provided by the United States under the United States Settlement: (a) claims under the Code, (b) claims for criminal liability, (c) claims brought by the Securities and Exchange Commission or other governmental or regulatory agency related to securities laws violations, including but not limited to, claims based on the Securities Act, the Exchange Act, the Investment Advisors Act of 1940, the Investment Company Act, the Commodity Exchange Act and the rules and regulations under such statutes, (d) claims under state health care reimbursement programs, and (e) claims for mandatory exclusion from federal health care benefit programs.

  Releases under the Final Plan

   In consideration for the Company and Ventas Realty entering into the Amended Master Leases and agreeing to their treatment under the Final Plan, Vencor would directly release the Company and Ventas Realty and their current and former directors, officers and employees, in their capacities as such, from all claims, whether reduced to judgment or not, liquidated or unliquidated, contingent or noncontingent, asserted or unasserted, fixed or not, matured or unmatured, disputed or undisputed, legal or equitable, known or unknown, that arose before the Vencor Confirmation Date and including, without limitation, any claim, demand, debt, right, cause of action or liability for an avoidance or a recovery on account of or due to fraudulent conveyance, preferential payment, fraudulent transfer and fraudulent obligations and all other claims relating to or arising out of the 1998 Spin Off. However, the Company would not be released from, and the Company would remain liable for, the performance of its obligations under the Final Plan, the Spin Agreements, the Amended Master Leases and all other agreements between the Company or Ventas Realty and Vencor which were assumed by or entered into by Vencor under the Final Plan.

   In further consideration for the Company and Ventas Realty entering into the Amended Master Leases and agreeing to their treatment under the Final Plan, the Final Plan would generally provide that the Company and Ventas Realty and their current and former directors, officers and employees, solely in their capacity as such, would be released by the holders of certain claims against Vencor (including the holders of general unsecured claims, senior bank debt claims, subordinated noteholder claims and certain preferred equity put right claims), of all claims, whether reduced to judgment or not, liquidated or unliquidated, contingent or noncontingent, asserted or unasserted, fixed or not, matured or unmatured, disputed or undisputed, legal or equitable, known or unknown that arose before the Vencor Confirmation Date and including, without limitation, any claim, demand, debt, right, cause of action or liability for an avoidance or a recovery on account of or due to fraudulent conveyance, preferential payment, fraudulent transfer and fraudulent obligations and all other claims relating to or arising out of the 1998 Spin Off. The following claims would be specifically excluded from these releases: (a) obligations of the Company and Ventas Realty under the Final Plan and all of the documents related thereto; and (b) direct claims against the Company or Ventas Realty which (i) are unrelated to the 1998 Spin Off,
(ii) are unrelated to Vencor (including Vencor's operations prior to the 1998 Spin Off), and (iii) were not asserted and could not have been asserted against Vencor in the Vencor bankruptcy proceedings. At the Confirmation Hearing, the Bankruptcy Court judge approved these releases. The Company believes that these releases would generally meet the requirements to be enforceable against non-debtor parties. However, there exists a complex and evolving body of case law governing the enforceability of releases in bankruptcy by non-debtor parties and there can be no assurance that such a releasing party would not seek to challenge such releases or what the outcome would be if the enforceability of the releases was so challenged.

   The releases in favor of the Company's officers, directors or employees would be limited to claims that arose out of the officer/director/employee relationship. The Company would not be released from any indemnification claims of any current and former officers, directors and employees of the Company.

   The Company would directly release Vencor and its officers, directors and employees, solely in their capacity as such, from all claims, whether reduced to judgment or not, liquidated or unliquidated, contingent or noncontingent, asserted or unasserted, fixed or not, matured or unmatured, disputed or undisputed, legal or equitable, known or unknown that arose before the Vencor Confirmation Date. However, Vencor would not be released from, and Vencor would remain liable for, the performance of all obligations under the Final Plan and the Spin Agreements, the Amended Master Leases and all other agreements between Vencor and the Company or Ventas Realty which would be assumed or entered into by Vencor under the Final Plan. The releases by the Company of the officers, directors and employees of Vencor would be limited to those claims against an officer, director or employee that arose out of the officer/director/employee relationship.

   The Company would release the holders of the Vencor senior bank debt and the Vencor subordinated noteholders, and their respective officers, directors, employees, members, principals, attorneys advisors, agents, professionals, representatives, benefit plan administrators or trustees (each of the foregoing, solely in their capacity as such) from all claims, whether reduced to judgment or not, liquidated or unliquidated, contingent or noncontingent, asserted or unasserted, fixed or not, matured or unmatured, disputed or undisputed, legal or equitable, known or unknown, that arose before the Vencor Effective Date and are related to the 1998 Spin Off. The Company would not release any claims under the Company's Amended Credit Agreement or any document or instrument related thereto or any direct claims unrelated to the 1998 Spin Off.

Recent Developments Regarding Liquidity

   On January 31, 2000, the Company and all of its lenders entered into the Amended Credit Agreement, which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points or (b) the London Interbank Offered Rate ("LIBOR"). Borrowings under the Amended Credit Agreement are comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%;
(2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%;
(3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid. In addition, in connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan-restructuring fee. This fee is being amortized proportionately over the terms of the related loans and agreements.

   Under the terms of the Amended Credit Agreement, it would have been an Event of Default if the Vencor Effective Date did not occur on or before December 31, 2000 (the "Vencor Effective Date Deadline"). When it became apparent that the Vencor Effective Date would not occur by December 31, 2000, the Company initiated discussions with the administrative agent for the lenders under the Amended Credit Agreement in an effort to obtain a waiver or amendment of this covenant. The Company and substantially all of its lenders entered into an Amendment and Waiver dated as of December 20, 2000 (the "Amendment and Waiver") to the Amended Credit Agreement, whereby the Vencor Effective Date Deadline was extended from December 31, 2000 to March 31, 2001. In consideration for this extension, the Company paid a fee of $0.2 million to the lenders executing the Amendment and Waiver and agreed to amend the principal amortization schedules of certain of the loans under the Amended Credit Agreement. The Company exercised its option under the Amendment and Waiver to extend the Vencor Effective Date Deadline from March 31, 2001 to April 30, 2001. In consideration of this extension, the Company paid a fee of approximately $0.1 million to the lenders that executed the Amendment and Waiver. Under the Amendment and Waiver, the Company has the further option to extend the Vencor Effective Date Deadline through (a) May 31, 2001 in exchange for the payment on or before April 30, 2001 of a fee equal to 0.20% per annum on the outstanding principal balance of the loans under the Amended Credit Agreement, and (b) June 30, 2001 in exchange for the payment on or before May 31, 2001 of a fee of 0.25% per annum on the outstanding principal balance of the loans under the Amended Credit Agreement.

   Under the terms of the Amended Credit Agreement, an Event of Default will be deemed to have occurred if the Vencor Effective Date does not occur on or before the Vencor Effective Date Deadline, as same may be extended. Subject to any defenses available to the Company, if such an Event of Default were to occur, the Company could be required to immediately repay all the indebtedness under the Amended Credit Agreement upon the demand of the "Required Lenders," as defined in the Amended Credit Agreement. If it appears that the Vencor Effective Date will not occur by the Vencor Effective Date Deadline, as extended, the Company intends to initiate discussions with the administrative agent for its lenders under the Amended Credit Agreement to obtain a waiver or amendment of this covenant. Under the Amended Credit Agreement, a waiver or amendment of this covenant must be approved by lenders holding (in the aggregate) greater than 50% of the total credit exposure under the Amended Credit Agreement. There can be no assurance (i) that the Final Plan or an alternate plan of reorganization for Vencor will become effective on or before the Vencor Effective Date Deadline, as same may be extended, (ii) that the Company will obtain a waiver or amendment of the covenant if the Final Plan or an alternate plan of reorganization for Vencor does not become effective on or before the Vencor Effective Date Deadline, as same may be extended, (iii) that the terms of such a waiver or amendment would not have a Material Adverse Effect on the Company, or (iv) that the failure to obtain such a waiver or amendment would not have a Material Adverse Effect on the Company.

   The Amended Credit Agreement, as revised by the Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan, (i) $50.0 million was paid at closing on January 31, 2000,
(ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) after the Vencor Effective Date, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the "Monthly Sweep") will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002; (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001,
(ii) a one-time paydown of Excess Cash (as defined in the Amended Credit Agreement) is scheduled to be made on or before the thirtieth day after the Vencor Effective Date as more fully described below (the "B Sweep"), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004, and (iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal and the final maturity is scheduled for December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   The B Sweep, if any, is scheduled to be made on the thirtieth day after the Vencor Effective Date (the "B Sweep Payment Date"). The B Sweep is a one-time payment equal to the Company's cash and cash equivalents on hand on the B Sweep Payment Date minus the sum of (to the extent not then paid) (i) amounts payable under the United States Settlement during the succeeding three months,
(ii) a reasonable reserve to pay the applicable portion of the Company's minimum REIT dividend for quarters prior to and including the Vencor Effective Date, (iii) $1.0 million and (iv) other specified amounts. Currently, the Company believes that it will not be required to pay any amounts under the B Sweep.

   The first Monthly Sweep is scheduled to be made on the last day of the month following the first full calendar month after the date that is thirty days after the Vencor Effective Date and will cover the period from 30 days after the Vencor Effective Date to the end of the last day of the month preceding the payment date. Thereafter, the Monthly Sweep will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months, (v) taxes and (vi) other specified amounts.

   The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can only pay dividends based on a certain minimum percentage of its taxable income (equal to 95% of its taxable income for the year ending December 31, 2000 and 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of funds from operations ("FFO"), as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens guarantees, investments, restricted payments, leases, affiliate transactions and capital expenditures; and (c) certain financial covenants, including requiring that the Company have
(i) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (ii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month after the Vencor Effective Date.

   The Amended Credit Agreement does not contain any financial covenants that are applicable to the Company prior to the Vencor Effective Date, and provides, among other things, that no action taken by any person in the Vencor bankruptcy case (other than by the Company and its affiliates) shall be deemed to constitute or result in a "Material Adverse Effect," as defined in the Amended Credit Agreement. In addition, the Amended Credit Agreement provides that if the Company is in compliance with its financial covenants and the covenant relating to releases in the Vencor bankruptcy on the Vencor Effective Date, no event or condition arising primarily from the Final Plan shall be deemed to have caused a "Material Adverse Effect," as defined in the Amended Credit Agreement, to have occurred.

   If the Vencor Effective Date occurs, the Company thereafter would be subject to certain financial covenants under the Amended Credit Agreement, including those requiring the Company to have (i) Consolidated EBITDA (as defined in the Amended Credit Agreement) on the last day of each fiscal quarter after the Vencor Effective Date at least equal to 80% of the Company's Projected Consolidated EBITDA (as defined in the Amended Credit Agreement) on the Vencor Effective Date; and (ii) a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Amended Credit Agreement) on a trailing four quarter basis, of at least 1.20 to 1.00.

Certain of these covenants may be waived by holders of more than 50% of the principal indebtedness under the Amended Credit Agreement.

Other Recent Developments

   Certain of the Company's other operators have experienced financial difficulties that have impacted their ability to perform their obligations under agreements with the Company. See "--Risk Factors--Effects of Bankruptcy Proceedings" and "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements.

Portfolio of Properties

   The following table reflects the Company's portfolio of properties as of December 31, 2000.

                                    Percentage
                                        of      Number of  Number of  Number of
         Type of Facility          Portfolio(1) Facilities Beds/Units States(2)
         ----------------          ------------ ---------- ---------- ---------
Hospitals.........................     40.1%        45        4,093       21
SkilledNursingFacilities..........     59.6%       216       27,952       31
PersonalCareFacilities............      0.3%         8          136        1
                                      -----        ---       ------      ---
Total.............................    100.0%       269       32,181       36
                                      =====        ===       ======      ===

--------
(1) Based on the percentage of gross rent earned before write-offs by the Company for the year ended December 31, 2000.
(2) The Company has properties located in 36 states operated by six different operators.

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

Competition

   The Company competes for real property investments with health care providers, other health care related REITs, real estate partnerships, banks, insurance companies and other investors. Many of the Company's competitors are significantly larger and have greater financial resources and lower cost of capital than the Company. If the Vencor Effective Date occurs and when the Company is permitted under the terms of the Amended Credit Facility to reinstate its original business strategy, the Company's ability to compete successfully for real property investments will be determined by numerous factors, including the ability of the Company to identify suitable acquisition targets, the ability of the Company to negotiate acceptable terms for any such acquisition, the availability and cost of capital, and the restrictions contained in the Amended Credit Agreement. See "Risk Factors--Implementation of Original Business Strategy" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements.

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

Environmental Regulation

   Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property from which there is a release or threatened release of hazardous or toxic substances or an entity that arranges for the disposal or treatment of hazardous or toxic substances at a disposal site may be held jointly and severally liable for the cost of removal or remediation of certain hazardous or toxic substances that could be located on, in or under such property or other affected property. Such laws and regulations often impose liability whether or not the owner, operator or otherwise responsible party knew of, or caused the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial, and the liability of a responsible party as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the liable party. The presence of these substances or failure to remediate such substances properly also may adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. In connection with the ownership and leasing of the Company's properties, the Company could be liable for these costs as well as certain other costs, including governmental fines and injuries to person or properties or natural resources. In addition, owners and operators of real property are liable for the costs of complying with environmental, health, and safety laws, ordinances and regulations and can be subjected to penalties for failure to comply. Such ongoing compliance costs and penalties for non-compliance can be substantial. Changes to existing or the adoption of new environmental, health, and safety laws, ordinances, and regulations could substantially increase an owner's or operator's environmental, health, and safety compliance costs and/or associated liabilities. Environmental, health, and safety laws, ordinances, and regulations potentially affecting the Company address a wide variety of topics, including, but not limited to, asbestos, polychlorinated biphenyls ("PCBs"), fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. Under the Master Leases, Vencor has agreed to indemnify the Company against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the commencement date of the lease term for the applicable leased property. Vencor also has agreed to indemnify the Company against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate, on or after the commencement date of the lease term for the applicable leased property (including as a result of migration from adjacent properties not owned or operated by the Company or any of its affiliates other than Vencor and its direct affiliates). There can be no assurance that Vencor will have the financial capability to satisfy any such environmental claims. See "Risk Factors--Dependence of the Company on Vencor." If Vencor is unable to satisfy such claims, the

Company will be required to satisfy the claims. The Company has agreed to indemnify Vencor against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the lease term for the applicable leased property.

   The Company did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances, and regulations in 2000 and does not expect that it will have to make any such material capital expenditures during 2001.

Governmental Regulation

 General

   The operators of the Company's properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. The amounts of program payments received by the operators can be changed by legislative or regulatory actions and by determinations by agents for the programs. The Balanced Budget Act of 1997 (the "Budget Act") was intended to reduce the increase in Medicare payments by $115.0 billion and reduce the increase in Medicaid payments by $13.0 billion between 1998 through 2002 and made extensive changes in the Medicare and Medicaid programs. The impact of these changes and reductions has been only partially ameliorated by subsequent legislation. See "--Recent Developments Regarding Government Regulation" below. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. Further, on March 25, 1999, President Clinton signed legislation preventing nursing facility operators that decide to withdraw from the Medicaid program from evicting or transferring patients who are residents as of the effective date of withdrawal, and who rely on Medicaid to cover their long-term care expenses. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by the operators of the Company's properties, which currently are being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

   The operators of the Company's properties are subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations, and identified deficiencies that, if not corrected, can result in sanctions that include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company's properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships. Extensive legislation and regulations also pertain to health care fraud and abuse, including kickbacks, physician self-referrals and false claims.

   Federal anti-kickback laws codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Laws") prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare, Medicaid and other federal health care programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of its business, the operators of the Company's properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

   Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the Department of Health and Human Services ("HHS") periodically has issued regulations that describe some of the conduct and business relationships permissible under the Anti-kickback Laws ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of health care service providers that fail to satisfy the applicable Safe Harbor's criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

   The operators of the Company's properties also are subject to Sections 1877 and 1903(s) of the Social Security Act, which, in the absence of an applicable exception, restrict referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership interests or certain other financial arrangements. The federal government has published regulations related to this self-referral prohibition, the latest of which were promulgated in January of 2001. Many states have adopted or are considering legislative proposals similar to the federal referral prohibition, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of reimbursement. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. A violation of such laws and regulations could have a material adverse effect on these operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

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

 Long-Term Acute Care Hospitals

   Substantially all of the Company's hospitals are operated as long-term acute care hospitals ("LTACs"). In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site certification surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid programs, which could in turn adversely impact Vencor's ability to make rental payments under the Master Leases.

   An LTAC has an average length of stay greater than 25 days. Hospitals that are certified by Medicare as LTACs are currently excluded from the prospective payment system that applies to acute care hospitals ("PPS"). However, a PPS system for LTACs is scheduled to be in place by October 1, 2002. See "--Recent Developments Regarding Government Regulation" below. Inpatient operating costs for LTACs are reimbursed under the cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), and as amended by the Budget Act and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). Medicare and Medicaid reimbursements generally are determined from annual cost reports filed by Vencor and other operators which are subject to audit by the respective agency administering the program. Under such programs of cost-based reimbursement, costs which will be accepted for reimbursement are limited by statutes, regulations and program policies relating to numerous factors, including necessity, reasonableness, related-party principles and relatedness to patient care.

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

   The Budget Act established a prospective payment system for Medicare skilled nursing facilities ("SNF") for cost reporting periods beginning on or after July 1, 1998 ("SNF PPS"). The payments received under the new SNF PPS cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The rates for such services were first published in the Federal Register on May 12, 1998, after the consummation of the 1998 Spin Off. Although there has been some payment relief under the Refinement Act and BIPA, the new SNF PPS has resulted, and will likely continue to result in, reduced reimbursement for the operators of the Company's properties relative to the period prior to the effective date of the SNF PPS, thereby adversely impacting the operators' ability to satisfy their obligations, including payment of rent, under the leases with the Company. See "--Recent Developments Regarding Government Regulation" below.

 Health Care Reform

   Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115.0 billion and $13.0 billion, respectively, between 1998 and 2002. Under the Budget Act, annual growth rates for Medicare were to be reduced from over 10% to approximately 7.5% for the period between 1998 and 2002 based on specific program baseline projections from 1993 to 1997. Virtually all spending reductions have and will come from health care operators and changes in program components. For certain health care providers, including hospitals, home health agencies, SNFs and hospices, implementation of the Budget Act has resulted in more drastic reimbursement reductions than had been anticipated. In an effort to provide some relief for those health care providers, Congress enacted the Refinement Act which provides for an additional $16.0 billion in funding over 5 years and BIPA which provides for an additional $35.0 billion in funding over 5 years. BIPA took effect on April 1, 2001. See "--Recent Developments Regarding Government Regulation" below.

   The Budget Act reduced payments made to the hospitals operated by Vencor and others by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. In addition, the Budget Act for the first time imposed a ceiling limitation or "national cap" on the payments that may be made in each category of hospitals exempt from PPS, set at the wage-adjusted 75th percentile of the aggregate per-facility target amounts for each such category.

   The Budget Act also established SNF PPS for cost reporting periods beginning on or after July 1, 1998. During a SNF's first three cost reporting periods under SNF PPS, the per diem payment rates are based on a blend of facility-specific rates and federal rates. Thereafter, the per diem payment rates are based solely on federal rates. (The Refinement Act permits an operator to waive the three-year transition of a SNF to the federal per diem rate.) BIPA authorizes additional temporary increases and modifications to the published SNF payment rates. The rates for such services were published by the Health Care Financing Administration ("HCFA") in the Federal Register on May 12, 1998 and updated most recently in a July 31, 2000 final rule to reflect certain temporary payment increases authorized by the Refinement Act. The payments received under PPS cover all services for Medicare patients in a Part A stay, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The payments that Vencor and others are receiving under SNF PPS are substantially less than before enactment of the Budget Act, even with increases under the Refinement Act and BIPA. Vencor has been subject to SNF PPS since July 1, 1998.

   Pursuant to the Budget Act, a prospective payment system ("LTAC PPS") will also be established for long-term care hospitals. BIPA provides that LTAC PPS must be implemented by October 1, 2002. Unless the Secretary of Health and Human Services develops a system of diagnosis-related groups ("DRGs") specifically refined for long-term care hospitals before that date, LTAC PPS will be implemented using the DRGs currently used for inpatient stays in acute care hospitals (modified, if feasible, to account for the resource usage of long-term care patients, as well as the most recently available hospital discharge data). Supplemental payments for long-term care hospitals services authorized by the Refinement Act and BIPA for fiscal year 2001 may not be taken into account in the implementation of LTAC PPS.

   In addition to its impact on Medicare, the Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act. Further Medicare reform legislation is currently under consideration by Congress.

   In response to widespread health care industry concern about the effects of the Budget Act, Congress passed the Refinement Act, which the President signed into law on November 29, 1999. The Refinement Act did not enact any fundamental changes in the Medicare system, but rather reversed or delayed some of the reductions in Medicare payment increases mandated by the Budget Act. It is estimated that in the next five fiscal years this "givebacks" law will return to health care providers about $16.0 billion of the $115.0 billion the Budget Act was expected to cut from increases to the Medicare program. Specific providers who received relief under the Refinement Act included skilled nursing facilities, which received temporary (effective April 1, 2000 to October 1, 2000) per diem payment increases for certain high cost patients, and outpatient rehabilitation therapy providers, which are no longer subject to a $1,500 annual cap on the amount of physical, occupational and speech therapy provided to a patient. The Refinement Act required HHS to recommend a new payment policy for outpatient therapy by January 2001. The Refinement Act also specified that the temporary per diem payment increase would be replaced by specific administrative rate increases. As such administrative rate increases were not final by October 1, 2000, the temporary per diem increases will remain in place. In addition, PPS rates are subject to a 4% inflationary adjustment effective October 1, 2000. On July 25, 2000, HCFA announced that it would delay the proposed technical refinements under the Refinement Act to the SNF PPS until October 1, 2001, at the earliest. As a result, temporary per diem payment increases for specified Resource Utilization Groups ("RUGs") have been retained for an unspecified period of time, with certain budget-neutral changes to the size and allocation of such increases among different RUGs. HCFA also confirmed that the 4% increase in per diem reimbursement rate for all RUGs would be implemented on October 1, 2000 as scheduled.

   BIPA, like the Refinement Act, provides a certain degree of relief from the projected impact of the Budget Act. Among other provisions, BIPA authorizes various temporary increases and modifications to published SNF payment rates, raises the applicable "national cap" for LTACs by 2% during fiscal year 2001, and raises the facility-specific target amounts for LTACs by 25% during fiscal year 2001 (subject to the revised national cap). However, it also requires implementation of LTAC PPS by October 1, 2002, without taking such supplemental payments into account. There can be no assurance that the Budget Act, the Refinement Act, BIPA and future health care legislation, or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators which could have a material adverse effect on their ability to make rental payments to the Company.

 Recent Developments Regarding Government Regulation

   Recent legislation and implementing regulations set forth revised payment mechanisms for skilled nursing facility and long-term care hospital services. The precise overall economic impact of such legislation and regulations is under review by the long-term care industry and by the Company and Vencor.

   In its July 31, 2000 final rule ("Final BBRA Rule") refining the SNF PPS, HCFA, which is responsible for implementing the Medicare and Medicaid provisions of the Refinement Act, announced increases in payment rates for fiscal year 2001. In its earlier proposed rule, issued on April 10, 2000, HCFA had detailed proposed refinements to be made to the SNF PPS case-mix classification system that would more adequately account for high cost cases. Specifically, the agency developed new categories of service classifications for payment purposes and proposed to increase reimbursement rates for higher cost cases using a new index system based on patient clinical variables. The Final BBRA Rule postpones any such refinements to the SNF PPS case-mix classification system, while retaining two temporary remedies set forth in the Refinement Act: (a) a 4% increase in the per diem reimbursement rates for all Resource Utilization Groups ("RUGs") in both fiscal years 2001 and 2002; and
(2) an additional 20% increase in the per diem reimbursement for fifteen RUGs falling under the Extensive Services, Special Care, Clinically Complex, High Rehabilitation and Medium Rehabilitation categories, applicable to services furnished on or after April 1, 2000, until such time as case-mix refinements are finally implemented.

   The recently passed BIPA modifies the impact of the Refinement Act on SNF PPS payment rates, as implemented by the Final BBRA Rule, in several important ways. First, BIPA revises the annual market basket update factor upward from "market basket--1%" to (a) "market basket" in fiscal year 2001, and (b) "market basket--0.5%" in fiscal years 2002 and 2003. Second, BIPA temporarily increases the nursing component of the federal SNF PPS rate by 16.6%, from April 1, 2001 through September 30, 2002. Finally, BIPA increases the per diem reimbursement rates for fourteen rehabilitation-related RUGs by 6.7%, from April 1, 2001 until such time as case-mix refinements are implemented pursuant to the Refinement Act. (Three of the fourteen RUGs in question had qualified for the 20% add-on authorized by the Refinement Act. BIPA eliminates the 20% add-on for these three RUGs, in order to accommodate the 6.7% increase for all fourteen rehabilitation-related RUGs.)

   Long-term care hospitals ("LTACs"), currently excluded from a prospective payment system, are scheduled to transition to such a payment system ("LTAC PPS") by October 1, 2002. LTAC PPS was mandated under the Balanced Budget Act of 1997. BIPA directs the Secretary of Health and Human Services to study the question of whether to base the eventual LTAC PPS on existing DRGs, which are now used for inpatient stays in acute care hospitals, or on refined DRGs. In addition, BIPA requires the Secretary to take into account where feasible the resource usage of long-term care patients and the most recently available hospital discharge data. If the Secretary is unable to implement LTAC PPS by October 1, 2002, LTAC PPS must be implemented using existing DRGs.

   In the interim, LTACs continue to be reimbursed on a reasonable cost basis, subject to a facility-specific target amount, and subject also to a "national cap." The national cap is the wage-adjusted 75th percentile cap that was established by the Balanced Budget Act of 1997 for classes of hospitals exempt from the prospective payment system. For cost reporting periods during fiscal year 2001, BIPA raises the applicable national cap for LTACs by 2%. BIPA also raises the target amount for such hospitals by 25%, though this revised target amount cannot exceed the wage-adjusted national cap. These supplemental payments may not be taken into account in the implementation of LTAC PPS.

Federal Income Tax Considerations

   The Company elected to be taxed as a REIT, commencing with its taxable year that ended December 31, 1999. The Company believes that it has satisfied the requirements under the Code to qualify as a REIT for tax year ended December 31, 2000. The Company intends to continue to qualify as a REIT for the tax year ended December 31, 2001 and subsequent tax years subject to its ability to meet the minimum distribution requirements as discussed below. The Company's actual continued qualification and taxation as a REIT, however, will depend upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels, and stock ownership, the various qualification tests imposed under the Code. These tests are discussed below. No assurance can be given that the actual results of the Company's operations for any particular taxable year will satisfy such requirements. Although the Company believes it has satisfied the requirements to continue to qualify as a REIT for the tax year ended December 31, 2000 and although the Company currently intends to continue to qualify as a REIT for the year ended December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT for any such tax year. For a discussion of the tax consequences of failing to continue to qualify as a REIT, see "-- Failure to Continue to Qualify," below.

   The discussion of "Federal Income Tax Considerations" set forth herein is not exhaustive of all possible tax considerations and is not tax advice. Moreover, this summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder's circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Code, such as insurance companies, financial institutions and broker-dealers. The Code provisions governing the federal income tax treatment of REITs are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, possibly retroactively.

 Federal Income Taxation of the Company

   The Company believes it has distributed 95% of its estimated 2000 taxable income as a dividend and otherwise believes that it has satisfied the requirements to be taxed as a REIT under the Code for the tax year ended December 31, 2000. The Company intends to be taxed as a REIT for the tax year ending December 31, 2001 and subsequent tax years and to distribute 90% of its taxable income as a dividend for 2001 and subsequent tax years. See "--Annual Distribution Requirements." If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on net income that it currently distributes to stockholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation. Notwithstanding its qualification as a REIT, the Company will be subject to federal income tax in the following circumstances. First, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its undistributed items of tax preference. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" (which is, in general, property acquired by foreclosure or otherwise on default of a loan secured by the property or property repossessed by the Company upon dispossessing a tenant after a lease default) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if the Company has net income from "prohibited transactions" (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the product of
(a) the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test, and (b) a fraction intended to reflect the Company's profitability. Sixth, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than retained long-term capital gain the Company elects to treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior years, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company should receive rents from a tenant deemed not to be fair market value rents, or if the Company values its assets incorrectly, the Company may be liable for valuation penalties. Finally, if the Company acquires any asset from a C corporation (i.e., a corporation generally subject to full corporate level tax) in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation, and the Company recognizes gain on the disposition of such asset during the 10-year period (the "Recognition Period") beginning on the date on which such asset was acquired by the Company, then, to the extent of such asset's "Built-in Gain" (i.e., the excess of the fair market value of such property at the time of acquisition by the Company over the adjusted basis of such asset at such time), such gain will be subject to tax at the highest regular corporate rate applicable (as provided in regulations that have been announced but not yet promulgated (the "Built-in Gain Rules")).

   The Company owns appreciated assets that it held on January 1, 1999, the effective date of its REIT election. These assets are subject to the Built-in Gain Rules discussed above because the Company was a taxable C corporation prior to January 1, 1999. If the Company recognizes taxable gain upon the disposition of any of these assets within the ten-year Recognition Period, the Company generally will be subject to regular corporate income tax on that gain to the extent of the Built-in Gain in that asset as of January 1, 1999. The total amount of gain on which the Company can be taxed under the Built-in Gain Rules is limited to its net built-in gain at the time it became a REIT, i.e., the excess of the aggregate fair market value of its assets at the time it became a REIT over the adjusted tax bases of those assets at that time. The amount of any such capital gain realized would be offset by the amount of any available capital loss carryforwards. In connection with the sale of any assets, all or a portion of such gain could be treated as ordinary income instead of capital gain and be subject to taxation and/or the minimum REIT distribution requirements. See "--Annual Distribution Requirements" below.

 Requirements for Qualification

   To continue to qualify as a REIT, the Company must continue to meet the requirements discussed below, relating to the Company's organization, sources of income, nature of assets and distributions of income to stockholders.

 Organizational Requirements

   The Code defines a REIT as a corporation, trust or association (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year (the "100 Shareholder Rule");
(vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets. The 5/50 Rule and the 100 Shareholder Rule do not apply to the first taxable year for which an election is made to be taxed as a REIT; thus, these two rules began to apply to the Company for the year 2000 (since 1999 was the Company's first taxable year as a REIT).

   For purposes of the 5/50 Rule, an unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. A trust that is a qualified trust under Section 401(a) of the Code, however, generally is not considered an individual and the beneficiaries of such trust are treated as holding shares of a REIT in proportion to their actuarial interests in such trust for purposes of the 5/50 Rule. Certain entities, including entities that file Schedules 13 D, F or G with the Commission, are not treated as a single owner under the 5/50 Rule. For purposes of the 5/50 Rule, the beneficial owners of such entities are deemed to be the owners of the Company's Common Stock. A REIT will be treated as having satisfied the 5/50 Rule if it complies with certain regulations for ascertaining the ownership of its stock and if it did not know (or after the exercise of reasonable diligence would not have known) that its stock was sufficiently closely held to cause it to violate the 5/50 Rule. See "--Annual Record Keeping Requirements" below.

   In order to prevent a concentration of ownership of the Company's stock that would cause the Company to fail the 5/50 Rule or the 100 Shareholder Rule, the Company amended its Certificate of Incorporation on April 30, 1998 to provide that, except with the consent of the Company's Board of Directors, no holder (with certain exceptions) is permitted to own, either actually or constructively under the applicable attribution rules of the Code, more than 9.0% of the Common Stock or 9.9% of any class of preferred stock issued by the Company. Certain persons (an "Existing Holder") who owned stock in the Company in excess of the foregoing limits on April 30, 1998 (the date that the Certificate of Incorporation was amended) are not subject to the general ownership limits applicable to other stockholders; rather, Existing Holders generally are permitted to own up to the same percentage of the Company's outstanding stock that they owned on April 30, 1998. No holder, however, is permitted to own, either actually or constructively under the applicable attribution rules of the Code, any shares of any class of the Company's stock if such ownership would cause more than 50% in value of the Company's outstanding stock to be owned by five or fewer individuals or would result in the Company's stock being beneficially owned by fewer than 100 persons (determined without reference to any rule of attribution).

   Tenet Healthcare Corporation ("Tenet") owned in excess of 10% of the Company's issued and outstanding Common Stock on April 30, 1998 and, therefore, is treated as an Existing Holder under the Company's

Certificate of Incorporation. Except as explained below, as an Existing Holder, Tenet is generally permitted to own in excess of the ownership limits in the Company's Certificate of Incorporation.

   As permitted by its certificate of incorporation, the Company previously granted waivers of the ownership limitations to certain stockholders of the Company. These waivers initially permitted such stockholders to own over 10% of the Common Stock of the Company but in no event more than 15% of the Common Stock. These waivers have either been terminated in their entirety or have been subsequently revised to restrict the ownership of Common Stock by any such stockholder to less than 10% of the Company's issued and outstanding Common Stock. The Company believes that no stockholder, other than Tenet, owns 10% or more of the Company's issued and outstanding Common Stock.

   To qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. The Company believes that at December 31, 1999 it did not have any accumulated earnings and profits that are attributable to periods during which the Company was not a REIT, although the IRS would be entitled to challenge that determination. For taxable years beginning after 2000 (and the Company believes for the taxable year 2000), a distribution made to meet the requirement that a REIT may not have non-REIT earnings and profits will be treated, on a first-in, first-out basis, as made from earnings and profits. Thus, such earnings and profits are deemed distributed first from earnings and profits that would cause such a failure, starting with the earliest Company year for which such failure would occur.

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

   Pursuant to Treasury Regulations relating to entity classification (the "Check-the-Box Regulations"), an unincorporated entity that has a single owner is disregarded as an entity separate from its owner for federal income tax purposes. The Company directly owns a 99% general partnership interest in Ventas Realty and indirectly owns the remaining 1% limited partnership interest in Ventas Realty through a wholly owned limited liability company. Under the Check-the-Box Regulations, the limited liability company, and therefore Ventas Realty, is disregarded as an entity separate from the Company for federal income tax purposes.

   In the case of a REIT that is a partner in a partnership, Treasury regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. In addition, the character of the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of the income and asset tests described below. If and when Ventas Realty were to admit a partner other than the Company, a qualified REIT subsidiary of the Company, or an entity that is disregarded under the Check-the-Box Regulations as an entity separate from the Company, the Company's proportionate share of the assets and gross income of Ventas Realty would be treated as the assets and gross income of the Company for purposes of applying the requirements described herein.

 Income Tests

   To continue to qualify as a REIT, the Company must satisfy certain annual gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" (defined below)) and, in certain circumstances, interest on certain types of temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing.

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

   Finally, for rents received to qualify as "rents from real property," the Company generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an "independent contractor" who is adequately compensated and from whom the Company derives no income. The "independent contractor" requirement, however, does not apply to the extent that the services provided by the Company are "usually or customarily rendered in connection with the rental of space for occupancy only," which are services of a type that a tax-exempt organization can provide to its tenants without causing its rental income to be unrelated business taxable income ("UBTI"). In addition, the "independent contractor" requirement does not apply to noncustomary services provided by the Company, the annual value of which does not exceed 1% of the gross income derived from the property with respect to which the services are provided (the "1% de minimis exception"). For this purpose, such services may not be valued at less than 150% of the Company's direct cost of providing the services. An "independent contractor" is defined as an entity that does not own (directly or indirectly) more than 35% of the Company's stock or an entity not more than 35% owned (directly or indirectly) by persons who own more than 35% of the Company's stock. If any class of stock of the

Company or the person being tested as an independent contractor is regularly traded on an established securities market, only persons who directly or indirectly own 5% or more of such class of stock shall be counted in determining whether the 35% ownership limitations have been exceeded. Certain of the foregoing rules are modified if the Company forms a taxable REIT Subsidiary. See "--Taxable REIT Subsidiary."

   The Company does not believe that it has, and does not anticipate that it will in the future, (i) charged/charge rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of receipts or sales consistent with the rule described above), (ii) derived/derive rent attributable to personal property leased in connection with real property that exceeds 15% of the total rents,
(iii) derived/derive rent attributable to a Related Party Tenant, or (iv) provided/provide any noncustomary services to tenants other than through qualifying independent contractors, except as permitted by the 1% de minimis exception or to the extent that the amount of resulting nonqualifying income would not cause the Company to fail to satisfy the 95% and 75% gross income tests.

 Related Party Tenant

   The Company leases substantially all of its properties to Vencor and Vencor is the primary source of the Company's rental revenues. Under the Final Plan, if consummated, Ventas Realty would receive 1,498,500 shares of the New Vencor Common Stock on the Vencor Effective Date as future rent. Under the Code, if the Company owns 10% or more of any class of Vencor's issued and outstanding voting securities or 10% or more of the value of any class of Vencor's issued and outstanding securities (the "10% securities test"), Vencor would be a Related Party Tenant. As a Related Party Tenant, the Company's rental revenue from Vencor would not qualify as "rents from real property" and the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test. The Company's loss of REIT status would have a Material Adverse Effect on the Company.

   The Company believes that, based upon applicable tax authorities and decisions and advice from the Internal Revenue Service, all common stock underlying warrants and options that may be issued by Vencor on or after the Vencor Effective Date and performance shares that may be issued by Vencor on or after the Vencor Effective Date would be deemed outstanding for purposes of calculating the Company's ownership percentage under the 10% securities test. Accordingly, if the Final Plan is consummated and the New Vencor Common Stock is issued to the Company on the Vencor Effective Date, the Company believes that for purposes of the 10% securities test, its ownership percentage in Vencor on and after the Vencor Effective Date would be materially less than 9.99%.

   In addition, the Company has taken a number of steps to reduce the risk of the Company's loss of REIT status due to any potential violation of the 10% securities test if the Final Plan is consummated and the New Vencor Common Stock is issued to the Company on the Vencor Effective Date.

   First, under Article Twelfth of the Vencor Amended and Restated Certificate of Incorporation (the "Vencor Corporate Charter"), which would become effective on the Vencor Effective Date, if Vencor were to propose to enter into a transaction which would cause the Company to violate the 10% securities test, Vencor would have to give the Company fifteen days prior written notice of such transaction, which notice would constitute an offer by Vencor to purchase from the Company immediately prior to the consummation of such transaction a number of shares of the New Vencor Common Stock such that after the consummation of the proposed transaction the Company's ownership interest in Vencor would not exceed 9.99%. The Company would not be required to accept such offer but could in its discretion do so. Vencor would agree not to close the transaction until it purchased the appropriate amount of the New Vencor Common Stock from the Company if the Company were to accept the Vencor offer.

   Second, the Company would be able to sell the New Vencor Common Stock to a third party or distribute the New Vencor Common Stock to its stockholders, subject to compliance with the registration requirements of the Securities Act. Under the Registration Rights Agreement, Vencor would agree to file a registration statement within 120 days after the Vencor Effective Date to register the New Vencor Common Stock under the Securities Act. See "--Recent Developments Regarding Vencor--Spin Agreements and Other Arrangements Under the Final Plan-- Registration Rights Agreement." The New Vencor Common Stock could be sold in the public trading markets, in a private sale or distributed by the Company to its stockholders as a dividend upon compliance with the rules and regulations of the New York Stock Exchange and the Commission and all other applicable laws, rules and regulations. However, if the Company were required to dispose of all or a portion of the New Vencor Common Stock, there could be no assurance that a public market would exist for the New Vencor Common Stock, that a private buyer could be found for the New Vencor Common Stock, the price at which a sale could be effected, or whether a registration statement relating to the proposed transaction would be declared effective in time to effectuate such sale in order for the Company to avoid the loss of its REIT status.

   Third, if the Final Plan is consummated, the Company intends to establish a trust into which Ventas Realty would transfer a nominal amount of cash on the Vencor Effective Date. The Company believes that, subject to compliance with applicable securities law, it could, for any reason, transfer to the trust all or a portion of the Company's New Vencor Common Stock. Upon any such transfer of the New Vencor Common Stock to the trust, the trust would convert to separate trusts for the benefit of each stockholder of the Company determined as of the record date set by the Company. There can be no assurance, however, that applicable law would permit the Company to distribute the New Vencor Common Stock to the trust as a dividend to its stockholders or that the Company would elect to do so.

   The Company has also taken or, would take if the Final Plan is consummated, steps to prevent the attribution to the Company of the New Vencor Common Stock which would be issued by Vencor if the Final Plan is consummated and which may be owned by stockholders of the Company. The Company has amended the waivers of the ownership limits in its charter such that the only greater than 10% stockholder of the Company's stock is Tenet. Tenet owns approximately 12% of the Company's issued and outstanding Common Stock. Certain provisions under the Code provide that any ownership interest in Vencor that Tenet may purchase may be attributed to the Company. If any such attribution should occur at a time when the Company owns 9.99% of the issued and outstanding New Vencor Common Stock, the Company could violate the 10% securities test and lose its REIT status unless under applicable laws, rules and regulations or interpretations, the Company is otherwise deemed not to have violated the 10% securities test. There can be no assurance that relief for a violation of the 10% securities test would be available in all circumstances. If the Company should lose its REIT status, it would have a Material Adverse Effect on the Company. To reduce the likelihood of such an occurrence, the Company has sought certain protective measures. As part of the Final Plan, the Company negotiated for the inclusion of Article Tenth of the Vencor Corporate Charter. Article Tenth of the Vencor Corporate Charter, which would become effective if the Vencor Effective Date occurs, would, by design, prohibit Tenet from gaining beneficial ownership of any New Vencor Common Stock if such ownership when combined with the Company's ownership would exceed 9.9% of any class of stock or all stock in the aggregate. If Tenet should nevertheless violate this provision, either directly or as a result of the attribution rules under the Code, any shares of the New Vencor Common Stock so purchased by or attributed to Tenet would automatically, without any action by any party, become "Excess Stock" in Vencor and would be deemed to be owned by a trust for the benefit of a third party and Tenet would have no legal title to such "Excess Stock" in Vencor. Tenet would have the limited right to receive certain distributions on and a certain portion of the proceeds of a sale of such "Excess Stock" in Vencor.

   In addition, under the Company's Certificate of Incorporation, under a formal interpretation by the Board of Directors, if Tenet should purchase any New Vencor Common Stock while Tenet owns in excess of 10% of the Company's Common Stock, then all of Tenet's holdings of the Company's Common Stock in excess of 9.9% would automatically become "Excess Shares" in the Company and would be deemed to be owned by a trust for the benefit of a third party and Tenet would have no legal title to such "Excess Shares" in the Company. Tenet would have the limited right to receive certain distributions on and a certain portion of the proceeds of a sale of such Excess Shares in the Company.

   While the Company believes that these and other safeguards which have been instituted by the Company are adequate, there can be no assurances that such safeguards will be adequate to prevent the Company from violating the 10% securities test if the Final Plan is consummated and the New Vencor Common Stock is issued to the Company on the Vencor Effective Date. It would have a Material Adverse Effect on the Company if the Company should ever violate the 10% securities test because the Company would lose its status as a REIT.

   If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless continue to qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions generally will be available if the Company's failure to meet such tests was due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return and any incorrect information on the schedules was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. Even if these relief provisions were to apply, a tax would be imposed with respect to the excess net income.

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

   "Foreclosure property" includes any real property and any personal property incident to such real property acquired by bid at foreclosure or by agreement or process of law after there was a default or a default was imminent on the leased property. During a 90-day grace period, the Company may operate the foreclosed property without an "independent contractor" or qualifying lessee. The 90-day grace period will begin on the date the Company acquires possession of the property.

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

   Foreclosure property treatment will end on the first day on which the REIT enters into a lease of the property that will give rise to income that is not good rental income under Section 856(c)(3). In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building, or other improvement more than 10 percent complete before default became imminent). Foreclosure property treatment is available for an initial period of three years, provided that such treatment may be extended up to six years.

 Health Care Properties

   The Company is permitted to terminate leases of "qualified health care properties" other than by reason of default or imminent default. In addition, the Company may treat "qualified health care properties" as foreclosure property at the time a lease comes to an end. Except as noted below, health care foreclosure properties are subject to the foreclosure property tax and other rules under the general foreclosure property rules.

   The differences between this special health care rule and the general foreclosure rule are that (i) the initial foreclosure property period is for two rather than three years, although it may be extended for the same aggregate six years, (ii) the lease may be terminated without requirement of default, and (iii) income from the independent contract is disregarded to the extent such income is attributable to any lease of property in effect on the date of acquisition or any lease of property entered into after such date if on such date a lease of the new property from the REIT was in effect, and under the terms of the new lease, the REIT receives no more than substantially the same benefit in comparison to the lease previously in effect.

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

 Asset Tests

   At the close of each quarter of its taxable year, the Company must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by cash or cash items (including certain receivables), government securities, "real estate assets" or, in cases where the Company raises new capital through stock or long-term (at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following the Company's receipt of such capital (the "75% asset test"). The term "real estate asset" includes interests in real property, interests in mortgages on real property to the extent the mortgage balance does not exceed the value of the associated real property, and shares of other REITs. For purposes of the 75% asset test, the term "interest in real property" includes an interest in land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold in real property and an option to acquire real property (or a leasehold in real property). Second, of the investments not included in the 75% asset class, the value of any one issuer's debt and equity securities owned by the Company (other than the Company's interest in any entity classified as a partnership for federal income tax purposes, or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of the Company's total assets (the "5% asset test"), and the Company may not own more than 10% of any one issuer's outstanding voting securities or 10% of the value of any one issuer's outstanding securities, subject to limited "safe harbor" exceptions for certain straight debt obligations (except for the Company's ownership interest in an entity that is disregarded for federal income tax purposes, that is classified as a partnership for federal income tax purposes or that is the stock of a qualified REIT subsidiary) (previously defined as the "10% securities test"). In addition, no more than 20% of the value of the Company's assets can be represented by securities of taxable REIT subsidiaries (as defined below).

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

 Receipt of New Vencor Common Stock

   If the Final Plan is consummated and the New Vencor Common Stock is issued to the Company on the Vencor Effective Date, the Company believes it would continue to be in compliance with the 10% securities test and the 5% asset test. However, the Company believes that the value of the New Vencor Common Stock would be highly speculative and there could be differing opinions as to the methods of calculating compliance with these tests and as to the value of the Company's assets (including the valuation of the New Vencor Common Stock) for purposes of these tests. Therefore, there can be no assurance the Company would continue to be in compliance with either of these tests. The Company would lose its REIT status if it failed to satisfy either of these tests, after giving effect to (a) any applicable cure period, which applies only to the 5% asset test and (b) all applicable laws, rules and regulations and interpretations. If the Company lost its status as a REIT, it would have a Material Adverse Effect on the Company.

 Taxable REIT Subsidiaries

   The Company is permitted to own up to 100% of a "taxable REIT subsidiary." To qualify as a taxable REIT subsidiary, both the Company and the subsidiary corporation must join in an election to treat the subsidiary corporation as a taxable REIT subsidiary. In addition, any corporation (other than a REIT or a qualified REIT subsidiary) of which a taxable REIT subsidiary owns, directly or indirectly, more than 35 percent of the vote or value is automatically treated as a taxable REIT subsidiary.

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

   The taxable REIT subsidiary cannot deduct interest in any years that would exceed 50% of the taxable REIT subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary for amounts paid to the Company is determined to be other than at arm's length ("redetermined" items pursuant to Section 482), an excise tax of 100% is imposed on the portion that was excessive, with limited "safe harbor" exceptions.

   A 100% excise tax would be imposed on the Company for: (i) redetermined rents, (ii) redetermined deductions, and (iii) excess interest. Redetermined rents include "rents from real property" that would have been adjusted under
Section 482 (but for the imposition of the 100% tax) in an IRS audit to clearly reflect income as a result of services furnished by a taxable REIT subsidiary to the tenants of a REIT. Redetermined rents, however, would only include rents attributable to "impermissible" services that exceed 1% of the total rents from the property. In addition, redetermined rents would not include rents which qualify for the following safe harbors: (i) the taxable REIT subsidiary charges the same amounts for its services to the REIT and its tenants similar to other third parties; (ii) the rents paid to the REIT by tenants (leasing at least 25% of the net leasable space in the property) who are not receiving a service from the taxable REIT subsidiary are substantially comparable to the rents paid by tenants leasing comparable space and receiving such service from the taxable REIT subsidiary, and the charge for such service is separately stated; and (iii) the Taxable REIT Subsidiary recognizes income for its services at least equal to 150% of its direct costs in furnishing or rendering the service.

   Redetermined deductions include deductions (other than redetermined rents) of a Taxable REIT Subsidiary that would have been adjusted under Section 482 (but for the imposition of the 100% tax) in an IRS audit to clearly reflect income between the taxable REIT subsidiary and REIT.

   Excess interest would include any deduction for interest payments by a taxable REIT subsidiary to the REIT to the extent such interest payments are in excess of a rate that is "commercially reasonable." Loans from the REIT to a taxable REIT subsidiary would be made subject to the Section 163(j) "earnings stripping" rules in full (i.e., the rules would apply to the taxable REIT subsidiary regardless of the underlying ownership of the REIT).

 Annual Distribution Requirements

   In order to be taxed as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (i) the sum of (A) 95% (90% for taxable years beginning after December 31, 2000) of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and
(B) 95% (90% for taxable years beginning after December 31, 2000) of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95% (90% for taxable years beginning after December 31, 2000), but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than long-term capital gain the Company elects to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. In addition, during its Recognition Period, if the Company disposes of any assets subject to the Built-in Gain Rules, the Company will be required, pursuant to guidance issued by the IRS, to distribute at least 95% of the capital gain income from Built-in Gain (after tax), and 90% of the ordinary income from Built-in Gain (after tax), if any, recognized on the disposition of the asset.

   It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. However, this would be partially offset by the value of the New Vencor Common Stock that would be received by the Company on the Vencor Effective Date if the Final Plan is consummated and which would be included in taxable income in the year received by the Company. The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation, as a result of timing differences between (i) the actual receipt of income (including the value of the New Vencor Common Stock in the year received if the Final Plan is consummated and the New Vencor Common Stock is issued to the Company) and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at the Company's taxable income, or as a result of nondeductible expenses such as principal amortization or repayments, or capital expenditures in excess of noncash deductions. In the event that such timing differences or other cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities (including the New Vencor Common Stock if the Final Plan is consummated and the New Vencor Common Stock is issued to the Company) or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Company's ability to engage in certain of these transactions is also restricted by the registration requirements under the Securities Act, the rules and regulations of the New

York Stock Exchange and the Commission and by other applicable laws, rules and regulations. In addition, the failure of Vencor to make rental payments under the Master Leases would impair materially the ability of the Company to make required distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

   The Company qualified as a REIT for the tax year ended December 31, 1999. The Company believes that it has met all of the tests required to be met as of December 31, 2000 in order to qualify as a REIT for the 2000 tax year. Although the Company currently expects to continue to qualify as a REIT for the year ended December 31, 2001, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year.

 Annual Record Keeping Requirements

   In its first taxable year in which it qualifies as a REIT and thereafter, the Company is required to maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding shares. The Company believes that it has complied with these requirements for the 1999 and 2000 tax years. The Company will be subject to a penalty of $25,000 ($50,000 for intentional violations) for any year in which it does not comply with the rules.

 Failure to Continue to Qualify

   If the Company's election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests), the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates except to the extent of net operating loss and capital loss carryforwards. Distributions to stockholders will not be deductible by the Company, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. In addition, the Company would be prohibited from re-electing REIT status for the four taxable years following the year during which the Company ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is impossible to predict whether the Company would be entitled to such statutory relief.

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

 Treatment of Tax-Exempt Stockholders

   Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, "Exempt Organizations"), generally are exempt from federal income taxation. However, they are subject to taxation on their UBTI. While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by the Company to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the Common Stock with debt, a portion of its income from the Company will constitute UBTI pursuant to the "debt-financed property" rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally will require them to characterize distributions from the Company as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10% of the Company's stock is required to treat a percentage of the dividends from the Company as UBTI (the "UBTI Percentage"). The UBTI Percentage is the gross income, less related direct expenses, derived by the Company from an unrelated trade or business (determined as if the Company were a pension trust) divided by the gross income, less related direct expenses, of the Company for the year in which the dividends are paid. The UBTI rule applies to a pension trust holding more than 10% of the Company's stock only if (i) the UBTI Percentage is at least 5%, (ii) the Company qualifies as a REIT by reason of the modification of the 5/50 Rule that allows the beneficiaries of the pension trust to be treated as holding shares of the Company in proportion to their actuarial interests in the pension trust and
(iii) either (A) one pension trust owns more than 25% of the value of the Company's stock or (B) a group of pension trusts individually holding more than 10% of the value of the Company's stock collectively own more than 50% of the value of the Company's stock.

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

   For any year in which the Company qualifies as a REIT, distributions that are attributable to gain from sales or exchanges by the Company of U.S. real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. business. Non-U.S. Stockholders thus would be taxed at the normal capital gain rates applicable to U.S. Stockholders (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA also may be subject to 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to treaty relief or exemption.

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

 Information Reporting Requirements and Backup Withholding Tax

   The Company will report to its U.S. Stockholders and to the IRS the amount of distributions paid during each calendar year and distributions required to be treated as so paid during a calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. In addition, the Company may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status to the Company.

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

   Backup withholding tax and information reporting generally will not apply to distributions paid to Non-U.S. Stockholders outside the United States that are treated as (i) dividends subject to the 30% (or lower treaty rate) withholding tax discussed above, (ii) capital gain dividends or (iii) distributions attributable to gain from the sale or exchange by the Company of U.S. real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of the Common Stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of the Common Stock by a foreign office of a broker that (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or (iii) is a "controlled foreign corporation" for United States tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a United

States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A Non-U.S. Stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

   The Treasury Department issued final Regulations in October 1997 concerning the withholding of tax and information reporting for certain amounts paid to non-resident alien individuals and foreign corporations. These new withholding rules alter the current withholding regime, and generally are effective for distributions made after December 31, 2000. Stockholders should consult their tax advisors concerning the impact, if any, of these new Regulations on their ownership of shares of the Common Stock.

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

Employees

   As of December 31, 2000, the Company had nine full-time employees and two part-time employees. The Company considers its relationship with its employees to be good.

Insurance

   The Company maintains and/or requires in its leases that its tenants maintain appropriate liability and casualty insurance on its assets and operations. Under the Master Leases, Vencor is required to maintain, at its expense, certain insurance coverages related to the properties under the Master Leases and Vencor's operations at the related facilities. See "-- Summary of the Terms of Current Agreements with Vencor." There can be no assurance that Vencor and the Company's other tenants will maintain such insurance and any failure by Vencor or the Company's other tenants to do so could have a Material Adverse Effect on the Company. The Company believes that Vencor and its other tenants are in substantial compliance with the insurance requirements contained in their respective leases with the Company.

   The Company believes that the amount and coverage of its insurance protection is customary for similarly situated companies in its industry. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of insurance coverage.

                                 RISK FACTORS

Dependence of the Company on Vencor

   The Company leases substantially all its properties to Vencor and, therefore, Vencor is the primary source of the Company's rental revenues, accounting for approximately 98.6% (98.4%, net of write-offs) of the Company's rental revenues in 2000.

   The operations of Vencor were negatively impacted by changes in governmental reimbursement rates, by its level of indebtedness and by certain other factors. As a result, Vencor filed for protection under chapter 11 of the Bankruptcy Code on September 13, 1999. On March 19, 2001, the Bankruptcy Court entered an order confirming the Final Plan restructuring Vencor's debt and lease obligations. Under the Final Plan, the Vencor Effective Date shall occur no later than May 1, 2001 but the Final Plan does not address the consequences if the

Vencor Effective Date does not occur on or before May 1, 2001. The Company believes that the Final Plan will likely become effective. See "--Risk Factors--Conditions to Consummation of the Final Plan."

   Vencor's financial condition, ability and willingness to meet its rent obligations will determine the Company's rental revenues and the Company's ability to service its indebtedness and to make distributions to its stockholders. In addition, any failure by Vencor to conduct its operations effectively could have a Material Adverse Effect on the Company. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases, that Vencor will be able to perform its obligations under the Master Leases or, following the Vencor Effective Date if it occurs, under the Amended Master Leases. Since the Master Leases and Amended Master Leases are structured as triple-net leases under which Vencor is responsible for all or substantially all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Vencor to satisfy its obligations under the existing Master Leases or, following the Vencor Effective Date if it occurs, under the Amended Master Leases, would have a Material Adverse Effect on the Company. In addition, the credit standing of the Company is affected by the general creditworthiness of Vencor.

   Due to the Company's dependence on Vencor's rental payments as the primary source of the Company's rental revenues, the Company may be negatively affected by enforcing its rights under the Master Leases or, following the Vencor Effective Date if it occurs, under the Amended Master Leases or by terminating a Master Lease or terminating an Amended Master Lease. If Vencor fails to comply with the terms of a Master Lease or, following the Vencor Effective Date if it occurs, an Amended Master Lease or to comply with applicable health care regulations and, in either case, Vencor or its lenders fail to cure such default within the specified cure period, the Company may have to find another lessee/operator for the properties covered by one or all of the Master Leases or, following the Vencor Effective Date if it occurs, the Amended Master Leases. While the Company is attempting to locate one or more lessee/operators there could be a decrease or cessation of rental payments by Vencor. There can be no assurance that the Company will be able to locate another suitable lessee/operator or that if the Company is successful in locating such an operator, the rental payments from such new operator would not be materially less than the existing rental payments. The ability of the Company to locate another suitable lessee/operator may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change of ownership rules.

   In addition, pursuant to the 1998 Spin Off, the Company assigned to Vencor and Vencor assumed the Third Party Leases, and the rights, obligations and duties as a tenant thereunder, as well as the Third Party Guarantees. The annual minimum rental payments under the Third Party Leases equal approximately $15.7 million, $6.5 million, and $5.9 million for 2001, 2002 and 2003, respectively. The aggregate exposure under the Third Party Guarantees is approximately $9.2 million. See "Note 8--Transactions With Vencor--Summary of the Terms of Current Agreements with Vencor" to the Consolidated Financial Statements. The Company may remain liable for substantially all of the obligations under the Third Party Leases and the Third Party Guarantees. The Company believes it may have valid legal defenses to the enforcement of certain of the Third Party Leases against the Company. However, there can be no assurance the Company would prevail in an action brought to enforce a Third Party Lease or a Third Party Guarantee against the Company. Vencor has indemnified the Company for any losses, claims, liabilities and the like which may be incurred by or asserted against the Company in connection with the Third Party Leases and the Third Party Guarantees. Pursuant to the Stipulation, Vencor has agreed to fulfill its obligations under the Third Party Leases and the Third Party Guarantees during the period that the Stipulation remains in effect. In addition, under the Final Plan, if consummated, Vencor would assume and agree to continue to perform these indemnification obligations. See "Business--Recent Developments Regarding Vencor." There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy these obligations or that Vencor will continue to honor these obligations. If Vencor or certain third party subtenants are unable or unwilling to satisfy the obligations under the Third Party Leases, the Company may be obligated to satisfy the obligations under the Third Party Leases. In that event, the Company may be entitled to receive revenues from the leased properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The failure of Vencor to perform the obligations under the Third Party Leases and/or the Third Party Guarantees or the Company's performance of these obligations could have a Material Adverse Effect on the Company.

   In connection with the 1998 Spin Off, Vencor agreed to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Vencor agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the health care operations or (b) were asserted after the 1998 Spin Off and which arise out of the ownership and operation of the health care operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations. Pursuant to the Stipulation, Vencor has agreed to fulfill these obligations during the period that the Stipulation remains in effect. In addition, under the Final Plan, if consummated, Vencor would assume and agree to continue to perform all of these obligations, including the obligation of Vencor to indemnify the Company. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Vencor does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. The failure of Vencor to perform these obligations or the Company's performance of these obligations and/or the assumption of the defense of such claims could have a Material Adverse Effect on the Company.

   Under the Final Plan, if consummated, the Company would receive 1,498,500 shares of the New Vencor Common Stock on the Vencor Effective Date. If the Final Plan is consummated and the Company receives the New Vencor Common Stock on the Vencor Effective Date, then any material decrease in the value of such New Vencor Common Stock could have a Material Adverse Effect on the Company.

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

   Vencor has informed the Company that Vencor's auditors, PricewaterhouseCoopers LLP ("PwC"), advised Vencor that certain non-audit services provided to Vencor during PwC's engagement as Vencor's independent accountants by a subsidiary of PwC in connection with Vencor's efforts to sell an equity investment raised an issue as to PwC's independence. Vencor has informed the Company that PwC has disclosed this situation to the Commission, which is currently investigating the issue. Vencor has informed the Company that, notwithstanding the provision of such non-audit services, PwC advised Vencor that PwC was and continues to be independent accountants with respect to Vencor and it is the present intention of PwC to sign audit opinions and consents to incorporation as necessary in connection with documents filed by Vencor with the Commission and other governmental agencies. Vencor has informed the Company that Vencor cannot predict at this time how this issue will be resolved or what impact, if any, such resolution will have on Vencor's past or future filings with the Commission or other third parties, the value of the New Vencor Common Stock to be issued to the Company upon consummation of the Final Plan, and the timing of the registration under the Securities Act of the resale or distribution of such New Vencor Common Stock by the Company.

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

   The Company's ability to manage its assets and operations is subject to federal and state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents, and with respect to tenants of the Company who are subject to a bankruptcy proceeding, to federal bankruptcy laws. If a tenant files for bankruptcy protection, the tenant should have an obligation to pay rent to the Company as landlord during the pendency of the proceeding and pending the assumption or rejection of the respective lease. The tenant, however, may dispute the obligation to pay and/or the amount of rent to be paid pending the assumption or rejection of a lease. If the tenant assumes a real property lease, it generally must do so pursuant to the original contract terms and it must cure pre-petition and post-petition defaults under the lease unless the landlord has agreed to modify the contract terms or the bankruptcy court orders the terms modified. If the tenant rejects a real property lease, the Company may lease the property to another tenant. If a tenant becomes insolvent or files for bankruptcy protection, there can be no assurance that the Company will be able to timely recover the premises from the tenant or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. There can also be no assurance that the Company will receive rent in the proceeding equal to the amount set forth in the leases or sufficient to cover the Company's expenses with respect to the premises. If a tenant becomes subject to federal bankruptcy protection, the Bankruptcy Code will apply, which may restrict the amount and recoverability of the Company's claims against the tenant. In addition, the automatic stay provisions of the Bankruptcy Code prevent a party from exercising certain of its contractual rights, including the right to payment of pre-petition amounts past due, while the debtor is subject to federal bankruptcy protection. These proceedings and the limitations imposed by the Bankruptcy Code on the ability of the Company to enforce its agreements with these parties could have a Material Adverse Effect on the Company. See "Note 9--Commitments and Contingencies to Consolidated Financial Statements."

   In connection with Vencor's bankruptcy filing, the Company and Vencor entered into a Stipulation for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. During the period in which the Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend the Company for any and all claims relating to the health care operations and assets and liabilities transferred to Vencor in the 1998 Spin Off. Under the Final Plan, if consummated, Vencor would agree to assume and continue to perform the Spin Agreements. However, until such time as the Vencor Effective Date may occur, under the Stipulation Vencor has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Stipulation and/or rejection by Vencor of the Spin Agreements could have a Material Adverse Effect on the Company. See "--Recent Developments Regarding Vencor."

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

   The Company believes that Vencor was solvent (in accordance with the foregoing definitions) at the time of the 1998 Spin Off, was able to repay its debts as they matured following the 1998 Spin Off and had sufficient capital to carry on its business. Moreover, the Company at the time of the 1998 Spin Off received third party opinions as to Vencor's solvency and the adequacy of Vencor's capitalization. There is no certainty, however, that a court would reach the same conclusions in determining whether Vencor was insolvent or adequately capitalized at the time of, or after giving effect to, the 1998 Spin Off or that any transfer would not be avoided on other grounds. Under the Final Plan if consummated, Vencor would release these potential claims.

Conditions to Consummation of the Final Plan

   Consummation of the Final Plan is subject to the satisfaction of numerous conditions, including: (a) no event of default exists under the Amended Master Leases, Vencor's Exit Facility or New Senior Secured Notes that (i) has not been waived by all parties to such agreements and (ii) would result in the existence of a default under one or more of such agreements on the Vencor Effective Date that, based on Vencor's knowledge as of the Vencor Effective Date, Vencor will not be able to cure pursuant to the terms of the relevant agreement; (b) the Stipulation has not terminated prior to the Vencor Effective Date and the Tax Stipulation has not been terminated by Vencor prior to the Vencor Effective Date; (c) Vencor shall not have renewed or extended after December 10, 2000 any lease with a third party as to which the Company may have liability thereunder because it, an affiliate or a predecessor was the tenant prior to the assignment of the lease to Vencor unless Vencor first has obtained a release of the Company from such liability. Many of these conditions are outside the control of the Company and Vencor.

   There can be no assurance (a) that the Final Plan will be consummated, (b) if the conditions to consummation of the Final Plan are satisfied, of the date that the Final Plan will be consummated, or (c) that, if the Final Plan is not amended to provide for a later effective date and the Final Plan is not consummated, (i) Vencor will pursue or be successful in obtaining the approval of its creditors or the Company for a plan of reorganization on the same terms as the Final Plan or on alternate terms, (ii) the terms of any such alternate plan of reorganization will be acceptable to the Company, or (iii) the final terms of any such alternate plan of reorganization will not have a Material Adverse Effect on the Company. The Final Plan provides that the Vencor Effective Date shall occur no later than May 1, 2001, but the Final Plan does not address the consequences if the Vencor Effective Date does not occur on or before May 1, 2001. If the Final Plan is not consummated by May 1, 2001, it could have a Material Adverse Effect on the Company. The Company believes that the Final Plan will likely become effective.

Substantial Leverage and Ability to Raise Capital

   On January 31, 2000, the Company finalized the Amended Credit Agreement, which restructured its debt under its pre-existing Bank Credit Agreement on a long-term basis. See "Business--Recent Developments Regarding Liquidity," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. The Company is highly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of principal and interest on indebtedness and its other obligations. The Company is dependent upon lease payments from Vencor to meet its interest expense and principal repayment obligations under its current debt facilities and its other obligations. If the Company's cash flow from operations is not sufficient to meet all scheduled debt payments and its other obligations, the Company would be required to obtain additional borrowings or raise equity to meet its required debt payments and its other obligations. The ability of the Company to incur additional indebtedness is restricted by the terms of the Amended Credit Agreement. In addition, adverse economic conditions could cause the terms on which the Company can obtain additional borrowings to become unfavorable. In such circumstances, the Company may be required to raise equity in the capital markets or liquidate one or more investments in properties at times that may not permit realization of the maximum return on such investments, and which could result in adverse tax consequences to the Company. In addition, certain health care regulations may constrain the ability of the Company to sell assets. There can be no assurance that the Company will be able to meet its debt service obligations or its obligations under the United States Settlement and the failure to do so could have a Material Adverse Effect on the Company.

Lack of Control Over Properties

   The Company is dependent on the ability of Vencor, as triple-net lessee under the Master Leases, and, following the Vencor Effective Date if it occurs, the Amended Master Leases and its other tenants to manage and maintain the Company's leased properties. The Company may be unable to take action if it believes Vencor or such other lessees are operating one of the leased properties inefficiently or in a manner adverse to the Company's interests. See "--Effects of Bankruptcy Proceedings" and "Business--Summary of the Terms of Current Agreements with Vencor." If there is an Event of Default under a Master Lease or, following the Vencor Effective Date if it occurs, under an Amended Master Lease and the Company repossesses such property under a Master Lease or under an Amended Master Lease or if such property is otherwise returned to the Company, the Company would have to locate a suitable lessee/operator for the property. There can be no assurance that the Company will be able to locate another suitable lessee/operator or that if the Company is successful in locating such an operator, that the rental payments from such new operator would not be materially less than the existing rental payments. In addition, the ability of the Company to locate another suitable lessee/operator may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as Medicare and Medicaid change of ownership rules.

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

   Vencor and the other lessees derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. The Budget Act made extensive changes in the Medicare and Medicaid programs and is intended to reduce the increase in Medicare payments by $115.0 billion and reduce the increase in Medicaid payments by $13.0 billion between 1998 through 2002. Although there has been some payment relief under the Refinement Act and BIPA, the reductions under the Budget Act will likely continue to result in reduced reimbursement for the operators of the Company's properties relative to the period prior to the effective date of the Budget Act, thereby adversely impacting the operators' ability to satisfy their obligations, including payment of rent, under the leases with the Company. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk of operating a health care facility. Efforts to impose greater discounts and more stringent cost controls by private payors are expected to continue. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by Vencor and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Vencor and other lessees, which, in turn, could have a Material Adverse Effect on the Company.

 Extensive Regulation

   The health care industry is subject to extensive federal, state and local laws and regulations that affect the operators of the Company's properties. These include, but are not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations. If not corrected, deficiencies can result in sanctions that include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company's properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships. Extensive legislation and regulations also pertain to health care fraud and abuse, including kickbacks, physician self-referrals and false claims. The Anti-kickback Laws, by way of example, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare, Medicaid and other federal health care programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of their businesses, the Company's operators are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. See "Business--Governmental Regulation."

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

 Health Care Reform

   Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115.0 billion and $13.0 billion, respectively, between 1998 and 2002. Under the Budget Act, annual growth rates for Medicare were to be reduced from over 10% to approximately 7.5% for the period between 1998 and 2002 based on specific program baseline projections from the previous five years. The Refinement Act and BIPA are projected to restore as much as $20.0 billion to the Medicare program between 2000 and 2002, without eliminating the Budget Act's spending reductions altogether. Virtually all spending reductions have and will come from health care operators and changes in program components.

   The Budget Act reduced payments made to the hospitals operated by Vencor by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1,

1998. In addition, the Budget Act for the first time imposed a ceiling limitation or "national cap" on the payments that may be made to each category of hospitals exempt from the prospective payment system, set as the wage-adjusted 75th percentile of the aggregate per-facility target amounts for each such category.

   The Budget Act also established SNF PPS for Medicare cost reporting periods beginning on or after July 1, 1998. During nursing facilities' first three cost reporting periods under SNF PPS, the per diem payment rates are based on a blend of facility-specific and federal rates. Thereafter, the per diem payment rates are based solely on the federal rates. The rates for such services were published by HCFA in the Federal Register on May 12, 1998 and updated most recently in a July 31, 2000 final rule to reflect certain temporary payment increases authorized by the Refinement Act. BIPA authorizes additional temporary increases and modifications to the published SNF payment rates. The payments received under SNF PPS cover all services for Medicare Part A patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs. The payments that Vencor is receiving under SNF PPS are substantially less than before enactment of the Budget Act and will remain so even after implementation of the Refinement Act, the Final BBRA Rule and BIPA. Vencor has been subject to SNF PPS since July 1, 1998.

   Though LTACs are presently reimbursed on a reasonable cost basis, subject to a facility-specific target amount and a wage-adjusted, 75th percentile "national cap" imposed on PPS-exempt hospitals by the Budget Act, the Budget Act requires establishment of a separate prospective payment system for LTACs ("LTAC PPS"). BIPA provides that LTAC PPS must be implemented by October 1, 2002.

   In addition to its impact on the Medicare program, the Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act. Further Medicare reform legislation is presently under consideration by Congress.

   There also continue to be state legislative proposals that would impose more limitations on government and private payments to providers of health care services such as Vencor. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

   There can be no assurance that the Budget Act and its progeny, LTAC PPS, future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators which could have a material adverse effect on their ability to make rental payments to the Company and a Material Adverse Effect on the Company.

Implementation of Original Business Strategy

   At the time of the 1998 Spin Off, the business strategy of the Company was to diversify itself from its Vencor tenant concentration. However, past and current conditions have impeded this strategy. Also, the terms of the Amended Credit Agreement significantly limit the Company's ability to acquire or swap assets from or with a third party. See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. Currently, the Company has no plans to acquire additional assets. If the Company obtains the contractual ability to acquire or swap assets under the terms of its Amended Credit Agreement, and if the Final Plan is consummated and Vencor has stabilized its financial condition, the Company intends to re-implement its original business strategy, assuming it has the financial flexibility at that time to do so. Accordingly, if the Company does begin to pursue acquisitions or development of additional health care or other properties, it may encounter certain risks and/or financing constraints. Acquisitions entail general investment risk associated with any real estate investments, including risks that investments will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate, and the inability of the lessee/operator to meet performance expectations. The Company does not presently contemplate any development projects, although if the Company were to pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion. The fact that the Company must distribute 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income in order to maintain its qualification as a REIT may limit the Company's ability to rely upon rental payments from its properties or subsequently acquired properties to finance acquisitions or new developments. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions or development activities might be curtailed or cash available for distribution would be affected adversely.

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

Third Party Tenant Defaults

   Certain of the Company's tenants, in addition to Vencor, have filed for protection under the Bankruptcy Code and/or are in default of their obligations under their leases with the Company. See "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements. As a result of the rejection of the Company's lease in bankruptcy or as a result of the Company's enforcement of remedies under the applicable leases, possession of certain of the affected facilities may be returned to the Company. If the Company is unable to locate a satisfactory substitute tenant for any such facility, the Company may elect to assume operations at the facility, sell the facility or take certain other action relative to the facility. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement and may require the consent of the "Required Lenders" thereunder. There can be no assurance that such consent will be obtained. The third party tenant defaults and bankruptcies may cause the Company's rental revenues for the affected facilities to decrease and the Company's expenses for the affected facilities to increase. However, the aggregate annual rental revenue from the Company's tenants other than Vencor represents only 1.4% of the Company's total annual rental revenue.

Risks Associated with REIT Status

 Failure to Maintain Qualification

   If the Company does not continue to qualify to be taxed as a REIT because it cannot meet the applicable requirements for REIT qualification or because it chooses not meet such requirements, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders will not be deductible by the Company, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction.

   If the Company's election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests), the Company would be prohibited from re-electing REIT status for the four taxable years following the year during which the Company ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is not practical to predict whether the Company would be entitled to such statutory relief.

 Income and Asset Tests

   The Company leases substantially all of its properties to Vencor and Vencor is the primary source of the Company's rental revenues. Under the Final Plan, if consummated, Ventas Realty would receive 1,498,500 shares of the New Vencor Common Stock on the Vencor Effective Date as future rent. If the Final Plan is consummated and the New Vencor Common Stock is issued to the Company, and if as a result thereof the Company violates the 10% securities test, Vencor would be a Related Party Tenant. As a Related Party Tenant, the rents from Vencor would not qualify as "rents from real property" under the Code and the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test.

   In addition, if the Final Plan is consummated and the New Vencor Common Stock is issued to the Company and the value of the New Vencor Common Stock owned by the Company exceeds 5% of the value of the Company's total assets at the end of the quarter in which the Company receives the New Vencor Common Stock, the Company would violate the 5% asset test and the Company would lose its REIT status unless the Company timely cures such violation under the applicable provisions of the Code. There can be no assurance that relief for such a violation would be available in all circumstances.

   If the Final Plan is consummated and New Vencor Common Stock is issued to the Company, the Company believes it will continue to be in compliance with the 10% securities test and the 5% asset test. However, there can be no assurance the Company is or will continue to be in compliance with either of these tests. If the Company failed to satisfy either of these tests, the Company would lose its REIT status, which would have a Material Adverse Effect on the Company.

 Inability to Maintain Required Distributions

   The Company is required to make distributions to its stockholders to comply with the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement and to avoid the nondeductible excise tax. See "-- Federal Income Tax Considerations--Annual Distribution Requirements." It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. However, this would be partially offset by the value of the New Vencor Common Stock that would be received by the Company on the Vencor Effective Date if the Final Plan is consummated and which would be included in taxable income in the year received by the Company. The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation, as a result of timing differences between (i) the actual receipt of income (including the value of the New Vencor Common Stock in the year received if the Final Plan is consummated and New Vencor Common Stock is issued to the Company) and actual payment of deductible expenses and
(ii) the inclusion of such income and deduction of such expenses in arriving at the Company's taxable income, or as a result of nondeductible expenses such as principal amortization or repayments, or capital expenditures in excess of noncash deductions. In the event that such timing differences or other cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities (including the New Vencor Common Stock if the Final Plan is consummated and New Vencor Common Stock is issued to the Company) or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Vencor to make rental payments under the Master Leases or, following the Vencor Effective Date if it occurs, under the Amended Master Leases would impair materially the ability of the Company to make distributions. In addition, the Company's ability to engage in certain of these transactions is also restricted by registration requirements under the Securities Act, the rules and regulations of the New York Stock Exchange and the Securities and Exchange Commission and by other applicable laws, rules and regulations. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate. Although the Company currently intends to continue to qualify as a REIT for the year ended December 31, 2000 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT.

New Pond Village Mortgage Resident Bonds

   The Company has a third party obligation that arises out of certain bonds that were, and may continue to be, issued by the Company to residents of an assisted living facility that is owned by the Company, and leased to and operated by Atria. Proceeds from the bonds are paid to and utilized by Atria. The obligation to repay the bonds is secured by a certain Mortgage and Trust Indenture (the "Atria Mortgage") that encumbers (among other property) the assisted living facility. The aggregate principal amount of the indebtedness evidenced by the bonds is currently approximately $34.0 million. Pursuant to a series of documents and instruments executed in connection with the Atria Spin Off, including the lease by and between Atria and the Company (the "Atria Lease"), Atria has assumed and agreed to repay the indebtedness evidenced by the bonds and has agreed to indemnify and hold the Company harmless from and against all amounts the Company may be obligated to pay under the Atria Mortgage, including the obligation to repay the bonds. The Company may remain the primary obligor under the bonds and the Atria Mortgage. If Atria is unable to or does not satisfy these obligations, the Company may be liable for such obligations. There can be no assurance that Atria will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Atria Mortgage and the bonds or that Atria will continue to honor its obligations under the Atria Mortgage and the bonds. If Atria does not perform or otherwise honor these obligations, the Company may be liable for the payment and performance of these obligations. However, such failure would constitute an Event of Default under the Atria Lease entitling the Company to terminate the Atria Lease, repossess the property, and/or exercise all other available remedies under the Atria Lease, subject to any defenses Atria may have and also subject to laws relating to or affecting creditors rights or general equitable principles. The payment or performance of these obligations by the Company could have a Material Adverse Effect on the Company. The Company is currently engaged in efforts to have the Company released from the liability under the bonds and the Atria Mortgage, or to cause Atria to provide additional collateral to secure Atria's obligations regarding the bonds. There can be no assurance, however, that the Company will be successful in its attempts to either be released from this liability or to procure such additional security.

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

 Vencor

   Although Vencor has not formally asserted a claim, Vencor's legal counsel has raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim or other claim is ultimately asserted by Vencor, its creditors, or others, the ultimate outcome of any such claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. If these claims were to prevail, they would have a Material Adverse Effect on the Company. See "Note 8--Transactions with Vencor" and "Note 11--Litigation" to the Consolidated Financial Statements. If the Final Plan is consummated, these claims would be released by Vencor and its creditors.

 Legal Dividend Requirements

   In addition, the 1998 Spin Off is subject to review under state corporate distribution and dividend statutes. Under Delaware law, a corporation may not pay a dividend to its stockholders if (i) the net assets of the corporation do not exceed its capital, unless the amount proposed to be paid as a dividend is less than the corporation's net profits for the current and/or preceding fiscal year in which the dividend is to be paid, or (ii) after giving effect to the dividend, the capital of the corporation is less than the aggregate amount allocable to all classes of its stock.

   The Company believes that (i) the Company and each of its subsidiaries were solvent (in accordance with the foregoing definitions) at the time of the 1998 Spin Off, were able to repay their debts as they matured following the 1998 Spin Off and had sufficient capital to carry on their respective businesses and (ii) the 1998 Spin Off was consummated entirely in compliance with Delaware law. There is no certainty, however, that a court would reach the same conclusions in determining whether the Company was insolvent at the time of, or after giving effect to, the 1998 Spin Off or whether lawful funds were available for the 1998 Spin Off.

 The Spin Agreements

   The Spin Agreements provide for the allocation, immediately prior to the 1998 Spin Off, of certain debt of the Company. Further, pursuant to the Spin Agreements, from and after the date of the 1998 Spin Off, each of the Company and Vencor is responsible for the debts, liabilities and other obligations related to the businesses which it owns and operates following the consummation of the 1998 Spin Off. It is possible that a court would disregard the allocation agreed to among the parties and require the Company or Vencor to assume responsibility for obligations allocated to the other, particularly if the other were to refuse or to be unable to pay or perform the subject allocated obligations. See "--Effects of Bankruptcy Proceedings," and "Note 11--Litigation" to the Consolidated Financial Statements.

Tax Claims

   Following the Company's REIT election, the Company is deemed to be a former C corporation for income tax purposes. As such, the Company potentially remains subject to corporate level taxes for any asset dispositions occurring between January 1, 1999 and December 31, 2008. See "Note 7--Income Taxes" to the Consolidated Financial Statements. The Internal Revenue Service is currently reviewing the federal income tax returns for tax years ending December 31, 1997 and 1998 of the Company (which then operated under the name Vencor). The income tax returns for the Company for subsequent years are also subject to a review. There can be no assurances as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company. However, the resulting tax liabilities, if any, for the tax years ended December 31, 1997 and 1998 will be satisfied first from the loss of net operating loss ("NOL") carryforwards (including the NOL carryforwards that were utilized to offset the Company's federal income tax liability for 1999 and 2000), and if the tax liabilities exceed the amount of NOL carryforwards, then from the amounts held by the Company in the segregated accounts under the Tax Stipulation provided the Tax Stipulation is then in effect, or, if the Final Plan has been consummated, from the escrowed amounts under the Tax Refund Escrow Agreement. To the extent such NOL carryforwards and the available amounts under either the Tax Stipulation, if it is then in effect, or the Tax Refund Escrow Agreement, if the Final Plan has been consummated, are not sufficient to satisfy such liabilities, Vencor has indemnified the Company for certain but not all of these tax liabilities under the Tax Allocation Agreement. There can be no assurance that the NOL carryforwards and the amounts, if any, under the Tax Stipulation or the Tax Refund Escrow Agreement will be sufficient to satisfy these liabilities or that Vencor has any obligation to indemnify the Company for particular liabilities or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Vencor will continue to honor such indemnification obligations.

Interest Rate Swap Agreement

   The terms of the Company's interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels (the "threshold levels"). See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. Under the interest rate swap agreement, if collateral must be posted, the amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. If the Company posts collateral in accordance with the interest rate swap agreement, the Company's liquidity and access to financing could be adversely impacted.

   There can be no assurance that the Company will have sufficient assets, income and access to financing to enable it to post collateral if required to do so under the interest rate swap agreement. The Company's failure to post collateral as and in accordance with the terms of the interest rate swap agreement could have a Material Adverse Effect on the Company.

Item 2. Properties

   The Company believes that it has a diversified portfolio of health care facilities in terms of geography and the health care services provided at such facilities. The Company believes that the geographic diversity of the properties makes the portfolio less susceptible to adverse changes in state regulation and regional economic downturns. The long-term acute care hospitals owned by the Company primarily provide long-term acute care to medically complex, chronically ill patients, covering approximately 4,093 beds in 45 hospitals as of December 31, 2000. The nursing facilities owned by the Company are leading providers of rehabilitation services, including physical, occupational and speech therapies, and care for patients with Alzheimer's disease, covering approximately 27,952 beds in 216 nursing facilities as of December 31, 2000. The personal care facilities owned by the Company provide services including supporting living services, neurorehabilitation, neurobehavioral management and vocational programs, covering approximately 136 beds in eight centers as of December 31, 2000.

   The following tables set forth information for each of the Master Leases and the facilities leased thereunder. Pursuant to the terms of the Amended Credit Agreement, the Company and Ventas Realty granted a mortgage on all of the facilities set forth in the following tables effective February 28, 2000. The chart also includes under the heading "Other Facilities" those properties under leases with non-Vencor lessees:

                                             Number of  Number of            Number of
                         Number of            Skilled    Skilled  Number of  Personal
                          Hospital  Licensed  Nursing    Nursing   Personal    Care
                         Facilities Hospital Facilities Facility     Care    Facility
                           ("H")      Beds    ("SNF")     Beds    Facilities   Beds
                         ---------- -------- ---------- --------- ---------- ---------
Master Lease 1..........     17      1,532       83      10,469      --         --
Master Lease 2..........      9        968       45       5,846      --         --
Master Lease 3..........     10        768       38       4,919      --         --
Master Lease 4..........      9        825       44       5,762      --         --
                            ---      -----      ---      ------      ---        ---
Total All Vencor
 Facilities.............     45      4,093      210      26,996
Other Facilities........    --         --         6         956        8        136
                            ---      -----      ---      ------      ---        ---
Total All Facilities....     45      4,093      216      27,952        8        136
                            ===      =====      ===      ======      ===        ===

Master Lease 1

                                                                       Facility
                 Facility Name                        City       State   Type
                 -------------                        ----       ----- --------
Vencor Hospital--Phoenix........................ Phoenix           AZ     H
Valley Healthcare & Rehabilitation Center....... Tucson            AZ    SNF
Sonoran Rehabilitation & Care Center............ Phoenix           AZ    SNF
Vencor Hospital--San Leandro.................... San Leandro       CA     H
Vencor Hospital--Orange County.................. Westminster       CA     H
Vencor Hospital--San Diego...................... San Diego         CA     H
Recovery Inn of Menlo Park...................... Menlo Park        CA     H
Nob Hill Healthcare Center...................... San Francisco     CA    SNF
Canyonwood Nursing & Rehabilitation Center...... Redding           CA    SNF
Lawton Healthcare Center........................ San Francisco     CA    SNF
La Veta Healthcare Center(a).................... Orange            CA    SNF
Bay View Nursing & Rehabilitation Center........ Alameda           CA    SNF
Aurora Care Center.............................. Aurora            CO    SNF
Andrew House Healthcare......................... New Britain       CT    SNF
Nutmeg Pavilion Healthcare...................... New London        CT    SNF
Vencor Hospital--Coral Gables................... Coral Gables      FL     H
Vencor Hospital--North Florida.................. Green Cove Spr.   FL     H
East Manor Medical Care Center.................. Sarasota          FL    SNF
Savannah Specialty Care Center.................. Savannah          GA    SNF
Cascade Care Center............................. Caldwell          ID    SNF
Lewiston Rehabilitation and Care Center......... Lewiston          ID    SNF
Mountain Valley Care and Rehabilitation......... Kellogg           ID    SNF
Vencor Hospital--Chicago North.................. Chicago           IL     H
Vencor Hospital--Northlake...................... Northlake         IL     H
Vencor Hospital--LaGrange....................... LaGrange          IN     H
Vencor Hospital--Indianapolis................... Indianapolis      IN     H
Royal Oaks Healthcare & Rehabilitation Center... Terre Haute       IN    SNF
Southwood Health & Rehabilitation Center........ Terre Haute       IN    SNF
Columbia Healthcare Facility.................... Evansville        IN    SNF
Muncie Health Care & Rehabilitation............. Muncie            IN    SNF

                                                                       Facility
                Facility Name                         City       State   Type
                -------------                         ----       ----- --------
Westview Nursing & Rehabilitation Center......  Bedford            IN    SNF
Vencor Hospital--Louisville...................  Louisville         KY     H
Winchester Centre for Health/Rehabilitation...  Winchester         KY    SNF
Lexington Centre for Health & Rehabilitation..  Lexington          KY    SNF
Northfield Centre for Health &
 Rehabilitation...............................  Louisville         KY    SNF
Laurel Ridge Rehabilitation & Nursing Center..  Jamaica Plain      MA    SNF
Blue Hills Alzheimer's Care Center............  Stoughton          MA    SNF
Country Manor Rehabilitation & Nursing
 Center.......................................  Newburyport        MA    SNF
Hammersmith House Nursing Care Center.........  Saugus             MA    SNF
Timberlyn Heights Nursing & Alz. Center.......  Great Barrington   MA    SNF
Briarwood Health Care Nursing Ctr.............  Needham            MA    SNF
Westridge Healthcare Center...................  Marlborough        MA    SNF
Bolton Manor Nursing Home.....................  Marlborough        MA    SNF
Quincy Rehabilitation & Nursing Center........  Quincy             MA    SNF
West Roxbury Manor............................  West Roxbury       MA    SNF
Eagle Pond Rehabilitation & Living Center.....  South Dennis       MA    SNF
Blueberry Hill Healthcare.....................  Beverly            MA    SNF
Colony House Nursing & Rehabilitation Center..  Abington           MA    SNF
Walden Rehabilitation & Nursing Center........  Concord            MA    SNF
Harrington House Nursing & Rehabilitation
 Center.......................................  Walpole            MA    SNF
Norway Rehabilitation & Living Center.........  Norway             ME    SNF
Shore Village Rehabilitation & Nursing
 Center.......................................  Rockland           ME    SNF
Brentwood Rehabilitation & Nursing Center.....  Yarmouth           ME    SNF
Fieldcrest Manor Nursing Home.................  Waldoboro          ME    SNF
Vencor Hospital--Minneapolis..................  Golden Valley      MN     H
Vencor Hospital--St. Louis....................  St. Louis          MO     H
Park Place Health Care Center.................  Great Falls        MT    SNF
Parkview Acres Care & Rehabilitation Center...  Dillon             MT    SNF
Sunnybrook Alzheimer's & HC Spec..............  Raleigh            NC    SNF
Blue Ridge Rehabilitation & Healthcare
 Center.......................................  Asheville          NC    SNF
Cypress Pointe Rehabilitation & HC Center.....  Wilmington         NC    SNF
Winston-Salem Rehabilitation & HC Center......  Winston-Salem      NC    SNF
Silas Creek Manor.............................  Winston-Salem      NC    SNF
Guardian Care of Roanoke Rapids...............  Roanoke Rapids     NC    SNF
Rehabilitation & Nursing Center of Monroe.....  Monroe             NC    SNF
Rehabilitation & Health Center of Gastonia....  Gastonia           NC    SNF
Chapel Hill Rehabilitation & Healthcare
 Center.......................................  Chapel Hill        NC    SNF
Dover Rehabilitation & Living Center..........  Dover              NH    SNF
Hanover Terrace Healthcare....................  Hanover            NH    SNF
Las Vegas Healthcare & Rehabilitation Center..  Las Vegas          NV    SNF
Franklin Woods Health Care Center.............  Columbus           OH    SNF
Winchester Place Nursing & Rehabilitation
 Center.......................................  Canal Winchester   OH    SNF
Minerva Park Nursing & Rehabilitation Center..  Columbus           OH    SNF
Coshocton Health & Rehabilitation Center......  Coshocton          OH    SNF
Lebanon Country Manor.........................  Lebanon            OH    SNF
Vencor Hospital--Oklahoma City................  Oklahoma City      OK     H
Sunnyside Care Center.........................  Salem              OR    SNF
Vencor Hospital--Pittsburgh...................  Oakdale            PA     H
Vencor Hospital--Chattanooga..................  Chattanooga        TN     H
Madison Healthcare & Rehabilitation Center....  Madison            TN    SNF

                                                                       Facility
                Facility Name                         City       State   Type
                -------------                         ----       ----- --------
Masters Health Care Center....................  Algood             TN    SNF
Wasatch Care Center...........................  Ogden              UT    SNF
St. George Care and Rehabilitation Center.....  St. George         UT    SNF
Federal Heights Rehabilitation & Nursing
 Center.......................................  Salt Lake City     UT    SNF
Nansemond Pointe Rehabilitation & HC Center...  Suffolk            VA    SNF
River Pointe Rehabilitation & Healthcare
 Center.......................................  Virginia Beach     VA    SNF
Arden Rehabilitation & Healthcare Ctr.........  Seattle            WA    SNF
Northwest Continuum Care Center...............  Longview           WA    SNF
Rainier Vista Care Center.....................  Puyallup           WA    SNF
Vencor of Vancouver HC & Rehabilitation.......  Vancouver          WA    SNF
Heritage Health & Rehabilitation Center.......  Vancouver          WA    SNF
Queen Anne Healthcare.........................  Seattle            WA    SNF
Colony Oaks Care Center.......................  Appleton           WI    SNF
North Ridge Med. & Rehabilitation Center......  Manitowoc          WI    SNF
Family Heritage Med. & Rehabilitation Center..  Wisconsin Rapids   WI    SNF
Sheridan Medical Complex......................  Kenosha            WI    SNF
Woodstock Health & Rehabilitation Center......  Kenosha            WI    SNF
Mountain Towers Healthcare & Rehabilitation...  Cheyenne           WY    SNF
Wind River Healthcare & Rehabilitation Ctr....  Riverton           WY    SNF
Sage View Care Center.........................  Rock Springs       WY    SNF


Master Lease 2

                                                                       Facility
                Facility Name                         City       State   Type
                -------------                         ----       ----- --------
Rehabilitation & Healthcare Center of
 Birmingham(a)................................  Birmingham         AL    SNF
Desert Life Rehabilitation & Care Center......  Tucson             AZ    SNF
Vencor Hospital--Ontario......................  Ontario            CA     H
Magnolia Gardens Care Center..................  Burlingame         CA    SNF
Maywood Acres Healthcare Center...............  Oxnard             CA    SNF
Cherry Hills Health Care Center...............  Englewood          CO    SNF
Hamilton Rehabilitation & Healthcare Center...  Norwich            CT    SNF
Homestead Health Center.......................  Stamford           CT    SNF
Vencor Hospital--St. Petersburg...............  St. Petersburg     FL     H
Vencor Hospital--Central Tampa................  Tampa              FL     H
Titusville Rehabilitation & Nursing Center....  Titusville         FL    SNF
Bay Pointe Nursing Pavilion...................  St. Petersburg     FL    SNF
Rehabilitation & Healthcare Center of Tampa...  Tampa              FL    SNF
Rehabilitation & Health Center of Cape Coral..  Cape Coral         FL    SNF
Casa Mora Rehabilitation & Ext Care(a)........  Bradenton          FL    SNF
Lafayette Nursing & Rehabilitation Center.....  Fayetteville       GA    SNF
Hillcrest Rehabilitation Care Center..........  Boise              ID    SNF
Nampa Care Center.............................  Nampa              ID    SNF
Weiser Rehabilitation and Care Center.........  Weiser             ID    SNF
Vencor Hospital--Sycamore.....................  Sycamore           IL     H
Rolling Hills Health Care Center..............  New Albany         IN    SNF
Windsor Estates Health & Rehabilitation Ctr...  Kokomo             IN    SNF
Parkwood Health Care Center...................  Lebanon            IN    SNF
Columbus Health & Rehabilitation Center.......  Columbus           IN    SNF
Oakview Nursing & Rehabilitation Center.......  Calvert City       KY    SNF

                                                                       Facility
                 Facility Name                         City      State   Type
                 -------------                         ----      ----- --------
Maple Manor Healthcare Center...................  Greenville       KY    SNF
Crawford Skilled Nursing & Rehabilitation
 Center.........................................  Fall River       MA    SNF
Hallmark Nursing & Rehabilitation Center........  New Bedford      MA    SNF
Hillcrest Nursing Home..........................  Fitchburg        MA    SNF
Country Gardens Sk. Nursing & Rehabilitation....  Swansea          MA    SNF
Franklin Sk. Nursing & Rehabilitation Center....  Franklin         MA    SNF
Eastside Rehabilitation and Living Center.......  Bangor           ME    SNF
Kennebunk Nursing Center........................  Kennebunk        ME    SNF
Vencor Hospital--Metro Detroit..................  Detroit          MI     H
Vencor Hospital--Kansas City....................  Kansas City      MO     H
LaSalle Healthcare Center.......................  Durham           NC    SNF
Guardian Care of Henderson......................  Henderson        NC    SNF
Guardian Care of Kinston........................  Kinston          NC    SNF
Guardian Care of Elizabeth City.................  Elizabeth City   NC    SNF
Greenbriar Terrace Healthcare(a)................  Nashua           NH    SNF
Torrey Pines Care Center........................  Las Vegas        NV    SNF
West Lafayette Rehabilitation & Nursing Ctr.....  West Lafayette   OH    SNF
Cambridge Health & Rehabilitation Center........  Cambridge        OH    SNF
Health Havens Nursing & Rehabilitation Center...  E. Providence    RI    SNF
Primacy Healthcare & Rehabilitation Center......  Memphis          TN    SNF
Vencor Hospital--Ft. Worth Southwest............  Ft. Worth        TX     H
Vencor Hospital--Houston Northwest..............  Houston          TX     H
Vencor Hospital--Ft. Worth West.................  Ft. Worth        TX     H
Wasatch Valley Rehabilitation...................  Salt Lake City   UT    SNF
Harbour Pointe Med. & Rehabilitation Ctr........  Norfolk          VA    SNF
Bay Pointe Medical & Rehabilitation Centre......  Virginia Beach   VA    SNF
Lakewood Healthcare Center......................  Lakewood         WA    SNF
San Luis Medical & Rehabilitation Center........  Greenbay         WI    SNF
Colonial Manor Medical & Rehabilitation Center..  Wausau           WI    SNF

Master Lease 3

                                                                       Facility
                  Facility Name                        City      State   Type
                  -------------                        ----      ----- --------
Rehabilitation & Healthcare Center of Mobile(a)... Mobile          AL    SNF
Villa Campana Health Center....................... Tucson          AZ    SNF
THC--Orange County................................ Orange County   CA     H
Californian Care Center........................... Bakersfield     CA    SNF
Alta Vista Healthcare Center...................... Riverside       CA    SNF
Brighton Care Center.............................. Brighton        CO    SNF
Camelot Nursing & Rehabilitation Center........... New London      CT    SNF
Parkway Pavilion Healthcare....................... Enfield         CT    SNF
Vencor Hospital--Hollywood........................ Hollywood       FL     H
Healthcare & Rehabilitation Ctr of Sanford........ Sanford         FL    SNF
Carrollwood Care Center........................... Tampa           FL    SNF
Windsor Woods Convalescent Center................. Hudson          FL    SNF
Highland Pines Rehabilitation Center.............. Clearwater      FL    SNF
Savannah Rehabilitation & Nursing Center.......... Savannah        GA    SNF
Specialty Care of Marietta........................ Marietta        GA    SNF
Emmett Rehabilitation and Healthcare.............. Emmett          ID    SNF

                                                                       Facility
                Facility Name                         City       State   Type
                -------------                         ----       ----- --------
Meadowvale Health & Rehabilitation Center.....  Bluffton           IN    SNF
Wedgewood Healthcare Center...................  Clarksville        IN    SNF
Cedars of Lebanon Nursing Center..............  Lebanon            KY    SNF
Riverside Manor Health Care...................  Calhoun            KY    SNF
Danville Centre for Health & Rehabilitation...  Danville           KY    SNF
Vencor Hosp--Boston Northshore................  Peabody            MA     H
Vencor Hospital--Boston.......................  Boston             MA     H
Presentation Nursing & Rehabilitation Center..  Brighton           MA    SNF
Sachem Nursing & Rehabilitation Center........  East Bridgewater   MA    SNF
Newton and Wellesley Alzheimer Center.........  Wellesley          MA    SNF
River Terrace.................................  Lancaster          MA    SNF
Augusta Rehabilitation Center.................  Augusta            ME    SNF
Brewer Rehabilitation & Living Center.........  Brewer             ME    SNF
Westgate Manor................................  Bangor             ME    SNF
Vencor Hospital--Detroit......................  Detroit            MI     H
Vencor Hospital--Greensboro...................  Greensboro         NC     H
Pettigrew Rehabilitation & Healthcare Center..  Durham             NC    SNF
Raleigh Rehabilitation & Healthcare Center....  Raleigh            NC    SNF
Lincoln Nursing Center(a).....................  Lincoln            NC    SNF
Guardian Care of Zebulon......................  Zebulon            NC    SNF
THC--Las Vegas Hospital.......................  Las Vegas          NV     H
Medford Rehab & Healthcare Centre.............  Medford            OR    SNF
Wyomissing Nursing & Rehabilitation Center....  Reading            PA    SNF
Cordova Rehabilitation & Nursing Center.......  Cordova            TN    SNF
Vencor Hospital--San Antonio..................  San Antonio        TX     H
Vencor Hospital--Mansfield....................  Mansfield          TX     H
Crosslands Rehabilitation & Health Care Ctr...  Sandy              UT    SNF
Edmonds Rehabilitation & Healthcare Center....  Edmonds            WA    SNF
Vencor Hospital--Mt. Carmel...................  Mt. Carmel         WI     H
Vallhaven Care Center.........................  Neenah             WI    SNF
Mt. Carmel Medical & Rehabilitation Center....  Burlington         WI    SNF
Mt. Carmel Medical & Rehabilitation Center....  Milwaukee          WI    SNF

Master Lease 4 And Corydon Lease

                                                                       Facility
                Facility Name                         City       State   Type
                -------------                         ----       ----- --------
Rehabilitation & Healthc. Center of
 Huntsville...................................  Huntsville         AL    SNF
Vencor Hospital--Tucson.......................  Tucson             AZ     H
Kachina Point Health Care & Rehabilitation....  Sedona             AZ    SNF
Valley Gardens HC & Rehabilitation............  Stockton           CA    SNF
Village Square Nursing & Rehabilitation
 Center.......................................  San Marcos         CA    SNF
Vencor Hospital--Denver.......................  Denver             CO     H
Castle Garden Care Center.....................  Northglenn         CO    SNF
Windsor Rehabilitation & Healthcare Center....  Windsor            CT    SNF
Courtland Gardens Health Center, Inc..........  Stamford           CT    SNF
Vencor Hospital--Ft. Lauderdale...............  Ft. Lauderdale     FL     H
Colonial Oaks Rehabilitation Center--Ft.
 Myers........................................  Ft. Meyers         FL    SNF
Evergreen Woods Health & Rehabilitation.......  Springhill         FL    SNF
North Broward Rehabilitation & Nursing
 Center.......................................  Pompano Beach      FL    SNF
Pompano Rehabilitation/Nursing Center.........  Pompano Beach      FL    SNF

                                                                       Facility
                Facility Name                         City       State   Type
                -------------                         ----       ----- --------
Abbey Rehabilitation & Nsg. Center............  St. Petersburg     FL    SNF
Tucker Nursing Center.........................  Tucker             GA    SNF
Moscow Care Center............................  Moscow             ID    SNF
Vencor Hospital--Lake Shore...................  Chicago            IL     H
Valley View Health Care Center................  Elkhart            IN    SNF
Wildwood Healthcare Center....................  Indianapolis       IN    SNF
Bremen Health Care Center.....................  Bremen             IN    SNF
Rosewood Health Care Center...................  Bowling Green      KY    SNF
Hillcrest Health Care Center..................  Owensboro          KY    SNF
Woodland Terrace Health Care Fac..............  Elizabethtown      KY    SNF
Harrodsburg Health Care Center................  Harrodsburg        KY    SNF
Vencor Hospital--New Orleans..................  New Orleans        LA     H
Brigham Manor Nursing & Rehabilitation Ctr....  Newburyport        MA    SNF
Oakwood Rehabilitation & Nursing Center.......  Webster            MA    SNF
Star of David Nursing & Rehabilitation/Alz
 Center.......................................  West Roxbury       MA    SNF
Brittany Healthcare Center....................  Natick             MA    SNF
Den-Mar Rehabilitation & Nursing Center(a)....  Rockport           MA    SNF
Embassy House Sk. Nursing & Rehabilitation....  Brockton           MA    SNF
Great Barrington Rehabilitation & Nursing
 Center.......................................  Great Barrington   MA    SNF
Winship Green Nursing Center..................  Bath               ME    SNF
Rose Manor Health Care Center.................  Durham             NC    SNF
Guardian Care of Rocky Mount.(a)..............  Rocky Mount        NC    SNF
Homestead Health Care & Rehabilitation Ctr....  Lincoln            NE    SNF
Vencor Hospital--Albuquerque(a)...............  Albuquerque        NM     H
Chillicothe Nursing & Rehabilitation Center...  Chillicothe        OH    SNF
Pickerington Nursing & Rehabilitation Center..  Pickerington       OH    SNF
Logan Health Care Center......................  Logan              OH    SNF
Bridgepark Center for Rehabilitation & Nursing
 Sv...........................................  Akron              OH    SNF
Vencor Hospital--Philadelphia.................  Philadelphia       PA     H
Oak Hill Nursing & Rehabilitation Center......  Pawtucket          RI    SNF
Vencor Hospital--Houston(a)...................  Houston            TX     H
San Pedro Manor...............................  San Antonio        TX    SNF
Vencor Hospital--Arlington, VA................  Arlington          VA     H
Birchwood Terrace Healthcare(a)...............  Burlington         VT    SNF
Bellingham Health Care & Rehabilitation Svc...  Bellingham         WA    SNF
Eastview Medical & Rehabilitation Center......  Antigo             WI    SNF
Kennedy Park Medical & Rehabilitation Center..  Schofield          WI    SNF
South Central Wyoming HC. & Rehabilitation....  Rawlins            WY    SNF
Vencor Corydon................................  Corydon            IN    SNF

--------
(a) The land is leased under a ground lease and improvements are owned by the Company. Upon expiration of the ground lease, the improvements revert to the landlord.

Other Facilities

                  Facility Name                      City    State Facility Type
                  -------------                      ----    ----- -------------
Birchwood Care Center............................ Marne        MI       SNF
Clara Barton Terrace............................. Flint        MI       SNF
Autumnwood Manor................................. Lansing      MI       SNF
Bear Creek Rehabilitation Center................. Rochester    MN       SNF
Shadow Mountain Convalescent Center.............. Las Vegas    NV       SNF
Marietta Convalescent Center..................... Marietta     OH       SNF
Tangram--8 sites................................. San Marcos   TX  Personal Care

   Under the Final Plan, if consummated, the Company would consent to the closure by Vencor of the Company's hospital known as Vencor Hospital Mt. Carmel in Milwaukee, Wisconsin and the conversion of the hospital beds to nursing facility beds at the Company's adjoining nursing facility known as Mt. Carmel Nursing and Rehabilitation Center. Vencor would be required to continue to pay rent for Vencor Hospital Mt. Carmel and to reimburse the Company for any diminution in value for the loss of the licensed beds at Vencor Hospital Mt. Carmel upon the expiration of the lease term applicable to Vencor Hospital Mt. Carmel. On the Vencor Effective Date, should it occur, Vencor Hospital Mt. Carmel would be removed from the list of the Company's facilities.

   At the time of the 1998 Spin Off, the Company was the lessee of a nursing facility known as Hacienda Rehabilitation and Care Center in Sierra Vista, Arizona (the "Hacienda Facility") under a lease agreement with an option to purchase in favor of the Company. The Company retained the leasehold rights to the Hacienda Facility in the 1998 Spin Off and subleased the facility to Vencor under one of the Master Leases. The Company exercised the option to purchase the Hacienda Facility prior to the 1998 Spin Off but was unable to consummate the purchase due to a dispute with the landlord/owner of the Hacienda Facility. Under the Final Plan, if consummated, the Hacienda Facility would be removed from the applicable Master Lease and Vencor's sublease obligations would be terminated as of the Vencor Effective Date.

Item 3. Legal Proceedings

   Reference is made to "Note 11--Litigation" to the Consolidated Financial Statements for a description of certain Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the ticker symbol of VTR. As of the close of business on March 30, 2001, there were 68,698,807 shares of Common Stock outstanding and approximately 3,450 stockholders of record. The prices in the table below for the calendar quarters indicated since the first quarter of 1999 represent the high and low sales prices for the Common Stock as reported on the NYSE. Cash dividends of $0.39 per share were paid in the first quarter of 1999, $0.62 per share were paid in the third quarter of 2000 and $0.29 per share were paid in the first quarter of 2001 for the 2000 tax year. No other cash dividends were paid on the Common Stock during such periods.

                                                                    Sales Price
                                                                     of Common
                                                                       Stock
                                                                   -------------
Calendar Quarter                                                    High   Low
----------------                                                   ------ ------
First Quarter 1999................................................  13.75  4.625
Second Quarter 1999............................................... 6.0625 3.1875
Third Quarter 1999................................................  5.500  3.375
Fourth Quarter 1999...............................................  5.375 3.6875
First Quarter 2000................................................   4.25 2.6875
Second Quarter 2000...............................................   4.25  3.125
Third Quarter 2000................................................ 5.8125   3.25
Fourth Quarter 2000...............................................   5.75 4.3125
First Quarter 2001................................................   8.62 5.5625

   The Company declared its first dividend of $0.39 per share on January 13, 1999 which dividend was paid on February 17, 1999 to stockholders of record on January 29, 1999. The Company declared a dividend of $0.62 per share on September 8, 2000, which dividend was paid in cash on September 28, 2000 to shareholders of record on September 18, 2000. The $0.39 per share dividend paid on February 17, 1999, when combined with the $0.62 per share dividend paid on September 28, 2000, represents 95% of the Company's 1999 taxable income reported on its 1999 federal tax return. The Company declared a dividend of $0.29 per share on December 20, 2000, which dividend was paid on January 15, 2001 to shareholders of record on December 30, 2000. The Company believes that the $0.29 per share dividend paid on January 15, 2001 represents 95% of the Company's estimated 2000 taxable income. The Company currently intends to continue to make distributions to its stockholders and anticipates that its distributions in 2001 with respect to 2001 will be equal to approximately 90% of taxable income for fiscal year 2001 (the "Distribution Policy"). If the Company should be relieved of the restriction in the Amended Credit Agreement limiting dividends to 90% of taxable income, the Company intends to reevaluate the Distribution Policy. See "Business--Federal Income Tax Considerations--Annual Distribution Requirements" and "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. The Company currently has not determined when any such distributions would be made, although the Company currently intends to initiate and maintain the payment of a quarterly dividend and pay the minimum required distribution for 2001 on or prior to January 31, 2002. There can be no assurance that the Company will maintain its Distribution Policy or that the Distribution Policy will not change. See "Business--Federal Income Tax Considerations--Annual Distribution Requirements" and "--Risk Factors."

   The Company's Distribution Policy and the frequency and amounts of any dividends could be affected by an adverse change in the results of operations of the Company, an adverse change in economic conditions affecting the Company's business or the business of Vencor and the other operators of its properties or adverse changes in market and competitive factors that the Company's Board deems relevant in setting a distribution policy, and limitations placed on the payment of distributions in the Company's Amended Credit Agreement. See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. In particular, any nonpayment of rent by Vencor under the Master Leases, or any expectation that such nonpayment will occur in the future, would have a material impact on the amount of the Company's distributions. Subject to restrictions under the Company's Amended Credit Agreement and other obligations, the Board, in its sole discretion, will determine the actual distribution amount and timing and the character of the asset to be distributed.

   Although the Company currently believes that it has met the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT. The Company will be required to make timely distributions to its stockholders to comply with the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement, to maintain REIT status and to avoid the nondeductible excise tax. See "Business--Federal Income Tax Considerations--Annual Distribution Requirements." It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation. See "Business--Risk Factors--Risks Associated with REIT Status--Inability to Maintain Required Distributions" and "Business--Federal Income Tax Considerations--Annual Distribution Requirements."

   On February 24, 2000, the Company granted then members of the Board of Directors (a) options to purchase an aggregate of 26,000 shares of Common Stock of the Company at an exercise price of $3.3125 per share of Common Stock, the closing price of the Common Stock on the date of grant of the options, and (b) 97,357 shares of restricted Common Stock of the Company. Fifty percent of the options and restricted shares vested on the grant date and the remaining 50% vest on the first anniversary date of the grant date. The options may be exercised for cash by surrendering options or common stock with a value equal to the exercise price at any time prior to the tenth anniversary of the grant. There were no proceeds to the Company from the issuance of the options or the restricted stock. Based upon the number of offerees and the nature of their relationship with the Company, the options and the restricted stock were issued without registration under the Securities Act, in reliance on an exemption contained in Section 4 (2) of the Securities Act.

Item 6. Selected Financial Data

   The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements which are listed under Item 14 (c) and are included in this Annual Report on Form 10-K.

                                                                    For the
                                                Years ended       period from
                                                December 31,     May 1, 1998 to
                                             -------------------  December 31,
                                               2000      1999         1998
                                             --------  --------- --------------
                                                     ($s in thousands,
                                                 except per share amounts)
Operating Data
  Rental Income............................. $232,841  $ 228,600    $149,933
  General and administrative and other
   expenses.................................   20,857     21,566       5,697
  United States Settlement..................   96,493        --          --
  Interest expense..........................   95,319     88,753      59,428
  Loss on uncollectible amounts due from
   tenants..................................   48,328     34,418         --
  Net income (loss) before extraordinary
   charge...................................  (61,245)    42,535      34,809
  Net income (loss).........................  (65,452)    42,535      26,758
Per Share Data
  Net income (loss) per common share before
   extraordinary charge, Basic.............. $  (0.90) $    0.63    $   0.51
  Net income (loss) per common share,
   Basic....................................    (0.96)      0.63        0.39
  Net income (loss) per common share,
   Diluted..................................    (0.96)      0.63        0.39
  Dividends declared per common share.......     0.91       0.39         --
  FFO per diluted share(1)..................     1.12       1.25        1.25
Other Data
  Net cash provided by operating
   activities............................... $ 85,338  $ 103,580    $ 86,757
  Net cash provided by (used in) investing
   activities...............................    5,359        371        (908)
  Net cash provided by (used in) financing
   activities............................... (142,890)    35,305     (85,511)
  FFO(1)....................................   76,479     85,023      84,660
  Weighted average shares outstanding,
   Basic....................................   68,010     67,754      67,681
  Weighted average shares outstanding,
   Diluted..................................   68,131     67,989      67,865
Balance Sheet Data
  Real estate investments, net.............. $848,545  $ 894,791
  Cash and cash equivalents.................   87,401    139,594
  Total assets..............................  981,145  1,071,199
  Notes payable and other debt..............  886,385    974,247
  United States Settlement..................   96,493        --
  Stockholders' Equity (deficit)............ (117,514)     8,345

--------
(1) The Company considers funds from operation ("FFO") an appropriate measure of performance of an equity REIT and the Company uses the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is FFO indicative of sufficient cash flow to fund all of the Company's needs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.

Portfolio Overview

   The following information as of December 31, 2000 provides an overview of the Company's portfolio of health care properties, which primarily include skilled nursing facilities and hospitals operated by Vencor. For a description of the principal terms and provisions of the Master Leases, see "Business-- Summary of the Terms of Current Agreements with Vencor."

                                             Year ended December 31, 2000
                         --------------------------------------------------------------------
                                                    Percent
                            # of     # of           of 2000             Percent of Investment
Portfolio by Type        Properties  Beds  Revenue* Revenue* Investment Investment  Per Bed
-----------------        ---------- ------ -------- -------- ---------- ---------- ----------
                                                  ($'s in thousands)
Skilled Nursing
 Facilities.............    216     27,952 $138,815   59.6%  $  824,226    70.1%     $29.5
Hospitals...............     45      4,093   93,272   40.1      344,780    29.3       84.2
Personal Care
 Facilities.............      8        136      754    0.3        7,137     0.6       52.4
                            ---     ------ --------  -----   ----------   -----      -----
  Total.................    269     32,181 $232,841  100.0%  $1,176,143   100.0%     $36.5
                            ===     ====== ========  =====   ==========   =====      =====

--------
*  Excludes personal care facilities.

                                                                 Year ended
                                                             December 31, 2000
                                                            --------------------
Portfolio by Operator/Tenant*                               Revenue* Percentage*
-----------------------------                               -------- -----------
                                                             ($'s in thousands)
Vencor..................................................... $229,621     98.6%
Other......................................................    3,220      1.4
                                                            --------    -----
  Total.................................................... $232,841    100.0%
                                                            ========    =====

--------
* Based on the stated contract rent under the Master Leases, as opposed to amounts paid pursuant to the Rent Stipulation, and without regard to write-offs.

   The Company's portfolio is broadly diversified by geographic location with rental revenues from facilities with no state comprising more than ten percent of the Company's rental revenues.

   In addition to the diversification of lease rental revenues from the geographic diversification of the portfolio, the majority of the Company's facilities are located in states that have certificate of need requirements. Certain states require state approval for development and expansion of health care facilities and services, including findings of need for additional or expanded health care facilities or services. A CON, which is issued by governmental agencies with jurisdiction over health care facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator's ability to expand the Company's properties in certain circumstances.

                                                    Skilled     Revenue
                                                    Nursing   Percentage*
Certificate of Need States                         Facilities  Hospitals  Total
--------------------------                         ---------- ----------- -----
States with CON Requirement.......................    74.7%       58.3%    67.9%
States without CON Requirement....................    25.3        41.7     32.1
                                                     -----       -----    -----
                                                     100.0%      100.0%   100.0%
                                                     =====       =====    =====

--------
*  Excludes personal care facilities.

Results of Operations

   The Company elected to qualify as a REIT for federal income tax purposes for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to continue to qualify as a REIT for the tax year ended December 31, 2000 and the Company intends to continue to qualify as a REIT for federal income tax purposes for the year ended December 31, 2001 and subsequent years. No net provision for federal corporate income taxes has been made for the years ended December 31, 2000 and 1999 in the accompanying Consolidated Financial Statements due to the Company's election to qualify as a REIT for the year ended December 31, 1999, the Company's belief that it will continue to qualify as a REIT for the year ended December 31, 2000 and the existence of net operating losses. The financial results for the year ended December 31, 2000 and 1999 are not comparable to the period from May 1, 1998 to December 31, 1998 due to the difference in the time periods covered and the omission of a net provision for income taxes in the 1999 and 2000 financial statements due to the Company's intention to qualify as a REIT and the use of a portion of the Company's net operating loss carryforward.

 Years ended December 31, 2000 and December 31, 1999

   Rental income for the year ended December 31, 2000 was $232.8 million, of which $229.6 million (98.6%) was from leases with Vencor as compared to rental income for the year ended December 31, 1999 of $228.6 million, of which $225.1 million (98.5%) resulted from leases with Vencor. Interest and other income totaled approximately $9.5 million and $4.4 million for the years ended December 31, 2000 and 1999, respectively. The increase in interest was primarily the result of earnings from investment of larger cash reserves during the year as well as higher interest rates and interest received from taxing authorities. If the Final Plan is consummated, interest income in 2001 will decrease because the Company's cash reserves will be substantially reduced due to debt amortization, payments which would be made under the United States Settlement, dividend distributions and deposits of the Subject Refunds into the Tax Escrow.

   Expenses totaled $304.5 million for the year ended December 31, 2000 and included $42.2 million of depreciation expense on real estate assets and $95.3 million of interest on the Amended Credit Agreement and other debt. For the year ended December 31, 1999 expenses totaled $190.7 million and included $42.7 million of depreciation expense on real estate assets and $88.8 million of interest on the Bank Credit Agreement and other debt. The $113.8 million variance in expenses was due primarily to (a) a charge in 2000 of $96.5 million related to the United States Settlement, (b) an increased charge to earnings in 2000 of $48.3 million for unpaid rent from tenants (versus $34.4 million in the same period in the prior year), which primarily includes the difference between the minimum monthly base rent that would be due under the terms of the Master Leases with Vencor and the base rent that was paid under the terms of the Stipulation, (c) increased interest expense and (d) increased general and administrative expenses.

   In the fourth quarter of 2000, the Company recorded a $96.5 million charge related to the United States Settlement. Under the United States Settlement, the terms of which are documented in the Final Plan, the Company will pay $103.6 million to the federal government, of which $34.0 million is to be paid on the Vencor Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on the last day of the first calendar quarter in which the Vencor Effective Date occurs. The Company will also pay $0.4 million in legal fees to counsel for the relators in the qui tam actions. The charge to the fourth quarter was discounted for accounting purposes based on an imputed borrowing rate of 10.75%.

   The loss on uncollectible rent increased for the year ended December 31, 2000 to $48.3 million from $34.4 million for the year ended December 31, 1999. Under the Final Plan, if consummated, the Company would waive its right to the payment of (a) $18.9 million for the August 1999 monthly base rent under the Master Leases, and (b) the difference between the rent required to be paid under the terms of the Master Leases and the rent received by the Company under the Stipulation after the Petition Date and prior to the beginning of the month immediately following the Vencor Effective Date. As a result of delays in the extended Vencor bankruptcy proceeding and the determination that such an amount is uncollectible, the Company wrote off approximately $48.3 million and $34.4 million of rents receivable from tenants for the years ended December 31, 2000 and 1999, respectively. The write-off consists of the following:

                                                               2000     1999
                                                              -------  -------
                                                                  ($'s in
                                                                thousands)
The difference between the minimum monthly base rent under
 the Master Leases and Stipulation........................... $48,018  $15,000
August 1999 monthly base rent under the Master Leases........     --    18,884
Charge for rent due under a lease with Vencor which is under
 dispute.....................................................    (124)     226
Rent due from non-Vencor tenants.............................     434      308
                                                              -------  -------
                                                              $48,328  $34,418
                                                              =======  =======

   For the year ended December 31, 2000, interest expense increased 7.4% to $95.3 million from $88.8 million for the same period in the prior year. The increase is due primarily to the higher interest rates under the Amended Credit Agreement. The increase was offset in part by the reduced principal amount ($886.4 million and $974.2 million as of December 31, 2000 and 1999, respectively) and reduced amortization of deferred financing fees. For the year ended December 31, 2000, deferred financing fees were $3.2 million compared to $6.0 million for the year ended December 31, 1999. Included in the 1999 deferred financing was $1.6 million of amortization for fees incurred in the fourth quarter of 1999 related to the extension of the maturity of the $275.0 million Bridge Loan facility from October 30, 1999 to February 28, 2000 (the "Bridge Loan"). See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements.

   General and administrative expenses increased 24.7% to $9.7 million for the year ended December 31, 2000 from $7.8 million in the prior year. The increase is primarily attributed to (a) federal, state and local tax contingencies arising from and prior to the 1998 Spin Off, (b) compensation expense, (c) insurance and (d) public company expense. The increase was offset by reductions in federal excise tax.

   Professional fees totaled approximately $10.8 million for the year ended December 31, 2000, as compared to $12.5 million for the year ended December 31, 1999. The decrease relates primarily to the reduction in unusual professional fees ($8.4 million in 2000 and $10.7 million in 1999) incurred as a result of ongoing negotiations with Vencor. Fees incurred in the third and fourth quarter of 1999 were significant in connection with Vencor's bankruptcy filing and in connection with the Company's business strategy alternatives as discussed above in "--Recent Developments Regarding Vencor" and "--Recent Developments Regarding Liquidity." Legal and financial advisory fees are anticipated to decline after the Vencor Effective Date but may continue to be material.

   During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million related to the write-off of the unamortized deferred financing fees associated with the Bank Credit Agreement. See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements.

   During the fourth quarter of 2000, the Company sold a 99 bed nursing facility in Toledo, Ohio, and a 120 bed facility in Grayling, Michigan which were leased and operated by third party tenants. A net gain from the disposition of these facilities was recorded for $1.0 million. In September of 1999, the Company realized a gain of approximately $0.3 million on the sale of a tract of land pursuant to a pre-existing option.

   After extraordinary expenses of $4.2 million, or $0.06 per share and the impact of the Unites States Settlement, as discussed above, net loss for the year ended December 31, 2000 was $65.5 million or $0.96 per share. Net income for the year ended December 31, 1999 was $42.5 million or $0.63 per diluted share.

   Total revenue will likely decrease from 2000 levels in 2001 as a result of reduced rent from Vencor if the Final Plan is consummated, the sale of two facilities, the defaults and/or bankruptcy of tenants (other than Vencor) and reduced interest income. See "Business--Recent Developments Regarding Vencor," "--Risk Factors--Effects of Bankruptcy Proceedings" and "--Conditions to Consummation of the Final Plan."

   During the fourth quarter of 1999, a tenant at one of the Company's facilities ceased paying rent on the facility leased by it and filed for protection under the United States Bankruptcy Code. The Company deemed the asset to be impaired and recorded an impairment loss of $1.9 million to write down the asset to its estimated fair value as of December 31, 1999.

   The Company incurred $0.4 million and $1.3 million in non-recurring employee severance costs in the first quarter of 2000 and 1999.

   In connection with the 1998 Spin Off and the consummation of the Bank Credit Agreement, the Company entered into an interest rate swap agreement (on a notional amount of $850.0 million at December 31, 2000) to reduce the impact of changes in interest rates on the Company's floating rate debt. On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment in 1999 from the counterparty to the Company of $21.6 million. So long as the Company has debt in excess of $750.0 million, the Company will amortize the $21.6 million payment for financial accounting purposes in future periods beginning in July 2003 and ending in December 2007. On January 31, 2000, the Company further amended the swap agreement, pursuant to which the parties agreed, for purposes of certain calculations set forth in the swap agreement, to continue to use certain defined terms set forth in the Bank Credit Agreement. The Company paid $6.4 million in 1999 related to the interest rate swap agreement which is included in interest expense. For the year ended December 31, 2000, the Company received $4.3 million related to the interest rate swap which is included in interest expense.

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

 Funds from Operations

   Funds from operations ("FFO") for the years ended December 31, 2000 and 1999 totaled $76.5 million or $1.12 per diluted share and $85.0 million or $1.25 per diluted share, respectively. FFO for the period from May 1, 1998 to December 31, 1998 totaled $84.7 million, or $1.25 per diluted share. FFO for the years ended December 31, 2000 and 1999 has been decreased for the aforementioned unusual professional fees, write-off of tenant receivables and asset impairment expense and non-recurring employee severance costs. In calculating FFO for the period from May 1, 1998 to December 31, 1998, the Company has added back to net income the $21.2 million of income tax expense to be consistent with the 2000 and 1999 presentations when no income taxes are assumed to be due because of the Company's qualification as a REIT. FFO for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to December 31, 1998 is summarized in the following table:

                                                                   For the
                                                                 period from
                             Year Ended        Year Ended      May 1, 1998 to
                          December 31, 2000 December 31, 1999 December 31, 1998
                          ----------------- ----------------- -----------------
                                (In thousands, except per share amounts)
Net income (loss).......      $(65,452)          $42,535           $26,758
Extraordinary loss on
 extinguishment of
 debt...................         4,207               --              8,051
                              --------           -------           -------
Income (loss) before
 extraordinary loss.....       (61,245)           42,535            34,809
Provision for income
 taxes..................           --                --             21,151
Depreciation on real
 estate assets..........        42,188            42,742            28,700
United States
 Settlement.............        96,493               --                --
Realized gain on sale of
 assets.................          (957)             (254)              --
                              --------           -------           -------
Funds from operations...      $ 76,479           $85,023           $84,660
                              ========           =======           =======
FFO per diluted share...      $   1.12           $  1.25           $  1.25
                              ========           =======           =======
Shares outstanding,
 diluted................        68,131            67,989            67,865
                              ========           =======           =======

   The Company considers FFO an appropriate measure of performance of an equity REIT and the Company uses the NAREIT definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In July of 2000, NAREIT revised the definition of FFO to include the add back of impairment losses to GAAP net income to arrive at FFO. The Company did not book any impairment in 2000. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements and data included elsewhere in this Form 10-K.

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

 Market Risk

   The following discussion of the Company's exposure to various market risks contains "forward-looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

   The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4-- Borrowing Arrangements" to the Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 2000, the Company had an $850.0 million interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty.

   The interest rate swap agreement originally was in a notional amount of $1.0 billion and would have expired in varying amounts on December 31 of each year through December 31, 2007. On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment from the counterparty to the Company of $21.6 million. The notional amount of the interest rate swap agreement is scheduled to decline from $850.0 million as of December 31, 2000 as follows:

      Amount                                                         Date
      ------                                                   -----------------
     $800,000,000............................................. December 31, 2001
     $775,000,000............................................. December 31, 2002
       --                                                      June 30, 2003

   When interest rates rise the interest rate swap agreement increases in fair value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. As of December 31, 2000, interest rates had fallen and the interest rate swap agreement was in an unrealized loss position to the Company of approximately $4.1 million. As of December 31, 1999 the interest rates had risen and the interest rate swap agreement was in an unrealized gain position to the Company of approximately $20.4 million. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2000 and December 31, 1999:

                                                       2000          1999
                                                   ------------  ------------
     Notional Amount.............................. $850,000,000  $875,000,000
     Fair Value to the Company....................   (4,128,614)   20,369,672
     Fair Value to the Company Reflecting Change
      in Interest Rates
       -100 BPS...................................  (20,959,825)   (2,857,857)
       +100 BPS...................................   12,189,566    42,698,286

   The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels (the "threshold levels"). See "Note 4--Borrowing Arrangements" to the Consolidated Financial Statements. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement and outlined below:

                                                                      Threshold
     Debt to Tangible FMV                                               Level
     --------------------                                            -----------
     50% to 55%..................................................... $25,000,000
     40% to 49%..................................................... $35,000,000
     39% or lower................................................... $45,000,000

   As of December 31, 2000, the Company believes that the threshold level under the interest rate swap agreement was a fair value unrealized loss of $35.0 million and the interest rate swap agreement was in an unrealized loss position to the Company of $4.1 million. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement. As of December 31, 2000 and December 31, 1999, the interest rate swap agreement was in a position under the threshold level, and therefore no collateral was required to be posted under the interest rate swap agreement.

   The differences in the Company's market risk exposure relating to the interest rate swap agreement at December 31, 2000 and 1999 were caused by fluctuations in interest rates and by changes in the notional amounts.

 Credit Risk

   The Company monitors credit risk under its lease agreements with its tenants by monitoring publicly available financial information, discussions with its tenants and review of information otherwise available to the Company. Pursuant to the 1998 Spin Off, the Company has a significant concentration of credit risk under its Amended Master Leases. For the year ended December 31, 2000 lease rental revenues from Vencor totaled $229.6 million or 98.6% of the Company's total rental income for the period ($181.7 million or 98.4%, net of write-offs). For the year ended December 31, 1999 and for the period from May 1, 1998 to December 31, 1998, lease rental revenues from Vencor comprised $225.1 million or 98.5% ($191.0 million or 98.3%, net of write-offs) and $147.9 million, or approximately 98.7%, respectively, of the Company's total lease rental revenues of $228.6 million ($194.2 million after write-offs) for the year ended December 31, 1999 and $149.9 million for the period from May 1, 1998 to December 31, 1998. Accordingly, Vencor's financial condition and ability to meet its rent obligations will determine the Company's rental revenues and its ability to make distributions to its stockholders. The operations of Vencor were negatively impacted by changes in reimbursement rates, by its level of indebtedness and by certain other factors. Vencor filed for protection under the Bankruptcy Code on September 13, 1999. The Company, Vencor and Vencor's major creditors restructured Vencor's debt and lease obligations and on March 19, 2001, the Bankruptcy Court entered an order on its docket confirming the Final Plan. Consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are outside the control of the Company and Vencor. See "Business--Risk Factors--Conditions to Consummation of the Final Plan."

   The terms of the Stipulation currently governs the rental payments to be made under the Master Leases. In addition, certain other tenants of the Company have experienced financial difficulty and/or filed for bankruptcy. See "Risk Factors--Recent Developments Regarding Vencor,"--"Effects of Bankruptcy Proceedings" and "--Governmental Regulation." In addition, any failure by Vencor to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases or following the Vencor Effective Date if it occurs, under the Amended Master Leases. Since the Company derives in excess of 98% of its rental revenues from Vencor and since the Master Leases or following the Vencor Effective Date if it occurs, the Amended Master Leases, are triple-net leases under which Vencor is responsible for all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability of Vencor to satisfy its obligations under the Master Leases or following the Vencor Effective Date if it occurs, under the Amended Master Leases, would have a material adverse effect on the condition of the leased properties, as well as a Material Adverse Effect on the Company. See "Business--Federal Income Tax Considerations" and "--Risk Factors--Dependence on Vencor."

Liquidity and Capital Resources

 Liquidity

   Cash provided by operations totaled $85.3 million and $103.6 million for the years ended December 31, 2000 and 1999, respectively, and $86.8 million for the period from May 1, 1998 to December 31, 1998. Net cash provided by investing activities for the year ended December 31, 2000 totaled $5.4 million and included proceeds from the sale of two facilities. Net cash provided by investing activities for the year ended December 31, 1999 totaled $0.4 million. Net cash used in investing activities was $0.9 million for the period from May 1, 1998 to December 31, 1998. For the year ended December 31, 2000, net cash used in financing activities was $142.9 and included dividend payments of $42.4 million, repayments of borrowings of $87.9 million and deferred financing costs of $12.6 million. Net cash provided by financing activities totaled $35.3 million for the year ended December 31, 1999 and net cash used in financing activities totaled $85.5 million for the period from May 1, 1998 to December 31, 1998. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from borrowings under the Company's revolving line of credit and from a payment received in connection with the shortening of the Company's interest rate swap, net of dividends paid.

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

   On January 31, 2000, the Company and all of its lenders entered into the Amended Credit Agreement, which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement are comprised of: (1) a new $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will reduce by
 .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid. In addition, in connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan-restructuring fee. The fee is being amortized proportionately over the terms of the related loans and agreements.

   Under the terms of the Amended Credit Agreement, it would have been an Event of Default if the Vencor Effective Date did not occur on or before the Vencor Effective Date Deadline. When it became apparent that the Vencor Effective Date would not occur by December 31, 2000, the Company initiated discussions with the administrative agent for the lenders under the Amended Credit Agreement in an effort to obtain a waiver or amendment of this covenant. The Company and substantially all of its lenders entered into an Amendment and Waiver, whereby the Vencor Effective Date Deadline was extended from December 31, 2000 to March 31, 2001.

In consideration for this extension, the Company paid a fee of $0.2 million to the lenders executing the Amendment and Waiver and agreed to amend the principal amortization schedules of certain of the loans under the Amended Credit Agreement. The Company exercised its option under the Amendment and Waiver to extend the Vencor Effective Date Deadline from March 31, 2001 to April 30, 2001. In consideration of this extension, the Company paid a fee of approximately $0.1 million to the lenders that executed the Amendment and Waiver. Under the Amendment and Waiver, the Company has the further options to extend the Vencor Effective Date Deadline through (a) May 31, 2001 in exchange for the payment on or before April 30, 2001 of a fee equal to 0.20% per annum on the outstanding principal balance of the loans under the Amended Credit Agreement, and (b) June 30, 2001 in exchange for the payment on or before May 31, 2001 of a fee equal to 0.25% per annum on the outstanding principal balance of the loans under the Amended Credit Agreement.

   Under the terms of the Amended Credit Agreement, an Event of Default will be deemed to have occurred if the Vencor Effective Date does not occur on or before the Vencor Effective Date Deadline, as same may be extended. Subject to any defenses available to the Company, if such an Event of Default were to occur, the Company could be required to immediately repay all the indebtedness under the Amended Credit Agreement upon the demand of the "Required Lenders," as defined in the Amended Credit Agreement. If it appears that the Vencor Effective Date will not occur by the Vencor Effective Date Deadline, as extended, the Company intends to initiate discussions with the administrative agent for its lenders under the Amended Credit Agreement to obtain a waiver or amendment of this covenant. Under the Amended Credit Agreement, a waiver or amendment of this covenant must be approved by lenders holding (in the aggregate) greater than 50% of the total credit exposure under the Amended Credit Agreement. There can be no assurance (i) that the Final Plan or an alternate plan of reorganization for Vencor will become effective on or before the Vencor Effective Date Deadline, as same may be extended, (ii) that the Company will obtain a waiver or amendment of the covenant if the Final Plan or an alternate plan of reorganization for Vencor does not become effective on or before the Vencor Effective Date Deadline, as same may be extended, (iii) that the terms of such a waiver or amendment would not have a Material Adverse Effect on the Company, or (iv) that the failure to obtain such a waiver or amendment would not have a Material Adverse Effect on the Company.

   The Amended Credit Agreement, as revised by the Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan, (i) $50.0 million was paid at closing on January 31, 2000,
(ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) after the Vencor Effective Date, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the "Monthly Sweep") will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002; (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001,
(ii) a one-time paydown of Excess Cash (as defined in the Amended Credit Agreement) is scheduled to be made on or before the thirtieth day after the Vencor Effective Date as more fully described below (the "B Sweep"), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004, and (iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal and the final maturity is scheduled for December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

   The B Sweep, if any, is scheduled to be made on the thirtieth day after the Vencor Effective Date (the "B Sweep Payment Date"). The B Sweep is a one-time payment equal to the Company's cash and cash equivalents on hand on the B Sweep Payment Date minus the sum of (to the extent not then paid) (i) amounts payable under the United States Settlement during the succeeding three months,
(ii) a reasonable reserve to pay the applicable portion of the Company's minimum REIT dividend for quarters prior to and including the Vencor Effective Date, (iii) $1.0 million and (iv) other specified amounts. Currently, the Company believes that it will not be required to pay any amounts under the B Sweep.

   The first Monthly Sweep is scheduled to be made on the last day of the month following the first full calendar month after the date that is thirty days after the Vencor Effective Date and will cover the period from

30 days after the Vencor Effective Date to the end of the last day of the month preceding the payment date. Thereafter, the Monthly Sweep will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months, (v) taxes and (vi) other specified amounts.

   During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement.

   On October 29, 1999, in conjunction with the execution of an agreement with over 95% of the Company's lenders regarding the restructuring of the Company's long term debt, including the $275.0 million Bridge Loan (the "Waiver and Extension Agreement"), the Company paid a $2.4 million waiver fee which was fully amortized over the three month extension period under the Waiver and Extension Agreement. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. This fee is being amortized proportionately over the terms of the related loans and agreements.

   In the fourth quarter of 2000, the Company recorded a $96.5 million charge related to the United States Settlement. Under the United States Settlement, the terms of which are documented in the Final Plan, the Company will pay $103.6 million to the federal government, of which $34.0 million will be paid on the Vencor Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on the last day of the quarter in which the Vencor Effective Date occurs. The Company will also pay $0.4 million in legal fees to counsel for the relators in the qui tam actions. The charge to the fourth quarter was discounted for accounting purposes based on an imputed borrowing rate of 10.75%. See "Note 11--Litigation" to the Consolidated Financial Statements.

   The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can only pay dividends based on a certain minimum percentage of its taxable income (equal to 95% of its taxable income for the year ending December 31, 2000 and 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of funds from operations ("FFO"), as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens guarantees, investments, restricted payments, leases, affiliate transactions and capital expenditures; and (c) certain financial covenants, including requiring that the Company have
(i) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (ii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month after the Vencor Effective Date.

   The Amended Credit Agreement does not contain any financial covenants that are applicable to the Company prior to the Vencor Effective Date, and provides, among other things, that no action taken by any person in the Vencor bankruptcy case (other than by the Company and its affiliates) shall be deemed to constitute or result in a "Material Adverse Effect," as defined in the Amended Credit Agreement. In addition, the Amended Credit Agreement provides that if the Company is in compliance with its financial covenants and the covenant relating to releases in the Vencor bankruptcy on the Vencor Effective Date, no event or condition arising primarily from the Final Plan shall be deemed to have caused a "Material Adverse Effect," as defined in the Amended Credit Agreement, to have occurred.

   If the Vencor Effective Date occurs, the Company thereafter would be subject to certain financial covenants under the Amended Credit Agreement, including those requiring the Company to have (i) Consolidated EBITDA (as defined in the Amended Credit Agreement) on the last day of each fiscal quarter after the Vencor Effective Date at least equal to 80% of the Company's Projected Consolidated EBITDA (as defined in the Amended Credit Agreement) on the Vencor Effective Date; and (ii) a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Amended Credit Agreement) on a trailing four quarter basis, of at least 1.20 to 1.00. Certain of these covenants may be waived by holders of more than 50% of the principal indebtedness under the Amended Credit Agreement.

 Interest Rate Swap

   In connection with the 1998 Spin Off, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate debt obligations. See "--Asset/Liability Management--Market Risk." The interest rate swap resulted in a net decrease in interest expense during 2000 of $4.3 million and a net increase in interest expense during 1999 of $6.4 million. See "--Results of Operations."

   The fair value of the interest rate swap agreement is not recognized in the Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management" and "Note 1--Organization and Significant Accounting Policies" to the Consolidated Financial Statements.

 Dividends

   In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 95% (90% for tax years ending after December 31, 2000) of its "REIT taxable income" (excluding net capital gain). The Company elected to qualify as a REIT for the year ending December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the tax year ended December 31, 2000 and the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent years. The Company paid dividends equal to 95% of its taxable income for 1999. On January 15, 2001 the Company paid a dividend of $0.29 per share for 2000 which amount is equal to 95% of the Company's estimated taxable income for 2000. The Company intends to pay a dividend for 2001 equal to at least 90% of the Company's taxable income for 2001. The 2001 dividend may be satisfied by a combination of cash or other property or securities.

   It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. However, this would be partially offset by the value of the New Vencor Common Stock that would be received by the Company if the Final Plan is consummated, which would be included in taxable income in the year received by the Company. The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% (90% for taxable years beginning after December 31, 2000) distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation. See "Business--Risk Factors--Risks Associated with REIT Status--Inability to Maintain Required Distributions," "Market for Registrant's Common Equity and Related Stockholder Matters" and "Business-- Federal Income Tax Considerations."

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

   The Company invested $14.6 million during the period from May 1, 1998 to December 31, 1998 to acquire health care-related properties. The properties purchased included two skilled nursing facilities and eight personal care facilities. One of the properties acquired was a skilled nursing facility purchased from Vencor under the Development Agreement for $6.2 million in the third quarter of 1998. The Company did not acquire any properties in 1999 or 2000 and does not currently intend to acquire any additional properties in 2001.

 Other

   The Company loaned, with interest provisions, approximately $3.4 million, net of repayments, to certain current and former executive officers of the Company to finance the income taxes payable by them as a result of the vesting of Common Stock of the Company awarded as compensation to such officers (the "Restricted Stock") and the 1998 Spin Off. The loans are payable over periods ranging from a four to a ten year period.

   In connection with the 1998 Spin Off, the Company also received newly issued Vencor Series A Non-Voting Convertible Preferred Stock. The Company sold the preferred stock to certain of its employees at the time, which includes both current Vencor employees and current and former employees of the Company, for $17.7 million and used the proceeds to repay long-term debt.

   Certain of the Company's tenants, other than Vencor, have defaulted in the payment of rent to the Company under the Company's leases with such tenants. One of the Company's tenants, IHS Acquisition No. 151, Inc., has filed for protection under the Bankruptcy Code. Rental revenue of the Company from tenants other than Vencor is likely to be substantially less in 2001 due to the sale of two facilities in 2000 and the defaults and/or bankruptcy filing by certain of these tenants. See "Business--Other Recent Developments" and "Note 9--Commitments and Contingencies" to the Consolidated Financial Statements.

Vencor Plan of Reorganization

   See "Business--Recent Developments Regarding Vencor" for a discussion of the terms of the Final Plan pursuant to which Vencor's debt and lease obligations have been restructured.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   For a discussion of certain quantitative and quantitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management."

Item 8. Financial Statements and Supplementary Data

   Financial statements and financial statement schedules required to be filed by this Item 8 are set forth following the index page at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

   The information required by these Items is incorporated by reference from the definitive proxy statement to be filed by the Company pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K which includes the required information; however, certain information required by Item 10 is included in "Note 13--Related Party Transactions" to the Consolidated Financial Statements.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) Exhibits:

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
  2.1(a)   Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and
           Affiliated Debtors under Chapter 11 of the Bankruptcy Code.

  2.2(b)   Order Confirming the Fourth Amended Joint Plan of Reorganization of
           Vencor, Inc. and Affiliated Debtors under Chapter 11 of the
           Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001.

  3.1.1(c) Certificate of Incorporation of the Company, as amended.

  3.1.2(d) Certificate of Amendment to Certificate of Incorporation of the Company.

  3.2(e)   Third Amended and Restated Bylaws of the Company.

  4.1(f)   Specimen Common Stock Certificate.

  4.2.1(g) Amended and Restated Credit, Security, Guaranty and Pledge
           Agreement, by and among Ventas Realty, Limited Partnership, a
           Delaware limited partnership, as borrower thereunder, each of the Company and Ventas LP Realty, L.L.C., a Delaware limited liability company, as Guarantors, each of the Lenders therein named, Bank of America, N.A., as Administrative Agent, and Morgan Guaranty Trust
           Company of New York, as Documentation Agent, dated as of January 31,
           2000.

  4.2.2    Amendment and Waiver dated as of December 20, 2000 to the Credit
           Agreement, among Ventas Realty, Limited Partnership, as Borrower, the Guarantors referred to in the Credit Agreement, Bank of America, N.A., as Lender, Issuing Bank and as Administrative Agent for the
           Lenders under the Credit Agreement, Morgan Guaranty Trust Company of
           New York, as a Lender and as Documentation Agent for the Lenders under the Credit Agreement, and the Consenting Lenders.

  4.2.3(h) Assignment of Leases and Rents, dated as of January 31, 2000, from
           Ventas Realty, Limited Partnership, Assignor, to Bank of America,
           N.A., as Administrative Agent, Assignee, with respect to Facility no. 111 located at Rolling Hills Health Care Center, 36255 St.
           Joseph Road, New Albany, Indiana (Floyd County).

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
  4.2.4(i) Mortgage, Open End Mortgage, Deed of Trust, Trust Deed, Deed to
           Secure Debt, Credit Line Deed of Trust, Assignment of Leases and
           Rents, Security Agreement and Financing Statement, dated as of
           January 31, 2000, between Ventas Realty, Limited Partnership,
           Mortgagor/Trustor/Grantor/Debtor, to Bank of America, N.A., as
           Administrative Agent, Mortgagee/Beneficiary/Grantee/Secured Party,
           with respect to Facility no. 111 located at Rolling Hills Health
           Care Center, 36255 St. Joseph Road, New Albany, Indiana (Floyd
           County).

  4.2.5(j) Schedule of Agreements Substantially Identical in all Material
           Respects to Agreements filed as Exhibits 4.2.3 and 4.2.4 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K.

  4.3.1(k) Rights Agreement, dated as of July 20, 1993, between the Company and
           National City Bank, as Rights Agent.

  4.3.2(l) First Amendment to Rights Agreement, dated as of August 11, 1995, between the Company and National City Bank, as Rights Agent.

  4.3.3(m) Second Amendment to Rights Agreement, dated February 1, 1998, between the Company and National City Bank, as Rights Agent.

  4.3.4(n) Third Amendment to Rights Agreement, dated July 27, 1998, between the Company and National City Bank, as Rights Agent.

  4.3.5(o) Fourth Amendment to Rights Agreement, dated as of April 15, 1999, between the Company and National City Bank, as Rights Agent.

  4.3.6(p) Fifth Amendment to Rights Agreement, dated as of December 15, 1999, between the Company and National City Bank, as Rights Agent.

  4.3.7(q) Sixth Amendment to Rights Agreement, dated as of May 22, 2000, between the Company and National City Bank, as Rights Agent.

  4.4      Letter Agreement relating to a waiver of the provisions of Article
           XII of the Certificate of Incorporation of Ventas, Inc. in favor of the Baupost Group, LLC, dated February 28, 2001.

  4.5(r)   Letter Agreement relating to a waiver of the provisions of Article
           XII of the Certificate of Incorporation of Ventas, Inc. in favor of Cohen & Steers Capital Management, Inc., dated May 8, 2000.

  4.6(s) Letter Agreement terminating the waiver of provisions of Article XII of the Certificate of Incorporation of Ventas, Inc. in favor of Franklin Mutual Advisors, LLC, dated September 27, 2000.

  4.7      Letter Agreement relating to a waiver of the provisions of Article
           XII of the Certificate of Incorporation of Ventas, Inc. in favor of Cramer Rosenthal & McGlynn, LLC, Inc., dated February 14, 2001.

 10.1(t)*  Directors and Officers Insurance and Company Reimbursement Policies.

 10.2(u)*  Form of Ventas, Inc. Promissory Note.

 10.3(v)* Amendment to Promissory Note entered into as of December 31, 1998 by and between Ventas Realty, Limited Partnership and W. Bruce
           Lunsford.

 10.4.1(w) Form of Agreement and Plan of Reorganization between the Company and Vencor, Inc.

 10.4.2(x) Form of Distribution Agreement between Vencor, Inc. and the Company.

   Exhibit
    Number                         Description of Document
   -------                         -----------------------
 10.4.3(y)    Form of Development Agreement.

 10.4.4(z)    Form of Participation Agreement.

 10.4.5(aa)   Tax Allocation Agreement, dated as of April 30, 1998, by and between the Company and Vencor, Inc.

 10.4.6(bb)   Agreement of Indemnity--Third Party Leases, dated April 30, 1998, by and between Vencor, Inc. and its subsidiaries and the Company.

 10.4.7(cc)   Agreement of Indemnity--Third Party Contracts, dated April 30,
              1998, by and between Vencor, Inc. and its subsidiaries and the
              Company.

 10.5.1(dd)   Form of Master Lease Agreement between Vencor, Inc. and the
              Company.

 10.5.2(ee)   Form of Amendment to Master Lease Agreement between Vencor, Inc.
              and the Company.

 10.5.3(ff)   Form of Second Amendment to Master Lease, dated April 12, 1999, between the Company and Vencor, Inc.

 10.6.1(gg)*  Form of Employment Agreement, dated as of July 31, 1998, between
              Ventas, Inc. and each of W. Bruce Lunsford and Thomas T. Ladt.

 10.6.2(hh)*  Amendment to Employment Agreement entered into as of December 31,
              1998 by and between Ventas, Inc. and W. Bruce Lunsford.

 10.7(ii)*    Separation and Release Agreement, dated February 29, 2000, between Ventas, Inc. and Steven T. Downey.

 10.8(jj)*    Employment Agreement, dated as of July 31, 1998, between Ventas,
              Inc. and T. Richard Riney.

 10.9(kk)*    Employment Agreement, dated as of January 13, 1999, between
              Ventas, Inc. and John Thompson.

 10.10.1(ll)* 1987 Non-Employee Directors Stock Option Plan.

 10.10.2(mm)* Amendment to the 1987 Non-Employee Directors Stock Option Plan,
              dated April 30, 1998.

 10.11.1(nn)* 1987 Incentive Compensation Program.

 10.11.2(oo)* Amendment to the 1987 Incentive Compensation Program, dated May
              15, 1991.

 10.11.3(pp)* Amendments to the 1987 Incentive Compensation Program, dated May
              18, 1994.

 10.11.4(qq)* Amendment to the 1987 Incentive Compensation Program, dated
              February 15, 1995.

 10.11.5(rr)* Amendment to the 1987 Incentive Compensation Program, dated
              September 27, 1995.

 10.11.6(ss)* Amendment to the 1987 Incentive Compensation Program, dated May
              15, 1996.

 10.11.7(tt)* Amendment to 1987 Incentive Compensation Program, dated April 30,
              1998.

 10.11.8(uu)* Amendment to the 1987 Incentive Compensation Program, dated
              December 31, 1998.

 10.12(vv)*   Ventas, Inc. 2000 Incentive Compensation Plan.

 10.13(ww)*   Ventas, Inc. 2000 Stock Option Plan for Directors.

 10.14(xx)*   TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.

 10.15.1(yy)* Form of Ventas, Inc., formerly known as Vencor, Inc., Change-in-
              Control Severance Agreement.

    Exhibit
    Number                          Description of Document
    -------                         -----------------------
 10.15.2(zz)*  Amendment No. 1 to Change-in-Control Severance Agreement entered into as November 19, 1997 between the Company and W. Bruce
               Lunsford.

 10.15.3(aaa)* Amendment No. 2 to Change-in-Control Severance Agreement entered into as of December 31, 1998 by and between the Company and W.
               Bruce Lunsford.

 10.15.4(bbb)* Form of Amendment to Change-in-Control Severance Agreement,
               dated as of September 30, 1999, between Ventas, Inc. and each of Steven T. Downey, T. Richard Riney and John C. Thompson.

 10.16(ccc)    Form of Indemnification Agreement for directors of TheraTx.

 10.17(ddd)    Form of Assignment and Assumption of Lease Agreement between
               Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31,
               1990.

 10.18(eee)    Amended and Restated Guarantee Reimbursement Agreement dated as of April 28, 1998 among Vencor, Inc., Vencor Healthcare, Inc.
               and Tenet Healthcare Corporation, Inc.

 10.19(fff)*   Employment Agreement, dated March 5, 1999, between the Company and Debra A. Cafaro.

 10.20(ggg)*   Form of Amendment to Employment Agreement, dated as of September
               30, 1999, between Ventas, Inc. and each of Steven T. Downey, T.
               Richard Riney and John C. Thompson.

 10.21(hhh)    First Amended and Restated Agreement of Limited Partnership,
               executed and delivered by the Company and Ventas LP Realty,
               L.L.C., dated as of January 31, 2000.

 10.22(iii)*   Employment Agreement dated May 6, 2000 by and between the
               Company and Brian Wood.

 10.23(jjj)*   Stipulation and Order by and among Vencor, Inc., Vencor
               Operating Inc. and Vencor Nursing Centers Limited Partnership
               and Ventas, Inc. and Ventas Realty Limited Partnership, dated as of September 13, 1999.

 10.24(kkk)    Stipulation and Order dated May 23, 2000 between the Company and
               Vencor, Inc.

 11            Statement regarding computation of per share earnings.

 21(lll)       Subsidiaries of the Company.

 23            Consent of Independent Auditors.

--------
 * Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(a) Incorporated herein by reference to Exhibit 2.1 to Vencor, Inc.'s Form 8-K dated March 19, 2001.
(b) Incorporated herein by reference to Exhibit 2.2 to Vencor, Inc.'s Form 8-K dated March 19, 2001.
(c) Incorporated herein by reference to Exhibit 3 to the Company's Form 10-Q for the quarterly period ended September 30, 1995.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(e) Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1997.
(f) Incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1998.
(g) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed February 8, 2000.

(h) Incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 8-K filed March 8, 2000.
(i) Incorporated herein by reference to Exhibit 10.1.2 to the Company's Form 8-K filed March 8, 2000.
(j) Incorporated herein by reference to Exhibit 10.1.3 to the Company's Form 8-K filed March 8, 2000.
(k) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A.
(l) Incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A.
(m) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A.
(n) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A12B/A.
(o) Incorporated herein by reference to Exhibit 1 to the Company's Form 8-A/A, filed on April 19, 1999.
(p) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A12B/A, filed on December 22, 1999.
(q) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A.
(r) Incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2000.
(s) Incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended September 30, 2000.
(t) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1995.
(u) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(v) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1998.
(w) Incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1998.
(x) Incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1998.
(y) Incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1998.
(z) Incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1998.
(aa) Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(bb) Incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(cc) Incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(dd) Incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1998.
(ee) Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1998.
(ff) ncorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed April 12, 1999.
(gg) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.
(hh) Incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1998.
(ii) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed March 8, 2000.
(jj) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.

(kk) Incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1998.
(ll) Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1.
(mm) Incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(nn) Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1.
(oo) Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8.
(pp) Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1994.
(qq) Incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1994.
(rr) Incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995.
(ss) Incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996.
(tt) Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.
(uu) Incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998.
(vv) Incorporated herein by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A dated April 18, 2000.
(ww) Incorporated herein by reference to the Exhibit B to the Company's definitive proxy statement on Schedule 14A dated April 18, 2000.
(xx) Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx.
(yy) Incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1997.
(zz) Incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K for the year ended December 31, 1998.
(aaa) Incorporated herein by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.
(bbb) Incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.
(ccc) Incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx.
(ddd) Incorporated herein by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1995.
(eee) Incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1999.
(fff) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1999.
(ggg) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.
(hhh) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed February 8, 2000.
(iii) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2000.
(jjj) Incorporated herein by reference to Exhibit 10.1 to the Company's 8-K filed September 20, 1999.
(kkk) Incorporated herein by reference to Exhibit 10.2 to the Company's 10-Q for the quarterly period ended June 30, 2000.
(lll) Incorporated herein by reference to Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 1998.

 (b) Reports on Form 8-K:

   On December 5, 2000, the Company filed a Current Report on Form 8-K announcing that on December 4, 2000 it had reached agreement with Vencor and the other major constituencies in the Vencor reorganization on the material economic terms of the second amended plan of reorganization of Vencor, which was filed with the Bankruptcy Court on December 1, 2000.

   On December 22, 2000, the Company filed a Current Report on Form 8-K announcing that on December 20, 2000 it had received a waiver under its existing long-term amended credit agreement extending the deadline for the effective date of the plan of reorganization for Vencor from December 31, 2000 to March 31, 2001 with an additional three month extension option. The Company also announced that its Board of Directors declared an annual cash dividend of $0.29 per share for 2000, payable on January 15, 2001 to shareholders of record on December 30, 2000.

   On February 5, 2001, the Company filed a Current Report on Form 8-K announcing that on January 30, 2001 Sheli Z. Rosenberg had been elected to the Company's Board of Directors. The Company also announced that it would make a presentation on February 6, 2001 at the UBS Warburg Global Healthcare Services Conference held in New York City. Lastly, the Company announced that the common stock dividends it paid or declared in 2000, including those paid in January 2001 to stockholders of record on December 30, 2000, qualify to be treated as ordinary income in 2000, in accordance with Internal Revenue Code
Section 857 governing real estate investment trusts.

   On February 6, 2001, the Company filed a Current Report on Form 8-K announcing that it delivered a presentation on February 6, 2001 at the UBS Warburg Global Healthcare Services Conference held in New York City. The Company also attached as an exhibit to the Form 8-K a copy of the slides it presented at the conference.

   On February 26, 2001, the Company filed a Current Report on Form 8-K announcing that on February 23, 2001 Vencor had filed a brief with the Bankruptcy Court stating that Vencor's Fourth Amended Plan had been overwhelmingly accepted by the classes of creditors entitled to vote on the Fourth Amended Plan.

   On March 5, 2001, the Company filed a Current Report on Form 8-K announcing that on March 1, 2001 the Bankruptcy Court confirmed Vencor's Fourth Amended Plan and that the Company voted in favor of the Fourth Amended Plan.

   On March 20, 2001, the Company filed a Current Report on Form 8-K announcing the terms of the United States Settlement.

   On April 2, 2001, the Company filed a Current Report on Form 8-K announcing it intended to seek an automatic 15-day extension for the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to coordinate such filing with Vencor's emergence from bankruptcy. The Company also announced that it paid $35 million of principal to its lenders and exercised the option in its Amended Credit Agreement to extend through April 30, 2001 the deadline by which the Vencor Effective Date must occur. Lastly, the Company announced its results for the year ended December 31, 2000.

   On April 11, 2001, the Company filed a Current Report on Form 8-K announcing that it delivered a presentation on April 11, 2001 at the Merrill Lynch Health Services Conference held in Washington, D.C. The Company also attached as an exhibit to the Form 8-K a copy of the slides it presented at the conference.

 (c) Financial Statement Schedules:

   The response to this portion of Item 14 is included in the financial statement schedules listed in the index to Consolidated Financial Statements and Financial Statement Schedule listed on page F-1 of this Report.

Item 14(c). Financial Statements and Supplemental Data

                                 VENTAS, INC.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors.............................................. F-2

Consolidated Balance Sheets at December 31, 2000 and 1999................... F-3

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to December 31, 1998.............. F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to
 December 31, 1998.......................................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to December 31, 1998.............. F-6

Notes to Consolidated Financial Statements.................................. F-7

Consolidated Financial Statement Schedule

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

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ventas, Inc.

   We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from May 1, 1998 through December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended and for the period from May 1, 1998 through December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Louisville, Kentucky
April 2, 2001

                                  VENTAS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                                 (In thousands)

                                                           2000        1999
                                                        ----------  ----------
Assets
Real estate investments:
  Land................................................. $  120,151  $  120,891
  Building and improvements............................  1,055,992   1,061,656
                                                        ----------  ----------
                                                         1,176,143   1,182,547
  Accumulated depreciation.............................   (327,598)   (287,756)
                                                        ----------  ----------
    Total real estate investments......................    848,545     894,791
Cash and cash equivalents..............................     87,401     139,594
Restricted cash--disputed tax refunds and accumulated
 interest..............................................     26,893         --
Recoverable federal income taxes, restricted in 2000...      3,211      26,610
Deferred financing costs, net..........................     10,875       5,702
Notes receivable from employees........................      3,422       3,611
Other..................................................        798         891
                                                        ----------  ----------
    Total assets....................................... $  981,145  $1,071,199
                                                        ==========  ==========
Liabilities and stockholders' equity (deficit)
Liabilities:
  Notes payable and other debt......................... $  886,385  $  974,247
  United States Settlement.............................     96,493         --
  Deferred gain on partial termination of interest rate
   swap agreement......................................     21,605      21,605
  Accrued dividend.....................................     19,846         --
  Accounts payable and other accrued liabilities.......     13,720       9,886
  Other liabilities--disputed tax refunds and
   accumulated interest................................     30,104      26,610
  Deferred income taxes................................     30,506      30,506
                                                        ----------  ----------
    Total liabilities..................................  1,098,659   1,062,854
                                                        ----------  ----------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, 10,000 shares authorized, unissued..        --          --
  Common stock, $0.25 par value; authorized 180,000
   shares; issued 73,608 shares in 2000 and 1999.......     18,402      18,402
  Capital in excess of par value.......................    132,228     139,723
  Unearned compensation on restricted stock............     (1,338)     (2,080)
  Retained earnings (deficit)..........................   (121,323)      6,409
                                                        ----------  ----------
                                                            27,969     162,454
  Treasury stock--5,172 shares in 2000 and 5,619 shares
   in 1999.............................................   (145,483)   (154,109)
                                                        ----------  ----------
    Total stockholders' equity (deficit)...............   (117,514)      8,345
                                                        ----------  ----------
    Total liabilities and stockholders' equity
     (deficit)......................................... $  981,145  $1,071,199
                                                        ==========  ==========

                            See accompanying notes.

                                  VENTAS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Years Ended December 31, 2000 and 1999 and the Period From
                        May 1, 1998 to December 31, 1998
                    (In thousands, except per share amounts)

                                                                For the Period
                                                               From May 1, 1998
                                                               to December 31,
                                              2000      1999         1998
                                            --------  -------- ----------------
Revenues:
  Rental income............................ $232,841  $228,600     $149,933
  Interest and other income................    9,481     4,391          201
                                            --------  --------     --------
    Total revenues.........................  242,322   232,991      150,134
                                            --------  --------     --------
Expenses:
  General and administrative...............    9,689     7,767        4,190
  Professional fees........................   10,813    12,527        1,507
  Non-recurring employee severance costs...      355     1,272          --
  United States Settlement.................   96,493       --           --
  Loss on uncollectible amounts due from
   tenants.................................   48,328    34,418          --
  Loss on impairment of assets.............      --      1,927          --
  Amortization of restricted stock grants..    1,339     1,304          349
  Depreciation on real estate investments..   42,188    42,742       28,700
  Interest.................................   95,319    88,753       59,428
                                            --------  --------     --------
    Total expenses.........................  304,524   190,710       94,174
                                            --------  --------     --------
Income (loss) before gain on disposal of
 real estate assets, provision for income
 taxes and extraordinary loss..............  (62,202)   42,281       55,960
Net gain on real estate disposals..........      957       254          --
                                            --------  --------     --------
Income (loss) before provision for income
 taxes and extraordinary loss..............  (61,245)   42,535       55,960
Provision for income taxes.................      --        --        21,151
                                            --------  --------     --------
Income (loss) before extraordinary loss....  (61,245)   42,535       34,809
Extraordinary loss on extinguishment of
 debt, net of income tax benefit of $4,935
 in 1998...................................   (4,207)      --        (8,051)
                                            --------  --------     --------
Net income (loss).......................... $(65,452) $ 42,535     $ 26,758
                                            ========  ========     ========
Earnings (loss) per common share:
  Basic:
    Income (loss) before extraordinary
     loss.................................. $  (0.90) $   0.63     $   0.51
    Extraordinary loss on extinguishment of
     debt..................................    (0.06)      --         (0.12)
                                            --------  --------     --------
    Net income (loss)...................... $  (0.96) $   0.63     $   0.39
                                            ========  ========     ========
  Diluted:
    Income (loss) before extraordinary
     loss.................................. $  (0.90) $   0.63     $   0.51
    Extraordinary loss on extinguishment of
     debt..................................    (0.06)      --         (0.12)
                                            --------  --------     --------
    Net income (loss)...................... $  (0.96) $   0.63     $   0.39
                                            ========  ========     ========
Weighted average number of shares
 outstanding, basic........................   68,010    67,754       67,681
Weighted average number of shares
 outstanding, diluted......................   68,131    67,989       67,865

                            See accompanying notes.

                                  VENTAS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

       For the Years Ended December 31, 2000 and 1999 and the Period From
                        May 1, 1998 to December 31, 1998
                                 (In thousands)

                                    Capital
                                       in       Unearned
                                     Excess   Compensation
                           Common      of          On      Retained
                            Stock     Par      Restricted  Earnings   Treasury
                          Par Value  Value       Stock     (Deficit)    Stock      Total
                          --------- --------  ------------ ---------  ---------  ---------
Balance at May 1, 1998..   $18,389  $139,480    $   --     $ (36,395) $(157,869) $ (36,395)
Net income for the
 period from May 1, 1998
 to December 31, 1998...       --        --         --        26,758        --      26,758
Proceeds from issuance
 of shares for stock
 incentive plans........        13       142        --           --         --         155
Grant of restricted
 stock, net of
 forfeitures............       --        481     (2,311)         --       1,954        124
Amortization of
 restricted stock
 grants.................       --        --         349          --         --         349
                           -------  --------    -------    ---------  ---------  ---------
Balance at December 31,
 1998...................    18,402   140,103     (1,962)      (9,637)  (155,915)    (9,009)
Net income for the year
 ended December 31,
 1999...................       --        --         --        42,535        --      42,535
Dividends to common
 stockholders--$0.39 per
 share..................       --        --         --       (26,489)       --     (26,489)
Proceeds from issuance
 of shares for stock
 incentive plans........       --        (58)       --           --          62          4
Grant of restricted
 stock, net of
 forfeitures............       --       (232)    (1,512)         --       1,744        --
Amortization of
 restricted stock
 grants.................       --        (90)     1,394          --         --       1,304
                           -------  --------    -------    ---------  ---------  ---------
Balance at December 31,
 1999...................    18,402   139,723     (2,080)       6,409   (154,109)     8,345
Net loss for the year
 ended December 31,
 2000...................       --        --         --       (65,452)       --     (65,452)
Dividends to common
 stockholders--$0.91 per
 share..................       --        --         --       (62,280)       --     (62,280)
Proceeds from issuance
 of shares for stock
 incentive plans........       --       (168)       --           --         190         22
Grant of restricted
 stock, net of
 forfeitures............       --     (7,327)      (597)         --       8,436        512
Amortization of
 restricted stock
 grants.................       --        --       1,339          --         --       1,339
                           -------  --------    -------    ---------  ---------  ---------
Balance at December 31,
 2000...................   $18,402  $132,228    $(1,338)   $(121,323) $(145,483) $(117,514)
                           =======  ========    =======    =========  =========  =========

                            See accompanying notes.

                                  VENTAS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the Years Ended December 31, 2000 and 1999 and the Period From
                        May 1, 1998 to December 31, 1998
                                 (In thousands)

                                                             For the Period From
                                                               May 1, 1998 to
                                         2000       1999      December 31, 1998
                                       ---------  ---------  -------------------
Cash flows from operating activities:
 Net income (loss)...................  $ (65,452) $  42,535      $    26,758
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation.......................     42,264     42,803           28,700
  Amortization of deferred financing
   costs.............................      3,236      6,049            3,223
  Amortization of restricted stock
   grants............................      1,339      1,304              349
  Normalized rents...................       (117)      (140)             --
  Loss on impairment of assets.......        --       1,927              --
  Gain on sale of assets.............       (957)      (254)             --
  Extraordinary loss on
   extinguishment of debt............      4,207        --             8,051
  Provision for deferred income
   taxes.............................        --         --            20,151
  United States Settlement...........     96,493        --               --
 Changes in operating assets and
  liabilities:
  (Increase) decrease in amount due
   from Vencor, Inc..................        --       6,967           (6,843)
  Increase in restricted cash........    (26,893)       --               --
  Increase (decrease) in accounts
   receivable and other assets.......     23,378    (27,025)             (87)
  Increase in accounts payable and
   accrued and other liabilities.....      7,840     29,414            6,455
                                       ---------  ---------      -----------
    Net cash provided by operating
     activities......................     85,338    103,580           86,757
Cash flows from investing activities:
  Purchase of furniture and
   equipment.........................        --        (299)             (15)
  Sale (purchase) of real estate
   properties........................      5,170        254          (14,566)
  Repayment (issuance) of notes
   receivable from employees.........        189        416           (4,027)
  Sale of Vencor, Inc. preferred
   stock in connection with the 1998
   Spin Off Transaction..............        --         --            17,700
                                       ---------  ---------      -----------
    Net cash provided by (used in)
     investing activities............      5,359        371             (908)
Cash flows from financing activities:
  Net change in borrowings under
   revolving line of credit..........        --     173,143           29,600
  Proceeds from long-term debt.......        --         --           951,540
  Repayment of long-term debt........    (87,862)  (130,023)         (54,596)
  Repayment of long-term debt in
   connection with the 1998 Spin
   Off...............................        --         --        (1,000,171)
  Proceeds from partial termination
   of interest rate swap agreement...        --      21,605              --
  Payment of deferred financing
   costs.............................    (12,616)    (2,935)         (12,039)
  Issuance of common stock...........         22          4              155
  Cash distribution to stockholders..    (42,434)   (26,489)             --
                                       ---------  ---------      -----------
    Net cash provided by (used in)
     financing activities............   (142,890)    35,305          (85,511)
                                       ---------  ---------      -----------
Increase (decrease) in cash and cash
 equivalents.........................    (52,193)   139,256              338
Cash and cash equivalents at
 beginning of period.................    139,594        338              --
                                       ---------  ---------      -----------
Cash and cash equivalents at end of
 period..............................  $  87,401  $ 139,594      $       338
                                       =========  =========      ===========
Supplemental disclosure of cash flow
 information:
    Interest paid including swap
     payments and receipts...........  $  91,080  $  86,125      $    52,649
                                       =========  =========      ===========

                            See accompanying notes.

                                  VENTAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization

   Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT in any such tax year. The Company owned or leased 45 hospitals, 216 nursing facilities and eight personal care facilities in 36 states as of December 31, 2000. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

   The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. The Company changed its name to Vencor Incorporated in 1989 and to Vencor, Inc. in 1993. From 1985 through April 30, 1998, the Company was engaged in the business of owning, operating and acquiring health care facilities and companies engaged in providing health care services.

   On May 1, 1998, the Company effected a corporate reorganization (the "1998 Spin Off") pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently named Vencor, Inc. ("Vencor"), was formed to operate the hospital, nursing facility and ancillary services businesses. Pursuant to the terms of the 1998 Spin Off, the Company distributed the common stock of Vencor to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Vencor. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods subsequent to and including 1998 Spin Off, the historical financial statements of the Company were assumed by Vencor, and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-K and other filings, the Commission treats the Company as having commenced operations on May 1, 1998. The financial results for the years ended December 31, 2000 and 1999 are not comparable to the period from May 1, 1998 to December 31, 1998 included in the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows due to the difference in the time periods covered and the omission of a net provision for income taxes in the 2000 and 1999 financial statements due to the Company's qualifying in 1999 and intent to qualify in 2000 as a REIT and the use of a portion of the Company's net operating loss ("NOL") carryforward.

   The Company owns and leases a geographically diverse portfolio of health care related facilities, including hospitals, nursing facilities and personal care facilities whose principal tenants are health care related companies. As a result of announcements during 1999 by Vencor, the subsequent bankruptcy filing by Vencor and industry-wide factors, the Company suspended the implementation of its original business strategy in 1999. The Company continued the suspension of the implementation of its original business strategy during 2000 due to the ongoing Vencor bankruptcy proceedings. See "Note 8--Transactions with Vencor."

New Accounting Pronouncements

   In June of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                  VENTAS, INC.

SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As discussed in "Note 4--Borrowing Arrangements," the Company uses derivative instruments to protect against the risk of interest rate movements on future cash flows under its variable rate debt agreements. On January 1, 2001, the Company adopted SFAS No. 133, and at that time, designated anew the derivative instruments in accordance with the requirements of the new standard. The transition adjustment to adopt SFAS No. 133 will be presented as a cumulative effect adjustment, as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in the 2001 Consolidated Financial Statements. The adoption of the standard as of January 1, 2001 resulted in the recognition of a liability of $4.1 million to reflect the fair value of the Company's interest rate swap agreement and an identical reduction to other comprehensive income, a component of stockholders' equity. In addition, the $21.6 million deferred gain recognized on a terminated derivative position (See "Note 4--Borrowing Arrangements") was reclassified to other comprehensive income, resulting in a cumulative adjustment to other comprehensive income of $17.5 million. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates, the computed "effectiveness" of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. The Company believes that the hedge will be highly effective as defined by SFAS No. 133.

Basis of Presentation

   The consolidated financial statements include the accounts of the Company, Ventas Realty and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

   Certain prior year amounts have been reclassified to conform to current year presentation.

Real Estate Investments

   Investments in real estate properties are recorded at cost. The cost of the properties acquired is allocated between land and buildings based generally upon independent appraisals. Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years.

Impairment of Assets

   Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. See "Note 9--Commitments and Contingencies."

Cash Equivalents

   Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

                                  VENTAS, INC.

Deferred Financing Costs

   Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $2.2 million and $9.2 million at December 31, 2000 and 1999, respectively.

Revenue Recognition

   Rental revenue is recognized as earned over the terms of the related leases which are treated as operating leases. Such income includes periodic increases based on pre-determined formulas as defined in the lease agreements. See "Note 8--Transactions with Vencor--The 1998 Spin Off." Certain leases with tenants other than Vencor contain provisions relating to increases in rental payments over the terms of the leases. Rental income under these leases is recognized over the term of each lease on a straight-line basis.

Stock Based Compensation

   The Company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

   In addition, the Company grants shares of restricted stock to certain executive officers and directors. Shares of restricted stock vest cumulatively in two to four equal annual installments beginning either on the date of grant or on first anniversary of the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is recognized for these restricted stock grants over the vesting period.

Accounting Estimates

   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of rental revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

   The Company has one primary reportable segment, which consists of investment in real estate. The Company's primary business is owning and leasing health care facilities and leasing or subleasing such facilities to third parties, primarily Vencor (See "Note 3--Concentration of Credit Risk"). All leases are triple-net leases, which require the tenants to pay all property related expenses. Substantially all depreciation and interest expenses reflected in the statement of operations relate to the ownership of the Company's investment in real estate.

2. Real Estate Investments

   In the 1998 Spin Off, the Company and Ventas Realty (collectively the "Landlord") and Vencor, Inc. and Vencor Operating, Inc. (collectively, the "Tenant") entered into four master lease agreements governing the lease of substantially all of the Company's real property, buildings and other improvements (primarily long-term acute care hospitals and nursing facilities). The leased properties under the four master lease agreements were divided into groups of properties and a master lease agreement was entered into with respect to each such group of properties. In August 1998, Ventas Realty and Vencor Nursing Centers Limited Partnership entered into a fifth master lease agreement for a single nursing facility in Corydon, Indiana. The four multi-facility master lease

                                 VENTAS, INC.

agreements and the single facility master lease agreement for Corydon, Indiana are individually referred to herein as a "Master Lease" and collectively as the "Master Leases." Under the Final Plan (as defined in "Note 3-- Concentration of Credit Risk"), if consummated, the Tenant would assume the Master Leases and the Tenant and the Landlord simultaneously would amend and restate the Master Leases in the form of four agreements styled as amended and restated master leases (collectively, the "Amended Master Leases") setting forth the material terms governing the properties covered by the Amended Master Leases. The Corydon, Indiana facility would be incorporated into Amended Master Lease #4. There would be several renewal bundles of properties under each Amended Master Lease, with each bundle containing approximately 7 to 12 properties. All properties within a bundle would have primary terms ranging from 10 to 15 years commencing May 1, 1998, plus renewal options totaling fifteen years. Each Amended Master Lease would remain a "triple-net lease" or an "absolute-net lease" pursuant to which Tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. Under each Amended Master Lease, the aggregate annual rent would be referred to as Base Rent (as defined in each Amended Master Lease). Base Rent would equal the sum of Current Rent (as defined in each Amended Master Lease) and Accrued Rent (as defined in each Amended Master Lease). The Tenant would be obligated to pay the portion of Base Rent that is Current Rent, and unpaid Accrued Rents, as set forth below. From the first day of the first month following the Vencor Effective Date through April 30, 2004, Base Rent would equal Current Rent. Under the Amended Master Leases, the initial annual aggregate Base Rent would be scheduled to be $180.7 million from the first day of the first month following the Vencor Effective Date occurs to April 30, 2002. For the period from May 1, 2002 through April 30, 2004, annual aggregate Base Rent, payable all in cash, would escalate on May 1 of each year at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Amended Master Leases) if certain Tenant revenue parameters are obtained. Assuming such Tenant revenue parameters are obtained, Annual Base Rent under the Amended Master Leases would be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. Base Rent for the month in which the Vencor Effective Date occurs would be $15.1 million, the monthly rental required under the stipulation and order entered into by Vencor and the Company on or about September 13, 1999 (the "Stipulation").

   The minimum annual rentals that would be due under the terms of the Amended Master Leases, excluding rent escalations would be as follows (in thousands):

   2001.............................................................. $  181,010
   2002..............................................................    180,714
   2003..............................................................    180,714
   2004..............................................................    180,714
   2005..............................................................    180,714
   Thereafter........................................................    791,193
                                                                      ----------
     Total........................................................... $1,695,059
                                                                      ==========

   If the Final Plan is consummated, of the $180.7 million of Annual Base Rent under the Amended Master Leases to be paid for the period commencing on the first day of the first month after the Vencor Effective Date, 67.1% is attributable to nursing facilities and 32.9% is attributable to hospitals.

   Each Amended Master Lease would provide that beginning May 1, 2004, if a Vencor Bank Refinancing Transaction (as defined below) has occurred, the 3.5% annual escalator would be paid in cash and the Base Rent would continue to equal Current Rent. If a Vencor Bank Refinancing Transaction has not occurred, then on May 1, 2004 the annual aggregate Base Rent would be comprised of (a) Current Rent payable in cash which would escalate annually by an amount equal to 2% of Prior Period Base Rent, and (b) an additional annual non-cash accrued escalator amount of 1.5% of the Prior Period Base Rent which would accrete from year to year including

                                 VENTAS, INC.

an interest accrual at LIBOR (as defined in the Amended Master Leases) plus 450 basis points (compounded annually) to be added to the annual accreted amount (but such interest will not be added to the aggregate Base Rent in subsequent years). The unpaid Accrued Rent would become payable, and all future Base Rent escalators would be payable in cash, upon the occurrence of any one of the following (a "Vencor Bank Refinancing Transaction"): (a) any transaction pursuant to which all or substantially all of the indebtedness of the Tenant under the Tenant's new senior secured credit agreement is purchased by the Tenant or another party at the Tenant's direction or is repaid; (b) any amendment of the new senior secured notes or new senior secured credit agreement pursuant to which either (i) the principal amount of the Tenant's indebtedness thereunder (as such indebtedness is in effect immediately prior to such amendment) is increased (excepting therefrom increases attributable to the capitalization of accrued interest or protective advances by the lenders under the new senior secured notes), or (ii) the loan amount, maturity or other material terms and conditions thereof (as such terms and conditions are in effect immediately prior to such amendment), are modified to match, better or otherwise respond to the terms and conditions of alternative financing which has been offered to the Tenant; (c) any bona fide, binding offer is made to the Tenant to provide financing on terms better than those of the new senior secured credit agreement, sufficient to (i) pay in full, or purchase at or above par, all of the indebtedness of the Tenant under the new senior secured credit agreement and (ii) pay in full all Unpaid Accrued Rent owing as of such date, whether or not such offer is accepted or consummated; and (d) the termination or expiration of the applicable Amended Master Lease as to all properties under such lease. However, with respect to subsection (d), above the Landlord's right to receive payment of the Unpaid Accrued Rent is subordinate to the receipt of payment of the indebtedness of the Tenant by the lenders under the new senior secured notes issued pursuant to the new senior secured credit agreement. Upon the occurrence of any of the events referenced in subsections (a) through (d) above, the annual aggregate Base Rent payable in cash would thereafter escalate at the annual rate of 3.5% and there would be no further accrual feature for rents arising after the occurrence of such events.

   The future contracted minimum rentals, excluding rent escalations but with normalized rents where applicable, for the remainder of the terms of non-Vencor leases are as follows (in thousands):

                                                                        Other(1)
                                                                        --------
   2001................................................................  $1,384
   2002................................................................   1,037
   2003................................................................     798
   2004................................................................     776
   2005................................................................     776
   Thereafter..........................................................   2,974
                                                                         ------
     Total.............................................................  $7,745
                                                                         ======

--------
(1) Excludes tenants that have defaulted under the terms of their respective leases or that have voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

   During the fourth quarter of 2000, the Company sold a 99 bed facility in Toledo, Ohio and a 120 bed facility in Grayling, Michigan which were leased and operated by third party tenants. A net gain from the dispositions of these facilities was recorded for $1.0 million.

3. Concentration of Credit Risk

   As of December 31, 2000, 70.1% of the Company's real estate investments related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's

                                  VENTAS, INC.

facilities are located in 36 states and rental revenues from operations in any one state do not account for more than ten percent (10%). Approximately 98.0% of the Company's real estate investments, based on the original cost of such investments, are operated by Vencor and approximately 98.6% (or 98.4% net of write-offs) of rental revenue in 2000 was derived from the Master Leases.

   Because the Company leases substantially all of its properties to Vencor and Vencor is the primary source of the Company's rental revenues, Vencor's financial condition and ability to satisfy its rent obligations under the Master Leases and certain other agreements will significantly impact the Company's rental revenues and its ability to service its indebtedness and its other obligations and to make distributions to its stockholders. The operations of Vencor were negatively impacted by changes in governmental reimbursement rates, by its level of indebtedness and by certain other factors. As a result, on September 13, 1999, Vencor filed for protection under the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Following lengthy and extensive negotiations, in November of 2000, the Company, Vencor and Vencor's major creditors reached agreement on the material economic terms for the restructuring of Vencor's debt and lease obligations. Vencor's fourth amended plan of reorganization was confirmed (as confirmed, the "Final Plan") by court order entered on the docket on March 19, 2001.

   Consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are outside of the control of the Company and Vencor. There can be no assurance (a) that the Final Plan will be consummated, (b) if the conditions to consummation of the Final Plan are satisfied, of the date that the Final Plan will be consummated, or (c) that, if the Final Plan is not amended to provide for a later effective date and the Final Plan is not consummated, (i) Vencor will pursue or be successful in obtaining the approval of its creditors or the Company for another plan of reorganization on the same terms as the Final Plan or on alternate terms, (ii) the terms of any alternate plan of reorganization will be acceptable to the Company, or (iii) the final terms of any alternate plan of reorganization will not have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect"). The Final Plan provides that the Vencor Effective Date shall occur no later than May 1, 2001, but the Final Plan does not address the consequences if the Vencor Effective Date does not occur on or before May 1, 2001. The Company believes that the Final Plan will likely become effective.

   There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases or that Vencor will perform its obligations under the Master Leases. The Master Leases are structured as "triple-net leases" under which Vencor is responsible for all or substantially all insurance, taxes and maintenance and repair expenses required in connection with the leased properties. The inability or unwillingness of Vencor to satisfy its obligations under the Master Leases would have a Material Adverse Effect on the Company. In addition, the credit standing of the Company is affected by the general creditworthiness of Vencor. See "Note 8--Transactions with Vencor."

   In addition, if the Final Plan is consummated and Vencor emerges from bankruptcy, there can be no assurance that Vencor would have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Amended Master Leases or that Vencor would perform its obligations under the Amended Master Leases. It would have a Material Adverse Effect on the Company if Vencor was unable to or chose not to perform its obligations under the Amended Master Leases.

   The Company generally invests excess cash in short term maturities of time deposits and other similar cash equivalents as required by the Amended Credit Agreement (as defined below). See "Note 4--Borrowing Arrangements."

                                  VENTAS, INC.

4. Borrowing Arrangements

   On January 31, 2000, the Company and all of its lenders entered into the Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Amended Credit Agreement"), which amended and restated the $1.2 billion credit agreement (the "Bank Credit Agreement") the Company entered into at the time of the 1998 Spin Off. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement are comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by
 .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid. In addition, in connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan-restructuring fee. This fee is being amortized proportionately over the terms of the related loans and agreements.

   Under the terms of the Amended Credit Agreement, it was an Event of Default if the Vencor Effective Date did not occur on or before December 31, 2000 (the "Vencor Effective Date Deadline"). When it became apparent that the Vencor Effective Date would not occur by December 31, 2000, the Company initiated discussions with the administrative agent for the lenders under the Amended Credit Agreement in an effort to obtain a waiver or amendment of this provision. The Company and substantially all of its lenders entered into an Amendment and Waiver dated as of December 20, 2000 (the "Amendment and Waiver") to the Amended Credit Agreement, whereby the deadline for the Vencor Effective Date Deadline was extended from December 31, 2000 to March 31, 2001. In consideration for this extension, the Company paid a fee of $0.2 million to the lenders executing the Amendment and Waiver and agreed to amend the amortization schedules on certain of the loans under the Amended Credit Agreement. The Company exercised its option under the Amendment and Waiver to extend the Vencor Effective Date Deadline from March 31, 2001 to April 30, 2001. In consideration of this extension, the Company paid a fee of approximately $0.1 million to the lenders that executed the Amendment and Waiver. Under the Amendment and Waiver, the Company has the further option to extend the Vencor Effective Date Deadline through (a) May 31, 2001 in exchange for the payment on or before April 30, 2001 of a fee equal to 0.20% per annum on the outstanding principal balance of the loans under the Amended Credit Agreement and (b) June 30, 2001 in exchange for the payment on or before May 31, 2001 of a fee of 0.25% per annum on the outstanding principal balance of the loans under the Amended Credit Agreement.

   Under the terms of the Amended Credit Agreement, an Event of Default will be deemed to have occurred if the Vencor Effective Date does not occur on or before the Vencor Effective Date Deadline, as same may be extended. Subject to any defenses available to the Company, if such an Event of Default were to occur, the Company could be required to immediately repay all the indebtedness under the Amended Credit Agreement upon the demand of the "Required Lenders," as defined in the Amended Credit Agreement. If it appears that the Vencor Effective Date will not occur by the Vencor Effective Date Deadline, as extended, the Company intends to initiate discussions with the administrative agent for its lenders under the Amended Credit Agreement to obtain a waiver or amendment of this covenant. Under the Amended Credit Agreement, a waiver or amendment of this covenant must be approved by lenders holding (in the aggregate) greater than 50% of the total credit exposure under the Amended Credit Agreement. There can be no assurance (i) that the Final Plan or an alternate plan of reorganization for Vencor will become effective on or before the Vencor Effective Date Deadline, as same may be extended, (ii) that the Company will obtain a waiver or amendment of the covenant if

                                 VENTAS, INC.

the Final Plan or an alternate plan of reorganization for Vencor does not become effective on or before the Vencor Effective Date Deadline, as same may be extended, (iii) that the terms of such a waiver or amendment would not have a Material Adverse Effect on the Company, or (iv) that the failure to obtain such a waiver or amendment would not have a Material Adverse Effect on the Company.

   The Amended Credit Agreement, as revised by the Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan, (i) $50.0 million was paid at closing on January 31, 2000,
(ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) after the Vencor Effective Date, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the "Monthly Sweep") will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002; (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001,
(ii) a one-time paydown of Excess Cash is scheduled to be made on or before the thirtieth day after the Vencor Effective Date as more fully described below (the "B Sweep"), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004 and
(iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal and the final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

   The B Sweep, if any, is scheduled to be made on the thirtieth day after the Vencor Effective Date (the "B Sweep Payment Date"). The B Sweep is a one-time payment equal to the Company's cash and cash equivalents on hand on the B Sweep Payment Date minus the sum of (to the extent not then paid) (i) amounts payable under the United States Settlement (as defined in "Note 8-- Transactions with Vencor") during the succeeding three months, (ii) a reasonable reserve to pay the applicable portion of the Company's minimum REIT dividend for quarters prior to and including the Vencor Effective Date, (iii) $1.0 million and (iv) other specified amounts. Currently, the Company believes that it will not be required to pay any amounts under the B Sweep.

   The first Monthly Sweep is scheduled to be made on the last day of the month following the first full calendar month after the date that is thirty days after the Vencor Effective Date and will cover the period from 30 days after the Vencor Effective Date to the end of the last day of the month preceding the payment date. Thereafter, the Monthly Sweep will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) an amount equal to the obligations due under the United States Settlement during the next three months, (v) taxes and (vi) other specified amounts.

   The following is a summary of long term borrowings at December 31, 2000 (in thousands):

                                                                        Amount
                                                                       --------
   Tranche A Loan, bearing interest at a rate of LIBOR plus 2.75%
    (9.48% at December 31, 2000), due December 31, 2002............... $113,017
   Tranche B Loan, bearing interest at a rate of LIBOR plus 3.75%
    (10.48% at December 31, 2000), due December 31, 2005..............  300,000
   Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25%
    (10.98% at December 31, 2000), due December 31, 2007..............  473,368
                                                                       --------
                                                                       $886,385
                                                                       ========

                                 VENTAS, INC.

   The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. Certain properties are being held in escrow by counsel for the agents under the Amended Credit Agreement pending the receipt of third party consents and/or resolution of certain other matters. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can only pay dividends based on a certain minimum percentage of its taxable income (equal to 95% of its taxable income for the year ending December 31, 2000 and 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of funds from operations ("FFO"), as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases, affiliate transactions and capital expenditures; and (c) certain financial covenants, including requiring that the Company have
(i) no more than $1.1 billion of total indebtedness on the Vencor Effective Date; and (ii) at least $99.0 million of Projected Consolidated EBITDA, as defined in the Amended Credit Agreement, for the 270 day period beginning in the first month after the Vencor Effective Date.

   The Amended Credit Agreement does not contain any financial covenants that are applicable to the Company prior to the Vencor Effective Date, and provides, among other things, that no action taken by any person in the Vencor bankruptcy case (other than by the Company and its affiliates) shall be deemed to constitute or result in a Material Adverse Effect. In addition, the Amended Credit Agreement provides that if the Company is in compliance with the financial covenants and the covenant relating to releases in the Vencor bankruptcy on the Vencor Effective Date, no event or condition arising primarily from the Final Plan shall be deemed to have caused a "Material Adverse Effect," as defined in the Amended Credit Agreement, to have occurred.

   If the Vencor Effective Date occurs, the Company thereafter would be subject to certain financial covenants under the Amended Credit Agreement, including those requiring the Company to have (i) Consolidated EBITDA (as defined in the Amended Credit Agreement) on the last day of each fiscal quarter after the Vencor Effective Date at least equal to 80% of the Company's Projected Consolidated EBITDA (as defined in the Amended Credit Agreement) on the Vencor Effective Date; and (ii) a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Amended Credit Agreement) on a trailing four quarter basis, of at least 1.20 to 1.00. Certain of these covenants may be waived by holders of more than 50% of the principal indebtedness under the Amended Credit Agreement.

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

   The following is a summary of long-term borrowings at December 31, 1999 (in thousands):

                                                                         Amount
                                                                        --------
   Revolving line of credit, bearing interest at a base rate of LIBOR plus 2.25% (8.72% to 8.74% at December 31, 1999)..................  $202,743
   Bridge facility loan, bearing interest at a base rate of LIBOR plus
    2.75% (9.23% at December 31, 1999)................................   275,000
   Term A Loan, bearing interest at a base rate of LIBOR plus 2.25%
    (8.74% at December 31, 1999)......................................   181,818
   Term B Loan, bearing interest at a base rate of LIBOR plus 2.75%
    (9.24% at December 31, 1999)......................................   314,682
   Other..............................................................         4
                                                                        --------
                                                                        $974,247
                                                                        ========

                                  VENTAS, INC.

   On October 29, 1999, in conjunction with the execution of an agreement with over 95% of the Company's lenders regarding the restructuring of the Company's long term debt, including the $275.0 million Bridge Loan (the "Waiver and Extension Agreement"), the Company paid a $2.4 million waiver fee which was fully amortized over the three month extension period under the Waiver and Extension Agreement. In connection with the consummation of the Amended Credit Agreement on January 31, 2000, the Company paid a $7.3 million loan restructuring fee. This fee is being amortized proportionately over the terms of the related loans and agreements.

   In connection with the 1998 Spin Off and the consummation of the Bank Credit Agreement, the Company entered into an interest rate swap agreement (on a notional amount of $850.0 million outstanding at December 31, 2000) to reduce the impact of changes in interest rates on the Company's floating rate debt obligations. The original agreement expired in varying amounts through December 2007; however, as discussed below, the agreement was amended to expire in varying amounts through June 2003. The agreement provides for the Company to pay a fixed rate at 5.985% and receive LIBOR (floating rate). The terms of the interest rate swap agreement require that the Company make cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement.

   On August 4, 1999, the Company entered into an agreement with the interest rate swap agreement counterparty to shorten the maturity of the interest rate swap agreement from December 31, 2007 to June 30, 2003, in exchange for a payment in 1999 from the counterparty to the Company of $21.6 million. So long as the Company has debt in excess of $750.0 million, the Company will amortize the $21.6 million payment for financial accounting purposes in future periods beginning in July 2003 and ending December 2007. See "Note 1--Organization and Significant Accounting Policies--New Accounting Pronouncements."

   On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement. As of December 31, 2000, no collateral was required to be posted under the interest rate swap agreement.

   The notional amount of the interest rate swap agreement was $850.0 million on December 31, 2000 and will amortize as follows (in thousands):

   December 31, 2001.................................................... $50,000
   December 31, 2002....................................................  25,000
   June 30, 2003........................................................ 775,000

   The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the financial institution counterparty. The net interest rate difference incurred on these contracts for the years ended December 31, 2000 and 1999 and for the period from May 1, 1998 to December 31, 1998 was $4.3 million receipt, $6.4 million payment and $1.2 million payment, respectively, and has been included in interest expense in the Consolidated Financial Statements.

5. Fair Values of Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

  . Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments.

                                 VENTAS, INC.

  . Notes receivable from employees: The fair values of the notes receivable from employees are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

  . Interest rate swap agreement: The fair values of the Company's interest rate swap agreement are based on rates being offered for similar arrangements.

  . Notes payable: The fair values of the Company's borrowings under variable rate agreements approximate their carrying value.

  . United States Settlement: The fair value of the Company's settlement with the United States approximates its carrying value.

   At December 31, 2000 and 1999 the carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                                 2000               1999
                                          ------------------- -----------------
                                          Carrying            Carrying   Fair
                                           Amount  Fair Value  Amount   Value
                                          -------- ---------- -------- --------
   Cash and cash equivalents............. $ 87,401  $ 87,401  $139,594 $139,594
   Notes receivable from employees.......    3,422     2,921     3,611    3,219
   Interest rate swap agreement..........      --     (4,129)      --    20,370
   Notes payable.........................  886,385   886,385   974,247  974,247
   United States Settlement..............   96,493    96,493       --       --

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

6. Stockholders' Equity and Stock Options

   The Company has five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors (the following are collectively referred to as the "Plans"): (1) The 1987 Incentive Compensation Program (Employee Plan); (2) The 2000 Incentive Compensation Plan (Employee Plan); (3) The 1987 Stock Option Plan for Non-Employee Directors; (4) The 2000 Stock Option Plan for Directors; and (5) The TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. On May 23, 2000, the Company's shareholders voted in favor of the amendment and restatement of the 1997 Stock Option Plan for Non-Employee Directors as the 2000 Stock Option Plan for Directors and the amendment and restatement of the 1997 Incentive Compensation Plan as the 2000 Incentive Compensation Plan (the "2000 Incentive Plan"). As part of the amendment and restatement of the 2000 Incentive Plan, the Company's Board of Directors increased the number of shares reserved for issuance under the 2000 Incentive Plan upon the exercise of awards and payment of benefits in connection with awards by 2.22 million shares and increased the maximum number of shares with respect to which stock options can be granted during a calendar year to any given individual to 750,000 shares.

   Under the Plans, options are exercisable at the market price at the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. The Company has also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. The options and shares of restricted stock that have been granted outside the Plans vest over varying periods and the options are exercisable at the market price at the date of grant and expire ten years from the date of grant. As of

                                 VENTAS, INC.

December 31, 2000, options for 4,065,775 shares had been granted to eligible participants and remained outstanding (including options granted and held by Vencor employees) under the provisions of the Plans. As of December 31, 2000, options for 679,861 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding. The Company granted 466,705 and 188,500 shares of restricted stock for the years ended December 31, 2000 and 1999, respectively, and 150,000 shares of restricted stock for the period from May 1, 1998 to December 31, 1998. The market value of the restricted shares on the date of the award has been recorded as unearned compensation on restricted stock, with the unamortized balance shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense over the vesting period, with charges to operations of approximately $1.3 million for both 2000 and 1999, respectively, and $0.3 million for the period from May 1, 1998 to December 31, 1998.

   The Company currently utilizes the 2000 Incentive Compensation Plan (Employee Plan) and the 2000 Stock Option Plan for Directors for option and stock grants. Under the terms of the Ventas, Inc. 2000 Incentive Compensation Plan (Employee Plan), the Company has reserved 5,620,000 shares for grants to be issued to employees. Under the terms of the Ventas, Inc. 2000 Stock Option Plan for Directors, the Company has reserved 200,000 shares for grants to be issued to non-employee directors. As of December 31, 2000, the number of shares available for future grants under the Ventas, Inc. 2000 Incentive Compensation Plan (Employee Plan) are 3,176,339 and under the Ventas, Inc. 2000 Stock Option Plan for Directors are 150,500.

   The following is a summary of stock option activity for the Company in 1998, 1999 and 2000:

                                                                  Weighted
                                           Range of Exercise      Average
           Activity            Shares           Prices         Exercise Price
           --------          ----------  --------------------- --------------

   A. 2000 Activity

   Outstanding at beginning
    of period...............  5,066,530  $ 0.1231   - $27.0095    $13.4575
     Options Granted........    319,739    3.3125   -   4.0000      3.3481
     Options Exercised......    (19,688)   0.8000   -   3.0595      1.1228
     Options Canceled.......   (620,945)   0.6279   -  27.0095     14.3051
                             ----------  --------     --------    --------
   Outstanding at end of
    period..................  4,745,636  $ 0.1231   - $26.0476    $12.7134
                             ==========
   Exercisable at end of
    period..................  3,631,587  $ 0.1231   - $26.0476    $13.2590
                             ==========

   B. 1999 Activity

   Outstanding at beginning
    of period...............  5,379,229  $ 0.1231   - $27.0095    $15.6758
     Options Granted........  1,052,000    1.6880   -  12.1875      5.2289
     Options Exercised......     (7,031)   0.5479   -   0.5479      0.5479
     Options Canceled....... (1,357,668)   1.4774   -  26.0091     15.8066
                             ----------  --------     --------    --------
   Outstanding at end of
    period..................  5,066,530  $ 0.1231   - $27.0095    $13.4926
                             ==========
   Exercisable at end of
    period..................  3,046,064  $ 0.1231   - $27.0095    $13.8731
                             ==========

   C. 1998 Activity

   Outstanding at beginning
    of period...............  4,308,674  $ 0.1231   - $27.8200    $16.4776
     Options Granted........  2,097,900   10.8125   -  17.5831     14.0358
     Options Exercised......    (62,811)   0.1970   -  18.8004      4.1115
     Options Canceled.......   (964,534)   5.8851   -  27.8200     16.4455
                             ----------  --------     --------    --------
   Outstanding at end of
    period..................  5,379,229  $ 0.1231   - $27.0095    $15.6758
                             ==========
   Exercisable at end of
    period..................  2,171,706  $ 0.1231   - $27.0095    $15.8051
                             ==========

                                 VENTAS, INC.

   A summary of stock options outstanding at December 31, 2000 follows:

          Outstanding                                    Exercisable
Range of     As of     Weighted Average                     as of
Exercise  December 31,    Remaining     Weighted Average December 31, Weighted Average
 Prices       2000     Contractual Life  Exercise Price      2000      Exercise Price
--------  ------------ ---------------- ---------------- ------------ ----------------
$ 0.1231
 to
 $ 8.0000  1,260,417         8.5            $ 4.5715        844,807       $ 4.7900
$ 8.0001
 to
 $13.2500    377,841         4.7             11.2891        306,378        11.4746
$13.2501
 to
 $26.0476  3,107,378         5.7             16.1890      2,480,402        16.3639
           ---------                                      ---------
           4,745,636         6.4            $12.7134      3,631,587       $13.2590
           =========                                      =========

   In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (Statement 123). This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. The estimated fair value of options granted for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to December 31, 1998 was approximately $135,770, $1,232,000 and $817,000, respectively.

   Pro forma information follows (in thousands, except per share amounts):

                                                      2000     1999    1998
                                                    --------  ------- -------
   Pro forma income (loss) available to common
    stockholders................................... $(69,138) $36,203 $19,803
   Pro forma earnings (loss) per common share:
     Basic and Diluted............................. $  (1.02) $   .53 $   .29

   In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

                                                     2000     1999     1998
                                                    -------  -------  -------
   Risk free interest rate.........................     6.7%     6.0%     6.0%
   Dividend yield..................................    14.0%    12.0%     9.0%
   Volatility factors of the expected market price
    for the Company's common stock.................    .567%     .25%     .25%
   Weighted average expected life of options....... 8 years  8 years  8 years

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

7. Income Taxes

   The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with its taxable year that ended December 31, 1999. The Company intends to continue to operate in such a manner as to enable it to qualify as a REIT. The Company's actual qualification and taxation

                                  VENTAS, INC.

as a REIT depends upon its ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests imposed under the Code. No net provision for income taxes has been recorded in the Consolidated Financial Statements for the years ended December 31, 2000 and 1999 due to the Company's intention to continue to qualify as a REIT, distribute 95% of its 2000 and 1999 taxable income as a dividend and the existence of carryforward operating losses that offset the remaining 2000 and 1999 liability for federal corporate income taxes. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the year ended December 31, 2000 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to qualify as a REIT in any such tax year.

   As a REIT, the Company is generally not subject to federal income tax on income it distributes to stockholders, as long as it distributes 100% of REIT taxable income. The Company believes it has met the annual distribution requirement by payment of 95% of its estimated 2000 taxable income as a result of its $0.29 per share dividend on January 15, 2001. The Company believes that it met the annual distribution requirement for 1999 as a result of its $0.39 per share dividend paid in February 1999 and its $0.62 per share dividend paid in September 2000. During 1999, the Company was subject to a federal excise tax under REIT regulations of the Code to the extent that required distributions to qualify as a REIT for 1999 were not paid by January 31, 2000 and recorded such expense and liability of $1.5 million in the Consolidated Financial Statements for the year ended December 31, 1999. Net taxable income for federal income tax purposes results from net income for financial reporting purposes adjusted for the differences between the financial reporting and tax bases of assets and liabilities, including depreciation, impairment losses on real estate, the United States Settlement liability, and the deferred gain on the partial termination of the interest rate swap agreement. For the eight-month period from May 1, 1998 to December 31, 1998, the Company was taxed at the statutory corporate rates as a C corporation.

   The net difference between tax bases and the reported amount of the Company's assets and liabilities for federal income tax purposes was approximately $48.3 million more than the book bases of those assets and liabilities for financial reporting purposes for the year ended December 31, 2000. For the year ended December 31, 1999, the net difference between tax bases and the reported amount of the Company's assets and liabilities for federal income tax purposes was $37.7 million less than the book bases of those assets and liabilities for financial reporting purposes.

   The Company made no income tax payments for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to December 31, 1998. The Company utilized net operating loss ("NOL") carryforwards of $1.0 million and $3.0 million in 2000 and 1999, respectively, to offset taxes due on the 5% of undistributed net taxable income of the Company for these years. During the year ended December 31, 2000, the Company received refunds for state and local, franchise and other miscellaneous taxes of $1.1 million and the Company's entitlement to such refunds was not disputed by Vencor. As of December 31, 2000, the Company has recorded a tax contingency of $3.7 million for estimated tax contingencies arising from and prior to the Spin Off. Included in general administrative expenses on the Company's 2000 statement of operations is a tax contingency expense of $2.6 million for federal, state, local, franchise and other miscellaneous taxes, net of the Company's receipt in 2000 of refunds referred to above.

   As a former C corporation for federal income tax purposes, the Company potentially remains subject to corporate level taxes for any asset dispositions between January 1, 1999 to December 31, 2008 ("built-in gains tax"). The amount of income potentially subject to corporate level tax is generally equal to the excess of the fair value of the asset over its adjusted tax basis as of December 31, 1998, or the actual amount of taxable gain, whichever is greater. Any gain recognized during this period of time could be offset by available net operating

                                  VENTAS, INC.

losses and capital loss carryforwards. The deferred income tax liability of $30.5 million at December 31, 2000 and 1999 reflects a previously established liability to be utilized for any built-in gain tax incurred on assets that are disposed of prior to January 1, 2009.

   On February 3, 2000 the Company received a refund (the "Refund") of approximately $26.6 million from the Internal Revenue Service representing $25.3 million from the refund of income taxes paid by it from 1996 and 1997 and $1.3 million from accrued interest thereon as a result of a carrybacks of losses reported in the Company's 1998 federal income tax return. The United States Department of the Treasury--Internal Revenue Service filed a proof of claim in the Vencor bankruptcy proceeding asserting a claim against Vencor for the Refund. The Company asserted that it was entitled to the Refund pursuant to the terms of the Tax Allocation Agreement and other legal grounds. Vencor, in turn, asserted that it was entitled to the Refund pursuant to the terms of the Tax Allocation Agreement (See "Note 8--Transactions with Vencor") and on other legal grounds.

   The Company, Ventas Realty and Vencor entered into a stipulation relating to certain of these federal, state and tax refunds (including the Refund) on or about May 23, 2000 (the "Tax Stipulation"). Under the terms of the Tax Stipulation, which was approved by the Vencor Bankruptcy Court on May 31, 2000, proceeds of certain federal, state and local tax refunds (together with interest paid by the applicable taxing authority) for tax years ending prior to or including April 30, 1998 (the "Subject Periods"), received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, were held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation contains notice provisions relating to the withdrawal of funds by either company from the segregated accounts for the payment of certain federal, state and local taxes for the Subject Periods and related fees and expenses. If the Final Plan is consummated, the Company and Vencor would enter into a Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement (the "Tax Refund Escrow Agreement"). The Tax Refund Escrow Agreement would govern the relative entitlement to certain tax refunds for the Subject Periods that each company received or may receive in the future. The Tax Refund Escrow Agreement would amend and supplement the Tax Allocation Agreement and supersede the Tax Stipulation. Under the terms of the Tax Refund Escrow Agreement, all such refunds received for Subject Periods would be deposited into an escrow account with a third-party depository institution. The funds would be used to satisfy any potential tax liabilities for either company for the Subject Periods. When audits of the relevant tax periods have been concluded, any residual amount remaining in the escrow would be shared equally by the Company and Vencor. See "Note 8--Transactions with Vencor--The Tax Allocation Agreement, Tax Stipulation and Tax Refund Escrow Agreement."

   On October 18, 2000 the Internal Revenue Service completed its review of the Company's federal income tax returns for the tax years ending December 31, 1995 and 1996. The Company estimates it will receive a refund of approximately $2.4 million (the "Audit Refund") plus interest as a result of the audit adjustments to the Company's 1995 and 1996 federal income tax returns. On January 16, 2001 the Internal Revenue Service completed its review of the Company's federal income tax returns for the tax years ending December 31, 1992 through 1994. The Company estimates it will be entitled to $0.9 million plus interest as a result of the audit adjustments for these periods.

   The Internal Revenue Service is currently reviewing the federal income tax returns of the Company for tax years ending December 31, 1997 and 1998. There can be no assurances as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company. However, the resulting tax liabilities, if any, for the tax years ended December 31, 1997 and 1998 will be satisfied first from the loss of NOL carryforwards (including the NOL carryforwards that were utilized to offset the Company's federal income tax liability for 1999 and 2000), and if the tax liabilities exceed the amount of NOL carryforwards, then from

                                  VENTAS, INC.

the amounts held by the Company in the segregated accounts under the Tax Stipulation provided that the Tax Stipulation is then in effect or, if the Final Plan has been consummated, from the escrowed amounts under the Tax Refund Escrow Agreement. To the extent such NOL carryforwards and the available amounts under either the Tax Stipulation, if it is then in effect, or the Tax Refund Escrow Agreement, if the Final Plan has been consummated, are not sufficient to satisfy such liabilities, Vencor has indemnified the Company for certain but not all of these tax liabilities under the Tax Allocation Agreement. There can be no assurance that the NOL carryforwards and the amounts, if any, under the Tax Stipulation or the Tax Refund Escrow Agreement will be sufficient to satisfy these liabilities or that Vencor has any obligation to indemnify the Company for particular liabilities or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Vencor will continue to honor such indemnification obligations.

   The provision for income taxes for the period from May 1, 1998 to December 31, 1998 consists of the following (in thousands):

                                                                The Period From
                                                                May 1, 1998 to
                                                                 December 31,
                                                                     1998
                                                                ---------------
   Deferred:
     Federal..................................................      $18,602
     State....................................................        2,549
                                                                    -------
                                                                     21,151

   Current tax benefit of extraordinary loss on extinguishment of debt:
     Federal..................................................       (4,350)
     State....................................................         (585)
                                                                    -------
                                                                     (4,935)
                                                                    -------
   Provision for income taxes.................................      $16,216
                                                                    =======

   The Company's 1998 federal income tax return reflected capital loss carryforwards of approximately $200.1 million of which $0.6 million was carried back to 1996 and $52.0 million was provided for tax contingencies; the remaining $147.5 million can only be utilized against future capital gains, if any. After fully utilizing NOL carrybacks, the Company also has an NOL carryforward of $17.0 million, of which approximately $1.0 million and $3.0 million were used to offset taxes for 2000 and 1999, respectively and the remaining $13.0 million can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year's return determine that amounts are owed), if any, remaining after the dividends paid deduction. The Company's ability to utilize tax carryforwards will be subject to a variety of factors, including the Company's dividend distribution policy and the results of its audit. In general, the Company will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds the Company's deduction for dividends paid. The NOL carryforwards expire in 2018 and the capital loss carryforwards expire in 2003.

   As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described above, no net deferred tax benefit has been ascribed to capital loss and net operating loss carryforwards as of December 31, 2000 and 1999. The IRS may challenge the Company's entitlement to these tax attributes during its current review of the Company's tax returns for the 1997 and 1998 tax years. The Company believes it is entitled to these tax attributes, but there can be no assurance as to the outcome of these matters.

                                  VENTAS, INC.

   A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                                 The Period From
                                                                 May 1, 1998 to
                                                                  December 31,
                                                                      1998
                                                                 ---------------
   Federal statutory rate.......................................      33.05%
   State income taxes, net of federal income tax benefit........       4.75%
                                                                      -----
   Effective income tax rate....................................      37.80%
                                                                      =====

8. Transactions with Vencor

The 1998 Spin Off

   In order to govern certain of the relationships between the Company and Vencor after the 1998 Spin Off and to provide mechanisms for an orderly transition, the Company and Vencor entered into various agreements at the time of the 1998 Spin Off, including the Master Leases (collectively, the "Spin Agreements").

   Certain material terms of the Master Leases and certain of the other Spin Agreements are described below.

Summary of the Terms of Current Agreements with Vencor

 Master Lease Agreements

   In the 1998 Spin Off, the Company (only with respect to two facilities in Pennsylvania) and Ventas Realty (collectively, the "Landlord") and Vencor, Inc. and Vencor Operating, Inc. (collectively, the "Tenant") entered into the four Master Leases governing the lease of substantially all of the Company's real property, buildings and other improvements (primarily long-term acute care hospitals and nursing facilities). The leased properties under the four Master Leases were divided into groups of properties and a Master Lease was entered into with respect to each such group of properties. In August 1998, Ventas Realty and Vencor Nursing Centers Limited Partnership entered into a fifth Master Lease for a single nursing facility in Corydon, Indiana.

   The Company's ability to exercise certain rights and remedies under the Master Leases described below has been stayed as a result of Vencor's filing for protection under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Bankruptcy Code, however, generally provides that a landlord is entitled to receive rent during the pendency of a tenant's bankruptcy proceeding, subject to such tenant's rights to reject the lease and its other legal defenses and rights. Vencor has disputed that it is required to pay rent at the rate set forth in the Master Leases and in the Stipulation entered into by the Company and Vencor in connection with Vencor's bankruptcy filing (the "Stipulation") has reserved the right during its chapter 11 case to challenge such payments in the event the Stipulation is terminated. The Stipulation, discussed below, provides for Vencor to pay $15.1 million per month in minimum base rent under the Master Leases while the Stipulation is in effect. Various provisions of the Master Leases may ultimately be challenged in Vencor's chapter 11 bankruptcy case, and certain provisions regarding payment of rent have been modified by the Stipulation in anticipation of the contemplated restructuring. The terms of the Master Leases would be substantially amended and restated in the terms the Amended Master Leases (as defined below) that would be implemented under the Final Plan (defined below), if the Final Plan is consummated. See "--Recent Developments Regarding Vencor-- Amended Master Leases."

                                  VENTAS, INC.

   The Master Leases are structured as triple-net leases pursuant to which Vencor is required to pay all or substantially all insurance, taxes, utilities and maintenance related to the properties. The base annual contract rent was approximately $231.2 million, $226.6 million and $222.2 million at December 31, 2000, 1999 and 1998, respectively. Base annual rent increases 2% per annum, effective May 1 of each year, provided Vencor achieves net patient service revenue for the applicable year in excess of 75% of net patient service revenue for the base year of 1997. The initial terms of the Master Leases were for periods ranging from 10 to 15 years.

   Under the terms of each Master Lease, except as noted below, upon the occurrence of an Event of Default thereunder, the Company may, at its option, exercise the remedies under a Master Lease on all properties included within that particular Master Lease. The remedies which may be exercised under a Master Lease by the Company, at its option, include the following: (i) after not less than 10 days' notice to Vencor, terminate the Master Lease, repossess the leased property and relet the leased property to a third party and require that Vencor pay to the Company, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease, repossess the leased property and relet the leased property with Vencor remaining liable under the Master Lease for all obligations to be performed by Vencor thereunder, including the difference, if any, between the rent under the Master Lease and the rent payable as a result of the reletting of the leased property and (iii) any and all other rights and remedies available at law or in equity. The Master Leases require Vencor to cooperate with the Company in connection with license transfers and certain other regulatory matters arising from a lease termination.

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

                                  VENTAS, INC.

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

 Development Agreement

   Under the terms of the Development Agreement, Vencor, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, the Company has the option to purchase the development property from Vencor at a purchase price equal to the amount of Vencor's actual costs in acquiring and developing such development property prior to the purchase date. If the Company purchases the development property, Vencor will lease the development property from the Company. The initial annual base rent under such a lease will be 10% of the actual costs incurred by Vencor in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. During the years ended December 31, 2000 and 1999, the Company did not acquire any facilities under the Development Agreement. During the period from May 1, 1998 to December 31, 1998, the Company acquired one skilled nursing facility under the Development Agreement for $6.2 million and has entered into a separate Master Lease with Vencor with respect to such facility. The Development Agreement has a five year term, and the Company and Vencor each have the right to terminate the Development Agreement in the event of a change of control. The ability of the Company to purchase properties pursuant to the terms of the Development Agreement is restricted by the terms of the Amended Credit Agreement. Any such future purchases would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Development Agreement would be terminated under the Final Plan, if the Final Plan is consummated. See "--Recent Developments Regarding Vencor--Vencor Bankruptcy."

 Participation Agreement

   Under the terms and conditions of the Participation Agreement, Vencor has a right of first offer to become the lessee of any real property acquired or developed by the Company which is to be operated as a hospital, nursing facility or other health care facility, provided that Vencor and the Company can negotiate a mutually satisfactory lease arrangement and provided that the property is not leased by the Company to the existing operator of such facility. The Participation Agreement also provides, subject to certain terms, that the Company has a right of first offer to purchase or finance any health care related real property that Vencor determines to sell or mortgage to a third party, provided that Vencor and the Company can negotiate mutually satisfactory terms for such purchase or mortgage. The Participation Agreement has a three year term, and the Company and Vencor each have the right to terminate the Participation Agreement in the event of a change of control. The ability of the Company to purchase or finance properties pursuant to the terms of the Participation Agreement is restricted by the terms of the Company's Amended Credit Agreement. Any such future purchases or financings would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. The Participation Agreement would be terminated under the Final Plan, if the Final Plan is consummated. See "--Recent Developments Regarding Vencor--Vencor Bankruptcy."

                                  VENTAS, INC.

 Tax Allocation Agreement and Tax Stipulation

   The Tax Allocation Agreement, entered into at the time of the Spin Off, provides that Vencor will be liable for, and will hold the Company harmless from and against, (i) any taxes of Vencor and its then subsidiaries (the "Vencor Group") for periods after the 1998 Spin Off, (ii) any taxes of the Company and its then subsidiaries (the "Company Group") or the Vencor Group for periods prior to the 1998 Spin Off (other than taxes associated with the Spin
Off) with respect to the portion of such taxes attributable to assets owned by the Vencor Group immediately after completion of the 1998 Spin Off and (iii) any taxes attributable to the 1998 Spin Off to the extent that Vencor derives certain tax benefits as a result of the payment of such taxes. Vencor will be entitled to any refund or credit in respect of taxes owed or paid by Vencor under (i), (ii) or (iii) above. Vencor's liability for taxes for purposes of the Tax Allocation Agreement will be measured by the Company's actual liability for taxes after applying certain tax benefits otherwise available to the Company other than tax benefits that the Company in good faith determines would actually offset tax liabilities of the Company in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement will be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Company.

   The Company will be liable for, and will hold Vencor harmless against, any taxes imposed on the Company Group or the Vencor Group other than taxes for which the Vencor Group is liable as described in the above paragraph. The Company will be entitled to any refund or credit for taxes owed or paid by the Company as described in this paragraph. The Company's liability for taxes for purposes of the Tax Allocation Agreement will be measured by the Vencor Group's actual liability for taxes after applying certain tax benefits otherwise available to the Vencor Group other than tax benefits that the Vencor Group in good faith determines would actually offset tax liabilities of the Vencor Group in other taxable years or periods. Any right to a refund will be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Vencor Group. See "Note 7--Income Taxes."

   On February 3, 2000, the Company received a refund (the "February 2000 Refund") of approximately $26.6 million from the Internal Revenue Service representing the refund of income taxes paid by it from 1996 and 1997 and accrued interest thereon arising out of the Company's 1998 federal income tax return. The Company asserted that it was entitled to the February 2000 Refund pursuant to the terms of Tax Allocation Agreement and on other legal grounds. Vencor also asserted that it was entitled to the February 2000 Refund pursuant to the terms of the Tax Allocation Agreement and on other legal grounds.

   The Company and Vencor are also engaged in a dispute regarding the entitlement to additional federal, state and local tax refunds for the Subject Periods which have been received or which may be received by either company. The Company, Ventas Realty, and Vencor entered into a Tax Stipulation relating to certain of these federal, state and local tax refunds (including the February 2000 Refund) on or about May 23, 2000. Under the terms of the Tax Stipulation, which was approved by the Vencor Bankruptcy Court on May 31, 2000, proceeds of certain federal, state and local tax refunds for the Subject Periods, received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, are to be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation contains notice provisions relating to the withdrawal of funds by either company from the segregated accounts for the payment of certain federal, state and local taxes for the Subject Periods and related fees and expenses.

   Under the Final Plan, if consummated, the Tax Allocation Agreement would be amended and the Tax Stipulation would be superseded by a Tax Refund Escrow Agreement (as defined below), which would be entered into by Vencor and the Company on the date the Final Plan is consummated (the "Vencor Effective Date"). See "--Recent Developments Regarding Vencor--Vencor Bankruptcy."

                                  VENTAS, INC.

 The Stipulation

   In connection with the bankruptcy filing by Vencor, the Company and Vencor entered into the Stipulation (as defined) for the payment by Vencor to the Company of approximately $15.1 million per month starting in September 1999, to be applied against the total amount of minimum monthly base rent that is due and payable under the Master Leases. The Stipulation was approved by the Bankruptcy Court. During the period in which the Stipulation is in effect, Vencor has agreed to fulfill all of its obligations under the Spin Agreements as such obligations become due, including its obligation to indemnify and defend Ventas from and against all claims arising out of the Company's former health care operations or assets or liabilities transferred to Vencor in the 1998 Spin Off. Vencor has not, however, agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. A termination of the Stipulation and/or rejection by Vencor of the Spin Agreements could have a Material Adverse Effect on the Company. Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under all Spin Agreements other than the Development Agreement and the Participation Agreement. See "--Recent Developments Regarding Vencor."

   The payments under the Stipulation are required to be made by the fifth day of each month, or on the first business day thereafter. Starting in September, 1999, the difference between the amount of minimum monthly base rent due under the Company's Master Leases with Vencor and the monthly payment of approximately $15.1 million accrues as a superpriority administrative expense in Vencor's bankruptcy, junior in right only to the following: (i) any liens or superpriority claims provided to lenders under Vencor's debtor-in-possession credit agreement (the "DIP facility"); (ii) any fees due to the Office of the United States Trustee; (iii) certain fees of Vencor's professionals; (iv) any liens or superpriority claims granted to pre-petition secured creditors as adequate protection for their claims under the interim DIP order issued by the bankruptcy court and the final DIP order; and (v) pre-petition liens granted to the lenders under Vencor's credit agreement, as amended, and related agreements, to the extent such pre-petition claims are allowed as secured, subject to challenge in the Vencor bankruptcy proceeding. The monthly payment of approximately $15.1 million under the Stipulation is not subject to offset, recoupment or challenge. August 1999 Rent, in the amount of approximately $18.9 million, remains unpaid and was asserted as a claim in Vencor's chapter 11 case.

   The Stipulation by its terms initially would have expired on October 31, 1999, but automatically renews for one-month periods unless either party provides a fourteen-day notice of its election to terminate the Stipulation. To date, no such notice of termination has been given. The Stipulation may also be terminated prior to its expiration upon a payment default by Vencor, the consummation of a plan of reorganization for Vencor, or the occurrence of certain events under the DIP facility. There can be no assurance as to how long the Stipulation will remain in effect or that Vencor will continue to perform under the terms of the Stipulation. If the Final Plan is consummated, the Stipulation would be terminated on the Vencor Effective Date. See "--Recent Developments Regarding Vencor."

   The Stipulation also addresses an agreement by Ventas and Vencor concerning any statutes of limitations and other time constraints. See "--The Tolling Agreement" below.

 The Tolling Agreement

   The Company and Vencor also entered into an agreement (the "Tolling Agreement") pursuant to which they have agreed that any statutes of limitations or other time constraints in a bankruptcy proceeding, including the assertion of certain "bankruptcy avoidance provisions" that might be asserted by one party against the other, are extended or tolled for a specified period. That period currently terminates on the termination date of the Stipulation. Pursuant to the Stipulation, the Tolling Agreement does not shorten any time period otherwise provided under the Bankruptcy Code. If the Final Plan is consummated, the Tolling Agreement would be terminated on the Vencor Effective Date. See "--Recent Developments Regarding Vencor."

                                  VENTAS, INC.

 Agreement of Indemnity--Third Party Leases

   In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Vencor (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Leases, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Vencor. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). If Vencor or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Vencor, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. The Company believes it may have valid legal defenses to any such claim by certain lessors under the Third Party Leases. However, there can be no assurance the Company would prevail in a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The annual minimum rental payments under the Third Party Leases equals approximately $15.7 million, $6.5 million and $5.9 million for 2001, 2002 and 2003, respectively. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years and total aggregate remaining minimum rental payments under those leases amount to $42.6 million. The Third Party Leases relating to ground leases have remaining terms from 1 to 80 years and total aggregate remaining minimum rental payments under those leases amount to $31.8 million.

   The total aggregate remaining minimum rental payments under the Third Party Leases are as follows (in thousands):

                                                      Sub-Leased
                   Skilled                              Third
                   Nursing                     Office   Party
                  Facilities Hospitals  Land   Leases   Leases   Other   Total
                  ---------- --------- ------- ------ ---------- ------ -------
   2001..........  $ 7,774    $ 2,225  $ 1,176  $397   $ 3,826   $  322 $15,720
   2002..........    1,407      2,225    1,138    50     1,375      296   6,491
   2003..........    1,054      2,225    1,117   --      1,224      265   5,885
   2004..........      942      2,225    1,110   --      1,117      265   5,659
   2005..........      716      1,925    1,110   --      1,117      265   5,133
   Thereafter....      235      3,074   26,172   --      5,956       88  35,525
                   -------    -------  -------  ----   -------   ------ -------
                   $12,128    $13,899  $31,823  $447   $14,615   $1,501 $74,413
                   =======    =======  =======  ====   =======   ====== =======

   Pursuant to the Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases during the period in which the Stipulation is in effect, and, except for disputes with Health Care Property Investors discussed in "Note 9--Commitments and Contingencies", has to date performed its obligations. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Vencor will continue to honor its obligations under the Agreement of Indemnity--Third Party Leases. If Vencor does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company may be liable for the payment and performance of such obligations. See "Note 9-- Commitments and Contingencies." Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity Third Party Leases. See "--Recent Developments Regarding Vencor."

                                  VENTAS, INC.

 Agreement of Indemnity--Third Party Contracts

   In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Vencor (the "Third Party Guarantees"). The Company may remain liable on the Third Party Guarantees assigned to Vencor. Under the terms of the Agreement of Indemnity--Third Party Contracts, Vencor and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Vencor. If Vencor is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Vencor, then the Company may be liable for the payment and performance of the obligations under any such agreement. The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. The aggregate exposure under these guarantees is approximately $9.2 million.

   Pursuant to the Stipulation, Vencor has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Contracts during the period in which the Stipulation is in effect. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity--Third Party Contracts or that Vencor will continue to honor its obligations under the Agreement of Indemnity--Third Party Contracts. If Vencor does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Contracts, then the Company may be liable for the payment and performance of such obligations. Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity--Third Party Contracts. See "--Recent Developments Regarding Vencor."

 Assumption of Certain Operating Liabilities and Litigation

   In connection with the 1998 Spin Off, Vencor agreed in various Spin Agreements to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Vencor also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Vencor agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the health care operations. Vencor also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the health care operations. Vencor has not agreed to assume the Spin Agreements and has reserved its right to seek to reject such agreements pursuant and subject to the applicable provisions of the Bankruptcy Code. Under the Stipulation, Vencor has agreed to fulfill its obligations incurred in connection with the 1998 Spin Off during the period in which the Stipulation remains in effect. There can be no assurance that Vencor will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Vencor does not satisfy or otherwise honor the obligations, the Company may have to assume the defense of such claims. In addition, if the Final Plan is consummated, it is likely that the Company will be required to make payments to settle certain government claims which will not be subject to recovery from or indemnification by Vencor. Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations incurred in connection with the 1998 Spin Off. See "--Recent Developments Regarding Vencor."

                                  VENTAS, INC.

 Recent Developments Regarding Vencor

Vencor Bankruptcy

   On September 13, 1999 (the "Petition Date"), Vencor filed for protection under the Bankruptcy Code with the Bankruptcy Court. At the time, the Company, Vencor and Vencor's major creditors were engaged in negotiations to restructure Vencor's debt and lease obligations. Although the parties had not reached an agreement on the restructuring of Vencor's debt and lease obligations, Vencor filed a plan of reorganization (the "Preliminary Plan") on September 29, 2000. At that time, the Company informed Vencor and Vencor's major creditors that the Company would not vote for the Preliminary Plan or any other plan of reorganization which was not acceptable to the Company, taking into consideration all facts and circumstances at the time. After the filing of Vencor's Preliminary Plan, the Company, Vencor and Vencor's major creditors continued the discussions to reach a consensual global restructuring of Vencor's debt and lease obligations.

   On November 6, 2000, Vencor filed its first Amended Plan of Reorganization (the "First Amended Plan") with the Bankruptcy Court incorporating into the Preliminary Plan certain terms relating to the comprehensive settlement of the claims by the United States against the Company and Vencor arising from the Company's prior health care operations and Vencor's health care operations. The Company reached agreement with Vencor and Vencor's major creditors on the material economic terms of a plan of reorganization for Vencor in November 2000. On December 1, 2000, Vencor filed a second amended plan of reorganization with the Bankruptcy Court (the "Second Amended Plan") incorporating into the First Amended Plan the material economic terms for the restructuring of Vencor agreed upon by the Company, Vencor and Vencor's major creditors. On December 6, 2000, Vencor filed its third amended plan (the "Third Amended Plan") of reorganization with the Bankruptcy Court making certain additional changes to the Second Amended Plan.

   On December 14, 2000, Vencor filed its fourth amended plan of reorganization (the "Fourth Amended Plan") with the Bankruptcy Court, incorporating the final terms of the restructuring of Vencor's debt and lease obligations into the Third Amended Plan. On December 15, 2000, the Bankruptcy Court entered an order approving the disclosure and solicitation materials for distribution to creditors for approval of the Fourth Amended Plan. The Company voted to accept the Fourth Amended Plan on March 1, 2001.

   A hearing on the confirmation of the Fourth Amended Plan was held before the Bankruptcy Court on March 1, 2001 (the "Confirmation Hearing"). The Fourth Amended Plan, which was modified on the record of the Confirmation Hearing, was confirmed by an order of the Bankruptcy Court signed on March 16, 2001 and entered on the docket on March 19, 2001 (the "Vencor Confirmation Date"). The consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are beyond the control of the Company and Vencor. There can be no assurance (a) that the Final Plan will be consummated, (b) if the conditions to consummation of the Final Plan are satisfied, of the date that the Final Plan would be consummated, or (c) that, if the Final Plan is not amended to provide for a later effective date and the Final Plan is not consummated, (i) Vencor will pursue or be successful in obtaining the approval of its creditors or the Company for a plan of reorganization on the same terms as the Final Plan or on alternate terms, (ii) the terms of any alternate plan of reorganization will be acceptable to the Company, or (iii) the final terms of any alternate plan of reorganization will not have a Material Adverse Effect on the Company. The Final Plan provides that the Vencor Effective Date shall occur no later than May 1, 2001, but the Final Plan does not address the consequences if the Vencor Effective Date does not occur on or before May 1, 2001.

   It could have a Material Adverse Effect on the Company if the Final Plan is not consummated. The Company believes that the Final Plan will likely become effective.

                                 VENTAS, INC.

Summary of Economic Terms of the Final Plan

   Under the Final Plan, if consummated, the Company, among other things, would (i) retain all rent paid by Vencor through the Vencor Effective Date,
(ii) amend and restate its Master Leases with Vencor in the form of four amended and restated master leases (collectively, the "Amended Master Leases") and (iii) receive 1,498,500 shares of New Vencor Common Stock (as defined below) together with certain registration rights. Consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are outside the control of the Company and Vencor. The Company believes that the Final Plan will likely become effective.

   The annual base rent under the Amended Master Leases would be $180.7 million from the first day of the first month following the Vencor Effective Date through April 30, 2002. For the period from the first day of the first month following the Vencor Effective Date through April 30, 2004, annual base rent, payable in all cash, would escalate 3.5% on May 1 of each year, commencing May 1, 2002, if certain tenant revenue parameters are achieved. Assuming such tenant revenue parameters are achieved, annual base rent under the Amended Master Leases would be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. All of the annual base rent would be paid in cash through April 30, 2004. Commencing May 1, 2004, if a Vencor Bank Refinancing Transaction (as defined below) has occurred, the 3.5% annual escalator would be paid in cash and the full amount of the annual base rent would be paid in cash. If a Vencor Bank Refinancing Transaction has not occurred, then on May 1, 2004 the 3.5% annual escalator under the Amended Master Leases would be comprised of (a) an annual cash escalator of approximately 2% on the rent payable in cash during the prior lease year and (b) a 1.5% annual non-cash rent escalator that would accrue at the annual rate of LIBOR plus 450 basis points until the occurrence of a "Vencor Bank Refinancing Transaction," at which time the accrual with interest shall be due and payable and thereafter the 1.5% rent escalator would convert to a cash escalator so that the total cash escalator thereafter would equal 3.5% per year. Under the terms of the Final Plan, Vencor would pay $15.1 million in base rent for the month in which the Vencor Effective Date occurs, which is the monthly base rent amount under the Stipulation. The Company would also have the one time right to reset the rents under the Amended Master Leases, exercisable 5 1/4 years after the Vencor Effective Date on an Amended Master Lease by Amended Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Amended Master Lease. See "--Amended Master Leases."

   As a result of delays in the extended Vencor bankruptcy proceeding and the determination that such an amount is uncollectible, the Company wrote off approximately $48.3 million and $34.4 million of rents receivable from tenants for the years ended December 31, 2000 and 1999, respectively. The write-off consists of the following ($ in thousands):

                                                              2000     1999
                                                             -------  -------
   The difference between the minimum monthly base rent
    under the Master Leases and Stipulation................. $48,018  $15,000
   August 1999 monthly base rent under the Master Leases....     --    18,884
   Charge for rent due under a lease with Vencor which is
    under dispute...........................................    (124)     226
   Rent due from non-Vencor tenants.........................     434      308
                                                             -------  -------
                                                             $48,328  $34,418
                                                             =======  =======

   Under the Final Plan, if consummated, Ventas Realty would receive 1,498,500 shares of the common stock in Vencor, Inc. as restructured, representing 9.99% of the issued and outstanding common stock in Vencor, Inc. as of the Vencor Effective Date (the "New Vencor Common Stock"). The New Vencor Common Stock issued to Ventas Realty would be subject to dilution from stock issuances occurring after the Vencor Effective Date. The New Vencor Common Stock would be issued to the Company and Ventas Realty as additional future rent in consideration of the Company's agreement to charge the base rent which would be provided in the Amended Master Leases.

                                  VENTAS, INC.

   Except as explained below, under the Final Plan, if consummated, Vencor would assume and agree to continue to perform the Spin Agreements including, without limitation, the obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Vencor in the 1998 Spin Off. See "--Spin Agreements and Other Arrangements under Final Plan."

   If the Final Plan is consummated, on the Vencor Effective Date, certain federal, state and local tax refund proceeds received on or after September 13, 1999 by Vencor or the Company for tax periods prior to and including the 1998 Spin Off (the "Subject Periods") would be placed into an escrow account to be used to satisfy any potential tax liabilities for the Subject Period. When audits of the relevant tax periods have been concluded, any residual amount remaining in escrow would be shared equally by the Company and Vencor. All interest accruing on the escrowed amounts would be distributed annually equally between the Company and Vencor. See "--Tax Allocation Agreement, Tax Stipulation and Tax Refund Escrow Agreement."

   If the Final Plan is consummated, on the Vencor Effective Date the Company would waive the right to the payment of (a) $18.9 million for the August, 1999 unpaid monthly base rent under the Master Leases and (b) the difference between the rent required to be paid under the terms of the Master Leases and the rent paid to the Company after the Petition Date and prior to the first calendar month following the Vencor Effective Date pursuant to the terms of the Stipulation.

Spin Agreements and Other Arrangements Under the Final Plan

   Set forth below is a description of the material terms of (a) certain of the Spin Agreements which would be assumed by Vencor under the Final Plan, if consummated, including the terms of amendments or restatements of such Spin Agreements, where applicable, (b) those Spin Agreements and other agreements which would be terminated under the Final Plan, if consummated, and (c) new agreements which would be entered into between the Company and Vencor in accordance with the Final Plan, if consummated.

 Amended Master Leases

   Under the Final Plan, if consummated, the Tenant would assume the Master Leases and the Tenant and the Landlord would simultaneously amend and restate the Master Leases in the form of the Amended Master Leases setting forth the material terms governing the properties covered by the Amended Master Leases. The Corydon, Indiana facility would be incorporated into Amended Master Lease #4. The following description of the Amended Master Leases, together with the disclosure in "Note 2--Real Estate Investments," outlines certain of the material terms of the form of the Amended Master Leases. The following is a summary of the form of the amended lease filed with the Bankruptcy Court in connection with the confirmation of the Final Plan and does not purport to be a complete description of the Amended Master Leases, the terms of which could change.

   Each Amended Master Lease would include land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the properties covered by the Amended Master Leases. There would be several renewal bundles of properties under each Amended Master Lease, with each bundle containing approximately 7 to 12 properties. All properties within a bundle would have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions, and would be subject to three five-year renewal terms.

   During the one-year period commencing on the date which is five years and ninety days after the Vencor Effective Date, the Landlord would have a one-time option (the "Reset Right") to reset the Base Rent, Current Rent and Accrued Rent (as defined in each Amended Master Lease) under any one or more Amended Master

                                  VENTAS, INC.

Leases to the then fair market rental. Upon exercising this reset right, the Landlord would have to pay the Tenant a fee equal to a prorated portion of $5.0 million based upon the proportion of Base Rent payable under the Amended Master Lease(s) with respect to which rent is reset to the total Base Rent payable under all of the Amended Master Leases. The fair market rental would be determined through the appraisal procedures in the Amended Master Leases. Once the fair market rental is so determined, the Landlord, in its sole discretion, could determine whether to exercise the Reset Right. If the Landlord elected to exercise the Reset Right, the fair market rental rate would be effective retroactive on the later of (a) the date the Landlord notified Tenant of its interest in exercising the Reset Right, and (b) the date which is five years and ninety days after the Vencor Effective Date. The rental rate for any renewal term would also be reset in connection with a Reset Right.

   The Amended Master Leases would require that the Tenant utilize the leased properties solely for the provision of health care services and related uses and as the Landlord may otherwise consent (such consent not to be unreasonably withheld). The Tenant would be responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for it to comply with various health care regulations. The Tenant would be obligated to operate continuously each leased property as a provider of health care services.

   The Tenant would be required to maintain the leased properties in good repair and condition, making all repairs, modifications and additions required by law, including any Capital Addition (as defined in each of the Amended Master Leases). The Tenant would be required to pay for all capital expenditures and other expenses for the maintenance, repair, restoration or refurbishment of a leased property (and any Capital Addition). The Tenant would also be required to maintain all personal property at each of the leased properties in good order, condition and repair, as is necessary to operate the leased property in compliance with all applicable licensure, certification, legal and insurance requirements and otherwise in accordance with customary practice in the industry.

   The Tenant would be required to maintain liability, all risk property and workers' compensation insurance for the leased properties at a level at least comparable to those in place with respect to the leased properties prior to the 1998 Spin Off.

   Subject to certain restrictions, each Amended Master Lease would permit the Landlord, as determined in its sole discretion and for a legitimate business purpose, to remove properties from the Amended Master Leases and place such properties in newly created separate lease(s), which newly created lease(s) would be on the same terms as the Amended Master Leases. Any such new lease would not be cross-defaulted with the original Amended Master Leases or with any other new leases. The Tenant would not be permitted to remove properties from an Amended Master Lease without the consent of the Landlord.

   An "Event of Default" would be deemed to have occurred under an Amended Master Lease if, among other things, (i) the Tenant failed to pay rent or other amounts when due and failed to cure such default within five days after notice;
(ii) the Tenant failed to comply with covenants, which failure continued for 30 days after notice or, so long as diligent efforts to cure such failure were being made, such longer period (not over 180 days) as would be necessary to cure such failure; (iii) certain bankruptcy or insolvency events occurred, including the filing of a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; (iv) the Tenant ceased to operate any property as a provider of health care services for the particular required use (e.g., hospital or nursing center); (v) a default occurred under any guaranty of the lease or the Indemnity Agreement (as defined in the Amended Master Leases) and was not cured within the cure period specified in the Amended Master Leases; (vi) the Tenant or its applicable subtenant lost any required health care licenses, permit or approval or failed to comply with any legal requirements in each case by a final unappealable determination; (vii) the Tenant failed to maintain required insurance; (viii) the Tenant created or suffered to exist certain liens and did not cure the same within the cure period specified in the Amended Master Leases; (ix) the Tenant failed to perform any covenant with respect to complying with or contesting any legal requirements, impositions or insurance

                                  VENTAS, INC.

requirements and did not cure the same within the cure period specified in the Amended Master Leases; (x) Tenant breached any of its material representations or warranties; (xi) a reduction occurred in the number of licensed beds in excess of 10% (or 5% in certain cases), or less than 10% if the Tenant voluntarily banked more than 15% (or, in certain cases, a percentage less than 5% if the Tenant voluntarily banked more than 20%) of licensed beds, of the number of licensed beds in, or deemed to be in, the applicable facility on the Commencement Date (as defined in the Amended Master Leases) (subject to certain exceptions for involuntary reductions in excess of 10%) (a "Licensed Bed Event of Default"); (xii) certification for reimbursement under Medicare or Medicaid with respect to a participating facility was revoked and re-certification did not occur for 120 days (plus an additional 60 days in certain circumstances) (a "Medicare/Medicaid Event or Default"); (xiii) the appointment of a receiver or custodian by any federal, state or local government pursuant to a final unappealable determination; (xiv) the Tenant became subject to regulatory sanctions and failed to cure such regulatory sanctions within its specified cure period in any material respect with respect to any facility; (xv) the Tenant failed to cure its breach of any Permitted Encumbrance (as defined in the Amended Master Leases) within the applicable cure period and, as a result, a real property interest or other beneficial property right of the Lessor was terminated or at material risk of being terminated; (xvi) the Tenant failed to cure its breach of any of the obligations of the Landlord as lessee under an Existing Ground Lease (as defined in the Amended Master Leases) within the applicable cure period and, if such breach was a non-monetary, non-material breach, such Existing Ground Lease is terminated or at material risk of being terminated; (xvii) the Tenant failed to pay principal or interest with respect to the new senior secured notes that would be issued by Tenant on the Vencor Effective Date or otherwise failed to pay principal or interest when due (including applicable notice and cure periods) with respect to any indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to or exceeding $50.0 million; or (xviii) the maturity of the new senior secured notes that would be issued by Tenant on the Vencor Effective Date or any other indebtedness owing under the Tenant's new senior secured credit agreement or any other indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to exceeding $50.0 million has been accelerated. The Amended Master Leases would not be cross-defaulted with each other.

   Except as noted below, upon an Event of Default under one of the Amended Master Leases, the Landlord could, at its option, exercise the following remedies: (i) after not less than 10 days notice to the Tenant (less in certain circumstances), terminate that particular entire Amended Master Lease, repossess all leased properties under such Amended Master Lease and require that the Tenant pay to the Landlord, as liquidated damages, the net present value of the rent for the balance of the term; (ii) without terminating the particular Amended Master Lease agreement, repossess all leased properties under such Amended Master Lease and relet the leased properties with the Tenant remaining liable under the particular Amended Master Lease for all obligations to be performed by the Tenant thereunder, including the difference, if any, between the rent under the particular Amended Master Lease and the rent payable as a result of the reletting of the leased property; and (iii) seek any and all other rights and remedies available under law or in equity. In the case of an Event of Default that relates specifically to a particular leased property, in lieu of terminating the Amended Master Lease and/or dispossessing the Tenant as to all leased properties under such Amended Master Lease and subject to the special rules noted below relative to Licensed Bed Events of Default and Medicare/Medicaid Events of Default, the Landlord could terminate the Amended Master Lease and/or dispossess Tenant as to the aforesaid leased property. Each of the Amended Master Leases would include special rules relative to Medicare/Medicaid Events of Default and Licensed Bed Events of Default. In the event Medicare/Medicaid Events of Default and/or Licensed Bed Events of Default should occur and be continuing (i) with respect to not more than two properties at the same time under an Amended Master Lease that covers 41 or more properties, and (ii) with respect to not more than one property at the same time under an Amended Master Lease that covers 21 to and including 40 properties, the Lessor may not exercise termination/dispossession remedies against any property other than the property(ies) to which the Events of Default described above relate.

                                  VENTAS, INC.

 Tax Allocation Agreement, Tax Stipulation and Tax Refund Escrow Agreement

   Under the Final Plan, if consummated, Vencor and the Company would enter into the Tax Refund Escrow Agreement on the Vencor Effective Date, which would govern their relative entitlement to certain tax refunds for the Subject Periods that each received or may receive in the future. The Tax Refund Escrow Agreement would amend and supplement the Tax Allocation Agreement and supersede the Tax Stipulation. The following summary of the Tax Refund Escrow Agreement is a summary of the form of such agreement filed with the Bankruptcy Court in connection with the confirmation of the Final Plan and does not purport to be a complete description of the Tax Refund Escrow Agreement, the terms of which could change.

   Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after the Petition Date by either Vencor or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for the Subject Periods ("Subject Taxes") would be deposited into an escrow account with a third-party escrow agent on the Vencor Effective Date.

   The Tax Refund Escrow Agreement would provide that each party must notify the other of any asserted Subject Tax liability of which it becomes aware, that either party could request that asserted liabilities for Subject Taxes be contested, that neither party could settle such a contest without the consent of the other, that each party would have a right to participate in any such contest, and that the parties generally must cooperate with regard to Subject Taxes and Subject Refunds and would mutually and jointly control any audit or review process related thereto.

   The funds in the escrow account (the "Escrow Funds") could be released from the escrow account to pay Subject Taxes and as otherwise provided therein.

   The Tax Refund Escrow Agreement would provide generally that Vencor and the Company waive their rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the Escrow Funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the Escrow Funds would be insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, "Excess Taxes"), the relative liability of Vencor and the Company to pay such Excess Taxes would be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Vencor and the Company to pay Excess Taxes, if any, would be governed by the arbitration provision of the Tax Allocation Agreement.

   Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities would be distributed equally to each of Vencor and the Company on an annual basis. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) would be distributed equally to Vencor and the Company.

 Agreement of Indemnity--Third Party Leases

   Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity--Third Party Leases. There can be no assurance that Vencor would have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Vencor would continue to honor its obligations under the Agreement of Indemnity--

                                  VENTAS, INC.

Third Party Leases. If Vencor did not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company could be liable for the payment and performance of such obligations. See "Note 9--Commitments and Contingencies." It is a condition to the consummation of the Final Plan that Vencor shall not have renewed or extended any Third Party Lease on or after December 10, 2000 unless it first obtained a release of the Company from liability under such Third Party Lease.

 Agreement of Indemnity--Third Party Contracts

   Under the Final Plan, if consummated, Vencor would assume and agree to fulfill its obligations under the Agreement of Indemnity--Third Party Contracts. There can be no assurance that Vencor would have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity--Third Party Contracts or that Vencor would continue to honor its obligations under the Agreement of Indemnity--Third Party Contracts. If Vencor did not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Contracts, then the Company could be liable for the payment and performance of such obligations.

 Assumption of Certain Operating Liabilities and Litigation

   Under the Final Plan, if consummated, Vencor would assume and agree to perform its indemnification obligations under the Spin Agreements. There can be no assurance that Vencor would have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Vencor would continue to honor its obligations incurred in connection with the 1998 Spin Off. If Vencor did not satisfy or otherwise honor the obligations under these arrangements, then the Company could be liable for the payment and performance of such obligations and may have to assume the defense of such claims.

 Registration Rights Agreement

   Under the Final Plan, if consummated, 1,498,500 shares of New Vencor Common Stock would be distributed to Ventas Realty on the Vencor Effective Date. On the Vencor Effective Date, if it occurs, Vencor would execute and deliver to Ventas Realty, certain other initial holders of New Vencor Common Stock and other signatories, a Registration Rights Agreement. The following description of the Registration Rights Agreement is a summary of the form of such agreement filed with the Bankruptcy Court in connection with the confirmation of the Final Plan and does not purport to be a complete description of the Registration Rights Agreement, the terms of which could change.

   The Registration Rights Agreement would, among other things, provide that
(a) Vencor file a shelf registration statement with respect to the securities subject thereto, including the New Vencor Common Stock as soon as practicable after the Vencor Effective Date, but in no event later than 120 days following the Vencor Effective Date and (b) Vencor use its reasonable best efforts to cause such registration statement to be declared effective as soon as practicable and to keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions). Under the Registration Rights Agreement, Ventas Realty would be entitled to exercise certain demand and "piggyback" registration rights with respect to the New Vencor Common Stock, subject to customary exceptions and black-out and suspension periods. In addition, until such time as the New Vencor Common Stock is listed on a national securities exchange, Vencor would covenant to comply with certain of the corporate governance requirements in the rules of the National Association of Securities Dealers, Inc. as if it were subject to such rules. In the event Vencor failed to comply with its obligations under the Registration Rights Agreement, the other parties to the Registration Rights Agreement would be entitled to seek specific performance in addition to other remedies that might be available.

                                  VENTAS, INC.

 The Stipulation

   In connection with Vencor's bankruptcy filing on September 13, 1999, the Company and Vencor entered into the Stipulation providing for the payment by Vencor to the Company of approximately $15.1 million per month starting September 1, 1999, to be applied against the total amount of minimum monthly base rent that was due and payable under the Master Leases. See "--Transactions with Vencor--Summary of the Terms of Current Agreements with Vencor--The Stipulation." Under the Final Plan, if consummated, the Stipulation would be terminated on the Vencor Effective Date and be of no further force or effect.

 Transition Services Agreement

   The Transition Services Agreement, which expired pursuant to its terms on December 31, 1998, provided that Vencor would provide the Company with transitional administrative and support services including, but not limited to, finance and accounting, human resources, risk management, legal, and information systems support. The Company paid Vencor $1.6 million for the period from May 1, 1998 to December 31, 1998 for services provided under the Transition Services Agreement.

Settlement of United States Claims

   Vencor and the Company have been the subject of investigations by the United States Department of Justice into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Vencor. These investigations cover the Company's former health care operations prior to the date of the 1998 Spin Off, and include matters arising from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring a suit in the name of the United States. See "Note 11--Litigation." The United States Department of Justice, Civil Division, filed two proofs of claim in the Bankruptcy Court covering the United States' claims and the qui tam suits. The United States asserted claims for approximately $1.3 billion, including treble damages, against Vencor in these proofs of claim.

   The Final Plan contains a comprehensive settlement of all of the foregoing United States claims (the "United States Settlement"). The provisions of the United States Settlement are documented in the Final Plan.

   Under the United States Settlement, the Company will pay $103.6 million to the United States, of which $34.0 million will be paid on the Vencor Effective Date. The balance of $69.6 million will bear interest at 6% per annum and will be payable in equal quarterly installments over a five-year term commencing on the last day of the quarter in which the Vencor Effective Date occurs. The Company will pay $0.4 million to legal counsel for the relators in the qui tam actions. In the fourth quarter of 2000, the Company recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%.

   If the Company fails to make any payment under the United States Settlement within five business days of receipt of written notice from the United States that such payment was delinquent, then the United States could, in its discretion, by written notice to the Company, declare all unpaid principal and accrued and unpaid interest payable by the Company under the United States Settlement to be immediately due and payable.

   Under the United States Settlement, the Company agreed with the United States, that if, from and after the Vencor Effective Date, either:

     (a) the loans under the Company's Amended Credit Agreement (the "Ventas Senior Bank Debt") are amended and, as a result of such amendment, (i) the final maturity date of the Ventas Senior Bank Debt is scheduled to occur prior to the final maturity date of the payments due from the Company under the United

                                  VENTAS, INC.

  States Settlement, or (ii) less than $100.0 million of the outstanding principal under the Ventas Senior Bank Debt is scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, or

     (b) the Ventas Senior Bank Debt is replaced in whole by new debt (the "Refinancing Debt"), and (i) the final maturity date of the Refinancing Debt is scheduled to occur prior to the final maturity date of the payments due under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal of the Refinancing Debt are scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, then in either case, the final maturity date of the obligations payable by the Company under the United States Settlement and the remaining payments thereunder shall be proportionately and equitably adjusted in time and amount so that the final maturity date and the scheduled principal payments of the Ventas Senior Bank Debt or the Refinancing Debt, as the case may be, and the remaining obligations of the Company under the United States Settlement shall have the same proportionate relationship as before such amendment or replacement, and in any such event, at least $100.0 million of the outstanding principal balance of the Ventas Senior Bank Debt or the Refinancing Debt, as applicable, shall be scheduled to be paid after the due date of the final payment under the United States Settlement.

   The United States Settlement provides that if the Company fails to make any payment required to be paid by the Company under the United States Settlement as and when due, then, during the period commencing on the due date of the delinquent payment and continuing to and until such time as the delinquent payment shall be paid to the United States (such period being referred to as a "Delinquency Period"), the Company shall suspend the payment of dividends on account of shares of any class of stock of the Company, provided, however, during any Delinquency Period, the Company may declare and pay an amount equal to the minimum REIT dividend for the applicable taxable year (or the unpaid portion of the minimum REIT dividend for the applicable taxable year) as necessary for the Company to maintain its status as a REIT under the Code for the applicable tax year.

   The United States Settlement provides that the Company will not be responsible in any manner for the payments owed by Vencor under the United States Settlement, and any failure of Vencor to make such payments will not affect the Company's rights, duties, benefits, and obligations under the United States Settlement.

9. Commitments and Contingencies

   The Company has a third party obligation that arises out of certain bonds that were, and may continue to be, issued by the Company to residents of an assisted living facility that is owned by the Company, and leased to and operated by Atria, Inc. ("Atria"). Proceeds from the bonds are paid to and utilized by Atria. The obligation to repay the bonds is secured by a certain Mortgage and Trust Indenture (the "Atria Mortgage") that encumbers (among other property) the assisted living facility. The aggregate principal amount of the indebtedness evidenced by the bonds is currently approximately $34.0 million. Pursuant to a series of documents and instruments executed in connection with the Company's spin off of its assisted living operations and related assets and liabilities to Atria in 1996, including the lease by and between Atria and the Company (the "Atria Lease"), Atria has assumed and agreed to repay the indebtedness evidenced by the bonds and has agreed to indemnify and hold the Company harmless from and against all amounts the Company may be obligated to pay under the Atria Mortgage, including the obligation to repay the bonds. The Company may remain the primary obligor under the bonds and the Atria Mortgage. If Atria is unable to satisfy these obligations, the Company may be liable for such obligations. There can be no assurance that Atria will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Atria Mortgage and the bonds or that Atria will continue to honor its obligations under the Atria Mortgage and the bonds. If Atria does not perform or

                                  VENTAS, INC.

otherwise honor these obligations, the Company may be liable for the payment and performance of these obligations. The payment or performance of these obligations by the Company could have a Material Adverse Effect on the Company. The Company is currently engaged in efforts to either have itself released from liability under the bonds and the Atria Mortgage or to cause Atria to provide additional collateral to secure Atria's obligations regarding the bonds. There can be no assurance, however, that the Company will be successful in its attempts to either be released from this liability or to procure such additional security.

   The Company received demands for payment from Health Care Property Investors ("HCPI") by letters dated October 19, 1999, February 4, 2000, March 7, 2000, April 19, 2000 and July 7, 2000 for obligations alleged to be due under certain Third Party Leases. Certain of these obligations have either been satisfied by Vencor or otherwise resolved between HCPI and Vencor. Currently, based solely upon information supplied by Vencor, the aggregate amount allegedly due to HCPI is approximately $1.2 million, representing amounts owed for impositions and deferred maintenance under the Third Party Leases with HCPI. Vencor has advised the Company that Vencor is currently negotiating with HCPI to resolve the payment of these amounts. By letter dated October 6, 2000, HCPI notified the Company that an event of default had occurred under a Third Party Lease for a facility in Kansas City, Missouri. HCPI advised the Company that it was exercising its right under such Third Party Lease to require the Company or Vencor to purchase the facility. HCPI maintains that the repurchase price for this facility is $8.5 million. Vencor has informed the Company that HCPI had agreed to postpone the exercise of the repurchase option while the parties negotiated the extension of the lease for this facility. In accordance with the terms of the Spin Agreements, the Company has issued written demand to Vencor for payment, performance, indemnification and defense of the claims, obligations and allegations asserted by HCPI. There can be no assurance that Vencor will pay, indemnify and defend these claims or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such claims.

   Integrated Health Services, Inc. and a number of its subsidiaries filed a petition for relief under the Bankruptcy Code in February 2000 (the "IHS Petition Date"). IHS Acquisition No. 151, Inc. ("IHS Acquisition"), an affiliate of Integrated Health Services, Inc. included in the bankruptcy filings, leases a nursing facility from the Company in Marne, Michigan, known as Birchwood Care Center. The aggregate annual rental under the lease is approximately $0.5 million. While IHS remains in bankruptcy, the automatic stay provisions of the Bankruptcy Code prevent the Company from exercising certain of its contractual rights under the Birchwood lease, including the right to enforce the payment of past due pre-petition rent. IHS Acquisition filed a motion in the bankruptcy proceeding to reject the lease with the Company. The hearing on the motion as it relates to this lease was postponed and has not yet been rescheduled. To date, the Company has not located a substitute tenant for the nursing facility. If the Bankruptcy Court approves the IHS motion to reject the lease and the Company does not locate a substitute tenant for the facility on terms that are acceptable to the Company, the Company may elect to assume operations at the facility, sell the facility or take certain other action relative to the facility. There can be no assurance that the Company will locate a satisfactory substitute tenant for the facility on terms acceptable to the Company. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. On or about August 25, 2000, the Company filed a general claim (as amended on or about August 28, 2000) against IHS in the bankruptcy proceeding for, among other things, the fees, costs, expenses and damages resulting from any rejection of the Company's lease. Applicable bankruptcy law may limit the amount of any such recovery against IHS. There can be no assurance the Company will prevail in the claim against IHS or that IHS will have sufficient assets to satisfy such claim. The Company recorded a $1.9 million real estate impairment for Birchwood Care Center for the year ended December 31, 1999.

   Integrated Health Services of Naples, Inc. ("IHS of Naples"), an affiliate of IHS, leases a nursing facility from the Company in Las Vegas, Nevada, known as Shadow Mountain Care Center. The aggregate annual base

                                  VENTAS, INC.

rental under the lease is approximately $0.3 million. IHS of Naples has not filed for protection under the Bankruptcy Code. IHS of Naples is in arrears on the monthly rental payments on the facility since September 2000. Notices of these payment defaults have been issued to IHS of Naples. There can be no assurance that IHS of Naples will pay the delinquent rent or any future rental payments due under the lease. In March 2001, IHS of Naples removed all of the patients and closed this facility in violation of the terms of the lease. The Company intends to exercise all available rights and remedies against IHS of Naples for the non-payment of rent. There can be no assurance that the Company will be successful in the enforcement of remedies against IHS of Naples or that, if successful, IHS of Naples will, have sufficient asset to satisfy the Company's claim. One remedy available to the Company is the termination of the lease and/or possible repossession of the facility. If the Company should terminate the lease or repossess the facility, the Company would have to locate a substitute tenant for the facility. If the Company were unable to locate a substitute tenant on terms acceptable to the Company, the Company may elect to assume operations at the facility, sell the facility or take certain other action relative to the facility. There can be no assurance that the Company would be able to locate a substitute tenant for the facility upon terms acceptable to the Company. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained.

   Autumnwood Manor, Inc., the Company's tenant at its nursing facility in Lansing, Michigan, known as Autumnwood Manor, closed the facility on March 9, 2001 and all patients were removed from the facility by the tenant as of that date. The aggregate annual base rent under the lease for this facility is approximately $0.3 million. Autumnwood Manor, Inc. is in arrears on the monthly rental payments on the facility since February 2001. Autumnwood Manor, Inc. has informed the Company that it will not honor any of its future obligations under the lease for this facility, including the obligation for the payment of base rent. The Company intends to exercise all available rights and remedies against Autumnwood Manor, Inc. for breaching the lease for the facility, although, to the best of the Company's knowledge, Autumnwood Manor has no assets other than assets relating to the operation of the facility. There can be no assurance that the Company will be successful in the enforcement of remedies against Autumnwood Manor, Inc. or that if successful, Autumnwood Manor, Inc. will have sufficient assets to satisfy the Company's claim. The Company is presently considering all available options relative to this facility including reletting the facility to a substitute tenant and selling the facility. There can be no assurance that the Company will locate a satisfactory tenant or purchaser for the facility on terms acceptable to the Company.

   Except for a $1.9 million real estate impairment loss reported for the year ended December 31, 1999 for Birchwood Care Center, no adjustments or additional provision for liability, if any, resulting from the matters discussed above has been recorded in the Consolidated Financial Statements for the years ended December 31, 2000 and 1999.


10. Earnings Per Share

   The following table shows the amounts used in computing basic and diluted earnings per share ($'s in thousands, except per share amounts):

                                 VENTAS, INC.

                                                                  Period from
                                        Year Ended   Year Ended  May 1, 1998 to
                                       December 31, December 31,  December 31,
                                           2000         1999          1998
                                       ------------ ------------ --------------
   Numerator for Basic and Diluted
    Earnings Per Share:
     Income (loss) before
      Extraordinary Item.............    $(61,245)    $42,535       $34,809
     Extraordinary Item..............      (4,207)        --         (8,051)
                                         --------     -------       -------
     Net Income (loss)...............    $(65,452)    $42,535       $26,758
                                         ========     =======       =======
   Denominator:
     Denominator for Basic Earnings
      Per Share--Weighted Average
      Shares.........................      68,010      67,754        67,681
     Effect of Dilutive Securities:
       Stock Options.................          67          15            46
       Time Vesting Restricted Stock
        Awards.......................          54         220           138
                                         --------     -------       -------
       Dilutive Potential Common
        Stock........................         121         235           184
                                         --------     -------       -------
     Denominator for Diluted Earnings
      Per Share--Adjusted Weighted
      Average........................      68,131      67,989        67,865
                                         ========     =======       =======
   Basic Earnings (loss) Per Share...
     Income (loss) before
      Extraordinary Item.............    $  (0.90)    $  0.63       $  0.51
     Extraordinary Item..............       (0.06)        --          (0.12)
                                         --------     -------       -------
     Net Income (loss)...............    $  (0.96)    $  0.63       $  0.39
                                         ========     =======       =======
   Diluted Earnings (loss) Per
    Share............................
     Income before Extraordinary
      Item...........................    $  (0.90)    $  0.63       $  0.51
     Extraordinary Item..............       (0.06)        --          (0.12)
                                         --------     -------       -------
     Net Income (loss)...............    $  (0.96)    $  0.63       $  0.39
                                         ========     =======       =======

   Options to purchase 3.4 million shares of common stock ranging from $5.885 to $26.047 were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2000 and, therefore, the effect would be anti-dilutive. Options to purchase 5.1 million shares of common stock ranging from $5.890 to $27.820, were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Options to purchase 5.3 million shares of common stock ranging from $13.130 to $27.820, were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

11. Litigation

Legal Proceedings Defended and Indemnified by Vencor Under the Spin Agreements

   The following litigation and other matters arose from the Company's operations prior to the 1998 Spin Off or relate to assets or liabilities transferred to Vencor in connection with the 1998 Spin Off. Under the Spin Agreements, Vencor agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the health care operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the health care operations or any of the assets or liabilities transferred to Vencor in connection with the 1998 Spin Off, and to

                                  VENTAS, INC.

indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Vencor is presently defending the Company in the following matters. Under the Stipulation, Vencor assumed and agreed to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements during the period that the Stipulation is in effect. In addition, under the Final Plan, if consummated, Vencor would assume and agree to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements. See "Note 8--Transactions with Vencor." However, there can be no assurance that Vencor will continue to defend the Company in such matters or that Vencor will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Vencor's public filings and information provided to the Company by Vencor. There can be no assurance that Vencor has provided the Company with complete and accurate information in all instances.

   A class action lawsuit entitled Jules Brody v. Transitional Hospital Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospital Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. Transitional was, prior to the 1998 Spin Off, a subsidiary of the Company. Transitional has been a subsidiary of Vencor since the 1998 Spin Off. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted Vencor's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied Vencor's motion to dismiss the Section 14(e) and Section 20(a) claims, after which Vencor filed a motion for reconsideration. On March 23, 1999, the court granted Vencor's motion to dismiss all remaining claims and the case was dismissed. The plaintiff has appealed this ruling. Vencor has informed the Company that it intends to defend this action vigorously.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements between February and October of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount

                                 VENTAS, INC.

to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In January 1999 the United States District Court for the Western District of Kentucky entered a judgment dismissing the action in its entirety as to all defendants in the case. A divided three-judge panel of the United States Court of Appeals for the Sixth Circuit affirmed the dismissal in an opinion dated April 24, 2000. On July 14, 2000, the Sixth Circuit granted plaintiffs' motion for rehearing of their appeal en banc and vacated its earlier decision, pending the outcome of the en banc reconsideration. The parties filed en banc briefs pursuant to the Court's order and oral argument was conducted en banc before the Sixth Circuit on December 6, 2000. No decision has yet been rendered. Vencor, on behalf of the Company, is defending this action vigorously.

   A stockholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit purports to have been brought on behalf of Vencor and the Company against certain current and former executive officers and directors of Vencor and the Company. The complaint alleges, among other things, that the defendants damaged Vencor and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities fraud and damaging the reputation of Vencor and the Company. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is largely based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit. Vencor has informed the Company that it also believes the allegations in the complaint are without merit, and has defended this action vigorously for and on behalf of the Company.

   TheraTx, Incorporated ("TheraTx") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in TheraTx to Vencor in the 1998 Spin Off. TheraTx is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., Case No. 1:95-CV-3193 currently pending in the United States District Court for the Northern District of Georgia. The defendants in this lawsuit have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $530,077. On May 7, 1999, TheraTx filed a supersedeas bond in the amount of $1,335,285, which was increased to $1,865,362 to cover attorneys' fees and the expenses of litigation. On November 2, 2000, the United States Court of Appeals for the Eleventh Circuit
(1) affirmed the district court's determination of TheraTx's liability for breaching certain obligations and (2) certified to the Delaware Supreme Court the question of the appropriate method of calculating damages. The Delaware Supreme Court has not yet accepted the certification from the Eleventh Circuit and, therefore, has not yet ruled on the damages issues. Vencor and the defendants/counterclaimants both have appealed the court's rulings.

   On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox")

                                  VENTAS, INC.

asserting various causes of action arising out of the Company's sale and lease of several nursing facilities to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. Vencor, on behalf of itself and the Company, has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit. Vencor, on behalf of itself and the Company, intends to defend these actions vigorously. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. An order was entered in the Kentucky action on September 21, 1999, staying the Kentucky action until further order of the court. On September 23, 1999, the Superior Court in the California action issued an order staying the California case, which stay was extended for six months by order of the court entered on February 28, 2000. The Company, Vencor and Lenox entered into a settlement, which was approved by the Lenox and Vencor Bankruptcy Court. Joint motions to dismiss have been filed in both courts.

   A lawsuit styled Excelsior Care Centers, Inc. v. Ventas, Inc. and Lenox Healthcare, Inc. was filed in Page County Circuit Court in Virginia on October 8, 1999. The complaint alleges that the Company and Lenox permitted a nursing facility to fall into a state of disrepair, thereby willfully breaching the terms of a lease agreement with Excelsior Care Centers. The complaint further alleges that the Company breached the terms of a guaranty of the lease agreement and makes a statutory claim for waste against the Company and Lenox. Until November 1, 1999, the facility was operated by Lenox or one of its affiliates under a management agreement with the Company. The Company assigned the subject management agreement and lease agreement with Excelsior Care Centers to Vencor in connection with the 1998 Spin Off. This action was dismissed with prejudice as to all parties on February 7, 2001.

   Vencor and the Company were informed by the Department of Justice that they have been the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Vencor. These investigations cover the Company's former health care operations prior to the date of the 1998 Spin Off, and include matters arising out of the qui tam actions described below and additional potential claims. Certain of the complaints described below name other defendants in addition to the Company. The United States Department of Justice, Civil Division, filed two proofs of claim in the Bankruptcy Court covering these claims and the qui tam actions. The United States asserted approximately $1.3 billion, including treble damages, against Vencor in these proofs of claim.

   Under the Final Plan, the United States, Vencor and the Company have agreed upon the United States Settlement whereby the United States releases the Company from claims which were being investigated by the United States, including the claims alleged in the qui tam actions described below (See "Note 8--Transactions with Vencor--Settlement of United States Claims"). Under the United States Settlement, with respect to the three pending qui tam actions described in subparagraphs (a), (d) and (g) below, the United States agrees to move to dismiss such qui tam actions with prejudice as to the United States and the relators. With respect to all claims in their entirety against any or all of the Company and its current and former officers, directors and employees, in each of the other pending qui tam actions described in subparagraphs (a) through (j), the United States agrees to (i) move to dismiss with prejudice as to the relators for all claims except claims under 31 U.S.C. (S) 3730(h), (ii) move to dismiss with prejudice as to the United States for certain conduct alleged in such qui tam actions which was investigated by the United States (the "Covered Conduct"), and (iii) move to dismiss without prejudice as to the United States for any claims other than for the Covered Conduct. The Company believes that the United States is the real party in interest for all of the claims in the following qui tam actions and that the United States has the requisite authority to dismiss these actions as to the United States and the relators. One of the relators in the qui tam action described in subsection (h) below has indicated that it may challenge the

                                 VENTAS, INC.

authority of the United States to dismiss the claims in such qui tam action on behalf of the relator. There can be no assurance as to the outcome if the relator should so challenge the authority of the United States to dismiss the claims.

     (a) American X-Ray, Inc. ("AXR") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in AXR to Vencor in the 1998 Spin Off. AXR is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The lawsuit is styled United States ex rel. Doe v. American X-Ray, Inc., No. LR-C-95-332 (E.D. Ark.). The United States of America has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company at the time) and other health care providers. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil lawsuit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The court administratively terminated this action without prejudice pending the settlement among the United States, Vencor and the Company.

     In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. The Company and Vencor received several grand jury subpoenas for documents and witnesses which Vencor, on behalf of the Company, moved to quash. The United States Attorney's Office has withdrawn the subpoenas, which rendered the motion to quash moot.

     (b) In United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. 3:00 CV-156-J (W.D. Ky.), transferred on March 14, 2000 from the United States District Court for the District of Nevada, Reno Division, filed on March 15, 1996, it is alleged that Medisave Pharmacies, Inc. ("Medisave"), a former subsidiary of the Company and now a subsidiary of Vencor, (1) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (2) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (3) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. It also alleged that Medisave had a policy of offering kickbacks such as free equipment to skilled nursing facilities to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Vencor bankruptcy and to effectuate the settlement among the United States, Vencor and the Company.

     (c) In the lawsuits styled United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J (W.D. Ky.), filed on June 25, 1996, consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H (M.D. Fla.), filed on June 4, 1998, it is alleged that the Company, Vencor and Vencare, among others, submitted and conspired to submit false claims to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing facility residents. The Company and Vencare allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of its therapists. It is further alleged that the Company and Vencare presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing facilities with which they had respiratory therapy contracts to present false claims to Medicare for

                                  VENTAS, INC.

  respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Vencor bankruptcy and to effectuate the settlement among the United States, Vencor and the Company.

     (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, Transitional, the Company's former subsidiary which was transferred to Vencor in the 1998 Spin Off, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants. This suit alleges that the defendants violated the Federal Civil False Claims Act and the Anti-Kickback Statute and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of the Anti-Kickback Statute. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional rental revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Anti-Kickback Statute. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

     (e) The Company is a defendant in the case captioned United States ex rel. Huff, et. al. v. Vencor, Inc., et al., Civil No. 97-4358 AHM(MCX) filed in the United States District Court for the Central District of California on June 13, 1997. The complaint alleges, among other things, that the defendants violated the Federal Civil False Claims Act by submitting false claims to Medicare, Medicaid and CHAMPUS programs by allegedly (1) falsifying patient bills and submitting the bills to Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) the falsifying of patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint further alleges the improper establishment of TEFRA rates. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Vencor bankruptcy and to effectuate the settlement among the United States, Vencor and the Company.

     (f) The Company is a defendant in the proceeding captioned United States ex rel. Brzycki v. Vencor, Inc., Civil No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. In this lawsuit the Company is accused of knowingly violating the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint includes allegations that the Company (1) fabricated diagnostic codes by ordering and providing medically unnecessary ancillary services (such as respiratory therapy), (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; (3) billed for products or services not received or not received in the manner billed, and (4) paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients in violation of the Anti-Kickback Act and Stark laws. The complaint seeks unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Vencor bankruptcy and to effectuate the settlement among the United States, Vencor and the Company.

                                  VENTAS, INC.

     (g) On November 24, 1997, a civil qui tam lawsuit was filed against the Company in the United States District Court for the Middle District of Florida. This lawsuit was brought under the Federal Civil False Claims Act and is styled United States of America ex rel. Virginia Lee Lanford and Gwendolyne Cavanaugh v. Vencor, Inc., et al., No. 97-CV-2845. The United States of America intervened in the lawsuit on May 17, 1999. On July 23, 1999, the United States filed its Amended Complaint in the lawsuit. The lawsuit alleges that the Company and Vencor knowingly submitted false claims and false statements to the Medicare and Medicaid programs, including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in Vencor's nursing facilities and for third party nursing facility operators that the United States of America claims are not reimbursable costs. The lawsuit involves the Company's former health care operations. The complaint does not specify the amount of damages claimed by the plaintiffs. The Company disputes the allegations contained in the complaint.

     (h) In United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al., Case No. 98CV1012-IEG (LAB) filed in the Southern District of California on July 23, 1998, it is alleged that the defendants submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federally and state funded programs during a period commencing in 1993 and certain other state law claims. The conduct complained of allegedly violates the Federal False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper, unnecessary and false services, excess collections associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that reimburse at a higher level, and improperly allocating hospital insurance expenses. In addition, the complaint avers that defendants were inconsistent in their reporting of cost report data, paid out kickbacks to increase patient referrals to defendant hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages and expenses. The Company disputes the allegations contained in the complaint.

     (i) In Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et. al. (S.D. Fla.), filed on or about June 8, 1999, it is alleged that the defendants, including the Company, presented or caused to be presented false or fraudulent claims for payment to the United States under the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint claims that Medisave, a former subsidiary of the Company which was transferred to Vencor in the 1998 Spin Off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Vencor bankruptcy and to effectuate the settlement among the United States, Vencor and the Company.

     (j) United States ex rel. George Mitchell et al. v. Vencor, Inc. et al. Civil Case No. C2-00-0015 (S.D. Ohio), filed with the United States District Court for the Southern District of Ohio on August 13, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the Company and its former subsidiaries, Vencare, Inc. ("Vencare") and Vencor Hospice, Inc. (the Company transferred both subsidiaries to Vencor in the 1998 Spin Off), submitted false statements to the Medicare program for, among other things, reimbursement for costs for patients who were not "hospice appropriate." The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Vencor bankruptcy and to effectuate the settlement among the United States, Vencor and the Company.

                                  VENTAS, INC.

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

   The Company is a party to certain legal actions and regulatory investigations which arise from the normal course of its prior health care operations. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that other regulatory agencies will not initiate additional investigations related to the Company's prior health care business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a Material Adverse Effect on the Company. The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that, except as set forth in this
Note 11, the disposition of these other lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a Material Adverse Effect on the Company.

Unasserted Claims--Potential Liabilities Due to Fraudulent Transfer Considerations, Legal Dividend Requirements and Other Claims

 Vencor

   Although no claims have been formally asserted, legal counsel for Vencor and certain of its creditors raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. If a court in a lawsuit by Vencor or a representative of Vencor's creditors were to determine that, as a result of the 1998 Spin Off, Vencor did not receive fair consideration or reasonably equivalent value for the liabilities it assumed (such as the Master Leases or the Indemnification obligation), and, at the time of the 1998 Spin Off, Vencor (a) was insolvent or was rendered insolvent, (b) had unreasonably small capital with which to carry on its business and all businesses in which it intended to engage, or (c) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could among other things void some or all of such liabilities. At the time of the 1998 Spin Off, the Company obtained an opinion from an independent third party that addressed issues of Vencor's solvency and adequate capitalization. Nevertheless, if a fraudulent conveyance or obligation claim or other claim is ultimately asserted by Vencor, its creditors, or others, the ultimate outcome of any such claim cannot presently be determined. The Company intends to defend these claims vigorously if they are asserted in a court, arbitration or mediation proceeding. These potential claims of Vencor would be released by Vencor and its creditors under the terms of the Final Plan, if consummated. Consummation of the Final Plan is subject to the satisfaction of numerous conditions, many of which are outside the control of the Company and Vencor. There can be no assurance that the Final Plan will be consummated, or if all such conditions are satisfied, the date the Final Plan would be consummated.

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

 Legal Dividend Requirements

   In addition, the 1998 Spin Off is subject to review under state corporate distribution and dividend statutes. Under Delaware law, a corporation may not pay a dividend to its stockholders if (i) the net assets of the corporation do not exceed its capital, unless the amount proposed to be paid as a dividend is less than the corporation's net profits for the current and/or preceding fiscal year in which the dividend is to be paid, or (ii) the capital of the corporation is less than the aggregate amount allocable to all classes of its stock.

   The Company believes that (i) the Company and each of its subsidiaries were solvent (in accordance with the foregoing definitions) at the time of the 1998 Spin Off, were able to repay their debts as they matured following the 1998 Spin Off and had sufficient capital to carry on their respective businesses and (ii) the 1998 Spin Off was consummated entirely in compliance with Delaware law. There is no certainty, however, that a court would reach the same conclusions in determining whether the Company was insolvent at the time of, or after giving effect to, the 1998 Spin Off or whether lawful funds were available for the 1998 Spin Off.

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

Other Legal Proceedings

   The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively "Black Diamond"), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. These counterclaims allege, among other things, that the Company wrongfully, and in violation of the terms of the Bank Credit Agreement, (a) failed to recognize an assignment to Black Diamond of certain notes issued under the Bank Credit Agreement, (b) failed to issue to Black Diamond new notes under the Bank Credit Agreement, and (c) executed the Waiver and Extension Agreement between the Company and its lenders in October 1999. The counterclaims further claim that the Company acted tortiously in commencing the action against the defendants. The counterclaims specifically allege that the foregoing actions wrongfully interfered with

                                  VENTAS, INC.

Black Diamond's profitable ongoing business relations with a third party and seek damages of $11,796,875 (the principal amount of the Company's Bridge Loan under the Bank Credit Agreement claimed to have been held by Black Diamond), plus interest, costs, and fees and additional unspecified amounts to be proven at trial; in addition Black Diamond is seeking a declaration that the 1999 Waiver and Extension Agreement is void and unenforceable.

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

   The Company is party to various lawsuits arising in the normal course of the Company's business. It is the opinion of management that, except as set forth in this Note 11, the disposition of these lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions is incorrect such lawsuits could have a Material Adverse Effect on the Company.

   Except for the United States Settlement, no provision for liability, if any, resulting from the aforementioned litigation has been made in the financial statements for the year ended December 31, 2000.

12. Capital Stock

   The authorized capital stock of the Company at December 31, 2000 and 1999 consisted of 180,000,000 shares of Common Stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock of which 300,000 shares have been designated Series A Participating Preferred Stock.

   In order to preserve the Company's ability to maintain REIT status, the Company's certificate of incorporation provides that if a person acquires beneficial ownership of greater than 9% of the outstanding stock of the Company, the shares that are beneficially owned in excess of such 9% limit are deemed to be "Excess Shares." Excess Shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by the Board of Directors of the Company. The trust is entitled to all dividends with respect to the Excess Shares and the trustee may exercise all voting power over the Excess Shares.

   The Company has the right to buy the Excess Shares for a purchase price equal to the lesser of (1) the price per share in the transaction that created the Excess Shares, or (2) the market price on the date the Company buys the shares. The Company has the right to defer payment of the purchase price for the Excess Shares for up to five years. If the Company does not purchase the Excess Shares, the trustee of the trust is required to transfer the Excess Shares at the direction of the Board of Directors. The owner of the Excess Shares is entitled to receive the lesser of the proceeds from the sale of the Excess Shares or the original purchase price for such Excess Shares; any additional amounts are payable to the beneficiary of the trust.

   Under the Company's certificate of incorporation, certain holders ("Existing Holders") who owned the Company's common stock in excess of the foregoing limits on the date of the 1998 Spin Off, are not subject to the general ownership limits applicable to other stockholders. Existing Holders are generally permitted to own up to the same percentage of the Company's common stock that was owned on the date of the 1998 Spin Off, provided such ownership does not jeopardize the Company's status as a REIT. The only Existing Holder is Tenet

                                  VENTAS, INC.

Healthcare Corporation ("Tenet"). Tenet owned approximately 12% of the Company's common stock on the date of the 1998 Spin Off. Tenet still currently owns approximately 12% of the Company's common stock. There are certain provisions under the Code that provide that any ownership interest that Tenet may purchase in Vencor may be attributed to the Company. If any such attribution should occur at a time when the Company owns 9.99% of the issued and outstanding New Vencor Common Stock, the Company may lose its REIT status. Under the Company's certificate of incorporation, under a formal interpretation by the Board of Directors, if Tenet purchases any New Vencor Common Stock while Tenet owns 10% or more of the Company's issued and outstanding common stock, then all of Tenet's holdings of the Company's common stock in excess of 9.99% will automatically become "Excess Shares" in the Company and would be deemed to be owned by a trust for the benefit of a third party and Tenet will have no legal title to such "Excess Shares" in the Company. Tenet would have the limited right to receive certain distributions on and a certain portion of the proceeds of a sale of such "Excess Shares" in the Company. The Company believes that, based upon applicable tax authorities and decisions and advice from the Internal Revenue Service, all common stock underlying warrants and options which may be issued by Vencor on or after the Vencor Effective Date and performance shares which may be issued by Vencor on or after the Vencor Effective Date would be deemed outstanding for purposes of calculating the Company's ownership percentage under the 10% securities test. Accordingly, if the Final Plan is consummated and the New Vencor Common Stock is issued to the Company on the Vencor Effective Date, the Company believes that for purposes of the 10% securities test, its ownership percentage in Vencor on and after the Vencor Effective Date would be materially less than 9.99%.

   The Board of Directors is empowered to grant waivers from the Excess Share provision of the Certificate of Incorporation, and certain holders of in excess of 9% of the common stock prior to the 1998 Spin Off are subject to different limitations. Subsequent to the 1998 Spin Off, the Board of Directors granted such waivers to certain holders of the Company's Common Stock. These waivers initially permitted such stockholders to own over 10% of the Common Stock of the Company but in no event more than 15% of the Common Stock. These waivers have either been terminated in their entirety or have been subsequently revised to restrict such stockholders to owning less than 10% of the Common Stock of the Company. The Company believes that no stockholder, other than Tenet, currently owns 10% or more of the Company's Common Stock.

   The Company has issued Preferred Stock Purchase Rights (the "Rights") pursuant to the terms of the Rights Agreement, dated July 20, 1993, as amended, with National City Bank as Rights Agent (the "Rights Agreement"). Under the terms of the Rights Agreement, the Company declared a dividend of one Right for each outstanding share of Common Stock of the Company to common stockholders of record on August 1, 1993. Each Right entitles the holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a purchase price of $110.

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

                                  VENTAS, INC.

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

   In the event any person becomes an Acquiring Person, for a 60 day period after such event, if the Flip-over right is not also triggered, the Rights become exercisable for that number of shares of Common Stock having a market value of two times the exercise price of the Right, to the extent available, and then (after all authorized and unreserved shares of Common Stock have been issued), a common stock equivalent having a market value of two times the exercise price of the Right.

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

13. Related Party Transactions

   At December 31, 2000 and 1999, the Company had receivables of approximately $3.4 and $3.6 million, respectively, due from certain current and former executive officers of the Company. The loans include interest provisions (with a 5.7% average rate) and were to finance the income taxes payable by the executive officers resulting from: (i) the 1998 Spin Off and (ii) vesting of Restricted Shares. The loans are payable over periods ranging from four years to ten years with the majority of the obligations amortizing quarterly. Interest expense on the 1998 Spin Off note in the principal amount of $3.0 million at December 31, 2000, is forgiven on a periodic basis, provided that the officer remains an employee of the Company. Interest expense on the note relating to taxes paid for the vested portion of Restricted Shares (the "Restricted Share Note") is payable annually out of and only to the extent of dividends from the vested restricted shares. In the event of a change in control of the Company (as defined in the relevant employment agreement) or upon termination of the officer without cause (as defined in the relevant employment agreement), the principal balance of the Restricted Share Note is forgiven.

   On October 15, 1998, the Company acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. ("Tangram"). Tangram is a wholly owned subsidiary of Res-Care, Inc. ("Res-Care") of which a director of the Company is the Chairman, President and Chief Executive Officer and another director of the Company is a member of its board of directors. The Company leases the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the years ended December 31, 2000 and 1999 and the period from May 1, 1998 to December 31, 1998, Tangram has paid the Company approximately $754,000, $733,800 and $155,000, respectively, in rent payments.

   On February 29, 2000, the Company entered into a Separation and Release Agreement (the "Separation Agreement") with the former Executive Vice President and Chief Financial Officer ("CFO") of the Company.

                                 VENTAS, INC.

The Separation Agreement was entered into in connection with his resignation as Executive Vice President and CFO of the Company, effective February 9, 2000 (the "Termination Date"). The Separation Agreement provided for a lump sum severance payment of approximately $510,000 and certain other consideration from the Company, and an extension of certain employee benefits for a one-year period following the Termination Date.

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

14. Quarterly Financial Information (Unaudited)

   Summarized unaudited consolidated quarterly information for the years ended December 31, 2000 and 1999 is provided below (amounts in thousands, except per share amounts).

                                             For the Quarters ended 2000
                                           ---------------------------------
                                            First   Second   Third   Fourth
                                           Quarter  Quarter Quarter Quarter
                                           -------  ------- ------- --------
Revenues.................................  $59,100  $59,974 $60,879 $ 62,369
Income (Loss) before Extraordinary Item..  $ 6,940  $ 7,512 $ 8,581 $(84,278)(1)
Extraordinary Item.......................   (4,207)     --      --       --
Net Income (Loss)........................  $ 2,733  $ 7,512 $ 8,581 $(84,278)(1)
Earnings per share.......................
 Basic...................................
  Income (Loss) before Extraordinary
   Item..................................  $   .10  $   .11 $   .13 $  (1.24)(1)
  Extraordinary Item.....................     (.06)     --      --       --
  Net Income (Loss)......................  $   .04  $   .11 $   .13 $  (1.24)(1)
 Diluted.................................
  Income (Loss) before Extraordinary
   Item..................................  $   .10  $   .11 $   .13 $  (1.24)(1)
  Extraordinary Item.....................     (.06)     --      --       --
  Net Income (Loss)......................  $   .04  $   .11 $   .13 $  (1.24)(1)

                                             For the Quarters ended 1999
                                           ---------------------------------
                                            First   Second   Third   Fourth
                                           Quarter  Quarter Quarter Quarter
                                           -------  ------- ------- --------
Revenues.................................  $56,633  $57,909 $59,057 $ 59,392
Net Income (Loss)........................  $20,338  $20,166 $13,027 $(10,996)(2)
Earnings per share.......................
 Basic...................................
  Net Income (Loss)......................  $   .30  $   .30 $   .19 $   (.16)(2)
 Diluted.................................
  Net Income (Loss)......................  $   .30  $   .30 $   .19 $   (.16)(2)

--------
(1) Reflects the charge for the United States Settlement and the waiver fee on the Amended Credit Agreement.
(2) Reflects the write-off of uncollectible amounts due from tenants and loss from impairment of assets as described in Notes 8 and 9.

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

Date: April 16, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Walter F. Beran             Director                     April 16, 2001
______________________________________
           Walter F. Beran

     /s/ Douglas Crocker, II           Director                     April 16, 2001
______________________________________
         Douglas Crocker, II

       /s/ Ronald G. Geary             Director                     April 16, 2001
______________________________________
           Ronald G. Geary

      /s/ Sheli Z. Rosenberg           Director                     April 16, 2001
______________________________________
          Sheli Z. Rosenberg

      /s/ W. Bruce Lunsford            Chairman of the Board and    April 16, 2001
______________________________________  Director
          W. Bruce Lunsford

       /s/ Debra A. Cafaro             Chief Executive Officer,     April 16, 2001
______________________________________  President (Principal
           Debra A. Cafaro              Executive Officer and
                                        Acting Principal
                                        Financial Officer) and
                                        Director

        /s/ Mary L. Smith              Principal Accounting         April 16, 2001
______________________________________  Officer
            Mary L. Smith

                                                                   SCHEDULE III*

                                  VENTAS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                             (Dollars in Thousands)

                                                                        Gross Amount
                                      Initial Cost to                 Carried at Close
              Location                    Company                        of Period
------------------------------------- ----------------                ----------------
                                             Buildings      Cost             Buildings
                                                and     Capitalized             and
                                             Improve-    Subsequent          Improve-
 Facility name        City      State  Land    ments   to Acquisition  Land    ments
 -------------    ------------- ----- ------ --------- -------------- ------ ---------
VENCOR SKILLED NURSING FACILITIES
Rehab. &
Healthc. Ctr. of
Huntsville......  Huntsville      AL  $  534  $4,216         --       $  534  $4,216
Rehab. &
Healthc. Ctr. of
Birmingham......  Birmingham      AL     --    1,921         --          --    1,921
Rehab. &
Healthcare Ctr.
Of Mobile.......  Mobile          AL       5   2,981         --            5   2,981
Valley
Healthcare &
Rehab. Center...  Tucson          AZ     383   1,954         --          383   1,954
Sonoran Rehab &
Care Center.....  Phoenix         AZ     781   2,755         --          781   2,755
Desert Life
Rehab & Care
Center..........  Tucson          AZ     611   5,117         --          611   5,117
Villa Campana
Health Center...  Tucson          AZ     533   2,201         --          533   2,201
Kachina Point
Health Care &
Rehab...........  Sedona          AZ     364   4,179         --          364   4,179
Nob Hill
Healthcare
Center..........  San Francisco   CA   1,902   7,531         --        1,902   7,531
Canyonwood
Nursing & Rehab.
Ctr. ...........  Redding         CA     401   3,784         --          401   3,784
Californian Care
Center..........  Bakersfield     CA   1,439   5,609         --        1,439   5,609
Magnolia Gardens
Care Center.....  Burlingame      CA   1,832   3,186         --        1,832   3,186
Lawton
Healthcare
Center..........  San Francisco   CA     943     514         --          943     514
Valley Gardens
HC & Rehab......  Stockton        CA     516   3,405         --          516   3,405
Alta Vista
Healthcare
Center..........  Riverside       CA     376   1,669         --          376   1,669
Maywood Acres
Healthcare
Center..........  Oxnard          CA     465   2,363         --          465   2,363
La Veta
Healthcare
Center..........  Orange          CA      47   1,459         --           47   1,459
Bay View Nursing
& Rehab.
Center..........  Alameda         CA   1,462   5,981         --        1,462   5,981
Village Square
Nsg. & Rehab.
Ctr. ...........  San Marcos      CA     766   3,507         --          766   3,507
Cherry Hills
Health Care
Center..........  Englewood       CO     241   2,180         --          241   2,180
Aurora Care
Center..........  Aurora          CO     197   2,328         --          197   2,328
Castle Garden
Care Center.....  Northglenn      CO     501   8,294         --          501   8,294
Brighton Care
Center..........  Brighton        CO     282   3,377         --          282   3,377
Andrew House
Healthcare......  New Britain     CT     247   1,963         --          247   1,963
Camelot Nursing
& Rehab.
Center..........  New London      CT     202   2,363         --          202   2,363
Hamilton Rehab.
& Healthcare
Center..........  Norwich         CT     456   2,808         --          456   2,808
Windsor Rehab. &
Healthcare
Center..........  Windsor         CT     368   2,520         --          368   2,520
Nutmeg Pavilion
Healthcare......  New London      CT     401   2,777         --          401   2,777
              Location
-------------------------------------
                                                     Life on Which
                                                     Depreciation
                                                       in Income
                  Accumulated    Date of      Date   Statement is
 Facility name    Depreciation Construction Acquired   Computed
 -------------    ------------ ------------ -------- -------------
VENCOR SKILLED NURSING FACILITIES
Rehab. &
Healthc. Ctr. of
Huntsville......     $1,610        1968       1998      25 years
Rehab. &
Healthc. Ctr. of
Birmingham......        964        1971       1998      20 years
Rehab. &
Healthcare Ctr.
Of Mobile.......        942        1967       1998      29 years
Valley
Healthcare &
Rehab. Center...        670        1964       1998      28 years
Sonoran Rehab &
Care Center.....        757        1962       1998      29 years
Desert Life
Rehab & Care
Center..........      2,386        1979       1998      37 years
Villa Campana
Health Center...        589        1983       1998      35 years
Kachina Point
Health Care &
Rehab...........      1,637        1983       1998      45 years
Nob Hill
Healthcare
Center..........      2,368        1967       1998      28 years
Canyonwood
Nursing & Rehab.
Ctr. ...........        990        1989       1998      45 years
Californian Care
Center..........      1,220        1988       1998      40 years
Magnolia Gardens
Care Center.....        981        1955       1998    28.5 years
Lawton
Healthcare
Center..........        217        1962       1998      20 years
Valley Gardens
HC & Rehab......      1,024        1988       1998      29 years
Alta Vista
Healthcare
Center..........        583        1966       1998      29 years
Maywood Acres
Healthcare
Center..........        719        1964       1998      29 years
La Veta
Healthcare
Center..........        461        1964       1998      28 years
Bay View Nursing
& Rehab.
Center..........      1,854        1967       1998      45 years
Village Square
Nsg. & Rehab.
Ctr. ...........        661        1989       1998      42 years
Cherry Hills
Health Care
Center..........        830        1960       1998      30 years
Aurora Care
Center..........        706        1962       1998      30 years
Castle Garden
Care Center.....      2,370        1971       1998      29 years
Brighton Care
Center..........        982        1969       1998      30 years
Andrew House
Healthcare......        551        1967       1998      29 years
Camelot Nursing
& Rehab.
Center..........        622        1969       1998      28 years
Hamilton Rehab.
& Healthcare
Center..........        841        1969       1998      29 years
Windsor Rehab. &
Healthcare
Center..........        770        1965       1998      30 years
Nutmeg Pavilion
Healthcare......        889        1968       1998      29 years

                                                                         Gross Amount
                                       Initial Cost to                 Carried at Close
              Location                     Company                        of Period
-------------------------------------- ----------------                ----------------
                                              Buildings      Cost             Buildings
                                                 and     Capitalized             and
                                              Improve-    Subsequent          Improve-
 Facility name         City      State  Land    ments   to Acquisition  Land    ments
 -------------    -------------- ----- ------ --------- -------------- ------ ---------
Parkway Pavilion
 Healthcare.....  Enfield          CT  $  337  $3,607         --       $  337  $3,607
Courtland
 Gardens Health
 Ctr., Inc. ....  Stamford         CT   1,126   9,399         --        1,126   9,399
Homestead Health
 Center.........  Stamford         CT     511   2,764         --          511   2,764
East Manor
 Medical Care
 Center.........  Sarasota         FL     390   5,499         --          390   5,499
Healthcare &
 Rehab Ctr of
 Sanford........  Sanford          FL     329   3,074         --          329   3,074
Titusville
 Rehab. &
 Nursing
 Center.........  Titusville       FL     398   3,810         --          398   3,810
Bay Pointe
 Nursing
 Pavilion.......  St. Petersburg   FL     750   4,392         --          750   4,392
Colonial Oaks
 Rehab. Ctr-Ft.
 Myers..........  Ft. Meyers       FL   1,058   5,754         --        1,058   5,754
Carrollwood Care
 Center.........  Tampa            FL     268   4,128         --          268   4,128
Evergreen Woods
 Health &
 Rehab..........  Springhill       FL     234   3,566         --          234   3,566
Rehab. &
 Healthcare Ctr.
 of Tampa.......  Tampa            FL     355   8,291         --          355   8,291
Rehab & Health
 Ctr. of Cape
 Coral..........  Cape Coral       FL   1,002   4,153         --        1,002   4,153
Windsor Woods
 Convalescent
 Center.........  Hudson           FL     859   3,172         --          859   3,172
Casa Mora Rehab.
 & Ext Care.....  Bradenton        FL     823   6,093         --          823   6,093
North Broward
 Rehab. & Nsg.
 Ctr. ..........  Pompano Beach    FL   1,360   5,913         --        1,360   5,913
Highland Pines
 Rehab. Center..  Clearwater       FL     863   5,793         --          863   5,793
Pompano
 Rehab/Nursing
 Ctr............  Pompano Beach    FL     890   3,252         --          890   3,252
Abbey Rehab. &
 Nsg. Center....  St. Petersburg   FL     563   2,842         --          563   2,842
Savannah Rehab.
 & Nursing
 Center.........  Savannah         GA     213   2,772         --          213   2,772
Specialty Care
 of Marietta....  Marietta         GA     241   2,782         --          241   2,782
Savannah
 Specialty Care
 Center.........  Savannah         GA     157   2,219         --          157   2,219
Lafayette Nsg. &
 Rehab. Ctr.....  Fayetteville     GA     598   6,623         --          598   6,623
Tucker Nursing
 Center.........  Tucker           GA     512   8,153         --          512   8,153
Hillcrest Rehab.
 Care Center....  Boise            ID     256   3,593         --          256   3,593
Cascade Care
 Center.........  Caldwell         ID     312   2,050         --          312   2,050
Emmett
 Rehabilitation
 and
 Healthcare.....  Emmett           ID     185   1,670         --          185   1,670
Lewiston
 Rehabilitation
 and Care
 Ctr. ..........  Lewiston         ID     133   3,982         --          133   3,982
Nampa Care
 Center.........  Nampa            ID     252   2,810         --          252   2,810
Weiser
 Rehabilitation
 and Care
 Ctr. ..........  Weiser           ID     157   1,760         --          157   1,760
Moscow Care
 Center.........  Moscow           ID     261   2,571         --          261   2,571
Mountain Valley
 Care and
 Rehab..........  Kellogg          ID      68   1,281         --           68   1,281
Rolling Hills
 Health Care
 Center.........  New Albany       IN      81   1,894         --           81   1,894
Royal Oaks
 Healthcare &
 Rehab Ctr. ....  Terre Haute      IN     418   5,779         --          418   5,779
Southwood Health
 & Rehab
 Center.........  Terre Haute      IN      90   2,868         --           90   2,868
Vencor Corydon..  Corydon          IN     125   6,068         --          125   6,068
Valley View
 Health Care
 Center.........  Elkhart          IN      87   2,665         --           87   2,665
Wildwood
 Healthcare
 Center.........  Indianapolis     IN     134   4,983         --          134   4,983
Meadowvale
 Health & Rehab.
 Ctr. ..........  Bluffton         IN       7     787         --            7     787
              Location
--------------------------------------
                                                     Life on Which
                                                     Depreciation
                                                       in Income
                  Accumulated    Date of      Date   Statement is
 Facility name    Depreciation Construction Acquired   Computed
 -------------    ------------ ------------ -------- -------------
Parkway Pavilion
 Healthcare.....     $1,115        1968       1998      28 years
Courtland
 Gardens Health
 Ctr., Inc. ....        898        1956       1998      45 years
Homestead Health
 Center.........        287        1959       1998      20 years
East Manor
 Medical Care
 Center.........      1,631        1966       1998      28 years
Healthcare &
 Rehab Ctr of
 Sanford........        933        1965       1998      29 years
Titusville
 Rehab. &
 Nursing
 Center.........      1,155        1966       1998      29 years
Bay Pointe
 Nursing
 Pavilion.......        892        1984       1998      35 years
Colonial Oaks
 Rehab. Ctr-Ft.
 Myers..........        752        1995       1998      45 years
Carrollwood Care
 Center.........      1,288        1986       1998    37.5 years
Evergreen Woods
 Health &
 Rehab..........        988        1988       1998      25 years
Rehab. &
 Healthcare Ctr.
 of Tampa.......      1,980        1969       1998      28 years
Rehab & Health
 Ctr. of Cape
 Coral..........      1,215        1978       1998      32 years
Windsor Woods
 Convalescent
 Center.........        873        N/A        1998      45 years
Casa Mora Rehab.
 & Ext Care.....        591        1977       1998      45 years
North Broward
 Rehab. & Nsg.
 Ctr. ..........        525        1965       1998      45 years
Highland Pines
 Rehab. Center..        544        1965       1998      20 years
Pompano
 Rehab/Nursing
 Ctr............        287        1975       1998      45 years
Abbey Rehab. &
 Nsg. Center....        523        1962       1998      35 years
Savannah Rehab.
 & Nursing
 Center.........        846        1968       1998    28.5 years
Specialty Care
 of Marietta....        935        1968       1998    28.5 years
Savannah
 Specialty Care
 Center.........        784        1972       1998      26 years
Lafayette Nsg. &
 Rehab. Ctr.....      1,252        1989       1998      20 years
Tucker Nursing
 Center.........        799        1972       1998      45 years
Hillcrest Rehab.
 Care Center....        570        1977       1998      45 years
Cascade Care
 Center.........        319        1974       1998      45 years
Emmett
 Rehabilitation
 and
 Healthcare.....      1,068        1960       1998      28 years
Lewiston
 Rehabilitation
 and Care
 Ctr. ..........      1,335        1964       1998      29 years
Nampa Care
 Center.........      1,760        1950       1998      25 years
Weiser
 Rehabilitation
 and Care
 Ctr. ..........      1,247        1963       1998      25 years
Moscow Care
 Center.........      1,056        1955       1998      25 years
Mountain Valley
 Care and
 Rehab..........        839        1971       1998      25 years
Rolling Hills
 Health Care
 Center.........        562        1984       1998      25 years
Royal Oaks
 Healthcare &
 Rehab Ctr. ....        741        1995       1998      45 years
Southwood Health
 & Rehab
 Center.........        758        1988       1998      25 years
Vencor Corydon..        340        N/A        1998      45 years
Valley View
 Health Care
 Center.........        760        1985       1998      25 years
Wildwood
 Healthcare
 Center.........      1,335        1988       1998      25 years
Meadowvale
 Health & Rehab.
 Ctr. ..........        119        1962       1998      22 years

                                                                        Gross Amount
                                                                         Carried at
                                          Initial Cost                    Close of
               Location                    to Company                      Period
---------------------------------------- --------------                --------------
                                              Buildings      Cost           Buildings
                                                 and     Capitalized           and
                                              Improve-    Subsequent        Improve-
 Facility name          City       State Land   ments   to Acquisition Land   ments
 -------------    ---------------- ----- ---- --------- -------------- ---- ---------
Columbia
 Healthcare
 Facility.......  Evansville         IN  $416  $6,317         --       $416  $6,317
Bremen Health
 Care Center....  Bremen             IN   109   3,354         --        109   3,354
Windsor Estates
 Health & Rehab
 Ctr. ..........  Kokomo             IN   256   6,625         --        256   6,625
Muncie Health
 Care & Rehab...  Muncie             IN   108   4,202         --        108   4,202
Parkwood Health
 Care Center....  Lebanon            IN   121   4,512         --        121   4,512
Wedgewood
 Healthcare
 Center.........  Clarksville        IN   119   5,115         --        119   5,115
Westview Nursing
 & Rehab.
 Center.........  Bedford            IN   255   4,207         --        255   4,207
Columbus Health
 & Rehab.
 Center.........  Columbus           IN   345   6,817         --        345   6,817
Rosewood Health
 Care Center....  Bowling Green      KY   248   5,371         --        248   5,371
Oakview Nursing
 & Rehab.
 Ctr. ..........  Calvert City       KY   124   2,882         --        124   2,882
Cedars of
 Lebanon Nursing
 Center.........  Lebanon            KY    40   1,253         --         40   1,253
Winchester
 Centre for
 Health/Rehab...  Winchester         KY   137   6,120         --        137   6,120
Riverside Manor
 Health Care....  Calhoun            KY   103   2,119         --        103   2,119
Maple Manor
 Healthcare
 Center.........  Greenville         KY    59   3,187         --         59   3,187
Danville Centre
 for Health &
 Rehab..........  Danville           KY   322   3,538         --        322   3,538
Lexington Centre
 for Health &
 Rehab..........  Lexington          KY   647   4,892         --        647   4,892
North Centre for
 Health &
 Rehab..........  Louisville         KY   285   1,555         --        285   1,555
Hillcrest Health
 Care Center....  Owensboro          KY   544   2,619         --        544   2,619
Woodland Terrace
 Health Care
 Fac. ..........  Elizabethtown      KY   216   1,795         --        216   1,795
Harrodsburg
 Health Care
 Center.........  Harrodsburg        KY   137   1,830         --        137   1,830
Laurel Ridge
 Rehab. &
 Nursing Ctr. ..  Jamaica Plain      MA   194   1,617         --        194   1,617
Blue Hills
 Alzheimer's
 Care Center....  Stoughton          MA   511   1,026         --        511   1,026
Brigham Manor
 Nursing & Rehab
 Ctr ...........  Newburyport        MA   126   1,708         --        126   1,708
Presentation
 Nursing &
 Rehab. Ctr. ...  Brighton           MA   184   1,220         --        184   1,220
Country Manor
 Rehab. & Nsg.
 Center.........  Newburyport        MA   199   3,004         --        199   3,004
Crawford Skilled
 Nsg. & Rehab.
 Ctr. ..........  Fall River         MA   127   1,109         --        127   1,109
Hallmark Nursing
 & Rehab.
 Ctr. ..........  New Bedford        MA   202   2,694         --        202   2,694
Sachem Nursing &
 Rehab. Ctr. ...  East Bridgewater   MA   529   1,238         --        529   1,238
Hammersmith
 House Nsg. Care
 Ctr. ..........  Saugus             MA   112   1,919         --        112   1,919
Oakwood Rehab. &
 Nursing
 Center.........  Webster            MA   102   1,154         --        102   1,154
Timberlyn
 Heights Nsg. &
 Alz. Ctr. .....  Great Barrington   MA   120   1,305         --        120   1,305
Star of David
 Nsg. &
 Rehab/Alz
 Ctr. ..........  West Roxbury       MA   359   2,324         --        359   2,324
Brittany
 Healthcare
 Center.........  Natick             MA   249   1,328         --        249   1,328
Briarwood Health
 Care Nursing
 Ctr. ..........  Needham            MA   154   1,502         --        154   1,502
Westridge
 Healthcare
 Center.........  Marlborough        MA   453   3,286         --        453   3,286
Bolton Manor
 Nursing Home...  Marlborough        MA   222   2,431         --        222   2,431
Hillcrest
 Nursing
 Facility.......  Fitchburg          MA   175   1,461         --        175   1,461
Country Gardens
 Sk. Nsg. &
 Rehab. ........  Swansea            MA   415   2,675         --        415   2,675
               Location
----------------------------------------
                                                     Life on Which
                                                     Depreciation
                                                       in Income
                  Accumulated    Date of      Date   Statement is
 Facility name    Depreciation Construction Acquired   Computed
 -------------    ------------ ------------ -------- -------------
Columbia
 Healthcare
 Facility.......     $1,619        1983       1998      35 years
Bremen Health
 Care Center....        662        1982       1998      45 years
Windsor Estates
 Health & Rehab
 Ctr. ..........      1,334        1962       1998      35 years
Muncie Health
 Care & Rehab...      1,020        1980       1998      25 years
Parkwood Health
 Care Center....      1,148        1977       1998      25 years
Wedgewood
 Healthcare
 Center.........        862        1985       1998      35 years
Westview Nursing
 & Rehab.
 Center.........      1,099        1970       1998      29 years
Columbus Health
 & Rehab.
 Center.........      2,486        1966       1998      25 years
Rosewood Health
 Care Center....      1,820        1970       1998      30 years
Oakview Nursing
 & Rehab.
 Ctr. ..........        973        1967       1998      30 years
Cedars of
 Lebanon Nursing
 Center.........        424        1930       1998      30 years
Winchester
 Centre for
 Health/Rehab...      2,051        1967       1998      30 years
Riverside Manor
 Health Care....        724        1963       1998      30 years
Maple Manor
 Healthcare
 Center.........      1,084        1968       1998      30 years
Danville Centre
 for Health &
 Rehab..........        884        1962       1998      30 years
Lexington Centre
 for Health &
 Rehab..........      1,516        1963       1998      28 years
North Centre for
 Health &
 Rehab..........        601        1969       1998      30 years
Hillcrest Health
 Care Center....      1,985        1963       1998      22 years
Woodland Terrace
 Health Care
 Fac. ..........      1,326        1969       1998      26 years
Harrodsburg
 Health Care
 Center.........        855        1974       1998      35 years
Laurel Ridge
 Rehab. &
 Nursing Ctr. ..        645        1968       1998      30 years
Blue Hills
 Alzheimer's
 Care Center....        785        1965       1998      28 years
Brigham Manor
 Nursing & Rehab
 Ctr ...........        753        1806       1998      27 years
Presentation
 Nursing &
 Rehab. Ctr. ...        828        1968       1998      28 years
Country Manor
 Rehab. & Nsg.
 Center.........      1,325        1968       1998      27 years
Crawford Skilled
 Nsg. & Rehab.
 Ctr. ..........        689        1968       1998      29 years
Hallmark Nursing
 & Rehab.
 Ctr. ..........      1,227        1968       1998      26 years
Sachem Nursing &
 Rehab. Ctr. ...        900        1968       1998      27 years
Hammersmith
 House Nsg. Care
 Ctr. ..........        786        1965       1998      28 years
Oakwood Rehab. &
 Nursing
 Center.........        706        1967       1998      31 years
Timberlyn
 Heights Nsg. &
 Alz. Ctr. .....        737        1968       1998      29 years
Star of David
 Nsg. &
 Rehab/Alz
 Ctr. ..........      1,635        1968       1998      26 years
Brittany
 Healthcare
 Center.........        753        1996       1998      31 years
Briarwood Health
 Care Nursing
 Ctr. ..........        817        1970       1998      30 years
Westridge
 Healthcare
 Center.........      1,972        1964       1998    28.5 years
Bolton Manor
 Nursing Home...      1,225        1973       1998    34.5 years
Hillcrest
 Nursing
 Facility.......        988        1957       1998      25 years
Country Gardens
 Sk. Nsg. &
 Rehab. ........      1,138        1969       1998      27 years

                                                                        Gross Amount
                                                                         Carried at
                                          Initial Cost                    Close of
               Location                    to Company                      Period
---------------------------------------- --------------                --------------
                                              Buildings      Cost           Buildings
                                                 and     Capitalized           and
                                              Improve-    Subsequent        Improve-
 Facility name          City       State Land   ments   to Acquisition Land   ments
 -------------    ---------------- ----- ---- --------- -------------- ---- ---------
Quincy Rehab. &
 Nursing
 Center.........  Quincy             MA  $216  $2,911         --       $216  $2,911
West Roxbury
 Manor..........  West Roxbury       MA    91   1,001         --         91   1,001
Newton and
 Wellesley
 Alzheimer
 Ctr. ..........  Wellesley          MA   297   3,250         --        297   3,250
Den-Mar Rehab. &
 Nursing
 Center.........  Rockport           MA    23   1,560         --         23   1,560
Eagle Pond
 Rehab. & Living
 Center.........  South Dennis       MA   296   6,896         --        296   6,896
Blueberry Hill
 Healthcare.....  Beverly            MA   129   4,290         --        129   4,290
Colony House
 Nsg. & Rehab.
 Ctr. ..........  Abington           MA   132     999         --        132     999
Embassy House
 Sk. Nsg. &
 Rehab. ........  Brockton           MA   166   1,004         --        166   1,004
Franklin Sk.
 Nsg. & Rehab.
 Center.........  Franklin           MA   156     757         --        156     757
Great Barrington
 Rehab. & Nsg.
 Ctr. ..........  Great Barrington   MA    60   1,142         --         60   1,142
River Terrace...  Lancaster          MA   268     957         --        268     957
Walden Rehab. &
 Nursing
 Center.........  Concord            MA   181   1,347         --        181   1,347
Harrington House
 Nsg. & Rehab.
 Ctr. ..........  Walpole            MA     4   4,444         --          4   4,444
Eastside Rehab.
 and Living
 Center.........  Bangor             ME   316   1,349         --        316   1,349
Winship Green
 Nursing
 Center.........  Bath               ME   110   1,455         --        110   1,455
Brewer
 Rehabilitation
 & Living
 Center.........  Brewer             ME   228   2,737         --        228   2,737
Augusta
 Rehabilitation
 Center.........  Augusta            ME   152   1,074         --        152   1,074
Kennebunk
 Nursing
 Center.........  Kennebunk          ME    99   1,898         --         99   1,898
Norway
 Rehabilitation
 & Living
 Center.........  Norway             ME   133   1,658         --        133   1,658
Shore Village
 Rehab. &
 Nursing Ctr. ..  Rockland           ME   100   1,051         --        100   1,051
Westgate Manor..  Bangor             ME   287   2,718         --        287   2,718
Brentwood Rehab.
 & Nsg. Center..  Yarmouth           ME   181   2,789         --        181   2,789
Fieldcrest Manor
 Nursing
 Center.........  Waldoboro          ME   101   1,020         --        101   1,020
Park Place
 Health Care
 Center.........  Great Falls        MT   600   6,311         --        600   6,311
Parkview Acres
 Care & Rehab
 Ctr. ..........  Dillon             MT   207   2,578         --        207   2,578
Pettigrew Rehab.
 & Healthcare
 Ctr. ..........  Durham             NC   101   2,889         --        101   2,889
LaSalle
 Healthcare
 Center.........  Durham             NC   140   3,238         --        140   3,238
Sunnybrook
 Alzheimer's &
 HC Spec. ......  Raleigh            NC   187   3,409         --        187   3,409
Blue Ridge
 Rehab. &
 Healthcare
 Ctr. ..........  Asheville          NC   250   3,819         --        250   3,819
Raleigh Rehab. &
 Healthcare
 Center.........  Raleigh            NC   316   5,470         --        316   5,470
Rose Manor
 Health Care
 Center.........  Durham             NC   201   3,527         --        201   3,527
Cypress Pointe
 Rehab & HC
 Center.........  Winmington         NC   233   3,710         --        233   3,710
Winston-Salem
 Rehab & HC
 Center.........  Winston-Salem      NC   305   5,142         --        305   5,142
Silas Creek
 Manor..........  Winston-Salem      NC   211   1,893         --        211   1,893
Lincoln Nursing
 Center.........  Lincoln            NC    39   3,309         --         39   3,309
Guardian Care of
 Roanoke
 Rapids.........  Roanoke Rapids     NC   339   4,132         --        339   4,132
Guardian Care of
 Henderson......  Henderson          NC   206   1,997         --        206   1,997
Rehab. & Nursing
 Center of
 Monroe.........  Monroe             NC   185   2,654         --        185   2,654
               Location
----------------------------------------
                                                     Life on Which
                                                     Depreciation
                                                       in Income
                  Accumulated    Date of      Date   Statement is
 Facility name    Depreciation Construction Acquired   Computed
 -------------    ------------ ------------ -------- -------------
Quincy Rehab. &
 Nursing
 Center.........     $1,586        1965       1998      24 years
West Roxbury
 Manor..........        841        1960       1998      20 years
Newton and
 Wellesley
 Alzheimer
 Ctr. ..........      1,355        1971       1998      30 years
Den-Mar Rehab. &
 Nursing
 Center.........        792        1963       1998      30 years
Eagle Pond
 Rehab. & Living
 Center.........      1,954        1985       1998      50 years
Blueberry Hill
 Healthcare.....      1,908        1965       1998      40 years
Colony House
 Nsg. & Rehab.
 Ctr. ..........        727        1965       1998      40 years
Embassy House
 Sk. Nsg. &
 Rehab. ........        664        1968       1998      40 years
Franklin Sk.
 Nsg. & Rehab.
 Center.........        556        1967       1998      40 years
Great Barrington
 Rehab. & Nsg.
 Ctr. ..........        796        1967       1998      40 years
River Terrace...        726        1969       1998      40 years
Walden Rehab. &
 Nursing
 Center.........        998        1969       1998      40 years
Harrington House
 Nsg. & Rehab.
 Ctr. ..........        976        1991       1998      45 years
Eastside Rehab.
 and Living
 Center.........        567        1967       1998      30 years
Winship Green
 Nursing
 Center.........        639        1974       1998      35 years
Brewer
 Rehabilitation
 & Living
 Center.........      1,057        1974       1998      33 years
Augusta
 Rehabilitation
 Center.........        555        1968       1998      30 years
Kennebunk
 Nursing
 Center.........        749        1977       1998      35 years
Norway
 Rehabilitation
 & Living
 Center.........        687        1972       1998      39 years
Shore Village
 Rehab. &
 Nursing Ctr. ..        530        1968       1998      30 years
Westgate Manor..      1,090        1969       1998      31 years
Brentwood Rehab.
 & Nsg. Center..      1,109        1945       1998      45 years
Fieldcrest Manor
 Nursing
 Center.........        537        1963       1998      32 years
Park Place
 Health Care
 Center.........      1,940        1963       1998      28 years
Parkview Acres
 Care & Rehab
 Ctr. ..........        790        1965       1998      29 years
Pettigrew Rehab.
 & Healthcare
 Ctr. ..........        932        1969       1998      28 years
LaSalle
 Healthcare
 Center.........        895        1969       1998      29 years
Sunnybrook
 Alzheimer's &
 HC Spec. ......      1,255        1971       1998      25 years
Blue Ridge
 Rehab. &
 Healthcare
 Ctr. ..........      1,096        1977       1998      32 years
Raleigh Rehab. &
 Healthcare
 Center.........      2,025        1969       1998      25 years
Rose Manor
 Health Care
 Center.........      1,251        1972       1998      26 years
Cypress Pointe
 Rehab & HC
 Center.........      1,228        1966       1998    28.5 years
Winston-Salem
 Rehab & HC
 Center.........      1,878        1968       1998      25 years
Silas Creek
 Manor..........        585        1966       1998    28.5 years
Lincoln Nursing
 Center.........      1,360        1976       1998      35 years
Guardian Care of
 Roanoke
 Rapids.........      1,485        1967       1998      25 years
Guardian Care of
 Henderson......        618        1957       1998      29 years
Rehab. & Nursing
 Center of
 Monroe.........        965        1963       1998      28 years

                                                                            Gross Amount
                                          Initial Cost to                 Carried at Close
               Location                       Company                        of Period
----------------------------------------- ----------------                ----------------
                                                 Buildings      Cost             Buildings
                                                    and     Capitalized             and
                                                 Improve-    Subsequent          Improve-
 Facility name           City       State  Land    ments   to Acquisition  Land    ments
 -------------     ---------------- ----- ------ --------- -------------- ------ ---------
Guardian Care of
 Kinston........   Kinston            NC  $  186  $3,038         --       $  186  $3,038
Guardian Care of
 Zebulon........   Zebulon            NC     179   1,933         --          179   1,933
Guardian Care of
 Rocky Mount....   Rocky Mount        NC     240   1,732         --          240   1,732
Rehab. & Health
 Center of
 Gastonia.......   Gastonia           NC     158   2,359         --          158   2,359
Guardian Care of
 Elizabeth
 City...........   Elizabeth City     NC      71     561         --           71     561
Chapel Hill
 Rehab. &
 Healthcare
 Ctr. ..........   Chapel Hill        NC     347   3,029         --          347   3,029
Homestead Health
 Care & Rehab
 Ctr. ..........   Lincoln            NE     277   1,528       1,178         277   2,706
Dover Rehab. &
 Living Center..   Dover              NH     355   3,797         --          355   3,797
Greenbriar
 Terrace
 Healthcare.....   Nashua             NH     776   6,011         --          776   6,011
Hanover Terrace
 Healthcare.....   Hanover            NH     326   1,825         --          326   1,825
Las Vegas
 Healthcare &
 Rehab. Ctr. ...   Las Vegas          NV     454   1,018         --          454   1,018
Torrey Pines
 Care Center....   Las Vegas          NV     256   1,324         --          256   1,324
Franklin Woods
 Health Care
 Center.........   Columbus           OH     190   4,712         --          190   4,712
Chillicothe
 Nursing &
 Rehab. Center..   Chillicothe        OH     128   3,481         --          128   3,481
Pickerington
 Nursing &
 Rehab. Ctr. ...   Pickerington       OH     312   4,382         --          312   4,382
Logan Health
 Care Center....   Logan              OH     169   3,750         --          169   3,750
Winchester Place
 Nsg. & Rehab.
 Ctr. ..........   Canal Winchestr.   OH     454   7,149         --          454   7,149
Minerva Park
 Nursing &
 Rehab. Ctr. ...   Columbus           OH     210   3,684         --          210   3,684
West Lafayette
 Rehab & Nsg
 Ctr. ..........   West Lafayette     OH     185   3,278         --          185   3,278
Cambridge Health
 & Rehab.
 Center.........   Cambridge          OH     108   2,642         --          108   2,642
Coshocton Health
 & Rehab.
 Center.........   Coshocton          OH     203   1,979         --          203   1,979
Bridgepark Ctr.
 for Rehab. &
 Nsg. Sv. ......   Akron              OH     341   5,491         --          341   5,491
Lebanon Country
 Manor..........   Lebanon            OH     105   3,617         --          105   3,617
Sunnyside Care
 Center.........   Salem              OR   1,519   2,688         --        1,519   2,688
Medford Rehab. &
 Healthcare
 Center.........   Medford            OR     362   4,610         --          362   4,610
Wyomissing Nsg.
 & Rehab.
 Ctr. ..........   Reading            PA      61   5,095         --           61   5,095
Health Havens
 Nursing &
 Rehab. Ctr. ...   E. Providence      RI     174   2,643         --          174   2,643
Oak Hill Nursing
 & Rehab.
 Ctr. ..........   Pawtucket          RI      91   6,724         --           91   6,724
Madison
 Healthcare &
 Rehab Ctr. ....   Madison            TN     168   1,445         --          168   1,445
Cordova Rehab. &
 Nursing
 Center.........   Cordova            TN     322   8,830         --          322   8,830
Primacy
 Healthcare &
 Rehab Ctr. ....   Memphis            TN   1,222   8,344         --        1,222   8,344
Masters Health
 Care Center....   Algood             TN     524   4,370         --          524   4,370
San Pedro
 Manor..........   San Antonio        TX     602   4,178         --          602   4,178
Wasatch Care
 Center.........   Ogden              UT     374     596         --          374     596
Crosslands
 Rehab. & Health
 Care Ctr. .....   Sandy              UT     334   4,300         --          334   4,300
St. George Care
 and Rehab.
 Center.........   St. George         UT     420   4,465         --          420   4,465
Federal Heights
 Rehab. & Nsg.
 Ctr. ..........   Salt Lake City     UT     201   2,322         --          201   2,322
Wasatch Valley
 Rehabilitation..  Salt Lake City     UT     389   3,545         --          389   3,545
               Location
-----------------------------------------
                                                      Life on Which
                                                      Depreciation
                                                        in Income
                   Accumulated    Date of      Date   Statement is
 Facility name     Depreciation Construction Acquired   Computed
 -------------     ------------ ------------ -------- -------------
Guardian Care of
 Kinston........      $  907        1961       1998     29 years
Guardian Care of
 Zebulon........         591        1973       1998     29 years
Guardian Care of
 Rocky Mount....         514        1975       1998     25 years
Rehab. & Health
 Center of
 Gastonia.......         769        1968       1998     29 years
Guardian Care of
 Elizabeth
 City...........         444        1977       1998     20 years
Chapel Hill
 Rehab. &
 Healthcare
 Ctr. ..........       1,041        1984       1998     28 years
Homestead Health
 Care & Rehab
 Ctr. ..........       1,851        1961       1998     45 years
Dover Rehab. &
 Living Center..       1,562        1969       1998     25 years
Greenbriar
 Terrace
 Healthcare.....       2,270        1963       1998     25 years
Hanover Terrace
 Healthcare.....         549        1969       1998     29 years
Las Vegas
 Healthcare &
 Rehab. Ctr. ...         221        1940       1998     30 years
Torrey Pines
 Care Center....         424        1971       1998     29 years
Franklin Woods
 Health Care
 Center.........       1,140        1986       1998     38 years
Chillicothe
 Nursing &
 Rehab. Center..       1,430        1976       1998     34 years
Pickerington
 Nursing &
 Rehab. Ctr. ...       1,034        1984       1998     37 years
Logan Health
 Care Center....       1,143        1979       1998     30 years
Winchester Place
 Nsg. & Rehab.
 Ctr. ..........       2,388        1974       1998     28 years
Minerva Park
 Nursing &
 Rehab. Ctr. ...         549        1973       1998     45 years
West Lafayette
 Rehab & Nsg
 Ctr. ..........         577        1972       1998     45 years
Cambridge Health
 & Rehab.
 Center.........         779        1975       1998     25 years
Coshocton Health
 & Rehab.
 Center.........         585        1974       1998     25 years
Bridgepark Ctr.
 for Rehab. &
 Nsg. Sv. ......       1,755        1970       1998     28 years
Lebanon Country
 Manor..........       1,192        1984       1998     43 years
Sunnyside Care
 Center.........         824        1981       1998     30 years
Medford Rehab. &
 Healthcare
 Center.........       1,402        N/A        1998     34 years
Wyomissing Nsg.
 & Rehab.
 Ctr. ..........         501        1966       1998     45 years
Health Havens
 Nursing &
 Rehab. Ctr. ...         264        1962       1998     45 years
Oak Hill Nursing
 & Rehab.
 Ctr. ..........         668        1966       1998     45 years
Madison
 Healthcare &
 Rehab Ctr. ....         464        1968       1998     29 years
Cordova Rehab. &
 Nursing
 Center.........       3,210        1979       1998     39 years
Primacy
 Healthcare &
 Rehab Ctr. ....       2,162        1980       1998     37 years
Masters Health
 Care Center....       1,537        1981       1998     38 years
San Pedro
 Manor..........         448        1985       1998     45 years
Wasatch Care
 Center.........         389        1964       1998     25 years
Crosslands
 Rehab. & Health
 Care Ctr. .....         916        1987       1998     40 years
St. George Care
 and Rehab.
 Center.........       1,435        1976       1998     29 years
Federal Heights
 Rehab. & Nsg.
 Ctr. ..........         728        1962       1998     29 years
Wasatch Valley
 Rehabilitation..        989        1962       1998     29 years

                                                                            Gross Amount
                                          Initial Cost to                 Carried at Close
               Location                       Company                         of Period
---------------------------------------- -----------------                -----------------
                                                 Buildings      Cost              Buildings
                                                    and     Capitalized              and
                                                 Improve-    Subsequent           Improve-
 Facility name          City       State  Land     ments   to Acquisition  Land     ments
 -------------    ---------------- ----- ------- --------- -------------- ------- ---------
Nansemond Pointe
 Rehab. & HC
 Ctr. ..........  Suffolk            VA  $   534 $  6,990        --       $   534 $  6,990
Harbour Pointe
 Med. & Rehab.
 Ctr. ..........  Norfolk            VA      427    4,441        --           427    4,441
River Pointe
 Rehab. &
 Healthc.
 Ctr. ..........  Virginia Beach     VA      770    4,440        --           770    4,440
Bay Pointe
 Medical &
 Rehab. Centre..  Virginia Beach     VA      805    2,886        --           805    2,886
Birchwood
 Terrace
 Healthcare.....  Burlington         VT       15    4,656        --            15    4,656
Arden
 Rehabilitation
 & Healthcare
 Ctr. ..........  Seattle            WA    1,111    4,013        --         1,111    4,013
Northwest
 Continuum Care
 Center.........  Longview           WA      145    2,563        --           145    2,563
Bellingham
 Health Care &
 Rehab. Svc. ...  Bellingham         WA      442    3,823        --           442    3,823
Rainier Vista
 Care Center....  Puyallup           WA      520    4,780        --           520    4,780
Lakewood
 Healthcare
 Center.........  Lakewood           WA      504    3,511        --           504    3,511
Vencor of
 Vancouver HC &
 Rehab. ........  Vancouver          WA      449    2,964        --           449    2,964
Heritage Health
 & Rehab.
 Center.........  Vancouver          WA       76      835        --            76      835
Edmonds Rehab. &
 Healthcare
 Ctr. ..........  Edmonds            WA      355    3,032        --           355    3,032
Queen Anne
 Healthcare.....  Seattle            WA      570    2,750        --           570    2,750
San Luis Medical
 & Rehab
 Center.........  Greenbay           WI      259    5,299        --           259    5,299
Eastview Medical
 & Rehab.
 Center.........  Antigo             WI      200    4,047        --           200    4,047
Colonial Manor
 Medical & Rehab
 Ctr. ..........  Wausau             WI      169    3,370        --           169    3,370
Colony Oaks Care
 Center.........  Appleton           WI      353    3,571        --           353    3,571
North Ridge Med.
 & Rehab.
 Center.........  Manitowoc          WI      206    3,785        --           206    3,785
Vallhaven Care
 Center.........  Neenah             WI      337    5,125        --           337    5,125
Kennedy Park
 Medical &
 Rehab. Ctr. ...  Schofield          WI      301    3,596        --           301    3,596
Family Heritage
 Med. & Rehab.
 Ctr. ..........  Wisconsin Rapids   WI      240    3,350        --           240    3,350
Mt. Carmel
 Medical &
 Rehab. Ctr. ...  Burlington         WI      274    7,205        --           274    7,205
Mt. Carmel
 Medical &
 Rehab. Ctr. ...  Milwaukee          WI    2,356   22,571        --         2,356   22,571
Sheridan Medical
 Complex........  Kenosha            WI      282    4,910        --           282    4,910
Woodstock Health
 & Rehab.
 Center.........  Kenosha            WI      562    7,424        --           562    7,424
Mountain Towers
 Healthcare &
 Rehab. ........  Cheyenne           WY      342    3,814        --           342    3,814
South Central
 Wyoming HC. &
 Rehab. ........  Rawlins            WY      151    1,738        --           151    1,738
Wind River
 Healthcare &
 Rehab. Ctr. ...  Riverton           WY      179    1,559        --           179    1,559
Sage View Care
 Center.........  Rock Springs       WY      287    2,392        --           287    2,392
                                         ------- --------      -----      ------- --------
TOTAL VENCOR NURSING FACILITIES........   74,942  731,365      1,178       74,942  732,543
               Location
----------------------------------------
                                                     Life on Which
                                                     Depreciation
                                                       in Income
                  Accumulated    Date of      Date   Statement is
 Facility name    Depreciation Construction Acquired   Computed
 -------------    ------------ ------------ -------- -------------
Nansemond Pointe
 Rehab. & HC
 Ctr. ..........    $  2,026      1963        1998      32 years
Harbour Pointe
 Med. & Rehab.
 Ctr. ..........       1,384      1969        1998      28 years
River Pointe
 Rehab. &
 Healthc.
 Ctr. ..........       1,753      1953        1998      25 years
Bay Pointe
 Medical &
 Rehab. Centre..         856      1971        1998      29 years
Birchwood
 Terrace
 Healthcare.....       1,822      1965        1998      27 years
Arden
 Rehabilitation
 & Healthcare
 Ctr. ..........       1,220      1950's      1998    28.5 years
Northwest
 Continuum Care
 Center.........         807      1955        1998      29 years
Bellingham
 Health Care &
 Rehab. Svc. ...       1,153      1972        1998    28.5 years
Rainier Vista
 Care Center....       1,124      1986        1998      40 years
Lakewood
 Healthcare
 Center.........         815      1989        1998      45 years
Vencor of
 Vancouver HC &
 Rehab. ........         956      1970        1998      28 years
Heritage Health
 & Rehab.
 Center.........         241      1955        1998      29 years
Edmonds Rehab. &
 Healthcare
 Ctr. ..........       1,079      1961        1998      25 years
Queen Anne
 Healthcare.....         864      1970        1998      29 years
San Luis Medical
 & Rehab
 Center.........       1,433      N/A         1998      25 years
Eastview Medical
 & Rehab.
 Center.........       1,451      1962        1998      28 years
Colonial Manor
 Medical & Rehab
 Ctr. ..........       1,102      1964        1998      30 years
Colony Oaks Care
 Center.........       1,186      1967        1998      29 years
North Ridge Med.
 & Rehab.
 Center.........       1,170      1964        1998      29 years
Vallhaven Care
 Center.........       1,648      1966        1998      28 years
Kennedy Park
 Medical &
 Rehab. Ctr. ...       2,218      1966        1998      29 years
Family Heritage
 Med. & Rehab.
 Ctr. ..........       2,260      1966        1998      26 years
Mt. Carmel
 Medical &
 Rehab. Ctr. ...       2,016      1971        1998      30 years
Mt. Carmel
 Medical &
 Rehab. Ctr. ...       7,394      1958        1998      30 years
Sheridan Medical
 Complex........       1,808      1964        1998      25 years
Woodstock Health
 & Rehab.
 Center.........       2,862      1970        1998      25 years
Mountain Towers
 Healthcare &
 Rehab. ........       1,070      1964        1998      29 years
South Central
 Wyoming HC. &
 Rehab. ........         521      1955        1998      29 years
Wind River
 Healthcare &
 Rehab. Ctr. ...         462      1967        1998      29 years
Sage View Care
 Center.........         739      1964        1998      30 years
                  ------------
TOTAL VENCOR NURSING 230,272FACILITIES........

                                                                           Gross Amount
                                         Initial Cost to                 Carried at Close
               Location                      Company                         of Period
--------------------------------------- -----------------                -----------------
                                                Buildings      Cost              Buildings
                                                   and     Capitalized              and
                                                Improve-    Subsequent           Improve-
 Facility name         City       State  Land     ments   to Acquisition  Land     ments
 -------------    --------------- ----- ------- --------- -------------- ------- ---------
NON-VENCOR SKILLED NURSING FACILITIES
Birchwood Care
 Center.........                    MI  $   291 $  6,187        --       $   285 $  3,095
Clara Barton
 Terrace........                    MI      375    2,219        --           375    2,219
Mary Avenue Care
 Center.........                    MI      162    1,744        --           162    1,744
Woodside
 Convalescent
 Center.........                    MN      639    3,440          56         639    3,496
Hillhaven
 Convalescent
 Center.........                    NV      121    1,181        --           121    1,181
Marietta
 Convalescent
 Center.........                    OH      158    3,266        --           158    3,266
                                        ------- --------      ------     ------- --------
TOTAL NON-VENCOR SKILLED NURSING
 FACILITIES...........................    1,746   18,037          56       1,740   15,001
                                        ------- --------      ------     ------- --------
TOTAL FOR SKILLED NURSING FACILITIES..   76,688  749,402       1,234      76,682  747,544
                                        ======= ========      ======     ======= ========
VENCOR HOSPITALS
Vencor
 Hospital--
 Phoenix........  Phoenix           AZ      226    3,359        --           226    3,359
Vencor
 Hospital--
 Tucson.........  Tucson            AZ      130    3,091        --           130    3,091
Vencor
 Hospital--
 Ontario........  Ontario           CA      523    2,988        --           523    2,988
Vencor
 Hospital--San
 Leandro........  San Leandro       CA    2,735    5,870        --         2,735    5,870
Vencor
 Hospital--
 Orange County..  Westminster       CA      728    7,384        --           728    7,384
THC--Orange
 County.........  Orange County     CA    3,144    2,611        --         3,144    2,611
Vencor
 Hospital--San
 Diego..........  San Diego         CA      670   11,764        --           670   11,764
Recovery Inn of
 Menlo Park.....  Menlo Park        CA      --     2,799        --           --     2,799
Vencor
 Hospital--
 Denver.........  Denver            CO      896    6,367        --           896    6,367
Vencor
 Hospital--Coral
 Gables.........  Coral Gables      FL    1,071    5,348        --         1,071    5,348
Vencor
 Hospital--St.
 Petersburg.....  St. Petersburg    FL    1,418   17,525        7          1,418   17,532
Vencor
 Hospital--Ft.
 Lauderdale.....  Ft. Lauderdale    FL    1,758   14,080        --         1,758   14,080
Vencor
 Hospital--North
 Florida........  Green Cove Spr.   FL      145    4,613        --           145    4,613
Vencor
 Hospital--
 Central Tampa..  Tampa             FL    2,732    7,676        --         2,732    7,676
Vencor
 Hospital--
 Hollywood......  Hollywood         FL      605    5,229        --           605    5,229
Vencor
 Hospital--
 Sycamore.......  Sycamore          IL       77    8,549        --            77    8,549
Vencor
 Hospital--
 Chicago North..  Chicago           IL    1,583   19,980        --         1,583   19,980
Vencor
 Hospital--Lake
 Shore..........  Chicago           IL    1,513    9,525        --         1,513    9,525
Vencor
 Hospital--
 Northlake......  Northlake         IL      850    6,498        --           850    6,498
Vencor
 Hospital--
 LaGrange.......  LaGrange          IN      173    2,330        --           173    2,330
Vencor
 Hospital--
 Indianapolis...  Indianapolis      IN      985    3,801        --           985    3,801
Vencor
 Hospital--
 Louisville.....  Louisville        KY    3,041   12,330        --         3,041   12,330
Vencor
 Hospital--New
 Orleans........  New Orleans       LA      648    4,971        --           648    4,971
Vencor Hosp--
 Boston
 Northshore.....  Peabody           MA      543    7,568        --           543    7,568
Vencor
 Hospital--
 Boston.........  Boston            MA    1,551    9,796        --         1,551    9,796
Vencor
 Hospital--
 Detroit........  Detroit           MI      355    3,544        --           355    3,544
Vencor
 Hospital--Metro
 Detroit........  Detroit           MI      564    4,896        --           564    4,896
               Location
---------------------------------------
                                                     Life on Which
                                                     Depreciation
                                                       in Income
                  Accumulated    Date of      Date   Statement is
 Facility name    Depreciation Construction Acquired   Computed
 -------------    ------------ ------------ -------- -------------
NON-VENCOR SKILLED NURSING FACILITIES
Birchwood Care
 Center.........    $  1,241       N/A        1998     36 years
Clara Barton
 Terrace........       2,115       N/A        1998     21 years
Mary Avenue Care
 Center.........       1,578       N/A        1998     21 years
Woodside
 Convalescent
 Center.........       2,283       N/A        1998     28 years
Hillhaven
 Convalescent
 Center.........         784       N/A        1998     40 years
Marietta
 Convalescent
 Center.........         840       N/A        1998     25 years
                  ------------
TOTAL NON-VENCOR SKILLED NURSING
 FACILITIES.....       8,841
                  ------------
TOTAL FOR SKILLED NURSING
 FACILITIES......    239,113
                  ============

VENCOR HOSPITALS
Vencor
 Hospital--
 Phoenix........       1,134       N/A        1998     30 years
Vencor
 Hospital--
 Tucson.........       1,158       N/A        1998     25 years
Vencor
 Hospital--
 Ontario........         903       N/A        1998     25 years
Vencor
 Hospital--San
 Leandro........       3,276       N/A        1998     25 years
Vencor
 Hospital--
 Orange County..       2,858       N/A        1998     20 years
THC--Orange
 County.........         268       1990       1998     40 years
Vencor
 Hospital--San
 Diego..........       3,227       N/A        1998     25 years
Recovery Inn of
 Menlo Park.....       1,123       1992       1998     20 years
Vencor
 Hospital--
 Denver.........       2,556       N/A        1998     20 years
Vencor
 Hospital--Coral
 Gables.........       2,168       N/A        1998     30 years
Vencor
 Hospital--St.
 Petersburg.....       3,758       1968       1998     40 years
Vencor
 Hospital--Ft.
 Lauderdale.....       5,061       N/A        1998     30 years
Vencor
 Hospital--North
 Florida........       1,266       N/A        1998     20 years
Vencor
 Hospital--
 Central Tampa..       1,031       1970       1998     40 years
Vencor
 Hospital--
 Hollywood......       1,030       1937       1998     20 years
Vencor
 Hospital--
 Sycamore.......       2,389       N/A        1998     20 years
Vencor
 Hospital--
 Chicago North..       5,038       N/A        1998     25 years
Vencor
 Hospital--Lake
 Shore..........       3,262       1995       1998     20 years
Vencor
 Hospital--
 Northlake......       2,392       N/A        1998     30 years
Vencor
 Hospital--
 LaGrange.......       1,619       N/A        1998     25 years
Vencor
 Hospital--
 Indianapolis...       1,429       N/A        1998     30 years
Vencor
 Hospital--
 Louisville.....       3,327       N/A        1998     20 years
Vencor
 Hospital--New
 Orleans........       2,209       1968       1998     20 years
Vencor Hosp--
 Boston
 Northshore.....       1,047       1974       1998     40 years
Vencor
 Hospital--
 Boston.........       4,293       N/A        1998     25 years
Vencor
 Hospital--
 Detroit........       1,513       N/A        1998     20 years
Vencor
 Hospital--Metro
 Detroit........         511       1980       1998     40 years

                                                                           Gross Amount
                                       Initial Cost to                  Carried at Close of
              Location                     Company                            Period
------------------------------------ -------------------                -------------------
                                              Buildings       Cost               Buildings
                                                 and      Capitalized               and
                                               Improve-    Subsequent             Improve-
 Facility name       City      State   Land     ments    to Acquisition   Land     ments
 -------------   ------------- ----- -------- ---------- -------------- -------- ----------
Vencor
 Hospital--
 Minneapolis.... Golden Valley   MN  $    223 $    8,120       --       $    223 $    8,120
Vencor
 Hospital--
 Kansas City.... Kansas City     MO       277      2,914       --            277      2,914
Vencor
 Hospital--St.
 Louis.......... St. Louis       MO     1,126      2,087       --          1,126      2,087
Vencor
 Hospital--
 Greensboro..... Greensboro      NC     1,010      7,586       --          1,010      7,586
Vencor
 Hospital--
 Albuquerque.... Albuquerque     NM        11      4,253       --             11      4,253
THC--Las Vegas
 Hospital....... Las Vegas       NV     1,110      2,177       --          1,110      2,177
Vencor
 Hospital--
 Oklahoma City.. Oklahoma City   OK       293      5,607       --            293      5,607
Vencor
 Hospital--
 Philadelphia... Philadelphia    PA       135      5,223       --            135      5,223
Vencor
 Hospital--
 Pittsburgh..... Oakdale         PA       662     12,854       --            662     12,854
Vencor
 Hospital--
 Chattanooga.... Chattanooga     TN       757      4,415       --            757      4,415
Vencor
 Hospital--San
 Antonio........ San Antonio     TX       249     11,413       --            249     11,413
Vencor
 Hospital--Ft.
 Worth
 Southwest...... Ft. Worth       TX     2,342      7,458       --          2,342      7,458
Vencor
 Hospital--
 Houston
 Northwest...... Houston         TX     1,699      6,788       --          1,699      6,788
Vencor
 Hospital--
 Mansfield...... Mansfield       TX       267      2,462       --            267      2,462
Vencor
 Hospital--Ft.
 Worth West..... Ft. Worth       TX       648     10,608       --            648     10,608
Vencor
 Hospital--
 Houston........ Houston         TX        33      7,062       --             33      7,062
Vencor
 Hospital--
 Arlington, VA.. Arlington       VA     3,025      3,105       --          3,025      3,105
Vencor
 Hospital--Mt.
 Carmel......... Mt. Carmel      WI       322      3,296       --            322      3,296
TOTAL FOR VENCOR HOSPITALS PERSONAL
 CARE FACILITIES....................   42,853    301,920          7       42,853    301,927
ResCare--
 Tangram--8
 sites.......... San Marcos      TX       616      6,512          4          616      6,521
                                     -------- ----------     ------     -------- ----------
                                     $120,157 $1,057,834     $1,245     $120,151 $1,055,992
                                     ======== ==========     ======     ======== ==========
              Location
------------------------------------
                                                    Life on Which
                                                    Depreciation
                                                      in Income
                 Accumulated    Date of      Date   Statement is
 Facility name   Depreciation Construction Acquired   Computed
 -------------   ------------ ------------ -------- -------------
Vencor
 Hospital--
 Minneapolis....   $  1,621       1952       1998     40 years
Vencor
 Hospital--
 Kansas City....      1,135       N/A        1998     30 years
Vencor
 Hospital--St.
 Louis..........        971       N/A        1998     40 years
Vencor
 Hospital--
 Greensboro.....      2,619       N/A        1998     20 years
Vencor
 Hospital--
 Albuquerque....        505       1985       1998     40 years
THC--Las Vegas
 Hospital.......        271       1980       1998     40 years
Vencor
 Hospital--
 Oklahoma City..      1,669       N/A        1998     30 years
Vencor
 Hospital--
 Philadelphia...        926       N/A        1998     35 years
Vencor
 Hospital--
 Pittsburgh.....      2,365       N/A        1998     40 years
Vencor
 Hospital--
 Chattanooga....      1,691       N/A        1998     22 years
Vencor
 Hospital--San
 Antonio........      3,185       N/A        1998     30 years
Vencor
 Hospital--Ft.
 Worth
 Southwest......      1,873       1987       1998     20 years
Vencor
 Hospital--
 Houston
 Northwest......      1,182       1986       1998     40 years
Vencor
 Hospital--
 Mansfield......        822       N/A        1998     40 years
Vencor
 Hospital--Ft.
 Worth West.....      2,725       N/A        1998     34 years
Vencor
 Hospital--
 Houston........      2,284       N/A        1998     20 years
Vencor
 Hospital--
 Arlington, VA..      1,127       N/A        1998     28 years
Vencor
 Hospital--Mt.
 Carmel.........        935       1989       1998     20 years
TOTAL FOR VENCOR HOSPITALS PERSONAL
 CARE FACILITIES.....87,752
ResCare--
 Tangram--8
 sites..........        733       N/A                 20 years
                 ------------
                   $327,598
                 ============

                                                          For the years ended
                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period.......................... $1,182,547  $1,185,969
Additions during period:
 Acquisitions...........................................        --          --
Dispositions:
 Asset impairment.......................................                 (3,422)
 Sale of facility.......................................     (6,404)        --
                                                         ----------  ----------
Balance end of period................................... $1,176,143  $1,182,547
                                                         ==========  ==========
Accumulated depreciation:
Balance at beginning of period.......................... $  287,756  $  246,509
Additions during period:
 Depreciation expense...................................     42,188      42,742
Dispositions:
 Asset impairment.......................................                 (1,495)
 Sale of facility.......................................     (2,346)        --
                                                         ----------  ----------
Balance end of period................................... $  327,598  $  287,756
                                                         ==========  ==========

--------
* Pursuant to the terms of the Amended Credit Agreement, a mortgage was granted on all properties, effective February 28, 2000.