Form 10-Q
period 2001-03-31
VENTAS INC
filed 2001-05-14
CIK 740260

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO      .

                        Commission file number: 1-10989

                                 Ventas, Inc.
            (Exact name of registrant as specified in its charter)


               Delaware                                       61-1055020
     (State or other jurisdiction)                         (I.R.S. Employer
                                                        Identification Number)

    4360 Brownsboro Road, Suite 115
         Louisville, Kentucky                                 40207-1642
(Address of principal executive offices)                      (Zip Code)


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


      Class of Common Stock:                  Outstanding at May 10, 2001:
   Common Stock, $.25 par value                    68,719,007 Shares

                                 VENTAS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                           Page
                                                                                                           ----

PART I--FINANCIAL INFORMATION...........................................................................     3
Item 1. Financial Statements............................................................................     3
        Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000................     3
        Condensed Consolidated Statements of Income for the Three Months Ended
           March 31, 2001 and March 31, 2000............................................................     4
        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2001 and March 31, 2000............................................................     5
        Notes To Condensed Consolidated Financial Statements............................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........    28
Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................    41

PART II--OTHER INFORMATION..............................................................................    42
Item 1. Legal Proceedings...............................................................................    42
Item 2. Changes in Securities and Use of Proceeds.......................................................    42
Item 6. Exhibits and Reports on Form 8-K................................................................    42



                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VENTAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                     March 31,            December 31,
                                                                                       2001                   2000
                                                                                    (Unaudited)            (Audited)
                                                                                    -----------           -----------
                                   Assets
Real estate investments:
  Land........................................................................      $   120,151           $   120,151
  Building and improvements...................................................        1,055,992             1,055,992
                                                                                    -----------           -----------
                                                                                      1,176,143             1,176,143
  Accumulated depreciation....................................................         (338,072)             (327,598)
                                                                                    -----------           -----------
     Total real estate investments............................................          838,071               848,545
Cash and cash equivalents.....................................................           55,098                87,401
Restricted cash--disputed federal, state and local tax refunds and
  accumulated Interest........................................................           27,053                26,893
Recoverable federal  income taxes.............................................            3,211                 3,211
Deferred financing costs, net.................................................           10,264                10,875
Notes receivable from employees...............................................            3,882                 3,422
Other.........................................................................            1,110                   798
                                                                                    -----------           -----------

     Total assets.............................................................      $   938,689           $   981,145
                                                                                    ===========           ===========

                     Liabilities and stockholders' equity
Liabilities:
  Notes payable and other debt................................................      $   851,385           $   886,385
  United States Settlement....................................................           96,493                96,493
  Deferred gain on partial termination of interest rate swap agreement........               --                21,605
  Interest rate hedge.........................................................           21,633                    --
  Accrued dividend............................................................               --                19,846
  Accounts payable and other accrued liabilities..............................           14,315                13,720
  Other liabilities--disputed federal, state and local tax refunds and
   accumulated interest.......................................................           30,264                30,104
  Deferred income taxes.......................................................           30,506                30,506
                                                                                    -----------           -----------
     Total liabilities........................................................        1,044,596             1,098,659
                                                                                    -----------           -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, unissued...................................................               --                    --
  Common stock................................................................           18,402                18,402
  Capital in excess of par value..............................................          126,243               132,228
  Unearned compensation on restricted stock...................................           (2,242)               (1,338)
  Accumulated other comprehensive income......................................              (28)                   --
  Retained earnings (deficit).................................................         (110,745)             (121,323)
                                                                                    -----------           -----------
                                                                                         31,630                27,969
  Treasury stock..............................................................         (137,537)             (145,483)
                                                                                    -----------           -----------
     Total stockholders' equity (deficit).....................................         (105,907)             (117,514)
                                                                                    -----------           -----------
     Total liabilities and stockholders' equity...............................      $   938,689           $   981,145
                                                                                    ===========           ===========


           See notes to condensed consolidated financial statements

                                 VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                             Three Months Ended
                                                                     ----------------------------------
                                                                      March 31,               March 31,
                                                                         2001                    2000
                                                                     ----------              ----------
Revenues:
     Rental income..........................................         $   46,118              $   57,483
     Interest and other income..............................              1,506                   1,617
                                                                     ----------              ----------
                                                                         47,624                  59,100

     General and administrative.............................              2,549                   2,269
     Professional fees......................................              1,799                   3,322
     Non-recurring employee severance costs.................                 --                     355
     Loss on uncollectible amounts due from tenant..........                 --                  11,307
     Amortization of restricted stock grants................                403                     405
     Depreciation...........................................             10,498                  10,653
     Interest...............................................             21,121                  23,849
                                                                     ----------              ----------
                                                                         36,370                  52,160
                                                                     ----------              ----------
Income before extraordinary loss and taxes..................             11,254                   6,940
Provision for income taxes..................................                675                      --
                                                                     ----------              ----------
Income before extraordinary loss............................             10,579                   6,940
Extraordinary loss on extinguishment of debt................                 --                  (4,207)
                                                                     ----------              ----------
Net income..................................................         $   10,579              $    2,733
                                                                     ==========              ==========

Earnings per common share:
     Basic:
          Income before extraordinary loss..................         $     0.16              $     0.10
          Extraordinary loss on extinguishment of debt......                 --                   (0.06)
                                                                     ----------              ----------
          Net income........................................         $     0.16              $     0.04
                                                                     ==========              ==========
     Diluted:
          Income before extraordinary loss..................         $     0.15              $     0.10
          Extraordinary loss on extinguishment of debt......                 --                   (0.06)
                                                                     ----------              ----------
          Net income........................................         $     0.15              $     0.04
                                                                     ==========              ==========


Shares used in computing earnings per
    common share:
     Basic..................................................             68,222                  67,898
     Diluted................................................             68,872                  67,912



           See notes to condensed consolidated financial statements

                                 VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                                   Three Months Ended
                                                                                            -------------------------------
                                                                                             March 31,            March 31,
                                                                                               2001                 2000
                                                                                            ----------           ----------
Cash flows from operating activities:
Net income.....................................................................             $   10,579           $    2,733
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..............................................................                 10,498               10,653
     Amortization of deferred financing costs..................................                    611                1,403
     Amortization of restricted stock grants...................................                    403                  405
     Normalized rents..........................................................                      7                  (40)
     Extraordinary loss on extinguishment of debt..............................                     --                4,207
  Changes in operating assets and liabilities:
     Increase in restricted cash...............................................                   (160)                  --
     Decrease (increase) in accounts receivable and other assets...............                   (247)              25,358
     Increase in accounts payable and accrued and other
       liabilities.............................................................                  1,407                  817
                                                                                            ----------           ----------
        Net cash provided by operating activities..............................                 23,098               45,536
Cash flows from investing activities:
  Purchase of furniture and equipment..........................................                    (95)                  --
  Increase in notes receivable from employees..................................                   (460)                  --
                                                                                            ----------           ----------
        Net cash used in investing activities..................................                   (555)                  --
Cash flows from financing activities:
  Repayment of long-term debt..................................................                (35,000)             (50,879)
  Payment of deferred financing costs..........................................                     --              (12,616)
  Issuance of restricted stock.................................................                     --                   13
  Cash distribution to stockholders............................................                (19,846)                  --
                                                                                            ----------           ----------
        Net cash used in financing activities..................................                (54,846)             (63,482)
                                                                                            ----------           ----------
Decrease in cash and cash equivalents..........................................                (32,303)             (17,946)
Cash and cash equivalents--beginning of period.................................                 87,401              139,594
                                                                                            ----------           ----------
Cash and cash equivalents--end of period.......................................             $   55,098           $  121,648
                                                                                            ==========           ==========



           See notes to condensed consolidated financial statements

                                 VENTAS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--REPORTING ENTITY

     Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. The Company owns or leases 44 hospitals, 216 nursing facilities and eight personal care facilities in 36 states, as of March 31, 2001. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

NOTE 2--BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily an indication of the results that may be expected for the year ending December 31, 2001. The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 2000. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Segment Reporting
     -----------------

     The Company has one primary reportable segment, which consists of investment in real estate. The Company's primary business is owning and leasing health care facilities and leasing or subleasing such facilities to third parties, primarily Kindred Healthcare, Inc. (formerly known as Vencor, Inc.) ("Kindred") (See "Note 3--Concentration of Credit Risk and Recent Developments"). All of the Company's leases are triple-net leases, which require the tenants to pay all property related expenses. Substantially all depreciation and interest expenses reflected in the condensed consolidated statements of income relate to the ownership of the Company's investment in real estate.

     Change in Accounting Principle
     ------------------------------

     In June of 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. On January 1, 2001, the Company adopted SFAS No. 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. The adoption of the standard as of January 1, 2001 resulted in the recognition of a liability of $4.1 million to reflect the fair value of the Company's interest rate swap agreement and an identical reduction to other comprehensive income, a component of stockholders' equity. In addition, the $21.6 million

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferred gain recognized on a terminated derivative position was reclassified to other comprehensive income, resulting in a cumulative adjustment to other comprehensive income of $17.5 million. The transition amounts were determined based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates, the computed "effectiveness" of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. The Company believes that the hedge is highly effective as defined by SFAS No. 133. On March 31, 2001, the derivative instrument was reported at its fair value in Liabilities in the Condensed Consolidated Balance Sheet at $21.6 million. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income. See "Note 4--Bank Credit Facility."


NOTE 3--CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

     As of March 31, 2001, approximately 70.1% of the Company's real estate investments (based on cost) related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states, and lease revenues from operations in only one state account for more than ten percent (10%) of rental revenues. The Company leases all of its hospitals and 210 of its nursing facilities to Kindred and certain of its subsidiaries under four amended and restated master lease agreements dated April 20, 2001 (individually an "Amended Master Lease" and collectively the "Amended Master Leases"). See "--Recent Developments Regarding Kindred - Spin Agreements and Other Arrangements Under the Final Plan-- Amended Master Leases."

     Because the Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company's revenues, Kindred's financial condition and ability to satisfy its obligations under the Amended Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and other obligations and to make distributions to its stockholders. The operations of Kindred were negatively impacted by changes in governmental reimbursement rates, by its level of indebtedness and by certain other factors. As a result, Kindred filed for protection under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on September 13, 1999. On March 19, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order on the docket confirming Kindred's final plan of reorganization restructuring Kindred's debt and lease obligations. Kindred emerged from bankruptcy on the terms of the Final Plan (as defined below) on April 20, 2001. Kindred's financial condition and its ability and willingness to meet its rent obligations will determine the Company's rental revenues and the Company's ability to service its indebtedness and other obligations and to make distributions to its stockholders. In addition, any failure by Kindred to conduct its operations effectively could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness and other obligations and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect"). There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Amended Master Leases or that Kindred will perform its obligations under the Amended Master Leases. Since the Amended Master Leases are structured as triple-net leases under which Kindred is responsible for all or substantially all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Kindred to satisfy its obligations under the Amended Master Leases would have a Material Adverse Effect on the Company. In addition, the credit standing of the Company is affected by the general creditworthiness of Kindred.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Developments Regarding Kindred

Kindred Bankruptcy

     On September 13, 1999 (the "Petition Date"), Kindred filed for protection under chapter 11 of the Bankruptcy Code with the Bankruptcy Court. On December 14, 2000, Kindred filed its fourth amended plan of reorganization (the "Fourth Amended Plan") with the Bankruptcy Court, containing the final terms of the restructuring of Kindred's debt and lease obligations.

     A hearing on the confirmation of the Fourth Amended Plan was held before the Bankruptcy Court on March 1, 2001 (the "Confirmation Hearing"). The Fourth Amended Plan, which was modified on the record of the Confirmation Hearing, was confirmed (as confirmed, the "Final Plan") by an order of the Bankruptcy
Court, which order was entered on the docket on March 19, 2001 (the "Kindred Confirmation Date"). The Final Plan became effective on April 20, 2001 (the "Kindred Effective Date").

Summary of Economic Terms of the Final Plan

     Under the terms of the Final Plan, the Company, among other things, (i) retained all rent paid by Kindred through the Kindred Effective Date, (ii) amended and restated its leases with Kindred in the form of the Amended Master Leases and (iii) received 1,498,500 shares of the common stock of Kindred together with certain registration rights.

     Annual base rent under the Amended Master Leases is scheduled to be $180.7 million from May 1, 2001 to April 30, 2002. For the period through April 30, 2004, annual base rent, which is payable in all cash, will escalate 3.5% on May 1 of each year, commencing May 1, 2002, if certain tenant revenue parameters are achieved. Assuming such tenant revenue parameters are achieved, annual base rent under the Amended Master Leases will be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. All of the annual base rent will be paid in cash through April 30, 2004. Commencing May 1, 2004, if a Kindred Bank Refinancing Transaction (as defined below) has occurred, the 3.5% annual escalator will be paid in cash and the full amount of the annual base rent will be paid in cash. If a Kindred Bank Refinancing Transaction has not occurred, then on May 1, 2004 the 3.5% annual escalator under the Amended Master Leases will be comprised of (a) an annual cash escalator of approximately 2% on the rent payable in cash during the prior lease year and (b) a 1.5% annual non-cash rent escalator that will accrue at the annual rate of the London Interbank Offered Market Rate ("LIBOR") plus 450 basis points until the occurrence of a Kindred Bank Refinancing Transaction, at which time the accrual with interest shall be due and payable and thereafter the 1.5% non-cash rent escalator will convert to a cash escalator so that the total cash escalator thereafter will equal 3.5% per year. Under the terms of the Final Plan, Kindred paid $15.1 million in base rent for April 2001, which is the monthly base rent amount under the stipulation and order entered by the Bankruptcy Court on or about September 13, 1999 (the "Rent Stipulation"). The Company also has the one time right to reset the rents under the Amended Master Leases, exercisable 5 1/4 years after the Kindred Effective Date on an Amended Master Lease by Amended Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Amended Master Lease. See "--Amended Master Leases."

     On the Kindred Effective Date, Ventas Realty received 1,498,500 shares of the common stock in Kindred as restructured under the Final Plan, representing 9.99% of the issued and outstanding common stock in Kindred as of the Kindred Effective Date (the "New Kindred Common Stock"). The New Kindred Common Stock held by Ventas Realty is subject to dilution from stock issuances occurring after the Kindred Effective Date. The New Kindred Common Stock was issued to Ventas Realty as additional future rent in consideration of the Company and Ventas Realty's agreement to charge the base rent as provided in the Amended Master Leases. The value of the

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company's New Kindred Common Stock will be amortized as future rent over the weighted average remaining term of the Amended Master Leases for financial reporting purposes.

     Except as explained below, Kindred has assumed and agreed to continue to perform its obligations under the various agreements (the "Spin Agreements") entered into by the Company and Kindred at the time of the corporate reorganization on May 1, 1998, pursuant to which the Company was separated into two publicly held corporations (the "1998 Spin Off"), including, without limitation, the obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off. See "--Spin Agreements and Other Arrangements under the Final Plan."

     As of the Kindred Effective Date, certain federal, state and local tax refund proceeds received on or after September 13, 1999 by Kindred or the Company for tax periods prior to and including the 1998 Spin Off (the "Subject Periods") were placed into an escrow account to be used to satisfy any potential tax liabilities for the Subject Periods. When audits of the relevant tax periods have been concluded, any residual amount remaining in escrow will be shared equally by the Company and Kindred. All interest accruing on the escrowed amounts will be distributed annually equally between the Company and Kindred. See "--Tax Allocation Agreement and Tax Refund Escrow Agreement."

     The Company waived the right to the payment of (a) $18.9 million for the August 1999 unpaid monthly base rent under the Original Master Leases (as defined below) and (b) approximately $79.5 million, representing the difference between the rent required to be paid under the terms of the Original Master Leases and the rent paid to the Company after the Petition Date and prior to the first calendar month following the Kindred Effective Date pursuant to the terms of the Rent Stipulation. Such amounts through December 31, 2000 were previously charged off by the Company. Rental revenue for the three months ended March 31, 2001 reflects net rental income received under the Rent Stipulation as required in the Final Plan.

Spin Agreements and Other Arrangements Under the Final Plan

     In order to govern certain of the relationships between the Company and Kindred after the 1998 Spin Off and to provide mechanisms for an orderly transition, the Company and Kindred entered into the Spin Agreements at the time of the 1998 Spin Off. Except as noted below, each and every written agreement by and among Kindred and the Company and/or Ventas Realty was assumed by Kindred and certain of these agreements were simultaneously amended in accordance with the terms of the Final Plan.

     The Company and Kindred also entered into certain agreements and stipulations and orders both prior to and during the pendency of Kindred's bankruptcy proceedings governing certain aspects of the business relationships between the Company and Kindred prior to the Kindred Effective Date. These agreements and stipulations and orders were terminated on the Kindred Effective Date in accordance with the Final Plan.

     Set forth below is a description of the material terms of (a) certain of the Spin Agreements, as assumed by Kindred, including the terms of amendments or restatements of such Spin Agreements, where applicable, (b) those Spin Agreements and other agreements terminated under the Final Plan, and (c) new agreements entered into between the Company and Kindred in accordance with the Final Plan.

     Amended Master Leases

     In the 1998 Spin Off, the Company and Ventas Realty (collectively, the "Landlord") and Kindred, Inc. and Kindred Operating, Inc. (collectively, the "Tenant") entered into the four master lease agreements governing the lease of substantially all of the Company's real property, buildings and other improvements (primarily long-term

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

acute care hospitals and nursing facilities). In August 1998, Ventas Realty and Kindred Nursing Centers Limited Partnership entered into a fifth master lease agreement for a single nursing facility in Corydon, Indiana. The five master lease agreements are individually referred to as an "Original Master Lease" and collectively as the "Original Master Leases". Under the Final Plan, the Tenant assumed the Original Master Leases and the Tenant and the Landlord simultaneously amended and restated the Original Master Leases in the form of the four Amended Master Leases setting forth the material terms governing the properties covered by the Amended Master Leases. The Corydon, Indiana facility was incorporated into Amended Master Lease #4. The following description of the Amended Master Leases is a summary and does not purport to be a complete description of the Amended Master Leases; reference is made to the terms of the Amended Master Leases, one of which is attached as an exhibit to a Current Report on Form 8-K/A filed with the Commission on April 24, 2001.

     Each Amended Master Lease includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the properties covered by the Amended Master Leases. There are several renewal bundles of properties under each Amended Master Lease, with each bundle containing approximately 7 to 12 properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions, and are subject to three five-year renewal terms.

     Each Amended Master Lease covers between 47 and 100 leased properties and is a "triple-net lease" or an "absolute-net lease" pursuant to which Tenant is required to pay all insurance, property taxes, utilities, maintenance and repairs related to the properties. Under each Amended Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Amended Master Lease). Base Rent equals the sum of Current Rent (as defined in each Amended Master Lease) and Accrued Rent (as defined in each Amended Master Lease). The Tenant is obligated to pay the portion of Base Rent that is Current Rent, and unpaid Accrued Rent is paid as set forth below. From May 1, 2001 through April 30, 2004, Base Rent will equal Current Rent. Under the Amended Master Leases, the initial annual aggregate Base Rent is scheduled to be $180.7 million from May 1, 2001 to April 30, 2002. For the period from May 1, 2002 through April 30, 2004, annual aggregate Base Rent, payable in cash, escalates at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Amended Master Leases) on May 1 of each year, if certain Tenant revenue parameters are obtained. Assuming such Tenant revenue parameters are obtained, Annual Base Rent under the Amended Master Leases will be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004.
Base Rent for April 2001 was $15.1 million, which equaled the monthly rental paid under the Rent Stipulation.

     Each Amended Master Lease provides that, beginning May 1, 2004, if a Kindred Bank Refinancing Transaction has occurred, the 3.5% annual escalator will be paid in cash and the Base Rent shall continue to equal Current Rent. If a Kindred Bank Refinancing Transaction has not occurred, then on May 1, 2004 the annual aggregate Base Rent will be comprised of (a) Current Rent payable in cash which will escalate annually by an amount equal to 2% of prior period Base Rent and (b) an additional annual non-cash accrued escalator amount of 1.5% of the Prior Period Base Rent which will accrete from year to year including an interest accrual at LIBOR (as defined in the Amended Master Leases) plus 450 basis points (compounded annually) to be added to the annual accreted amount (but such interest will not be added to the aggregate Base Rent in subsequent years). The Unpaid Accrued Rent will become payable, and all future Base Rent escalators will be payable in cash, upon the occurrence of any one of the following (a "Kindred Bank Refinancing Transaction"): (a) any transaction pursuant to which all or substantially all of the indebtedness of the Tenant under the Tenant's new senior secured credit agreement is purchased by the Tenant or another party at the Tenant's direction or is repaid; (b) any amendment of the new senior secured notes or new senior secured credit agreement pursuant to which either (i) the principal amount of the Tenant's indebtedness thereunder (as such indebtedness is in effect immediately prior to such amendment) is increased (excepting therefrom increases attributable to the capitalization of accrued interest or protective advances by the lenders under the new senior secured notes), or (ii) the loan amount, maturity or other material terms and

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

conditions thereof (as such terms and conditions are in effect immediately prior to such amendment), are modified to match, better or otherwise respond to the terms and conditions of alternative financing which has been offered to the Tenant; (c) any bona fide, binding offer is made to the Tenant to provide financing on terms better than those of the new senior secured credit agreement, sufficient to (i) pay in full, or purchase at or above par, all of the indebtedness of the Tenant under the new senior secured credit agreement and
(ii) pay in full all Unpaid Accrued Rent owing as of such date, whether or not such offer is accepted or consummated; and (d) the termination or expiration of the applicable Amended Master Lease as to all properties under such lease. However, with respect to subsection (d) above, the Landlord's right to receive payment of the Unpaid Accrued Rent is subordinate to the receipt of payment of the indebtedness of the Tenant by the lenders under the new senior secured notes issued pursuant to the new senior secured credit agreement. Upon the occurrence of any of the events referenced in subsections (a) through (d) above, the annual aggregate Base Rent payable in cash will thereafter escalate at the annual rate of 3.5% and there will be no further accrual feature for rents arising after the occurrence of such events.

     During the one-year period commencing on the date which is 5 1/4 years after the Kindred Effective Date, the Landlord has a one-time option (the
"Reset Right") to reset the Base Rent, Current Rent and Accrued Rent (as defined in each Amended Master Lease) under any one or more Amended Master Leases to the then fair market rental. Upon exercising this reset right, the Landlord must pay the Tenant a fee equal to a prorated portion of $5.0 million based upon the proportion of Base Rent payable under the Amended Master Lease(s) with respect to which rent is reset to the total Base Rent payable under all of the Amended Master Leases. The fair market rental will be determined through the appraisal procedures in the Amended Master Leases. Once the fair market rental is so determined, the Landlord, in its sole discretion, shall determine whether to exercise the Reset Right. If the Landlord elects to exercise the Reset Right, the new fair market rental will be effective retroactive on the later of (a) the date the Landlord notifies the Tenant of its interest in exercising the Reset Right and (b) the date which is 5 1/4 years after the Kindred Effective Date. The rental rate for any renewal term will also be reset in connection with Landlord's election to exercise a Reset Right.

     The Amended Master Leases require that the Tenant utilize the leased properties solely for the provision of health care services and related uses and as the Landlord may otherwise consent (such consent not to be unreasonably withheld). The Tenant is responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for it to comply with various health care regulations. The Tenant is obligated to operate continuously each leased property as a provider of health care services.

     The Tenant is required to maintain the leased properties in good repair and condition, making all repairs, modifications and additions required by law, including any Capital Addition (as defined in each of the Amended Master Leases). The Tenant is required to pay for all capital expenditures and other expenses for the maintenance, repair, restoration or refurbishment of a leased property (and any Capital Addition). The Tenant also is required to maintain all personal property at each of the leased properties in good order, condition and repair, as is necessary to operate the leased property in compliance with all applicable licensure, certification, legal and insurance requirements and otherwise in accordance with customary practice in the industry.

     The Tenant is required to maintain liability, all risk property and workers' compensation insurance for the leased properties at a level at least comparable to those in place with respect to the leased properties prior to the 1998 Spin Off.

     Subject to certain restrictions, each Amended Master Lease permits the Landlord, as determined in its sole discretion and for a legitimate business purpose, to remove properties from the Amended Master Leases and place such properties in newly created separate lease(s), which newly created lease(s) shall be on the same terms as the original Amended Master Leases. Any such new lease will not be cross-defaulted with the original Amended Master

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases or with any other new leases. The Tenant is not permitted to remove properties from an Amended Master Lease without the consent of the Landlord.

     An "Event of Default" will be deemed to have occurred under an Amended Master Lease if, among other things, (i) the Tenant fails to pay rent or other amounts when due and fails to cure such default within five days after notice;
(ii) the Tenant fails to comply with covenants, which failure continues for 30 days after notice or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure; (iii) certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; (iv) the Tenant ceases to operate any property as a provider of health care services for the particular required use (e.g., hospital or nursing center); (v) a default occurs under any guaranty of the lease or the Indemnity Agreement (as defined in the Amended Master Leases) and is not cured within the cure period specified in the Amended Master Leases; (vi) the Tenant or its applicable subtenant loses any required health care license, permit or approval or fails to comply with any legal requirements in each case by a final unappealable determination; (vii) the Tenant fails to maintain required insurance; (viii) the Tenant creates or suffers to exist certain liens and does not cure the same within the cure period specified in the Amended Master Leases;
(ix) the Tenant fails to perform any covenant with respect to complying with or contesting any legal requirements, impositions or insurance requirements and does not cure the same within the cure period specified in the Amended Master Leases; (x) any breach occurs of any material representation or warranty of the Tenant; (xi) a reduction occurs in the number of licensed beds in excess of 10% (or 5% in certain cases), or less than 10% if the Tenant has voluntarily banked more than 15% (or, in certain cases, a percentage less than 5% if the Tenant has voluntarily banked more than 20%) of licensed beds, of the number of licensed beds in, or deemed to be in, the applicable facility on the Commencement Date (as defined in the Amended Master Leases) (subject to certain exceptions for involuntary reductions in excess of 10%) (a "Licensed Bed Event of Default");
(xii) certification for reimbursement under Medicare or Medicaid with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a "Medicare/Medicaid Event of Default"); (xiii) the appointment of a receiver or custodian by any federal, state or local government pursuant to a final unappealable determination; (xiv) the Tenant becomes subject to regulatory sanctions and fails to cure such regulatory sanctions within its specified cure period in any material respect with respect to any facility; (xv) the Tenant fails to cure its breach of any Permitted Encumbrance (as defined in the Amended Master Leases) within the applicable cure period and, as a result, a real property interest or other beneficial property right of the Lessor is terminated or at material risk of being terminated; (xvi) the Tenant fails to cure its breach of any of the obligations of the Landlord as lessee under an Existing Ground Lease (as defined in the Amended Master Leases) within the applicable cure period and, if such breach is a non-monetary, non-material breach, such Existing Ground Lease is terminated or at material risk of being terminated; (xvii) the Tenant fails to pay principal or interest with respect to the new senior secured notes issued by Tenant on the Kindred Effective Date or otherwise fails to pay principal or interest when due (including applicable notice and cure periods) with respect to any indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to or exceeding $50.0 million; or (xviii) the maturity of the new senior secured notes issued by Tenant on the Kindred Effective Date or any other indebtedness owing under the Tenant's new senior secured credit agreement or any other indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to or exceeding $50.0 million has been accelerated. The Amended Master Leases are not cross-defaulted with each other.

     Except as noted below, upon an Event of Default under one of the Amended Master Leases, the Landlord may, at its option, exercise the following remedies:
(i) after not less than 10 days notice to the Tenant (less in certain circumstances), terminate that particular entire Amended Master Lease, repossess all leased properties under such Amended Master Lease and require that the Tenant pay to the Landlord, as liquidated damages, the net present value of the rent for the balance of the term; (ii) without terminating the particular Amended Master Lease agreement, repossess all leased properties under such Amended Master Lease and relet the leased properties with the Tenant remaining liable under the particular Amended Master Lease for all obligations to be performed by the Tenant

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

thereunder, including the difference, if any, between the rent under the particular Amended Master Lease and the rent payable as a result of the reletting of the leased property; and (iii) seek any and all other rights and remedies available under law or in equity. In the case of an Event of Default that relates specifically to a particular leased property, in lieu of terminating the Amended Master Lease and/or dispossessing the Tenant as to all leased properties under such Amended Master Lease and subject to the special rules noted below relative to Licensed Bed Events of Default and Medicare/Medicaid Events of Default, the Landlord may terminate the Amended Master Lease and/or dispossess Tenant as to the aforesaid leased property. Each of the Amended Master Leases includes special rules relative to Medicare/Medicaid Events of Default and Licensed Bed Events of Default. In the event Medicare/Medicaid Events of Default and/or Licensed Bed Events of Default shall occur and be continuing (i) with respect to not more than two properties at the same time under an Amended Master Lease that covers 41 or more properties and (ii) with respect to not more than one property at the same time under an Amended Master Lease that covers 21 to and including 40 properties, the Lessor may not exercise termination/dispossession remedies against any property other than the property(ies) to which the Events of Default described above relate.

     Tax Allocation Agreement and Tax Refund Escrow Agreement

     The Tax Allocation Agreement, entered into at the time of the 1998 Spin Off and described in more detail below, was assumed by Kindred under the Final Plan and then amended and supplemented by the Tax Refund Escrow Agreement, also described below. The Tax Stipulation, entered into by Kindred and the Company during the pendency of the Kindred bankruptcy proceedings, was superseded by the Tax Refund Escrow Agreement.

     The Tax Allocation Agreement provides that Kindred will be liable for, and will hold the Company harmless from and against, (i) any taxes of Kindred and its then subsidiaries (the "Kindred Group") for periods after the 1998 Spin
Off, (ii) any taxes of the Company and its then subsidiaries (the "Company Group") or the Kindred Group for periods prior to the 1998 Spin Off (other than taxes associated with the Spin Off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the 1998 Spin Off and (iii) any taxes attributable to the 1998 Spin Off to the extent that Kindred derives certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, Kindred would be entitled to any refund or credit in respect of taxes owed or paid by Kindred under (i), (ii) or (iii) above. Kindred's liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Company's actual liability for taxes after applying certain tax benefits otherwise available to the Company other than tax benefits that the Company in good faith determines would actually offset tax liabilities of the Company in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Company.

     Under the Tax Allocation Agreement, the Company would be liable for, and would hold Kindred harmless against, any taxes imposed on the Company Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. The Company would be entitled to any refund or credit for taxes owed or paid by the Company as described in this paragraph. The Company's liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group's actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group.

     On the Kindred Effective Date, Kindred and the Company entered into the Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement (the "Tax Refund Escrow Agreement") governing their relative entitlement to certain tax refunds for the Subject Periods that each has received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Refund Escrow Agreement, refunds ("Subject Refunds") received on or after September 13, 1999 by either Kindred or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998, or including May 1, 1998 ("Subject Taxes") were deposited into an escrow account with a third-party escrow agent on the Kindred Effective Date.

     The Tax Refund Escrow Agreement provides, inter alia, that each party shall notify the other of any asserted Subject Tax liability of which it becomes aware, that either party may request that asserted liabilities for Subject Taxes be contested, that neither party may settle such a contest without the consent of the other, that each party shall have a right to participate in any such contest, and that the parties generally shall cooperate with regard to Subject Taxes and Subject Refunds and shall mutually and jointly control any audit or review process related thereto.

     The funds in the escrow account (the "Escrow Funds") may be released from the escrow account to pay Subject Taxes and as otherwise provided therein.

     The Tax Refund Escrow Agreement provides generally that Kindred and the Company waive their rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the Escrow Funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the Escrow Funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, "Excess Taxes"), the relative liability of Kindred and the Company to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Kindred and the Company to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

     Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities will be distributed equally to each of Kindred and the Company on an annual basis. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and the Company.

     Agreement of Indemnity--Third Party Leases

     In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Kindred. Under the terms of the Agreement of Indemnity--Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. The Company believes it may have valid legal defenses to any such claim by certain lessors under the Third Party Leases. However, there can be no assurance the Company would prevail in a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases,

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and, except for certain disputes with one lessor, has to date performed its obligations under the Agreement of Indemnity--Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Kindred will continue to honor its obligations under the Agreement of Indemnity--Third Party Leases. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company may be liable for the payment and performance of such obligations, subject to the Company's assertion of available defenses. If Kindred is unable to or chooses not to satisfy its obligations under the Agreement of Indemnity --Third Party Leases, it could have a Material Adverse Effect on the Company. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease.

     Agreement of Indemnity--Third Party Contracts

     In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the "Third Party Guarantees"). The
Company may remain liable on the Third Party Guarantees assigned to Kindred. Under the terms of the Agreement of Indemnity--Third Party Contracts, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Kindred. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Kindred, then the Company may be liable for the payment and performance of the obligations under any such agreement.

     The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity-- Third Party Contracts. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity--Third Party Contracts or that Kindred will continue to honor its obligations under the Agreement of Indemnity--Third Party Contracts. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Contracts, then the Company may be liable for the payment and performance of such obligations. If Kindred is unable to or chooses not to satisfy its obligations under the Agreement of Indemnity--Third Party Contracts, it could have a Material Adverse Effect on the Company.

     Assumption of Certain Operating Liabilities and Litigation

     In connection with the 1998 Spin Off, Kindred agreed in various Spin Agreements to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Kindred also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Kindred agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the health care operations. Kindred also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the health care operations. Under the Final Plan, Kindred assumed and agreed to perform its obligations under these indemnifications. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Kindred will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Kindred does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. If Kindred is unable to or chooses not to satisfy its obligations incurred in connection with the 1998 Spin Off, it could have a Material Adverse Effect on the Company.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Registration Rights Agreement

     Under the terms of the Final Plan, 1,498,500 shares of New Kindred Common Stock were distributed to Ventas Realty on the Kindred Effective Date. On the Kindred Effective Date, Kindred executed and delivered to Ventas Realty, certain other initial holders of New Kindred Common Stock and other signatories, a registration rights agreement (the "Registration Rights Agreement"), which, among other things, provides that (a) Kindred shall file a shelf registration statement with respect to the securities subject thereto, including the New Kindred Common Stock as soon as practicable after the Kindred Effective Date, but in no event later than 120 days following the Kindred Effective Date provided that, subject to certain limitations, such period may be extended if the audited financial statements of Kindred which are to be included in such registration statement are not available for reasons beyond Kindred's reasonable control and (b) Kindred will use its reasonable best efforts to cause such registration statement to be declared effective as soon as practicable and to keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions and suspension periods). Under the Registration Rights Agreement, Ventas Realty is entitled to exercise certain demand and "piggyback" registration rights with respect to the New Kindred Common Stock, subject to customary exceptions and black-out and suspension periods. In addition, until such time as the New Kindred Common Stock is listed on a national securities exchange, Kindred covenants to comply with certain of the corporate governance requirements in the rules of the National Association of Securities Dealers, Inc. as if it were subject to such rules. In the event Kindred fails to comply with its obligations under the Registration Rights Agreement, the other parties to the Registration Rights Agreement are entitled to seek specific performance in addition to other remedies that might be available.

     Terminated Agreements

     The Participation Agreement and the Development Agreement, both executed in connection with the 1998 Spin Off, were terminated on the Kindred Effective Date. The Company and Kindred are deemed to have waived any and all damages, claims, liabilities, obligations, and causes of action related to or arising out of these agreements. The Second Standstill Agreement and the Tolling Agreement, both entered into by the Company and Kindred in April 1999, and the Tax Stipulation and the Rent Stipulation were all terminated on the Kindred Effective Date and are of no further force or effect.

Settlement of United States Claims

     Kindred and the Company were the subject of investigations by the United States Department of Justice into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Kindred. These investigations covered the Company's former health care operations prior to the date of the 1998 Spin Off, and included matters arising from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring a suit in the name of the United States. See "Note 5--Litigation".
The United States Department of Justice, Civil Division filed two proofs of claim in the Bankruptcy Court covering the United States' claims and the qui tam suits. The United States asserted claims of approximately $1.3 billion, including treble damages, against Kindred in these proofs of claim.

     The Final Plan contains a comprehensive settlement of all of the foregoing United States claims (the "United States Settlement"). The provisions of the United States Settlement are documented in the Final Plan.

     Under the United States Settlement, the Company will pay $103.6 million to the United States, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on June 30, 2001 and ending in 2006. Kindred will pay the United States a total of $25.9 million, $10.0 million of which was to be paid on the Kindred

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective Date and the balance (with interest at 6% per annum) of which is to be paid during the first two quarters following the Kindred Effective Date. The Company will pay approximately $0.4 million to legal counsel for the relators in the qui tam actions. In the fourth quarter of 2000, the Company recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%.

     If the Company fails to make any payment under the United States Settlement within five business days of receipt of written notice from the United States, then the United States may, in its discretion, by written notice to the Company, declare all unpaid principal and accrued and unpaid interest payable by the Company under the United States Settlement to be immediately due and payable.

     Under the United States Settlement, the Company agreed with the United States, that if, from and after the Kindred Effective Date either:

          (a) the loans under the Company's Amended Credit Agreement (the "Ventas Senior Bank Debt") are amended and, as a result of such amendment,
     (i) the final maturity date of the Ventas Senior Bank Debt shall be scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal under the Ventas Senior Bank Debt shall be scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, or

          (b) the Ventas Senior Bank Debt shall be replaced in whole by new debt (the "Refinancing Debt"), and (i) the final maturity date of the Refinancing Debt shall be scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal of the Refinancing Debt shall be scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, then in either case, the final maturity date of the obligations payable by the Company under the United States Settlement and the remaining payments thereunder shall be proportionately and equitably adjusted in time and amount so that the final maturity date and the scheduled principal payments of the Ventas Senior Bank Debt or the Refinancing Debt, as the case may be, and the remaining obligations of the Company under the United States Settlement shall have the same proportionate relationship as before such amendment or replacement, and in any such event, at least $100.0 million of the outstanding principal balance of the Ventas Senior Bank Debt or the Refinancing Debt, as applicable, shall be scheduled to be paid after the due date of the final payment under the United States Settlement.

     The United States Settlement provides that if the Company shall fail to make any payment required to be paid by the Company under the United States Settlement as and when due, then, during the period commencing on the due date of the delinquent payment and continuing to and until such time as the delinquent payment shall be paid to the United States (such period being referred to as a "Delinquency Period"), the Company shall suspend the payment of dividends on account of shares of any class of stock of the Company, provided, however, during any Delinquency Period, the Company may declare and pay an amount equal to the minimum REIT dividend for the applicable taxable year (or the unpaid portion of the minimum REIT dividend for the applicable taxable year) as necessary for the Company to maintain its status as a REIT under the Code for the applicable tax year.

     The United States Settlement provides that the Company is not responsible in any manner for the payments owed by Kindred under the United States Settlement, and any failure of Kindred to make such payments shall not affect the Company's rights, duties, benefits, and/or obligations under the United States Settlement.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Developments Regarding Income Taxes

     On January 16, 2001 the Internal Revenue Service completed its review of the Company's federal income tax returns for the tax years ended December 31, 1992 through 1994. The Company estimates that it will be entitled to $0.9 million plus interest as a result of the audit adjustments for these periods. Such amount is included in recoverable federal income taxes on the Condensed Consolidated Balance Sheet.

     The Internal Revenue Service is currently reviewing the federal income tax returns of the Company for tax years ended December 31, 1997 and 1998. There can be no assurances as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company. However, the resulting tax liabilities, if any, for the tax years ended December 31, 1997 and 1998 will be satisfied first from net operating loss ("NOL") carryforwards (including the NOL carryforwards that were utilized to offset the Company's federal income tax liability for 1999 and 2000), and if the tax liabilities exceed the amount of NOL carryforwards, then from the escrowed amounts under the Tax Refund Escrow Agreement. To the extent the NOL carryforwards and the escrowed amounts under the Tax Refund Escrow Agreement are not sufficient to satisfy such liabilities, Kindred has indemnified the Company for certain but not all of these tax liabilities under the Tax Allocation Agreement. There can be no assurances that the NOL carryforwards and the escrowed amounts under the Tax Refund Escrow Agreement will be sufficient to satisfy these liabilities or that Kindred has any obligation to indemnify the Company for particular liabilities or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Kindred will continue to honor its indemnification obligations.

     As a result of the uncertainties relating to the Company's ability to retain its NOL's, the Company provided for taxes on the 10% of its estimated 2001 taxable income which the Company does not expect to distribute as a dividend.

Recent Developments Regarding Dividends

     The Company filed its federal income tax return for the tax year ended December 31, 1999 (the "1999 Tax Year") on September 14, 2000 electing to qualify as a REIT for the 1999 Tax Year. The Company believes that it met the annual distribution requirement of payment of 95% of its 1999 taxable income as a result of its $0.39 per share dividend paid in February 1999 and its $0.62 per share dividend paid in September 2000. The Company believes it has met the REIT annual distribution requirement of payment of 95% of its estimated 2000 taxable income as a result of its payment of a $0.29 per share dividend on January 15, 2001. The Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 (the "2001 Tax Year") and subsequent tax years. Such qualification requires the Company to declare a distribution of 90% of its taxable income for any given tax year not later than September 15 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e. September 15, 2002 for the 2001 Tax Year) and pay such dividend not later than December 31 of that same year (i.e. December 31, 2002 for the 2001 Tax
Year), or, if earlier, prior to the payment of the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e. January 31, 2002 for the 2001 Tax Year), the Company is required to pay a 4% non-deductible excise tax on the difference between 85% of its taxable net income for the year in respect of which the dividend is to be paid and the aggregate amount of dividends paid for that tax year on or prior to January 31 of the year following the year in respect of which the dividend is to be paid.

     Consistent with its stated intention to begin paying quarterly dividends, on April 20, 2001, the Company declared a dividend of $0.22 per share. This amount represents a portion of 90 percent of the Company's estimated annual net taxable income for 2001. The dividend is payable in cash on May 14, 2001 to stockholders of record as of May 2, 2001. Although the Company currently intends to distribute 90% of its taxable income for the 2001 Tax

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year, there can be no assurance that it will do so or when such distribution will be made. The Company's dividend for the 2001 Tax Year may be satisfied by a distribution of a combination of cash and property or securities, including the New Kindred Common Stock received by the Company on the Kindred Effective Date.

     In estimating its 2001 taxable net income and the related dividends, the Company assumed a value of $20 million for the New Kindred Common Stock received by the Company on the Kindred Effective Date. The value of the New Kindred Common Stock will be included in the Company's 2001 taxable income, although the amount is currently uncertain. The value will ultimately be determined based on applicable laws, regulations, advice from experts, appraisals, the trading performance of the equity and other appropriate facts and circumstances. Upon a final determination of such value by the Company, it will adjust its 2001 dividend payout so that the total dividends paid for 2001 will equal at least 90 percent of the Company's estimate of its 2001 taxable income. In estimating its 2001 income for financial reporting purposes, the value of the Company's New Kindred Common Stock will be amortized as future rent over the weighted average remaining term of the Amended Master Leases.

     The valuation of the New Kindred Common Stock made for purposes of calculating the Company's quarterly dividend, does not necessarily reflect the actual value of the Company's New Kindred Common Stock, which may be higher or lower, or the price at which the Company could sell the New Kindred Common Stock. Based on the pricing of Kindred's senior debt and subordinated debt immediately prior to the Kindred Effective Date, the value of the Company's New Kindred Common Stock may be higher than the $20 million assumed value.

     The Company's estimation of its 2001 taxable income and the related dividends is based on a number of additional assumptions, including, but not limited to, the following: Kindred performs its obligations under the Amended Master Leases and the Spin Agreements; no capital transactions occur; the Company's tax positions do not change; the Company's New Kindred Common Stock is ultimately determined to be valued at $20 million; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; interest rates remain constant; the Company pays 90 percent of its taxable net income as a dividend for 2001 and pays federal income tax on the remaining 10 percent of its taxable net income; and the Company's issued and outstanding shares are unchanged.

     It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with accounting principles generally accepted in the United States depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of funds from operations ("FFO") (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Kindred to make rental payments under the Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

     Although the Company intends to continue to qualify as a REIT for the 2001 Tax Year and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. If the Company were to fail or elect not to continue to qualify as a REIT in any such tax year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth taxable year after the year of such termination or revocation.

NOTE 4--BANK CREDIT FACILITY

     On January 31, 2000, the Company and the lenders under its then existing credit agreement (the "Bank Credit Agreement") entered into the Amended Credit Agreement, which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement are comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid.

     Under the terms of the Amended Credit Agreement, it was an Event of Default if the Kindred Effective Date did not occur on or before December 31, 2000 (the "Kindred Effective Date Deadline"). When it became apparent that the Kindred Effective Date would not occur by December 31, 2000, the Company initiated discussions with the administrative agent for the lenders under the Amended Credit Agreement in an effort to obtain a waiver or amendment of this provision. The Company and substantially all of its lenders entered into an Amendment and Waiver dated as of December 20, 2000 (the "Amendment and Waiver") to the Amended Credit Agreement, whereby the deadline for the Kindred Effective Date Deadline was extended from December 31, 2000 to March 31, 2001. In consideration for this extension, the Company paid a fee of $0.2 million to the lenders executing the Amendment and Waiver and agreed to amend the amortization schedules on certain of the loans under the Amended Credit Agreement. The Company exercised its option under the Amendment and Waiver to extend the Kindred Effective Date Deadline from March 31, 2001 to April 30, 2001. In consideration of this extension, the Company paid a fee of approximately $0.1 million to the lenders that executed the Amendment and Waiver. The Kindred Effective date occurred on April 20, 2001.

     The Amended Credit Agreement, as revised by the Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan, (i) $50.0 million was paid at closing on January 31, 2000, (ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) thereafter, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the "Monthly Sweep") will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002; (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001, (ii) a one-time paydown of Excess Cash is scheduled to be made on or before May 21, 2001, as more fully described below (the "B Sweep"), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004 and (iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal and the final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

     The B Sweep, if any, is scheduled to be made on May 21, 2001. The B Sweep is a one-time payment equal to the Company's cash and cash equivalents on hand on May 21, 2001 minus the sum of (to the extent not yet paid) (i) amounts payable under the United States Settlement during the succeeding three months,
(ii) a reasonable reserve to pay the applicable portion of the Company's minimum REIT dividend for the 2000 and for quarters prior to and

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

including the Kindred Effective Date of 2001, (iii) $1.0 million and (iv) other specified amounts. Currently, the Company believes that it will not be required to pay any amounts under the B Sweep.

     The first Monthly Sweep will be made on July 31, 2001 and will cover the period from May 20, 2001 through June 30, 2001. Thereafter, the Monthly Sweep will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months,
(v) taxes and (vi) other specified amounts.

     The following is a summary of long-term borrowings at March 31, 2001 and December 31, 2000 (in thousands):

                                                                               March 31,      December 31,
                                                                               ---------      ------------
                                                                                 2001             2000
                                                                                 ----             ----
     Tranche A Loan, bearing interest at a rate of LIBOR plus 2.75%
       (8.38% at March 31, 2001, 9.48% at December 31, 2000),
       due December 31, 2002................................................   $  98,017       $ 113,017
     Tranche B Loan, bearing interest at a rate of LIBOR plus 3.75%
       (9.38% at March 31, 2001, 10.48% at December 31, 2000),
       due December 31, 2005................................................     280,000         300,000
     Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25%
       (9.88% at March 31, 2001, 10.98% at December 31, 2000),
       due December 31, 2007................................................     473,368         473,368
                                                                               ---------       ---------
                                                                               $ 851,385       $ 886,385
                                                                               =========       =========



     During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement.

     The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down, the Company can pay REIT dividends based on a certain minimum percentage of its taxable income (equal to 90 percent of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80 percent of FFO, as defined in the Amended Credit Agreement; (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases and affiliate transactions; (c) limitations on capital expenditures; and (d) certain financial covenants, including those requiring the Company to have (i) Consolidated EBITDA (as defined in the Amended Credit Agreement) on the last day of each fiscal quarter after the Kindred Effective Date at least equal to 80% of the Company's Projected Consolidated EBITDA (as defined in the Amended Credit Agreement) on the Kindred Effective Date; and (ii) a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Amended Credit Agreement) on a trailing four quarter basis, of at least 1.20 to 1.00. Certain of these covenants may be waived by holders of 51% or more of the principal indebtedness under the Amended Credit Agreement.

Derivatives and Hedging
-----------------------

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations. The Company currently uses an interest rate swap derivative product that manages interest rate risk. The Company prohibits the use of derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     The Company has an interest rate swap agreement with a notional principal amount of $850.0 million, under which the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate). The terms of the interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of March 31, 2001, no collateral was required to be posted under the interest rate swap agreement.

     As of March 31, 2001 the Company's interest rate swap agreement had a notional value of $850 million maturing June 30, 2003. On March 31, 2001, the derivative instrument was reported at fair value in liabilities in the Condensed Consolidated Balance Sheet of $21.6 million. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income.

     The Company's interest rate swap is treated as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Assuming no changes in interest rates, the Company estimates that approximately $9.6 million of the current balance held in Accumulated Other Comprehensive Income will be recorded as interest expense within the next twelve months consistent with historical reporting. See Note 2 "Basis of Presentation--Change in Accounting Principle".

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

NOTE 5--Litigation

Legal Proceedings Defended and Indemnified by Kindred Under the Spin Agreements
-------------------------------------------------------------------------------

     The following litigation and other matters arose from the Company's operations prior to the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the Spin Agreements, Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the health care operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the health care operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Kindred is presently defending the Company in the following matters. Under the Final Plan, Kindred assumed and agreed to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements. See "Note 3--Recent Developments Regarding Kindred-- Spin Agreements and Other Arrangements Under the Final Plan--Assumption of Certain Operating Liabilities and Litigation." However, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Kindred's public filings and information provided to the Company by Kindred. There can be no assurance that Kindred has provided the Company with complete and accurate information in all instances.

     Kindred and the Company were informed by the Department of Justice that they were the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Kindred. These investigations cover the Company's former health care operations prior to the date of the 1998 Spin Off, and include matters arising out of the qui tam actions described below and additional potential claims. Certain of the complaints described below name other defendants in addition to the Company.

     Under the United States Settlement, documented in the Final Plan, the United States released the Company from claims which were being investigated by the United States, including the claims alleged in the qui tam actions described below (See "Note 3--Recent Developments Regarding Kindred--Settlement of United States Claims"). Under the United States Settlement, with respect to the three pending qui tam actions described in subparagraphs (a), (d) and (g) below, the United States has agreed to move to dismiss such qui tam actions with prejudice as to the United States and the relators. With respect to all claims in their entirety against any or all of the Company and its current and former officers, directors and employees, in each of the other pending qui tam actions described in subparagraphs (a) through (j), the United States has agreed to (i) move to dismiss with prejudice as to the relators for all claims except claims under 31 U.S.C. (S) 3730(h), (ii) move to dismiss with prejudice as to the United States for certain conduct alleged in such qui tam actions which was investigated by the United States (the "Covered Conduct"), and (iii) move to dismiss without prejudice as to the United States for any claims other than for the Covered Conduct. The Company believes that the United States is the real party in interest for all of the claims in the following qui tam actions and that the United States has the requisite authority to dismiss these actions as to the United States and the relators. One of the relators in the qui tam action described in subsection (h) below has indicated that it may challenge the authority of the United States to dismiss the claims in such qui tam action on behalf of the relator. There can be no assurance as to the outcome if the relator should so challenge the authority of the United States to dismiss the claims.

          (a) American X-Ray, Inc. ("AXR") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in AXR to Kindred in the 1998 Spin Off. AXR is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The lawsuit is styled United States ex rel. Doe v. American X-Ray, Inc., No. LR-C-95-332 (E.D. Ark.). The United States of America has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company at the time) and other health care providers. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil lawsuit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The court administratively terminated this action without prejudice pending the settlement among the United States, Kindred and the Company.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

          In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. The Company and Kindred received several grand jury subpoenas for documents and witnesses which Kindred, on behalf of the Company, moved to quash. The United States Attorney's Office has withdrawn the subpoenas, which rendered the motion to quash moot.

          (b) In United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Kindred, Inc., Civil No. 3:00 CV-156-J (W.D. Ky.), transferred on March 14, 2000 from the United States District Court for the District of Nevada, Reno Division, filed on March 15, 1996, it is alleged that Medisave Pharmacies, Inc. ("Medisave"), a former subsidiary of the Company and now a subsidiary of Kindred, (1) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (2) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (3) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. It also alleged that Medisave had a policy of offering kickbacks such as free equipment to skilled nursing facilities to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and Kindred and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Kindred, on behalf of the Company, intends to defend this action vigorously. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the settlement among the United States, Kindred and the Company.

          (c) In the lawsuits styled United States ex rel. Roberts v. Kindred, Inc. et al., Civil Action No. 3:97CV-349-J (W.D. Ky.), filed on June 25, 1996, consolidated with United States ex rel. Meharg, et al. v. Kindred, Inc., et al., Civil Action No. 3:98SC-737-H (M.D. Fla.), filed on June 4, 1998, it is alleged that the Company, Kindred and Vencare, among others, submitted and conspired to submit false claims to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing facility residents. The Company and Vencare allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of its therapists. It is further alleged that the Company and Vencare presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing facilities with which they had respiratory therapy contracts to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the settlement among the United States, Kindred and the Company.

          (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, Transitional, the Company's former subsidiary which was transferred to Kindred in the 1998 Spin Off, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants. This suit alleges that the defendants violated the Federal Civil False Claims Act and the Anti-Kickback Statute and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of the Anti-Kickback Statute. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional rental revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Anti-Kickback Statute. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

          (e) The Company is a defendant in the case captioned United States ex rel. Huff, et. al. v. Kindred, Inc., et al., Civil No. 97-4358 AHM(MCX) filed in the United States District Court for the Central District of California on June 13, 1997. The complaint alleges, among other things, that the defendants violated the Federal Civil False Claims Act by submitting false claims to Medicare, Medicaid and CHAMPUS programs by allegedly (1) falsifying patient bills and submitting the bills to Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) the falsifying of patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint further alleges the improper establishment of TEFRA rates. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the settlement among the United States, Kindred and the Company.

          (f) The Company is a defendant in the proceeding captioned United States ex rel. Brzycki v. Kindred, Inc., Civil No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. In this lawsuit the Company is accused of knowingly violating the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint includes allegations that the Company (1) fabricated diagnostic codes by ordering and providing medically unnecessary ancillary services (such as respiratory therapy), (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; (3) billed for products or services not received or not received in the manner billed, and (4) paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients in violation of the Anti-Kickback Act and Stark laws. The complaint seeks unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. If the United States and, Kindred and/or the Company, do not reach a settlement or should the complaint in this lawsuit be served on the Company, the Company and/or Kindred, on behalf of the Company, intends to defend this action vigorously. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the settlement among the United States, Kindred and the Company.

          (g) On November 24, 1997, a civil qui tam lawsuit was filed against the Company in the United States District Court for the Middle District of Florida. This lawsuit was brought under the Federal Civil False Claims Act and is styled United States of America ex rel. Virginia Lee Lanford and Gwendolyne Cavanaugh v. Kindred, Inc., et al., No. 97-CV-2845. The United States of America intervened in the lawsuit on May 17, 1999. On July 23, 1999, the United States filed its Amended Complaint in the lawsuit. The lawsuit alleges that the Company and Kindred knowingly submitted false claims and false statements to the Medicare and Medicaid programs, including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in Kindred's nursing facilities and for third party nursing facility operators that the United States of America claims are not reimbursable costs. The lawsuit involves the Company's former health care operations. The complaint does not specify the amount of damages claimed by the plaintiffs. The Company disputes the allegations contained in the complaint and the Company and/or Kindred, on behalf of the Company, intends to defend this action vigorously.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

          (i) In Gary Graham on Behalf of the United States of America v. Kindred Operating, Inc. et. al. (S.D. Fla.), filed on or about June 8, 1999, it is alleged that the defendants, including the Company, presented or caused to be presented false or fraudulent claims for payment to the United States under the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint claims that Medisave, a former subsidiary of the Company which was transferred to Kindred in the 1998 Spin Off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the settlement among the United States, Kindred and the Company.

          (j) United States ex rel. George Mitchell et al. v. Kindred, Inc. et al. Civil Case No. C2-00-0015 (S.D. Ohio), filed with the United States District Court for the Southern District of Ohio on August 13, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the Company and its former subsidiaries, Vencare, Inc. ("Vencare") and Vencor Hospice, Inc. (the Company transferred both subsidiaries to Kindred in the 1998 Spin Off), submitted false statements to the Medicare program for, among other things, reimbursement for costs for patients who were not "hospice appropriate." The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the settlement among the United States, Kindred and the Company.

     Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. Neither the Company nor Kindred is able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the United States Health Care Financing Administration ("HCFA") or other regulatory agencies will not initiate additional investigations related to Kindred's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred's liquidity, financial position or results of operations, which in turn could have a Material Adverse Effect on the Company.

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

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Unasserted Claims--Potential Liabilities Due to Fraudulent Transfer
-------------------------------------------------------------------
Considerations and Other Claims
-------------------------------

     Although no claims were ever formally asserted, legal counsel for Kindred and certain of its creditors raised questions relating to potential fraudulent conveyance or obligation issues and other claims relating to the 1998 Spin Off. These potential fraudulent conveyance and obligation claims of Kindred relating to the 1998 Spin Off were released by Kindred and its creditors under the Final Plan.

NOTE 6--Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share ($'s in thousands, except per share amounts):

                                                                           Three Months Ended
                                                                         -----------------------
                                                                         March 31,     March 31,
                                                                         ---------     ---------
                                                                           2001          2000
                                                                           ----          ----
  Numerator for Basic and Diluted Earnings Per Share:
     Income before Extraordinary Item.................................   $ 10,579      $  6,940
     Extraordinary Item...............................................         --        (4,207)
                                                                         --------      --------
     Net Income.......................................................   $ 10,579      $  2,733
                                                                         ========      ========
  Denominator:
     Denominator for Basic Earnings Per Share--Weighted
       Average Shares.................................................     68,222        67,898
     Effect of Dilutive Securities:
        Stock Options.................................................        557            14
        Time Vesting Restricted Stock Awards..........................         93            --
                                                                         --------      --------
        Dilutive Potential Common Stock...............................        650            14
                                                                         --------      --------
     Denominator for Diluted Earnings Per Share--Adjusted
       Weighted Average...............................................     68,872        67,912
                                                                         ========      ========
  Basic Earnings  Per Share:
     Income  before Extraordinary Item................................   $   0.16      $   0.10
     Extraordinary Item...............................................         --         (0.06)
                                                                         --------      --------
     Net Income.......................................................   $   0.16      $   0.04
                                                                         ========      ========
  Diluted Earnings  Per Share:
     Income before Extraordinary Item.................................   $   0.15      $   0.10
     Extraordinary Item...............................................         --         (0.06)
                                                                         --------      --------
     Net Income.......................................................   $   0.15      $   0.04
                                                                         ========      ========


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

     Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. and certain of its affiliates (collectively, "Kindred") to continue to meet and/or honor its obligations under its contractual arrangements with the Company and the Company's wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"), including without limitation the various agreements (the "Spin Agreements") entered into by the Company and Kindred at the time of the corporate reorganization on May 1, 1998 (the "1998 Spin Off") pursuant to which the Company was separated into two publicly held corporations, (b) the ability and willingness of Kindred to continue to meet and/or honor its obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future health care reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company's interest rate swap agreement and the ability of the Company to satisfy its obligation to post cash collateral if required to do so under such interest rate swap agreement, (m) the ability and willingness of Atria, Inc. to continue to meet and honor its contractual arrangements with the Company and Ventas Realty entered into connection with the Company's spin off of its assisted living operations and related assets and liabilities to Atria in August 1996, (n) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (o) the outcome of the audit being conducted by the Internal Revenue Service for the Company's tax years ended December 31, 1997 and 1998, (p) final determination of the Company's net taxable income for the tax years ended December 31, 2000 and December 31, 2001, (q) the valuation of the common stock in Kindred received by Ventas Realty on the effective date of Kindred plan of reorganization, and (r) the treatment of the Company's claims in the chapter 11 cases of certain of the Company's tenants, including Integrated Health Services, Inc. and certain of its affiliates. Many of such factors are beyond the control of the Company and its management.

Kindred Information

     Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred's public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. The Company is providing this data for informational purposes only, and the reader of this Form 10-Q is encouraged to obtain Kindred's publicly available filings from the Commission.

Background Information

     The Company is a Delaware corporation that elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. The Company owns or leases 44 hospitals, 216 nursing facilities and eight personal care facilities in 36 states, as of March 31, 2001. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

Recent Developments Regarding Kindred

Kindred Bankruptcy

     On September 13, 1999 (the "Petition Date"), Kindred filed for protection under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On December 14, 2000, Kindred filed its fourth amended plan of reorganization (the "Fourth Amended Plan") with the Bankruptcy Court, containing the final terms of the restructuring of Kindred's debt and lease obligations. A hearing on the confirmation of the Fourth Amended Plan was held before the Bankruptcy Court on March 1, 2001 (the "Confirmation Hearing"). The Fourth Amended Plan, which was modified on the record of the Confirmation Hearing, was confirmed (as confirmed, the "Final Plan") by an order of the Bankruptcy Court, which order was entered on the docket on March 19, 2001 (the "Kindred Confirmation Date"). The Final Plan became effective on April 20, 2001 (the "Kindred Effective Date").

Summary of Economic Terms of the Final Plan

     Under the terms of the Final Plan, the Company, among other things, (i) retained all rent paid by Kindred through the Kindred Effective Date, (ii) amended and restated its leases with Kindred in the form of four Amended and Restated Master Lease Agreements all dated April 20, 2001 (individually an "Amended Master Lease" and collectively the "Amended Master Leases"), and (iii) received 1,498,500 shares of the common stock of Kindred together with certain registration rights.

     Annual base rent under the Amended Master Leases is scheduled to be $180.7 million from May 1, 2001 to April 30, 2002. For the period through April 30, 2004, annual base rent, which is payable in all cash, will escalate 3.5% on May 1 of each year, commencing May 1, 2002, if certain tenant revenue parameters are achieved.

Assuming such tenant revenue parameters are achieved, annual base rent under the Amended Master Leases will be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. All of the annual base rent will be paid in cash through April 30, 2004. Commencing May 1, 2004, if a Kindred Bank Refinancing Transaction (as defined below) has occurred, the 3.5% annual escalator will be paid in cash and the full amount of the annual base rent will be paid in cash. If a Kindred Bank Refinancing Transaction has not occurred, then on May 1, 2004 the 3.5% annual escalator under the Amended Master Leases will be comprised of (a) an annual cash escalator of approximately 2% on the rent payable in cash during the prior lease year and (b) a 1.5% annual non-cash rent escalator that will accrue at the annual rate of the London Interbank Offered Market Rate plus 450 basis points until the occurrence of a "Kindred Bank Refinancing Transaction," at which time the accrual with interest shall be due and payable and thereafter the 1.5% non-cash rent escalator will convert to a cash escalator so that the total cash escalator thereafter will equal 3.5% per year. Under the terms of the Final Plan, Kindred paid $15.1 million in base rent for April 2001, which is the monthly base rent amount under the stipulation and order entered by the Bankruptcy Court on or about September 13, 1999 (the "Rent Stipulation"). The Company also has the one time right to reset the rents under the Amended Master Leases, exercisable 5 1/4 years after the Kindred Effective Date on an Amended Master Lease by Amended Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Amended Master Lease. See "Note 3-- Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan-- Amended Master Leases" to the Condensed Consolidated Financial Statements.

     On the Kindred Effective Date, Ventas Realty received 1,498,500 shares of the common stock in Kindred as restructured under the Final Plan, representing 9.99% of the issued and outstanding common stock in Kindred as of the Kindred Effective Date (the "New Kindred Common Stock"). The New Kindred Common Stock held by Ventas Realty is subject to dilution from stock issuances occurring after the Kindred Effective Date. The New Kindred Common Stock was issued to Ventas Realty as additional future rent in consideration of the Company's and Ventas Realty's agreement to charge the base rent as provided in the Amended Master Leases The value of the Company's New Kindred Common Stock, determined as of the date received by the Company will be amortized as future rent over the weighted average remaining term of the Amended Master Leases for financial reporting purposes.

    Under the Code, if the Company directly or indirectly is deemed to own 10% or more of any class of Kindred's issued and outstanding voting securities or 10% or more of the value of any class of Kindred's issued and outstanding securities (the "10% securities test"), Kindred would be a "Related Party Tenant". As a Related Party Tenant, the Company's rental revenue from Kindred would not qualify as "rents from real property" and the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test. The Company's loss of REIT status would have a Material Adverse Effect on the Company.

     The Company believes that, based upon applicable tax authorities and decisions and advice from the Internal Revenue Service, all common stock underlying warrants and options issued by Kindred and performance shares issued by Kindred will be deemed outstanding for purposes of calculating the Company's ownership percentage under the 10% securities test. Accordingly, the Company believes that for purposes of the 10% securities test, its ownership percentage in Kindred is materially less than 9.99%.

     In addition, the Company has taken a number of steps to reduce the risk of the Company's loss of REIT status due to the violation of the 10% securities test.

     First, under Article Twelfth of the Kindred Amended and Restated Certificate of Incorporation (the "Kindred Corporate Charter"), if Kindred proposes to enter into a transaction which would cause the Company to violate the 10% securities test, Kindred must give the Company fifteen days prior written notice of such transaction, which notice constitutes an offer by Kindred to purchase from the Company immediately prior to the consummation of such transaction a number of shares of the New Kindred Common Stock such that after the consummation of the proposed transaction the Company's ownership interest in Kindred will not exceed 9.99%. The Company will not be required to accept such offer but may in its discretion do so. Kindred agrees not to close the transaction until it has purchased the appropriate amount of the New Kindred Common Stock from the Company if the Company elects to accept the Kindred offer.

     Second, the Company may sell the New Kindred Common Stock to a third party or distribute the New Kindred Common Stock to its stockholders, subject to compliance with the registration requirements of the Securities Act. On the Kindred Effective Date, Kindred executed and delivered a registration rights agreement to Ventas Realty, certain other initial holders of New Kindred Common Stock and other signatories (the "Registration Rights Agreement.") Under the Registration Rights Agreement, Kindred agreed to file a registration statement within 120 days after the Kindred Effective Date to register the New Kindred Common Stock under the Securities Act. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan--Registration Rights Agreement." The New Kindred Common Stock could be sold in the public trading markets, in a private sale or distributed by the Company to its stockholders as a dividend upon compliance with the rules and regulations of the New York Stock Exchange and the Commission and all other applicable laws, rules and regulations. However, if the Company were required to dispose of all or a portion of the New Kindred Common Stock, there can be no assurance that a public market will exist for the New Kindred Common Stock, that a private buyer could be found for the New Kindred Common Stock, the price at which a sale could be effected, or whether a registration statement relating to the proposed transaction would be declared effective in time to effectuate such sale in order for the Company to avoid the loss of its REIT status.

     Third, the Company established a trust into which Ventas Realty transferred a nominal amount of cash on the Kindred Effective Date. The Company believes that, subject to compliance with applicable securities law, it may, for any reason, transfer to the trust all or a portion of the Company's New Kindred Common Stock. Upon any such transfer of the New Kindred Common Stock to the trust, the trust will convert to separate trusts for the benefit of each stockholder of the Company determined as of the record date set by the Company. There can be no assurance, however, that applicable law will permit the Company to distribute the New Kindred Common Stock to the trust as a dividend to its stockholders or that the Company will elect to do so.

     The Company has also taken steps to prevent the attribution of the New Kindred Common Stock owned by its stockholders to the Company. The Company has amended the waivers of the ownership limits in its charter such that the only greater than 10% stockholder of the Company's stock is Tenet Healthcare Corporation ("Tenet"). Tenet owns approximately 12% of the Company's issued and outstanding Common Stock. Certain provisions under the Code provide that any ownership interest in Kindred that Tenet may purchase may be attributed to the Company. If any such attribution occurs at a time when the Company owns 9.99% of the issued and outstanding New Kindred Common Stock, the Company could violate the 10% securities test and lose its REIT status unless under applicable laws, rules and regulations or interpretations, the Company is otherwise deemed not to have violated the 10% securities test. There can be no assurance that relief for a violation of the 10% securities test would be available in all circumstances. If the Company should lose its REIT status, it would have a Material Adverse Effect on the Company. To reduce the likelihood of such an occurrence, the Company has implemented certain protective measures. As part of the Final Plan, the Company negotiated for the inclusion of Article Tenth of the Kindred Corporate Charter. Article Tenth of the Kindred Corporate Charter, which became effective on the Kindred Effective Date, is designed to prohibit Tenet from gaining beneficial ownership of any New Kindred Common Stock if such ownership when combined with the Company's ownership would exceed 9.9% of any class of stock or all stock in the aggregate. If Tenet should nevertheless violate this provision, either directly or as a result of the attribution rules under the Code, any shares of the New Kindred Common Stock so purchased by or attributed to Tenet will automatically, without any action by any party, become "Excess Stock" in Kindred and will be deemed to be owned by a trust for the benefit of a third party and Tenet will have no legal title to such "Excess Stock" in Kindred. Tenet would have the limited right to receive certain distributions on and a certain portion of the proceeds of a sale of such "Excess Stock" in Kindred.

     In addition, under the Company's Certificate of Incorporation, under a formal interpretation by the Board of Directors, if Tenet should purchase any New Kindred Common Stock while Tenet owns in excess of 10% of the Company's Common Stock, then all of Tenet's holdings of the Company's Common Stock in excess of 9.9% will automatically become "Excess Shares" in the Company and will be deemed to be owned by a trust for the benefit of a third party and Tenet would have no legal title to such "Excess Shares" in the Company. Tenet would have the limited right to receive certain distributions on and a certain portion of the proceeds of a sale of such Excess Shares in the Company.

     While the Company believes that these and other safeguards which have been instituted by the Company are adequate, there can be no assurances that such safeguards will be adequate to prevent the Company from violating the 10% securities test. It would have a Material Adverse Effect on the Company if the Company should ever violate the 10% securities test because the Company would lose its status as a REIT.

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

     Except for a Participation Agreement and a Development Agreement, Kindred has assumed and agreed to continue to perform its obligations under the Spin Agreements including, without limitation, the obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off. See "Note 3--Concentration of Credit Risk and Recent Developments-- Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan" to the Condensed Consolidated Financial Statements.

     As of the Kindred Effective Date, certain federal, state and local tax refund proceeds received on or after September 13, 1999 by Kindred or the Company for tax periods prior to and including the 1998 Spin Off (the "Subject Periods") were placed into an escrow account to be used to satisfy any potential tax liabilities for the Subject Periods. When audits of the relevant tax periods have been concluded, any residual amount remaining in escrow will be shared equally by the Company and Kindred. All interest accruing on the escrowed amounts will be distributed annually equally between the Company and Kindred. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan--Tax Allocation Agreement and Tax Refund Escrow Agreement" to the Condensed Consolidated Financial Statements.

     The Company waived the right to the payment of (a) $18.9 million for the August 1999 unpaid monthly base rent under the four multi-facility master lease agreements entered into by the Company and Kindred at the time of the 1998 Spin Off and the single facility master lease agreement dated August 7, 1998 between Ventas Realty and Kindred Nursing Centers Limited Partnership (collectively, the "Original Master Leases") and (b) approximately $79.5 million, representing the difference between the rent required to be paid under the terms of the Original Master Leases and the rent paid to the Company after the Petition Date and prior to the first calendar month following the Kindred Effective Date pursuant to the terms of the Rent Stipulation.

     Under the Final Plan, the Kindred Senior Bank Debt was restructured as follows: (i) the principal and accrued interest amount of the Kindred Senior Bank Debt was reduced from approximately $578.0 million to $300.0 million, (ii) the restructured debt has a maturity date on the seventh anniversary of the Kindred Effective Date and bears interest at LIBOR plus 450 basis points, (iii) no interest accrues on the restructured debt until the amount of foregone interest equals $15.9 million, (iv) the restructured debt is secured by a second lien on substantially all of the assets of Kindred, and (v) the holders of the Kindred Senior Bank Debt received 9,826,092 shares of the New Kindred Common Stock representing approximately 65.5% of the issued and outstanding New Kindred Common Stock as of the Kindred Effective Date, subject to dilution from stock issuances by Kindred after the Kindred Effective Date.

     Under the Final Plan the holders of the Kindred Senior Subordinated Notes converted their claim of approximately $374.0 million of principal and accrued interest as of the Kindred Petition Date into (i) 3,675,408 shares of New Kindred Common Stock, representing approximately 24.5% of the issued and outstanding New Kindred Common Stock as of the Kindred Effective Date, subject to dilution from stock issuances by Kindred after the Kindred Effective Date and
(ii) warrants to purchase in the aggregate 7 million shares of New Kindred Common Stock divided into two series, one of which represents the right to purchase 2 million shares at an exercise price of $30.00 per share and the second of which represents the right to purchase 5 million shares at an exercise price of $33.33 per share. These warrants, if exercised, will result in the issuance of New Kindred Common Stock representing approximately 30% of the fully diluted equity of Kindred assuming the warrants were exercised on the Kindred Effective Date.

     Under the Final Plan, stock incentive plans were adopted and implemented by Kindred (the "Kindred Stock Incentive Plans") for the benefit of the senior management of Kindred. Options to purchase 0.6 million shares of New Kindred Common Stock and 0.6 million restricted shares of New Kindred Common Stock are available for grant under the Kindred Stock Incentive Plans.

Spin Agreements and Other Arrangements Under the Final Plan

     See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan" to the Condensed Consolidated Financial Statements for a description of the material terms of (a) certain of the Spin Agreements, as assumed by Kindred, including the terms of amendments or restatements of such Spin Agreements, where applicable, (b) those Spin Agreements and other agreements terminated under the Final Plan, and (c) new agreements entered into between the Company and Kindred in accordance with the Final Plan.

Releases Under the Final Plan

     Release of United States Claims

     The Final Plan contains a comprehensive settlement of all civil and administrative claims by the United States against the Company and Kindred arising from the participation the Kindred facilities, formerly operated by the Company, in various federal health benefit programs (the "United States Settlement"). See "Note 3--Recent Developments Regarding Kindred--Settlement of United States Claims" To the Condensed Consolidated Financial Statements.

     Under the terms of the United States Settlement, the United States released the Company from all civil or administrative monetary claims or causes of actions the United States or others authorized to bring suits in its name and on its behalf including third party claimants under 31 U.S.C. Section 3730(b) or
(d), had or may have against the Company under the False Claims Act, 31 U.S.C.
Section 3729-3733 (the "False Claims Act"), the Civil Monetary Penalties Law,
42 U.S.C. Section 1320a-7a (the "Civil Monetary Penalties Law"), the Program Fraud Civil Remedies Act, 31 U.S.C. Sections 3801-3812 (the "Program Fraud
Civil Remedies Act"), and/or common law doctrines of payment by mistake, unjust enrichment, breach of contract or fraud, for certain conduct of the Company and/or Kindred alleged to have occurred under the qui tam actions and certain other conduct investigated by the United States. Such conduct includes, without limitation, overbilling in connection with the provision of mobile radiology and diagnostic services, improper pharmacy charges, improper billing for respiratory therapy services and associated supplies, certain quality of care issues and certain other facility specific conduct (collectively, the

"Covered Conduct"). With respect to the Covered Conduct, the United States also released the Company for administrative overpayments under the Medicare Program ("Medicare"), Title XVIII of the Social Security Act, 42 U.S.C. Sections 1395-1395ggg (the "Social Security Act") under the TRICARE Program, 10 U.S.C. Sections 1071-1106 (the "TRICARE Program"), civil monetary penalties imposed under 42 U.S.C. (S) 1395i--3(h)(2)(B)(ii) and 42 U.S.C. Section
1396r(h)(2)(A)(ii) and actions for permissive exclusion from Medicare, Medicaid and other federal health programs.

     Under the terms of the United States Settlement, the Company received a release from the United States and others authorized to bring suits in its name and on its behalf including third party claims under 31 U.S.C. Section 3730(b) or (d) for all known or unknown, asserted or unasserted, civil and administrative monetary claims, actions and causes of actions arising on or before the Kindred Effective Date for (a) administrative overpayments under Medicare, the Social Security Act, and the TRICARE Program, (b) claims relating to any of the federal health care programs under the False Claims Act, Civil Monetary Penalties Law, the Program Fraud Civil Remedies Act, Medicare and the regulations thereunder, and other federal statutes, (c) claims for money arising out of quality of care issues, (d) claims based on submission of Medicare cost reports, or payments made with respect thereto or otherwise relating to participation in the Medicare program for periods prior to September 1999, (e) common law claims relating to any of the federal health care programs, (f) all claims asserted by the United States in its proof of claims filed in the Kindred Bankruptcy and (g) all claims alleged in the qui tam cases. The United States executed a joinder to the Final Plan acknowledging and confirming its agreement to the United States Settlement.

     Except as set forth below, the current and former directors, officers and employees of the Company generally received a release from the United States coextensive with the United States' release of the Company but only to the extent a current or former director, officer or employee of the Company is entitled to indemnification, contribution and/or similar relief from the Company or Kindred. However, if the United States brings a claim against a current or former officer, director or employee of either Kindred or the Company, even though such claim would otherwise have been released as provided above, the United States may collect for any such claim the lesser of (i) $13.0 million in the aggregate for all such claims against all directors, officers and employees of the Company and Kindred, and (ii) the amount of any insurance proceeds actually available to satisfy such claims. Any and all such claims by the United States against the directors, officers and employees of the Company or Kindred over and above this specified amount are released. Kindred and the Company agreed in the Final Plan not to materially alter the coverage as it existed as of September 1, 2000 under such corporate liability policy, without the reasonable consent of the United States.

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

     Other Releases under the Final Plan

     In consideration for the Company and Ventas Realty entering into the Amended Master Leases and agreeing to their treatment under the Final Plan, Kindred directly released the Company and Ventas Realty and their current and former directors, officers and employees, in their capacities as such, from all claims, that arose before the Kindred Confirmation Date and including, without limitation, any claim, demand, debt, right, cause of action or liability for an avoidance or a recovery on account of or due to fraudulent conveyance, preferential payment, fraudulent transfer and fraudulent obligations and all other claims relating to or arising out of the 1998 Spin Off. However, the Company was not released from, and the Company remains liable for, the performance of its obligations under the

Final Plan, the Spin Agreements, the Amended Master Leases and all other agreements between the Company or Ventas Realty and Kindred which were assumed by or entered into by Kindred under the Final Plan.

     The Final Plan generally provides that the Company and Ventas Realty and their current and former directors, officers and employees, solely in their capacity as such, are released by the holders of certain claims against Kindred (including the holders of general unsecured claims, senior bank debt claims, subordinated noteholder claims and certain preferred equity put right claims), of all claims, that arose before the Kindred Confirmation Date and including, without limitation, any claim, demand, debt, right, cause of action or liability for an avoidance or a recovery on account of or due to fraudulent conveyance, preferential payment, fraudulent transfer and fraudulent obligations and all other claims relating to or arising out of the 1998 Spin Off. The following claims are specifically excluded from these releases: (a) obligations of the Company and Ventas Realty under the Final Plan and all of the documents related thereto; and (b) direct claims against the Company or Ventas Realty which (i) are unrelated to the 1998 Spin Off, (ii) are unrelated to Kindred (including Kindred's operations prior to the 1998 Spin Off), and (iii) were not asserted and could not have been asserted against Kindred in the Kindred bankruptcy proceedings. At the Confirmation Hearing, the Bankruptcy Court judge approved these releases. The Company believes that these releases generally meet the requirements to be enforceable against non-debtor parties. However, there exists a complex and evolving body of case law governing the enforceability of releases in bankruptcy by non-debtor parties and there can be no assurance that such a releasing party will not seek to challenge such releases or what the outcome will be if the enforceability of the releases is so challenged.

     The releases in favor of the Company's officers, directors or employees are limited to claims that arose out of the officer/director/employee relationship. The Company was not released from any indemnification claims of any current and former officers, directors and employees of the Company.

     The Company directly released Kindred and its officers, directors and employees, solely in their capacity as such, from all claims, whether reduced to judgment or not, liquidated or unliquidated, contingent or noncontingent, asserted or unasserted, fixed or not, matured or unmatured, disputed or undisputed, legal or equitable, known or unknown that arose before the Kindred Confirmation Date. However, Kindred was not released from, and Kindred remains liable for, the performance of all obligations under the Final Plan and the Spin Agreements, the Amended Master Leases and all other agreements between Kindred and the Company or Ventas Realty which were assumed or entered into by Kindred under the Final Plan. The releases by the Company of the officers, directors and employees of Kindred are limited to those claims against an officer, director or employee that arose out of the officer/director/employee relationship.

     The Company released the holders of the Kindred senior bank debt and the Kindred subordinated noteholders, and their respective officers, directors, employees, members, principals, attorneys advisors, agents, professionals, representatives, benefit plan administrators or trustees (each of the foregoing, solely in their capacity as such) from all claims, whether reduced to judgment or not, liquidated or unliquidated, contingent or noncontingent, asserted or unasserted, fixed or not, matured or unmatured, disputed or undisputed, legal or equitable, known or unknown, that arose before the Kindred Effective Date and are related to the 1998 Spin Off. The Company did not release any claims under the Company's Amended Credit Agreement or any document or instrument related thereto or any direct claims unrelated to the 1998 Spin Off.

Recent Developments Regarding Income Taxes

     On January 16, 2001 the Internal Revenue Service completed its review of the Company's federal income tax returns for the tax years ending December 31, 1992 through 1994. The Company estimates that it will be entitled to $0.9 million plus interest as a result of the audit adjustments for these periods. Such amount is included in recoverable federal income taxes on the Condensed Consolidated Balance Sheet.

     The Internal Revenue Service is currently reviewing the federal income tax returns of the Company for tax years ending December 31, 1997 and 1998. There can be no assurances as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company. However, the resulting tax liabilities, if any, for the tax years ended December 31, 1997 and 1998 will be satisfied first from the loss of net operating loss ("NOL") carryforwards (including the NOL carryforwards that were utilized to offset the Company's federal income tax liability for 1999 and 2000), and if the tax liabilities exceed the amount of NOL carryforwards, then from the escrowed amounts under the Tax Refund Escrow Agreement. To the extent the NOL carryforwards and the escrowed amounts under the Tax Refund Escrow Agreement are not sufficient to satisfy such liabilities, Kindred has indemnified the Company for certain but not all of these tax liabilities under the Tax Allocation Agreement. There can be no assurances that the NOL carryforwards and the escrowed amounts under the Tax Refund Escrow Agreement will be sufficient to satisfy these liabilities or that Kindred has any obligation to indemnify the Company for particular liabilities or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Kindred will continue to honor its indemnification obligations.

Results of Operations

     The Company elected to qualify as a REIT for federal income tax purposes for the tax year ended December 31, 1999. The Company believes that it has satisfied the requirements to continue to qualify as a REIT for federal income tax purposes for the year ended December 31, 2000. Although the Company intends to continue to qualify as a REIT for the year ended December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT. The Company's failure to continue to qualify as a REIT could have a Material Adverse Effect on the Company.

Three months ended March 31, 2001 and 2000

     Rental income for the three months ended March 31, 2001 was $46.1 million, of which $45.4 million (98.4%) resulted from leases with Kindred. The rental income for the three months ended March 31, 2001 is approximately equal to net rental income for the three months ended March 31, 2000 of $46.2 million, of which $45.3 million (98.2%) resulted from leases with Kindred. Under the Final Plan, the Company waived its right to the payment of the difference between rent required to be paid under the terms of the Original Master Leases and the rent received by the Company after the Petition Date and prior to the beginning of the month immediately following the Kindred Effective Date. As a result of this waiver, the Company recorded revenue in the first quarter 2001 equal to the amount actually paid by Kindred. In the first quarter of 2000, the outcome of the bankruptcy was uncertain, and the difference between the rent provided for in the Original Master Lease and rent actually received from Kindred was written off to uncollectible rent expense. Interest income totaled approximately $1.5 million for the three months ended March 31, 2001 as compared to approximately $1.6 million for the three months ended March 31, 2000.

     Expenses totaled $36.4 million for the quarter ended March 31, 2001 and included $10.5 million of depreciation expense on real estate assets and $21.1 million of interest on the Amended Credit Agreement and other debt. For the quarter ended March 31, 2000, expenses totaled $52.2 million and included $10.6 million of depreciation expense on real estate assets and $23.8 million of interest on the Amended Credit Agreement and other debt. The $15.8 million decrease in expenses was due primarily to (a) a charge to earnings of $11.3 million for the quarter ended March 31, 2000 for uncollectible rent from tenants, which primarily includes the difference between the minimum monthly base rent due under the terms of the Original Master Leases and the base rent that was paid under the terms of the Rent Stipulation, (b) decreased interest expense, and (c) decreased professional fees.

     Interest expense of $21.1 million for the quarter ended March 31, 2001 decreased by $2.7 million over interest expense of $23.8 million for the quarter ended March 31, 2000. The decrease in interest expense was due primarily to the reduced principal amount, reduced amortization of deferred financing fees and the favorable impact of timing differences in the rate setting under the Company's interest rate protection agreement and the Amended Credit Agreement. For the three months ended March 31, 2001, amortization of deferred financing fees was $0.6 million compared to $1.4 million for the three months ended March 31, 2000. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

     Professional fees totaled approximately $1.8 million for the three months ended March 31, 2001, as compared to $3.3 million for the three months ended March 31, 2000. The decrease relates primarily to the reduction in professional fees incurred as a result of ongoing negotiations with Kindred. Fees incurred in the first quarter of 2000 were significant in connection with Kindred's bankruptcy filing as discussed above in "--Recent Developments Regarding Kindred". Legal and financial advisory fees are anticipated to decline after the Kindred Effective Date but may continue to be material.

     In the first quarter 2000, the Company incurred $0.4 million in non-recurring employee severance costs.

     The Internal Revenue Service is currently reviewing the federal income tax returns of the Company for tax years ending December 31, 1997 and 1998. There can be no assurances as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company. However, the resulting tax liabilities, if any, for the tax years ended December 31, 1997 and 1998 will be satisfied first from the loss of NOL carryforwards (including the NOL carryforwards that were utilized to offset the Company's federal income tax liability for 1999 and 2000).

     As a result of the uncertainties relating to the Company's ability to retain its NOL's, the Company provided for taxes on the 10% of its estimated 2001 taxable incomewhich the Company does not expect to distribute as a dividend. The Company's estimation of its 2001 taxable income is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Amended Master Leases and the Spin Agreements; no capital transactions occur; the Company's tax positions do not change; the Company's New Kindred Common Stock is ultimately determined to be valued at $20 million; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; interest rates remain constant; the Company pays 90 percent of its taxable net income as a dividend for 2001 and pays federal income tax on the remaining 10 percent of its taxable net income; and the Company's issued and outstanding shares remain unchanged.

     Net income for the three months ended March 31, 2001 was $10.6 million, or $0.15 per diluted share. After extraordinary expenses of $4.2 million, or $0.06 per share, net income for the three months ended March 31, 2000, was $2.7 million or $0.04 per share.

Funds from Operations

     Funds from operations ("FFO") for the three months ended March 31, 2001 totaled $21.0 million or $0.31 per diluted share. FFO for the comparable period in 2000 totaled $17.6 million or $0.26 per diluted share. In calculating net income and FFO for the three months ended March 31, 2001 and 2000, the Company included in its expenses (and thus reduced net income and FFO) the aforementioned legal and financial advisory expenses. FFO for the three months ended March 31, 2001 and 2000 is summarized in the following table:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                           ---------   ---------
                                                              2001        2000
                                                            -------     -------
     Net income...........................................  $10,579     $ 2,733
     Extraordinary loss on extinguishment of debt.........        -       4,207
                                                            -------     -------
       Income before extraordinary loss...................   10,579       6,940
     Add: depreciation on real estate investments.........   10,475      10,634
                                                            -------     -------
       Funds from operations..............................  $21,054     $17,574
                                                            =======     =======

     FFO per diluted share................................  $  0.31     $  0.26
                                                            =======     =======

     Diluted Shares.......................................   68,872      67,912
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

Liquidity and Capital Resources

     Cash provided by operations totaled $23.1 million for the three months ended March 31, 2001. For the three months ended March 31, 2000 cash provided by operations totaled $45.5 million and included the receipt of $26.6 million from tax refunds that were ultimately restricted in cash under the Tax Escrow Agreement. See "Note 3--Concentration of Credit Risk and Recent Developments-- Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan--Tax Allocation Agreement and Tax Refund Escrow Agreement" to the Condensed Consolidated Financial Statements. Net cash used in financing activities for the three months ended March 31, 2001 totaled $54.8 million and included a $35.0 million payment of principal on the Amended Credit Agreement and $19.8 million payment of a cash dividend or $0.29 per common share to stockholders of record as of December 30, 2000. Net cash used in financing activities for the three months ended March 31, 2000 totaled $63.5 million after payment of $50.9 million on principal on the Amended Credit Agreement and deferred financing payments of $12.6 million.

     The Company had cash and cash equivalents of $55.1 million (excluding restricted cash of $27.1 million) and outstanding debt of $851.4 million at March 31, 2001.

     In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% for tax years ending on or after December 31, 2001 of its "REIT taxable income" (excluding net capital gain). The Company elected to qualify as a REIT for the year ending December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the tax year ending December 31, 2001 and subsequent years. The Company intends to pay a dividend for 2001 equal to at least 90% of the Company's taxable income for 2001. The 2001 dividend may be satisfied by a combination of cash or other property or securities, including the New Kindred Common Stock.. On April 20, 2001, the Company declared a dividend of $0.22 per share. This amount represents a portion of 90 percent of Ventas' estimated annual net taxable income for 2001.

     In estimating its 2001 taxable net income, the Company assumed a value of $20 million for the New Kindred Common Stock received by the Company on the Kindred Effective Date. The value of the New Kindred Common Stock will be included in the Company's 2001 taxable income, although the amount is currently uncertain. The value will ultimately be determined based on applicable laws, regulations, advice from experts, appraisals, the trading performance of the equity and other appropriate facts and circumstances. Upon a final determination of such value by the Company, it will adjust its 2001 dividend payout so that the total dividends paid for 2001 will equal at least 90 percent of the Company's estimate of its 2001 taxable income. In estimating its 2001 income for financial reporting purposes, the value of the Company's New Kindred Common Stock will be amortized as future rent over the weighted average remaining term of the Amended Master Leases.

     The valuation of the New Kindred Common Stock made for purposes of calculating the Company's dividend, does not necessarily reflect the actual value of the Company's New Kindred Common Stock, which may be higher or lower, or the price at which the Company could sell the New Kindred Common Stock. Based on the pricing of Kindred's senior debt and subordinated debt immediately prior to the Kindred Effective Date, the value of the Company's New Kindred Common Stock may be higher than the $20 million assumed value.

     The Company's estimation of its 2001 taxable income is based on a number of additional assumptions, including, but not limited to, those set forth under "--Results of Operations--Three Months ended March 31, 2001 and 2000."

     It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. However, this will be partially offset by the value of the New Kindred Common Stock received by the Company on the Kindred Effective Date which will be included in taxable income in the year received by the Company. The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

     It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. In addition, the failure of Kindred to make rental payments under the Amended Master Leases would impair materially the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

     Although the Company intends to continue to qualify as a REIT for the 2001 Tax Year and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. If the Company were to fail or elect not to continue to qualify as a REIT in any such tax year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election to qualify as a REIT the Company would not be eligible to elect again to be treated as a REIT before the fifth taxable year after the year of such termination or revocation.

     Under the terms of the Amended Credit Agreement, it was an Event of Default if the Kindred Effective Date did not occur on or before December 31, 2000 (the "Kindred Effective Date Deadline"). When it became apparent that the Kindred Effective Date would not occur by December 31, 2000, the Company initiated discussions with the administrative agent for the lenders under the Amended Credit Agreement in an effort to obtain a waiver or amendment of this provision. The Company and substantially all of its lenders entered into an Amendment and Waiver dated as of December 20, 2000 (the "Amendment and Waiver") to the Amended Credit Agreement, whereby the deadline for the Kindred Effective Date Deadline was extended from December 31, 2000 to March 31, 2001. In consideration for this extension, the Company paid a fee of $0.2 million to the lenders executing the Amendment and Waiver and agreed to amend the amortization schedules on certain of the loans under the Amended Credit Agreement. The Company exercised its option under the Amendment and Waiver to extend the Kindred

Effective Date Deadline from March 31, 2001 to April 30, 2001. In consideration of this extension, the Company paid a fee of approximately $0.1 million to the lenders that executed the Amendment and Waiver. The Kindred Effective date occurred on April 20, 2001.

     The Amended Credit Agreement, as revised by the Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan, (i) $50.0 million was paid at closing on January 31, 2000, (ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) thereafter, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the "Monthly Sweep") will be applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002; (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001, (ii) a one-time paydown of Excess Cash is scheduled to be made on or before May 21, 2001, as more fully described below (the "B Sweep"), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004 and (iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal and the final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

     The B Sweep, if any, is scheduled to be made on May 21, 2001. The B Sweep is a one-time payment equal to the Company's cash and cash equivalents on hand on May 21, 2001 minus the sum of (to the extent not yet paid) (i) amounts payable under the United States Settlement during the succeeding three months,
(ii) a reasonable reserve to pay the applicable portion of the Company's minimum REIT dividend for the quarters prior to and including the Kindred Effective Date of 2001, (iii) $1.0 million and (iv) other specified amounts. Currently, the Company believes that it will not be required to pay any amounts under the B Sweep.

     The first Monthly Sweep will be made on July 31, 2001 and will cover the period from May 20, 2001 through June 30, 2001. Thereafter, the Monthly Sweep will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months,
(v) taxes and (vi) other specified amounts.

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

     The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2001, the Company had an $850 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the interest rate swap agreement is scheduled to decline as follows:

                    Notional Amount                     Date
                    ---------------              ------------------
                      800,000,000                December 31, 2001
                      775,000,000                December 31, 2002
                          --                     September 30, 2003

     When interest rates rise the interest rate swap agreement increases in fair value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. As of March 31, 2001, interest rates had fallen and the interest rate swap agreement was in an unrealized loss position to the Company of approximately $21.6 million. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2001:

          Notional Amount................................ $ 850,000,000
          Fair Value to the Company......................  ($21,633,473)
          Fair Value to the Company Reflecting
             Change in Interest Rates
               -100 BPS..................................  ($38,857,793)
               +100 BPS..................................   ($4,850,686)


     The terms of this interest rate swap agreement require that the Company make a cash payment or otherwise post collateral to the counterparty if the fair value loss to the Company exceed certain levels (the "threshold levels"). The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of March 31, 2001, the threshold level under the interest rate swap agreement was a fair value unrealized loss of $35.0 million and the interest rate swap agreement was in an unrealized loss position to the Company of $21.6 million; therefore, no collateral was required to be posted. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

                          PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since January 1, 2001, the Company has issued the following equity securities in transactions that were not registered under the Securities Act:

     On April 20, 2001, the Company granted to the members of the Board of Directors 20,114 shares of common stock, par value of $0.25 per share of the Company (the "Common Stock"). Fifty percent of the restricted stock vested on the grant date and the remaining fifty percent will vest on the first anniversary date of the grant date. There were no proceeds to the Company from the issuance of the restricted stock. Based upon the number of offerees and the nature of their relationship with the Company, the restricted stock was issued without registration under the Securities Act, in reliance on an exemption contained in Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

     (b) REPORTS ON FORM 8-K:

     On April 24, 2001, the Company filed a Current Report on Form 8-K announcing that on April 20, 2001 Vencor emerged from Chapter 11 bankruptcy on the terms of the Final Plan and concurrently changed its name to Kindred Healthcare, Inc. The Company announced the declaration of a dividend and disclosed its expectations for Funds from Operations for 2001. The Company also announced that on April 20, 2001 it paid $34 million to the Department of Justice as part of its previously announced settlement of all Medicare billing disputes, investigations and claims. Lastly, the Company stated that it provided an online, real-time webcast of a conference call to discuss the foregoing events on April 23, 2001.

    On April 24, 2001, the Company filed an Amendment to the Current Report on Form 8-K/A making certain corrections to the Current Report on Form 8-K filed on April 24, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2001

                                    VENTAS, INC.


                                    By: /s/ Debra A. Cafaro
                                        -------------------------------------
                                        Debra A. Cafaro
                                        Chief Executive Officer and President


                                    By: /s/ Mary L. Smith
                                        -------------------------------------
                                        Mary L. Smith
                                        Principal Accounting Officer