Form 10-Q
period 2001-06-30
VENTAS INC
filed 2001-08-10
CIK 740260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

          Class of Common Stock:            Outstanding at  August 6, 2001:
       Common Stock, $.25 par value                 Shares 68,833,436

                                 VENTAS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I--FINANCIAL INFORMATION..........................................................................     3
Item 1. Financial Statements...........................................................................     3
        Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................     3
        Condensed Consolidated Statements of Income for the Three Months Ended and Six
          Months Ended June 30, 2001 and June 30, 2000.................................................     4
        Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and June 30, 2000.............................................     5
        Notes To Condensed Consolidated Financial Statements...........................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........    31
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    45

PART II--OTHER INFORMATION.............................................................................    46
Item 1. Legal Proceedings..............................................................................    46
Item 2. Changes in Securities and Use of Proceeds......................................................    46
Item 4. Submission of Matters to a Vote of Security Holders............................................    46
Item 6. Exhibits and Reports on Form 8-K...............................................................    47

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VENTAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                   June 30,             December 31,
                                                                                     2001                   2000
                                                                                  (Unaudited)             (Audited)
                                                                               -----------------       ----------------
                                 Assets
Real estate investments:
  Land...................................................................            $  120,151            $  120,151
  Building and improvements..............................................             1,055,992             1,055,992
                                                                               ----------------        --------------
                                                                                      1,176,143             1,176,143
  Accumulated depreciation...............................................              (348,547)             (327,598)
                                                                               ----------------        --------------
     Total real estate investments.......................................               827,596               848,545
Cash and cash equivalents................................................                23,384                87,401
Restricted cash--held in tax escrow......................................                14,363                26,893
Recoverable federal  income taxes........................................                 2,036                 3,211
Deferred financing costs, net............................................                 9,653                10,875
Investment in Kindred Healthcare, Inc....................................                18,200                    --
Notes receivable from employees..........................................                 3,543                 3,422
Other....................................................................                 2,358                   798
                                                                               ----------------        --------------
     Total assets........................................................            $  901,133            $  981,145
                                                                               ================        ==============

                    Liabilities and stockholders' equity
Liabilities:
  Notes payable and other debt...........................................            $  850,420            $  886,385
  United States Settlement...............................................                59,711                96,493
  Deferred gain on partial termination of interest rate swap agreement...                    --                21,605
  Deferred revenue.......................................................                22,282                    --
  Interest rate hedge....................................................                20,145                    --
  Accrued dividend.......................................................                    --                19,846
  Accounts payable and other accrued liabilities.........................                13,052                13,720
  Other liabilities--disputed federal, state and local tax refunds.......                15,386                30,104
  Deferred income taxes..................................................                30,506                30,506
                                                                              -----------------      ----------------
     Total liabilities...................................................             1,011,502             1,098,659
                                                                              -----------------      ----------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, unissued..............................................                    --                    --
  Common stock...........................................................                18,402                18,402
  Capital in excess of par value.........................................               123,347               132,228
  Unearned compensation on restricted stock..............................                (1,891)               (1,338)
  Accumulated other comprehensive income.................................                 1,460                    --
  Retained earnings (deficit)............................................              (117,763)             (121,323)
                                                                              -----------------      ----------------
                                                                                         23,555                27,969
  Treasury stock.........................................................              (133,924)             (145,483)
                                                                              -----------------      ----------------
     Total stockholders' equity (deficit)................................              (110,369)             (117,514)
                                                                              -----------------      ----------------
     Total liabilities and stockholders' equity..........................            $  901,133            $  981,145
                                                                              =================      ================

            See notes to condensed consolidated financial statements

                                  VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                      ----------------------------------      ---------------------------------
                                                            2001               2000                2001               2000
                                                      ---------------     --------------      ---------------------------------
Revenues:
     Rental income..................................          $46,294            $58,238             $92,412           $115,721
     Interest and other income......................            1,062              1,736               2,568              3,353
                                                      ---------------     ---------------      ---------------------------------

                                                               47,356             59,974              94,980            119,074

     General and administrative.....................            2,593              2,478               5,142              4,747
     Professional fees..............................            1,097              3,271               2,896              6,593
     Non-recurring employee severance costs.........               --                 --                  --                355
     Loss on uncollectible amounts due from tenant..               --             12,061                  --             23,368
     Amortization of restricted stock grants........              439                330                 842                735
     Depreciation...................................           10,507             10,545              21,005             21,198
     Interest.......................................           21,957             23,777              43,078             47,626
     Interest on United States Settlement...........            1,448                 --               1,448                 --
                                                      ---------------     ---------------      ---------------------------------
                                                               38,041             52,462              74,411            104,622
                                                      ---------------     ---------------      ---------------------------------
Income before extraordinary loss and taxes..........            9,315              7,512              20,569             14,452
Provision for income taxes..........................            1,210                 --               1,885                 --
                                                      ---------------     ---------------      ---------------------------------
Income before extraordinary loss....................            8,105              7,512              18,684             14,452
Extraordinary loss on extinguishment of debt........               --                 --                  --             (4,207)
                                                      ---------------     ---------------      ---------------------------------
Net income..........................................          $ 8,105            $ 7,512             $18,684           $ 10,245
                                                      ===============     ===============      =================================



Earnings per common share:
     Basic:
          Income before extraordinary loss..........          $  0.12            $  0.11             $  0.27           $   0.21
          Extraordinary loss on extinguishment of
           debt.....................................               --                 --                  --               (.06)
                                                      ---------------     ---------------      ---------------------------------
          Net income................................          $  0.12            $  0.11             $  0.27           $   0.15
                                                      ===============     ===============      =================================
     Diluted:
          Income before extraordinary loss..........          $  0.12            $  0.11             $  0.27           $   0.21
          Extraordinary loss on extinguishment of
           debt.....................................               --                 --                  --               (.06)
                                                      ---------------     ---------------      ---------------------------------
          Net income................................          $  0.12            $  0.11             $  0.27           $   0.15
                                                      ===============     ===============      =================================

Shares used in computing earnings per
     common share:
     Basic..........................................           68,409             68,027              68,316             67,963
     Diluted........................................           69,307             68,101              69,090             68,007

            See notes to condensed consolidated financial statements

                                 VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                  Six Months Ended
                                                                               ----------------------------------------------------
                                                                                        June 30,                     June 30,
                                                                                          2001                        2000
                                                                               ------------------------      ----------------------
Cash flows from operating activities:
Net income.................................................................                   $  18,684                    $ 10,245
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..........................................................                      21,005                      21,197
     Amortization of deferred financing costs..............................                       1,222                       2,014
     Amortization of restricted stock grants...............................                         842                         735
     Normalized rents......................................................                           7                         (98)
     Extraordinary loss on extinguishment of debt..........................                          --                       4,207
     Amortization of deferred revenue......................................                        (418)                         --
  Changes in operating assets and liabilities:
     (Increase) decrease in restricted cash................................                      12,530                     (27,763)
     (Increase) decrease in accounts receivable and other assets...........                      (1,452)                     26,046
     Increase (decrease) in accounts payable and accrued and other
       liabilities.........................................................                      (8,967)                      2,952
                                                                               ------------------------      ----------------------
        Net cash provided by operating activities..........................                      43,453                      39,535
Cash flows from investing activities:
  Purchase of furniture and equipment......................................                        (169)                         --
  Increase in notes receivable from employees..............................                        (121)                         --
                                                                               ------------------------      ----------------------
        Net cash used in  investing activities.............................                        (290)                         --
Cash flows from financing activities:
  Repayment of long-term debt..............................................                     (35,965)                    (50,879)
  Payment on United States Settlement......................................                     (36,782)                         --
  Payment of deferred financing costs......................................                          --                     (12,616)
  Issuance of stock........................................................                         537                          14
  Cash dividends  to stockholders..........................................                     (34,970)                         --
                                                                               ------------------------      ----------------------
        Net cash used in financing activities..............................                    (107,180)                    (63,481)
                                                                               ------------------------      ----------------------

Decrease in cash and cash equivalents......................................                     (64,017)                    (23,946)
Cash and cash equivalents--beginning of period.............................                      87,401                     139,594
                                                                               ------------------------      ----------------------
Cash and cash equivalents--end of period...................................                   $  23,384                    $115,648
                                                                               ========================      ======================

Supplemental Schedule of noncash  activities:
         Receipt of  Kindred Healthcare, Inc. common stock.................                   $  18,200                          --
                                                                               ========================      ======================

           See notes to condensed consolidated financial statements

                                  VENTAS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--REPORTING ENTITY

  Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. The Company owns or leases 44 hospitals, 216 nursing facilities and eight personal care facilities in 36 states, as of June 30, 2001. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six -month period ended June 30, 2001 are not necessarily an indication of the results that may be expected for the year ending December 31, 2001. The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 2000. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

  Change in Accounting Principle
  ------------------------------

  In June of 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. On January 1, 2001, the Company adopted SFAS No. 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. The adoption of the standard as of January 1, 2001 resulted in the recognition of a liability of $4.1 million to reflect the fair value of the Company's interest rate swap agreement and an identical reduction to other comprehensive income, a component of stockholders' equity. In addition, the $21.6 million

                                  VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferred gain recognized on a terminated derivative position was reclassified to other comprehensive income, resulting in a cumulative adjustment to other comprehensive income of $17.5 million. The transition amounts were determined based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates, the computed "effectiveness" of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. The Company believes that the hedge is highly effective as defined by SFAS No. 133. On June 30, 2001, the derivative instrument was reported at its fair value as a liability in the Condensed Consolidated Balance Sheet at $20.1 million. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income. See "Note 4--Bank Credit Facility."


NOTE 3--CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

  As of June 30, 2001, approximately 70.1% of the Company's real estate investments (based on cost) related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states, and lease revenues from operations in only one state account for more than 10% of rental revenues. The Company leases all of its hospitals and 210 of its nursing facilities to Kindred and certain of its subsidiaries under four amended and restated master lease agreements dated April 20, 2001 (individually an "Amended Master Lease" and collectively the "Amended Master Leases"). See "--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan--Amended Master Leases."

  Because the Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company's revenues, Kindred's financial condition and ability to satisfy its obligations under the Amended Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and other obligations and to make distributions to its stockholders. The operations of Kindred were negatively impacted by changes in governmental reimbursement rates, by its level of indebtedness and by certain other factors. As a result, Kindred filed for protection under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on September 13, 1999. On March 19, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order on the docket confirming Kindred's final plan of reorganization, which plan restructured Kindred's debt and lease obligations. Kindred emerged from bankruptcy pursuant to the Final Plan (as defined below) on April 20, 2001. Kindred's financial condition and its ability and willingness to meet its rent obligations will determine the Company's rental revenues and the Company's ability to service its indebtedness and other obligations and to make distributions to its stockholders. In addition, any failure by Kindred to conduct its operations effectively could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness and other obligations and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect"). There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Amended Master Leases or that Kindred will perform its obligations under the Amended Master Leases. Since the Amended Master Leases are structured as triple-net leases under which Kindred is responsible for all or substantially all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Kindred to satisfy its obligations under the Amended Master Leases would have a Material Adverse Effect on the Company. In addition, the credit standing of the Company is affected by the general creditworthiness of Kindred.

                                  VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Developments Regarding Kindred

Kindred Bankruptcy

  On September 13, 1999 (the "Petition Date"), Kindred filed for protection under chapter 11 of the Bankruptcy Code with the Bankruptcy Court. On December 14, 2000, Kindred filed its fourth amended plan of reorganization (the "Fourth Amended Plan") with the Bankruptcy Court, containing the terms of the restructuring of Kindred's debt and lease obligations.

  A hearing on the confirmation of the Fourth Amended Plan was held before the Bankruptcy Court on March 1, 2001 (the "Confirmation Hearing"). The Fourth Amended Plan, which was modified on the record of the Confirmation Hearing, was confirmed (as confirmed, the "Final Plan") by an order of the Bankruptcy
Court, which order was entered on the docket on March 19, 2001 (the "Kindred Confirmation Date"). The Final Plan became effective and Kindred emerged from bankruptcy on April 20, 2001 (the "Kindred Effective Date").

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

  On the Kindred Effective Date, Ventas Realty received 1,498,500 shares of the common stock in Kindred as restructured under the Final Plan, representing 9.99% (subject to dilution from warrants issued on the Kindred Effective Date and from stock issuances by Kindred occurring after the Kindred Effective Date) of the issued and outstanding common stock in Kindred as of the Kindred Effective Date (the "New Kindred Common Stock"). The New Kindred Common Stock was issued to Ventas Realty as additional future rent in consideration of the Company and Ventas Realty's agreement to charge the base rent as provided in the Amended Master Leases. On the Kindred

                                  VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective Date, the Company also received a $4.5 million cash payment as additional future rent under the Amended Master Leases. The value of the Company's New Kindred Common Stock and the $4.5 million of additional future rent will be amortized as future rent over the weighted average remaining term of the Amended Master Leases for financial reporting purposes.

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

  The Company waived the right to the payment of (a) $18.9 million for the August 1999 unpaid monthly base rent under the Original Master Leases (as defined below) and (b) approximately $79.5 million, representing the difference between the rent required to be paid under the terms of the Original Master Leases and the rent paid to the Company after the Petition Date and prior to the first calendar month following the Kindred Effective Date pursuant to the terms of the Rent Stipulation. In 2000, the outcome of Kindred's bankruptcy was uncertain and the difference between the rent provided for in the Original Master Lease and rent actually received in 2000 from Kindred was written off to uncollectible rent expense. Rental revenue for the six months ended June 30, 2001 reflects net rental income received under the Rent Stipulation for the period commencing January 1, 2001 and ending April 30, 2001 as required in the Final Plan and rental income received under the Amended Master Leases for May and June 2001.

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

                                  VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                  VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                  VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Subject to certain restrictions, each Amended Master Lease permits the Landlord, as determined in its sole discretion and for a legitimate business purpose, to remove properties from the Amended Master Leases and place such properties in newly created separate lease(s), which newly created lease(s) shall be on the same terms as the original Amended Master Leases. Any such new lease will not be cross-defaulted with the original Amended Master Leases or with any other new leases. The Tenant is not permitted to remove properties from an Amended Master Lease without the consent of the Landlord.

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

                                  VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  On the Kindred Effective Date, Kindred and the Company entered into the Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement (the "Tax Refund Escrow Agreement") governing their relative entitlement to certain tax refunds for the Subject Periods that each has received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after September 13, 1999 by either Kindred or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998, or including May 1, 1998 ("Subject Taxes") were deposited into an escrow account with a third-party escrow agent on the Kindred Effective Date.

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

  Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities will be distributed equally to each of Kindred and the Company on an annual basis. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and the Company. One half (1/2) of the balance of the Escrow Funds as of June 30, 2001 is reported as restricted cash on the Company's balance sheet. Due to the uncertainty concerning the Company's ability to ultimately recognize any portion of the Subject Refunds, a corresponding liability has been recorded as of June 30, 2001.

  Agreement of Indemnity--Third Party Leases

  In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Kindred. Under the terms of the Agreement of Indemnity--Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated third parties (the "Subleased Third Party Leases"). If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, and if the lessors prevail

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. The Company believes it may have valid legal defenses to any such claim by certain lessors under the Third Party Leases. However, there can be no assurance the Company would prevail in a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases, and, except for certain disputes with one lessor, has to date performed its obligations under the Agreement of Indemnity--Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Kindred will continue to honor its obligations under the Agreement of Indemnity--Third Party Leases. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company may be liable for the payment and performance of such obligations, subject to the Company's assertion of available defenses. If Kindred is unable to or chooses not to satisfy its obligations under the Agreement of Indemnity--Third Party Leases, such action could have a Material Adverse Effect on the Company. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease.

  Since December 31, 2000, total future minimum rental payments due under the Third Party Leases declined $10.6 million from the expiration of Third Party Leases in accordance with their terms and $17.0 million due to the early termination and release of one of the Third Party Leases.

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

  The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity-- Third Party Contracts. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity--Third Party Contracts or that Kindred will continue to honor its obligations under the Agreement of Indemnity--Third Party Contracts. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Contracts, then the Company may be liable for the payment and performance of such obligations. If Kindred is unable to or chooses not to satisfy its obligations under the Agreement of Indemnity--Third Party Contracts, such action could have a Material Adverse Effect on the Company.

  Assumption of Certain Operating Liabilities and Litigation

  In connection with the 1998 Spin Off, Kindred agreed in various Spin Agreements to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the health care operations either before or after the date of the 1998 Spin Off. The indemnification provided by Kindred also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these health care operations. In addition, at the time of the 1998 Spin Off, Kindred agreed to assume the defense, on

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the health care operations. Kindred also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the health care operations. Under the Final Plan, Kindred assumed and agreed to perform its obligations under these indemnifications; however, such indemnification obligation does not extend to the Company's obligation under the United States Settlement described below. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Kindred will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Kindred does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. If Kindred is unable to or chooses not to satisfy its obligations incurred in connection with the 1998 Spin Off, such action could have a Material Adverse Effect on the Company.

  Registration Rights Agreement

  Under the terms of the Final Plan, 1,498,500 shares of New Kindred Common Stock were distributed to Ventas Realty on the Kindred Effective Date. On the Kindred Effective Date, Kindred executed and delivered to Ventas Realty, certain other initial holders of New Kindred Common Stock and other signatories, a registration rights agreement (the "Registration Rights Agreement"), which, among other things, requires Kindred to (a) file a shelf registration statement with respect to the securities subject thereto, including the New Kindred Common Stock as soon as practicable after the Kindred Effective Date, but in no event later than 120 days following the Kindred Effective Date provided that, subject to certain limitations, such period may be extended if the audited financial statements of Kindred which are to be included in such registration statement are not available for reasons beyond Kindred's reasonable control and (b) use its reasonable best efforts to cause such registration statement to be declared effective as soon as practicable and to keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions and suspension periods). Under the Registration Rights Agreement, Ventas Realty is entitled to exercise certain demand and "piggyback" registration rights with respect to the New Kindred Common Stock, subject to customary exceptions and black-out and suspension periods. In addition, until such time as the New Kindred Common Stock is listed on a national securities exchange, Kindred has agreed to comply with certain of the corporate governance requirements in the rules of the National Association of Securities Dealers, Inc. as if it were subject to such rules. In the event Kindred fails to comply with its obligations under the Registration Rights Agreement, the other parties to the Registration Rights Agreement are entitled to seek specific performance in addition to other remedies that might be available.

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

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

  Under the United States Settlement, the Company will pay $103.6 million to the United States, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on June 30, 2001 and ending in 2006. The Company made the first quarterly installment under the United States Settlement on June 29, 2001. Kindred will pay the United States a total of $25.9 million, $10.0 million of which was to be paid on the Kindred Effective Date and the balance (with interest at 6% per annum) of which is to be paid during the first two quarters following the Kindred Effective Date. The Company paid approximately $0.4 million to legal counsel for the relators in the
qui tam actions.   In the fourth quarter of 2000, the Company recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%.

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

  Under the United States Settlement, the Company agreed with the United States, that if, from and after the Kindred Effective Date either:

     (a) the loans under the Company's Amended Credit Agreement (the "Ventas Senior Bank Debt") are amended and, as a result of such amendment, (i) the final maturity date of the Ventas Senior Bank Debt is scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal under the Ventas Senior Bank Debt is scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, or

     (b) the Ventas Senior Bank Debt is replaced in whole by new debt (the "Refinancing Debt"), and (i) the final maturity date of the Refinancing Debt is scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal of the Refinancing Debt is scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, then in either case, the final maturity date of the obligations payable by the Company under the United States Settlement and the remaining payments thereunder shall be proportionately and equitably adjusted in time and amount so that the final maturity date and the scheduled principal payments of the Ventas Senior Bank Debt or the Refinancing Debt, as the case may be, and the remaining obligations of the Company under the United States Settlement shall have the same proportionate relationship as before such amendment or replacement, and in any such event, at least $100.0 million of the outstanding principal balance of the Ventas Senior Bank Debt or the Refinancing Debt, as applicable, is required to be scheduled to be paid after the due date of the final payment under the United States Settlement.

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

Recent Developments Regarding Income Taxes

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

  As a result of the uncertainties relating to the Company's ability to retain its NOL's, the Company has recorded a charge for taxes on the 10% of its estimated 2001 taxable income which the Company does not expect to distribute as a dividend.

Recent Developments Regarding Dividends

  The Company filed its federal income tax return for the tax year ended December 31, 1999 (the "1999 Tax Year") on September 14, 2000 electing to qualify as a REIT for the 1999 Tax Year. The Company believes that it met the annual distribution requirement of payment of 95% of its 1999 taxable income as a result of its $0.39 per share dividend paid in February 1999 and its $0.62 per share dividend paid in September 2000. The Company believes it has met the REIT annual distribution requirement of payment of 95% of its estimated 2000 taxable income as a result of its payment of a $0.29 per share dividend on January 15, 2001. The Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 (the "2001 Tax Year") and subsequent tax years. Such qualification requires the Company to declare a distribution of 90% of its taxable income for any given tax year not later than September 15 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e., September 15, 2002 for the 2001 Tax Year) and pay such dividend not later than December 31 of that same year (i.e., December 31, 2002 for the 2001 Tax
Year), or, if earlier, prior to the payment of the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e., January 31, 2002 for the 2001 Tax Year), the Company is required to pay a 4% non-deductible excise tax on the

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

difference between 85% of its taxable net income for the year in respect of which the dividend is to be paid and the aggregate amount of dividends paid for that tax year on or prior to January 31 of the year following the year in respect of which the dividend is to be paid.

  Consistent with its stated intention to begin paying quarterly dividends, on April 20, 2001, the Company declared the first quarterly dividend for 2001 of $0.22 per share. The dividend was paid in cash on May 14, 2001 to stockholders of record as of May 2, 2001. On July 3, 2001, the Company declared the second quarterly dividend for 2001 of $0.22 a share. The second quarterly dividend for 2001 was paid on July 23, 2001 to shareholders of record on July 13, 2001. The first and second quarterly dividends for 2001 represent a portion of 90% of the Company's estimated annual net taxable income for 2001. Although the Company currently intends to distribute 90% of its taxable income for the 2001 Tax Year, there can be no assurance that it will do so or when such distribution will be made. The Company's dividend for the 2001 Tax Year may be satisfied by a distribution of a combination of cash and property or securities, including the New Kindred Common Stock received by the Company on the Kindred Effective Date.

  In estimating its 2001 taxable net income and the related dividends, the Company previously assumed a value of $20.0 million for the New Kindred Common Stock received by the Company on the Kindred Effective Date. Based on applicable laws, regulations, advice from experts, an appraisal, the trading performance of the equity and other appropriate facts and circumstances including the equity's illiquidity and lack of registration when received and the Company's lack of significant influence over Kindred, the Company has determined that the value of the New Kindred Common Stock was $18.2 million on the date received. One hundred percent of the value of the New Kindred Common Stock will be included in the Company's 2001 taxable income. For financial reporting purposes, the value of the Company's New Kindred Common Stock is being amortized as future rent over the weighted average remaining term of the Amended Master Leases.

  The Company is accounting for the New Kindred Common Stock under the cost method of accounting. Under the cost method of accounting, income and dividends are recognized when received.

  The Company's estimation of its 2001 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Amended Master Leases and the Spin Agreements; no capital transactions occur; the Company's tax positions do not change; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; interest rates remain constant; the Company pays 90% of its taxable net income as a dividend for 2001 and pays federal income tax on the remaining 10% of its taxable net income; and the Company's issued and outstanding shares are unchanged.

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

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Other Recent Developments

Third Party Leases

  On July 10, 2001, Lenox Healthcare, Inc. and certain of its subsidiaries (collectively, "Lenox") filed a voluntary petition under chapter 11 of the Bankruptcy Code. Lenox is a third party subtenant under certain of the Subleased Third Party Leases. In its filings, Lenox disclosed that it intends to seek the orderly liquidation of its assets. Lenox's chapter 11 filing followed its emergence from chapter 11 on December 27, 2000. If Kindred fails or is unable to satisfy the obligations under the Third Party Leases assigned by the Company to Kindred, including those Third Party Leases sublet or assigned to Lenox, and if the lessors prevail in a claim against the Company under the applicable Third Party Leases, the Company may be liable for the payment and performance of the obligations under such Third Party Leases. In that event, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. There can be no assurance that Kindred will continue to pay, indemnify and defend the claims or have sufficient assets, income and access to financing to enable it to satisfy such claims.

  The Company received demands for payment from Health Care Property Investors ("HCPI") by letters dated October 19, 1999, February 4, 2000, March 7, 2000, April 19, 2000 and July 7, 2000 for obligations alleged to be due under certain Third Party Leases. In accordance with the terms of the Spin Agreements, the Company issued written demands to Kindred for payment, performance, indemnification and defense of the claims, obligations and allegations asserted by HCPI. There can be no assurance that Kindred will pay, indemnify and defend these claims or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such claims. The Company has been advised by Kindred that all of the foregoing obligations have either been satisfied by Kindred or otherwise resolved.

Third Party Tenants

  Integrated Health Services, Inc. ("IHS") and a number of its subsidiaries filed a petition for relief under the Bankruptcy Code in February 2000 (the
"IHS Petition Date"). IHS Acquisition No. 151, Inc. ("IHS Acquisition"), an affiliate debtor of IHS, leases a nursing facility from the Company in Marne, Michigan known as Birchwood Care Center. The aggregate annual rental under the lease is approximately $0.5 million. In June 2001, IHS Acquisition removed all of the patients from the facility and closed it in violation of the terms of the lease. While IHS remains in bankruptcy, the automatic stay provisions of the Bankruptcy Code prevent the Company from exercising certain of its contractual rights under the Birchwood lease, including the right to enforce the payment of past due pre-petition rent. IHS Acquisition filed a motion in the bankruptcy proceeding to reject the lease with the Company. The hearing on the motion as it relates to this lease was postponed and has been rescheduled for August 14, 2001. To date, the Company has not located a substitute tenant for the nursing facility. If the Bankruptcy Court approves the IHS motion to reject the lease and the Company does not locate a substitute tenant for the facility on

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

terms that are acceptable to the Company, the Company may elect to sell the facility or take certain other action relative to the facility. There can be no assurance that the Company will locate a satisfactory substitute tenant for the facility on terms acceptable to the Company. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. On or about August 25, 2000, the Company filed a general claim (as amended on or about August 28, 2000) against IHS in the bankruptcy proceeding for, among other things, the fees, costs, expenses and damages resulting from any rejection of the Company's lease. Applicable bankruptcy law may limit the amount of any such recovery against IHS. There can be no assurance the Company will prevail in the claim against IHS or that IHS will have sufficient assets to satisfy such claim. The Company recorded a $1.9 million real estate impairment for Birchwood Care Center for the year ended December 31, 1999.

NOTE 4--BANK CREDIT FACILITY

  On January 31, 2000, the Company and the lenders under its then existing credit agreement (the "Bank Credit Agreement") entered into the Amended Credit Agreement, which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid. As of June 30, 2001, the outstanding principal balance of the Tranche A Loan was $97.5 million, the outstanding principal balance of the Tranche B Loan was $279.6 million and the outstanding principal balance of the Tranche C Loan was $473.4 million.

  Under the terms of the Amended Credit Agreement, it was an Event of Default if the Kindred Effective Date did not occur on or before December 31, 2000 (the "Kindred Effective Date Deadline"). The Company and substantially all of its lenders entered into an Amendment and Waiver dated as of December 20, 2000 (the "Amendment and Waiver") to the Amended Credit Agreement that extended the Kindred Effective Date Deadline was extended from December 31, 2000 to March 31, 2001. In consideration for this extension, the Company paid a fee of $0.2 million to the lenders executing the Amendment and Waiver and agreed to amend the amortization schedules on certain of the loans under the Amended Credit Agreement. The Company exercised its option under the Amendment and Waiver to extend the Kindred Effective Date Deadline from March 31, 2001 to April 30, 2001. In consideration of this extension, the Company paid a fee of approximately $0.1 million to the lenders that executed the Amendment and Waiver. The Kindred Effective Date occurred on April 20, 2001.

  The Amended Credit Agreement, as revised by the Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan,
(i) $50.0 million was paid at closing on January 31, 2000, (ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) thereafter, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the "Monthly Sweep") is applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002; (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001, (ii) a one-time paydown of Excess Cash of $0.4 million was paid on May 21, 2001, as more fully described below (the "B Sweep"), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004 and (iv) the

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal and the final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

  The Company paid the B Sweep on May 21, 2001 in the amount of $0.4 million. The B Sweep was a one-time payment equal to the Company's cash and cash equivalents on hand on May 21, 2001 minus the sum of (to the extent not yet paid) (i) amounts payable under the United States Settlement during the succeeding three months, (ii) a reasonable reserve to pay the applicable portion of the Company's minimum REIT dividend for the tax year ended December 31, 2000 and for quarters in 2001 prior to and including the Kindred Effective Date,
(iii) $1.0 million and (iv) other specified amounts.

  The first Monthly Sweep was scheduled to be made on July 31, 2001 and covered the period from May 21, 2001 through June 30, 2001. The Company was not required to pay any amounts under the first Monthly Sweep. Future Monthly Sweeps will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months,
(v) taxes and (vi) other specified amounts. The obligation of the Company to make Monthly Sweeps terminates once $200 million in principal amount has been paid down or refinanced under the Amended Credit Agreement. As of June 30, 2001, $123.6 million of principal has been paid down under the Amended Credit Agreement.

  The following is a summary of long-term borrowings at June 30, 2001 and December 31, 2000 (in thousands):

                                                                              June 30,     December 31,
                                                                              --------     ------------
                                                                                2001           2000
                                                                                ----           ----
  Tranche A Loan, bearing interest at a rate of LIBOR plus 2.75%
    (7.60% at June 30, 2001, 9.48% at December 31, 2000),
    due December 31, 2002...............................................        $ 97,480     $113,017
  Tranche B Loan, bearing interest at a rate of LIBOR plus 3.75%
    (8.60% at June 30, 2001, 10.48% at December 31, 2000),
     due December 31, 2005..............................................         279,572      300,000
  Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25%
    (9.10% at June 30, 2001, 10.98% at December 31, 2000),
     due December 31, 2007..............................................         473,368      473,368
                                                                                --------     --------
                                                                                $850,420     $886,385
                                                                                ========     ========

  During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement.

  The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down or refinanced, the Company can pay REIT dividends based on a certain minimum percentage of its taxable income (equal to 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of FFO, as defined in the Amended Credit Agreement (as of June 30, 2001, $123.6 million of principal has been paid down under the Amended Credit Agreement); (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases and affiliate transactions;
(c) limitations on capital expenditures; and (d) certain financial covenants, including those requiring the Company to

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

have (i) Consolidated EBITDA (as defined in the Amended Credit Agreement) on the last day of each fiscal quarter after the Kindred Effective Date at least equal to 80% of the Company's Projected Consolidated EBITDA (as defined in the Amended Credit Agreement) on the Kindred Effective Date; and (ii) a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Amended Credit Agreement) on a trailing four quarter basis (or such shorter period from May 1, 2001 through the end of the reported quarter), of at least 1.20 to 1.00. Certain of these covenants may be waived by holders of 51% or more of the principal indebtedness under the Amended Credit Agreement.

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

  The Company has an interest rate swap agreement with a notional principal amount of $850.0 million, under which the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate). The terms of the interest rate swap agreement require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of June 30, 2001, no collateral was required to be posted under the interest rate swap agreement.

  As of June 30, 2001, the Company's interest rate swap agreement had a notional value of $850 million maturing June 30, 2003. On June 30, 2001, the derivative instrument was reported at fair value in liabilities in the Condensed Consolidated Balance Sheet of $20.1 million. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income.

  The Company's interest rate swap is treated as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Assuming no changes in interest rates, the Company estimates that approximately $10.1 million of the current balance held in Accumulated Other Comprehensive Income will be recorded as interest expense within the next twelve months consistent with historical reporting. The amount reclassified into interest expense for the three months ended and six months ended June 30, 2001 was $2.3 million and $1.4 million, respectively. See Note 2 "Basis of Presentation--Change in Accounting Principle".

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

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement.

NOTE 5--Litigation

Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin
------------------------------------------------------------------------------
Agreements
----------

  The following litigation and other matters arose from the Company's operations prior to the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the Spin Agreements, Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the health care operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the health care operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Kindred is presently defending the Company in the following matters. Under the Final Plan, Kindred assumed and agreed to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements. See "Note 3--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan-- Assumption of Certain Operating Liabilities and Litigation." However, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. If Kindred is unwilling or unable to abide by the Indemnification, such action could have a Material Adverse Effect on the Company. In addition, many of the following descriptions are based primarily on information included in Kindred's public filings and information provided to the Company by Kindred. There can be no assurance that Kindred has provided the Company with complete and accurate information in all instances.

    A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc. et al. was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements between February and October of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In January 1999, prior to a trial on the merits, the United States District Court for the Western District of Kentucky entered a judgment dismissing the action in its entirety as to all defendants in the case. A divided three-judge panel of the United States Court of Appeals for the Sixth Circuit affirmed the dismissal in an opinion dated April 24, 2000. On May 31, 2001, the Sixth Circuit, in a 7-6 en banc decision, reversed the dismissal of the complaint and remanded the action to the District Court for further proceedings. Kindred has advised the Company that Kindred and the Company's insurer intend to appeal the decision by the Sixth Circuit by applying for

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

a writ of certiorari to the United States Supreme Court. Kindred, on behalf of the Company, is defending this action vigorously.

  A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs' civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs' state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the bankruptcy proceedings of Vencor, Inc. (now known as Kindred Healthcare, Inc.) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys' fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. A motion to dismiss was filed in this action on behalf of all defendants on July 24, 2001. Kindred, on behalf of the Company, is defending this action vigorously.

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

  Under the United States Settlement, documented in the Final Plan, the United States released the Company from claims which were being investigated by the United States, including the claims alleged in the qui tam actions described below (See "Note 3--Recent Developments Regarding Kindred--Settlement of United States Claims"). In accordance with the United States Settlement, the three qui tam actions described in subparagraphs (a), (d) and (g) below have been dismissed with prejudice as to the United States and the relators. Also in accordance with the United States Settlement, the qui tam actions described in subparagraphs (b), (c), (e), (f), (i) and (j) have been dismissed (i) with prejudice as to the relators for all claims except claims under 31 U.S.C. (S) 3730(h), (ii) with prejudice as to the United States for certain conduct alleged in such qui tam actions which was investigated by the United States (the "Covered Conduct"), and (iii) without prejudice as to the United States for any claims other than for the Covered Conduct. Under the United States Settlement, the United States has agreed to move to dismiss the qui tam action described in subparagraph (h), such dismissal to be (i) with prejudice as to the relators for all claims except claims under 31 U.S.C. (S) 3730(h), (ii) with prejudice as to the United States for the Covered Conduct and (iii) without prejudice as to the United States for any claims other than for the Covered Conduct. The Company believes that the United States is the real party in interest for all of the claims in the following qui tam actions and that the United States has the requisite authority to dismiss these actions as to the United States and the relators. One of the relators in the qui tam action described in subsection (h) below has challenged the authority of the United States to dismiss the claims in such qui tam action on behalf of the relator. There can be no assurance as to the outcome of this challenge to the authority of the United States to dismiss the claims.

     (a) American X-Ray, Inc. ("AXR") was a subsidiary of the Company prior to the 1998 Spin Off. The Company transferred all of its interest in AXR to Kindred in the 1998 Spin Off. AXR is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  served on the Company on July 7, 1997. The lawsuit is styled United States ex rel. Doe v. American X-Ray, Inc., No. LR-C-95-332 (E.D. Ark.). The United States of America has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company at the time) and other health care providers. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil lawsuit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. This action was dismissed with prejudice as to AXR, the Company and Vencor, Inc. (now known as Kindred) on May 23, 2001.

     In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. The Company received several grand jury subpoenas for documents and witnesses which Kindred, on behalf of the Company, moved to quash. The United States Attorney's Office has withdrawn the subpoenas, which rendered the motion to quash moot.

     (b) In United States ex rel. Danley v. Medisave Pharmacies, Inc., Hillhaven Corp., and Vencor, Inc., Civil No. 3:00 CV-156-J (W.D. Ky.), transferred on March 14, 2000 from the United States District Court for the District of Nevada, Reno Division, filed on March 15, 1996, it is alleged that Medisave Pharmacies, Inc. ("Medisave"), a former subsidiary of the Company and now a subsidiary of Kindred, (1) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (2) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (3) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. It also alleged that Medisave had a policy of offering kickbacks such as free equipment to skilled nursing facilities to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. This action was dismissed on May 25, 2001 (i) with prejudice as to the relator (ii) with prejudice as to the United States for Covered Conduct, and (iii) without prejudice as to the United States for any claims other than Covered Conduct.

     (c) In the lawsuits styled United States ex rel. Roberts v. Vencor, Inc. et al., Civil Action No. 3:97CV-349-J (W.D. Ky.), filed on June 25, 1996, consolidated with United States ex rel. Meharg, et al. v. Vencor, Inc., et al., Civil Action No. 3:98SC-737-H (M.D. Fla.), filed on June 4, 1998, it is alleged that the Company, Kindred and Vencare, among others, submitted and conspired to submit false claims to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing facility residents. The Company and Vencare allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of its therapists. It is further alleged that the Company and Vencare presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing facilities with which they had respiratory therapy contracts to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. This action was dismissed on May 30, 2001 (i) with prejudice as to the relator, (ii) with prejudice as to the United States for Covered Conduct, and (iii) without prejudice as to the United States for any claims other than Covered Conduct.

     (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, Transitional, the Company's former subsidiary which was transferred to Kindred in the 1998 Spin Off, and two unrelated entities, Gambro

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Healthcare, Inc. and Dialysis Holdings, Inc., are defendants. This suit alleges that the defendants violated the Federal Civil False Claims Act and the Anti-Kickback Statute and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of the Anti-Kickback Statute. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Anti-Kickback Statute. This action was dismissed with prejudice as to the relator and the United States and the Company on May 22, 2001.

     (e) The Company is a defendant in the case captioned United States ex rel. Huff, et. al. v. Vencor, Inc., et al., Civil No. 97-4358 AHM(MCX) filed in the United States District Court for the Central District of California on June 13, 1997. The complaint alleges, among other things, that the defendants violated the Federal Civil False Claims Act by submitting false claims to Medicare, Medicaid and CHAMPUS programs by allegedly (1) falsifying patient bills and submitting the bills to Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) the falsifying of patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint further alleges the improper establishment of TEFRA rates. The complaint seeks treble damages, other unspecified damages, civil penalties, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. This action was dismissed on May 21, 2001 (i) with prejudice as to the relator (ii) with prejudice as to the United States for Covered Conduct, and (iii) without prejudice as to the United States for any claims other than Covered Conduct.

     (f) The Company is a defendant in the proceeding captioned United States ex rel. Brzycki v. Vencor, Inc., Civil No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. In this lawsuit the Company is accused of knowingly violating the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint includes allegations that the Company (1) fabricated diagnostic codes by ordering and providing medically unnecessary ancillary services (such as respiratory therapy), (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; (3) billed for products or services not received or not received in the manner billed, and
  (4) paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients in violation of the Anti-Kickback Act and Stark laws. The complaint seeks unspecified damages, civil penalties, attorney's fees and other costs. This action was dismissed on May 23, 2001 (i) with prejudice as to the relator for all claims except claims under 31.U.S.C. (S) 3730(h), (ii) with prejudice as to the United States for Covered Conduct, and (iii) without prejudice as to the United States for any claims other than Covered Conduct.

     (g) On November 24, 1997, a civil qui tam lawsuit was filed against the Company in the United States District Court for the Middle District of Florida. This lawsuit was brought under the Federal Civil False Claims Act and is styled United States of America ex rel. Virginia Lee Lanford and Gwendolyne Cavanaugh v. Vencor, Inc., et al., No. 97-CV-2845. The United States of America intervened in the lawsuit on May 17, 1999. On July 23, 1999, the United States filed its Amended Complaint in the lawsuit. The lawsuit alleges that the Company and Kindred knowingly submitted false claims and false statements to the Medicare and Medicaid programs, including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in Kindred's nursing facilities and for third party nursing facility operators that the United States of America

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  claims are not reimbursable costs. The lawsuit involves the Company's former health care operations. The complaint does not specify the amount of damages claimed by the plaintiffs. This action was dismissed with prejudice as to all parties on May 25, 2001.

     (h) In United States, et al., ex rel., Phillips-Minks, et al. v. Transitional Hospitals Corp., et al., Case No. 98CV1012-IEG (LAB) filed in the Southern District of California on July 23, 1998, it is alleged that the defendants submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federally and state funded programs during a period commencing in 1993 and certain other state law claims. The conduct complained of allegedly violates the Federal False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper, unnecessary and false services, excess collections associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that reimburse at a higher level, and improperly allocating hospital insurance expenses. In addition, the complaint avers that defendants were inconsistent in their reporting of cost report data, paid out kickbacks to increase patient referrals to defendant hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages and expenses.
  On March 21, 2001 the United States moved to intervene to effectuate the United States Settlement. The United States' motion to intervene was granted on July 27, 2001.

     (i) In Gary Graham on Behalf of the United States of America v. Vencor Operating, Inc. et al., (S.D. Fla.), filed on or about June 8, 1999, it is alleged that the defendants, including the Company, presented or caused to be presented false or fraudulent claims for payment to the United States under the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint claims that Medisave, a former subsidiary of the Company which was transferred to Kindred in the 1998 Spin Off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorney's fees and other costs. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the settlement among the United States, Kindred and the Company. The Company has been advised by the Department of Justice that this action was dismissed with respect to the Company and Kindred
  (i) with prejudice as to the relator for all claims except claims under 31.U.S.C. (S) 3730(h), (ii) with prejudice as to the United States for Covered Conduct, and (iii) without prejudice as to the United States for any claims other than Covered Conduct.

     (j) United States ex rel. George Mitchell et al. v. Vencor, Inc. et al. Civil Case No. C2-00-0015 (S.D. Ohio), filed with the United States District Court for the Southern District of Ohio on August 13, 1999, was brought under the Federal Civil False Claims Act. The lawsuit alleges that the Company and its former subsidiaries, Vencare, Inc. ("Vencare") and Vencor Hospice, Inc. (the Company transferred both subsidiaries to Kindred in the 1998 Spin Off), submitted false statements to the Medicare program for, among other things, reimbursement for costs for patients who were not "hospice appropriate." The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations contained in the complaint. On or about January 7, 2000, the United States intervened in this case for purposes of representing its interests in the Kindred bankruptcy and to effectuate the United States Settlement. This action was dismissed on May 22, 2001 (i) with prejudice as to the relator, (ii) with prejudice as to the United States for Covered Conduct, and (iii) without prejudice as to the United States for any claims other than Covered Conduct.

  Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. Neither the Company nor Kindred is able to predict the ultimate outcome of pending litigation and

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Other Litigation
----------------

  The Company and Atria, Inc. ("Atria") have been engaged in ongoing discussions regarding the parties respective rights and obligations relative to the issuance of mortgage resident bonds (the "Bonds") to the new residents of New Pond Village, a senior housing facility in Walpole, Massachusetts, owned by the Company and leased to and operated by Atria. On August 6, 2001, Atria filed a lawsuit styled Atria, Inc. v. Ventas Realty, Limited Partnership in the Superior Court Department of the Trial Court in Norfolk County, Massachusetts (Civil Action Number 01 01233). The complaint alleges that the Company has a duty to sign and issue Bonds to new residents of New Pond Village and that, as a result of an alleged failure of the Company to issue Bonds, the Company has, among other things, breached contractual obligations under the Bond Indenture. The complaint seeks a declaration that Atria's indemnity obligation in favor of the Company relating to the Bonds is void and unenforceable and injunctive and declaratory relief requiring the Company to sign and issue Bonds to new residents of New Pond Village. The complaint also seeks damages, interest, attorneys' fees and other costs. The Company believes that the allegations in the complaint are without merit. The Company further believes that the disputes in this action are subject to mandatory mediation and arbitration under the agreements entered into in connection with the Company's spin off of its assisted living operations to Atria in August 1996. The Company intends to move to dismiss this action and, if not dismissed, to defend its positions vigorously and to assert any appropriate counterclaims against Atria and its controlling parties.

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

  No provision for liability resulting from the aforementioned litigation has been made in the Condensed Consolidation Financial Statements for the six months ended June 30, 2001.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 --  Earnings Per Share

  The following table shows the amounts used in computing basic and diluted earnings per share ($'s in thousands, except per share amounts):

                                                                   Three Months Ended                Six Months Ended
                                                                   ------------------                ----------------
                                                                June 30,       June 30,           June 30,       June 30,
                                                                --------       --------           --------     ----------
                                                                  2001           2000               2001          2000
                                                                  ----           ----               ----          ----
  Numerator for Basic and Diluted Earnings Per Share:
     Income before Extraordinary Item....................       $ 8,105        $ 7,512            $18,684       $14,452
     Extraordinary Item..................................            --             --                 --        (4,207)
                                                                -------        -------            -------       -------
     Net Income..........................................       $ 8,105        $ 7,512            $18,684       $10,245
                                                                =======        =======            =======       =======

  Denominator:
     Denominator for Basic Earnings Per Share
        --Weighted Average Shares........................        68,409         68,027             68,316        67,963
     Effect of Dilutive Securities:
        Stock Options....................................           765             40                661            27
        Time Vesting Restricted Stock Awards.............           133             34                113            17
                                                                -------        -------            -------       -------
        Dilutive Potential Common Stock..................           898             74                774            44
                                                                -------        -------            -------       -------
     Denominator for Diluted Earnings Per Share
        --Adjusted Weighted Average......................        69,307         68,101             69,090        68,007
                                                                =======        =======            =======       =======
  Basic Earnings Per Share:
     Income before Extraordinary Item....................       $  0.12        $  0.11            $  0.27       $  0.21
     Extraordinary Item..................................            --             --                 --         (0.06)
                                                                -------        -------            -------       -------
     Net Income..........................................       $  0.12        $  0.11            $  0.27       $  0.15
                                                                =======        =======            =======       =======
  Diluted Earnings Per Share:
     Income before Extraordinary Item....................       $  0.12        $  0.11            $  0.27       $  0.21
     Extraordinary Item..................................            --             --                 --         (0.06)
                                                                -------        -------            -------       -------
     Net Income..........................................       $  0.12        $  0.11            $  0.27       $  0.15
                                                                =======        =======            =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Forward Looking Statements

  This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding Ventas, Inc.'s ("Ventas" or the "Company") and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust ("REIT"), plans and objectives of management for future operations and statements that include words such as "if," "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations. The Company does not undertake a duty to update such forward-looking statements.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. and certain of its affiliates (collectively, "Kindred") to continue to meet and/or honor its obligations under its contractual arrangements with the Company and the Company's wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"), including without limitation the various agreements (the "Spin Agreements") entered into by the Company and Kindred at the time of the corporate reorganization on May 1, 1998 (the "1998 Spin Off") pursuant to which the Company was separated into two publicly held corporations, (b) the ability and willingness of Kindred to continue to meet and/or honor its obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future health care reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company's interest rate swap agreement and the ability of the Company to satisfy its obligation to post cash collateral if required to do so under such interest rate swap agreement, (m) the ability and willingness of Atria, Inc. to continue to meet and honor its contractual arrangements with the Company and Ventas Realty entered into connection with the Company's spin off of its assisted living operations and related assets and liabilities to Atria in August 1996, (n) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (o) the outcome of the audit being conducted by the Internal Revenue Service for the Company's tax years ended December 31, 1997 and 1998, (p) final determination of the Company's net taxable income for the tax years ended December 31, 2000 and December 31, 2001, (q) the treatment of the Company's claims in the chapter 11 cases of certain of the Company's tenants and former tenants, including Integrated Health Services, Inc. and certain of its affiliates, and (r) the ability and willingness of the Company's tenants to renew their leases with the Company upon expiration of the leases and the Company's ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants. Many of such factors are beyond the control of the Company and its management.

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

Background Information

  The Company is a Delaware corporation that elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. The Company owns or leases 44 hospitals, 216 nursing facilities and eight personal care facilities in 36 states, as of June 30, 2001. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

Recent Developments Regarding Kindred

Kindred Bankruptcy

    On September 13, 1999 (the "Petition Date"), Kindred filed for protection under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On December 14, 2000, Kindred filed its fourth amended plan of reorganization (the "Fourth Amended Plan") with the Bankruptcy Court, containing the terms of the restructuring of Kindred's debt and lease obligations. A hearing on the confirmation of the Fourth Amended Plan was held before the Bankruptcy Court on March 1, 2001 (the "Confirmation Hearing"). The Fourth Amended Plan, which was modified on the record of the Confirmation Hearing, was confirmed (as confirmed, the "Final Plan") by an order of the Bankruptcy Court, which order was entered on the docket on March 19, 2001 (the "Kindred Confirmation Date"). The Final Plan became effective and Kindred emerged from bankruptcy on April 20, 2001 (the "Kindred Effective Date").

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

  On the Kindred Effective Date, Ventas Realty received 1,498,500 shares of the common stock in Kindred as restructured under the Final Plan, representing 9.99% (subject to dilution from warrants issued on the Kindred Effective Date and from stock issuances by Kindred occurring after the Kindred Effective Date) of the issued and outstanding common stock in Kindred as of the Kindred Effective Date (the "New Kindred Common Stock"). The New Kindred Common Stock was issued to Ventas Realty as additional future rent in consideration of the Company's and Ventas Realty's agreement to charge the base rent as provided in the Amended Master Leases. On the Kindred Effective Date, the Company also received a $4.5 million cash payment as additional future rent under the Amended Master Leases. The value of the Company's New Kindred Common Stock, determined as of the date received by the Company and the $4.5 million of additional future rent will be amortized as future rent over the weighted average remaining term of the Amended Master Leases for financial reporting purposes.

    Under the Code, if the Company directly or indirectly is deemed to own 10% or more of any class of Kindred's issued and outstanding voting securities or 10% or more of the value of any class of Kindred's issued and outstanding securities (the "10% securities test"), Kindred would be a "Related Party Tenant". As a Related Party Tenant, the Company's rental revenue from Kindred would not qualify as "rents from real property" and the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test. The Company's loss of REIT status would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness and other obligations and on the Company's ability to make distributions to its stockholders as required to continue to quality as a REIT (a "Material Adverse Effect").

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

  First, under Article Twelfth of the Kindred Amended and Restated Certificate of Incorporation (the "Kindred Corporate Charter"), if Kindred proposes to enter into a transaction which would cause the Company to violate the 10% securities test, Kindred must give the Company fifteen days prior written notice of such transaction, which notice constitutes an offer by Kindred to purchase from the Company immediately prior to the consummation of such transaction a number of shares of the New Kindred Common Stock such that after the consummation of the proposed transaction the Company's ownership interest in Kindred will not exceed 9.99%. The Company will not be required to accept such offer but may in its discretion do so. The Kindred corporate charter provides that Kindred will not close the transaction until it has purchased the appropriate amount of the New Kindred Common Stock from the Company if the Company elects to accept the Kindred offer.

  Second, the Company may sell the New Kindred Common Stock to a third party or distribute the New Kindred Common Stock to its stockholders, subject to compliance with the registration requirements of the Securities Act. On the Kindred Effective Date, Kindred executed and delivered a registration rights agreement to Ventas Realty, certain other initial holders of New Kindred Common Stock and other signatories (the "Registration Rights Agreement.) Under the Registration Rights Agreement, Kindred agreed to file a registration statement within 120 days after the Kindred Effective Date to register the New Kindred Common Stock under the Securities Act. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan--Registration Rights Agreement." The New Kindred Common Stock could be sold in the public trading markets, in a private sale or distributed by the Company to its stockholders as a dividend upon compliance with the rules and regulations of the New York Stock Exchange and the Commission and all other applicable laws, rules and regulations. However, if the Company were required to dispose of all or a portion of the New Kindred Common Stock, there can be no assurance that a public market will exist for the New Kindred Common Stock, that a private buyer could be found for the New Kindred Common Stock, the price at which a sale could be effected, or whether a registration statement relating to the proposed transaction would be declared effective in time to effectuate such sale in order for the Company to avoid the loss of its REIT status.

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

  While the Company believes that these and other safeguards which have been instituted by the Company are adequate, there can be no assurances that such safeguards will be adequate to prevent the Company from violating the 10% securities test and losing its REIT status. Loss of REIT status would have a Material Adverse Effect on the Company.

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

  Except for a Participation Agreement and a Development Agreement, which the Company terminated, Kindred has assumed and agreed to continue to perform its obligations under the Spin Agreements including, without limitation, the obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan" to the Condensed Consolidated Financial Statements.

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

  Under the Final Plan, the Kindred Senior Bank Debt was restructured as follows: (i) the principal and accrued interest amount of the Kindred Senior Bank Debt was reduced from approximately $578.0 million to $300.0 million, (ii) the restructured debt has a maturity date on the seventh anniversary of the Kindred Effective Date and bears interest at LIBOR plus 450 basis points, (iii) no interest accrues on the restructured debt until the amount of foregone interest equals $15.9 million, (iv) the restructured debt is secured by a second lien on substantially all of the assets of Kindred, and (v) the holders of the Kindred Senior Bank Debt received 9,826,092 shares of the New Kindred Common Stock representing approximately 65.5% of the issued and outstanding New Kindred Common

Stock as of the Kindred Effective Date, subject to dilution from warrants issued on the Kindred Effective Date and from stock issuances by Kindred after the Kindred Effective Date.

  Under the Final Plan the holders of the Kindred Senior Subordinated Notes converted their claim of approximately $374.0 million of principal and accrued interest as of the Kindred Petition Date into (i) 3,675,408 shares of New Kindred Common Stock, representing approximately 24.5% of the issued and outstanding New Kindred Common Stock as of the Kindred Effective Date, subject to dilution from warrants issued on the Kindred Effective Date and from stock issuances by Kindred after the Kindred Effective Date and (ii) warrants to purchase in the aggregate 7 million shares of New Kindred Common Stock divided into two series, one of which represents the right to purchase 2 million shares at an exercise price of $30.00 per share and the second of which represents the right to purchase 5 million shares at an exercise price of $33.33 per share. These warrants, if exercised, will result in the issuance of New Kindred Common Stock representing approximately 30% of the fully diluted equity of Kindred assuming the warrants were exercised on the Kindred Effective Date.

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

Releases Under the Final Plan

  Release of United States Claims

  The Final Plan contains a comprehensive settlement of all civil and administrative claims by the United States against the Company and Kindred arising from the participation of the Kindred facilities, formerly operated by the Company, in various federal health benefit programs (the "United States Settlement"). See "Note 3--Recent Developments Regarding Kindred--Settlement of United States Claims" to the Condensed Consolidated Financial Statements.

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

  The following claims are specifically excluded from the releases provided by the United States under the United States Settlement: (a) claims under the Code,
(b) claims for criminal liability, (c) claims brought by the Commission or other governmental or regulatory agency related to securities laws violations, including but not limited to, claims based on the Securities Act, the Exchange Act, the Investment Advisors Act of 1940, the Investment Company Act, the Commodity Exchange Act and the rules and regulations under such statutes, (d) claims under state health care reimbursement programs, and (e) claims for mandatory exclusion from federal health care benefit programs.

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

Other Recent Developments

  Certain of the Company's other operators, tenants and subtenants have experienced financial difficulties that have impacted their ability to perform their obligations under their agreements with the Company. See "Note 3 -- Concentration of Credit Risk and Recent Developments--Other Recent Developments" to the Condensed Consolidated Financial Statements.

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

Three months ended June 30, 2001 and 2000

  Rental income for the three months ended June 30, 2001 was $46.3 million, of which $45.7 million (98.8%) resulted from leases with Kindred. The rental income from Kindred includes $0.4 million related to the amortization of deferred revenue recorded as a result of the receipt of the New Kindred Common Stock and the $4.5 million of additional future rent under the Amended Master Leases. The rental income for the three months ended June 30, 2001 is approximately equal to net rental income (rental income less uncollectible rent from tenants) for the three months ended June 30, 2000 of $46.2 million, of which $45.3 million (98.2%) resulted from leases with Kindred. Under the Final Plan, the Company waived its right to the payment of the difference between rent required to be paid under the terms of the Original Master Leases and the rent received by the Company after the Petition Date and prior to the beginning of the month immediately following the Kindred Effective Date. As a result of this waiver, the Company recorded revenue in the second quarter of 2001 equal to the amount actually paid by Kindred. In the second quarter of 2000, the outcome of Kindred's bankruptcy was uncertain, and the difference between the rent provided for in the Original Master Lease and rent actually received from Kindred was written off to uncollectible rent expense. Interest income totaled approximately $1.1 million for the three months ended June 30, 2001 as compared to approximately $1.7 million for the three months ended June 30, 2000. The decrease in interest income was primarily the result of earnings from investments in smaller cash balances and reduced interest rates.

    Expenses totaled $38.0 million for the quarter ended June 30, 2001 and included $10.5 million of depreciation expense on real estate assets and $22.0 million of interest on the Amended Credit Agreement and $1.4 million of interest on the United States Settlement. See "Note 3--Concentration of Credit Risk and Recent Developments" to the Condensed Consolidated Financial Statements. For the quarter ended June 30, 2000, expenses totaled $52.5 million and included $10.6 million of depreciation expense on real estate assets and $23.8 million of interest on the Amended Credit Agreement.The $14.4 million decrease in expenses was due primarily to (a) a charge to earnings of $12.1 million for the quarter ended June 30, 2000 for uncollectible rent from tenants, which primarily includes the difference between the minimum monthly base rent due under the terms of the Original Master Leases and the base rent that was paid under the terms of the Rent Stipulation and (b) decreased professional fees.

  Interest expense on the Amended Credit Agreement decreased $1.8 million to $22.0 million for the three months ended June 30, 2001 from $23.8 million for the three months ended June 30, 2000. The decrease is primarily a result of reduced principal balances. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  Professional fees totaled approximately $1.1 million for the three months ended June 30, 2001, as compared to $3.3 million for the three months ended June 30, 2000. The decrease relates primarily to the reduction in professional fees incurred as a result of Kindred's emergence from bankruptcy. Fees incurred in the first quarter of 2000 were significant in connection with Kindred's bankruptcy filing as discussed above in "--Recent Developments Regarding
Kindred".    As anticipated, legal and financial advisory fees have declined after the Kindred Effective Date but may continue to be material.

  As a result of the uncertainties relating to the Company's ability to retain its NOL's, the Company recorded a charge for taxes on the 10% of its estimated 2001 taxable income, the portion of its taxable income which the Company does not expect to distribute as a dividend. See "Note 3-- Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Income Taxes" to the Condensed Consolidated Financial Statements. The Company's estimation of its 2001 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Amended Master Leases and the Spin Agreements; no capital transactions occur; the Company's tax positions do not change; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; interest rates remain constant; the Company pays 90% of its taxable net income as a dividend for 2001 and pays federal income tax on the remaining 10% of its taxable net income; and the number of the Company's issued and outstanding shares remain unchanged. The $1.2 million tax provision reported in the second quarter of 2001 included $0.7 million related to the receipt of the New Kindred Common Stock, of which 100% was taxable income to the Company in the second quarter of 2001.

   Net income for the three months ended June 30, 2001 was $8.1 million, or $0.12 per diluted share. Net income for the three months ended June 30, 2000, was $7.5 million or $0.11 per diluted share.

Six months ended June 30, 2001 and 2000

  Rental income for the six months ended June 30, 2001 was $92.4 million, of which $91.2 million (98.6%) resulted from leases with Kindred. The rental income from Kindred includes $0.4 million related to the amortization of deferred revenue recorded as a result of the receipt of the New Kindred Common Stock and the $4.5 million of additional future rent under the Amended Master Leases. The rental income for the six months ended June 30, 2001 is approximately equal to net rental income for the six months ended June 30, 2000 of $92.4 million, of which $90.7 million (98.2%) resulted from leases with Kindred. Under the Final Plan, the Company waived its right to the payment of the difference between rent required to be paid under the terms of the Original Master Leases and the rent received by the Company after the Petition Date and prior to the beginning of the month immediately following the Kindred Effective Date. As a result of this waiver, the Company recorded revenue in 2001 equal to the amount actually paid by Kindred. In 2000, the outcome of the Kindred bankruptcy was uncertain, and the difference between the rent provided for in the Original Master Lease and rent actually received from Kindred was written off to uncollectible rent expense. Interest income totaled approximately $2.6 million for the six months ended June 30, 2001 as compared to approximately $3.4 million for the six months ended June 30, 2000. The decrease in interest income was primarily the result of earnings from investments in smaller cash balances and reduced interest rates.

  Expenses totaled $74.4 million for the six months ended June 30, 2001 and included $21.0 million of depreciation expense on real estate assets and $43.1 million of interest on the Amended Credit Agreement and $1.4 million of interest on the United States Settlement. For the six months ended June 30, 2000, expenses totaled $104.6 million and included $21.2 million of depreciation expense on real estate assets and $47.6 million of interest on the Amended Credit Agreement, the United States Settlement and other debt. The $30.2 million decrease in expenses was due primarily to (a) a charge to earnings of $23.4 million for the six months ended June 30, 2000 for uncollectible rent from tenants, which primarily includes the difference between the minimum monthly base rent due under the terms of the Original Master Leases and the base rent that was paid under the terms of the Rent Stipulation and (b) decreased professional fees and (c) decreased interest expense under the Amended Credit Agreement.

  Interest expense on the Amended Credit Agreement decreased $4.5 million to $43.1 million for the six months ended June 30, 2001 from $47.6 million for the six months ended June 30, 2000. The decrease is primarily a result of reduced principal, reduced amortization of deferred financing fees and the favorable impact in the first quarter of 2001of timing differences in the rate setting under the Company's interest rate swap agreement and the Amended Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  Professional fees totaled approximately $2.9 million for the six months ended June 30, 2001, as compared to $6.6 million for the six months ended June 30, 2000. The decrease relates primarily to the reduction in professional fees incurred as a result of Kindred's emergence from bankruptcy. Fees incurred in 2000 were significant in connection with Kindred's bankruptcy filing as discussed above in "--Recent Developments Regarding Kindred". As anticipated, legal and financial advisory fees have declined after the Kindred Effective Date but may continue to be material.

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

  As a result of the uncertainties relating to the Company's ability to retain its NOL's, the Company recorded a charge for taxes on the 10% of its estimated 2001 taxable income which the Company does not expect to distribute as a dividend. The Company's estimation of its 2001 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Amended Master Leases and the Spin Agreements; no capital transactions occur; the Company's tax positions do not change; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; interest rates remain constant; the Company pays 90% of its taxable net income as a dividend for 2001 and pays federal income tax on the remaining 10% of its taxable net income; and the Company's issued and outstanding shares remain unchanged. The $1.9 million tax provision reported for the six months ended June 30, 2001 included $0.7 million related to the receipt of the New Kindred Common Stock, of which 100% is taxable income to the Company in the second quarter of 2001.

  During the first quarter of 2000, the Company incurred an extraordinary loss of $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

   Net income for the six months ended June 30, 2001 was $18.7 million, or $0.27 per diluted share. After an extraordinary loss of $4.2 million, or $0.06 per diluted share, as discussed above, net income for the six months ended June 30, 2000, was $10.2 million or $0.15 per diluted share.

Funds from Operations

  Funds from operations ("FFO") for the three months ended and six months ended June 30, 2001 totaled $18.6 million and $39.6 million, or $0.27 and $0.57 per diluted share, respectively. FFO for the comparable period in 2000 totaled $18.0 million and $35.6 million or, $0.26 and $0.52 per diluted share, respectively. In calculating net income and FFO for the three months and six months ended June 30, 2001 and 2000, the Company included in its expenses (and thus reduced net income and FFO) the aforementioned legal and financial advisory expenses, interest expense related to the United States Settlement, and the provision for income taxes. FFO for the three months and six months ended June 30, 2001 and 2000 is summarized in the following table:

                                                               Three Months Ended                  Six Months Ended
                                                               ------------------                  ----------------
                                                            June 30,        June 30,           June 30,        June 30,
                                                            --------        --------           --------        --------
                                                              2001            2000               2001            2000
                                                              ----            ----               ----            ----
  Net income...........................................         $ 8,105         $ 7,512            $18,684         $10,245
  Extraordinary loss on extinguishment of debt.........              --              --                 --           4,207
                                                                -------         -------            -------         -------
     Income before extraordinary loss..................           8,105           7,512             18,684          14,452
  Add: depreciation on real estate investments.........          10,476          10,526             20,951          21,160
                                                                -------         -------            -------         -------
     Funds from operations.............................         $18,581         $18,038            $39,635         $35,612
                                                                =======         =======            =======         =======

  FFO per diluted share................................         $  0.27         $  0.26            $  0.57         $  0.52
                                                                =======         =======            =======         =======

  Diluted Shares.......................................          69,307          68,101             69,090          68,007
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

Liquidity and Capital Resources

  Cash provided by operations totaled $43.5 million for the six months ended June 30, 2001 and included a $4.5 million cash payment received from Kindred as additional future rent under the Amended Master Leases on the Kindred Effective Date. For financial reporting purposes, the Company is amortizing the $4.5 million of additional future rent as future rent over the weighted average remaining term of the Amended Master Leases. For the six months ended June 30, 2000 cash provided by operations totaled $39.5 million. Net cash used in financing activities for the six months ended June 30, 2001 totaled $107.2 million and included a $36.0 million payment of principal on the Amended Credit Agreement, a $36.8 million payment on the United States Settlement, and $34.5 million of cash dividend payments, including a $0.29 per common share to stockholders of record on December 30, 2000 and a $0.22 per common share dividend to stockholders of record on May 2, 2001. Net cash used in financing activities for the six months ended June 30, 2000 totaled $63.5 million after payment of $50.9 million on principal on the Amended Credit Agreement and deferred financing payments of $12.6 million.

  The Company had cash and cash equivalents of $23.4 million (excluding restricted cash of $14.4 million) and outstanding debt of $850.4 million on June 30, 2001.

  In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% for tax years ending on or after December 31, 2001 of its "REIT taxable income" (excluding net capital gain). The Company elected to qualify as a REIT for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the tax year ending December 31, 2000 and subsequent years. The Company intends to pay a dividend for 2001 equal to at least 90% of the Company's taxable income for 2001. The 2001 dividend may be satisfied by a combination of cash or other property or securities, including the New Kindred Common Stock. On April 20, 2001 and July 3, 2001 the Company declared dividends of $0.22 per share each. These amounts represent a portion of 90% of the Company's estimated annual net taxable income for 2001.

  In estimating its 2001 taxable net income and the related dividends, the Company previously assumed a value of $20.0 million for the New Kindred Common Stock received by the Company on the Kindred Effective Date. The Company has determined that the value of the New Kindred Common Stock was $18.2 million on the date received. One hundred percent of the value of the New Kindred Common Stock will be included in the Company's 2001 taxable income. For financial reporting purposes, the value of the Company's New Kindred Common Stock is being amortized as future rent over the weighted average remaining term of the Amended Master Leases.

  The Company is accounting for the New Kindred Common Stock under the cost method of accounting. Under the cost method of accounting, income and dividends are recognized when received.

  The Company's estimation of its 2001 taxable income is based on a number of assumptions, including, but not limited to, those set forth under "--Results of Operations--Three Months ended June 30, 2001 and 2000."

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

  Under the terms of the Amended Credit Agreement, it was an Event of Default if the Kindred Effective Date did not occur on or before December 31, 2000 (the "Kindred Effective Date Deadline"). The Company and substantially all of its lenders entered into an Amendment and Waiver dated as of December 20, 2000 (the "Amendment and Waiver") to the Amended Credit Agreement that extended the Kindred Effective Date Deadline was extended from December 31, 2000 to March 31, 2001. In consideration for this extension, the Company paid a fee of $0.2 million to the lenders executing the Amendment and Waiver and agreed to amend the amortization schedules on certain of the loans under the Amended Credit Agreement. The Company exercised its option under the Amendment and Waiver to extend the Kindred Effective Date Deadline from March 31, 2001 to April 30, 2001. In consideration of this extension, the Company paid a fee of approximately $0.1 million to the lenders that executed the Amendment and Waiver. The Kindred Effective date occurred on April 20, 2001.

  The Amended Credit Agreement, as revised by the Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan,
(i) $50.0 million was paid at closing on January 31, 2000, (ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) thereafter, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the "Monthly Sweep") is applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002 (as of June 30, 2001, $123.6 million of principal has been paid down under the Amended Credit Agreement), (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001, (ii) a one-time paydown of Excess Cash of $0.4 million was made on May 21, 2001, as more fully described below (the "B Sweep"), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004 and (iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal and the final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

  The Company paid the B Sweep on May 21, 2001 in an amount of $0.4 million. The B Sweep was a one-time payment equal to the Company's cash and cash equivalents on hand on May 21, 2001 minus the sum of (to the extent not yet paid) (i) amounts payable under the United States Settlement during the succeeding three months, (ii) a reasonable reserve to pay the applicable portion of the Company's minimum REIT dividend for the tax year ended December 31, 2000 and for quarters in 2001 prior to and including the Kindred Effective Date, (iii) $1.0 million and (iv) other specified amounts.

  The first Monthly Sweep was scheduled to be made on July 31, 2001 and covered the period from May 21, 2001 through June 30, 2001. The Company was not required
to pay any amounts under the first Monthly Sweep.   Future Monthly Sweeps will
be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months,
(v) taxes and (vi) other specified amounts. The obligation of the Company to make Monthly Sweeps terminates once $200 million in principal amount has been paid down or refinanced under the Amended Credit Agreement. As of June 30, 2001, $123.6 million of principal has been paid down under the Amended Credit Agreement.

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

  The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into an interest rate swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of June 30, 2001, the Company had an $850 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the interest rate swap agreement is scheduled to decline as follows:

                   Notional Amount              Date
                   ---------------      -------------------
                      800,000,000         December 31, 2001
                      775,000,000         December 31, 2002
                               --        September 30, 2003

  When interest rates rise the interest rate swap agreement increases in fair value to the Company and when interest rates fall the interest rate swap agreement declines in value to the Company. As of June 30, 2001, interest rates had fallen and the interest rate swap agreement was in an unrealized loss position to the Company of approximately $20.1 million. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swap agreement to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2001:

  Notional Amount............................................     $ 850,000,000
  Fair Value to the Company..................................      ($20,145,058)
  Fair Value to the Company Reflecting
    Change in Interest Rates
     -100 BPS................................................      ($35,518,535)
     +100 BPS................................................       ($5,103,564)

  The terms of this interest rate swap agreement require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceed certain levels (the "threshold levels"). The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. As of June 30, 2001, the Company believes that the threshold level under the interest rate swap agreement was a fair value unrealized loss of $35.0 million and the interest rate swap agreement was in an unrealized loss position to the Company of $20.1 million; therefore, no collateral was required to be posted. Under the interest rate swap agreement, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the interest rate swap agreement at the time of such determination and the threshold amount. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the swap agreement for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Since April 1, 2001, the Company has issued the following equity securities in transactions that were not registered under the Securities Act:

  On April 20, 2001, the Company granted to the members of the Board of Directors 20,114 shares of common stock, par value of $0.25 per share of the Company (the "Common Stock"). Fifty percent of the restricted stock vested on the grant date and the remaining 50% will vest on the first anniversary date of the grant date. There were no proceeds to the Company from the issuance of the restricted stock. Based upon the number of offerees and the nature of their relationship with the Company, the restricted stock was issued without registration under the Securities Act, in reliance on an exemption contained in
Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of the stockholders of the Company was held on May 15, 2001.

  (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management's nominees for the Board of Directors and other proposals listed in the Company's proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.

  (c) The election of six directors for the ensuing year was voted upon at the Annual Meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

       Nominee:                                      For:          Withheld:
       --------                                      ----          --------

       Walter F. Beran........................    55,456,946           122,395
       Debra A. Cafaro........................    53,586,172         1,993,169
       Douglas Crocker, II ...................    55,463,282           116,059
       Ronald G. Geary........................    54,782,791           796,550
       W. Bruce Lunsford......................    52,110,527         3,468,814
       Sheli Z. Rosenberg.....................    55,461,720            37,613

  (d) A proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for fiscal year 2001 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

              For:        Against:        Abstain:        Broker Non-Votes:
              ----        --------        --------        -----------------

           52,260,365     410,937          33,173                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

    10.1 Ventas, Inc. Common Stock Purchase Plan for Directors dated June 22,
2001


  (b) REPORTS ON FORM 8-K:

    On July 5, 2001, the Company filed a Current Report on Form 8-K announcing that on July 3, 2001 its Board of Directors voted to pay a cash dividend of $0.22 per share payable on July 23, 2001 to stockholders of record on July 13, 2001.

    On July 25, 2001, the Company filed a Current Report on Form 8-K announcing that on July 23, 2001 the Company adopted a Distribution Reinvestment and Stock Purchase Plan for existing shareholders and interested new investors. The Company also announced that it planned to release second quarter 2001 earnings on Friday, August 10, 2001 and that it planned to hold a web cast conference call to discuss earnings and other matters at 10:00 a.m. Eastern Time on August 10, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2001

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