Form 10-Q
period 2001-09-30
VENTAS INC
filed 2001-11-13
CIK 740260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

     Class of Common Stock:                   Outstanding at  November 8, 2001:
   Common Stock, $.25 par value                      68,840,027 Shares

                                 VENTAS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                            Page
                                                                                                          -------

PART I--FINANCIAL INFORMATION...........................................................................        3
Item 1.     Financial Statements........................................................................        3
            Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000........        3
            Condensed Consolidated Statements of Income for the Three Months Ended and Nine
              Months Ended September 30, 2001 and September 30, 2000....................................        4
            Condensed Consolidated Statement of Comprehensive Income....................................        5
            Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and September 30, 2000...............................        6
            Notes To Condensed Consolidated Financial Statements........................................        7
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       31
Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................       40

PART II--OTHER INFORMATION..............................................................................       42
Item 1.     Legal Proceedings...........................................................................       42
Item 6.     Exhibits and Reports on Form 8-K............................................................       42

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                  VENTAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   September 30,          December 31,
                                                                                        2001                  2000
                                                                                    (Unaudited)            (Audited)
                                                                                  -------------          -------------
                                    Assets
Real estate investments:
 Land.........................................................................       $  119,771            $  120,151
 Building and improvements....................................................        1,055,992             1,055,992
                                                                                  -------------          -------------
                                                                                      1,175,763             1,176,143
  Accumulated depreciation                                                             (359,023)             (327,598)
                                                                                  -------------          -------------
   Total real estate investments..............................................          816,740               848,545
Cash and cash equivalents.....................................................           23,827                87,401
Restricted cash--held in tax escrow...........................................           15,906                26,893
Restricted cash--held as swap collateral......................................            2,833                    --
Recoverable federal income taxes..............................................               --                 3,211
Deferred financing costs, net.................................................            9,039                10,875
Investment in Kindred Healthcare, Inc. common stock...........................           88,412                    --
Notes receivable from employees                                                           3,589                 3,422
Other.........................................................................            2,436                   798
                                                                                  -------------          -------------
   Total assets...............................................................       $  962,782            $  981,145
                                                                                  =============          =============

                   Liabilities and stockholders' equity
Liabilities:
 Notes payable and other debt.................................................       $  850,016            $  886,385
 United States Settlement.....................................................           57,262                96,493
 Deferred gain on partial termination of interest rate swap agreement.........               --                21,605
 Deferred revenue.............................................................           21,655                    --
 Interest rate hedges.........................................................           40,942                    --
 Accrued dividend.............................................................           15,148                19,846
 Accounts payable and other accrued liabilities...............................           13,700                13,720
 Other liabilities--disputed federal, state and local tax refunds.............           15,183                30,104
 Deferred income taxes........................................................           30,506                30,506
                                                                                  -------------          -------------
Total liabilities.............................................................        1,044,412             1,098,659
                                                                                  -------------          -------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, unissued....................................................               --                    --
 Common stock.................................................................           18,402                18,402
 Capital in excess of par value...............................................          123,323               132,228
 Unearned compensation on restricted stock....................................           (1,446)               (1,338)
 Accumulated other comprehensive income.......................................           50,875                    --
 Retained earnings (deficit)..................................................         (138,899)             (121,323)
                                                                                  -------------          -------------
                                                                                         52,255                27,969
 Treasury stock...............................................................         (133,885)             (145,483)
                                                                                  -------------          -------------
   Total stockholders' equity (deficit).......................................          (81,630)             (117,514)
                                                                                  -------------          -------------

   Total liabilities and stockholders' equity.................................       $  962,782            $  981,145
                                                                                  =============          ============

            See notes to condensed consolidated financial statements

                                 VENTAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                Three Months Ended                      Nine Months Ended
                                                                  September 30,                           September 30,
                                                         -------------------------------        --------------------------------
                                                                  2001               2000                2001               2000
                                                         ---------------- ---------------       --------------- ----------------
Revenues:
     Rental income...................................          $46,357            $58,567            $138,769           $174,288
     Interest and other income.......................              939              2,312               3,507              5,665
                                                         ---------------- ---------------       --------------- ----------------
                                                                47,296             60,879             142,276            179,953
Expenses:
     General and administrative......................            2,598              2,583               7,740              7,330
     Professional fees...............................              699              2,735               3,595              9,328
     Non-recurring employee severance costs..........               --                 --                  --                355
     Loss on uncollectible amounts due from tenant...               --             12,469                  --             35,837
     Amortization of restricted stock grants.........              444                309               1,286              1,044
     Depreciation....................................           10,510             10,541              31,515             31,739
     Interest........................................           22,103             23,661              65,181             71,287
     Interest on United States Settlement............            1,605                 --               3,053                 --
                                                         ---------------- ---------------       --------------- ----------------
       Total expenses................................           37,959             52,298             112,370            156,920
                                                         ---------------- ---------------       --------------- ----------------
Income before gain on real estate, income taxes and
    extraordinary loss...............................            9,337              8,581              29,906             23,033
Net gain on real estate disposal.....................              290                 --                 290                 --
                                                         ---------------- ---------------       --------------- ----------------
Income before income taxes and extraordinary loss....            9,627              8,581              30,196             23,033
Provision for income taxes...........................              470                 --               2,355                 --
                                                         ---------------- ---------------       --------------- ----------------
Income before extraordinary loss.....................            9,157              8,581              27,841             23,033
Extraordinary loss on extinguishment of debt.........               --                 --                  --             (4,207)
                                                         ---------------- ---------------       --------------- ----------------
Net income...........................................          $ 9,157            $ 8,581            $ 27,841           $ 18,826
                                                         ================ ===============       =============== ================


Earnings per common share:
     Basic:
          Income before extraordinary loss...........          $  0.13            $  0.13            $   0.41           $   0.34
          Extraordinary loss on extinguishment of
           debt......................................               --                 --                  --              (0.06)
                                                         ---------------- ---------------       --------------- ----------------
          Net income.................................          $  0.13            $  0.13            $   0.41           $   0.28
                                                         ================ ===============       =============== ================
     Diluted:
          Income before extraordinary loss...........          $  0.13            $  0.13            $   0.40           $   0.34
          Extraordinary loss on extinguishment of
           debt......................................               --                 --                  --              (0.06)
                                                         ---------------- ---------------       --------------- ----------------
          Net income.................................          $  0.13            $  0.13            $   0.40           $   0.28
                                                         ================ ===============       =============== ================

Shares used in computing earnings per
     common share:
     Basic...........................................           68,491             68,037              68,375             67,986
     Diluted.........................................           69,584             68,224              69,255             68,077

Dividend declared per common share..................           $  0.22            $  0.62            $   0.66           $   0.62

            See notes to condensed consolidated financial statements

                                 VENTAS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                (In thousands)


                                                                    For Three Months             For Nine Months
                                                                         Ended                        Ended
                                                                   September 30, 2001           September 30, 2001
                                                                ------------------------       ---------------------
Net income................................................         $              9,157           $          27,841

Other comprehensive income (loss):
     Cumulative effect from change in accounting for
         derivatives......................................                           --                      17,476
     Unrealized loss on interest rate swap................                      (20,797)                    (36,813)
     Unrealized gain on Kindred, Inc. common stock........                       70,212                      70,212
                                                                ------------------------       ---------------------
                                                                                 49,415                      50,875
                                                                ------------------------       ---------------------
     Net comprehensive income.............................         $             58,572           $          78,716
                                                                ========================       =====================

            See notes to condensed consolidated financial statements

                                 VENTAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                 -------------------------------------------------
                                                                                     September 30,               September 30,
                                                                                          2001                       2000
                                                                                 ---------------------        -------------------
Cash flows from operating activities:
Net income.................................................................                  $  27,841                  $  18,826
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..........................................................                     31,515                     31,739
     Amortization of deferred financing costs..............................                      1,836                      2,625
     Amortization of restricted stock grants...............................                      1,286                      1,044
     Normalized rents......................................................                          7                       (113)
     Extraordinary loss on extinguishment of debt..........................                         --                      4,207
     Gain on sale of real estate...........................................                       (290)                        --
     Other.................................................................                         13                         --
     Amortization of deferred revenue......................................                     (1,045)                        --
  Changes in operating assets and liabilities:
     (Increase) decrease in restricted cash................................                      8,154                    (28,223)
     (Increase) decrease in accounts receivable and other assets...........                     (1,513)                    23,957
     Increase (decrease) in accounts payable and accrued and other
       liabilities.........................................................                     (6,480)                     8,173
                                                                                 ---------------------        -------------------
         Net cash provided by operating activities.........................                     61,324                     62,235
Cash flows from investing activities:
  Proceeds from sale of real estate........................................                        670                         --
  Purchase of furniture and equipment......................................                       (220)                        --
  Decrease (increase) in notes receivable from employees...................                       (167)                       225
                                                                                 ---------------------        -------------------
        Net cash provided by investing activities..........................                        283                        225
Cash flows from financing activities:
  Repayment of long-term debt..............................................                    (36,369)                   (50,879)
  Payment on United States Settlement......................................                    (39,231)                        --
  Payment of deferred financing costs......................................                         --                    (12,616)
  Issuance of stock........................................................                        537                         14
  Cash dividends to stockholders...........................................                    (50,118)                   (42,435)
                                                                                 ---------------------        -------------------
        Net cash used in financing activities..............................                   (125,181)                  (105,916)
                                                                                 ---------------------        -------------------
Decrease in cash and cash equivalents......................................                    (63,574)                   (43,456)
Cash and cash equivalents--beginning of period.............................                     87,401                    139,594
                                                                                 ---------------------        -------------------
Cash and cash equivalents--end of period...................................                  $  23,827                  $  96,138
                                                                               =======================      =====================

Supplemental Schedule of noncash  activities:
  Receipt of  Kindred Healthcare, Inc. common stock........................                  $  18,200                         --
                                                                               =======================      =====================

           See notes to condensed consolidated financial statements

                                 VENTAS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY

  Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the tax year ended December 31, 2000. Although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. The Company owns or leases 44 hospitals, 216 nursing facilities and eight personal care facilities in 36 states, as of September 30, 2001. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"). The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily an indication of the results that may be expected for the year ending December 31, 2001. The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 2000. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  Segment Reporting
  -----------------

  The Company has one primary reportable segment, which consists of investment in real estate. The Company's primary business is owning and leasing health care facilities and leasing or subleasing such facilities to third parties, primarily Kindred Healthcare, Inc. (formerly known as Vencor, Inc.) ("Kindred"). See
"Note 3--Concentration of Credit Risk and Recent Developments". All of the Company's leases are triple-net leases, which require the tenants to pay all property related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expenses reflected in the condensed consolidated statements of income relate to the ownership of the Company's investment in real estate.

  Change in Accounting Principle
  ------------------------------

  In June of 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. On January 1, 2001, the Company adopted SFAS No. 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. The adoption of the standard as of January 1, 2001 resulted in the recognition of a liability of $4.1 million to reflect the fair value of the Company's interest rate swap agreement and an identical reduction to other comprehensive income, a component of stockholders' equity. In addition, the $21.6 million

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferred gain recognized on a terminated derivative position was reclassified to other comprehensive income, resulting in a cumulative adjustment to other comprehensive income of $17.5 million. The transition amounts were determined based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates, the computed "effectiveness" of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. The Company believes that the hedge is highly effective as defined by SFAS No. 133. On September 30, 2001, the Company's derivative instruments were reported at fair value as liabilities in the Condensed Consolidated Balance Sheet at $40.9 million. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income. See "Note 4--Bank Credit Facility."

NOTE 3--CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

  As of September 30, 2001, approximately 70.1% of the Company's real estate investments (based on cost) related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states, and lease revenues from operations in only one state account for more than 10% of rental revenues. The Company leases all of its hospitals and 210 of its nursing facilities to Kindred and certain of its subsidiaries under four amended and restated master lease agreements dated April 20, 2001 (individually an "Amended Master Lease" and collectively the "Amended Master Leases"). See "--Recent Developments Regarding Kindred--Spin Agreements and Other Arrangements Under the Final Plan--Amended Master Leases."

  Because the Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company's revenues, Kindred's financial condition and ability to satisfy its obligations under the Amended Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness and other obligations and to make distributions to its stockholders. The operations of Kindred were negatively impacted by changes in governmental reimbursement rates, by its level of indebtedness and by certain other factors. As a result, Kindred filed for protection under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on September 13, 1999. On March 19, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order on the docket confirming Kindred's final plan of reorganization, which plan restructured Kindred's debt and lease obligations. Kindred emerged from bankruptcy pursuant to the Final Plan (as defined below) on April 20, 2001. Kindred's financial condition and its ability and willingness to meet its rent obligations will impact the Company's rental revenues and the Company's ability to service its indebtedness and other obligations and to make distributions to its stockholders. In addition, any failure by Kindred to conduct its operations effectively could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness and other obligations and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect"). There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Amended Master Leases or that Kindred will perform its obligations under the Amended Master Leases. Since the Amended Master Leases are structured as triple-net leases under which Kindred is responsible for all or substantially all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Kindred to satisfy its obligations under the Amended Master Leases would have a Material Adverse Effect on the Company. As a consequence of the foregoing, the credit standing of the Company is affected by the general creditworthiness of Kindred.

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

  Annual base rent under the Amended Master Leases, which is payable in all cash, is scheduled to be $180.7 million from May 1, 2001 to April 30, 2002. For the period through April 30, 2004, annual base rent, which is payable in all cash, will escalate 3.5% on May 1 of each year, commencing May 1, 2002, if certain tenant revenue parameters are achieved. Assuming such tenant revenue parameters are achieved, annual base rent under the Amended Master Leases will be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. All of the annual base rent will be paid in cash through April 30, 2004. Commencing May 1, 2004, if a Kindred Bank Refinancing Transaction (as defined below) has occurred, the 3.5% annual escalator will be paid in cash and the full amount of the annual base rent will be paid in cash. If a Kindred Bank Refinancing Transaction has not occurred, then on May 1, 2004 the 3.5% annual escalator under the Amended Master Leases will be comprised of
(a) an annual cash escalator of approximately 2% on the rent payable in cash during the prior lease year and (b) a 1.5% annual non-cash rent escalator that will accrue at the annual rate of the London Interbank Offered Market Rate ("LIBOR") plus 450 basis points until the occurrence of a Kindred Bank Refinancing Transaction, at which time the accrual with interest will be due and payable and thereafter the 1.5% non-cash rent escalator will convert to a cash escalator so that the total cash escalator thereafter will equal 3.5% per year. Under the terms of the Final Plan, Kindred paid $15.1 million in base rent for April 2001, which is the monthly base rent amount under the stipulation and order entered by the Bankruptcy Court on or about September 13, 1999 (the "Rent Stipulation"). The Company also has the one time right to reset the rents under the Amended Master Leases, exercisable 5 1/4 years after the Kindred Effective Date on an Amended Master Lease by Amended Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Amended Master Lease. See "-- Amended Master Leases."

  On the Kindred Effective Date, Ventas Realty received 1,498,500 shares of the common stock in Kindred as restructured under the Final Plan, representing 9.99% (subject to dilution from warrants issued on the Kindred Effective Date and from stock issuances by Kindred occurring after the Kindred Effective Date) of the issued and outstanding common stock in Kindred as of the Kindred Effective Date (the "Kindred Common Stock"). The Kindred Common Stock was issued to Ventas Realty as additional future rent in consideration of the Company and

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ventas Realty's agreement with Kindred to charge the base rent as provided in the Amended Master Leases. On the Kindred Effective Date, the Company also received a $4.5 million cash payment as additional future rent under the Amended Master Leases. The value of the Company's Kindred Common Stock and the $4.5 million of additional future rent will be amortized as future rent over the weighted average remaining term of the Amended Master Leases for financial reporting purposes.

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

  As of the Kindred Effective Date, certain federal, state and local tax refund proceeds received on or after September 13, 1999 by Kindred or the Company for tax periods prior to and including the 1998 Spin Off (the "Subject Periods") were placed into an escrow account to be used to satisfy any potential tax liabilities for the Subject Periods. When audits of the relevant tax periods have been concluded, any residual amount remaining in escrow will be shared equally by the Company and Kindred. All interest accruing on the escrowed amounts will be distributed annually equally between the Company and Kindred. See "Tax Allocation Agreement and Tax Refund Escrow Agreement."

  The Company waived the right to the payment of (a) $18.9 million for the August 1999 unpaid monthly base rent under the Original Master Leases (as defined below) and (b) approximately $79.5 million, representing the difference between the rent required to be paid under the terms of the Original Master Leases and the rent paid to the Company after the Petition Date and prior to the first calendar month following the Kindred Effective Date, pursuant to the terms of the Rent Stipulation. In 2000, the outcome of Kindred's bankruptcy was uncertain and the difference between the rent provided for in the Original Master Lease and rent actually received in 2000 from Kindred was written off to uncollectible rent expense. Rental revenue for the nine months ended September 30, 2001 reflects net rental income received under the Rent Stipulation for the period commencing January 1, 2001 and ending April 30, 2001 as required in the Final Plan and rental income received under the Amended Master Leases from May 1, 2001 through September 30, 2001.

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

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Amended Master Leases

  In the 1998 Spin Off, the Company and Ventas Realty (collectively, the "Landlord") and Kindred and Kindred Operating, Inc. (collectively, the
"Tenant") entered into the four master lease agreements governing the lease of substantially all of the Company's real property, buildings and other improvements (primarily long-term acute care hospitals and nursing facilities). In August 1998, Ventas Realty and Kindred Nursing Centers Limited Partnership entered into a fifth master lease agreement for a single nursing facility in Corydon, Indiana. The five master lease agreements are individually referred to as an "Original Master Lease" and collectively as the "Original Master Leases". Under the Final Plan, the Tenant assumed the Original Master Leases and the Tenant and the Landlord simultaneously amended and restated the Original Master Leases in the form of the four Amended Master Leases setting forth the material terms governing the properties covered by the Amended Master Leases. The Corydon, Indiana facility was incorporated into Amended Master Lease #4. The following description of the Amended Master Leases is a summary and does not purport to be a complete description of the Amended Master Leases; reference is made to the terms of the Amended Master Leases, one of which is attached as an exhibit to a Current Report on Form 8-K/A filed with the Commission on April 24, 2001.

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

  Each Amended Master Lease provides that, beginning May 1, 2004, if a Kindred Bank Refinancing Transaction has occurred, the 3.5% annual escalator will be paid in cash and the Base Rent will continue to equal Current Rent. If a Kindred Bank Refinancing Transaction has not occurred, then on May 1, 2004 the annual aggregate Base Rent will be comprised of (a) Current Rent payable in cash which will escalate annually by an amount equal to 2% of prior period Base Rent and
(b) an additional annual non-cash accrued escalator amount of 1.5% of the Prior Period Base Rent which will accrete from year to year including an interest accrual at LIBOR (as defined in the Amended Master Leases) plus 450 basis points (compounded annually) to be added to the annual accreted amount (but such interest will not be added to the aggregate Base Rent in subsequent years). The unpaid accrued rent will become payable, and all future Base Rent escalators will be payable in cash, upon the occurrence of any one of the following (a "Kindred Bank Refinancing Transaction"): (a) any transaction pursuant to which all

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or substantially all of the indebtedness of the Tenant under the Tenant's new senior secured credit agreement is purchased by the Tenant or another party at the Tenant's direction or is repaid; (b) any amendment of the new senior secured notes or new senior secured credit agreement pursuant to which either
(i) the principal amount of the Tenant's indebtedness thereunder (as such indebtedness is in effect immediately prior to such amendment) is increased (excepting therefrom increases attributable to the capitalization of accrued interest or protective advances by the lenders under the new senior secured notes), or (ii) the loan amount, maturity or other material terms and conditions thereof (as such terms and conditions are in effect immediately prior to such amendment), are modified to match, better or otherwise respond to the terms and conditions of alternative financing which has been offered to the Tenant; (c) any bona fide, binding offer is made to the Tenant to provide financing on terms better than those of the new senior secured credit agreement, sufficient to (i) pay in full, or purchase at or above par, all of the indebtedness of the Tenant under the new senior secured credit agreement and (ii) pay in full all Unpaid Accrued Rent owing as of such date, whether or not such offer is accepted or consummated; and (d) the termination or expiration of the applicable Amended Master Lease as to all properties under such lease. However, with respect to subsection (d) above, the Landlord's right to receive payment of the Unpaid Accrued Rent is subordinate to the receipt of payment of the indebtedness of the Tenant by the lenders under the new senior secured notes issued pursuant to the new senior secured credit agreement. Upon the occurrence of any of the events referenced in subsections (a) through (d) above, the annual aggregate Base Rent payable in cash will thereafter escalate at the annual rate of 3.5% and there will be no further accrual feature for rents arising after the occurrence of such events.

     During the one-year period commencing on the date which is 5 1/4 years after the Kindred Effective Date, the Landlord has a one-time option (the
"Reset Right") to reset the Base Rent, Current Rent and Accrued Rent (as defined in each Amended Master Lease) under any one or more Amended Master Leases to the then fair market rental. Upon exercising this reset right, the Landlord must pay the Tenant a fee equal to a prorated portion of $5.0 million based upon the proportion of Base Rent payable under the Amended Master Lease(s) with respect to which rent is reset to the total Base Rent payable under all of the Amended Master Leases. The fair market rental will be determined through the appraisal procedures in the Amended Master Leases. Once the fair market rental is so determined, the Landlord, in its sole discretion, will determine whether to exercise the Reset Right. If the Landlord elects to exercise the Reset Right, the new fair market rental will be effective retroactive on the later of (a) the date the Landlord notifies the Tenant of its interest in exercising the Reset Right and (b) the date which is 5 1/4 years after the Kindred Effective Date. The rental rate for any renewal term will also be reset in connection with Landlord's election to exercise a Reset Right.

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

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Subject to certain restrictions, each Amended Master Lease permits the Landlord, as determined in its sole discretion and for a legitimate business purpose, to remove properties from the Amended Master Leases and place such properties in newly created separate lease(s), which newly created lease(s) will be on the same terms as the original Amended Master Leases. Any such new lease will not be cross-defaulted with the original Amended Master Leases or with any other new leases. The Tenant is not permitted to remove properties from an Amended Master Lease without the consent of the Landlord.

     An "Event of Default" will be deemed to have occurred under an Amended Master Lease if, among other things, (i) the Tenant fails to pay rent or other amounts when due and fails to cure such default within five days after notice;
(ii) the Tenant fails to comply with covenants, which failure continues for 30 days after notice or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure; (iii) certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; (iv) the Tenant ceases to operate any property as a provider of health care services for the particular required use (e.g., hospital or nursing center); (v) a default occurs under any guaranty of the lease or the Indemnity Agreement (as defined in the Amended Master Leases) and is not cured within the cure period specified in the Amended Master Leases; (vi) the Tenant or its applicable subtenant loses any required health care license, permit or approval or fails to comply with any legal requirements in each case by a final unappealable determination; (vii) the Tenant fails to maintain required insurance; (viii) the Tenant creates or suffers to exist certain liens and does not cure the same within the cure period specified in the Amended Master Leases;
(ix) the Tenant fails to perform any covenant with respect to complying with or contesting any legal requirements, impositions or insurance requirements and does not cure the same within the cure period specified in the Amended Master Leases; (x) any breach occurs of any material representation or warranty of the Tenant; (xi) a reduction occurs in the number of licensed beds in excess of 10% (or 5% in certain cases), or less than 10% if the Tenant has voluntarily banked more than 15% (or, in certain cases, a percentage less than 5% if the Tenant has voluntarily banked more than 20%) of licensed beds, of the number of licensed beds in, or deemed to be in, the applicable facility on the Commencement Date (as defined in the Amended Master Leases) (subject to certain exceptions for involuntary reductions in excess of 10%) (a ''Licensed Bed Event of Default'');
(xii) certification for reimbursement under Medicare or Medicaid with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a ''Medicare/Medicaid Event of Default''); (xiii) the appointment of a receiver or custodian by any federal, state or local government pursuant to a final unappealable determination; (xiv) the Tenant becomes subject to regulatory sanctions and fails to cure such regulatory sanctions within its specified cure period in any material respect with respect to any facility; (xv) the Tenant fails to cure its breach of any Permitted Encumbrance (as defined in the Amended Master Leases) within the applicable cure period and, as a result, a real property interest or other beneficial property right of the Lessor is terminated or at material risk of being terminated; (xvi) the Tenant fails to cure its breach of any of the obligations of the Landlord as lessee under an Existing Ground Lease (as defined in the Amended Master Leases) within the applicable cure period and, if such breach is a non-monetary, non-material breach, such Existing Ground Lease is terminated or at material risk of being terminated;
(xvii) the Tenant fails to pay principal or interest with respect to the new senior secured notes issued by Tenant on the Kindred Effective Date or otherwise fails to pay principal or interest when due (including applicable notice and cure periods) with respect to any indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to or exceeding $50.0 million; or (xviii) the maturity of the new senior secured notes issued by Tenant on the Kindred Effective Date or any other indebtedness owing under the Tenant's new senior secured credit agreement or any other indebtedness for borrowed money of Tenant with an aggregate outstanding principal balance equal to or exceeding $50.0 million has been accelerated. The Amended Master Leases are not cross-defaulted with each other.

     Except as noted below, upon an Event of Default under one of the Amended Master Leases, the Landlord may, at its option, exercise the following remedies:
(i) after not less than 10 days notice to the Tenant (less in certain

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities will be distributed equally to each of Kindred and the Company on an annual basis. For the nine months ended September 30, 2001, the Company has recorded $0.7 million of interest income related to the Escrow Funds. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and the Company. One half (1/2) of the balance of the Escrow Funds as of September 30, 2001 is reported as restricted cash on the Company's balance sheet. Due to the uncertainty concerning the Company's ability to ultimately recognize any portion of the Subject Refunds, a corresponding liability has been recorded as of September 30, 2001.

     Agreement of Indemnity--Third Party Leases

     In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the "Third Party Leases"). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Kindred. Under the terms of the Agreement of Indemnity--Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant's rights under a subset of the Third Party Leases were assigned or sublet to unrelated

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


third parties (the "Subleased Third Party Leases"). If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. The Company believes it may have valid legal defenses to any such claim by certain lessors under the Third Party Leases. However, there can be no assurance the Company would prevail in a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases, and, except for certain disputes with one lessor, has to date performed its obligations under the Agreement of Indemnity--Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Kindred will continue to honor its obligations under the Agreement of Indemnity--Third Party Leases. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company may be liable for the payment and performance of such obligations, subject to the Company's assertion of available defenses. If Kindred is unable to or chooses not to satisfy its obligations under the Agreement of Indemnity --Third Party Leases, such action could have a Material Adverse Effect on the Company. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease.

     Since December 31, 2000, total future minimum rental payments due under the Third Party Leases declined $13.2 million from the expiration of Third Party Leases in accordance with their terms and $17.2 million due to the early termination and release of certain Third Party Leases.

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

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Registration Rights Agreement

     Under the terms of the Final Plan, 1,498,500 shares of Kindred Common Stock were distributed to Ventas Realty on the Kindred Effective Date. On the Kindred Effective Date, Kindred executed and delivered to Ventas Realty, certain other initial holders of Kindred Common Stock and other signatories, a registration rights agreement (the "Registration Rights Agreement"), which, among other things, requires Kindred to (a) file a shelf registration statement with respect to the securities subject thereto, including the Kindred Common Stock as soon as practicable after the Kindred Effective Date, but in no event later than 120 days following the Kindred Effective Date provided that, subject to certain limitations, such period may be extended if the audited financial statements of Kindred which are to be included in such registration statement are not available for reasons beyond Kindred's reasonable control and (b) use its reasonable best efforts to cause such registration statement to be declared effective as soon as practicable and to keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions and suspension periods). Under the Registration Rights Agreement, Ventas Realty is entitled to exercise certain demand and "piggyback" registration rights with respect to the Kindred Common Stock, subject to customary exceptions and black-out and suspension periods. In addition, until such time as the Kindred Common Stock is listed on a national securities exchange, Kindred has agreed to comply with certain of the corporate governance requirements in the rules of the National Association of Securities Dealers, Inc. as if it were subject to such rules. In the event Kindred fails to comply with its obligations under the Registration Rights Agreement, the other parties to the Registration Rights Agreement are entitled to seek specific performance in addition to other remedies that might be available.

     Pursuant to Amendment No. 1 to the Registration Rights Agreement dated as of August 13, 2001, Ventas Realty and the other signatories to the Registration Rights Agreement agreed to extend the deadline for Kindred to file a shelf registration statement from 120 days to 150 days after the Kindred Effective Date. Kindred filed a shelf registration statement on Form S-3 with the Commission on September 19, 2001. The shelf registration statement was declared effective by the Commission on November 7, 2001. Under the shelf registration statement, subject to certain restrictions, the Company and Ventas Realty, may, but are not obligated to, sell, distribute or otherwise transfer, some or all of the shares of Kindred Common Stock owned by Ventas Realty at any time.

     Kindred filed a registration statement on Form S-3 with the Commission on August 31, 2001 (the "Underwritten Offering Registration Statement") with respect to an underwritten offering of shares of Kindred Common Stock (the "Underwritten Offering"). Ventas Realty exercised its "piggyback" registration rights with respect to the Underwritten Offering Registration Statement to sell 83,300 shares of Kindred Common Stock. The Underwritten Offering Registration Statement was declared effective by the Commission on November 7, 2001.

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the Registration Rights Agreement, the Company would have been prohibited from selling, disposing or otherwise transferring any Kindred Common Stock pursuant to the shelf registration statement through and including February 5, 2002. Pursuant to Amendment No. 2 to the Registration Rights Agreement dated as of October 22, 2001, as an exception to such restriction the Company may (but is not obligated to) distribute up to 350,000 shares of the Kindred Common Stock to its stockholders on or after December 24, 2001 and its stockholders may resell such shares.

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

     Under the United States Settlement, the Company will pay $103.6 million to the United States, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on June 30, 2001 and ending in 2006. The Company made the first two quarterly installments under the United States Settlement.

     The Company also paid approximately $0.4 million to legal counsel for the relators in the qui tam actions. In the fourth quarter of 2000, the Company recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%.

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

     Under the United States Settlement, the Company agreed with the United States, that if, from and after the Kindred Effective Date either:

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          (a) the loans under the Company's Amended Credit Agreement (the "Ventas Senior Bank Debt") are amended and, as a result of such amendment, (i) the final maturity date of the Ventas Senior Bank Debt is scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal under the Ventas Senior Bank Debt is scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, or

          (b) the Ventas Senior Bank Debt is replaced in whole by new debt (the "Refinancing Debt"), and (i) the final maturity date of the Refinancing Debt is scheduled to occur prior to the final maturity date of the payments due from the Company under the United States Settlement, or (ii) less than $100.0 million of the outstanding principal of the Refinancing Debt is scheduled to be paid after the final maturity date of the obligations due from the Company under the United States Settlement, then in either case, the final maturity date of the obligations payable by the under the United States Settlement and the remaining payments thereunder shall be proportionately and equitably adjusted in time and amount so that the final maturity date and the scheduled principal payments of the Ventas Senior Bank Debt or the Refinancing Debt, as the case may be, and the remaining obligations of the Company under the United States Settlement shall have the same proportionate relationship as before such amendment or replacement, and in any such event, at least $100.0 million of the outstanding principal balance of the Ventas Senior Bank Debt or the Refinancing Debt, as applicable, is required to be scheduled to be paid after the due date of the final payment under the United States Settlement.

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

     The United States Settlement provides that the Company is not responsible in any manner for the payments owed by Kindred under the United States Settlement, and any failure of Kindred to make such payments will not affect the Company's rights, duties, benefits, and/or obligations under the United States Settlement

Sale of 83,300 Shares of Kindred Common Stock

     Ventas Realty exercised its "piggyback" registration rights under the Registration Rights Agreement to sell 83,300 shares of Kindred Common Stock in the Underwritten Offering under the Underwritten Offering Registration Statement. If the Underwritten Offering is consummated, the Company intends to apply the net proceeds from the sale of the 83,300 shares of Kindred Common Stock as a prepayment on the Company's indebtedness under the Amended Credit Agreement. However, there can be no assurance that the Underwritten Offering will occur, or, if it does occur, the amount of proceeds that Ventas Realty will receive from such sale.

Recent Developments Regarding Income Taxes

     The Internal Revenue Service is currently reviewing the federal income tax returns of the Company for tax years ended December 31, 1997 and 1998. There can be no assurances as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company. However, the resulting tax

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     As a result of the uncertainties relating to the Company's ability to retain its NOL's, the Company has recorded a charge for taxes on the 10% of its estimated 2001 taxable income which the Company does not expect to distribute as a dividend due to limitations contained in the Amended Credit Agreement.

Recent Developments Regarding Dividends

The Company filed its federal income tax return for the tax year ended December 31, 1999 (the "1999 Tax Year") on September 14, 2000 electing to qualify as a REIT for the 1999 Tax Year. The Company believes that it met the annual distribution requirement of payment of 95% of its 1999 taxable income as a result of its $0.39 per share dividend paid in February 1999 and its $0.62 per share dividend paid in September 2000. The Company filed its federal income tax return for the tax year ended December 31, 2000 (the "2000 Tax Year") on September 14, 2001. The Company believes it has met the REIT annual distribution requirement of payment of 95% of its estimated 2000 taxable net income as a result of its payment of a $0.29 per share dividend on January 15, 2001. The Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 (the "2001 Tax Year") and subsequent tax years. Such qualification requires the Company to declare a distribution of 90% of its taxable income for any given tax year not later than September 15 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e., September 15, 2002 for the 2001 Tax Year) and pay such dividend not later than December 31 of that same year (i.e., December 31, 2002 for the 2001 Tax
Year), or, if earlier, prior to the payment of the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31 of the year following the end of the tax year in respect of which the dividend is to be paid (i.e., January 31, 2002 for the 2001 Tax Year), the Company is required to pay a 4% non-deductible excise tax on the difference between 85% of its taxable net income for the year in respect of which the dividend is to be paid and the aggregate amount of dividends paid for that tax year on or prior to January 31 of the year following the year in respect of which the dividend is to be paid.

     Consistent with its stated intention to begin paying quarterly dividends, on April 20, 2001, the Company declared the first quarterly dividend for 2001 of $0.22 per share. The dividend was paid in cash on May 14, 2001 to stockholders of record as of May 2, 2001. On July 3, 2001, the Company declared the second quarterly dividend for 2001 of $0.22 per share. The second quarterly dividend for 2001 was paid on July 23, 2001 to stockholders of record on July 13, 2001. On September 11, 2001, the Company declared the third quarterly dividend for 2001 of $0.22 per share. The third quarterly dividend was paid on October 1, 2001 to stockholders of record on September 21, 2001. The first, second and third quarterly dividends for 2001 represent a portion of 90% of the Company's estimated annual net taxable income for 2001. Although the Company currently intends to distribute 90% of its taxable income for the 2001 Tax Year, there can be no assurance that it will do so or when the remaining distributions will be made. The remaining portion of the Company's dividend for the 2001 Tax Year may be satisfied by a distribution of a combination of cash and property or securities, including the Kindred Common Stock received by the Company on the Kindred Effective Date.

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Based on applicable laws, regulations, advice from experts, an appraisal, the trading performance of the equity and other appropriate facts and circumstances including the equity's illiquidity and lack of registration when received and the Company's lack of significant influence over Kindred, the Company has determined that the value of the Kindred Common Stock was $18.2 million on the date received. One hundred percent of this value of the Kindred Common Stock will be included in the Company's 2001 taxable income. For financial reporting purposes, this value of the Company's Kindred Common Stock is being amortized as future rent over the weighted average remaining term of the Amended Master Leases.

     Due to the lack of marketability at June 30, 2001, the Kindred Common Stock was accounted for under the cost method in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. Due to trading volume growth and pricing consistency in the over the counter market, the Kindred Common Stock was considered marketable for accounting purposes at September 30, 2001 and classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Kindred Common Stock is measured at fair value as of September 30, 2001. The unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income. As of September 30, 2001, the fair value of the Kindred Common Stock was $88.4 million. A $70.2 million unrealized gain on the Kindred Common Stock was reported in Accumulated Other Comprehensive Income at September 30, 2001.

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

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Recent Developments

Third Party Leases

     On July 10, 2001, Lenox Healthcare, Inc. and certain of its subsidiaries (collectively, "Lenox") filed a voluntary petition under chapter 11 of the Bankruptcy Code. Lenox is a third party subtenant under certain of the Subleased Third Party Leases. In its filings, Lenox disclosed that it intends to seek the orderly liquidation of its assets. Lenox's July 2001 chapter 11 filing followed its emergence from chapter 11 on December 27, 2000. If Kindred fails or is unable to satisfy the obligations under the Third Party Leases assigned by the Company to Kindred, including those Third Party Leases sublet or assigned to Lenox, and if the lessors prevail in a claim against the Company under the applicable Third Party Leases, the Company may be liable for the payment and performance of the obligations under such Third Party Leases. In that event, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. There can be no assurance that Kindred will continue to pay, indemnify and defend the claims or have sufficient assets, income and access to financing to enable it to satisfy such claims.

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

Third Party Tenants

     Integrated Health Services, Inc. ("IHS") and a number of its subsidiaries filed a petition for relief under the Bankruptcy Code in February 2000 (the
"IHS Petition Date"). IHS Acquisition No. 151, Inc. ("IHS Acquisition"), an affiliate debtor of IHS, leases a nursing facility from the Company in Marne, Michigan known as Birchwood Care Center. The aggregate annual rental under the lease is approximately $0.5 million. In June 2001, IHS Acquisition removed all of the patients from the facility and closed it in violation of the terms of the lease. While IHS remains in bankruptcy, the automatic stay provisions of the Bankruptcy Code prevent the Company from exercising certain of its contractual rights under the Birchwood lease, including the right to enforce the payment of past due pre-petition rent. On August 30, 2001 the Bankruptcy Court approved IHS Acquisition's motion to reject the lease effective as of August 14, 2001. To date, the Company has not located a substitute tenant for the nursing facility. If the Company does not locate a substitute tenant for the facility on terms that are acceptable to the Company, the Company may elect to sell the facility or take certain other action relative to the facility. There can be no assurance that the Company will locate a satisfactory substitute tenant for the facility on terms acceptable to the Company. The Company's ability to engage in certain of these transactions is restricted by the terms of the Amended Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Amended Credit Agreement, and there can be no assurance that such consent would be obtained. On or about August 25, 2000, the Company filed a general claim (as amended on or about August 28, 2000) against IHS in the bankruptcy proceeding for, among other things, the fees, costs, expenses and damages resulting from any rejection of the Company's lease. The Company filed an Amended Proof of Claim on October 12, 2001 for damages resulting from the rejection of the Company's lease. Applicable bankruptcy law may limit the amount of any such recovery against IHS. There can be no assurance the Company will prevail in the claim against IHS or that IHS will have sufficient assets to satisfy such claim. The Company recorded a $1.9 million real estate impairment for Birchwood Care Center for the year ended December 31, 1999.

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4--BANK CREDIT FACILITY

     On January 31, 2000, the Company and the lenders under its then existing credit agreement (the "Bank Credit Agreement") entered into the Amended Credit Agreement, which amended and restated the Bank Credit Agreement. Under the Amended Credit Agreement, borrowings bear interest at an applicable margin over an interest rate selected by the Company. Such interest rate may be either (a) the Base Rate, which is the greater of (i) the prime rate or (ii) the federal funds rate plus 50 basis points, or (b) LIBOR. Borrowings under the Amended Credit Agreement comprised of: (1) a $25.0 million revolving credit line (the "Revolving Credit Line") that expires on December 31, 2002, which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) a $200.0 million term loan due December 31, 2002 (the "Tranche A Loan"), which bears interest at either LIBOR plus 2.75% or the Base Rate plus 1.75%; (3) a $300.0 million term loan due December 31, 2005 (the "Tranche B Loan"), which bears interest at either LIBOR plus 3.75% or the Base Rate plus 2.75%; and (4) a $473.4 million term loan due December 31, 2007 (the "Tranche C Loan"), which bears interest at either LIBOR plus 4.25% or the Base Rate plus 3.25%. The interest rate on the Tranche B Loan will be reduced by .50% (50 basis points) once $150.0 million of the Tranche B Loan has been repaid. As of September 30, 2001, the outstanding principal balance of the Tranche A Loan was $97.0 million, the outstanding principal balance of the Tranche B Loan was $279.6 million and the outstanding principal balance of the Tranche C Loan was $473.4 million.

     The Amended Credit Agreement, as revised by an Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan, (i) $50.0 million was paid at closing on January 31, 2000, (ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) thereafter, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the ''Monthly Sweep'') is applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002; (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001, (ii) a one-time paydown of Excess Cash of $0.4 million was paid on May 21, 2001, as more fully described below (the ''B Sweep''), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004 and (iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal until the final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

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

     The first Monthly Sweep was scheduled to be made on July 31, 2001 and covered the period from May 21, 2001 through June 30, 2001. Monthly Sweeps were scheduled for August 31, 2001, September 28, 2001 and October 31, 2001. The Company has not yet been required to pay any amounts under the Monthly Sweeps. Future Monthly Sweeps will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve, (iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months, (v) taxes and (vi) other specified amounts. The obligation of the Company to make Monthly Sweeps terminates once $200 million in principal amount has been paid down or refinanced under the Amended Credit Agreement. As of September 30, 2001, $124.0 million of principal has been paid down under the Amended Credit Agreement.

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following is a summary of long-term borrowings at September 30, 2001 and December 31, 2000 (in thousands):

                                                                             September 30,    December 31,
                                                                             -------------    ------------
                                                                                 2001             2000
                                                                                 ----             ----

     Tranche A Loan, bearing interest at a rate of LIBOR plus 2.75%
       (5.42% at September 30, 2001, 9.48% at December 31, 2000),
       due December 31, 2002..............................................        $ 97,076      $113,017
     Tranche B Loan, bearing interest at a rate of LIBOR plus 3.75%
       (6.38% at September 30, 2001, 10.48% at December 31, 2000),
       due December 31, 2005..............................................         279,572       300,000
     Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25%
       (6.85% at September 30, 2001, 10.98% at December 31, 2000),
       due December 31, 2007..............................................         473,368       473,368
                                                                                  --------      --------
                                                                                  $850,016      $886,385
                                                                                  ========      ========

     During the first quarter of 2000, the Company incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement.

     The Amended Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property. In addition, the Amended Credit Agreement contains certain restrictive covenants, including, but not limited to, the following: (a) until such time that $200.0 million in principal amount has been paid down or refinanced, the Company can pay REIT dividends based on a certain minimum percentage of its taxable income (equal to 90% of its taxable income for years ending on or after December 31, 2001); however, after $200.0 million in total principal paydowns, the Company will be allowed to pay dividends for any year in amounts up to 80% of FFO, as defined in the Amended Credit Agreement (as of September 30, 2001, $124.0 million of principal has been paid down under the Amended Credit Agreement); (b) limitations on additional indebtedness, acquisitions of assets, liens, guarantees, investments, restricted payments, leases and affiliate transactions; (c) limitations on capital expenditures; and (d) certain financial covenants, including those requiring the Company to have (i) Consolidated EBITDA (as defined in the Amended Credit Agreement) on the last day of each fiscal quarter after the Kindred Effective Date at least equal to 80% of the Company's Projected Consolidated EBITDA (as defined in the Amended Credit Agreement) on the Kindred Effective Date; and (ii) a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Amended Credit Agreement) on a trailing four quarter basis (or such shorter period from May 1, 2001 through the end of the reported quarter), of at least 1.20 to 1.00. Certain of these covenants may be waived by holders of 51% or more of the principal indebtedness under the Amended Credit Agreement.

     Under the Amended Credit Agreement, the Company is required to apply as a prepayment on Tranche A the net cash proceeds from, among other things, the sale of the Company's real estate assets. On September 24, 2001, the Company received $0.7 million for the sale of excess undeveloped land. The Company applied $0.4 million of the proceeds from the sale to paydown Tranche A debt, as required by the Amended Credit Agreement.

Derivatives and Hedging

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations. The Company currently has two interest rate swaps to manage interest rate risk. The Company prohibits the use of derivative instruments for trading or speculative purposes. Further, the

                                  VENTAS,INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any Material Adverse Effect on its net income or financial position in the future from the use of derivatives.

     One of the Company's interest rate swap agreements has a notional principal amount of $850.0 million, under which the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate) maturing June 30, 2003 (the "1998 Swap"). The terms of the 1998 Swap require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in its prior Bank Credit Agreement. As of September 30, 2001, $2.8 million in cash was posted as collateral under the 1998 Swap.

     As a result of falling interest rates, the 1998 Swap has declined further in value since September 30, 2001. As of October 31, 2001, the Company had posted a total of $9.9 million of collateral in the form of a letter of credit. If the 1998 Swap continues to decline in value, the Company will have to post additional collateral in the form of cash, one or more letters of credit or other permitted credit support. The Company is permitted to issue up to $15 million in principal amount of letters of credit under the $25 million revolving credit facility under the Amended Credit Agreement. If the Company should be required to post collateral under the 1998 Swap in excess of $15 million, the Company expects to post such additional collateral in the form of cash from cash reserves, cash flows from operations, and/or draws on the Company's revolving credit facility under the Amended Credit Agreement up to a principal amount of $25 million, net of outstanding letters of credit. However, there can be no assurance that the Company will have sufficient cash to post such additional collateral, if required.

  The notional amount of the 1998 Swap is scheduled to decline as follows:

                    Notional Amount                         Date
                    ---------------                    --------------
                      800,000,000                       December 31, 2001
                      775,000,000                       December 31, 2002
                          --                              June 30, 2003

     The 1998 Swap is treated as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Assuming no changes in interest rates, the Company estimates that approximately $22.4 million of the current balance held in Accumulated Other Comprehensive Income will be recorded as interest expense within the next twelve months consistent with historical reporting. The amount reclassified into interest expense for the three months ended and nine months ended September 30, 2001 was $4.9 million and $6.2 million, respectively. See "Note 2-- Basis of Presentation--Change in Accounting Principle".

     On August 4, 1999, the Company entered into an agreement with the 1998 Swap counterparty to shorten the maturity of the 1998 Swap from December 31, 2007 to June 30, 2003, in exchange for a payment in 1999 from the counterparty to the Company of $21.6 million. The Company expects to amortize the $21.6 million payment for financial accounting purposes in future periods beginning in July 2003 and ending December 2007.

     On January 31, 2000, the Company entered into a letter agreement with the 1998 Swap counterparty for the purpose of amending the swap agreement. The letter agreement provides that, for purposes of certain calculations set forth in the swap agreement, the parties agree to continue to use certain defined terms set forth in the Bank Credit Agreement.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  On September 28, 2001, the Company entered into a second interest rate swap agreement (the "2003-2008 Swap") to hedge floating-rate debt for the period between July 1, 2003 and June 30, 2008, under which the Company pays a fixed rate at 5.385% and receives LIBOR from the counterparty to the agreement. The 2003-2008 Swap is treated as a cash flow hedge. There are no collateral requirements under this agreement. The notional amount of the 2003-2008 Swap is $450 million and is scheduled to decline as follows:

                 Notional Amount            Date
                 ---------------            ----
                    $300,000,000      June 30, 2006
                     150,000,000      June 30, 2007

  On September 30, 2001, the derivative instruments were reported at fair value in liabilities in the Condensed Consolidated Balance Sheet of $40.9 million. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income.

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

    A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc. et al. was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements between February and October of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


successful integration of its acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In January 1999, prior to a trial on the merits, the United States District Court for the Western District of Kentucky entered a judgment dismissing the action in its entirety as to all defendants in the case. A divided three-judge panel of the United States Court of Appeals for the Sixth Circuit affirmed the dismissal in an opinion dated April 24, 2000. On May 31, 2001, the Sixth Circuit, in a 7-6 en banc decision, reversed the dismissal of the complaint and remanded the action to the District Court for further proceedings. Kindred, on behalf of the Company, filed a Petition for Certiorari on September 27, 2001 seeking review of the Sixth Circuit's decision in the United States Supreme Court. Kindred, on behalf of the Company, is defending this action vigorously.

  A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs' civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs' state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the bankruptcy proceedings of Vencor, Inc. (now known as Kindred Healthcare, Inc.) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys' fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. A motion to dismiss was filed in this action on behalf of all defendants on July 24, 2001. Plaintiffs filed their memorandum in opposition to the defendant's motion to dismiss on October 10, 2001.Kindred, on behalf of the Company, is defending this action vigorously.

  Kindred and the Company were informed by the Department of Justice that they were the subject of ongoing investigations into various aspects of claims for reimbursement from government payers, billing practices and various quality of care issues in the hospitals and nursing facilities formerly operated by the Company and presently operated by Kindred. These investigations covered the Company's former health care operations prior to the date of the 1998 Spin Off.

  In the United States Settlement, documented in the Final Plan, the United States, the Company and Kindred resolved all claims arising out of the investigations by the Department of Justice and the Office of Inspector General including certain pending qui tam, or whistleblower, actions. Under the United States Settlement, the United States was required to move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against the Company, Kindred and any current or former officers, directors and employees of either entity.

  Except for the qui tam action described in this paragraph, all other pending qui tam actions against the Company have been resolved by the United States Settlement. The only remaining case is entitled United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998. In this action, the defendants, including Transitional Hospitals Corporation and the Company, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federal and state funded programs during a period commencing in 1993. The conduct

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. The defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs for improper or unnecessary services and services not performed, made inadequate collection efforts associated with billing and collecting bad debts, submitted inflated and nonexistent laboratory charges, submitted false and inadequate documentation of claims, split charges, shifted revenues and expenses, transferred patients to hospitals that were reimbursed by Medicare at a higher level, failed to return duplicate reimbursement payments, and improperly allocated hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. On July 27, 2001, the court ordered that the Department of Justice be allowed to intervene in the action to effectuate the United States Settlement contained in the Final Plan. The Department of Justice informed the Company that on September 6, 2001, the Department of Justice filed a motion to dismiss this case with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States) as against the Company, Kindred and any current or former officers, directors and employees of either entity. There can be no assurance that the court will dismiss this case upon the motion by the Department of Justice.

  Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. Neither the Company nor Kindred is able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the Center for Medicare and Medicaid Services (formerly known as United States Health Care Financing Administration) ("CMS") or other regulatory agencies will not initiate additional investigations related to Kindred's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred's liquidity, financial position or results of operations, which in turn could have a Material Adverse Effect on the Company.

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

Other Litigation
----------------

  The Company and Atria, Inc. ("Atria") have been engaged in ongoing discussions regarding the parties respective rights and obligations relative to the issuance of mortgage resident bonds (the "Bonds") to the new residents of New Pond Village, a senior housing facility in Walpole, Massachusetts, owned by the Company and leased to and operated by Atria. On August 6, 2001, Atria filed a lawsuit styled Atria, Inc. v. Ventas Realty, Limited Partnership in the Superior Court Department of the Trial Court in Norfolk County, Massachusetts (Civil Action Number 01 01233). The complaint alleges that the Company has a duty to sign and issue Bonds to new residents of New Pond Village and that, as a result of an alleged failure of the Company to issue Bonds, the Company has, among other things, breached contractual obligations under the Bond Indenture. The complaint seeks a declaration that Atria's indemnity obligation in favor of the Company relating to the Bonds is void and unenforceable and

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

injunctive and declaratory relief requiring the Company to sign and issue Bonds to new residents of New Pond Village. The complaint also seeks damages, interest, attorneys' fees and other costs. The Company believes that the allegations in the complaint are without merit. The Company further believes that the disputes in this action are subject to mandatory mediation and arbitration under the agreements entered into in connection with the Company's spin off of its assisted living operations to Atria in August 1996. The Company filed a motion to dismiss this action on August 27, 2001. A hearing on the Company's motion to dismiss was held on October 25, 2001. As of November 9, 2001, the court had not rendered a ruling on the Company's motion to dismiss. The Company intends to defend its positions vigorously and to assert any appropriate counterclaims against Atria and its controlling parties.

                                 VENTAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 -- Earnings Per Share

  The following table shows the amounts used in computing basic and diluted earnings per share ($'s in thousands, except per share amounts):

                                                                Three Months Ended                      Nine Months Ended
                                                          -------------------------------        --------------------------------
                                                              Sept. 30,         Sept.  30,           Sept. 30,         Sept. 30,
                                                              ---------         ---------            ---------         ---------
                                                                 2001              2000                 2001              2000
                                                                 ----              ----                 ----              ----

  Numerator for Basic and Diluted Earnings Per Share:
     Income before Extraordinary Item ......................    $ 9,157           $ 8,581              $27,841           $23,033
     Extraordinary Item.....................................         --                --                   --            (4,207)
                                                                -------           -------              -------           -------
     Net Income.............................................    $ 9,157           $ 8,581              $27,841           $18,826
                                                                =======           =======              =======           =======


  Denominator:
     Denominator for Basic Earnings Per Share
         --Weighted Average Shares...........................    68,491            68,037               68,375            67,986
     Effect of Dilutive Securities:
         Stock Options.......................................       924                99                  749                51
         Time Vesting Restricted Stock Awards................       169                88                  131                40
                                                                -------           -------              -------           -------
         Dilutive Potential Common Stock.....................     1,093               187                  880                91
                                                                -------           -------              -------           -------
     Denominator for Diluted Earnings Per Share
        --Adjusted Weighted Average .........................    69,584            68,224               69,255            68,077
                                                                =======           =======              =======          ========
  Basic Earnings Per Share:
     Income before Extraordinary Item........................   $  0.13           $  0.13              $  0.41           $  0.34
     Extraordinary Item......................................        --                --                   --             (0.06)
                                                                -------           -------              -------           -------
     Net Income..............................................   $  0.13           $  0.13              $  0.41           $  0.28
                                                                =======           =======              =======           =======
  Diluted Earnings Per Share:
     Income before Extraordinary Item........................   $  0.13           $  0.13              $  0.40           $  0.34
     Extraordinary Item......................................        --                --                   --             (0.06)
                                                                -------           -------              -------           -------
     Net Income..............................................   $  0.13           $  0.13              $  0.40           $  0.28
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

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. and certain of its affiliates (collectively, "Kindred") to continue to meet and/or honor its obligations under its contractual arrangements with the Company and the Company's wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty"), including without limitation the various agreements (the "Spin Agreements") entered into by the Company and Kindred at the time of the corporate reorganization on May 1, 1998 (the "1998 Spin Off") pursuant to which the Company was separated into two publicly held corporations, (b) the ability and willingness of Kindred to continue to meet and/or honor its obligation to indemnify and defend the Company for all litigation and other claims relating to the health care operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future health care reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company's interest rate swap agreements and the ability of the Company to satisfy its obligation to post cash collateral if required to do so under such interest rate swap agreement, (m) the ability and willingness of Atria, Inc. to continue to meet and honor its contractual arrangements with the Company and Ventas Realty entered into connection with the Company's spin off of its assisted living operations and related assets and liabilities to Atria in August 1996, (n) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, including, without limitation, the Company's failure to qualify as a REIT due to its ownership of Kindred common stock, (o) the outcome of the audit being conducted by the Internal Revenue Service for the Company's tax years ended December 31, 1997 and 1998, (p) final determination of the Company's net taxable income for the tax year ended December 31, 2001, (q) the ability and willingness of the Company's tenants to renew their leases with the Company upon expiration of the leases and the Company's ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants and (r) the limitations on the ability of the Company to sell, transfer or otherwise dispose of its common stock in Kindred arising out of the securities laws and the registration rights agreement, the Company entered into with Kindred and certain of the holders of the Kindred Common Stock. Many of such factors are beyond the control of the Company and its management.

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

Background Information

  The Company is a Delaware corporation that elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 1999. Although the Company believes that it has satisfied the requirements to continue to qualify as a REIT for the year ended December 31, 2000 and although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT in any such tax year. The Company owns or leases 44 hospitals, 216 nursing facilities and eight personal care facilities in 36 states, as of September 30, 2001. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty. The Company operates in one segment which consists of owning and leasing health care facilities and leasing or subleasing such facilities to third parties.

Recent Developments Regarding Kindred

  Amendments to Registration Rights Agreement

  Under the terms of Kindred's Fourth Amended Plan of Reorganization, as modified on the record at the confirmation hearing held on March 1, 2001(as modified, the "Final Plan"), 1,498,500 shares of the common stock of Kindred (the "Kindred Common Stock") were distributed to Ventas Realty on April 20, 2001, the effective date of the Final Plan (the "Kindred Effective Date"). On the Kindred Effective Date, Kindred executed and delivered to Ventas Realty, certain other initial holders of Kindred Common Stock and other signatories, a registration rights agreement (the "Registration Rights Agreement"), which, among other things, requires Kindred to (a) file a shelf registration statement with respect to the securities subject thereto, including the Kindred Common Stock, as soon as practicable after the Kindred Effective Date, but in no event later than 120 days following the Kindred Effective Date, provided that, subject to certain limitations, such period may be extended if the audited financial statements of Kindred which are to be included in such registration statement are not available for reasons beyond Kindred's reasonable control and (b) use its reasonable best efforts to cause such registration statement to be declared effective as soon as practicable and to keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions and suspension periods). See "Note 3-- Concentration of Credit Risk and Recent Developments-Recent Developments Regarding Kindred-Registration Rights Agreement" to the Condensed Consolidated Financial Statements.

  Pursuant to Amendment No. 1 to the Registration Rights Agreement dated as of August 13, 2001, Ventas Realty and the other signatories to the Registration Rights Agreement agreed to extend the deadline for Kindred to file a shelf registration statement from 120 days to 150 days after the Kindred Effective Date. Kindred filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") on September 19, 2001. The shelf registration statement on Form S-3 was declared effective by the Commission on November 7, 2001. Under the shelf registration statement, subject to certain restrictions, the Company and Ventas Realty, may, but are not obligated to, sell, distribute or otherwise transfer, some or all of the shares of Kindred Common Stock owned by Ventas Realty at any time.

  Kindred filed a registration statement on Form S-3 with the Commission on August 31, 2001 (the "Underwritten Offering Registration Statement") with respect to an underwritten offering of shares of the Kindred Common Stock (the "Underwritten Offering"). Ventas Realty exercised its "piggy back" registration rights with respect to the Underwritten Offering Registration

Statement to sell 83,300 shares of Kindred Common Stock. The Underwritten Offering Registration Statement was declared effective by the Commission on November 7, 2001. Under the terms of the Registration Rights Agreement, the Company would have been prohibited from selling, disposing or otherwise transferring any Kindred Common Stock pursuant to the shelf registration statement through and including February 5, 2002, except as provided in Amendment No. 2 to the Registration Rights Agreement dated as of October 22, 2001. Pursuant to Amendment No. 2 to the Registration Rights Agreement, as an exception to such restriction, the Company may (but is not obligated to) distribute up to 350,000 shares of the Kindred Common Stock to its stockholders on or after December 24, 2001 and its stockholders may resell such shares.

Sale of 83,300 Shares of Kindred Common Stock

  Ventas Realty exercised its "piggyback" registration rights under the Registration Rights Agreement to sell 83,300 shares of Kindred Common Stock in the Underwritten Offering under the Underwritten Offering Registration Statement. If the Underwritten Offering is consummated, the Company intends to apply the net proceeds from the sale of the 83,300 shares of Kindred Common Stock as a prepayment on the Company's indebtedness under the Amended Credit Agreement. However, there can be no assurance that the Underwritten Offering will occur, or, if it does occur, the amount of proceeds that Ventas Realty will receive from such sale.

Results of Operations

  The Company elected to qualify as a REIT for federal income tax purposes for the tax years ended December 31, 1999 and 2000. Although the Company intends to continue to qualify as a REIT for the tax year ending December 31, 2001 and subsequent tax years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail or elect not to continue to qualify as a REIT. The Company's failure to continue to qualify as a REIT could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness and other obligations and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect").

Three months ended September 30, 2001 and 2000

  Rental income for the three months ended September 30, 2001 was $46.4 million, of which $45.9 million (98.9%) resulted from leases with Kindred. The rental income from Kindred includes $0.6 million related to the amortization of deferred revenue recorded as a result of the receipt on April 20, 2001 of the Kindred Common Stock and the $4.5 million of additional future rent under the four Amended and Restated Master Lease Agreements all dated April 20, 2001 by and among Kindred and Kindred Operating, Inc., as tenant, and Ventas Realty, as landlord (individually an "Amended Master Lease" and collectively the "Amended Master Leases"). The rental income for the three months ended September 30, 2001 is approximately equal to net rental income (rental income less uncollectible rent from tenants) for the three months ended September 30, 2000 of $46.1 million, of which $45.3 million (98.3%) resulted from leases with Kindred. In the third quarter of 2000, the outcome of Kindred's bankruptcy was uncertain, and the difference between the rent provided for under the terms of the four multi-facility master lease agreements entered into by the Company and Kindred at the time of the 1998 Spin Off and the single facility master lease agreement dated August 7, 1998 between Ventas Realty and Kindred Nursing Centers Limited Partnership (collectively, the "Original Master Leases") and rent actually received from Kindred was written off to uncollectible rent expense. The Company included in its revenue computation for the third quarter of 2001 an amount equal to the amount of rent paid by Kindred under the Amended Master Leases.

    Interest income totaled approximately $0.9 million for the three months ended September 30, 2001 as compared to approximately $2.3 million for the three months ended September 30, 2000. The decrease in interest income was primarily the result of lower cash balances and reduced interest rates.

    Expenses totaled $38.0 million for the quarter ended September 30, 2001 and included $10.5 million of depreciation expense on real estate assets and $22.1 million of interest on the Amended Credit Agreement and $1.6 million of interest on the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the "United States Settlement"). See "Note 3--Concentration of Credit Risk and Recent Developments" to the Condensed Consolidated Financial Statements. For the quarter ended September 30, 2000, expenses totaled $52.3 million and included $10.5 million of depreciation expense on real estate assets and $23.7 million of interest on the Amended Credit Agreement. The $14.3 million decrease in expenses was due primarily to (a) a charge to earnings of $12.5 million for the quarter ended September 30, 2000 for uncollectible rent from tenants, which primarily includes the difference between the minimum monthly base rent due under the terms of the Original Master Leases and the base rent that was paid under the terms of the stipulation and order entered by the Bankruptcy Court on or about September 13, 1999 (the "Rent Stipulation") and (b) decreased professional fees.

  Interest expense on the Amended Credit Agreement decreased $1.6 million to $22.1 million for the three months ended September 30, 2001 from $23.7 million for the three months ended September 30, 2000. The decrease is primarily a result of reduced principal balances. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  Professional fees totaled approximately $0.7 million for the three months ended September 30, 2001, as compared to $2.7 million for the three months ended September 30, 2000. The decrease relates primarily to the reduction in professional fees incurred as a result of Kindred's emergence from bankruptcy. As anticipated, legal and financial advisory fees have declined after the Kindred Effective Date but may continue to be material.

  As a result of the uncertainties relating to the Company's ability to retain its net operating losses ("NOL's"), the Company recorded a charge for taxes on the 10% of its estimated 2001 taxable income which the Company does not expect to distribute as a dividend. See "Note 3-- Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Income Taxes" to the Condensed Consolidated Financial Statements. The Company's estimation of its 2001 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Amended Master Leases and the Spin Agreements; no capital transactions occur; the Company's tax positions do not change; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; interest rates remain constant; the Company pays 90% of its taxable net income as a dividend for 2001 and pays federal income tax on the remaining 10% of its taxable net income; and the number of the Company's issued and outstanding shares remain unchanged.

   Net income for the three months ended September 30, 2001 was $9.2 million, or $0.13 per diluted share. Net income for the three months ended September 30, 2000, was $8.6 million or $0.13 per diluted share.

Nine months ended September 30, 2001 and 2000

  Rental income for the nine months ended September 30, 2001 was $138.8 million, of which $137.0 million (98.7%) resulted from leases with Kindred. The rental income from Kindred includes $1.0 million related to the amortization of deferred revenue recorded as a result of the receipt of the Kindred Common Stock and the $4.5 million of additional future rent under the Amended Master Leases. The rental income for the nine months ended September 30, 2001 is approximately equal to net rental income for the nine months ended September 30, 2000 of $138.5 million, of which $136.0 million (98.2%) resulted from leases with Kindred. In 2000, the outcome of the Kindred bankruptcy was uncertain, and the difference between the rent provided for in the Original Master Leases and rent actually received from Kindred was written off to uncollectible rent expense. Under the Final Plan, the Company waived its right to the payment of the difference between rent required to be paid under the terms of the Original Master Leases and the rent received by the Company after the date that Kindred filed for protection under chapter 11 of the Bankruptcy Code (the "Petition Date" ) and prior to the beginning of the month immediately following the Kindred Effective Date. As a result of this waiver, for the period in 2001 preceding the Kindred Effective Date, or January 2001 through April 2001, the
Company recorded revenue equal to the amount actually paid by Kindred.   The
Company included in its revenue computation for the period May 2001 through September 2001 an amount equal to the amount of rent paid by Kindred under the Amended Master Leases.

  Interest income totaled approximately $3.5 million for the nine months ended September 30, 2001 as compared to approximately $5.7 million for the nine months ended September 30, 2000. The decrease in interest income was primarily the result of lower cash balances and reduced interest rates.

  Expenses totaled $112.4 million for the nine months ended September 30, 2001 and included $31.4 million of depreciation expense on real estate assets and $65.2 million of interest on the Amended Credit Agreement and $3.1 million of interest on the United States Settlement. For the nine months ended September 30, 2000, expenses totaled $156.9 million and included $31.7 million of depreciation expense on real estate assets and $71.3 million of interest on the Amended Credit Agreement and other debt. The $44.5 million decrease in expenses was due primarily to (a) a charge to earnings of $35.8 million for the nine months ended September 30, 2000 for uncollectible rent from tenants, which primarily includes the difference between the minimum monthly base rent due under the terms of the Original Master Leases and the base rent that was paid under the terms of the Rent Stipulation and (b) decreased professional fees and (c) decreased interest expense under the Amended Credit Agreement.

     Professional fees totaled approximately $3.6 million for the nine months ended September 30, 2001, as compared to $9.3 million for the nine months ended September 30, 2000. The decrease relates primarily to the reduction in professional fees incurred as a result of Kindred's emergence from bankruptcy. Fees incurred in 2000 were significant in connection with Kindred's bankruptcy filing. See "Note 3-- Concentration of Credit Risk and Recent Developments-- Recent Developments Regarding Kindred" to the Condensed Consolidated Financial Statements. As anticipated, legal and financial advisory fees have declined after the Kindred Effective Date but may continue to be material.

     Interest expense on the Amended Credit Agreement decreased $6.1 million to $65.2 million for the nine months ended September 30, 2001 from $71.3 million for the nine months ended September 30, 2000. The decrease is primarily a result of reduced principal, reduced amortization of deferred financing fees and the favorable impact in the first quarter of 2001 of timing differences in the rate setting under the Company's interest rate swap agreement and the Amended Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

  The Internal Revenue Service is currently reviewing the federal income tax returns of the Company for tax years ending December 31, 1997 and 1998. There can be no assurances as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company. However, the resulting tax liabilities, if any, for the tax years ended December 31, 1997 and 1998 will be satisfied first from the use of NOL carryforwards (including the NOL carryforwards that were utilized to offset the Company's federal income tax liability for 1999 and 2000).

  As a result of the uncertainties relating to the Company's ability to retain its NOL's, the Company recorded a charge for taxes on the 10% of its estimated 2001 taxable income which the Company does not expect to distribute as a dividend. The Company's estimation of its 2001 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Amended Master Leases and the Spin Agreements; no capital transactions occur; the Company's tax positions do not change; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; interest rates remain constant; the Company pays 90% of its taxable net income as a dividend for 2001 and pays federal income tax on the remaining 10% of its taxable net income; and the Company's issued and outstanding shares remain unchanged. The $2.4 million tax provision reported for the nine months ended September 30, 2001 included $0.7 million related to the receipt of the Kindred Common Stock, of which 100% was taxable income to the Company in the second quarter of 2001.

  During the first quarter of 2000, the Company incurred an extraordinary loss of $4.2 million relating to the write-off of the unamortized deferred financing costs associated with the Bank Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

   Net income for the nine months ended September 30, 2001 was $27.8 million, or $0.40 per diluted share. After an extraordinary loss of $4.2 million, or $0.06 per diluted share, as discussed above, net income for the nine months ended September 30, 2000, was $18.8 million or $0.28 per diluted share.

Funds from Operations

  Funds from operations ("FFO") for the three months and nine months ended September 30, 2001 totaled $19.3 million and $59.0 million, respectively. FFO for the comparable period in 2000 totaled $19.1 million and $54.7 million, respectively. In calculating net income and FFO for the three months and nine months ended September 30, 2001 and 2000, the Company included in its expenses (and thus reduced net income and FFO) the aforementioned legal and financial advisory expenses, interest expense related to the United States Settlement, and the provision for income taxes. FFO for the three months and nine months ended September 30, 2001 and 2000 is summarized in the following table:

                                                                 Three Months Ended              Nine Months Ended
                                                              -------------------------      -------------------------
                                                                Sept. 30,     Sept. 30,        Sept. 30,     Sept. 30,
                                                                   2001          2000             2001          2000
                                                                  -------       -------          -------       -------
  Net income............................................          $ 9,157       $ 8,581          $27,841       $18,826
  Extraordinary loss on extinguishment of debt..........               --            --               --         4,207
                                                                  -------       -------          -------       -------
     Income before extraordinary loss....................           9,157         8,581           27,841        23,033
  Depreciation on real estate investments................          10,476        10,522           31,427        31,682
        Realized gain on sale of assets..................            (290)           --             (290)           --
                                                                  -------       -------          -------       -------
     Funds from operations...............................         $19,343       $19,103          $58,978       $54,715
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

Liquidity and Capital Resources

  Cash provided by operations totaled $61.3 million for the nine months ended September 30, 2001 and included a $4.5 million cash payment received from Kindred as additional future rent under the Amended Master Leases on the Kindred Effective Date. For financial reporting purposes, the Company is amortizing the $4.5 million of additional future rent as future rent over the weighted average remaining term of the Amended Master Leases. For the nine months ended September 30, 2000 cash provided by operations totaled $62.2 million. Net cash used in financing activities for the nine months ended September 30, 2001 totaled $125.2 million and included a $36.4 million payment of principal on the Amended Credit Agreement, a $39.2 million payment on the United States Settlement, and $50.1 million of cash dividend payments, including a $0.29 per common share dividend to stockholders of record on December 30, 2000 and a $0.22 per common share dividend to stockholders of record on May 2, 2001 and on July 13, 2001. Net cash used in financing activities for the nine months ended September 30, 2000 totaled $105.9 million after payment of $50.9 million on principal on the Amended Credit Agreement and deferred financing payments of $12.6 million.

  On September 24, 2001, the Company received $0.7 million for the sale of excess underdeveloped land. The Company applied $0.4 million of the net cash proceeds from the sale to paydown Tranche A debt, as required by the Amended Credit Agreement.

Sale of 83,300 Shares of Kindred Common Stock
---------------------------------------------

  Ventas Realty exercised its "piggyback" registration rights under the Registration Rights Agreement to sell 83,300 shares of Kindred Common Stock in the Underwritten Offering under the Underwritten Offering Registration Statement. If the Underwritten Offering is consummated, the Company intends to apply the net proceeds from the sale of the 83,300 shares of Kindred Common Stock as a prepayment on the Company's indebtedness under the Amended Credit Agreement. However, there can be no assurance that the Underwritten Offering will occur, or, if it does occur, the amount of proceeds that Ventas Realty will receive from such sale.

     The Company had cash and cash equivalents of $23.8 million (excluding restricted cash of $18.7 million) and outstanding debt of $850.0 million on September 30, 2001.

     In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% for tax years ending on or after December 31, 2001 of its "REIT taxable income" (excluding net capital gain). The Company elected to qualify as a REIT for the tax year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT in subsequent years. The Company intends to pay a dividend for 2001 equal to at least 90% of the Company's taxable income for 2001. The 2001 dividend may be satisfied by a combination of cash or other property or securities, including the Kindred Common Stock. On April 20, 2001, July 3, 2001 and September 11, 2001, the Company declared dividends of $0.22 per share each. These amounts represent a portion of 90% of the Company's estimated annual net taxable income for 2001.

     In estimating its 2001 taxable net income and the related dividends, one hundred percent of the value of the Kindred Common Stock as of the Kindred Effective Date determined in accordance with Internal Revenue Services Rules will be included in the Company's 2001 taxable income. For financial reporting purposes, this value of the Company's Kindred Common Stock is being amortized as future rent over the weighted average remaining term of the Amended Master Leases.

     Due to the lack of marketability at June 30, 2001, the Kindred Common Stock was accounted for under the cost method in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. Due to trading volume growth and pricing consistency in the over the counter market, the Kindred Common Stock was considered marketable for accounting purposes at September 30, 2001 and classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Kindred Common Stock is measured at fair value as of September 30, 2001. The unrealized gains and losses are reported a component of Accumulated Other Comprehensive Income. As of September 30, 2001, the fair value of the Kindred Common Stock was $88.4 million. A $70.2 million unrealized gain on the Kindred Common Stock was reported in Accumulated Other Comprehensive Income at September 30, 2001. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Dividends" to the Condensed Consolidated Financial Statements.

     The Company's estimation of its 2001 taxable income is based on a number of assumptions, including, but not limited to, those set forth under "--Results of Operations--Three Months ended September 30, 2001 and 2000."

     It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. However, this will be partially offset by the value of the Kindred Common Stock received by the Company on the Kindred Effective Date which will be included in taxable income in the 2001 tax year. The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

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

     Under the terms of the interest rate swap agreement dated June 16, 1998, as amended (the "1998 Swap"), the Company is required to post collateral with the counterparty in the form of cash, letter of credit or other permitted credit support, if the fair value loss to the Company of the 1998 Swap exceeds certain levels (the "Threshold Levels"). The Threshold Levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Bank Credit Agreement. Generally, once the fair value loss exceeds the applicable Threshold Level, collateral is either posted by the Company or returned to the Company if the value of the 1998 Swap fluctuates by $2.0 million or more following a determination of value by the counterparty. As of September 30, 2001, the Company believes that the Threshold Level under the 1998 Swap was a fair value unrealized loss of $35.0 million. The 1998 Swap was in an unrealized loss position to the Company of $39.2 million on September 30, 2001. As of September 30, 2001 the Company had posted cash collateral of $2.8 million with the counterparty under the 1998 Swap.

     As a result of falling interest rates, the 1998 Swap has declined further in value since September 30, 2001. As of October 31, 2001, the Company had posted a total of $9.9 million of collateral in the form of a letter of credit. If the 1998 Swap continues to decline in value, the Company will have to post additional collateral in the form of cash, one or more letters of credit or other permitted credit support. The Company is permitted to issue up to $15 million in principal amount of letters of credit under the $25 million revolving credit facility under the Amended Credit Agreement. If the Company should be required to post collateral under the 1998 Swap in excess of $15 million, the Company expects to post such additional collateral in the form of cash from cash reserves, cash flows from operations, and/or draws on the Company's revolving credit facility under the Amended Credit Agreement up to a principal amount of $25 million, net of outstanding letters of credit. However, there can be no assurance that the Company will have sufficient cash to post such additional collateral, if required. See "Note 4--Bank Credit Facility--Derivatives and Hedging" to the Condensed Consolidated Financial Statements.

     The Amended Credit Agreement, as revised by an Amendment and Waiver, provides for the following amortization schedule: (a) with respect to the Tranche A Loan, (i) $50.0 million was paid at closing on January 31, 2000, (ii) $35.0 million was paid on December 20, 2000, (iii) $15.0 million was paid on March 30, 2001, and (iv) thereafter, all Excess Cash Flow pursuant to a monthly sweep as more fully described below (the ''Monthly Sweep'') is applied to the Tranche A Loan until $200.0 million in total has been paid down on the Amended Credit Agreement, with the remaining principal balance of the Tranche A Loan due December 31, 2002 (as of September 30, 2001, $123.6 million of principal has been paid down under the Amended Credit Agreement), (b) with respect to the Tranche B Loan, (i) $20.0 million was paid on March 30, 2001, (ii) a one-time paydown of Excess Cash of $0.4 million was made on May 21, 2001, as more fully described below (the ''B Sweep''), (iii) $30.0 million is scheduled to be paid on December 30, 2003 and $50.0 million is scheduled to be paid on December 30, 2004 and (iv) the remaining principal balance is due December 31, 2005; and (c) with respect to the Tranche C Loan, there are no scheduled paydowns of principal until the final maturity of December 31, 2007. The facilities under the Amended Credit Agreement are pre-payable without premium or penalty.

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

     The first Monthly Sweep was scheduled to be made on July 31, 2001 and covered the period from May 21, 2001 through June 30, 2001. Monthly Sweeps were scheduled for August 31, 2001, September 28, 2001 and October 31, 2001. The Company has not yet been required to pay any amounts under the Monthly Sweep. Future Monthly Sweeps will be made on the last business day of each month for the preceding month. The Monthly Sweep will be in an amount equal to the Company's total cash receipts for the applicable period, minus the sum of (i) cash disbursements by the Company during the applicable period, (ii) up to $1.0 million for a working capital reserve,
(iii) a reserve in an amount equal to the unpaid minimum REIT dividend for all prior periods and for the current calendar quarter, (iv) the obligations due under the United States Settlement during the next three months, (v) taxes and
(vi) other specified amounts. The obligation of the Company to make Monthly Sweeps terminates once $200 million in principal amount has been paid down or refinanced under the Amended Credit Agreement. As of September 30, 2001, $124.0 million of principal has been paid down under the Amended Credit Agreement.

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

     The Company has engaged an investment banking firm to act as placement agent with respect to a proposed offering of floating-rate, investment grade bonds to be issued by a wholly-owned subsidiary of the Company (the "Proposed Financing Transaction"). The bonds would be secured by a first-mortgage lien on 40 skilled nursing facilities currently owned by Ventas Realty that would be transferred to the subsidiary if the Proposed Financing Transaction is consummated. If consummated, the Proposed Financing Transaction could yield gross loan proceeds of between $200 million and $225 million, which would be disbursed by such subsidiary to the Company and then applied as a prepayment on the Company's indebtedness under the Amended Credit Agreement. Terms of the Proposed Financing Transaction are currently being negotiated and are still subject to change. There can be no assurance as to the final terms of the Proposed Financing Transaction, including without limitation, the amount of proceeds, interest rates, amortization schedule or the collateral. The Company anticipates that if the Proposed Financing Transaction is finalized, it would close in the fourth quarter of 2001. There can be no assurance that the Proposed Financing Transaction will be finalized, or, if it is finalized that it will close by the fourth quarter of 2001. In addition, uncertainty in the capital markets due to world events and other factors may delay or preclude any financing transaction from being consummated, including the Proposed Financing Transaction.

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

     The Company earns revenue by leasing its assets under leases that primarily are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its health care operations in connection with the 1998 Spin Off, it also entered into the 1998 Swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 2001, pursuant to the 1998 Swap the Company had an $850 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the 1998 Swap is scheduled to decline as follows:

                      Notional Amount                    Date
                      ---------------             -----------------
                        800,000,000               December 31, 2001
                        775,000,000               December 31, 2002
                             --                     June 30, 2003

     The terms of the 1998 Swap require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels (the "threshold levels"). The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in its prior Bank Credit Agreement. As of September 30, 2001, the Company believes that the threshold level under the 1998 Swap was a fair value unrealized loss of $35.0 million and the 1998 Swap was in an unrealized loss position to the Company of $39.2 million. As of September 30, 2001, the Company had posted cash collateral of $2.8 million. Generally, once the fair value loss exceeds the applicable Threshold Level, collateral is either posted by the Company or returned to the Company if the value of the 1998 Swap fluctuates by $2.0 million or more following a
determination of value by the counterparty.   Under the1998 Swap, if collateral
must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the 1998 Swap at the time of such determination and the threshold amount. As a result of falling interest rates, the 1998 Swap has declined further in value since September 30, 2001. As of October 31, 2001, the Company had posted a total of $9.9 million of collateral in the form of a letter of credit. If the 1998 Swap continues to decline in value, the Company will have to post additional collateral in the form of cash, letter of credit or other permitted credit support. The Company is permitted to issue up to $15 million in principal amount of letters of credit under the $25 million revolving credit facility under the Amended Credit Agreement. If the Company should be required to post collateral under the 1998 Swap in excess of $15 million, the Company expects to post such additional collateral exposure in the form of cash from cash reserves, cash flows from operations, and/or draws on the Company's revolving credit facility under the Amended Credit Agreement up to the principal amount of $25 million, net of outstanding letters of credit. However, there can be no assurance that the Company will have sufficient cash to post such additional collateral, if required. On January 31, 2000, the Company entered into a letter agreement with the counterparty to the 1998 Swap for the purpose of amending the 1998 Swap. The letter agreement provides that, for purposes of certain calculations set forth in the 1998 Swap, the parties agree to continue to use certain defined terms set forth in the prior Bank Credit Agreement. See "Note 4--Bank Credit Facility" to the Condensed Consolidated Financial Statements.

     On September 28, 2001, the Company entered into a second interest rate swap agreement (the "2003-2008 Swap") to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008, under which the Company pays a fixed rate at 5.385% and receives LIBOR from the counterparty of the agreement. The 2003-2008 Swap is treated as a cash flow hedge. There are no collateral requirements included in the 2003-2008 Swap. The notional amount of the 2003-2008 Swap is $450 million and is scheduled to decline as follows (in thousands):

                    Notional Amount                 Date
                    ---------------                 ----
                     $300,000,000              June 30, 2006
                      150,000,000              June 30, 2007


     When interest rates rise the interest rate swaps increase in fair value to the Company and when interest rates fall the interest rate swaps decline in fair value to the Company. As of September 30, 2001, interest rates had fallen and the interest rate swaps were in an unrealized loss position to the Company of approximately $40.9 million. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2001:


                                                                                                                   2003-3008
                                                                                           1998 Swap                Swap
                                                                                         ------------           ----------------
               Notional Amount........................................................     $ 850,000,000            $ 450,000,000
               Fair Value to the Company................................................    ($39,258,291)             ($1,684,577)
               Fair Value to the Company Reflecting
                 Change in Interest Rates
                    -100 BPS..........................................................      ($52,976,223)            ($17,407,550)
                    +100 BPS..........................................................      ($25,841,327)           $  12,874,209

                          PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

    10.1 Amendment No. 1 to Registration Rights Agreement dated as of August 13, 2001 by and among Kindred Healthcare, Inc., Ventas Realty, Limited Partnership and others.

    10.2 Amendment No. 2 to Registration Rights Agreement dated as of October 22, 2001 by and among Kindred Healthcare, Inc., Ventas Realty, Limited Partnership and others.

    10.3 Waiver Agreement dated as of August 13, 2001 by and among Ventas Realty, Limited Partnership, Kindred Healthcare, Inc. and Kindred Operating, Inc.

    10.4 Lock-up Agreement dated October 22, 2001 by and among Kindred Healthcare, Inc., Credit Suisse First Boston Corporation, Goldman Sachs & Company, J.P. Morgan Securities, Inc. UBS Warburg LLC, Lehman Brothers, Inc. and Ventas Realty, Limited Partnership.

  (b) REPORTS ON FORM 8-K:

    On September 17, 2001, the Company filed a Current Report on Form 8-K announcing that Jay M. Gellert, Chief Executive Officer and Director of Health Net, Inc. and Gary W. Loveman, President, Chief Operating Officer and Director of Harrah's Entertainment, Inc., had been elected to the Company's Board of Directors. The Company also announced that its Board of Directors voted to pay a cash dividend of $0.22 per share payable on October 1, 2001 to stockholders of record on September 21, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001

                                   Ventas, Inc.


                                   By:   /s/ Debra A. Cafaro
                                      ----------------------------
                                         Debra A. Cafaro
                                         Chief Executive Officer and President


                                   By:   /s/ Mary L. Smith
                                      ----------------------------
                                         Mary L. Smith
                                         Principal Accounting Officer