Form 10-K
period 2001-12-31
VENTAS INC
filed 2002-03-26
CIK 740260

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

    |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

    |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10989

                                  VENTAS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              61-1055020
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

         4360 Brownsboro Road
               Suite 115
          Louisville, Kentucky                        40207-1642
(Address of principal executive offices)              (Zip Code)

                                 (502) 357-9000
              (Registrant's telephone number, including area code)
                            ------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
          Title of Each Class:                     on which Registered:

 Common Stock, par value $.25 per share            New York Stock Exchange
 Preferred Stock Purchase Rights                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

     As of March 15, 2002, there were 69,062,380 shares of the Registrant's common stock, $.25 par value ("Common Stock"), outstanding. The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on March 15, 2002, was approximately $844 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Certain portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     Certain portions of the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 14, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                              CAUTIONARY STATEMENTS

     This Form 10-K includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding Ventas, Inc. (the "Company" or "Ventas") and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust ("REIT"), plans and objectives of management for future operations and statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations. The Company does not undertake a duty to update such forward-looking statements.

     Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. ("Kindred") and certain of its affiliates to continue to meet and/or honor its obligations under its contractual arrangements with the Company and the Company's subsidiaries, including without limitation the lease agreements and various agreements (the "Spin Agreements") entered into by the Company and Kindred at the time of the Company's spin-off of Kindred on May 1, 1998 (the "1998 Spin Off"), as such agreements may have been amended and restated in connection with Kindred's emergence from bankruptcy on April 20, 2001 (the "Kindred Effective Date"), (b) the ability and willingness of Kindred to continue to meet and/or honor its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company,
(h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company's interest rate swap agreements and the ability of the Company to satisfy its obligation under one of these agreements to post cash collateral if required to do so, (m) the ability and willingness of Atria, Inc. ("Atria") to continue to meet and honor its contractual arrangements with the Company and Ventas Realty, Limited Partnership ("Ventas Realty") entered into in connection with the Company's spin off of its assisted living operations and related assets and liabilities to Atria in August 1996, (n) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, including without limitation, the risk that the Company may fail to qualify as a REIT due to its ownership of Kindred common stock, (o) the outcome of the audit being conducted by the Internal Revenue Service for the Company's tax years ended December 31, 1997 and 1998, (p) final determination of the Company's taxable net income for the year ended December 31, 2001, (q) the ability and willingness of the Company's tenants to renew their leases with the Company upon expiration of the leases and the Company's ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants and (r) the limitations on the ability of the Company to sell, transfer or otherwise dispose of its common stock in Kindred arising out of the securities laws and the registration rights agreement the Company entered into with Kindred and certain of the holders of the Kindred common stock. Many of such factors are beyond the control of the Company and its management.

Kindred Information

     Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Form 10-K is derived from filings made with the Commission or other publicly available information, or has been provided by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred's public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. The Company is providing this data for informational purposes only, and the reader of this Form 10-K is encouraged to obtain Kindred's publicly available filings from the Commission.

                                TABLE OF CONTENTS


                                                        PART I

Item 1.       Business ....................................................................................   4
Item 2.       Properties ..................................................................................  36
Item 3.       Legal Proceedings ...........................................................................  41
Item 4.       Submission of Matters to a Vote of Security Holders .........................................  41


                                                        PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters .......................  42
Item 6.       Selected Financial Data .....................................................................  42
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations .......  42
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk ..................................  42
Item 8.       Financial Statements and Supplementary Data .................................................  42
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ........  42


                                                        PART III

Item 10.      Directors and Executive Officers of the Registrant ..........................................  43
Item 11.      Executive Compensation ......................................................................  43
Item 12.      Security Ownership of Certain Beneficial Owners and Management ..............................  43
Item 13.      Certain Relationships and Related Transactions ..............................................  43


                                                        PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K .............................  43

                                     PART I

Item 1.   Business

General

     Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for federal income tax purposes for the year ending December 31, 2002 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities which consisted of 44 hospitals, 216 nursing facilities and eight personal care facilities in 36 states as of December 31, 2001. The Company and its subsidiaries lease these facilities to healthcare operating companies under "triple-net" or "absolute-net" leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, "Kindred") lease 210 of the Company's nursing facilities and all of the Company's hospitals as of December 31, 2001. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty") and an indirect, wholly owned limited liability company, Ventas Finance I, LLC ("Ventas Finance"). The Company operates in one segment which consists of owning and leasing healthcare facilities and leasing or subleasing such facilities to third parties. See "Note 2--Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's annual report to stockholders for the fiscal year ended December 31, 2001, which is incorporated herein by reference (the "Annual Report").

     The Company was incorporated in Kentucky in 1983 as Vencare, Inc. and commenced operations in 1985. The Company changed its name to Vencor Incorporated in 1989 and to Vencor, Inc. in 1993. From 1985 through April 30, 1998, the Company was engaged in the business of owning, operating and acquiring healthcare facilities and companies engaged in providing healthcare services.

     On May 1, 1998, the Company effected the 1998 Spin Off pursuant to which the Company was separated into two publicly held corporations. A new corporation, subsequently named Vencor, Inc. (which has since been renamed Kindred Healthcare, Inc.), was formed to operate the hospital, nursing facility and ancillary services businesses. Pursuant to the terms of the 1998 Spin Off, the Company distributed the common stock of Kindred to stockholders of record of the Company as of April 27, 1998. The Company, through its subsidiaries, continued to hold title to substantially all of the real property and to lease such real property to Kindred. At such time, the Company also changed its name to Ventas, Inc. and refinanced substantially all of its long-term debt. For financial reporting periods after and including the 1998 Spin Off, the historical financial statements of the Company for financial reporting periods prior to the 1998 Spin Off were assumed by Kindred, and the Company is deemed to have commenced operations on May 1, 1998. In addition, for certain reporting purposes under this Form 10-K and other filings, the Commission treats the Company as having commenced operations on May 1, 1998. On September 13, 1999 (the "Petition Date"), Kindred filed for protection under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Kindred emerged from proceedings under the Bankruptcy Code on April 20, 2001 (the "Kindred Effective Date") pursuant to the terms of Kindred's plan of reorganization (the "Kindred Reorganization Plan"). As a result of the Kindred bankruptcy proceedings, the Company suspended the implementation of its original business strategy in 1999 and continued such suspension through 2001.

     The Company's current business strategy is preserving and maximizing stockholders' capital by means that include (a) the reduction of the amount of the Company's indebtedness and a reduction of the average all-in cost of the Company's indebtedness and (b) the implementation of a measured and disciplined diversification and growth program to reduce the Company's dependence on Kindred. The ability of the Company to pursue certain of these objectives may be restricted by the terms of the Company's Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated January 31, 2000 (the "Credit Agreement").

Dependence on Kindred

     The Company leases all of its hospitals and 210 of its nursing facilities to Kindred under five master lease agreements (the "Master Leases"). For the years ended December 31, 2001, 2000 and 1999, Kindred accounted for approximately 98.8%, 98.6% (98.4%, net of write-offs) and 98.5% of the Company's rental revenues, respectively. In addition, the Company owns 1,080,314 shares of the outstanding common stock of Kindred. See "--Risk Factors--Any significant decrease in the value of the 1,080,314 shares of Kindred common stock that the Company owns, as well as the limitations on the Company's ability to sell, transfer or otherwise dispose of such shares of

Kindred common stock, could have a material adverse effect on the Company's ability to reduce its indebtedness and implement its business strategy."

Recent Developments Regarding Kindred

     In order to govern certain of the relationships between the Company and Kindred after the 1998 Spin Off and to provide mechanisms for an orderly transition, the Company and Kindred entered into the Spin Agreements at the time of the 1998 Spin Off. Except as noted below, each written agreement by and among Kindred and the Company and/or Ventas Realty was assumed by Kindred and certain of these agreements were simultaneously amended in accordance with the terms of the Kindred Reorganization Plan.

     The Company and Kindred also entered into certain agreements and stipulations and orders both prior to and during the pendency of Kindred's bankruptcy proceedings governing certain aspects of the business relationships between the Company and Kindred prior to the Kindred Effective Date. These agreements and stipulations and orders were terminated on the Kindred Effective Date in accordance with the terms of the Kindred Reorganization Plan.

     Set forth below is a description of the material terms of (a) the Kindred Reorganization Plan, (b) certain of the Spin Agreements as assumed by Kindred pursuant to the Kindred Reorganization Plan, including the terms of amendments or restatements of such Spin Agreements, where applicable, (c) those Spin Agreements and other agreements terminated under the Kindred Reorganization Plan, and (d) new agreements entered into between the Company and Kindred in accordance with the Kindred Reorganization Plan.

Summary of the Kindred Reorganization Plan

     Under the terms of the Kindred Reorganization Plan, the Company, among other things, (a) retained all rent paid by Kindred through the Kindred Effective Date, (b) amended and restated its leases with Kindred, (c) received 1,498,500 shares of the common stock of Kindred together with certain registration rights, (d) entered into new agreements relating to the allocation of certain tax refunds and liabilities, and (e) settled certain claims of the United States pertaining to the Company's former healthcare operations.

Master Leases

     Under the Kindred Reorganization Plan, Kindred assumed its five pre-existing leases with the Company and Ventas Realty (the "Prior Master Leases"). The Prior Master Leases were then amended and restated into four agreements styled as amended and restated master leases (collectively, the "Amended Master Leases").

     In connection with the consummation on December 12, 2001 of a $225 million LIBOR based floating rate commercial mortgage backed securitization transaction (the "CMBS Transaction"), Ventas Realty removed 40 skilled nursing facilities (the "CMBS Properties") from Amended Master Lease No. 1 and placed the CMBS Properties in a new fifth master lease with Kindred dated December 12, 2001 (the "CMBS Master Lease"). Simultaneously with the closing of the CMBS Transaction, Ventas Realty transferred the CMBS Properties and the CMBS Master Lease to Ventas Finance, the borrower under the CMBS Transaction. The Amended Master Leases and the CMBS Master Lease are collectively referred to as the "Master Leases."

     Each Master Lease is a "triple-net lease" or an "absolute-net lease" pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years commencing May 1, 1998, plus renewal options totaling fifteen years.

     Under each Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Master Lease). Base Rent equals the sum of Current Rent (as defined in each Master Lease) and Accrued Rent (as defined in each Master Lease). Kindred is obligated to pay the portion of Base Rent that is Current Rent, and unpaid Accrued Rents, as set forth below. From May 1, 2001 through April 30, 2004, Base Rent will equal Current Rent. Under the Master Leases, the initial annual aggregate Base Rent is $180.7 million from May 1, 2001 to April 30, 2002. For the period from May 1, 2002 through April 30, 2004, annual aggregate Base Rent, payable all in cash, escalates on May 1 of each year at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Master Leases) if certain Kindred revenue parameters are met. Assuming such Kindred revenue parameters are met, Annual Base Rent under the Master Leases would be $187.0 million from May 1, 2002 to April 30, 2003 and $193.6 million from May 1, 2003 to April 30, 2004. See "Note 3--Revenues from Leased Properties" and "Note 9--Transactions with Kindred" to the Consolidated Financial Statements included in the Annual Report, which is incorporated herein by reference.

     Each Master Lease provides that beginning May 1, 2004, if Kindred refinances its senior secured indebtedness entered into in connection with the Kindred Reorganization Plan or takes other similar action (a "Kindred Refinancing"), the 3.5% annual escalator will be paid in cash and the Base Rent shall continue to equal Current Rent. If a Kindred Refinancing has not occurred, then on May 1, 2004, the annual aggregate Base Rent will be comprised of (a) Current Rent payable in cash which will escalate annually by an amount equal to 2% of Prior Period Base Rent, and (b) an additional annual non-cash accrued escalator amount of 1.5% of the Prior Period Base

     Rent which will accrete from year to year including an interest accrual at LIBOR (as defined in the Master Leases) plus 450 basis points (compounded annually) to be added to the annual accreted amount (but such interest will not be added to the aggregate Base Rent in subsequent years). The Unpaid Accrued Rent will become payable, and all future Base Rent escalators will be payable in cash, upon the occurrence of a Kindred Refinancing. Under certain circumstances, the Company's right to receive payment of the Unpaid Accrued Rent is subordinate to the receipt of payment by the lenders of Kindred's senior secured indebtedness. Upon the occurrence of a Kindred Refinancing, the annual aggregate Base Rent payable in cash will thereafter escalate at the annual rate of 3.5% and there will be no further accrual feature for rents arising after the occurrence of such events.

     Under the terms of the Master Leases, the Company has a one time right to reset the rents under the Master Leases (the "Reset Right"), exercisable 5 years after the Kindred Effective Date on a Master Lease by Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Master Lease. The Reset Right under the CMBS Master Lease can only be exercised in conjunction with the exercise of the Reset Right under Master Lease No. 1. The Company cannot exercise the Reset Right under the CMBS Master Lease without the prior written consent of the CMBS Lender if, as a result of such reset, the aggregate rent for the CMBS Properties would decrease. See "--Risk Factors--Because Kindred is the primary source of the Company's rental revenues, Kindred's inability or unwillingness to satisfy its obligations under the Master Leases would have a Material Adverse Effect on the Company" and "--Due to the Company's dependence on Kindred's rental payments as the primary source of its rental revenues, the Company may be negatively affected by enforcing its rights under the Master Leases or by terminating a Master Lease."

Tax Allocation Agreement, Tax Stipulation and Tax Refund Escrow Agreement

     The Tax Allocation Agreement, entered into at the time of the 1998 Spin Off and described in more detail below, was assumed by Kindred under the Kindred Reorganization Plan and then amended and supplemented by the Tax Refund Escrow Agreement, also described below. The Tax Stipulation, entered into by Kindred and the Company during the pendency of the Kindred bankruptcy proceedings, was superseded by the Tax Refund Escrow Agreement.

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

     Under the Tax Allocation Agreement, the Company would be liable for, and would hold Kindred harmless against, any taxes imposed on the Company Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. The Company would be entitled to any refund or credit for taxes owed or paid by the Company as described in this paragraph. The Company's liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group's actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group. See "Note 8--Income Taxes" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein.

     Prior to and during the Kindred bankruptcy proceedings, the Company and Kindred were engaged in disputes regarding the entitlement to federal, state and local tax refunds for the tax periods prior to and including May 1, 1998 (the "Subject Periods") which had been received or which would be received by either company. Under the terms of the Tax Stipulation, the companies agreed that the proceeds of certain federal, state and local tax refunds for these Subject Periods, received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, were to be held by the recipient of such refunds in segregated interest bearing accounts.

     On the Kindred Effective Date, Kindred and the Company entered into the Tax Refund Escrow Agreement governing their relative entitlement to certain tax refunds for the Subject Periods that each received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement and supersedes the Tax Stipulation. Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after September 13, 1999 by either Kindred or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998, or including May 1, 1998 and received on or after September 13, 1999 ("Subject Taxes") must be deposited into an escrow account with a third-party escrow agent.

     The Tax Refund Escrow Agreement provides, inter alia, that each party must notify the other of any asserted Subject Tax liability of which it becomes aware, that either party may request that asserted liabilities for Subject Taxes be contested, that neither party may settle such a contest without the consent of the other, that each party has the right to participate in any such contest, and that the parties generally must cooperate with regard to Subject Taxes and Subject Refunds and will mutually and jointly control any audit or review process related thereto.

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

     Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities will be distributed equally to each of Kindred and the Company on an annual basis and are accrued as interest income on the Consolidated Statement of Operations. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and the Company.

Agreement of Indemnity--Third Party Leases

     In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the "Third Party Leases"). Under the Kindred Reorganization Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity--Third Party Leases or that Kindred will continue to honor its obligations under the Agreement of Indemnity--Third Party Leases. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Leases, then the Company may be liable for the payment and performance of such obligations. Under the Kindred Reorganization Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease. See "--Risk Factors--Kindred may not perform the obligations it assumed in the 1998 Spin Off relating to indemnification of the Company and the assumption of the defense of certain claims" and "Note 9--Transactions with Kindred--Agreement of Indemnity--Third Party Leases" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein.

Agreement of Indemnity--Third Party Contracts

     In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the "Third Party Guarantees"). Under the Kindred Reorganization Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity--Third Party Contracts. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity--Third Party Contracts or that Kindred will continue to honor its obligations under the Agreement of Indemnity--Third Party Contracts. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity--Third Party Contracts, then the Company may be liable for the payment and performance of such obligations. See "--Risk Factors---Kindred may not perform the obligations it assumed in the 1998 Spin Off relating to indemnification of the Company and the assumption of the defense of certain claims." and "Note 9--Transactions with Kindred--Agreement of Indemnity--Third Party Contracts" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein.

Assumption of Certain Operating Liabilities and Litigation

     In connection with the 1998 Spin Off, Kindred agreed in various Spin Agreements to assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the 1998 Spin Off. Under the Kindred Reorganization Plan, Kindred assumed and agreed to perform its obligations under these indemnifications. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Kindred will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Kindred does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims. See "--Risk Factors---Kindred may not perform the obligations it assumed in the 1998 Spin Off relating to indemnification of the Company and the assumption of the defense of certain claims." and "Note 9--Transactions with Kindred--Assumption of Certain Operating Liabilities and Litigation" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein.

Kindred Common Stock and Registration Rights Agreement

     On the Kindred Effective Date, Ventas Realty received 1,498,500 shares of the common stock in Kindred, representing not more than 9.99% of the issued and outstanding common stock in Kindred as of the Kindred Effective Date. Based on applicable laws, regulations, advice from experts, an appraisal, the trading performance of the Kindred common stock at the applicable time and other appropriate facts and circumstances, including the illiquidity and lack of registration of the Kindred common stock when received and the Company's lack of significant influence over Kindred, the Company determined that the value of the Kindred common stock was $18.2 million on the date received by Ventas Realty. The Kindred common stock received by Ventas Realty is subject to dilution from stock issuances occurring after the Kindred Effective Date. The Kindred common stock was issued to Ventas Realty as additional future rent in consideration of the agreement to charge the base rent as provided in the Master Leases.

     On the Kindred Effective Date, Kindred executed and delivered to Ventas Realty and other signatories, a Registration Rights Agreement, which, among other things, provides that Kindred must file a shelf registration statement with respect to the Kindred common stock and to keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions). The shelf registration statement was declared effective on November 7, 2001.

     The Company disposed of 418,186 shares of Kindred common stock in the fourth quarter of 2001 and recognized a gain of $15.4 million on the dispositions. In connection with a registered offering of common stock by Kindred, Ventas Realty exercised its piggyback registration rights, and sold 83,300 shares of Kindred common stock, recognizing a gain of $2.6 million. The Company applied the net proceeds of $3.6 million from the sale of the 83,300 shares of Kindred common stock as a prepayment on the Company's indebtedness under the Credit Agreement. The Company declared a distribution of 334,886 shares of Kindred common stock as part of the 2001 dividend, resulting in a gain of $12.8 million. For every share of common stock of the Company that a stockholder owned at the close of business on December 14, 2001, the stockholder received 0.005 of a share of Kindred common stock and $0.0049 in cash (equating to one share of Kindred common stock and $0.98 in cash for every two hundred shares of common stock in the Company). For purposes of the 2001 dividend, the Kindred common stock was valued in accordance with the Code and applicable rulings and regulations on December 31, 2001 at $51.02 per share. See "--Risk Factors--Any significant decrease in the value of the 1,080,314 shares of Kindred common stock that the Company owns, as well as the limitations on the Company's ability to sell, transfer or otherwise dispose of such shares of Kindred common stock, could have a material adverse effect on the Company's ability to reduce its indebtedness and implement its business strategy."

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

Settlement of United States Claims

     Kindred and the Company were the subject of investigations by the United States Department of Justice regarding the Company's prior healthcare operations, including matters arising from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring a suit in the name of the United States. See "Note 12--Litigation" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein. The Kindred Reorganization Plan contains a comprehensive settlement of all of these claims by the United States (the "United States Settlement").

     Under the United States Settlement, the Company will pay $103.6 million to the United States, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on June 30, 2001 and ending in 2006. The Company made the first three quarterly installments under the United States Settlement through December 31, 2001.

     The Company also paid approximately $0.4 million to legal counsel for the relators in the qui tam actions. In the fourth quarter of 2000, the Company recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%.

Recent Developments Regarding Liquidity

See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments Regarding Liquidity" in the Annual Report incorporated herein by reference for a discussion of the Company's Credit Agreement and the CMBS Transaction.

Portfolio of Properties

     The following table reflects the Company's portfolio of properties as of December 31, 2001.

                                             Percentage        Number         Number      Number of
                                             ----------        ------         ------      ---------
                Type of Facility           of Portfolio(1)  of Facilities  of Beds/Units  States (2)
-----------------------------------------  ---------------  -------------  -------------  ----------
            Hospitals ...................             35.0%            44          4,033      21
            Skilled Nursing Facilities ..             65.0%           216         27,952      31
            Personal Care Facilities ....               00%             8            136       1
                                                  --------         ------       --------
                      Total. ............            100.0%           268         32,121      36
                                                  ========         ======       ========

(1) Based on percentage of rent earned by the Company for the year ended December 31, 2001.

(2) The Company has properties located in 36 states operated by four different operators.

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

Competition

     The Company competes for real property investments with healthcare providers, other healthcare related REITs, real estate partnerships, banks, insurance companies and other investors. Many of the Company's competitors are significantly larger and have greater financial resources and lower cost of capital than the Company. The Company's ability to compete successfully for real property investments will be determined by numerous factors, including the ability of the Company to identify suitable acquisition targets, the ability of the Company to negotiate acceptable terms for any such acquisition, the availability and cost of capital to the Company, and the restrictions contained in the Credit Agreement. "--Risk Factors--The Company may encounter certain risks and financing constraints when implementing the Company's business strategy" and "Note 5--Borrowing Arrangements" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein.

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

Environmental Regulation

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property from which there is a release or threatened release of hazardous or toxic substances or an entity that arranges for the disposal or treatment of hazardous or toxic substances at a disposal site may be held jointly and severally liable for the cost of removal or remediation of certain hazardous or toxic substances that could be located on, in or under such property or other affected property. Such laws and regulations often impose liability whether or not the owner, operator or otherwise responsible party knew of, or caused the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial, and the liability of a responsible party as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the liable party. The presence of these substances or failure to remediate such substances properly also may adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. In connection with the ownership and leasing of the Company's properties, the Company could be liable for these costs as well as certain other costs, including governmental fines and injuries to person or properties or natural resources. In addition, owners and operators of real property are liable for the costs of complying with environmental, health, and safety laws, ordinances and regulations and can be subjected to penalties for failure to comply. Such ongoing compliance costs and penalties for non-compliance can be substantial. Changes to existing or the adoption of new environmental, health, and safety laws, ordinances, and regulations could substantially increase an owner's or operator's environmental, health, and safety compliance costs and/or associated liabilities. Environmental, health, and safety laws, ordinances, and regulations potentially affecting the Company address a wide variety of topics, including, but not limited to, asbestos, polychlorinated biphenyls ("PCBs"), fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. Under the Master Leases, Kindred has agreed to indemnify the Company against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the commencement date of the lease term for the applicable leased property. Kindred also has agreed to indemnify the Company against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate, on or after the commencement date of the lease term for the applicable leased property (including as a result of migration from adjacent properties not owned or operated by the Company or any of its affiliates other than

Kindred and its direct affiliates). There can be no assurance that Kindred will have the financial capability or the willingness to satisfy any such environmental claims. See "--Risk Factors--Kindred may not perform the obligations it assumed in the 1998 Spin Off relating to indemnification of the Company and the assumption of the defense of certain claims." If Kindred is unable or unwilling to satisfy such claims, the Company may be required to satisfy the claims. The Company has agreed to indemnify Kindred against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the lease term for the applicable leased property.

     The Company did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances, and regulations in 2001 and does not expect that it will have to make any such material capital expenditures during 2002.

Governmental Regulation

General

     The operators of the Company's properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that may affect the amount and timing of reimbursements made under Medicare and Medicaid. The amounts of program payments received by the Company's operators and tenants can be changed by legislative or regulatory actions and by determinations by agents for the programs.

     The Balanced Budget Act of 1997 (the "Budget Act") was intended to reduce the increase in Medicare payments by $115 billion and reduce the increase in Medicaid payments by $13 billion between 1998 through 2002 and made extensive changes to the Medicare and Medicaid programs. The impact of these changes and reductions has been only partially ameliorated by subsequent legislation. See "--Healthcare Reform" below. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. Further, on March 25, 1999, legislation was passed that prevents nursing facility operators that decide to withdraw from the Medicaid program from evicting or transferring patients who are residents as of the effective date of withdrawal, and who rely on Medicaid to cover their long-term care expenses. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by the operators of the Company's properties, which currently are being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

     The operators of the Company's properties are subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations, and identification of deficiencies that, if not corrected, can result in sanctions that include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company's properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships. Extensive legislation and regulations also pertain to healthcare fraud and abuse, including kickbacks, physician self-referrals and false claims.

     Federal anti-kickback laws codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Laws") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of its business, the operators of the Company's properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

     Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the Department of Health and Human Services ("HHS") periodically has issued regulations that describe some of the conduct and business relationships permissible under the Anti-kickback Laws ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbor's criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

     The operators of the Company's properties also are subject to the Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. In the absence of an applicable exception, the Stark Law prohibits referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law's self-referral prohibition expanded to additional goods and services, including inpatient and outpatient hospital services. In January 2001 the Centers for Medicare and Medicaid Services ("CMS," formerly the Health Care Financing Administration) published a final rule that it characterized as the first phase of what will be a two-phase final rule, and most of the provisions of part one of this final rule became effective on January 4, 2002. Although CMS has stated that it intends to publish phase two shortly, it is unclear when this will occur.

     Many states have adopted or are considering legislative proposals similar to the federal referral prohibition, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. A violation of such laws and regulations could have a material adverse effect on these operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

     Government investigations and enforcement of healthcare laws has increased dramatically over the past several years and is expected to continue. The Health Insurance Portability and Accountability Act of 1996 (Pub. L. 104-191) ("HIPAA"), which became effective January 1, 1997, greatly expanded the definition of healthcare fraud and related offenses and broadened the scope to include private healthcare plans in addition to government payors. HIPAA also greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General to audit, investigate and prosecute suspected healthcare fraud. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients and nurses and other employees. HIPAA also mandates the adoption by HHS of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. Final privacy regulations became effective in April 2001, with compliance required by April 2003. HIPAA's security regulations have not yet been finalized. These actions could have a material adverse effect on these operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

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

Long-Term Acute Care Hospitals

     Substantially all of the Company's hospitals are operated as long-term acute care hospitals ("LTACs"). In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site certification surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") or other recognized accreditation organizations. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid programs, which could in turn adversely impact the operator's ability to make rental payments under its leases with the Company.

     An LTAC has an average length of stay greater than 25 days. Hospitals that are certified by Medicare as LTACs are currently excluded from the prospective payment system ("PPS") that applies to acute care hospitals. However, a PPS system for LTACs is scheduled to be in place by October 1, 2002 and applicable to cost report periods commencing on or after October 1, 2002. See "--Healthcare Reform" below. Inpatient operating costs for LTACs are reimbursed under a cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), as amended by the Budget Act and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). Medicare and Medicaid reimbursements generally are determined from annual cost reports filed by hospital operators that are subject to audit by the respective agency (or their fiscal agents) administering the program. Under such programs of cost-based reimbursement, costs which will be accepted for reimbursement are defined and limited by statutes, regulations and program policies relating to numerous factors, including necessity, reasonableness, related-party principles and relatedness to patient care.

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

     The Budget Act established a prospective payment system for Medicare skilled nursing facilities ("SNFs") for cost reporting periods beginning on or after July 1, 1998. The payments received under the SNF prospective payment system cover all services for Medicare patients, including ancillary services. The rates for such services were first published in the Federal Register on May 12, 1998, after the consummation of the 1998 Spin Off. Although there has been some payment relief under the Balanced Budget Refinement Act of 1999 ("Refinement Act") and BIPA, there can be no assurance that the reimbursement levels under the SNF prospective payment system will be sufficient to permit the Company's operators to satisfy their obligations, including payment of rent under their leases with the Company. See "--Healthcare Reform."

Healthcare Reform

     Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the Federal government enacted the Budget Act, which contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, between 1998 and 2002. Under the Budget Act, annual growth rates for Medicare were to be reduced from over 10% to approximately 7.5% for the period between 1998 and 2002 based on specific program baseline projections from 1993 to 1997. Virtually all spending reductions have and will come from healthcare operators and changes in program components. For certain healthcare providers, including hospitals, home health agencies, SNFs and hospices, implementation of the Budget Act resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act. Further Medicare reform legislation is currently under consideration by Congress. See "Recent Developments Regarding Government Regulations."

     The Budget Act established a prospective payment system for skilled nursing facilities ("SNF PPS") to be transitioned over a three-year period for cost reporting periods beginning on or after July 1, 1998. Under the SNF PPS payment methodology, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility's reasonable costs. The SNF PPS features a case-mix adjustment that utilizes data derived from a standardized clinical assessment tool that assesses a patient's needs known as the Minimum Data Set, or MDS. For SNF PPS purposes, the MDS data are used to classify SNF patients into one of 44 Resource Utilization Groups, Version III ("RUG-III") based on the medical services and functional support the patient is expected to need. Each RUG-III group is assigned an index score that factors the amount of staff time, supplies, and services used, on average, for patients classified in that group. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational therapy, speech therapy and certain covered drugs.

     Under the SNF PPS, per diem payments are made to nursing home facilities for each resident. Upon the expiration of the three-year transition period, these per diem payments would be fully transitioned into the federal SNF PPS rates. During the transition period, payments are based on a blended rate that uses both a facility-specific rate and the federal rate. As a result of SNF PPS, Medicare payments to SNFs dropped by 12.5% in 1999. Additionally, the SNF PPS forced SNFs to make expensive administrative adjustments to implement the payment system. Although there has been some payment relief (as described below), there can be no assurance that the reimbursement levels under the SNF PPS will be sufficient to permit the Company's operators to satisfy their obligations, including payment of rent under their leases with the Company.

     With respect to Medicaid, the Budget Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to hospitals and nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for these providers.

     The Budget Act also affected the payments made to LTACs by reducing the amount of reimbursement for incentive payments established pursuant to the TEFRA, for capital expenditures and bad debts, and for services to certain patients transferred from an acute care hospital. In addition, the Budget Act for the first time imposed a national ceiling limitation or "national cap" on payments that may be made in each category of hospitals exempt from a prospective payment system. LTACs constitute one such category. The Budget Act also mandated the creation of a prospective payment system ("LTAC PPS") for LTACs.

     In response to widespread healthcare industry concern about the effects of the Budget Act, the Federal government enacted the Refinement Act on November 29, 1999. The Refinement Act did not enact any fundamental changes in the Medicare system, but rather reversed or delayed some of the reductions in Medicare payment increases mandated by the Budget Act. It was estimated that in the four to five fiscal years after its enactment, the Refinement Act would return to healthcare providers approximately $16 billion of the $115 billion the Budget Act was expected to cut from increases to the Medicare program. Specific providers who received relief under the Refinement Act included SNFs, which received temporary (effective April 1, 2000 to October 1, 2000) per diem payment increases for certain high cost patients, and outpatient rehabilitation therapy providers, which received a 2-year moratorium on a $1,500 annual cap on the amount of physical, occupational and speech therapy provided to a patient. Pursuant to BIPA, CMS extended the moratorium on the $1,500 annual cap to December 31, 2002.

     In its July 31, 2000 final rule ("Final Refinement Act Rule") refining the SNF PPS, CMS announced increases in payment rates for fiscal year 2001. In its earlier proposed rule, issued on April 10, 2000, CMS had detailed proposed refinements to be made to the SNF PPS case-mix classification system that would more adequately account for high cost cases. Specifically, the agency developed new categories of service classifications for payment purposes and proposed to increase reimbursement rates for higher cost cases using a new index system based on patient clinical variables. The Final Refinement Act Rule postponed any such refinements to the SNF PPS case-mix classification system, while retaining two temporary remedies set forth in the Refinement Act: (a) a 4% increase in the per diem reimbursement rates for all RUG-III groups in both fiscal years 2001 and 2002; and (2) an additional 20% increase in the per diem reimbursement for fifteen RUG-III groups falling under the Extensive Services, Special Care, Clinically Complex, High Rehabilitation and Medium Rehabilitation categories, applicable to services furnished on or after April 1, 2000, until such time as case-mix refinements are implemented.

     Passed in December 2000, BIPA provided a certain degree of relief from the projected impact of the Budget Act. Specifically, BIPA modified the impact of the Refinement Act on SNF PPS payment rates, as implemented by the Final Refinement Act Rule, in several important ways. First, BIPA revised the annual market basket update factor upward from "market basket--1%" to (a) "market basket" in fiscal year 2001, and (b) "market basket--

0.5%" in fiscal years 2002 and 2003. Second, BIPA temporarily increased the nursing component of the federal SNF PPS rate by 16.6%, from April 1, 2001 through September 30, 2002. Finally, BIPA increased the per diem reimbursement rates for fourteen rehabilitation-related RUG-III groups by 6.7%, from April 1, 2001 until such time as case-mix refinements are implemented pursuant to the Refinement Act. To date, CMS has not promulgated the SNF PPS case-mix refinements required by the Refinement Act. As a result, the temporary per diem payment increases for specified RUG-III groups have been retained for an unspecified period of time, with certain budget-neutral changes to the size and allocation of such increases among different RUG-III groups. However, CMS has indicated that the RUG-III refinements may be incorporated into a final rule scheduled for release by July 31, 2002 and implementation in fiscal year 2003.

     With respect to LTACs, BIPA mandated that HHS implement the LTAC PPS by October 1, 2002. Unless the Secretary of HHS develops a system of diagnosis-related groups ("DRGs") specifically refined for LTACs before that date, the LTAC PPS will be implemented using the DRGs currently used for inpatient stays in acute care hospitals (modified, if feasible, to account for the resource usage of long-term care patients, as well as the most recently available hospital discharge data). In the interim, LTACs continue to be reimbursed on a reasonable cost basis, subject to a facility-specific target amount, and subject also to a national cap. For cost reporting periods during fiscal year 2001, BIPA raised the applicable national cap for LTACs by 2%. BIPA also raised the target amount for LTACs by 25%, though this revised target amount cannot exceed the wage-adjusted national cap.

     On March 22, 2002, CMS published a proposed rule for LTAC PPS. The Company is currently analyzing the proposed rule. The public will have 60 days from March 22, 2002 to review the proposed rule and submit comments. In response to comments submitted by the public and its own ongoing review of the proposed rule, CMS may modify the proposed rule before it is adopted in final form. There can be no assurance as to the content of the final rule for LTAC PPS, nor can we predict its impact on the Company's tenants and operators.

     There can be no assurance that the Budget Act, the Refinement Act, BIPA and future healthcare legislation, or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators which could have a material adverse effect on their ability to make rental payments to the Company.

Recent Developments Regarding Government Regulation

     Recent legislation and implementing regulations set forth revised payment mechanisms for skilled nursing facility and long-term care hospital services. The precise overall economic impact of new laws and other recent developments is under review by the long-term care industry and by the Company and its operators.

     In its annual update for 2002 ("2002 Final Rule"), CMS announced SNF payment increases effective October 1, 2001. The 2002 Final Rule reflects an update using a 2.8% market basket and is intended to implement both Refinement Act and BIPA adjustments. The rule reflects the Refinement Act's and BIPA's temporary increase to the per diem adjusted payment rates to certain RUG-III groups, as well as BIPA's 16.6% adjustment to the nursing component of the Federal rate. These increases are to continue until the implementation of case-mix refinements. Also provided in the 2002 Final Rule is the Refinement Act's 4% increase in the adjusted Federal rate for fiscal year 2002. There can be no assurance that the give back provisions under the Refinement Act and BIPA will continue after September 30, 2002.

     The 16.6% temporary increase to the nursing home RUG-III groups and the 4% add-on for all RUG-III groups provided under the Refinement Act and BIPA expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $57. Moreover, CMS has informally indicated that it intends to complete refinements to the SNF PPS as part of the upcoming fiscal year 2003 rulemaking. Under applicable law, when these revisions are implemented, the 6.7% increase for rehabilitation patients and the 20% add-on for medically complex patients authorized under the Refinement Act and BIPA will expire.

     LTACs, which are currently excluded from a prospective payment system, are scheduled to transition to LTAC PPS by October 1, 2002. The new prospective payment system for LTACs would apply to cost report periods beginning on or after October 1, 2002. The Company believes that the new prospective payment system would impact Kindred no sooner than September 1, 2003. As noted previously, if HHS cannot implement a prospective payment system specific to LTACs by October 1, 2002, it is required to instead implement a prospective payment system based upon existing acute care hospital diagnosis-related groups that have been modified where possible to account for resource usage of LTAC patients. On March 22, 2002, CMS published a proposed rule for LTAC PPS. The Company is currently analyzing the proposed rule. The public will have 60 days from March 22, 2002 to review the proposed rule and submit comments. In response to comments submitted by the public and its own ongoing review of the proposed rule, CMS may modify the proposed rule before it is adopted in final form.
There can be no assurance as to the content of the final rule for LTAC PPS, nor can we predict its impact on the Company's tenants and operators. The Company believes that the new prospective payment system would impact Kindred no sooner than September 1, 2003.

     On November 20, 2001, CMS announced a proposed regulation ("Proposed Regulation") to restrict the "upper-payment limit loophole" in Medicaid. The Proposed Regulation revises a provision of an earlier regulation published on January 12, 2001 that allowed states to make overall payments to public non-state government owned or operated hospitals of up to 150 percent of the estimated amount that would be paid under Medicare for the same services. Under the Proposed Regulation, these payments would be limited to 100 percent of estimated Medicare payments, which is the limit for all other hospitals. The resulting effect of the Proposed Rule is that states may implement rate or service cuts to providers (including SNFs) to compensate for reduced federal funding. To date, CMS has not issued the final regulations.

     Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of the Company's properties. Moreover, rising Medicaid costs and decreasing state revenues caused by the current recession have prompted an increasing number of states to cut Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of the Company's properties.

     There can be no assurance that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators and tenants which could have a material adverse effect on their ability to make rental payments to the Company which, in turn, could have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company and on the Company's ability to service its indebtedness and its obligations under the United States Settlement and on the Company's ability to make distributions to its stockholders as required to continue to qualify as a REIT (a "Material Adverse Effect").

Federal Income Tax Considerations

     The Company elected to qualify as a REIT for federal income tax purposes for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for federal income tax purposes for the year ended December 31, 2002 and subsequent years subject to its ability to meet the minimum distribution requirements as discussed below. The Company's continued qualification and taxation as a REIT will depend upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels, and stock ownership, the various qualification tests imposed under the Code. These tests are discussed below. No assurance can be given that the actual results of the Company's operations for any particular taxable year will satisfy such requirements. Although the Company believes it has satisfied the requirements to continue to qualify as a REIT for years ended December 31, 2000 and 2001 and although the Company currently intends to continue to qualify as a REIT for the year ended December 31, 2002 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT. For a discussion of the tax consequences of failing to continue to qualify as a REIT, see "--Failure to Continue to Qualify," below.

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

Federal Income Taxation of the Company

     If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on net income that it currently distributes to stockholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation. Notwithstanding its qualification as a REIT, the Company will be subject to federal income tax in the following circumstances. First, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its undistributed items of tax preference. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" (which is, in general, property acquired by foreclosure or otherwise on default of a loan secured by the property or property repossessed by the Company upon dispossessing a tenant after a lease default) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if the Company has net income from "prohibited transactions" (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the product of (a) the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test, and (b) a fraction intended to reflect the Company's profitability. Sixth, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than retained long-term capital gain the Company elects to treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior years, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company should receive rents from a tenant deemed not to be fair market value rents, or if the Company values its assets incorrectly, the Company may be liable for valuation penalties. Finally, if the Company acquires any asset from a C corporation (i.e., a corporation generally subject to full corporate level tax) in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation, and the Company recognizes gain on the disposition of such asset during the 10-year period (the "Recognition Period") beginning on the date on which such asset was acquired by the Company, then, to the extent of such asset's "Built-in Gain" (i.e., the excess of the fair market value of such property at the time of acquisition by the Company over the adjusted basis of such asset at such time), such gain will be subject to tax at the highest regular corporate rate (the "Built-in Gain Rules")).

     The Company owns appreciated assets that it held on January 1, 1999, the effective date of its REIT election. These assets are subject to the Built-in Gain Rules discussed above because the Company was a taxable C corporation prior to January 1, 1999. If the Company recognizes taxable gain upon the disposition of any of these assets within the ten-year Recognition Period, the Company generally will be subject to regular corporate income tax on the gain equal to the lower of (a) the recognized gain at the time of the disposition and (b) the Built-in Gain in that asset as of January 1, 1999. The total amount of gain on which the Company can be taxed under the Built-in Gain Rules is limited to its net built-in gain at the time it became a REIT, i.e., the excess of the aggregate fair market value of its assets at the time it became a REIT over the adjusted tax bases of those assets at that time. Some but not all of such capital gains realized would be offset by the amount of any available capital loss carryforwards. In connection with the sale of any assets, all or a portion of such gain could be treated as ordinary income instead of capital gain and be subject to taxation and/or the minimum REIT distribution requirements. See "--Annual Distribution Requirements" below.

Requirements for Qualification

     To continue to qualify as a REIT, the Company must continue to meet the requirements discussed below, relating to the Company's organization, sources of income, nature of assets and distributions of income to stockholders.

Organizational Requirements

     The Code defines a REIT as a corporation, trust or association (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code;
(v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year (the "100 Shareholder Rule"); (vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets.

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

     Since the date of the 1998 Spin Off, Tenet Healthcare Corporation ("Tenet") has owned approximately 12% of the Company's issued and outstanding Common Stock and, therefore, is treated as an Existing Holder under the Company's Certificate of Incorporation. Except as explained below, as an Existing Holder, Tenet is generally permitted to own in excess of the ownership limits in the Company's Certificate of Incorporation.

     As permitted by its certificate of incorporation, the Company previously granted waivers of the ownership limitations to certain stockholders of the Company. These waivers initially permitted such stockholders to own over 10% of the Common Stock of the Company but in no event more than 15% of the Common Stock. These waivers have either been terminated in their entirety or have been subsequently revised to restrict the ownership of Common Stock by any such stockholder to less than 10% of the Company's issued and outstanding Common Stock. The Company believes that no stockholder, other than Tenet, owns 10% or more of the Company's issued and outstanding Common Stock, as measured by the Code.

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

     Section 856(i) of the Code provides that a corporation that is a "Qualified REIT Subsidiary" will not be treated as a separate corporation for federal income tax purposes, and all assets, liabilities, and items of income, deduction and credit of a qualified REIT subsidiary will be treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A "qualified subsidiary" is defined as any wholly owned corporate subsidiary of a REIT. The Company currently has two qualified REIT subsidiaries, Ventas Specialty I, Inc. and Ventas Finance I, Inc.

     Pursuant to Treasury Regulations relating to entity classification (the "Check-the-Box Regulations"), an unincorporated entity that has a single owner is disregarded as an entity separate from its owner for federal income tax purposes. The Company directly owns a 99% general partnership interest in Ventas Realty and indirectly owns the remaining 1% limited partnership interest in Ventas Realty through a wholly owned limited liability company. Under the Check-the-Box Regulations, the limited liability Company, and therefore Ventas Realty, is disregarded as an entity separate from the Company for federal income tax purposes. Similarly, Ventas Specialty I, LLC and Ventas Finance I, LLC, formed in connection with the CMBS Transaction, are also wholly owned, single member limited liability companies that are disregarded for federal income tax purposes.

     In the case of a REIT that is a partner in a partnership, Treasury regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. In addition, the character of the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of the income and asset tests described below. If and when Ventas Realty were to admit a partner other than the Company, a subsidiary of the Company, or an entity that is disregarded under the Check-the-Box Regulations as an entity separate from the Company, the Company's proportionate share of the assets and gross income of Ventas Realty would be treated as the assets and gross income of the Company for purposes of applying the requirements described herein.

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

     Substantially all of the Company's gross income is derived from leasing its properties to Kindred under the Master Leases. Rents received or deemed received by the Company under its leases (including the Master Leases) will qualify as "rents from real property" in satisfying the gross income requirements described above only if the Company's leases are respected as "true" leases for federal income tax purposes and are not treated as service contracts, joint ventures, or some other type of arrangement. The determination of whether the Company's leases are true leases depends on an analysis of all the surrounding facts and circumstances. In making such a determination, courts have considered a variety of factors, including the following: (i) the intent of the parties, (ii) the form of the agreement, (iii) the degree of control over the property that is retained by the property owner (e.g., whether the lessee has substantial control over the operation of the property or whether the lessee was required to use its best efforts to perform its obligations under the agreement), and (iv) the extent to which the property owner retains the risk of loss with respect to the property (e.g., whether the lessee bears the risk of increases in operating expenses or the risk of damage to the property) or the potential for economic gains (e.g., appreciation) with respect to the property. Based upon advice of counsel at the time the Master Leases were negotiated, the Company believes that its leases should be treated as "true" leases for federal income tax purposes. Investors should be aware, however, that there are no controlling Treasury regulations, published rulings, or judicial decisions involving leases with terms substantially the same as the Company's leases that discuss whether such leases constitute true leases for federal income tax purposes. If the leases are recharacterized as service contracts or partnership agreements, rather than true leases, part or all of the payments that the Company receives from its tenants would not be considered rent or would not otherwise satisfy the various requirements for qualification as "rents from real property." In that case, the Company likely would not be able to satisfy either the 75% or the 95% gross income tests, and, as a result, would lose its REIT status.

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

Related Party Tenant

     The Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company's rental revenues. Under the Kindred Reorganization Plan, Ventas Realty received 1,498,500 shares of Kindred common stock on the Kindred Effective Date. Under the Code, if the Company owns 10% or more of any class of Kindred's issued and outstanding voting securities or 10% or more of the value of any class of Kindred's issued and outstanding securities (the "10% securities test"), Kindred would be a Related Party Tenant. As a Related Party Tenant, the Company's rental revenue from Kindred would not qualify as "rents from real property" and the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test. The Company's loss of REIT status would have a Material Adverse Effect on the Company.

     Since the Kindred Effective Date, Kindred has issued additional common stock and Ventas Realty has disposed of 418,186 shares of its Kindred common stock. As of January 22, 2002, the Company owned 1,080,314 shares of Kindred common stock or not more than 6.2% of the issued and outstanding shares of Kindred. Based upon applicable tax authorities and decisions and advice from the Internal Revenue Service, the Company believes that for purposes of the 10% securities test, its ownership percentage in Kindred has been and will continue to be less than 9.99%.

     A number of safeguards are in place to reduce the risk of the Company's violation of the 10% securities test as a result of its ownership of Kindred common stock including: (a) a provision in Kindred's corporate charter requiring Kindred, at the Company's sole option, to purchase a portion of the Company's Kindred common stock in the event Kindred proposes to enter into a transaction which would cause the Company to violate the 10% securities test, and (b) the Company's ability to sell the Kindred common stock to a third party or distribute the Kindred common stock to its stockholders, subject to compliance with the registration requirements of the Securities Act. See "-- Recent Developments Regarding Kindred--Registration Rights Agreement."

     The Company believes that the only greater than 10% stockholder of the Company's Common Stock, as measured by the Code, is Tenet. Since the date of the 1998 Spin Off, Tenet has owned approximately 12% of the Company's issued and outstanding Common Stock. Certain provisions under the Code provide that any ownership interest in Kindred that Tenet may purchase may be attributed to the Company. Any such attribution could cause to Company to violate the 10% securities test and lose its REIT status unless under applicable laws, rules and regulations or interpretations, the Company is otherwise deemed not to have violated the 10% securities test. To reduce the likelihood of such an occurrence, the Company has implemented certain protective measures. As part of the Kindred Reorganization Plan, the Company negotiated for the inclusion of Article Tenth of the Kindred Corporate Charter. Article Tenth of the Kindred Corporate Charter, which became effective on the Kindred Effective Date, is designed to prohibit Tenet from gaining beneficial ownership of any Kindred common stock if such ownership when combined with the Company's ownership would exceed 9.9% of any class of stock or all stock in the aggregate. If Tenet should nevertheless violate this provision, either directly or as a result of the attribution rules under the Code, any shares of the Kindred common stock so purchased by or attributed to Tenet will automatically, without any action by any party, become "Excess Stock" in Kindred and will be deemed to be owned by a trust for the benefit of a third party and Tenet will have no legal title to such "Excess Stock" in Kindred. Tenet would have the limited right to receive certain distributions on and a certain portion of the proceeds of a sale of such "Excess Stock" in Kindred.

     In addition, under the Company's Certificate of Incorporation, under a formal interpretation by the Board of Directors, if Tenet should purchase any Kindred common stock while Tenet owns in excess of 10% of the Company's Common Stock, then all of Tenet's holdings of the Company's Common Stock in excess of 9.9% will automatically become "Excess Shares" in the Company and will be deemed to be owned by a trust for the benefit of a third party and Tenet would have no legal title to such "Excess Shares" in the Company. Tenet would have the limited right to receive certain distributions on and a certain portion of the proceeds of a sale of such Excess Shares in the Company.

     While the Company believes that these and other safeguards which have been instituted by the Company are adequate, there can be no assurances that such safeguards will be adequate to prevent the Company from violating the 10% securities test. If the Company should ever violate the 10% securities test, the Company would lose its status as a REIT which would have a Material Adverse Effect on the Company.

     If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless continues to qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions generally will be available if the Company's failure to meet such tests was due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return and any incorrect information on the schedules was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. Even if these relief provisions were to apply, a tax would be imposed with respect to the excess net income.

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

   Healthcare Properties

     The Company is permitted to terminate leases of "qualified healthcare properties" other than by reason of default or imminent default. In addition, the Company may treat "qualified healthcare properties" as foreclosure property at the time a lease comes to an end. Except as noted below, healthcare foreclosure properties are subject to the foreclosure property tax and other rules under the general foreclosure property rules.

     The differences between this special healthcare rule and the general foreclosure rule are that (i) the initial foreclosure property period is for two rather than three years, although it may be extended for the same aggregate six years, (ii) the lease may be terminated without requirement of default, and
(iii) income from the independent contractor is disregarded to the extent such income is attributable to any lease of property in effect on the date of acquisition or any lease of property entered into after such date if on such date a lease of the new property from the REIT was in effect, and under the terms of the new lease, the REIT receives no more than substantially the same benefit in comparison to the lease previously in effect.

     A "qualified healthcare property" includes any real property and any personal property incident to such real property which is a "healthcare facility" or is necessary or incidental to the use of a healthcare facility. The qualified healthcare facility may be operated by an independent contractor from whom the REIT does not derive or receive any income other than certain qualifying lease income from an independent contractor.

Asset Tests

     At the close of each quarter of its taxable year, the Company must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by cash or cash items (including certain receivables), government securities, "real estate assets" or, in cases where the Company raises new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following the Company's receipt of such capital (the "75% asset test"). The term "real estate asset" includes interests in real property, interests in mortgages on real property to the extent the mortgage balance does not exceed the value of the associated real property, and shares of other REITs. For purposes of the 75% asset test, the term "interest in real property" includes an interest in land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold in real property and an option to acquire real property (or a leasehold in real property). Second, of the investments not included in the 75% asset class, the value of any one issuer's debt and equity securities owned by the Company (other than the Company's interest in any entity classified as a partnership for federal income tax purposes, or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of the Company's total assets (the "5% asset test"), and the Company may not own more than 10% of any one issuer's outstanding voting securities or 10% of the value of any one issuer's outstanding securities, subject to limited "safe harbor" exceptions for certain straight debt obligations (except for the Company's ownership interest in an entity that is disregarded for federal income tax purposes, that is classified as a partnership for federal income tax purposes or that is the stock of a qualified REIT subsidiary) (previously defined as the "10% securities test"). In addition, no more than 20% of the value of the Company's assets can be represented by securities of Taxable REIT Subsidiaries (as defined below).

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

     The Company believes it has been and will continue to be in compliance with the 10% securities test and the 5% asset test. However, there can be differing opinions as to the methods of calculating compliance with these tests and as to the value of the Company's assets (including the valuation of the Kindred common stock) for purposes of these tests. Therefore, there can be no assurance the Company is or will continue to be in compliance with either of these tests. If the Company failed to satisfy either of these tests, the Company would lose its REIT status. If the Company lost its status as a REIT, it would have a Material Adverse Effect on the Company.

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

     Moreover, the taxable REIT subsidiary cannot directly or indirectly operate or manage a lodging or healthcare facility, subject to special rules for certain lodging facilities.

     Also, the taxable REIT subsidiary generally cannot provide to any person rights to any brand name under which hotels or healthcare facilities are operated, unless the rights are provided to an independent contractor to operate or manage a lodging facility, if the rights are held by the taxable REIT subsidiary as licensee or franchisee and the lodging facility is owned by the taxable REIT subsidiary or leased to it by the Company.

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

Annual Distribution Requirements

     In order to be taxed as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (i) the sum of (A) 90% of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 90%, but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. If any taxes are paid in connection with the Built-In Gain Rules, these taxes will be deductible in computing REIT taxable income. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than long-term capital gain the Company elects to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

     It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation, as a result of timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at the Company's taxable income, or as a result of nondeductible expenses such as principal amortization or repayments, or capital expenditures in excess of noncash deductions. In the event that such timing differences or other cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities (including the Kindred common stock) or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions is restricted by the terms of the Credit Agreement. Any such transaction would likely require the consent of the "Required Lenders" under the Credit Agreement, and there can be no assurance that such consent would be obtained. The Company's ability to engage in certain of these transactions is also restricted by the registration requirements under the Securities Act, the rules and regulations of the New York Stock Exchange and the Commission and by other applicable laws, rules and regulations. In addition, the failure of Kindred to make rental payments under the Master Leases would impair materially the ability of the Company to make required distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

     The Company elected to qualify as a REIT for federal income tax purposes for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. Although the Company intends to continue to qualify as a REIT for federal income tax purposes for the year ended December 31, 2002 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT.

Annual Record Keeping Requirements

     In its first taxable year in which it qualifies as a REIT and thereafter, the Company is required to maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding shares. The Company believes that it has complied with these requirements for the 1999, 2000 and 2001 tax years. The Company will be subject to a penalty of $25,000 ($50,000 for intentional violations) for any year in which it does not comply with the rules.

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

     For non-corporate taxpayers, the tax rate differential between capital gain and ordinary income may be significant. The highest marginal individual income tax rate applicable to ordinary income is 39.1% for 2001. Any capital gain generally will be taxed to a non-corporate taxpayer at a maximum rate of 20% with respect to capital assets held for more than one year. The tax rates applicable to ordinary income apply to gain attributable to the sale or exchange of capital assets held for one year or less. In the case of capital gain attributable to the sale or exchange of certain real property held for more than one year, an amount of such gain equal to the amount of all prior depreciation deductions not otherwise required to be taxed as ordinary depreciation recapture income will be taxed at a maximum rate of 25%. With respect to distributions designated by a REIT as capital gain dividends (including deemed distributions of retained capital gains), the REIT also may designate (subject to certain limits) whether the dividend is taxable to non-corporate stockholders as a 20% rate gain distribution or an unrecaptured depreciation distribution taxed at a 25% rate.

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

Information Reporting Requirements and Backup Withholding Tax

     The Company will report to its U.S. Stockholders and to the IRS the amount of distributions paid during each calendar year and distributions required to be treated as so paid during a calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the applicable rate (30% beginning January 1, 2002) with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or
(ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. In addition, the Company may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status to the Company.

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

     The final Regulations issued by the Treasury Department in 1997, as corrected in 2000 and 2001 became effective January 1, 2001. In addition, the Treasury Department issued Temporary Regulations in January 2002, which together with the final Regulations govern the withholding of tax and information reporting for certain amounts paid to non-resident alien individuals and foreign corporations. Stockholders should consult their tax advisors concerning the impact, if any, of these new Regulations on their ownership of shares of the Common Stock.

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

Employees

     As of December 31, 2001, the Company had nine (9) full-time employees and five (5) part-time employees. The Company considers its relationship with its employees to be good.

Insurance

     The Company maintains and/or requires in its leases that its tenants maintain appropriate liability and casualty insurance on its assets and operations. Under the Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Master Leases and Kindred's operations at the related facilities. See "--Recent Developments Regarding Kindred--Master Leases." There can be no assurance that Kindred and the Company's other tenants will maintain such insurance and any failure by Kindred or the Company's other tenants to do so could have a Material Adverse Effect on the Company. The Company believes that Kindred and its other tenants are in substantial compliance with the insurance requirements contained in their respective leases with the Company.

     The Company believes that the amount and coverage of its insurance protection is customary for similarly situated companies in its industry. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of insurance coverage.

                                  RISK FACTORS

     BECAUSE KINDRED IS THE PRIMARY SOURCE OF THE COMPANY'S RENTAL REVENUES, KINDRED'S INABILITY OR UNWILLINGNESS TO SATISFY ITS OBLIGATIONS UNDER THE MASTER LEASES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

     The Company leases substantially all its properties to Kindred and, therefore, Kindred is the primary source of the Company's rental revenues, accounting for approximately 98.8% of its rental revenues in 2001. Accordingly, Kindred's financial condition and ability to meet its rent obligations will determine the Company's rental revenues and its ability to make distributions to its stockholders. In addition, any failure by Kindred to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Kindred, as well as certain other tenants of the Company, have experienced financial difficulty and/or filed for bankruptcy. Kindred emerged from bankruptcy on April 20, 2001. Despite Kindred's emergence from bankruptcy, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases. Since the Company derives in excess of 98% of its rental revenues from Kindred and since the Master Leases are triple-net leases under which Kindred is responsible for all insurance, taxes, utilities, maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Kindred to satisfy its obligations under the Master Leases could have a Material Adverse Effect on the Company.

     DUE TO THE COMPANY'S DEPENDENCE ON KINDRED'S RENTAL PAYMENTS AS THE PRIMARY SOURCE OF ITS RENTAL REVENUES, THE COMPANY MAY BE NEGATIVELY AFFECTED BY ENFORCING ITS RIGHTS UNDER THE MASTER LEASES OR BY TERMINATING A MASTER LEASE.

     If Kindred fails to comply with the terms of the Master Leases or to comply with applicable healthcare regulations and, in either case, Kindred or its lenders fail to cure such default within the specified cure period, the Company may have to find another lessee/operator for the properties covered by one or all of the Master Leases. During any period that the Company is attempting to locate one or more lessee/operators there could be a decrease or cessation of rental payments by Kindred. There can be no assurance that the Company will be able to locate another suitable lessee/operator or that if the Company is successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. The Company's ability to locate another suitable lessee/operator may be significantly delayed or limited by various state licensing, receivership, certificate-of-need or other laws, as well as by Medicare and Medicaid change of ownership rules. See "Business--Governmental Regulation."

     KINDRED MAY NOT PERFORM THE OBLIGATIONS IT ASSUMED IN THE 1998 SPIN OFF RELATING TO INDEMNIFICATION OF THE COMPANY AND THE ASSUMPTION OF THE DEFENSE OF CERTAIN CLAIMS.

     In connection with the 1998 Spin Off, Kindred assumed and agreed to indemnify the Company for all obligations under third party leases and contracts and for all losses, including costs and expenses, resulting from future claims and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the 1998 Spin Off. At that time, Kindred also agreed to assume the defense, on the Company's behalf, of any claims that were pending at the time of the 1998 Spin Off and that arose out of the ownership or operation of the healthcare operations or were asserted after the 1998 Spin Off and that arise out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Kindred also agreed to indemnify the Company for any fees, costs, expenses and liabilities arising out of these obligations and operations. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Kindred will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Kindred does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment or performance of certain of such obligations and may have to assume the defense of such claims. The failure of Kindred to perform these obligations could have a Material Adverse Effect on the Company.

     ANY SIGNIFICANT DECREASE IN THE VALUE OF THE 1,080,314 SHARES OF KINDRED COMMON STOCK THAT THE COMPANY OWNS, AS WELL AS THE LIMITATIONS ON THE COMPANY'S ABILITY TO SELL, TRANSFER OR OTHERWISE DISPOSE OF SUCH SHARES OF KINDRED COMMON STOCK, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S ABILITY TO REDUCE ITS INDEBTEDNESS AND IMPLEMENT ITS BUSINESS STRATEGY.

     The Company intends to apply its Kindred common stock to the satisfaction of certain financial obligations of the Company. If the value of the Kindred common stock decreases, the Company would have to use other consideration, including cash on hand, to satisfy such financial obligations thereby impairing the Company's ability to reduce its indebtedness and implement it business strategy. In addition, the Company's ability to sell, transfer or otherwise dispose of the Kindred common stock is subject to compliance with certain laws, rules and regulations of the Commission and the New York Stock Exchange and certain restrictions contained in the Registration Rights Agreement. To the extent such legal and contractual restrictions limit the Company's ability to sell, transfer or otherwise dispose of the Kindred common stock, the Company would have to find other consideration to satisfy any obligation the Company may intend to satisfy with the Kindred common stock. In either case, were the Company required to use cash on hand, this may impact the Company's ability to reduce its indebtedness, implement its business strategy and meet its debt service and other obligations. For additional information on the risks relating to the Kindred common stock, please see our risk factors relating to (a) jeopardizing our REIT status due to the value of the Kindred common stock and (b) not having sufficient cash to meet the REIT distribution requirements.

     THE COMPANY IS SIGNIFICANTLY LEVERAGED, AND IN SOME CIRCUMSTANCES THE COMPANY COULD BE REQUIRED TO OBTAIN ADDITIONAL CREDIT OR RAISE EQUITY IN ORDER TO MEET THE COMPANY'S DEBT PAYMENTS AND OBLIGATIONS UNDER THE UNITED STATES SETTLEMENT. HOWEVER, THERE CAN BE NO ASSURANCE THAT THE COMPANY WOULD BE ABLE TO OBTAIN ADDITIONAL CREDIT OR RAISE EQUITY IN THE FIRST INSTANCE OR THAT THE COMPANY WOULD BE ABLE TO DO SO ON TERMS THAT THE COMPANY FINDS ACCEPTABLE.

     The Company is significantly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of principal and interest on indebtedness and the obligations under the United States Settlement. The Company depends on lease payments from Kindred to meet its interest expense and principal repayment obligations under the Company's debt facilities and the Company's obligations under the United States Settlement. If the Company's cash flow from operations is not sufficient to meet these payments and obligations, the Company would be required to obtain additional borrowings or raise equity to meet them. The Company's ability to incur additional indebtedness is restricted by the terms of the Credit Agreement. In addition, adverse economic conditions could cause the terms on which the Company can obtain additional borrowings to become unfavorable. In such circumstances, the Company may be required to raise equity in the capital markets or liquidate one or more investments in properties at times that may not permit realization of the maximum return on the investments and that could result in adverse tax consequences to the Company. In addition, certain healthcare regulations may constrain the Company's ability to sell assets. There can be no assurance that the Company will be able to meet its debt service obligations or its obligations under the United States Settlement and the failure to do so could have a Material Adverse Effect on the Company.

     THE COMPANY IS DEPENDENT ON THE ABILITY OF KINDRED, AS A TRIPLE-NET TENANT UNDER THE MASTER LEASES, AND ITS OTHER TENANTS TO MANAGE AND MAINTAIN THE COMPANY'S LEASED PROPERTIES.

     The Company may be unable to take action if it believes Kindred or one of its other tenants are operating one of the Company's leased properties inefficiently or in a manner adverse to its interests. The failure of Kindred to make three consecutive rent payments will trigger an event of default under the Company's Credit Agreement. If there is an event of default under a Master Lease and the Company repossesses the property or property under a Master Lease is otherwise returned to the Company, it would have to locate a suitable tenant/operator for the property. There can be no assurance that the Company will be able to locate another suitable tenant/operator or that if the Company is successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. In addition, the Company's ability to locate another suitable tenant/operator may be significantly delayed or limited by various state licensing, receivership, certificate-of-need or other laws, as well as Medicare and Medicaid change of ownership rules.

     THE COMPANY IS SUBJECT TO THE RISKS ASSOCIATED WITH INVESTMENT IN A SINGLE INDUSTRY.

     The Company's strategy is to invest solely in healthcare-related properties. As a result, the Company has not diversified its investments beyond the healthcare industry and is subject to the risks of investing in a single industry. Moreover, the Company's ability to invest in nonhealthcare-related properties is restricted by the terms of the Credit Agreement.

     The ability of Kindred and the Company's other tenants and operators to generate profits and pay rent under their leases may be adversely affected by the risks associated with the heavily regulated healthcare industry.

     Because all of its properties are used as healthcare facilities, the Company is directly affected by the risks associated with the healthcare industry. The ability of Kindred and the Company's other tenants and operators to generate profits and pay rent under their leases may be adversely impacted by such risks. See "Business--Governmental Regulation."

     In the ordinary course of their businesses, Kindred and the Company's other tenants and operators are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee compliance with statutory and regulatory healthcare requirements. The extensive federal, state and local requirements affecting the healthcare industry include, but are not limited to, statutory and regulatory provisions relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, patient care and other services and charges for services. See "Business--Governmental Regulation." In particular, various laws including, antikickback, antifraud and abuse laws, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other governmental programs. The sanctions and penalties for violating these laws include criminal penalties and civil sanctions, including fines and possible exclusion from federal and state government programs, including Medicare and Medicaid.

     The Company believes that the regulatory environment surrounding the long-term care industry has intensified, particularly for large for-profit, multi-facility providers like Kindred. The federal government has imposed intensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and imposed regulatory sanctions, including terminations from the Medicare and Medicaid programs and civil monetary penalties. The operators of our facilities receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed on some of our facilities from time to time. If Kindred and the Company's other tenants and operators fail to comply with the extensive laws and regulations applicable to their businesses, they could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to their operations. In addition, they could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws and regulations. Any of these results could make it difficult or impossible for them to meet their financial and other obligations to the Company.

     As part of the United States Settlement, Kindred entered into and agreed to comply with the terms of a Corporate Integrity Agreement. The Corporate Integrity Agreement became effective on the Kindred Effective Date. Kindred's failure to comply with the Corporate Integrity Agreement could have a material adverse effect on Kindred's results of operations, financial condition and its ability to make rental payments to the Company, which, in turn, could have a Material Adverse Effect on the Company.

     The Company is unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on Kindred and the Company's other operators' results of operations, financial condition, and their ability to make rental payments to the Company, which, in turn, could have a Material Adverse Effect on the Company. See "Business--Government Regulation."

     THE ABILITY OF KINDRED AND THE COMPANY'S OTHER TENANTS AND OPERATORS TO GENERATE PROFITS AND PAY RENT UNDER THEIR LEASES MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REIMBURSEMENT RATES OR METHODS OF PAYMENT FROM THIRD-PARTY PAYORS, INCLUDING MEDICARE AND MEDICAID PROGRAMS.

     Kindred and the Company's other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Healthcare in the United States continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the Federal government enacted the Budget Act, which contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under such programs between 1998 and 2002. Virtually all spending reductions pursuant to the Budget Act have and will reduce payments to healthcare providers, such as our operators. For certain healthcare providers, including hospitals, home health agencies, SNFs and hospices, implementation of the Budget Act has resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to transfer most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Moreover, by repealing the Boren Amendment, the Budget Act eased impediments on the states' ability to reduce their Medicaid reimbursement levels. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act. See "Business--Governmental Regulation--Healthcare Reform."

     Certain temporary Medicare reimbursement increases to SNFs provided under the Refinement Act and BIPA expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary Medicare per diem rates by $57. Moreover, CMS has informally indicated that it intends to complete refinements to the SNF PPS as part of the upcoming fiscal year 2003 rulemaking. Under applicable law, when these revisions are implemented, the givebacks under the Refinement Act and BIPA will expire. There can be no assurance that the giveback provisions under the Refinement Act and BIPA will continue after September 30, 2002.

     With respect to LTACs, BIPA mandated that HHS implement a Medicare LTAC PPS by October 1, 2002. Unless the Secretary of HHS develops a methodology specifically refined for LTACs before that date, the LTAC PPS will be implemented using the DRGs currently used for inpatient stays in acute care hospitals (modified, if feasible, to account for the resource usage of long-term care patients, as well as the most recently available hospital discharge data). On March 22, 2002, CMS published a proposed rule for LTAC PPS. The Company is currently analyzing the proposed rule. The public will have 60 days from March 22, 2002 to review the proposed rule and submit comments. In response to comments submitted by the public and its own ongoing review of the proposed rule, CMS may modify the proposed rule before it is adopted in final form. There can be no assurance as to the content of the final rule for LTAC PPS, nor can we predict its impact on the Company's tenants and operators. The Company believes that the new prospective payment system would impact Kindred no sooner than September 1, 2003.

     There also continue to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as Kindred. Due in part to anticipated budget short-falls, many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional LTACs. There are a number of legislative proposals currently under consideration, including payment limits or caps and the establishment of Medicaid prospective payment systems for nursing facilities.

     There continues to be various legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. In addition, private third-party payors have continued their efforts to control healthcare costs. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by Kindred and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by the governmental and third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and the Company's operators and other tenants, which, in turn, could have a Material Adverse Effect on the Company.

     For more information, See "Business--Government Regulation."

     SIGNIFICANT LEGAL ACTIONS, PARTICULARLY IN THE STATE OF FLORIDA, COULD SUBJECT KINDRED TO INCREASED OPERATING COSTS AND SUBSTANTIAL UNINSURED LIABILITIES, WHICH COULD MATERIALLY AND ADVERSELY AFFECT KINDRED'S LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Kindred has experienced substantial increases in both the number and size of patient care liability claims in recent years. In addition to large compensatory claims, plaintiffs' attorneys increasingly are seeking significant punitive damages and attorneys fees. In the State of Florida, where Kindred operates 15 of the Company's nursing centers and six of the Company's hospitals, general liability and professional liability costs for nursing centers have increased substantially and become increasingly difficult to estimate.

     Kindred insures its professional liability risks in part through a wholly-owned, limited purpose insurance company. The limited purpose insurance company insures initial losses up to specified coverage levels per occurrence and in the aggregate. Coverage for losses in excess of those levels are maintained through unaffiliated commercial insurance carriers. Effective November 30, 2000, the limited purpose insurance company insures all claims arising in Florida up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers. Kindred maintains general liability insurance and professional malpractice liability insurance in amounts and with deductibles which Kindred management has indicated that it believes are sufficient for its operations. However, its insurance coverage might not cover all claims against Kindred or continue to be available to Kindred at a reasonable cost. If Kindred is unable to maintain adequate insurance coverage or is required to pay punitive damages, Kindred may be exposed to substantial liabilities.

     Kindred may also be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary and award bounties to private plaintiffs who successfully bring these suits. These lawsuits brought against Kindred combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the liquidity, financial condition and results of operation of Kindred and its ability to make rental payments to the Company, which, in turn, could have a Material Adverse Effect on the Company.

     THE COMPANY MAY ENCOUNTER CERTAIN RISKS AND FINANCING CONSTRAINTS WHEN IMPLEMENTING THE COMPANY'S BUSINESS STRATEGY.

     At the time of the 1998 Spin Off, the Company's business strategy was to diversify the Company from the Kindred tenant concentration. As a result of the Kindred bankruptcy proceedings, the Company suspended the implementation of its original business strategy in 1999 and continued such suspension through 2001. The Company's current business strategy is preserving and maximizing stockholders' capital by means that include (a) the reduction of the amount of the Company's indebtedness and a reduction of the average all-in cost of the Company's indebtedness and (b) the implementation of a measured and disciplined diversification and growth program to reduce the Company's dependence on Kindred. The ability of the Company to pursue certain of these objectives may be restricted by the terms of the Credit Agreement.

     If the Company pursues acquisitions or development of additional healthcare or other properties, the Company may encounter certain risks and financing constraints. Acquisitions entail general investment risk associated with any real estate investments, including risks that investments will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate, and the inability of the tenant/operator to meet performance expectations. The Company does not presently contemplate any development projects, although if the Company were to pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion. The fact that the Company must distribute 90% of its net taxable income in order to maintain qualification as a REIT may limit the Company's ability to rely upon rental payments from its properties or subsequently acquired properties to finance acquisitions or new developments. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions or development activities might be curtailed or cash available for distribution would be adversely impaired.

     The Company will compete for investment opportunities with certain entities that may have substantially greater financial resources. The Company's ability to compete successfully for such opportunities is affected by many factors, including the cost to the Company of obtaining debt and equity capital at rates comparable to or better than its competitors. Competition generally may reduce the number of suitable investment opportunities available to the Company and increase the bargaining power of property owners seeking to sell, thereby impeding the implementation of the Company's business strategy.

     THE COMPANY MAY JEOPARDIZE ITS REIT STATUS IF IT VIOLATES THE 10% SECURITIES TEST OR THE 5% ASSET TEST BECAUSE OF THE VALUE OF THE KINDRED COMMON STOCK.

     The Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company's rental revenues. Under the Kindred Reorganization Plan, the Company received 1,498,500 shares of Kindred common stock on April 20, 2001 as future rent. The Company sold 83,300 of those shares of Kindred common stock on November 14, 2001 through an underwritten offering, and distributed 334,886 shares of Kindred common stock as part of the 2001 dividend. Consequently, the Company currently owns 1,080,314 shares of Kindred common stock. If the Company violated or violates the 10% securities test, Kindred would be a related party tenant and consequently, the rents from Kindred would not qualify as "rents from real property" under the Code. As a result, the Company would lose its REIT status because the Company likely would not be able to satisfy either the 75% or the 95% gross income test. See "Business-- Federal Income Tax Considerations."

     In addition, if the value of the Company's shares of Kindred common stock exceeds 5% of the value of the Company's total assets at the end of the quarter in which the Company received the Kindred common stock or at the end of any subsequent quarter (except where such excess in subsequent quarters is caused by value fluctuations of the Company's various investments and not by the acquisition or disposition of assets) the Company would violate the 5% asset test. Consequently, the Company would lose its REIT status unless it timely cured the violation under the applicable provisions of the Code. There can be no assurance that relief for such a violation would be available. See "Business-- Federal Income Tax Considerations."

     THE COMPANY MAY NOT HAVE SUFFICIENT CASH OR OTHER LIQUID ASSETS TO MEET THE 90% DISTRIBUTION REQUIREMENT BECAUSE OF TIMING ISSUES AND OTHER CASH NEEDS AND MAY THEREFORE NEED TO ENGAGE IN SPECIFIC TRANSACTIONS IN ORDER TO MAINTAIN ITS REIT QUALIFICATION.

     To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, the Company must make distributions to its stockholders. Although the Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the distribution requirement, it is possible that from time to time, the Company may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses on the one hand and the inclusion of that income and deduction of those expenses in arriving at the Company's taxable income. In addition, nondeductible expenses such as principal amortization or repayments or capital expenditures in excess of noncash deductions may also cause the Company to fail to have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement.

     In the event that timing differences or other cash needs occur, the Company may find it necessary to borrow funds, issue equity securities (although there can be no assurance that the Company will be able to do so), pay taxable stock dividends if possible, distribute other property or securities (including Kindred common stock) or engage in a transaction intended to enable the Company to meet the REIT distribution requirements. The terms of the Credit Agreement restrict the Company's ability to engage in some of these transactions. In addition, any of these transactions would likely require the consent of the required lenders under the Credit Agreement. There can be no assurance that the Company can obtain the consent of the required lenders. In addition, the failure of Kindred to make rental payments under the Master Leases would impair significantly the Company's ability to make distributions. The registration requirements under the Securities Act, the rules and regulations of the New York Stock Exchange and the Commission and other applicable laws, rules and regulations also restrict the ability of the Company to engage in some of these transactions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate. Although the Company intends to continue to qualify as a REIT for the year ending December 31, 2002 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT.

     EVEN THOUGH ATRIA, INC. ("ATRIA") HAS ASSUMED AND AGREED TO REPAY INDEBTEDNESS EVIDENCED BY BONDS THAT THE COMPANY ISSUED UNDER THE SPIN OFF OF THE COMPANY'S ASSISTED LIVING OPERATIONS, THE COMPANY MAY STILL BE LIABLE FOR THE INDEBTEDNESS IF ATRIA CANNOT OR DOES NOT HONOR ITS OBLIGATIONS.

     The Company has issued bonds to residents of an assisted living facility that is owned by the Company, and leased to and operated by Atria. Proceeds from the bonds are paid to and utilized by Atria. The obligation to repay the bonds is secured by a mortgage and trust indenture that encumbers (among other property) the assisted living facility. Currently, based solely upon information obtained from Atria, the bonds evidence an aggregate principal amount of indebtedness of approximately $29.4 million. In connection with the Company's spin off of its assisted living operations and related assets and liabilities to Atria in 1996, Atria assumed and agreed to repay the indebtedness and to indemnify and hold the Company harmless from and against all amounts the Company may be obligated to pay under the mortgage and trust indenture, including the obligation to repay the bonds. The Company may remain the primary obligor under the bonds and the mortgage and trust indenture. If Atria is unable to or does not satisfy these obligations, the Company may be liable for these obligations. There can be no assurance that Atria will have sufficient means to enable it to satisfy its obligations or will continue to honor those obligations under the mortgage and trust indenture and the bonds. However, the Company believes that Atria's failure to satisfy its obligations would, subject to any applicable defenses available to Atria, allow the Company to terminate the lease between Atria and the Company, repossesses the property, and exercise all other available remedies under the lease between Atria and the Company. The Company's payment or performance of these obligations could have a Material Adverse Effect on the Company. The Company is currently engaged in efforts to have itself released from liability under the bonds and the mortgage and trust indenture. There can be no assurance that the Company will be successful in its attempts to be released from this potential liability. A lawsuit is pending against the Company wherein Atria is seeking, among other things, a declaration that Atria's indemnity obligation in favor of the Company relative to the bonds is void and unenforceable. See "Note 12--Litigation--Other Legal Proceedings" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein.

     AN UNPAID CREDITOR OR REPRESENTATIVE OF CREDITORS COULD BRING A LAWSUIT AGAINST THE COMPANY ALLEGING FRAUDULENT CONVEYANCE OR AN UNLAWFUL DIVIDEND REGARDING THE 1998 SPIN OFF AND A COURT COULD RULE THAT THE COMPANY HAD VIOLATED FRAUDULENT CONVEYANCE LAWS.

     The 1998 Spin Off, including the simultaneous distribution of the Kindred common stock to its stockholders, could be subject to review under various federal and state laws and could lead to claims being asserted against the Company, directly or indirectly, alleging that the 1998 Spin Off involved a fraudulent conveyance, an unlawful dividend, misrepresentation or other conduct giving rise to liability on the part of the Company. If a court were to conclude that the 1998 Spin Off was improper or otherwise violated applicable law, it could, among other things, order that the holders of the stock return the value of the stock and any dividends paid thereon and invalidate, in whole or in part, the 1998 Spin Off. The Company believes that the Company and each of its subsidiaries were generally solvent at the time of the 1998 Spin Off, were able to repay their debts as they matured following the 1998 Spin Off and had sufficient capital to carry on their respective businesses. The Company also believes that the 1998 Spin Off was consummated entirely in compliance with Delaware law. There can be no assurance that a court would reach the same conclusions.

     THE COMPANY MAY STILL BE SUBJECT TO CORPORATE LEVEL TAXES.

     Following the Company's REIT election, the Company is considered to be a former C corporation for income tax purposes. Therefore, potentially, the Company remains subject to corporate level taxes for any asset dispositions occurring between January 1, 1999 and December 31, 2008. The Internal Revenue Service is currently reviewing the Company's federal tax returns for tax years ended December 31, 1997 and 1998 and may also review the Company's federal tax returns for subsequent years. There can be no assurance as to the ultimate outcome of these matters or whether that outcome will have a Material Adverse Effect on the Company.

     However, if there are any resulting tax liabilities for the tax years ended December 31, 1997 and 1998, the Company intends to use the net operating loss carryforwards, if any (including the NOL carryforwards that were utilized to offset its federal income tax liability for 1999 and 2000) to satisfy those tax liabilities. If the tax liabilities exceed the amount of NOL carryforwards, then the Company will use the escrowed amounts under the Tax Refund Escrow Agreement to satisfy the remaining tax liabilities. To the extent that NOL carryforwards and escrowed amounts are not sufficient to satisfy the tax liabilities, Kindred has indemnified the Company for specific tax liabilities and Kindred has assumed these obligations under the Tax Refund Escrow Agreement. There can be no assurance that the NOL carryforwards and the escrowed amounts will be sufficient to satisfy these liabilities, that Kindred has any obligation to indemnify the Company for particular tax liabilities, that Kindred will have sufficient financial means to enable it to satisfy its indemnity obligations under the Tax Refund Escrow Agreement or that Kindred will continue to honor its indemnification obligations.

     THE COMPANY'S RENTAL REVENUES MAY DECREASE IF THE TERMS OF THE LEASES ON ITS FACILITIES EXPIRE AND THE COMPANY IS UNABLE EITHER TO LOCATE A SATISFACTORY TENANT OR TO RELET THE FACILITIES ON THE SAME OR BETTER TERMS.

     When the term of the leases on the Company's facilities expire, if the then current tenants do not renew the lease or a renewal term does not exist, then the Company will have to relet the facility to the tenant or locate a substitute tenant. There can be no assurance that the Company will be able to locate a satisfactory tenant for the facilities or that the Company will be able to relet the facilities upon the same or better terms. If the Company is unable to locate satisfactory tenants for the facilities as the leases expire or if the Company is unable to lease the facilities on the same or better terms, then the Company's rental revenues from the affected facilities will decrease.

     ONE OF THE COMPANY'S INTEREST RATE SWAP AGREEMENTS MAY OBLIGATE THE COMPANY TO POST COLLATERAL WHICH COULD NEGATIVELY IMPACT ITS LIQUIDITY AND ACCESS TO FINANCING.

     The terms of the Company's interest rate swap agreement entered into at the time of the 1998 Spin Off (the "1998 Swap") requires that the Company make a cash payment or otherwise post collateral to the other party to the 1998 Swap if the fair value loss to the Company exceeds specified threshold levels. Under the 1998 Swap, if collateral must be posted, the amount of that collateral must equal the difference between the fair value unrealized loss of the 1998 Swap at the time of such determination and the threshold amount. The posting of collateral under the 1998 Swap could negatively impact the Company's liquidity and access to financing. There can be no assurance that the Company will have sufficient assets, income and access to financing to enable it to post collateral if required to do so under the 1998 Swap. Failure to post collateral under the terms of the 1998 Swap could have a Material Adverse Effect on the Company.

     THE COMPANY HEDGES FLOATING-RATE DEBT WITH INTEREST RATE SWAPS AND MAY RECORD CHARGES ASSOCIATED WITH THE TERMINATION OR CHANGE IN VALUE OF THESE INTEREST SWAPS.

     The Company has interest rate swaps that hedge interest payment obligations on floating-rate debt. The Company periodically assesses its interest rate swaps in relation to its outstanding balances of floating-rate debt, and based on such assessments may terminate portions of its swaps or enter into additional swaps. Termination of swaps with accrued losses, or changes in the value of swaps as a result of falling interest rates, would result in charges to the Company's earnings, which could be significant.

     IF THE COMPANY OR ITS PROPERTIES BECOME INVOLVED IN ENVIRONMENTAL CLAIMS, IT COULD INCUR SUBSTANTIAL LIABILITIES AND COSTS.

     Under environmental laws and regulations, a current or former owner of real property may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons, natural resources and adjacent property). Such laws and regulations often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of a current or former operator of the property. While the Company is generally indemnified by the operators of its properties for any environmental costs or liabilities relating to conditions arising while they operate the facilities, this indemnification may not be sufficient. See "Business--Environmental Regulation."

Item 2. Properties

     The Company believes that it has a diversified portfolio of healthcare facilities in terms of geography and the healthcare services provided at such facilities. The Company believes that the geographic diversity of the properties makes the portfolio less susceptible to adverse changes in state regulation and regional economic downturns after consideration of the changes to the terms of the Original Master Leases that were affected by the Master Leases. The long-term acute care hospitals owned or ground leased by the Company primarily provide long-term acute care to medically complex, chronically ill patients, covering approximately 4,033 beds in 44 hospitals as of December 31, 2001. The nursing facilities owned or ground leased by the Company are leading providers of rehabilitation services, including physical, occupational and speech therapies, and care for patients with Alzheimer's disease, covering approximately 27,952 beds in 216 nursing facilities as of December 31, 2001. The personal care facilities owned by the Company provide services including supporting living services, neurorehabilitation, neurobehavioral management and vocational programs, covering approximately 136 beds in eight centers as of December 31, 2001.

     The Company leases its corporate offices in Louisville, Kentucky.

     The following tables set forth information for each of the Master Leases and the facilities leased thereunder. The chart also includes under the heading "Other Facilities" those properties under leases with non-Kindred lessees. The Company and Ventas Realty granted mortgage liens on all of the properties covered by Master Leases No. 1, 2, 3 and 4 and all of the "Other Facilities" effective February 28, 2000 as security for the indebtedness under the Credit Agreement. Ventas Finance granted mortgage liens on all of the properties covered by the CMBS Master Lease effective December 12, 2001 as security for the indebtedness under the CMBS Loan Agreement.

                                                            Number of   Number of              Number of
                                                            ---------   ---------              ---------
                                       Number of             Skilled     Skilled   Number of   Personal
                                       ---------             -------     -------   ---------   --------
                                       Hospital   Licensed   Nursing     Nursing    Personal     Care
                                       --------   --------   -------     -------    --------     -----
                                      Facilities  Hospital  Facilities  Facility      Care     Facility
                                      ----------  --------  ----------  --------      ----     --------
                                        ("H")       Beds     ("SNF")      Beds     Facilities    Beds
                                        -----       ----     -------      ----     ----------    ----
Master Lease 1 ...................        17       1,532      43         4,801        --          --
Master Lease 2 ...................         9         968      45         5,846        --          --
Master Lease 3 ...................         9         708      38         4,919        --          --
Master Lease 4 ...................         9         825      44         5,762        --          --
CMBS Master Lease(a) .............        --         --       40         5,668        --          --
                                          --       -----     ---       -------        --          --
Total All Kindred Leases .........        44       4,033     210       26,996
Other Leases .....................        --        --        6            956         8          136
                                          --        --        -        -------        --          ---
Total All Leases .................        44       4,033     216       27,952          8          136
                                          ==       =====     ===       ======         ==          ===

     (a) The 40 facilities presently covered by the CMBS Master Lease were carved out of Master Lease 1. Master Lease 1 originally contained 100 facilities and now contains 60 facilities.

MASTER LEASE NO. 1

                                                                                                Facility
                                                                                                --------
Facility Name                                                     City               State       Type
-------------                                           ------------------------     ------      ----
Kindred Hospital--Phoenix ............................. Phoenix                       AZ           H
Valley Healthcare & Rehabilitation Center ............. Tucson                        AZ          SNF
Sonoran Rehabilitation & Care Center .................. Phoenix                       AZ          SNF
Kindred Hospital--San Leandro ......................... San Leandro                   CA           H
Kindred Hospital--Orange County ....................... Westminster                   CA           H
Kindred Hospital--San Diego ........................... San Diego                     CA           H
Recovery Inn of Menlo Park ............................ Menlo Park                    CA           H
La Veta Healthcare Center (a) ......................... Orange                        CA          SNF
Bay View Nursing & Rehabilitation Center .............. Alameda                       CA          SNF
Aurora Care Center .................................... Aurora                        CO          SNF
Andrew House Healthcare ............................... New Britain                   CT          SNF
Nutmeg Pavilion Healthcare ............................ New London                    CT          SNF
Kindred Hospital--Coral Gables ........................ Coral Gables                  FL           H
Kindred Hospital--North Florida ....................... Green Cove Spr.               FL           H

East Manor Medical Care Center ........................ Sarasota                      FL         SNF
Cascade Care Center ................................... Caldwell                      ID         SNF
Mountain Valley Care and Rehabilitation ............... Kellogg                       ID         SNF
Kindred Hospital--Chicago North ....................... Chicago                       IL          H
Kindred Hospital--Northlake ........................... Northlake                     IL          H
Kindred Hospital--LaGrange ............................ LaGrange                      IN          H
Kindred Hospital--Indianapolis ........................ Indianapolis                  IN          H
Westview Nursing & Rehabilitation Center .............. Bedford                       IN         SNF
Kindred Hospital--Louisville .......................... Louisville                    KY          H
Lexington Centre for Health & Rehabilitation .......... Lexington                     KY         SNF
Northfield Centre for Health & Rehabilitation ......... Louisville                    KY         SNF
Laurel Ridge Rehabilitation & Nursing Center .......... Jamaica Plain                 MA         SNF
Country Manor Rehabilitation & Nursing Center ......... Newburyport                   MA         SNF
Hammersmith House Nursing Care Center ................. Saugus                        MA         SNF
Timberlyn Heights Nursing & Alz. Center ............... Great Barrington              MA         SNF
Briarwood Health Care Nursing Ctr ..................... Needham                       MA         SNF
West Roxbury Manor .................................... West Roxbury                  MA         SNF
Colony House Nursing & Rehabilitation Center .......... Abington                      MA         SNF
Harrington House Nursing & Rehabilitation Center ...... Walpole                       MA         SNF
Norway Rehabilitation & Living Center ................. Norway                        ME         SNF
Shore Village Rehabilitation & Nursing Center ......... Rockland                      ME         SNF
Brentwood Rehabilitation & Nursing Center ............. Yarmouth                      ME         SNF
Fieldcrest Manor Nursing Home ......................... Waldoboro                     ME         SNF
Kindred Hospital--Minneapolis ......................... Golden Valley                 MN          H
Kindred Hospital--St. Louis ........................... St. Louis                     MO          H
Park Place Health Care Center ......................... Great Falls                   MT         SNF
Parkview Acres Care & Rehabilitation Center ........... Dillon                        MT         SNF
Silas Creek Manor ..................................... Winston-Salem                 NC         SNF
Chapel Hill Rehabilitation & Healthcare Center ........ Chapel Hill                   NC         SNF
Las Vegas Healthcare & Rehabilitation Center .......... Las Vegas                     NV         SNF
Minerva Park Nursing & Rehabilitation Center .......... Columbus                      OH         SNF
Lebanon Country Manor ................................. Lebanon                       OH         SNF
Kindred Hospital--Oklahoma City ....................... Oklahoma City                 OK          H
Sunnyside Care Center ................................. Salem                         OR         SNF
Kindred Hospital--Pittsburgh .......................... Oakdale                       A          H
Kindred Hospital--Chattanooga ......................... Chattanooga                   N          H
Madison Healthcare & Rehabilitation Center ............ Madison                       TN         SNF
Wasatch Care Center ................................... Ogden                         UT         SNF
Arden Rehabilitation & Healthcare Ctr ................. Seattle                       WA         SNF
Northwest Continuum Care Center ....................... Longview                      WA         SNF
Heritage Health & Rehabilitation Center ............... Vancouver                     WA         SNF
Queen Anne Healthcare ................................. Seattle                       WA         SNF
Colony Oaks Care Center ............................... Appleton                      WI         SNF
North Ridge Med. & Rehabilitation Center .............. Manitowoc                     WI         SNF
Family Heritage Med. & Rehabilitation Center .......... Wisconsin Rapids              WI         SNF
Mountain Towers Healthcare & Rehabilitation ........... Cheyenne                      WY         SNF

 MASTER LEASE NO. 2

                                                                                                Facility
                                                                                                --------
Facility Name                                                     City               State       Type
-------------                                           ------------------------     ------      ----
Rehabilitation & Healthcare Center of Birmingham (a)... Birmingham                    AL         SNF
Desert Life Rehabilitation & Care Center .............. Tucson                        AZ         SNF
Kindred Hospital--Ontario ............................. Ontario                       CA          H
Magnolia Gardens Care Center .......................... Burlingame                    CA         SNF
Maywood Acres Healthcare Center ....................... Oxnard                        CA         SNF
Cherry Hills Health Care Center ....................... Englewood                     CO         SNF
Hamilton Rehabilitation & Healthcare Center ........... Norwich                       CT         SNF
Homestead Health Center ............................... Stamford                      CT         SNF
Kindred Hospital--St. Petersburg ...................... St. Petersburg                FL          H
Kindred Hospital--Central Tampa ....................... Tampa                         FL          H
Titusville Rehabilitation & Nursing Center ............ Titusville                    FL         SNF

Bay Pointe Nursing Pavilion ........................... St. Petersburg                FL         SNF
Rehabilitation & Healthcare Center of Tampa ........... Tampa                         FL         SNF
Rehabilitation & Health Center of Cape Coral .......... Cape Coral                    FL         SNF
Casa Mora Rehabilitation & Ext Care (a) ............... Bradenton                     FL         SNF
Lafayette Nursing & Rehabilitation Center ............. Fayetteville                  GA         SNF
Hillcrest Rehabilitation Care Center .................. Boise                         ID         SNF
Nampa Care Center ..................................... Nampa                         ID         SNF
Weiser Rehabilitation and Care Center ................. Weiser                        ID         SNF
Kindred Hospital--Sycamore ............................ Sycamore                      IL          H
Rolling Hills Health Care Center ...................... New Albany                    IN         SNF
Windsor Estates Health & Rehabilitation Ctr ........... Kokomo                        IN         SNF
Parkwood Health Care Center ........................... Lebanon                       IN         SNF
Columbus Health & Rehabilitation Center ............... Columbus                      IN         SNF
Oakview Nursing & Rehabilitation Center ............... Calvert City                  KY         SNF
Maple Manor Healthcare Center ......................... Greenville                    KY         SNF
Crawford Skilled Nursing & Rehabilitation Center ...... Fall River                    MA         SNF
Hallmark Nursing & Rehabilitation Center .............. New Bedford                   MA         SNF
Hillcrest Nursing Home ................................ Fitchburg                     MA         SNF
Country Gardens Sk. Nursing & Rehabilitation .......... Swansea                       MA         SNF
Franklin Sk. Nursing & Rehabilitation Center .......... Franklin                      MA         SNF
Eastside Rehabilitation and Living Center ............. Bangor                        ME         SNF
Kennebunk Nursing Center .............................. Kennebunk                     ME         SNF
Kindred Hospital--Metro Detroit ....................... Detroit                       MI          H
Kindred Hospital--Kansas City ......................... Kansas City                   MO          H
LaSalle Healthcare Center ............................. Durham                        NC         SNF
Guardian Care of Henderson ............................ Henderson                     NC         SNF
Guardian Care of Kinston .............................. Kinston                       NC         SNF
Guardian Care of Elizabeth City ....................... Elizabeth City                NC         SNF
Greenbriar Terrace Healthcare (a) ..................... Nashua                        NH         SNF
Torrey Pines Care Center .............................. Las Vegas                     NV         SNF
West Lafayette Rehabilitation & Nursing Ctr ........... West Lafayette                OH         SNF
Cambridge Health & Rehabilitation Center .............. Cambridge                     OH         SNF
Health Havens Nursing & Rehabilitation Center ......... E. Providence                 RI         SNF
Primacy Healthcare & Rehabilitation Center ............ Memphis                       TN         SNF
Kindred Hospital--Ft. Worth Southwest ................. Ft. Worth                     TX          H
Kindred Hospital--Houston Northwest ................... Houston                       TX          H
Kindred Hospital--Ft. Worth West ...................... Ft. Worth                     TX          H
Wasatch Valley Rehabilitation ......................... Salt Lake City                UT         SNF
Harbour Pointe Med. & Rehabilitation Ctr .............. Norfolk                       VA         SNF
Bay Pointe Medical & Rehabilitation Centre ............ Virginia Beach                VA         SNF
Lakewood Healthcare Center ............................ Lakewood                      WA         SNF
San Luis Medical & Rehabilitation Center .............. Greenbay                      WI         SNF
Colonial Manor Medical & Rehabilitation Center ........ Wausau                        WI         SNF

 MASTER LEASE NO. 3

                                                                                                Facility
                                                                                                --------
Facility Name                                                     City               State       Type
-------------                                           ------------------------     ------      ----
Rehabilitation & Healthcare Center of Mobile (a) ...... Mobile                        AL         SNF
Villa Campana Health Center ........................... Tucson                        AZ         SNF
THC--Orange County .................................... Brea                          CA          H
Californian Care Center ............................... Bakersfield                   CA         SNF
Alta Vista Healthcare Center .......................... Riverside                     CA         SNF
Brighton Care Center .................................. Brighton                      CO         SNF
Camelot Nursing & Rehabilitation Center ............... New London                    CT         SNF
Parkway Pavilion Healthcare ........................... Enfield                       CT         SNF
Kindred Hospital--Hollywood ........................... Hollywood                     FL          H
Healthcare & Rehabilitation Ctr of Sanford ............ Sanford                       FL         SNF
Carrollwood Care Center ............................... Tampa                         FL         SNF
Windsor Woods Convalescent Center ..................... Hudson                        FL         SNF
Highland Pines Rehabilitation Center .................. Clearwater                    FL         SNF
Savannah Rehabilitation & Nursing Center .............. Savannah                      GA         SNF
Specialty Care of Marietta ............................ Marietta                      GA         SNF

Emmett Rehabilitation and Healthcare .................. Emmett                        ID         SNF
Meadowvale Health & Rehabilitation Center ............. Bluffton                      IN         SNF
Wedgewood Healthcare Center ........................... Clarksville                   IN         SNF
Cedars of Lebanon Nursing Center ...................... Lebanon                       KY         SNF
Riverside Manor Health Care ........................... Calhoun                       KY         SNF
Danville Centre for Health & Rehabilitation ........... Danville                      KY         SNF
Kindred Hosp--Boston Northshore ....................... Peabody                       MA          H
Kindred Hospital--Boston .............................. Boston                        MA          H
Presentation Nursing & Rehabilitation Center .......... Brighton                      MA         SNF
Sachem Nursing & Rehabilitation Center ................ East Bridgewater              MA         SNF
Newton and Wellesley Alzheimer Center ................. Wellesley                     MA         SNF
River Terrace ......................................... Lancaster                     MA         SNF
Augusta Rehabilitation Center ......................... Augusta                       ME         SNF
Brewer Rehabilitation & Living Center ................. Brewer                        ME         SNF
Westgate Manor ........................................ Bangor                        ME         SNF
Kindred Hospital--Detroit ............................. Lincoln Park                  MI          H
Kindred Hospital--Greensboro .......................... Greensboro                    NC          H
Pettigrew Rehabilitation & Healthcare Center .......... Durham                        NC         SNF
Raleigh Rehabilitation & Healthcare Center ............ Raleigh                       NC         SNF
Lincoln Nursing Center (a) ............................ Lincolnton                    NC         SNF
Guardian Care of Zebulon .............................. Zebulon                       NC         SNF
THC--Las Vegas Hospital ............................... Las Vegas                     NV          H
Medford Rehab & Healthcare Centre ..................... Medford                       OR         SNF
Wyomissing Nursing & Rehabilitation Center ............ Reading                       PA         SNF
Cordova Rehabilitation & Nursing Center ............... Cordova                       TN         SNF
Kindred Hospital--San Antonio ......................... San Antonio                   TX          H
Kindred Hospital--Mansfield ........................... Mansfield                     TX          H
Crosslands Rehabilitation & Health Care Ctr ........... Sandy                         UT         SNF
Edmonds Rehabilitation & Healthcare Center ............ Edmonds                       WA         SNF
Vallhaven Care Center ................................. Neenah                        WI         SNF
Mt. Carmel Medical & Rehabilitation Center ............ Burlington                    WI         SNF
Mt. Carmel Medical & Rehabilitation Center ............ Milwaukee                     WI         SNF

MASTER LEASE NO. 4

                                                                                                Facility
                                                                                                --------
Facility Name                                                     City               State       Type
-------------                                           ------------------------     ------      ----
Rehabilitation & Healthc. Center of Huntsville ........ Huntsville                    AL         SNF
Kindred Hospital--Tucson .............................. Tucson                        AZ          H
Kachina Point Health Care & Rehabilitation ............ Sedona                        AZ         SNF
Valley Gardens HC & Rehabilitation .................... Stockton                      CA         SNF
Village Square Nursing & Rehabilitation Center ........ San Marcos                    CA         SNF
Kindred Hospital--Denver .............................. Denver                        CO          H
Castle Garden Care Center ............................. Northglenn                    CO         SNF
Windsor Rehabilitation & Healthcare Center ............ Windsor                       CT         SNF
Courtland Gardens Health Center, Inc. ................. Stamford                      CT         SNF
Kindred Hospital--Ft. Lauderdale ...................... Ft. Lauderdale                FL          H
Colonial Oaks Rehabilitation Center--Ft. Myers ........ Ft. Meyers                    FL         SNF
Evergreen Woods Health & Rehabilitation ............... Springhill                    FL         SNF
North Broward Rehabilitation & Nursing Center ......... Pompano Beach                 FL         SNF
Pompano Rehabilitation/Nursing Center ................. Pompano Beach                 FL         SNF
Abbey Rehabilitation & Nsg. Center .................... St. Petersburg                FL         SNF
Tucker Nursing Center ................................. Tucker                        GA         SNF
Moscow Care Center .................................... Moscow                        ID         SNF
Kindred Hospital--Lake Shore .......................... Chicago                       IL          H
Valley View Health Care Center ........................ Elkhart                       IN         SNF
Wildwood Healthcare Center ............................ Indianapolis                  IN         SNF
Bremen Health Care Center ............................. Bremen                        IN         SNF
Rosewood Healthcare Center ............................ Bowling Green                 KY         SNF
Hillcrest Health Care Center .......................... Owensboro                     KY         SNF
Woodland Terrace Health Care Fac. ..................... Elizabethtown                 KY         SNF
Harrodsburg Health Care Center ........................ Harrodsburg                   KY         SNF

Kindred Hospital--New Orleans ......................... New Orleans                   LA          H
Brigham Manor Nursing & Rehabilitation Ctr ............ Newburyport                   MA         SNF
Oakwood Rehabilitation & Nursing Center ............... Webster                       MA         SNF
Star of David Nursing & Rehabilitation/Alz Center ..... West Roxbury                  MA         SNF
Brittany Healthcare Center ............................ Natick                        MA         SNF
Den-Mar Rehabilitation & Nursing Center (a) ........... Rockport                      MA         SNF
Embassy House Sk. Nursing & Rehabilitation ............ Brockton                      MA         SNF
Great Barrington Rehabilitation & Nursing Center ...... Great Barrington              MA         SNF
Winship Green Nursing Center .......................... Bath                          ME         SNF
Rose Manor Health Care Center ......................... Durham                        NC         SNF
Guardian Care of Rocky Mount. (a) ..................... Rocky Mount                   NC         SNF
Homestead Health Care & Rehabilitation Ctr ............ Lincoln                       NE         SNF
Kindred Hospital--Albuquerque (a) ..................... Albuquerque                   NM          H
Chillicothe Nursing & Rehabilitation Center ........... Chillicothe                   OH         SNF
Pickerington Nursing & Rehabilitation Center .......... Pickerington                  OH         SNF
Logan Health Care Center .............................. Logan                         OH         SNF
Bridgepark Center for Rehabilitation & Nursing Sv. .... Akron                         OH         SNF
Kindred Hospital--Philadelphia ........................ Philadelphia                  PA          H
Oak Hill Nursing & Rehabilitation Center .............. Pawtucket                     RI         SNF
Kindred Hospital--Houston (a) ......................... Houston                       TX          H
San Pedro Manor ....................................... San Antonio                   TX         SNF
Kindred Hospital--Arlington, VA ....................... Arlington                     VA          H
Birchwood Terrace Healthcare (a) ...................... Burlington                    VT         SNF
Bellingham Health Care & Rehabilitation Svc ........... Bellingham                    WA         SNF
Eastview Medical & Rehabilitation Center .............. Antigo                        WI         SNF
Kennedy Park Medical & Rehabilitation Center .......... Schofield                     WI         SNF
South Central Wyoming HC. & Rehabilitation ............ Rawlins                       WY         SNF
Kindred Corydon ....................................... Corydon                       IN         SNF

(a) The land is leased under a ground lease and improvements are owned by the Company. Upon expiration of the ground lease, the improvements revert to the landlord.

CMBS MASTER LEASE


Facility Name                                                     City               State   Facility Type
-------------                                           ------------------------     ------  -------------
Canyonwood Nursing & Rehab. Ctr.                        Redding                       CA         SNF
Muncie Health Care & Rehab.                             Muncie                        IN         SNF
Winchester Centre for Health/Rehab.                     Winchester                    KY         SNF
Wind River Healthcare & Rehab. Ctr.                     Riverton                      WY         SNF
Guardian Care of Roanoke Rapids                         Roanoke Rapids                NC         SNF
Coshocton Health & Rehab. Ctr.                          Coshocton                     OH         SNF
Lewiston Rehabilitation & Care Ctr.                     Lewiston                      ID         SNF
St. George Care and Rehab. Center                       St. George                    UT         SNF
Vancouver Healthcare & Rehab. Ctr.                      Vancouver                     WA         SNF
Nob Hill Healthcare Center                              San Francisco                 CA         SNF
Lawton Healthcare Center                                San Francisco                 CA         SNF
Southwood Health & Rehab Center                         Terre Haute                   IN         SNF
Columbia Healthcare Facility                            Evansville                    IN         SNF
Blue Hills Alzheimers Care Center                       Stoughton                     MA         SNF
Quincy Rehab. &  Nursing Center                         Quincy                        MA         SNF
Eagle Pond Rehab. & Living Center                       South Dennis                  MA         SNF
Blueberry Hill Healthcare                               Beverly                       MA         SNF
Walden Rehab. & Nursing Center                          Concord                       MA         SNF
Sunnybrook & HC Rehab Spec.                             Raleigh                       NC         SNF
Cypress Pointe Rehab & HC Center                        Wilmington                    NC         SNF
Winston-Salem Rehab & HC Center                         Winston-Salem                 NC         SNF
Rehab. & Nursing Center of Monroe                       Monroe                        NC         SNF
Hanover Terrace Healthcare                              Hanover                       NH         SNF
Franklin Woods Health Care Center                       Columbus                      OH         SNF
Winchester Place Nsg. & Rehab. Ctr.                     Canal Winchester              OH         SNF
Masters Health Care Center                              Algood                        TN         SNF

Nansemond Pointe Rehab. & HC Ctr. ..................... Suffolk                       VA         SNF
River Pointe Rehab. & Healthc. Ctr. ................... Virginia Beach                VA         SNF
Rainier Vista Care Center ............................. Puyallup                      WA         SNF
Savannah Specialty Care Center ........................ Savannah                      GA         SNF
Sheridan Medical Complex .............................. Kenosha                       WI         SNF
Woodstock Health & Rehab. Center ...................... Kenosha                       WI         SNF
Royal Oaks Healthcare & Rehab Ctr. .................... Terre Haute                   IN         SNF
Westridge Healthcare Center ........................... Marlborough                   MA         SNF
Bolton Manor Nursing Home ............................. Marlborough                   MA         SNF
Blue Ridge Rehab. & Healthcare Ctr. ................... Asheville                     NC         SNF
Rehab. & Health Center of Gastonia .................... Gastonia                      NC         SNF
Dover Rehab. & Living Center .......................... Dover                         NH         SNF
Federal Heights Rehab. & Nsg. Ctr. .................... Salt Lake City                UT         SNF
Sage View Care Center ................................. Rock Springs                  WY         SNF

OTHER FACILITIES


Facility Name                                                     City               State   Facility Type
-------------                                           ------------------------     ------  -------------
Birchwood Care Center .................................          Marne                MI         SNF
Clara Barton Terrace ..................................          Flint                MI         SNF
Autumnwood Manor ......................................         Lansing               MI         SNF
Bear Creek Rehabilitation Center ......................        Rochester              MN         SNF
Shadow Mountain Convalescent Center ...................        Las Vegas              NV         SNF
Marietta Convalescent Center ..........................        Marietta               OH         SNF
Tangram--8 sites ......................................        San Marcos             TX     Personal Care

Item 3. Legal Proceedings

     Reference is made to "Note 12--Litigation" to the Consolidated Financial Statements included in the Annual Report, which is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by this Item is incorporated by reference from page 18 of the Annual Report.

Item 6.  Selected Financial Data

     The information required by this Item is incorporated by reference from page 17 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is incorporated by reference from pages 19 to 29 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item is incorporated by reference from pages 24 to 27 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

     The report of independent auditors and consolidated financial statements included on pages 30 through 56 of the Annual Report are incorporated by reference herein. Quarterly Results of Operations on page 56 of the Annual Report is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

     The information required by these Items is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 14, 2002.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1) The following consolidated financial statements of the Company, included in the Annual Report, are incorporated by reference in Part II, Item 8 of this
     Report:

         Consolidated Balance Sheets--December 31, 2001 and 2000;
         Consolidated Statement of Operations--For the Years ended December 31, 2001, 2000, and 1999; Consolidated Statements of Shareholders' Equity--For the years ended December 31, 2001, 2000 and 1999; Consolidated Statements of Cash Flows--For the Years ended December 31, 2001, 2000, and 1999; and Notes to the Consolidated Financial Statements--December 31, 2001

(2) The following consolidated financial statement schedule is filed as part of this report beginning on page S-1.

         Schedule III--Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)  Exhibits:

       Exhibit
       Number                      Description of Document
------------------  ------------------------------------------------------------
  3.1.1(a)          Certificate of Incorporation of the Company, as amended.

  3.1.2(b) Certificate of Amendment to Certificate of Incorporation of the Company.

  3.2(c)            Third Amended and Restated Bylaws of the Company.

  4.1(d)            Specimen Common Stock Certificate.

  4.2.1(e) Loan and Security Agreement, dated as of December 12, 2001, between Ventas Finance I, LLC, as Borrower, and Merrill Lynch Mortgage Lending, Inc., as Lender.

  4.2.2(f) Form of Assignment of Leases and Rents, dated as of December 12, 2001, by Ventas Finance I, LLC, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee.

  4.2.3(g) Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 12, 2001, by Ventas Finance I, LLC, as Trustor, to first American Title Insurance Company, as Trustee, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Beneficiary.

  4.2.4(h) Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 12, 2001, by Ventas Finance I, LLC, as Mortgagor, to Merrill Lynch Mortgage Lending, Inc., as Mortgagee.

  4.2.5(i) Letter Agreement, dated December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to the Company and Ventas Finance I, LLC, regarding the use of certain insurance proceeds received in connection with a casualty to a collateral property under the Loan and Security Agreement.

        Exhibit
       Number                      Description of Document
------------------  ------------------------------------------------------------
  4.2.6(j) Letter Agreement, dated as of December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to JP Morgan Chase Bank, as Senior Collateral Agent and Junior Collateral
                    Agent under various credit agreements with Kindred Healthcare, Inc., and Ventas Finance I, LLC, as Landlord, concerning various notice requirements regarding the collateral property under the Loan and Security Agreement.

  4.2.7(k) Letter Agreement, dated as of December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to Ventas Realty, Limited Partnership and Ventas Finance I, LLC concerning various rent reset rights under the Master Lease Agreement among Ventas Finance I, LLC, as Landlord, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenants.

  4.2.8(l) Collateral Assignment of Interest Rate Protection Agreement, dated as of December 12, 2001, by Ventas Finance I, LLC, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee.


  4.2.9(m) Mortgage Loan Purchase Agreement, dated as of December 12, 2001, between Ventas Specialty I, LLC, as Purchaser, and Merrill Lynch Mortgage Lending, Inc., as Seller.

  4.2.10(n)         Promissory Note, dated as of December 12, 2001, from Ventas
                    Finance I, LLC as Borrower, to Merrill Lynch Mortgage
                    Lending, Inc., as Lender.

  4.2.11(o)         Form of Subordination, Non-Disturbance and Attornment
                    Agreement, dated as of December 12, 2001, by and among Kindred Healthcare, Inc. and Kindred Healthcare Operating,
                    Inc., as Tenant, Ventas Finance I, LLC, as Landlord, and
                    Merrill Lynch Mortgage Lending, Inc., as Lender.

  4.2.12(p)         Trust and Servicing Agreement, dated as of December 12,
                    2001, among Ventas Specialty I, LLC, as Depositor, First
                    Union National Bank, as Servicer and Special Servicer,
                    LaSalle Bank National Association, as Trustee and as Tax
                    Administrator, and ABN Amro Bank N.V., as Fiscal Agent.

  4.2.13(q)         Cash Management Agreement, dated as of December 12, 2001,
                    among Ventas Finance I, LLC, as Borrower, Merrill Lynch
                    Mortgage Lending, Inc., as Lender, and First Union National
                    Bank, as Agent.

  4.2.14(r)         Environmental Indemnity Agreement, dated as of December 12,
                    2001, by Ventas Finance I, LLC, as Borrower, and the
                    Company, as Guarantor, in favor of Merrill Lynch Mortgage
                    Lending, Inc., as Lender.

  4.2.15(s)         Exceptions to Non-recourse Guaranty, dated as of December
                    12, 2001, by the Company, as Guarantor, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Lender.

  4.2.16(t)         Certificate Purchase Agreement, dated as of December 4,
                    2001, by Ventas Specialty I, LLC and the Company to Merrill
                    Lynch Pierce, Fenner & Smith Incorporated and Morgan Stanley
                    & Co. Incorporated.

  4.2.17 Schedule of Agreements Substantially Identical in all Material Respects to Agreements filed as Exhibits 4.2.2, 4.2.3, 4.2.4 and 4.2.11 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K.

  4.3.1(u) Amended and Restated Credit, Security, Guaranty and Pledge Agreement, by and among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower thereunder, each of the Company and Ventas LP Realty, L.L.C., a Delaware limited liability company, as Guarantors, each of the Lenders therein named, Bank of America, N.A., as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent, dated as of January 31, 2000.

  4.3.2(v) Amendment and Waiver, dated as of December 20, 2000, to the Credit Agreement, among Ventas Realty, Limited Partnership, as Borrower, the Guarantors referred to in the Credit Agreement, Bank of America, N.A., as Lender, Issuing Bank and as Administrative Agent for the Lenders under the Credit Agreement, Morgan Guaranty Trust Company of New York, as a Lender and as Documentation Agent for the Lenders under the Credit Agreement, and the Consenting Lenders.

       Exhibit
       Number                      Description of Document
------------------  ------------------------------------------------------------
 4.3.3(w) Amendment No. 2 and Waiver, dated as of September 26, 2001, to the Credit Agreement, among Ventas Realty, Limited Partnership, as Borrower, the Guarantors referred to in the Credit Agreement, Bank of America, N.A., as Lender, Issuing Bank and Administrative Agent for the Lenders under the Credit Agreement, Morgan Guaranty Trust Company of New York, as a Lender and as Documentation Agent for Lenders under the Credit Agreement, and the Consenting Lenders.

  4.3.4(x) Assignment of Leases and Rents, dated as of January 31, 2000, from Ventas Realty, Limited Partnership, Assignor, to Bank of America, N.A., as Administrative Agent, Assignee, with respect to Facility no. 111 located at Rolling Hills Health Care Center, 36255 St. Joseph Road, New Albany, Indiana (Floyd County).

  4.3.5(y) Mortgage, Open End Mortgage, Deed of Trust, Trust Deed, Deed to Secure Debt, Credit Line Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of January 31, 2000, between Ventas Realty, Limited Partnership, Mortgagor/Trustor/Grantor/ Debtor, to Bank of America, N.A., as Administrative Agent, Mortgagee/Beneficiary/Grantee/Secured Party, with respect to Facility no. 111 located at Rolling Hills Health Care Center, 36255 St. Joseph Road, New Albany, Indiana (Floyd County).

  4.3.6(z) Schedule of Agreements Substantially Identical in all Material Respects to Agreements filed as Exhibits 4.3.4 and
                    4.3.5 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K.

  4.4.1(aa)         Rights Agreement, dated as of July 20, 1993, between the
                    Company and National City Bank, as Rights Agent.

  4.4.2(bb)         First Amendment to Rights Agreement, dated as of August 11,
                    1995, between the Company and National City Bank, as Rights
                    Agent.

  4.4.3(cc)         Second Amendment to Rights Agreement, dated February 1,
                    1998, between the Company and National City Bank, as Rights
                    Agent.

  4.4.4(dd)         Third Amendment to Rights Agreement, dated July 27, 1998,
                    between the Company and National City Bank, as Rights Agent.

  4.4.5(ee)         Fourth Amendment to Rights Agreement, dated as of April 15,
                    1999, between the Company and National City Bank, as Rights
                    Agent.

  4.4.6(ff)         Fifth Amendment to Rights Agreement, dated as of December
                    15, 1999, between the Company and National City Bank, as
                    Rights Agent.

  4.4.7(gg)         Sixth Amendment to Rights Agreement, dated as of May 22,
                    2000, between the Company and National City Bank, as Rights
                    Agent.

  4.5(hh)           Ventas, Inc. Distribution Reinvestment and Stock Purchase
                    Plan.

  4.6(ii)           Letter Agreement relating to a waiver of the provisions of
                    Article XII of the Certificate of Incorporation of the Company in favor of the Baupost Group, LLC, dated February 28, 2001.

  4.7(jj)           Letter Agreement relating to a waiver of the provisions of
                    Article XII of the Certificate of Incorporation of the Company in favor of Cohen & Steers Capital Management, Inc., dated May 8, 2000.

  4.8               Letter Agreement relating to a waiver of the provisions of
                    Article XII of the Certificate of Incorporation of the Company in favor of Cohen & Steers Management, Inc., dated February 25, 2002.

  4.9(kk)           Letter Agreement relating to a waiver of the provisions of
                    Article XII of the Certificate of Incorporation of the Company in favor of Cramer Rosenthal & McGlynn, LLC, Inc., dated February 14, 2001.

       Exhibit
       Number                      Description of Document
------------------  ------------------------------------------------------------
10.1(ll)*           Directors and Officers Insurance and Company Reimbursement
                    Policies.

10.2(mm)*           Form of Ventas, Inc. Promissory Note.

10.3(nn)*           Amendment to Promissory Note entered into as of December 31,
                    1998 by and between Ventas Realty, Limited Partnership and
                    W. Bruce Lunsford.

10.4.1 Agreement and Plan of Reorganization by and between the Company and Kindred Healthcare, Inc., dated as of April 30, 1998.

10.4.2 Distribution Agreement by and between Kindred Healthcare, Inc. and the Company, dated as of April 30, 1998.

10.4.3.1(oo)        Tax Allocation Agreement, dated as of April 30, 1998, by and between the Company and Kindred Healthcare, Inc.

10.4.3.2(pp)        Tax Refund Escrow Agreement and First Amendment of the Tax
                    Allocation Agreement, dated as of April 20, 2001, by and between Kindred Healthcare, Inc., on behalf of itself and each of its subsidiaries, and the Company, on behalf of itself and each of Ventas Realty, Limited Partnership and Ventas LP, Realty, L.L.C.

10.4.3.3 Cash Escrow Agreement, dated as of April 20, 2001, by and among Kindred Healthcare, Inc., the Company and State Street Bank and Trust Company.

10.4.4(qq)          Agreement of Indemnity--Third Party Leases, dated April 30,
                    1998, by and between Kindred Healthcare, Inc. and its subsidiaries and the Company.

10.4.5(rr)          Agreement of Indemnity--Third Party Contracts, dated
                    April 30, 1998, by and between Kindred Healthcare, Inc. and its subsidiaries and the Company.

10.5.1(ss)          Amended and Restated Master Lease Agreement No. 1, dated as of April 20, 2001, for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc.
                    and Kindred Operating, Inc., as Tenant.

10.5.2(tt)          Schedule of Agreements Substantially Identical in all
                    Material Respects to the Agreement filed as Exhibit 10.5.1 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K.

10.5.1(uu)          Lease Severance and Amendment Agreement, dated as of
                    December 12, 2001, by and among Kindred Healthcare, Inc., as
                    Tenant, Kindred Healthcare Operating, Inc., as Operator and
                    Tenant, and Ventas Realty, Limited Partnership, as Lessor.

10.5.2(vv)          Master Lease Agreement, dated as of December 12, 2001, by
                    and among Ventas Realty, Limited Partnership, as Lessor, and
                    Kindred Healthcare, Inc., and Kindred Healthcare Operating,
                    Inc., as Tenants.

10.6.1(ww)*         Form of Employment Agreement, dated as of July 31, 1998,
                    between the Company and each of W. Bruce Lunsford and Thomas
                    T. Ladt.

10.6.2(xx)*         Amendment to Employment Agreement entered into as of
                    December 31, 1998 by and between the Company and W. Bruce
                    Lunsford.

10.7(yy)*           Separation and Release Agreement, dated February 29, 2000, between the Company and Steven T. Downey.

10.8(zz)*           Employment Agreement, dated as of July 31, 1998, between the
                    Company and T. Richard Riney.

10.9(aaa)*          Employment Agreement, dated as of January 13, 1999, between the Company and John Thompson.

10.10.1(bbb)*       1987 Non-Employee Directors Stock Option Plan.

       Exhibit
       Number                      Description of Document
------------------  ------------------------------------------------------------
10.10.2(ccc)*       Amendment to the 1987 Non-Employee Directors Stock Option
                    Plan, dated April 30, 1998.

10.11.1(ddd)*       1987 Incentive Compensation Program.

10.11.2(eee)*       Amendment to the 1987 Incentive Compensation Program, dated
                    May 15, 1991.

10.11.3(fff)*       Amendment to the 1987 Incentive Compensation Program, dated
                    May 18, 1994.

10.11.4(ggg)*       Amendment to the 1987 Incentive Compensation Program, dated
                    February 15, 1995.

10.11.5(hhh)*       Amendment to the 1987 Incentive Compensation Program, dated
                    September 27, 1995.

10.11.6(iii)*       Amendment to the 1987 Incentive Compensation Program, dated
                    May 15, 1996.

10.11.7(jjj)*       Amendment to 1987 Incentive Compensation Program, dated
                    April 30, 1998.

10.11.8(kkk)*       Amendment to the 1987 Incentive Compensation Program, dated
                    December 31, 1998.

10.12(lll)*         Ventas, Inc. 2000 Incentive Compensation Plan.

10.13(mmm)*         Ventas, Inc. 2000 Stock Option Plan for Directors.

10.14(nnn)*         TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.

10.15(ooo)*         Ventas, Inc. Common Stock Purchase Plan for Directors.

10.16.1(ppp)*       Form of Ventas, Inc., formerly known as Vencor, Inc.,
                    Change-in-Control Severance Agreement.

10.16.2(qqq)*       Amendment No. 1 to Change-in-Control Severance Agreement
                    entered into as November 19, 1997 between the Company and W.
                    Bruce Lunsford.

10.16.3(rrr)*       Amendment No. 2 to Change-in-Control Severance Agreement
                    entered into as of December 31, 1998 by and between the Company and W. Bruce Lunsford.

10.16.4(sss)*       Form of Amendment to Change-in-Control Severance Agreement,
                    dated as of September 30, 1999, between the Company and each of Steven T. Downey, T. Richard Riney and John C. Thompson.

10.17(ttt)          Form of Indemnification Agreement for directors of TheraTx.

10.18(uuu)          Form of Assignment and Assumption of Lease Agreement between
                    Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31, 1990.

10.19(vvv)          Amended and Restated Guarantee Reimbursement Agreement,
                    dated as of April 28, 1998, among Kindred, Inc., Kindred
                    Healthcare, Inc. and Tenet Healthcare Corporation, Inc.

10.20(www)*         Employment Agreement, dated March 5, 1999, between the
                    Company and Debra A. Cafaro.

10.21(xxx)*         Form of Amendment to Employment Agreement, dated as of
                    September 30, 1999, between the Company and each of Steven
                    T. Downey, T. Richard Riney and John C. Thompson.

10.22(yyy)          First Amended and Restated Agreement of Limited Partnership,
                    executed and delivered by the Company and Ventas LP Realty, L.L.C., dated as of January 31, 2000.

10.23(zzz)*         Employment Agreement, dated May 6, 2000, by and between the
                    Company and Brian Wood.

10.24.1 ISDA Master Agreement, dated as of December 11, 2001, between Banc of America Financial Products, Inc. and Ventas Finance I, LLC.

       Exhibit
       Number                      Description of Document
------------------  ------------------------------------------------------------
10.24.2 Letter Agreement between Ventas Finance I, LLC and Banc of America Financial Products, Inc., dated December 11, 2001.

10.24.3 Letter Agreement between Ventas Realty, Limited Partnership and Bank of America, N.A., dated December 11, 2001.

10.25.1 ISDA Master Agreement, dated as of September 28, 2001, between Bank of America, N.A. and Ventas Realty, Limited Partnership.

10.25.2 Letter Agreement, dated October 25, 2001, between Bank of America, N.A. and Ventas Realty, Limited Partnership.

10.26.1(aaaa)       Registration Rights Agreement, dated as of April 20, 2001, by and among Kindred, Inc. and the Persons identified on
                    Schedule 1 thereto.

10.26.2(bbbb)       Amendment No. 1 to Registration Rights Agreement, dated as of August 13, 2001, by and among Kindred Healthcare, Inc.,
                    Ventas Realty, Limited Partnership and the other signatories thereto.

10.26.3(cccc)       Amendment No. 2 to Registration Rights Agreement, dated as of October 22, 2001, by and among Kindred Healthcare, Inc.,
                    Ventas Realty, Limited Partnership and the other signatories thereto.

10.26.4(dddd)       Waiver Agreement, dated as of August 13, 2001, by and among
                    Ventas Realty, Limited Partnership, Kindred Healthcare, Inc.
                    and Kindred Operating, Inc.

10.27* First Amendment to Employment Agreement, dated January 2, 2002, between Brian K. Wood and the Company.

10.28* Consulting Agreement, dated as of February 10, 2002, between Paragon Consulting Group, LLC and the Company.

13 Portions of the Annual Report to stockholders for the year ended December 31, 2001.

21                  Subsidiaries of the Company.

23                  Consent of Independent Auditors.

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

(e) Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed January 2, 2002.

(f) Incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K filed January 2, 2002.

(g) Incorporated herein by reference to Exhibit 4.3 to the Company's Form 8-K filed January 2, 2002.

(h) Incorporated herein by reference to Exhibit 4.4 to the Company's Form 8-K filed January 2, 2002.

(i) Incorporated herein by reference to Exhibit 4.5 to the Company's Form 8-K filed January 2, 2002.

(j) Incorporated herein by reference to Exhibit 4.6 to the Company's Form 8-K filed January 2, 2002.

(k) Incorporated herein by reference to Exhibit 4.7 to the Company's Form 8-K filed January 2, 2002.

(l) Incorporated herein by reference to Exhibit 4.8 to the Company's Form 8-K filed January 2, 2002.

(m) Incorporated herein by reference to Exhibit 4.9 to the Company's Form 8-K filed January 2, 2002.

(n) Incorporated herein by reference to Exhibit 4.10 to the Company's Form 8-K filed January 2, 2002.

(o) Incorporated herein by reference to Exhibit 4.11 to the Company's Form 8-K filed January 2, 2002.

(p) Incorporated herein by reference to Exhibit 4.12 to the Company's Form 8-K filed January 2, 2002.

(q) Incorporated herein by reference to Exhibit 4.13 to the Company's Form 8-K filed January 2, 2002.

(r) Incorporated herein by reference to Exhibit 4.14 to the Company's Form 8-K filed January 2, 2002.

(s) Incorporated herein by reference to Exhibit 4.15 to the Company's Form 8-K filed January 2, 2002.

(t) Incorporated herein by reference to Exhibit 4.16 to the Company's Form 8-K filed January 2, 2002.

(u) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed February 8, 2000.

(v) Incorporated herein by reference to Exhibit 4.2.2 to the Company's Form 10-K for the year ended December 31, 2000.

(w) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed January 2, 2002.

(x) Incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 8-K filed March 8, 2000.

(y) Incorporated herein by reference to Exhibit 10.1.2 to the Company's Form 8-K filed March 8, 2000.

(z) Incorporated herein by reference to Exhibit 10.1.3 to the Company's Form 8-K filed March 8, 2000.

(aa) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A.

(bb) Incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A.

(cc) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A.

(dd) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A12B/A.

(ee) Incorporated herein by reference to Exhibit 1 to the Company's on Registration Statement on Form 8-A/A.

(ff) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A12B/A.

(gg) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A.

(hh) Incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-65642, as amended.

(ii) Incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K for the year ended December 31, 2000.

(jj) Incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

(kk) Incorporated herein by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 2000.

(ll) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1995.

(mm) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(nn) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1998.

(oo) Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(pp) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K/A filed April 24, 2001.

(qq) Incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(rr) Incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(ss) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K/A filed April 24, 2001.

(tt) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K/A filed April 24, 2001.

(uu) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed January 2, 2002.

(vv) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 2, 2002.

(ww) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.

(xx) Incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1998.

(yy) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed March 8, 2000.

(zz) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.

(aaa) Incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1998.

(bbb) Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1. (ccc) Incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(ddd) Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1. (eee) Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8. (fff) Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1994.

(ggg) Incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1994.

(hhh) Incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995.

(iii) Incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996.

(jjj) Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(kkk) Incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998.

(lll) Incorporated herein by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A dated April 18, 2000.

(mmm) Incorporated herein by reference to the Exhibit B to the Company's definitive proxy statement on Schedule 14A dated April 18, 2000.

(nnn) Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx. (ooo) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2001.

(ppp) Incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1997.

(qqq) Incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K for the year ended December 31, 1998.

(rrr) Incorporated herein by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

(sss) Incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.

(ttt) Incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx.

(uuu) Incorporated herein by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1995.

(vvv) Incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1999.

(www) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1999.

(xxx) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.

(yyy) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed February 8, 2000.

(zzz) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(aaaa) Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K/A filed April 24, 2001.

(bbbb) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2001.

(cccc) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2001.

(dddd) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 2001.

(b) Reports on Form 8-K:

On December 10, 2001, the Company filed a Current Report on Form 8-K announcing that the Board of Directors announced a fourth quarter dividend of $0.26 per share that was expected to be paid principally through a distribution of stock in Kindred and partially in cash. The Company also announced that its wholly-owned subsidiary, Ventas Specialty I, LLC, had priced and received commitments to purchase $225 million principal amount of investment-grade commercial mortgage-backed securities collateralized by 40 multi-state skilled nursing facilities owned by the Company. Lastly, the Company announced that it expected to provide guidance for 2002 Funds From Operation and 2002 dividend guidance before the end of 2001.

On January 2, 2002, the Company filed a Current Report on Form 8-K announcing that it had raised $225 million from the completion of the CMBS Transaction. The Company also announced that it expected to report FFO of $1.24 to $1.26 per share for 2002, assuming no additional debt reduction, no sale of any of its equity stake in Kindred and no refinancing transactions. Finally, the Company discussed the assumptions underlying its expectations for 2002 FFO.

On January 3, 2002, the Company filed a Current Report on Form 8-K announcing that the Company's fourth quarter dividend of $0.26 per share would be paid through a combination of cash and shares of common stock in Kindred. The Company also announced that the common stock dividends it paid or declared for 2001, including the dividend to be paid on January 7, 2002, qualified to be treated as ordinary income in 2001, in accordance with Internal Revenue Code section 857 governing REITs. The Company further announced that it had paid $10 million to its lenders to reduce the outstanding principal balance of its Credit Agreement to $623 million. It also announced that the registration statement for its Distribution Reinvestment and Stock Purchase Plan, previously announced in July 2001, was declared effective by the Securities and Exchange Commission on December 31, 2001. Lastly, the Company announced that John C. Thompson was promoted to Executive Vice President - Chief Investment Officer, effective immediately.

On January 31, 2002, the Company filed a Current Report on Form 8-K announcing that it would release its 2001 annual earnings on Tuesday, March 26, 2002. The Company also announced that it would webcast live President and CEO Debra A. Cafaro's presentation regarding the Company that was to be featured as part of the UBS Warburg Healthcare Services Conference on February 5, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2002

                                VENTAS, INC.


                                By:        /s/ DEBRA A. CAFARO
                                   ---------------------------------------------
                                               Debra A. Cafaro
                                      Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                     Title                     Date
            ----------                     -----                     ----
     /s/ WALTER F. BERAN       Director                           March 26, 2002
-----------------------------
         Walter F. Beran

   /s/ DOUGLAS CROCKER, II     Director                           March 26, 2002
-----------------------------
       Douglas Crocker, II

     /s/ JAY M. GELLERT        Director                           March 26, 2002
-----------------------------
         Jay M. Gellert

     /s/ RONALD G. GEARY       Director                           March 26, 2002
-----------------------------
         Ronald G. Geary

     /s/ GARY W. LOVEMAN       Director                           March 26, 2002
-----------------------------
        Gary W. Loveman

    /s/ SHELI Z. ROSENBERG     Director                           March 26, 2002
-----------------------------
       Sheli Z. Rosenberg

   /s/ W. BRUCE LUNSFORD       Chairman of the Board              March 26, 2002
-----------------------------   and Director
       W. Bruce Lunsford

    /s/ DEBRA A. CAFARO        Chief Executive Officer,           March 26, 2002
-----------------------------   President (Principal Executive
        Debra A. Cafaro         Office and Acting Principal
                                Financial Officer, and Director

     /s/ MARY L. SMITH         Principal Accounting Officer       March 26, 2002
-----------------------------
       Mary L. Smith

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                                                              Gross Amount Carried
                                                                       Initial Cost to Company                 at Close of Period
                                                                       -----------------------     Cost       --------------------
                                Location                                          Buildings     Capitalized             Buildings
----------------------------------------------------------------------           and Improv-   Subsequent to           and Improv-
Facility name                                       City         State    Land      ments       Acquisition    Land       ments
-----------------------------------------------------------------------------------------------------------------------------------
KINDRED SKILLED NURSING FACILITIES
Rehabilitation & Healthc. Center of Huntsville      Huntsville     AL      534      4,216            -          534      4,216
Rehabilitation & Healthcare Center of Birmingham    Birmingham     AL        -      1,921            -            -      1,921
Rehabilitation & Healthcare Center of Mobile        Mobile         AL        5      2,981            -            5      2,981
Valley Healthcare & Rehabilitation Center           Tucson         AZ      383      1,954            -          383      1,954
Sonoran Rehabilitation & Care Center                Phoenix        AZ      781      2,755            -          781      2,755
Desert Life Rehabilitation & Care Center            Tucson         AZ      611      5,117            -          611      5,117
Villa Campana Health Center                         Tucson         AZ      533      2,201            -          533      2,201
Kachina Point Health Care & Rehabilitation          Sedona         AZ      364      4,179            -          364      4,179
Nob Hill Healthcare Center                          San Francisco  CA    1,902      7,531            -        1,902      7,531
Canyonwood Nursing & Rehab. Ctr.                    Redding        CA      401      3,784            -          401      3,784
Californian Care Center                             Bakersfield    CA    1,439      5,609            -        1,439      5,609
Magnolia Gardens Care Center                        Burlingame     CA    1,832      3,186            -        1,832      3,186
Lawton Healthcare Center                            San Francisco  CA      943        514            -          943        514
Valley Gardens HC & Rehabilitation                  Stockton       CA      516      3,405            -          516      3,405
Alta Vista Healthcare Center                        Riverside      CA      376      1,669            -          376      1,669
Maywood Acres Healthcare Center                     Oxnard         CA      465      2,363            -          465      2,363
La Veta Healthcare Center                           Orange         CA       47      1,459            -           47      1,459
Bay View Nursing & Rehabilitation Center            Alameda        CA    1,462      5,981            -        1,462      5,981
Village Square Nursing & Rehabilitation Center      San Marcos     CA      766      3,507            -          766      3,507
Cherry Hills Health Care Center                     Englewood      CO      241      2,180            -          241      2,180
Aurora Care Center                                  Aurora         CO      197      2,328            -          197      2,328
Castle Garden Care Center                           Northglenn     CO      501      8,294            -          501      8,294
Brighton Care Center                                Brighton       CO      282      3,377            -          282      3,377
Andrew House Healthcare                             New Britain    CT      247      1,963            -          247      1,963
Camelot Nursing & Rehabilitation Center             New London     CT      202      2,363            -          202      2,363
Hamilton Rehabilitation & Healthcare Center         Norwich        CT      456      2,808            -          456      2,808
Windsor Rehabilitation & Healthcare Center          Windsor        CT      368      2,520            -          368      2,520
Nutmeg Pavilion Healthcare                          New London     CT      401      2,777            -          401      2,777
Parkway Pavilion Healthcare                         Enfield        CT      337      3,607            -          337      3,607
Courtland Gardens Health Center, Inc.               Stamford       CT    1,126      9,399            -        1,126      9,399
Homestead Health Center                             Stamford       CT      511      2,764            -          511      2,764
East Manor Medical Care Center                      Sarasota       FL      390      5,499            -          390      5,499
Healthcare & Rehabilitation Ctr of Sanford          Sanford        FL      329      3,074            -          329      3,074
Titusville Rehabilitation & Nursing Center          Titusville     FL      398      3,810            -          398      3,810
Bay Pointe Nursing Pavilion                         St. Petersburg FL      750      4,392            -          750      4,392
Colonial Oaks Rehabilitation Center - Ft. Myers     Ft. Meyers     FL    1,058      5,754            -        1,058      5,754
Carrollwood Care Center                             Tampa          FL      268      4,128            -          268      4,128
Evergreen Woods Health & Rehabilitation             Springhill     FL      234      3,566            -          234      3,566

                                                                                                                    Life on Which
                                                                                                                    Depreciation
                                Location                                                                             in Income
----------------------------------------------------------------------   Accumulated      Date of        Date       Statement is
Facility name                                       City         State   Depreciation   Construction   Acquired       Computed
----------------------------------------------------------------------------------------------------------------------------------
KINDRED SKILLED NURSING FACILITIES
Rehabilitation & Healthc. Center of Huntsville      Huntsville     AL       1,781           1968         1991         25 years
Rehabilitation & Healthcare Center of Birmingham    Birmingham     AL       1,069           1971         1992         20 years
Rehabilitation & Healthcare Center of Mobile        Mobile         AL       1,044           1967         1992         29 years
Valley Healthcare & Rehabilitation Center           Tucson         AZ         743           1964         1993         28 years
Sonoran Rehabilitation & Care Center                Phoenix        AZ         869           1962         1992         29 years
Desert Life Rehabilitation & Care Center            Tucson         AZ       2,546           1979         1982         37 years
Villa Campana Health Center                         Tucson         AZ         650           1983         1993         35 years
Kachina Point Health Care & Rehabilitation          Sedona         AZ       1,748           1983         1984         45 years
Nob Hill Healthcare Center                          San Francisco  CA       2,618           1967         1993         28 years
Canyonwood Nursing & Rehab. Ctr.                    Redding        CA       1,077           1989         1989         45 years
Californian Care Center                             Bakersfield    CA       1,376           1988         1992         40 years
Magnolia Gardens Care Center                        Burlingame     CA       1,089           1955         1993       28.5 years
Lawton Healthcare Center                            San Francisco  CA         243           1962         1996         20 years
Valley Gardens HC & Rehabilitation                  Stockton       CA       1,098           1988         1988         29 years
Alta Vista Healthcare Center                        Riverside      CA         647           1966         1992         29 years
Maywood Acres Healthcare Center                     Oxnard         CA         805           1964         1993         29 years
La Veta Healthcare Center                           Orange         CA         514           1964         1992         28 years
Bay View Nursing & Rehabilitation Center            Alameda        CA       2,062           1967         1993         45 years
Village Square Nursing & Rehabilitation Center      San Marcos     CA         745           1989         1993         42 years
Cherry Hills Health Care Center                     Englewood      CO         893           1960         1995         30 years
Aurora Care Center                                  Aurora         CO         781           1962         1995         30 years
Castle Garden Care Center                           Northglenn     CO       2,638           1971         1993         29 years
Brighton Care Center                                Brighton       CO       1,100           1969         1992         30 years
Andrew House Healthcare                             New Britain    CT         617           1967         1992         29 years
Camelot Nursing & Rehabilitation Center             New London     CT         712           1969         1994         28 years
Hamilton Rehabilitation & Healthcare Center         Norwich        CT         945           1969         1994         29 years
Windsor Rehabilitation & Healthcare Center          Windsor        CT         872           1965         1994         30 years
Nutmeg Pavilion Healthcare                          New London     CT         998           1968         1992         29 years
Parkway Pavilion Healthcare                         Enfield        CT       1,257           1968         1994         28 years
Courtland Gardens Health Center, Inc.               Stamford       CT       1,161           1956         1990         45 years
Homestead Health Center                             Stamford       CT         369           1959         1990         20 years
East Manor Medical Care Center                      Sarasota       FL       1,830           1966         1993         28 years
Healthcare & Rehabilitation Ctr of Sanford          Sanford        FL       1,044           1965         1992         29 years
Titusville Rehabilitation & Nursing Center          Titusville     FL       1,281           1966         1993         29 years
Bay Pointe Nursing Pavilion                         St. Petersburg FL       1,030           1984         1994         35 years
Colonial Oaks Rehabilitation Center - Ft. Myers     Ft. Meyers     FL         882           1995         1995         45 years
Carrollwood Care Center                             Tampa          FL       1,409           1986         1994       37.5 years
Evergreen Woods Health & Rehabilitation             Springhill     FL       1,149           1988         1993         25 years

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                                                              Gross Amount Carried
                                                                       Initial Cost to Company                 at Close of Period
                                                                       -----------------------     Cost       --------------------
                                Location                                          Buildings     Capitalized             Buildings
----------------------------------------------------------------------           and Improv-   Subsequent to           and Improv-
Facility name                                     City           State    Land      ments       Acquisition    Land       ments
----------------------------------------------------------------------------------------------------------------------------------
Rehabilitation & Healthcare Center of Tampa       Tampa            FL      355      8,291            -          355       8,291
Rehabilitation & Health Center of Cape Coral      Cape Coral       FL    1,002      4,153            -        1,002       4,153
Windsor Woods Convalescent Center                 Hudson           FL      859      3,172            -          859       3,172
Casa Mora Rehabilitation & Ext Care               Bradenton        FL      823      6,093            -          823       6,093
North Broward Rehabilitation & Nursing Center     Pompano Beach    FL    1,360      5,913            -        1,360       5,913
Highland Pines Rehabilitation Center              Clearwater       FL      863      5,793            -          863       5,793
Pompano Rehabilitation/Nursing Center             Pompano Beach    FL      890      3,252            -          890       3,252
Abbey Rehabilitation & Nsg. Center                St. Petersburg   FL      563      2,842            -          563       2,842
Savannah Rehabilitation & Nursing Center          Savannah         GA      213      2,772            -          213       2,772
Specialty Care of Marietta                        Marietta         GA      241      2,782            -          241       2,782
Savannah Specialty Care Center                    Savannah         GA      157      2,219            -          157       2,219
Lafayette Nursing & Rehabilitation Center         Fayetteville     GA      598      6,623            -          598       6,623
Tucker Nursing Center                             Tucker           GA      512      8,153            -          512       8,153
Hillcrest Rehabilitation Care Center              Boise            ID      256      3,593            -          256       3,593
Cascade Care Center                               Caldwell         ID      312      2,050            -          312       2,050
Emmett Rehabilitation and Healthcare              Emmett           ID      185      1,670            -          185       1,670
Lewiston Rehabilitation & Care Ctr.               Lewiston         ID      133      3,982            -          133       3,982
Nampa Care Center                                 Nampa            ID      252      2,810            -          252       2,810
Weiser Rehabilitation and Care Center             Weiser           ID      157      1,760            -          157       1,760
Moscow Care Center                                Moscow           ID      261      2,571            -          261       2,571
Mountain Valley Care and Rehabilitation           Kellogg          ID       68      1,281            -           68       1,281
Rolling Hills Health Care Center                  New Albany       IN       81      1,894            -           81       1,894
Royal Oaks Healthcare & Rehab Ctr.                Terre Haute      IN      418      5,779            -          418       5,779
Southwood Health & Rehab Center                   Terre Haute      IN       90      2,868            -           90       2,868
Kindred Corydon                                   Corydon          IN      125      6,068            -          125       6,068
Valley View Health Care Center                    Elkhart          IN       87      2,665            -           87       2,665
Wildwood Healthcare Center                        Indianapolis     IN      134      4,983            -          134       4,983
Meadowvale Health & Rehabilitation Center         Bluffton         IN        7        787            -            7         787
Columbia Healthcare Facility                      Evansville       IN      416      6,317            -          416       6,317
Bremen Health Care Center                         Bremen           IN      109      3,354            -          109       3,354
Windsor Estates Health & Rehabilitation Ctr       Kokomo           IN      256      6,625            -          256       6,625
Muncie Health Care & Rehab.                       Muncie           IN      108      4,202            -          108       4,202
Parkwood Health Care Center                       Lebanon          IN      121      4,512            -          121       4,512
Wedgewood Healthcare Center                       Clarksville      IN      119      5,115            -          119       5,115
Westview Nursing & Rehabilitation Center          Bedford          IN      255      4,207            -          255       4,207
Columbus Health & Rehabilitation Center           Columbus         IN      345      6,817            -          345       6,817
Rosewood Healthcare Center                        Bowling Green    KY      248      5,371            -          248       5,371
Oakview Nursing & Rehabilitation Center           Calvert City     KY      124      2,882            -          124       2,882
Cedars of Lebanon Nursing Center                  Lebanon          KY       40      1,253            -           40       1,253

                                                                                                                    Life on Which
                                                                                                                    Depreciation
                                Location                                                                             in Income
----------------------------------------------------------------------   Accumulated      Date of        Date       Statement is
Facility name                                       City         State   Depreciation   Construction   Acquired       Computed
----------------------------------------------------------------------------------------------------------------------------------
Rehabilitation & Healthcare Center of Tampa       Tampa            FL       2,330           1969         1993         28 years
Rehabilitation & Health Center of Cape Coral      Cape Coral       FL       1,349           1978         1991         32 years
Windsor Woods Convalescent Center                 Hudson           FL         958            N/A         1993         45 years
Casa Mora Rehabilitation & Ext Care               Bradenton        FL         754           1977         1995         45 years
North Broward Rehabilitation & Nursing Center     Pompano Beach    FL         667           1965         1995         45 years
Highland Pines Rehabilitation Center              Clearwater       FL         693           1965         1995         20 years
Pompano Rehabilitation/Nursing Center             Pompano Beach    FL         365           1975         1995         45 years
Abbey Rehabilitation & Nsg. Center                St. Petersburg   FL         685           1962         1995         35 years
Savannah Rehabilitation & Nursing Center          Savannah         GA         938           1968         1993       28.5 years
Specialty Care of Marietta                        Marietta         GA       1,034           1968         1993       28.5 years
Savannah Specialty Care Center                    Savannah         GA         871           1972         1991         26 years
Lafayette Nursing & Rehabilitation Center         Fayetteville     GA       1,620           1989         1995         20 years
Tucker Nursing Center                             Tucker           GA       1,012           1972         1997         45 years
Hillcrest Rehabilitation Care Center              Boise            ID         642           1977         1998         45 years
Cascade Care Center                               Caldwell         ID         375           1974         1998         45 years
Emmett Rehabilitation and Healthcare              Emmett           ID       1,130           1960         1984         28 years
Lewiston Rehabilitation & Care Ctr.               Lewiston         ID       1,500           1964         1984         29 years
Nampa Care Center                                 Nampa            ID       1,873           1950         1983         25 years
Weiser Rehabilitation and Care Center             Weiser           ID       1,319           1963         1983         25 years
Moscow Care Center                                Moscow           ID       1,161           1955         1990         25 years
Mountain Valley Care and Rehabilitation           Kellogg          ID         892           1971         1984         25 years
Rolling Hills Health Care Center                  New Albany       IN         641           1984         1993         25 years
Royal Oaks Healthcare & Rehab Ctr.                Terre Haute      IN         880           1995         1995         45 years
Southwood Health & Rehab Center                   Terre Haute      IN         886           1988         1993         25 years
Kindred Corydon                                   Corydon          IN         480            N/A         1998         45 years
Valley View Health Care Center                    Elkhart          IN         874           1985         1993         25 years
Wildwood Healthcare Center                        Indianapolis     IN       1,550           1988         1993         25 years
Meadowvale Health & Rehabilitation Center         Bluffton         IN         159           1962         1995         22 years
Columbia Healthcare Facility                      Evansville       IN       1,801           1983         1993         35 years
Bremen Health Care Center                         Bremen           IN         805           1982         1996         45 years
Windsor Estates Health & Rehabilitation Ctr       Kokomo           IN       1,552           1962         1995         35 years
Muncie Health Care & Rehab.                       Muncie           IN       1,210           1980         1993         25 years
Parkwood Health Care Center                       Lebanon          IN       1,346           1977         1993         25 years
Wedgewood Healthcare Center                       Clarksville      IN       1,054           1985         1995         35 years
Westview Nursing & Rehabilitation Center          Bedford          IN       1,256           1970         1993         29 years
Columbus Health & Rehabilitation Center           Columbus         IN       2,767           1966         1991         25 years
Rosewood Healthcare Center                        Bowling Green    KY       2,003           1970         1990         30 years
Oakview Nursing & Rehabilitation Center           Calvert City     KY       1,072           1967         1990         30 years
Cedars of Lebanon Nursing Center                  Lebanon          KY         466           1930         1990         30 years

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                                                              Gross Amount Carried
                                                                       Initial Cost to Company                 at Close of Period
                                                                       -----------------------     Cost       --------------------
                                Location                                          Buildings     Capitalized             Buildings
----------------------------------------------------------------------           and Improv-   Subsequent to           and Improv-
Facility name                                    City            State    Land      ments       Acquisition    Land       ments
-----------------------------------------------------------------------------------------------------------------------------------
Winchester Centre for Health/Rehab.              Winchester        KY      137      6,120            -          137       6,120
Riverside Manor Health Care                      Calhoun           KY      103      2,119            -          103       2,119
Maple Manor Healthcare Center                    Greenville        KY       59      3,187            -           59       3,187
Danville Centre for Health & Rehabilitation      Danville          KY      322      3,538            -          322       3,538
Lexington Centre for Health & Rehabilitation     Lexington         KY      647      4,892            -          647       4,892
Northfield Centre for Health & Rehabilitation    Louisville        KY      285      1,555            -          285       1,555
Hillcrest Health Care Center                     Owensboro         KY      544      2,619            -          544       2,619
Woodland Terrace Health Care Fac.                Elizabethtown     KY      216      1,795            -          216       1,795
Harrodsburg Health Care Center                   Harrodsburg       KY      137      1,830            -          137       1,830
Laurel Ridge Rehabilitation & Nursing Center     Jamaica Plain     MA      194      1,617            -          194       1,617
Blue Hills Alzheimers Care Center                Stoughton         MA      511      1,026            -          511       1,026
Brigham Manor Nursing & Rehabilitation Ctr       Newburyport       MA      126      1,708            -          126       1,708
Presentation Nursing & Rehabilitation Center     Brighton          MA      184      1,220            -          184       1,220
Country Manor Rehabilitation & Nursing Center    Newburyport       MA      199      3,004            -          199       3,004
Crawford Skilled Nursing &
  Rehabilitation Center                          Fall River        MA      127      1,109            -          127       1,109
Hallmark Nursing & Rehabilitation Center         New Bedford       MA      202      2,694            -          202       2,694
Sachem Nursing & Rehabilitation Center           East Bridgewater  MA      529      1,238            -          529       1,238
Hammersmith House Nursing Care Center            Saugus            MA      112      1,919            -          112       1,919
Oakwood Rehabilitation & Nursing Center          Webster           MA      102      1,154            -          102       1,154
Timberlyn Heights Nursing & Alz. Center          Great Barrington  MA      120      1,305            -          120       1,305
Star of David Nursing &
  Rehabilitation/Alz Center                      West Roxbury      MA      359      2,324            -          359       2,324
Brittany Healthcare Center                       Natick            MA      249      1,328            -          249       1,328
Briarwood Health Care Nursing Ctr                Needham           MA      154      1,502            -          154       1,502
Westridge Healthcare Center                      Marlborough       MA      453      3,286            -          453       3,286
Bolton Manor Nursing Home                        Marlborough       MA      222      2,431            -          222       2,431
Hillcrest Nursing Home                           Fitchburg         MA      175      1,461            -          175       1,461
Country Gardens Sk. Nursing & Rehabilitation     Swansea           MA      415      2,675            -          415       2,675
Quincy Rehab. & Nursing Center                   Quincy            MA      216      2,911            -          216       2,911
West Roxbury Manor                               West Roxbury      MA       91      1,001            -           91       1,001
Newton and Wellesley Alzheimer Center            Wellesley         MA      297      3,250            -          297       3,250
Den-Mar Rehabilitation & Nursing Center          Rockport          MA       23      1,560            -           23       1,560
Eagle Pond Rehab. & Living Center                South Dennis      MA      296      6,896            -          296       6,896
Blueberry Hill Healthcare                        Beverly           MA      129      4,290            -          129       4,290
Colony House Nursing & Rehabilitation Center     Abington          MA      132        999            -          132         999
Embassy House Sk. Nursing & Rehabilitation       Brockton          MA      166      1,004            -          166       1,004
Franklin Sk. Nursing & Rehabilitation Center     Franklin          MA      156        757            -          156         757
Great Barrington Rehabilitation &
  Nursing Center                                 Great Barrington  MA       60      1,142            -           60       1,142
River Terrace                                    Lancaster         MA      268        957            -          268         957
Walden Rehab. & Nursing Center                   Concord           MA      181      1,347            -          181       1,347

                                                                                                                    Life on Which
                                                                                                                    Depreciation
                                Location                                                                             in Income
----------------------------------------------------------------------   Accumulated      Date of        Date       Statement is
Facility name                                    City            State   Depreciation   Construction   Acquired       Computed
----------------------------------------------------------------------------------------------------------------------------------
Winchester Centre for Health/Rehab.              Winchester        KY       2,258           1967         1990          30 years
Riverside Manor Health Care                      Calhoun           KY         798           1963         1990          30 years
Maple Manor Healthcare Center                    Greenville        KY       1,195           1968         1990          30 years
Danville Centre for Health & Rehabilitation      Danville          KY       1,004           1962         1995          30 years
Lexington Centre for Health & Rehabilitation     Lexington         KY       1,683           1963         1993          28 years
Northfield Centre for Health & Rehabilitation    Louisville        KY         659           1969         1985          30 years
Hillcrest Health Care Center                     Owensboro         KY       2,110           1963         1982          22 years
Woodland Terrace Health Care Fac.                Elizabethtown     KY       1,400           1969         1982          26 years
Harrodsburg Health Care Center                   Harrodsburg       KY         915           1974         1985          35 years
Laurel Ridge Rehabilitation & Nursing Center     Jamaica Plain     MA         702           1968         1989          30 years
Blue Hills Alzheimers Care Center                Stoughton         MA         842           1965         1982          28 years
Brigham Manor Nursing & Rehabilitation Ctr       Newburyport       MA         831           1806         1982          27 years
Presentation Nursing & Rehabilitation Center     Brighton          MA         873           1968         1982          28 years
Country Manor Rehabilitation & Nursing Center    Newburyport       MA       1,454           1968         1982          27 years
Crawford Skilled Nursing &
  Rehabilitation Center                          Fall River        MA         730           1968         1982          29 years
Hallmark Nursing & Rehabilitation Center         New Bedford       MA       1,350           1968         1982          26 years
Sachem Nursing & Rehabilitation Center           East Bridgewater  MA         967           1968         1982          27 years
Hammersmith House Nursing Care Center            Saugus            MA         871           1965         1982          28 years
Oakwood Rehabilitation & Nursing Center          Webster           MA         749           1967         1982          31 years
Timberlyn Heights Nursing & Alz. Center          Great Barrington  MA         801           1968         1982          29 years
Star of David Nursing &
  Rehabilitation/Alz Center                      West Roxbury      MA       1,740           1968         1982          26 years
Brittany Healthcare Center                       Natick            MA         803           1996         1982          31 years
Briarwood Health Care Nursing Ctr                Needham           MA         877           1970         1982          30 years
Westridge Healthcare Center                      Marlborough       MA       2,095           1964         1984        28.5 years
Bolton Manor Nursing Home                        Marlborough       MA       1,299           1973         1984        34.5 years
Hillcrest Nursing Home                           Fitchburg         MA       1,048           1957         1984          25 years
Country Gardens Sk. Nursing & Rehabilitation     Swansea           MA       1,259           1969         1984          27 years
Quincy Rehab. & Nursing Center                   Quincy            MA       1,721           1965         1984          24 years
West Roxbury Manor                               West Roxbury      MA         892           1960         1984          20 years
Newton and Wellesley Alzheimer Center            Wellesley         MA       1,477           1971         1984          30 years
Den-Mar Rehabilitation & Nursing Center          Rockport          MA         850           1963         1985          30 years
Eagle Pond Rehab. & Living Center                South Dennis      MA       2,101           1985         1987          50 years
Blueberry Hill Healthcare                        Beverly           MA       2,029           1965         1968          40 years
Colony House Nursing & Rehabilitation Center     Abington          MA         765           1965         1969          40 years
Embassy House Sk. Nursing & Rehabilitation       Brockton          MA         701           1968         1969          40 years
Franklin Sk. Nursing & Rehabilitation Center     Franklin          MA         584           1967         1969          40 years
Great Barrington Rehabilitation &
  Nursing Center                                 Great Barrington  MA         836           1967         1969          40 years
River Terrace                                    Lancaster         MA         768           1969         1969          40 years
Walden Rehab. & Nursing Center                   Concord           MA       1,042           1969         1968          40 years

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                                                              Gross Amount Carried
                                                                       Initial Cost to Company                 at Close of Period
                                                                       -----------------------     Cost       --------------------
                                Location                                          Buildings     Capitalized             Buildings
----------------------------------------------------------------------           and Improv-   Subsequent to           and Improv-
Facility name                                       City         State    Land      ments       Acquisition    Land       ments
-----------------------------------------------------------------------------------------------------------------------------------
Harrington House Nursing & Rehabilitation Center    Walpole        MA        4      4,444           -             4       4,444
Augusta Rehabilitation Center                       Augusta        ME      152      1,074           -           152       1,074
Eastside Rehabilitation and Living Center           Bangor         ME      316      1,349           -           316       1,349
Winship Green Nursing Center                        Bath           ME      110      1,455           -           110       1,455
Brewer Rehabilitation & Living Center               Brewer         ME      228      2,737           -           228       2,737
Kennebunk Nursing Center                            Kennebunk      ME       99      1,898           -            99       1,898
Norway Rehabilitation & Living Center               Norway         ME      133      1,658           -           133       1,658
Shore Village Rehabilitation & Nursing Center       Rockland       ME      100      1,051           -           100       1,051
Westgate Manor                                      Bangor         ME      287      2,718           -           287       2,718
Brentwood Rehabilitation & Nursing Center           Yarmouth       ME      181      2,789           -           181       2,789
Fieldcrest Manor Nursing Home                       Waldoboro      ME      101      1,020           -           101       1,020
Park Place Health Care Center                       Great Falls    MT      600      6,311           -           600       6,311
Parkview Acres Care & Rehabilitation Center         Dillon         MT      207      2,578           -           207       2,578
Pettigrew Rehabilitation & Healthcare Center        Durham         NC      101      2,889           -           101       2,889
LaSalle Healthcare Center                           Durham         NC      140      3,238           -           140       3,238
Sunnybrook & HC Rehab Spec.                         Raleigh        NC      187      3,409           -           187       3,409
Blue Ridge Rehab. & Healthcare Ctr.                 Asheville      NC      250      3,819           -           250       3,819
Raleigh Rehabilitation & Healthcare Center          Raleigh        NC      316      5,470           -           316       5,470
Rose Manor Health Care Center                       Durham         NC      201      3,527           -           201       3,527
Cypress Pointe Rehab & HC Center                    Wilmington     NC      233      3,710           -           233       3,710
Winston-Salem Rehab & HC Center                     Winston-Salem  NC      305      5,142           -           305       5,142
Silas Creek Manor                                   Winston-Salem  NC      211      1,893           -           211       1,893
Lincoln Nursing Center                              Lincolnton     NC       39      3,309           -            39       3,309
Guardian Care of Roanoke Rapids                     Roanoke Rapids NC      339      4,132           -           339       4,132
Guardian Care of Henderson                          Henderson      NC      206      1,997           -           206       1,997
Rehab. & Nursing Center of Monroe                   Monroe         NC      185      2,654           -           185       2,654
Guardian Care of Kinston                            Kinston        NC      186      3,038           -           186       3,038
Guardian Care of Zebulon                            Zebulon        NC      179      1,933           -           179       1,933
Guardian Care of Rocky Mount.                       Rocky Mount    NC      240      1,732           -           240       1,732
Rehab. & Health Center of Gastonia                  Gastonia       NC      158      2,359           -           158       2,359
Guardian Care of Elizabeth City                     Elizabeth City NC       71        561           -            71         561
Chapel Hill Rehabilitation & Healthcare Center      Chapel Hill    NC      347      3,029           -           347       3,029
Homestead Health Care & Rehabilitation Ctr          Lincoln        NE      277      1,528         1,178         277       2,706
Dover Rehab. & Living Center                        Dover          NH      355      3,797           -           355       3,797
Greenbriar Terrace Healthcare                       Nashua         NH      776      6,011           -           776       6,011
Hanover Terrace Healthcare                          Hanover        NH      326      1,825           -           326       1,825
Las Vegas Healthcare & Rehabilitation Center        Las Vegas      NV      454      1,018           -           454       1,018
Torrey Pines Care Center                            Las Vegas      NV      256      1,324           -           256       1,324
Franklin Woods Health Care Center                   Columbus       OH      190      4,712           -           190       4,712

                                                                                                                    Life on Which
                                                                                                                    Depreciation
                                Location                                                                             in Income
----------------------------------------------------------------------   Accumulated      Date of        Date       Statement is
Facility name                                       City         State   Depreciation   Construction   Acquired       Computed
----------------------------------------------------------------------------------------------------------------------------------
Harrington House Nursing & Rehabilitation Center    Walpole        MA       1,078           1991         1991          45 years
Augusta Rehabilitation Center                       Augusta        ME         594           1968         1985          30 years
Eastside Rehabilitation and Living Center           Bangor         ME         623           1967         1985          30 years
Winship Green Nursing Center                        Bath           ME         687           1974         1985          35 years
Brewer Rehabilitation & Living Center               Brewer         ME       1,149           1974         1985          33 years
Kennebunk Nursing Center                            Kennebunk      ME         807           1977         1985          35 years
Norway Rehabilitation & Living Center               Norway         ME         735           1972         1985          39 years
Shore Village Rehabilitation & Nursing Center       Rockland       ME         568           1968         1985          30 years
Westgate Manor                                      Bangor         ME       1,199           1969         1985          31 years
Brentwood Rehabilitation & Nursing Center           Yarmouth       ME       1,208           1945         1985          45 years
Fieldcrest Manor Nursing Home                       Waldoboro      ME         574           1963         1985          32 years
Park Place Health Care Center                       Great Falls    MT       2,147           1963         1993          28 years
Parkview Acres Care & Rehabilitation Center         Dillon         MT         876           1965         1993          29 years
Pettigrew Rehabilitation & Healthcare Center        Durham         NC       1,032           1969         1993          28 years
LaSalle Healthcare Center                           Durham         NC       1,010           1969         1993          29 years
Sunnybrook & HC Rehab Spec.                         Raleigh        NC       1,395           1971         1991          25 years
Blue Ridge Rehab. & Healthcare Ctr.                 Asheville      NC       1,217           1977         1991          32 years
Raleigh Rehabilitation & Healthcare Center          Raleigh        NC       2,245           1969         1991          25 years
Rose Manor Health Care Center                       Durham         NC       1,388           1972         1991          26 years
Cypress Pointe Rehab & HC Center                    Wilmington     NC       1,361           1966         1993        28.5 years
Winston-Salem Rehab & HC Center                     Winston-Salem  NC       2,086           1968         1991          25 years
Silas Creek Manor                                   Winston-Salem  NC         649           1966         1993        28.5 years
Lincoln Nursing Center                              Lincolnton     NC       1,460           1976         1986          35 years
Guardian Care of Roanoke Rapids                     Roanoke Rapids NC       1,649           1967         1991          25 years
Guardian Care of Henderson                          Henderson      NC         684           1957         1993          29 years
Rehab. & Nursing Center of Monroe                   Monroe         NC       1,052           1963         1993          28 years
Guardian Care of Kinston                            Kinston        NC       1,007           1961         1993          29 years
Guardian Care of Zebulon                            Zebulon        NC         657           1973         1993          29 years
Guardian Care of Rocky Mount.                       Rocky Mount    NC         622           1975         1997          25 years
Rehab. & Health Center of Gastonia                  Gastonia       NC         855           1968         1992          29 years
Guardian Care of Elizabeth City                     Elizabeth City NC         507           1977         1982          20 years
Chapel Hill Rehabilitation & Healthcare Center      Chapel Hill    NC       1,139           1984         1993          28 years
Homestead Health Care & Rehabilitation Ctr          Lincoln        NE       1,872           1961         1994          45 years
Dover Rehab. & Living Center                        Dover          NH       1,727           1969         1990          25 years
Greenbriar Terrace Healthcare                       Nashua         NH       2,510           1963         1990          25 years
Hanover Terrace Healthcare                          Hanover        NH         610           1969         1993          29 years
Las Vegas Healthcare & Rehabilitation Center        Las Vegas      NV         253           1940         1992          30 years
Torrey Pines Care Center                            Las Vegas      NV         474           1971         1992          29 years
Franklin Woods Health Care Center                   Columbus       OH       1,266           1986         1992          38 years

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                                                                Gross Amount Carried
                                                                         Initial Cost to Company                 at Close of Period
                                                                         -----------------------     Cost       --------------------
                                Location                                             Buildings     Capitalized           Buildings
-------------------------------------------------------------------------           and Improve-  Subsequent to         and Improve-
Facility name                                       City            State    Land      ments       Acquisition    Land     ments
------------------------------------------------------------------------------------------------------------------------------------
Chillicothe Nursing & Rehabilitation Center         Chillicothe       OH      128      3,481           -           128     3,481
Pickerington Nursing & Rehabilitation Center        Pickerington      OH      312      4,382           -           312     4,382
Logan Health Care Center                            Logan             OH      169      3,750           -           169     3,750
Winchester Place Nsg. & Rehab. Ctr.                 Canal Winchester  OH      454      7,149           -           454     7,149
Minerva Park Nursing & Rehabilitation Center        Columbus          OH      210      3,684           -           210     3,684
West Lafayette Rehabilitation & Nursing Ctr         West Lafayette    OH      185      3,278           -           185     3,278
Cambridge Health & Rehabilitation Center            Cambridge         OH      108      2,642           -           108     2,642
Coshocton Health & Rehab. Ctr.                      Coshocton         OH      203      1,979           -           203     1,979
Bridgepark Center for Rehabilitation & Nursing Sv.  Akron             OH      341      5,491           -           341     5,491
Lebanon Country Manor                               Lebanon           OH      105      3,617           -           105     3,617
Sunnyside Care Center                               Salem             OR    1,519      2,688           -         1,519     2,688
Medford Rehab. & Healthcare Centre                  Medford           OR      362      4,610           -           362     4,610
Wyomissing Nursing & Rehabilitation Center          Reading           PA       61      5,095           -            61     5,095
Health Havens Nursing & Rehabilitation Center       E. Providence     RI      174      2,643           -           174     2,643
Oak Hill Nursing & Rehabilitation Center            Pawtucket         RI       91      6,724           -            91     6,724
Madison Healthcare & Rehabilitation Center          Madison           TN      168      1,445           -           168     1,445
Cordova Rehabilitation & Nursing Center             Cordova           TN      322      8,830           -           322     8,830
Primacy Healthcare & Rehabilitation Center          Memphis           TN    1,222      8,344           -         1,222     8,344
Masters Health Care Center                          Algood            TN      524      4,370           -           524     4,370
San Pedro Manor                                     San Antonio       TX      602      4,178           -           602     4,178
Wasatch Care Center                                 Ogden             UT      374        596           -           374       596
Crosslands Rehabilitation & Health Care Ctr         Sandy             UT      334      4,300           -           334     4,300
St. George Care and Rehab. Center                   St. George        UT      420      4,465           -           420     4,465
Federal Heights Rehab. & Nsg. Ctr.                  Salt Lake City    UT      201      2,322           -           201     2,322
Wasatch Valley Rehabilitation                       Salt Lake City    UT      389      3,545           -           389     3,545
Nansemond Pointe Rehab. & HC Ctr.                   Suffolk           VA      534      6,990           -           534     6,990
Harbour Pointe Med. & Rehabilitation Ctr            Norfolk           VA      427      4,441           -           427     4,441
River Pointe Rehab. & Healthc. Ctr.                 Virginia Beach    VA      770      4,440           -           770     4,440
Bay Pointe Medical & Rehabilitation Centre          Virginia Beach    VA      805      2,886           -           425     2,886
Birchwood Terrace Healthcare                        Burlington        VT       15      4,656           -            15     4,656
Arden Rehabilitation & Healthcare Ctr               Seattle           WA    1,111      4,013           -         1,111     4,013
Northwest Continuum Care Center                     Longview          WA      145      2,563           -           145     2,563
Bellingham Health Care & Rehabilitation Svc         Bellingham        WA      442      3,823           -           442     3,823
Rainier Vista Care Center                           Puyallup          WA      520      4,780           -           520     4,780
Lakewood Healthcare Center                          Lakewood          WA      504      3,511           -           504     3,511
Vancouver Healthcare & Rehab. Ctr.                  Vancouver         WA      449      2,964           -           449     2,964
Heritage Health & Rehabilitation Center             Vancouver         WA       76        835           -            76       835
Edmonds Rehabilitation & Healthcare Center          Edmonds           WA      355      3,032           -           355     3,032
Queen Anne Healthcare                               Seattle           WA      570      2,750           -           570     2,750

                                                                                                                       Life on Which
                                                                                                                       Depreciation
                                Location                                                                                in Income
-------------------------------------------------------------------------   Accumulated      Date of        Date       Statement is
Facility name                                       City            State   Depreciation   Construction   Acquired       Computed
-----------------------------------------------------------------------------------------------------------------------------------
Chillicothe Nursing & Rehabilitation Center         Chillicothe       OH        1,552          1976         1985          34 years
Pickerington Nursing & Rehabilitation Center        Pickerington      OH        1,154          1984         1992          37 years
Logan Health Care Center                            Logan             OH        1,273          1979         1991          30 years
Winchester Place Nsg. & Rehab. Ctr.                 Canal Winchester  OH        2,722          1974         1993          28 years
Minerva Park Nursing & Rehabilitation Center        Columbus          OH          629          1973         1997          45 years
West Lafayette Rehabilitation & Nursing Ctr         West Lafayette    OH          686          1972         1996          45 years
Cambridge Health & Rehabilitation Center            Cambridge         OH          890          1975         1993          25 years
Coshocton Health & Rehab. Ctr.                      Coshocton         OH          667          1974         1993          25 years
Bridgepark Center for Rehabilitation & Nursing Sv.  Akron             OH        1,941          1970         1993          28 years
Lebanon Country Manor                               Lebanon           OH        1,290          1984         1986          43 years
Sunnyside Care Center                               Salem             OR          902          1981         1991          30 years
Medford Rehab. & Healthcare Centre                  Medford           OR        1,561           N/A         1991          34 years
Wyomissing Nursing & Rehabilitation Center          Reading           PA          641          1966         1993          45 years
Health Havens Nursing & Rehabilitation Center       E. Providence     RI          339          1962         1990          45 years
Oak Hill Nursing & Rehabilitation Center            Pawtucket         RI          853          1966         1990          45 years
Madison Healthcare & Rehabilitation Center          Madison           TN          516          1968         1992          29 years
Cordova Rehabilitation & Nursing Center             Cordova           TN        3,465          1979         1986          39 years
Primacy Healthcare & Rehabilitation Center          Memphis           TN        2,421          1980         1990          37 years
Masters Health Care Center                          Algood            TN        1,670          1981         1987          38 years
San Pedro Manor                                     San Antonio       TX          570          1985         1995          45 years
Wasatch Care Center                                 Ogden             UT          411          1964         1990          25 years
Crosslands Rehabilitation & Health Care Ctr         Sandy             UT        1,033          1987         1992          40 years
St. George Care and Rehab. Center                   St. George        UT        1,560          1976         1993          29 years
Federal Heights Rehab. & Nsg. Ctr.                  Salt Lake City    UT          809          1962         1992          29 years
Wasatch Valley Rehabilitation                       Salt Lake City    UT        1,120          1962         1995          29 years
Nansemond Pointe Rehab. & HC Ctr.                   Suffolk           VA        2,249          1963         1991          32 years
Harbour Pointe Med. & Rehabilitation Ctr            Norfolk           VA        1,536          1969         1993          28 years
River Pointe Rehab. & Healthc. Ctr.                 Virginia Beach    VA        1,930          1953         1991          25 years
Bay Pointe Medical & Rehabilitation Centre          Virginia Beach    VA          951          1971         1993          29 years
Birchwood Terrace Healthcare                        Burlington        VT        2,014          1965         1990          27 years
Arden Rehabilitation & Healthcare Ctr               Seattle           WA        1,354          1950         1993        28.5 years
Northwest Continuum Care Center                     Longview          WA          895          1955         1992          29 years
Bellingham Health Care & Rehabilitation Svc         Bellingham        WA        1,285          1972         1993        28.5 years
Rainier Vista Care Center                           Puyallup          WA        1,243          1986         1991          40 years
Lakewood Healthcare Center                          Lakewood          WA          919          1989         1989          45 years
Vancouver Healthcare & Rehab. Ctr.                  Vancouver         WA        1,060          1970         1993          28 years
Heritage Health & Rehabilitation Center             Vancouver         WA          268          1955         1992          29 years
Edmonds Rehabilitation & Healthcare Center          Edmonds           WA        1,207          1961         1991          25 years
Queen Anne Healthcare                               Seattle           WA          964          1970         1993          29 years

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                                                              Gross Amount Carried
                                                                       Initial Cost to Company                 at Close of Period
                                                                       -----------------------     Cost       --------------------
                                Location                                          Buildings     Capitalized             Buildings
----------------------------------------------------------------------           and Improve-  Subsequent to           and Improve-
Facility name                                     City           State    Land      ments       Acquisition    Land       ments
-----------------------------------------------------------------------------------------------------------------------------------
San Luis Medical & Rehabilitation Center          Greenbay         WI      259       5,299           -          259         5,299
Eastview Medical & Rehabilitation Center          Antigo           WI      200       4,047           -          200         4,047
Colonial Manor Medical & Rehabilitation Center    Wausau           WI      169       3,370           -          169         3,370
Colony Oaks Care Center                           Appleton         WI      353       3,571           -          353         3,571
North Ridge Med. & Rehabilitation Center          Manitowoc        WI      206       3,785           -          206         3,785
Vallhaven Care Center                             Neenah           WI      337       5,125           -          337         5,125
Kennedy Park Medical & Rehabilitation Center      Schofield        WI      301       3,596           -          301         3,596
Family Heritage Med. & Rehabilitation Center      Wisconsin Rapids WI      240       3,350           -          240         3,350
Mt. Carmel Medical & Rehabilitation Center        Burlington       WI      274       7,205           -          274         7,205
Mt. Carmel Medical & Rehabilitation Center        Milwaukee        WI    2,678      25,867           -        2,678        25,867
Sheridan Medical Complex                          Kenosha          WI      282       4,910           -          282         4,910
Woodstock Health & Rehab. Center                  Kenosha          WI      562       7,424           -          562         7,424
Mountain Towers Healthcare & Rehabilitation       Cheyenne         WY      342       3,814           -          342         3,814
South Central Wyoming HC. & Rehabilitation        Rawlins          WY      151       1,738           -          151         1,738
Wind River Healthcare & Rehab. Ctr                Riverton         WY      179       1,559           -          179         1,559
Sage View Care Center                             Rock Springs     WY      287       2,392           -          287         2,392
                                                                       ------------------------------------------------------------
TOTAL KINDRED NURSING HOMES                                             75,264     734,661         1,178     74,884       735,839

NON-KINDRED SKILLED NURSING FACILITIES
Birchwood Care Center                                              MI      291       6,187           -          285         3,095
Clara Barton Terrace                                               MI      375       2,219           -          375         2,219
Mary Avenue Care Center                                            MI      162       1,744           -          162         1,744
Woodside Convalescent Center                                       MN      639       3,440            56        639         3,496
Hillhaven Convalescent Center                                      NV      121       1,181           -          121         1,181
Marietta Convalescent Center                                       OH      158       3,266            75        158         3,341
                                                                       ------------------------------------------------------------
TOTAL NON-KINDRED SKILLED NURSING FACILITIES                             1,746      18,037           131      1,740        15,076
                                                                       ------------------------------------------------------------
TOTAL FOR SKILLED NURSING FACILITIES                                    77,010     752,698         1,309     76,624       750,915

KINDRED HOSPITALS

Kindred Hospital - Phoenix                        Phoenix          AZ      226       3,359           -          226         3,359
Kindred Hospital - Tucson                         Tucson           AZ      130       3,091           -          130         3,091
Kindred Hospital - Ontario                        Ontario          CA      523       2,988           -          523         2,988
Kindred Hospital - San Leandro                    San Leandro      CA    2,735       5,870           -        2,735         5,870
Kindred Hospital - Orange County                  Westminster      CA      728       7,384           -          728         7,384
THC - Orange County                               Brea             CA    3,144       2,611           -        3,144         2,611
Kindred Hospital - San Diego                      San Diego        CA      670      11,764           -          670        11,764
Recovery Inn of Menlo Park                        Menlo Park       CA      -         2,799           -          -           2,799
Kindred Hospital - Denver                         Denver           CO      896       6,367           -          896         6,367

                                                                                                                    Life on Which
                                                                                                                    Depreciation
                                Location                                                                             in Income
----------------------------------------------------------------------   Accumulated      Date of        Date       Statement is
Facility name                                     City           State   Depreciation   Construction   Acquired       Computed
----------------------------------------------------------------------------------------------------------------------------------
San Luis Medical & Rehabilitation Center          Greenbay         WI        1,685           N/A         1996         25 years
Eastview Medical & Rehabilitation Center          Antigo           WI        1,612          1962         1991         28 years
Colonial Manor Medical & Rehabilitation Center    Wausau           WI        1,194          1964         1995         30 years
Colony Oaks Care Center                           Appleton         WI        1,318          1967         1993         29 years
North Ridge Med. & Rehabilitation Center          Manitowoc        WI        1,307          1964         1992         29 years
Vallhaven Care Center                             Neenah           WI        1,828          1966         1993         28 years
Kennedy Park Medical & Rehabilitation Center      Schofield        WI        2,360          1966         1982         29 years
Family Heritage Med. & Rehabilitation Center      Wisconsin Rapids WI        2,401          1966         1982         26 years
Mt. Carmel Medical & Rehabilitation Center        Burlington       WI        2,236          1971         1991         30 years
Mt. Carmel Medical & Rehabilitation Center        Milwaukee        WI        9,366          1958         1991         30 years
Sheridan Medical Complex                          Kenosha          WI        2,003          1964         1991         25 years
Woodstock Health & Rehab. Center                  Kenosha          WI        3,164          1970         1991         25 years
Mountain Towers Healthcare & Rehabilitation       Cheyenne         WY        1,199          1964         1992         29 years
South Central Wyoming HC. & Rehabilitation        Rawlins          WY          579          1955         1993         29 years
Wind River Healthcare & Rehab. Ctr                Riverton         WY          514          1967         1992         29 years
Sage View Care Center                             Rock Springs     WY          819          1964         1993         30 years
                                                                          ----------
TOTAL KINDRED NURSING HOMES                                                256,848

NON-KINDRED SKILLED NURSING FACILITIES
Birchwood Care Center                                              MI        1,313           N/A         1986         36 years
Clara Barton Terrace                                               MI        2,220           N/A         1982         21 years
Mary Avenue Care Center                                            MI        1,661           N/A         1982         21 years
Woodside Convalescent Center                                       MN        2,418           N/A         1982         28 years
Hillhaven Convalescent Center                                      NV          805           N/A         1978         40 years
Marietta Convalescent Center                                       OH         988            N/A         1993         25 years
                                                                          ----------
TOTAL NON-KINDRED SKILLED NURSING FACILITIES                                 9,405
                                                                          ----------
TOTAL FOR SKILLED NURSING FACILITIES                                       266,253

KINDRED HOSPITALS
Kindred Hospital - Phoenix                        Phoenix          AZ         1,263          N/A         1992         30 years
Kindred Hospital - Tucson                         Tucson           AZ         1,332          N/A         1994         25 years
Kindred Hospital - Ontario                        Ontario          CA         1,069          N/A         1994         25 years
Kindred Hospital - San Leandro                    San Leandro      CA         3,646          N/A         1993         25 years
Kindred Hospital - Orange County                  Westminster      CA         3,265          N/A         1993         20 years
THC - Orange County                               Brea             CA           341         1990         1995         40 years
Kindred Hospital - San Diego                      San Diego        CA         3,902          N/A         1994         25 years
Recovery Inn of Menlo Park                        Menlo Park       CA         1,263         1992         1992         20 years
Kindred Hospital - Denver                         Denver           CO         2,905          N/A         1994         20 years

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                                                           Gross Amount Carried
                                                                    Initial Cost to Company                 at Close of Period
                                                                    -----------------------     Cost       --------------------
                                Location                                       Buildings    Capitalized              Buildings
------------------------------------------------------------------            and Improve-  Subsequent to           and Improve-
Facility name                               City             State    Land       ments       Acquisition    Land       ments
--------------------------------------------------------------------------------------------------------------------------------
Kindred Hospital - Coral Gables             Coral Gables       FL     1,071      5,348           -         1,071        5,348
Kindred Hospital - St. Petersburg           St. Petersburg     FL     1,418     17,525           7         1,418       17,532
Kindred Hospital - Ft. Lauderdale           Ft. Lauderdale     FL     1,758     14,080           -         1,758       14,080
Kindred Hospital - North Florida            Green Cove Spr.    FL       145      4,613           -           145        4,613
Kindred Hospital - Central Tampa            Tampa              FL     2,732      7,676           -         2,732        7,676
Kindred Hospital - Hollywood                Hollywood          FL       605      5,229           -           605        5,229
Kindred Hospital - Sycamore                 Sycamore           IL        77      8,549           -            77        8,549
Kindred Hospital - Chicago North            Chicago            IL     1,583     19,980           -         1,583       19,980
Kindred Hospital - Lake Shore               Chicago            IL     1,513      9,525           -         1,513        9,525
Kindred Hospital - Northlake                Northlake          IL       850      6,498           -           850        6,498
Kindred Hospital - LaGrange                 LaGrange           IN       173      2,330           -           173        2,330
Kindred Hospital - Indianapolis             Indianapolis       IN       985      3,801           -           985        3,801
Kindred Hospital - Louisville               Louisville         KY     3,041     12,330           -         3,041       12,330
Kindred Hospital - New Orleans              New Orleans        LA       648      4,971           -           648        4,971
Kindred Hosp - Boston Northshore            Peabody            MA       543      7,568           -           543        7,568
Kindred Hospital - Boston                   Boston             MA     1,551      9,796           -         1,551        9,796
Kindred Hospital - Detroit                  Lincoln Park       MI       355      3,544           -           355        3,544
Kindred Hospital - Metro Detroit            Detroit            MI       564      4,896           -           564        4,896
Kindred Hospital - Minneapolis              Golden Valley      MN       223      8,120           -           223        8,120
Kindred Hospital - Kansas City              Kansas City        MO       277      2,914           -           277        2,914
Kindred Hospital - St. Louis                St. Louis          MO     1,126      2,087           -         1,126        2,087
Kindred Hospital - Greensboro               Greensboro         NC     1,010      7,586           -         1,010        7,586
Kindred Hospital - Albuquerque              Albuquerque        NM        11      4,253           -            11        4,253
THC - Las Vegas Hospital                    Las Vegas          NV     1,110      2,177           -         1,110        2,177
Kindred Hospital - Oklahoma City            Oklahoma City      OK       293      5,607           -           293        5,607
Kindred Hospital - Philadelphia             Philadelphia       PA       135      5,223           -           135        5,223
Kindred Hospital - Pittsburgh               Oakdale            PA       662     12,854           -           662       12,854
Kindred Hospital - Chattanooga              Chattanooga        TN       757      4,415           -           757        4,415
Kindred Hospital - San Antonio              San Antonio        TX       249     11,413           -           249       11,413
Kindred Hospital - Ft. Worth Southwest      Ft. Worth          TX     2,342      7,458           -         2,342        7,458
Kindred Hospital - Houston Northwest        Houston            TX     1,699      6,788           -         1,699        6,788
Kindred Hospital - Mansfield                Mansfield          TX       267      2,462           -           267        2,462
Kindred Hospital - Ft. Worth West           Ft. Worth          TX       648     10,608           -           648       10,608
Kindred Hospital - Houston                  Houston            TX        33      7,062           -            33        7,062
Kindred Hospital - Arlington, VA            Arlington          VA     3,025      3,105           -         3,025        3,105
                                                                    ------------------------------------------------------------
TOTAL FOR KINDRED HOSPITALS                                          42,531    298,624           7        42,531      298,631

PERSONAL CARE FACILITIES
ResCare - Tangram  - 8 sites                San Marcos         TX       616      6,512           4           616        6,521
                                                                    ------------------------------------------------------------

                                                                                                                 Life on Which
                                                                                                                 Depreciation
                                Location                                                                           in Income
------------------------------------------------------------------   Accumulated      Date of        Date        Statement is
Facility name                               City             State   Depreciation   Construction   Acquired        Computed
--------------------------------------------------------------------------------------------------------------------------------
Kindred Hospital - Coral Gables             Coral Gables       FL        2,399          N/A          1992          30 years
Kindred Hospital - St. Petersburg           St. Petersburg     FL        4,740         1968          1997          40 years
Kindred Hospital - Ft. Lauderdale           Ft. Lauderdale     FL        5,768          N/A          1989          30 years
Kindred Hospital - North Florida            Green Cove Spr.    FL        1,516          N/A          1994          20 years
Kindred Hospital - Central Tampa            Tampa              FL        1,349         1970          1993          40 years
Kindred Hospital - Hollywood                Hollywood          FL        1,364         1937          1995          20 years
Kindred Hospital - Sycamore                 Sycamore           IL        2,787          N/A          1993          20 years
Kindred Hospital - Chicago North            Chicago            IL        6,187          N/A          1995          25 years
Kindred Hospital - Lake Shore               Chicago            IL        4,399         1995          1976          20 years
Kindred Hospital - Northlake                Northlake          IL        2,658          N/A          1991          30 years
Kindred Hospital - LaGrange                 LaGrange           IN        1,712          N/A          1985          25 years
Kindred Hospital - Indianapolis             Indianapolis       IN        1,614          N/A          1993          30 years
Kindred Hospital - Louisville               Louisville         KY        4,111          N/A          1995          20 years
Kindred Hospital - New Orleans              New Orleans        LA        2,377         1968          1978          20 years
Kindred Hosp - Boston Northshore            Peabody            MA        1,377         1974          1993          40 years
Kindred Hospital - Boston                   Boston             MA        4,735          N/A          1994          25 years
Kindred Hospital - Detroit                  Lincoln Park       MI        1,714          N/A          1991          20 years
Kindred Hospital - Metro Detroit            Detroit            MI          662         1980          1997          40 years
Kindred Hospital - Minneapolis              Golden Valley      MN        1,830         1952          1994          40 years
Kindred Hospital - Kansas City              Kansas City        MO        1,274          N/A          1992          30 years
Kindred Hospital - St. Louis                St. Louis          MO        1,064          N/A          1991          40 years
Kindred Hospital - Greensboro               Greensboro         NC        3,014          N/A          1994          20 years
Kindred Hospital - Albuquerque              Albuquerque        NM          670         1985          1993          40 years
THC - Las Vegas Hospital                    Las Vegas          NV          348         1980          1994          40 years
Kindred Hospital - Oklahoma City            Oklahoma City      OK        1,884          N/A          1993          30 years
Kindred Hospital - Philadelphia             Philadelphia       PA        1,086          N/A          1995          35 years
Kindred Hospital - Pittsburgh               Oakdale            PA        2,900          N/A          1996          40 years
Kindred Hospital - Chattanooga              Chattanooga        TN        1,904          N/A          1993          22 years
Kindred Hospital - San Antonio              San Antonio        TX        3,564          N/A          1993          30 years
Kindred Hospital - Ft. Worth Southwest      Ft. Worth          TX        2,593         1987          1986          20 years
Kindred Hospital - Houston Northwest        Houston            TX        1,477         1986          1985          40 years
Kindred Hospital - Mansfield                Mansfield          TX          918          N/A          1990          40 years
Kindred Hospital - Ft. Worth West           Ft. Worth          TX        3,242          N/A          1994          34 years
Kindred Hospital - Houston                  Houston            TX        2,611          N/A          1994          20 years
Kindred Hospital - Arlington, VA            Arlington          VA        1,356          N/A          1995          28 years
                                                                      ---------
TOTAL FOR KINDRED HOSPITALS                                            102,190

PERSONAL CARE FACILITIES
ResCare - Tangram  - 8 sites                San Marcos         TX        1,059          N/A          1998          20 years

                                  VENTAS, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)

                                                                Gross Amount Carried
                          Initial Cost to Company                at Close of Period                                    Life on Which
                          -----------------------     Cost      --------------------                                   Depreciation
         Location                     Buildings    Capitalized            Buildings                                      in Income
--------------------------           and Improv-  Subsequent to          and Improv- Accumulated    Date of      Date   Statement is
Facility name  City  State  Land        ments      Acquisition   Land       ments    Depreciation Construction Acquired   Computed
------------------------------------------------------------------------------------------------------------------------------------

                          120,157    1,057,834       1,320     119,771   1,056,067      369,502
                        =========================================================================

Note: Total aggregate cost for federal income tax purposes is $1,166,971.

                                                            For the years ended December 31,
                                                         --------------------------------------
                                                            2001          2000          1999
                                                         ----------    ----------    ----------
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period                           $1,176,143    $1,182,547    $1,185,969
Additions during period:
                                Acquisitions                     75             -             -
Dispositions:
                                Asset Impairment                                         (3,422)
                                Sale of facility                           (6,404)
                                Sale of land parcel            (380)
                                                         ----------    ----------    ----------
Balance end of period                                    $1,175,838    $1,176,143    $1,182,547
                                                         ==========    ==========    ==========

Accumulated depreciation:
Balance at beginning of period                           $  327,598    $  287,756    $  246,509
Additions during period:
                                Depreciation expense         41,904        42,188        42,742
Dispositions:
                                Asset Impairment                                         (1,495)
                                Sale of facility                           (2,346)
                                                         ----------    ----------    ----------

Balance end of period                                    $  369,502    $  327,598    $  287,756
                                                         ==========    ==========    ==========