Form 10-Q
period 2002-03-31
VENTAS INC
filed 2002-05-14
CIK 740260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO     .
                                                         ---    ---

                         Commission file number: 1-10989

                                  Ventas, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                    61-1055020
 (State or other jurisdiction)              (I.R.S. Employer Identification No.)

                         4360 Brownsboro Road, Suite 115
                              Louisville, Kentucky
                    (Address of principal executive offices)

                                   40207-1642
                                   (Zip Code)

                                 (502) 357-9000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock:                          Outstanding at May 8, 2002:
 Common Stock, $.25 par value                             69,065,838 Shares

                                  VENTAS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I--FINANCIAL INFORMATION....................................................................     3
Item 1. Financial Statements ....................................................................     3
           Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001......     3
           Condensed Consolidated Statements of Income for the Three Months Ended
              March 31, 2002 and March 31, 2001..................................................     4
           Condensed Consolidated Statements of Comprehensive Income for the
              Three Months Ended March 31, 2002 and March 31, 2001 ..............................     5
           Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and March 31, 2001...............................     6
           Notes To Condensed Consolidated Financial Statements..................................     7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....    23
Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................    34

PART II--OTHER INFORMATION.......................................................................    37
Item 1. Legal Proceedings........................................................................    37
Item 6. Exhibits and Reports on Form 8-K ........................................................    37

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VENTAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            March 31,   December 31,
                                                                              2002         2001
                                                                           (Unaudited)   (Audited)
                                                                           -----------  ------------
                                     Assets
Real estate investments:
   Land ................................................................   $  119,650    $  119,771
   Building and improvements ...........................................    1,054,886     1,056,067
                                                                           ----------    ----------
                                                                            1,174,536     1,175,838
   Accumulated depreciation ............................................     (379,116)     (369,502)
                                                                           ----------    ----------
      Total real estate investments ....................................      795,420       806,336
Cash and cash equivalents ..............................................        9,281        18,596
Restricted cash ........................................................       19,994        20,773
Deferred financing costs, net ..........................................       13,453        14,153
Investment in Kindred Healthcare, Inc. common stock ....................       43,751        55,118
Kindred Healthcare, Inc. common stock reserved for distribution ........           --        17,086
Notes receivable from employees ........................................        4,508         3,635
Other ..................................................................        5,225         6,162

                                                                           ----------    ----------
      Total assets .....................................................   $  891,632    $  941,859
                                                                           ==========    ==========

                      Liabilities and stockholders' equity
Liabilities:
   Notes payable and other debt ........................................   $  831,544    $  848,368
   United States Settlement ............................................       54,747        54,747
   Deferred revenue ....................................................       20,400        21,027
   Interest rate swap agreements .......................................       16,715        27,430
   Accrued dividend ....................................................           --        17,910
   Accounts payable and other accrued liabilities ......................       17,218        18,154
   Other liabilities--disputed federal, state and local tax refunds ....       14,880        14,903
   Deferred income taxes ...............................................       30,394        30,394
                                                                           ----------    ----------
      Total liabilities ................................................      985,898     1,032,933
                                                                           ----------    ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, unissued ...........................................           --            --
   Common stock ........................................................       18,402        18,402
   Capital in excess of par value ......................................      119,263       122,468
   Unearned compensation on restricted stock ...........................       (2,070)       (1,000)
   Accumulated other comprehensive income ..............................       35,522        36,174
   Retained earnings (deficit) .........................................     (137,793)     (134,088)
                                                                           ----------    ----------
                                                                               33,324        41,956
   Treasury stock ......................................................     (127,590)     (133,030)
                                                                           ----------    ----------
      Total stockholders' equity (deficit) .............................      (94,266)      (91,074)
                                                                           ----------    ----------

      Total liabilities and stockholders' equity .......................   $  891,632    $  941,859
                                                                           ==========    ==========

            See notes to condensed consolidated financial statements

                                  VENTAS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2002       2001
                                                             -------   --------
Revenues:
   Rental income .........................................   $46,397   $46,118
   Interest and other income .............................       342     1,506
                                                             -------   -------
                                                              46,739    47,624
Expenses:
   General and administrative ............................     2,311     2,549
   Professional fees .....................................       565     1,799
   Amortization of restricted stock grants ...............       422       403
   Depreciation ..........................................    10,466    10,498
   Interest ..............................................    19,860    21,121
   Interest on United States Settlement ..................     1,471        --
                                                             -------   -------
      Total expenses .....................................    35,095    36,370
                                                             -------   -------
Income before gain on sale of real estate and
   income taxes ..........................................    11,644    11,254
Net gain on sale of real estate ..........................     1,057        --
                                                             -------   -------
Income before income taxes ...............................    12,701    11,254
Provision for income taxes ...............................        --       675
                                                             -------   -------
Net income ...............................................   $12,701   $10,579
                                                             =======   =======

Earnings per common share:
   Basic .................................................   $  0.18   $  0.16
   Diluted ...............................................   $  0.18   $  0.15

Shares used in computing earnings per common share:
   Basic .................................................    68,698    68,222
   Diluted ...............................................    69,844    68,872

Dividend declared and paid per common share ..............   $0.2375   $    --

            See notes to condensed consolidated financial statements

                                  VENTAS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                          For the Three    For the Three
                                                          Months Ended     Months Ended
                                                         March 31, 2002   March 31, 2001
                                                         --------------   --------------
Net income ...........................................      $ 12,701         $ 10,579

Other comprehensive income (loss):
   Cumulative effect from change in accounting for
      derivatives ....................................            --           17,476
   Unrealized gain (loss) on interest rate swaps .....        10,715          (17,504)
   Unrealized loss on Kindred, Inc. common stock .....       (11,367)              --
                                                            --------         --------
                                                                (652)             (28)
                                                            --------         --------

     Net comprehensive income ........................      $ 12,049         $ 10,551
                                                            ========         ========

            See notes to condensed consolidated financial statements

                                  VENTAS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended
                                                                           ---------------------
                                                                           March 31,   March 31,
                                                                             2002        2001
                                                                           ---------   ---------
Cash flows from operating activities:
Net income .............................................................   $ 12,701    $ 10,579
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation ..................................................     10,466      10,498
         Amortization of deferred financing costs ......................        700         611
         Amortization of restricted stock grants .......................        422         403
         Normalized rents ..............................................        (48)          7
         Gain on sale of real estate ...................................     (1,057)         --
         Amortization of deferred revenue ..............................       (627)         --
         Other .........................................................         38          --
   Changes in operating assets and liabilities:
         (Increase) decrease in restricted cash ........................        779        (160)
         Increase in accounts receivable and other assets ..............       (254)       (247)
         Increase in accounts payable and accrued and other
            liabilities ................................................      1,058       1,407
                                                                           --------    --------
               Net cash provided by operating activities ...............     24,178      23,098
Cash flows from investing activities:
      Proceeds from sale of real estate ................................      1,550          --
      Purchase of furniture and equipment ..............................        (76)        (95)
      Increase in notes receivable from employees ......................       (873)       (460)
                                                                           --------    --------
               Net cash provided by (used in) investing activities .....        601        (555)
Cash flows from financing activities:
      Repayment of long-term debt ......................................    (16,824)    (35,000)
      Cost of issuance of stock ........................................        (40)         --
      Cash dividends to stockholders ...................................    (17,230)    (19,846)
                                                                           --------    --------
               Cash used in financing activities .......................    (34,094)    (54,846)
                                                                           --------    --------
Decrease in cash and cash equivalents ..................................     (9,315)    (32,303)
Cash and cash equivalents--beginning of period .........................     18,596      87,401
                                                                           --------    --------
Cash and cash equivalents--end of period ...............................   $  9,281    $ 55,098
                                                                           ========    ========

Supplemental schedule of noncash activities:
   Dividend distribution of Kindred common stock .......................   $ 17,086    $     --
                                                                           ========    ========

            See notes to condensed consolidated financial statements

                                  VENTAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY

     Ventas, Inc. ("Ventas" or the "Company") is a Delaware corporation that elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for the year ending December 31, 2002 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 44 hospitals, 215 nursing facilities and eight personal care facilities in 36 states as of March 31, 2002. The Company and its subsidiaries lease these facilities to healthcare operating companies under "triple-net" or "absolute net" leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, "Kindred") lease 210 of the Company's nursing facilities and all of the Company's hospitals as of March 31, 2002. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty") and an indirect, wholly owned limited liability company, Ventas Finance I, LLC ("Ventas Finance"). The Company's business consists of owning and leasing healthcare facilities and leasing or subleasing such facilities to third parties.

NOTE 2--BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily an indication of the results that may be expected for the year ending December 31, 2002. The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company's audited consolidated financial statements for the year ended December 31, 2001. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company has one primary reportable segment, which consists of investment in real estate. The Company's primary business is owning and leasing healthcare facilities and leasing or subleasing such facilities to third parties, primarily Kindred. See "Note 3--Concentration of Credit Risk and Recent Developments." All of the Company's leases are triple-net leases, which require the tenants to pay all property-related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expenses reflected in the Condensed Consolidated Statements of Income relate to the Company's investment in real estate.

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3--CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

     As of March 31, 2002, approximately 70.3% of the Company's real estate investments, based on the original cost of such investments, related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company's facilities are located in 36 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company's total revenues.

     Approximately 98.1% of the Company's real estate investments, based on the original cost of such investments, are operated by Kindred. Approximately 98.9% of the Company's rental revenue for the three months ended March 31, 2002 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the "Amended Master Leases") and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the "CMBS Master Lease," and, collectively with the Amended Master Leases, the "Master Leases").

     Because the Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company's revenues, Kindred's financial condition and its ability and willingness to satisfy its rent obligations under the Master Leases and certain other agreements will significantly impact the Company's revenues and its ability to service its indebtedness, its obligations with respect to the settlement contained in Kindred's bankruptcy plan of reorganization (the "Final Plan") of the civil and administrative claims asserted by the United States against the Company and Kindred (the "United States Settlement") and other obligations, and to make distributions to its stockholders. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases or that Kindred will perform its obligations under the Master Leases. The failure of Kindred to make three consecutive rental payments under any of the Master Leases will trigger an event of default under the Company's 2002 Credit Agreement (as defined below). The inability or unwillingness of Kindred to satisfy its obligations under the Master Leases would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness, its obligations under the United States Settlement and other obligations, and on the Company's ability to make distributions to its stockholders as required to maintain its status as a REIT (a "Material Adverse Effect").

Recent Developments Regarding Dividends

     The Company elected to be taxed as a REIT under the Code for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for the year ending December 31, 2002 and subsequent years. Such qualification requires the Company to declare a distribution to its stockholders of 90% of its taxable income for any given year not later than September 15 of the year following the end of the year in respect of which the dividend is to be paid (i.e., not later than September 15, 2003 for the year 2002) and pay such dividend not later than December 31 of that same year (i.e., not later than December 31, 2003 for the year 2002), or, if earlier, prior to the payment of the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31 of the year following the end of the year in respect of which the dividend is to be paid (i.e., by January 31, 2003 for the year 2002), the Company is required to pay a 4% non-deductible excise tax on the difference between 85% of its taxable net income for the year in respect of which the dividend is to be paid and the aggregate amount of dividends paid for that year on or prior to January 31 of the year following the year in respect of which the dividend is to be paid.

     Consistent with its stated intention to pay total dividends to its stockholders of $0.95 per share for 2002, the Company declared the first quarterly dividend for 2002 of $0.2375 per share on February 12, 2002. The dividend was paid in cash on March 4, 2002 to stockholders of record as of February 22, 2002. Although the Company

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

currently intends to distribute 90% or more of its taxable income for 2002 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made. The Company currently intends to pay subsequent 2002 dividends in cash, although it may pay dividends in whole or in part by distribution of shares of common stock of Kindred (the "Kindred Common Stock"), or other securities or property.

     The Company's estimation of its 2002 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the various agreements (the "Spin Agreements") entered into by the Company and Kindred at the time of the Company's spin-off of Kindred in May 1, 1998 (the "1998 Spin Off"), as such agreements may have been amended and restated in connection with Kindred's emergence from bankruptcy on April 20, 2001 (the "Kindred Effective Date"); the Company's other tenants perform their obligations under their leases with the Company; no additional dispositions of Kindred Common Stock occur; no capital transactions, acquisitions or divestures occur; the Company does not incur any impact from new accounting rule FASB 133 relating to derivatives; the Company's tax and accounting positions do not change; and the Company's issued and outstanding and diluted shares are unchanged.

     It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with accounting principles generally accepted in the United States depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of funds from operations ("FFO") (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the Indentures (as defined below) and the 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the "Required Lenders" under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Notes under each Indenture and there can be no assurance that such consents would be obtained. See "Note 4--Borrowing Arrangements." In addition, the failure or inability of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

     Although the Company intends to continue to qualify as a REIT for the year ended December 31, 2002 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT in any such year. If the Company were to fail, or elect not, to continue to qualify as a REIT in any such year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth year after the year of such termination or revocation.

Recent Developments Regarding Liquidity

     On April 17, 2002, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty, completed an offering (the "Offering") of 8-3/4% Senior Notes due 2009 in the aggregate principal amount of $175 million and 9% Senior Notes due 2012 in the aggregate principal amount of $225 million. Also on April 17, 2002, Ventas Realty obtained a new $350 million secured credit facility. The Company used the proceeds of the Offering and certain borrowings under the new credit facility, in addition to cash on hand, to repay all outstanding indebtedness under the Company's Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated January 31, 2000 (the "2000 Credit Agreement") and to pay certain fees, costs and expenses relating to the Offering

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and new credit facility transactions, including breakage costs for the partial termination of one of its interest rate swap agreements. See "Note 4--Borrowing Arrangements."

Recent Developments Regarding Income Taxes

     The Internal Revenue Service is currently reviewing the federal income tax returns of the Company for years ending December 31, 1997 and 1998. There can be no assurance as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company.

NOTE 4--BORROWING ARRANGEMENTS

     The following is a summary of the Company's long-term debt and certain interest rate and maturity information as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                            March 31,   December 31,
                                                                              2002          2001
                                                                            ---------   ------------
2000 Credit Agreement-$25.0 million revolving credit line, bearing interest at either LIBOR plus 2.75% or the Base Rate plus 1.75% ($25.0 million and $17.8 million available as of March 31, 2002 and December
31, 2001, respectively) .................................................   $     --      $     --

2000 Credit Agreement-Tranche B Loan, bearing interest at a rate of LIBOR
plus 3.25% (5.16% at March 31, 2002 and December 31, 2001)                   133,738       150,000

2000 Credit Agreement-Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25% (6.16% at March 31, 2002 and December 31, 2001), due December
31, 2007 ................................................................    473,368       473,368

CMBS Loan, bearing interest at a nominal weighted average rate of LIBOR plus 1.4589% (3.34% at March 31, 2002 and 3.40% at December 31, 2001),
due December 9, 2006 ....................................................    224,438       225,000
                                                                            --------      --------
                                                                            $831,544      $848,368
                                                                            ========      ========

The 2000 Credit Agreement

     On January 31, 2000, the Company entered into the 2000 Credit Agreement. The loans under the 2000 Credit Agreement are pre-payable without premium or penalty. Borrowings under the 2000 Credit Agreement bear interest at a margin over LIBOR described above or at a margin (that is 100 basis points less than the LIBOR margin) over a Base Rate. The Base Rate is deemed to be the greater of
(i) the prime rate or (ii) the federal funds rate plus 50 basis points.

     The 2000 Credit Agreement is secured by liens on substantially all of the Company's real property and any related leases, rents and personal property (other than the 40 skilled nursing facilities securing the CMBS Loan (as defined below)). In addition, the 2000 Credit Agreement contains certain restrictive covenants. As of March 31, 2002, the Company was in compliance with all applicable covenants under the 2000 Credit Agreement.

     On December 12, 2001, the Company used $212.8 million of the proceeds from the CMBS Loan to pay down a portion of the outstanding principal under the 2000 Credit Agreement. The Company recognized a $1.3 million extraordinary loss in the fourth quarter of 2001 relating to the partial write-off of unamortized deferred financing

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

costs as a result of the aforementioned prepayments under the 2000 Credit Agreement. As a result of the prepayment, the Company's obligation to make monthly mandatory prepayments from excess cash flow and the restriction limiting dividends to 90% of taxable net income were terminated.

     On April 17, 2002, the Company used the proceeds of the Offering and certain borrowing under the 2002 Credit Agreement (as defined below), in addition to cash on hand, to repay all outstanding indebtedness under the 2000 Credit Agreement. See "--Use of Proceeds; Repayment of 2000 Credit Agreement."

The CMBS Transaction

     On December 12, 2001 the Company raised $225 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the "CMBS Transaction"). Under a Loan and Security Agreement dated as of December 12, 2001 (the "CMBS Loan Agreement"), Ventas Finance obtained a loan in the principal amount of $225 million (the "CMBS Loan") from Merrill Lynch Mortgage Lending, Inc., as lender (the "CMBS Lender"). The CMBS Loan is comprised of six components (i) a component in the original principal amount of $125,230,000 which bears interest at LIBOR plus 0.8665%; (ii) a component in the original principal amount of $17,970,000 which bears interest at LIBOR plus 1.1665%;
(iii) a component in the original principal amount of $8,860,000 which bears interest at LIBOR plus 1.5165%; (iv) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 1.9665%; (v) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 2.6665%; and (vi) a component in the original principal amount of $19,280,000 which bears interest at LIBOR plus 3.1665%. Principal of and interest on the CMBS Loan is payable monthly, commencing January 9, 2002. Principal payments on the CMBS Loan were calculated based upon a 25-year amortization schedule using an assumed interest rate of 9.46% per annum. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $211.0 million will be due, assuming all scheduled amortization payments are made and no prepayments are made on the CMBS Loan. The CMBS Loan may be prepaid in whole or in part at any time and from time to time provided that any prepayment on or before January 9, 2003 must be accompanied by a payment of 1% of the amount of the principal amount prepaid.

     The CMBS Loan is secured by liens on the 40 skilled nursing facilities (the "CMBS Properties") transferred by Ventas Realty to Ventas Finance and leased to Kindred under the CMBS Master Lease. Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and the Company.

     Ventas Finance is required to maintain or cause to be maintained the following reserve accounts under the CMBS Loan Agreement: (a) a debt service reserve account in an amount of $5.0 million to cover shortfalls in cash available for debt service on the CMBS Loan, (b) an imposition and insurance reserve for the payment of real property taxes and insurance premiums with respect to the CMBS Properties, and (c) a replacement reserve account in the amount of $1.58 million for the payment of the cost of capital improvements expected to be made to the CMBS Properties. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at December 31, 2001 included $5.0 million related to the debt service reserve account for the CMBS Loan.

     Monthly rental amounts under the CMBS Master Lease are deposited directly by Kindred into a central account for the benefit of the CMBS Lender. Amounts in the central account are applied to pay the monthly principal and interest payments on the CMBS Loan and to fund the reserve accounts required under the CMBS Loan Agreement. Amounts remaining in the central account after the payment of the current month's principal and interest payment and the funding of the reserve accounts are distributed to Ventas Finance, provided no event of default has occurred and is continuing under the CMBS Loan Agreement and provided a Cash Flow Sweep Event (as defined below) has not occurred. The central account is swept on a daily basis.

                                  VENTAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     During the continuance of an event of default or a Cash Flow Sweep Event, all amounts in the central account in excess of the current month's principal and interest payment and the required reserve payments will be deposited into an account and applied as a prepayment of the CMBS Loan on the next monthly payment date. A "Cash Flow Sweep Event" occurs as of any date of determination if (the "Coverage Test") (a) the ratio of (i) the aggregate net cash flow from the CMBS Properties for the applicable quarter to (ii) the debt service on the CMBS Loan for the same quarter, is less than 1.50 to 1, or (b) the aggregate net cash flow from the CMBS Properties for the applicable quarter does not equal or exceed the rent payable under the CMBS Master Lease for the same quarter. No Cash Flow Sweep Event will occur at any time while the Coverage Test is satisfied.

The 2002 Credit Agreement

     On April 17, 2002 (the "Closing Date"), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the "2002 Credit Agreement"). Under the 2002 Credit Agreement, Ventas Realty obtained a $350 million credit facility (the "Total Commitments") consisting of a $60 million term loan (the "Tranche B Term Loan") and a $290 million revolving credit facility (the "Revolving Credit Facility"). The 2002 Credit Agreement also permits Ventas Realty to obtain an additional term loan in an amount of not less than $50 million, but not more than the remaining unused portion of the Total Commitments, subject to the conditions set forth in the 2002 Credit Agreement (the "Tranche C Term Loan"). Ventas Realty has the option to increase the Total Commitments (in the form of term and/or revolving loans) to an amount not to exceed $450 million, subject to the satisfaction of certain conditions set forth in the 2002 Credit Agreement.

     The outstanding aggregate principal balance of the Tranche B Term Loan, the Tranche C Term Loan and the Revolving Credit Facility may not collectively exceed either (a) the Borrowing Base (as described below) or (b) the Total Commitments. As of the Closing Date, the outstanding principal balance of the Tranche B Term Loan was $60.0 million and the outstanding principal balance under the Revolving Credit Facility was $160.3 million. As of the Closing Date, there was no Tranche C Term Loan.

     Amounts under the Revolving Credit Facility may be borrowed and reborrowed from time to time, subject to the conditions set forth in the 2002 Credit Agreement; provided, however, that the Revolving Credit Facility matures and must be repaid in full on April 17, 2005. The principal amount of the Tranche B Term Loan is payable in installments of $150,000 on the last day of each fiscal quarter, beginning September 30, 2002, and matures and must be repaid in full on April 17, 2005.

     Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the "Base Rate") or (ii) a fluctuating LIBOR-based rate per annum (the "Eurodollar Rate"). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility:

          (a) If the senior unsecured (non-credit enhanced) long term debt of Ventas Realty or the Company is rated BBB- or better by Standard & Poor's ("S&P") and Baa3 or better by Moody's Investors Service, Inc. ("Moody's") (in the case of a split rating the lower rating will apply), the Applicable Percentage is as follows: (i) 0.25% for revolving loans bearing interest at the Base Rate and (ii) 2.25% for revolving loans bearing interest at the Eurodollar Rate.

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b) Otherwise, the Applicable Percentage is based on the Consolidated Leverage Ratio (as defined in the 2002 Credit Agreement) as follows:

-------   -----------------   -------------------------   ----------------------
Pricing     Consolidated      Applicable Percentage for    Applicable Percentage
 Level     Leverage Ratio       Eurodollar Rate Loans       for Base Rate Loans
-------   -----------------   -------------------------   ----------------------
  I            *= 4.25                  2.50%                     1.00%
  II      **4.25 but *4.75              2.75%                     1.25%
 III          **= 4.75                  3.00%                     1.50%
-------   -----------------   -------------------------   ----------------------

     The Consolidated Leverage Ratio is generally the ratio of debt of the Company and its consolidated subsidiaries (excluding the United States Settlement, and net of unrestricted cash and cash equivalents), to trailing twelve-month EBITDA of the Company and its consolidated subsidiaries, as more particularly described in the 2002 Credit Agreement. The Applicable Percentage as of the Closing Date was based on pricing level II.

     Loans outstanding under the 2002 Credit Agreement are pre-payable without premium or penalty, provided that loans bearing interest at the Eurodollar Rate are subject to customary "breakage" costs if repaid prior to the end of an interest period. Ventas Realty has agreed to pay various fees in connection with the 2002 Credit Agreement, including without limitation, issuance fees for letters of credit and fees for the unused portion of the total committed amount of the Revolving Credit Facility. Ventas Realty may permanently reduce or terminate the total committed amount of the Revolving Credit Facility, subject to the conditions set forth in the 2002 Credit Agreement.

     The Company (and any other owner of mortgaged property securing Ventas Realty's obligations under the 2002 Credit Agreement from time to time) has guaranteed Ventas Realty's obligations under the 2002 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty's real property assets and any related leases, rents and personal property, and, at Ventas Realty's option, may be secured by certain cash collateral from time to time. Currently, 59 real properties owned by Ventas Realty are mortgaged to secure the 2002 Credit Agreement (the "Borrowing Base Properties"). All 59 Borrowing Base Properties are leased to Kindred pursuant to Amended Master Lease No. 1.

     The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

     The 2002 Credit Agreement contains a number of restrictive covenants, including, without limitation, covenants pertaining to (i) the incurrence of additional indebtedness; (ii) limitations on liens; (iii) customary restrictions on certain dividends, distributions and other payments (the sum of all restricted payments made by the Company after the Closing Date cannot exceed the sum of (a) 95% of the Company's aggregate cumulative FFO and (b) certain additional amounts further described in the 2002 Credit Agreement); (iv) mergers, sales of assets and other transactions; (v) requirements regarding the maintenance of certain (a) consolidated leverage ratios, (b) consolidated fixed charge coverage ratios and (c) consolidated adjusted net worth; (vi) transactions with affiliates; (vii) permitted business and development activities and uses of loan proceeds; and (viii) changes to material agreements. The 2002 Credit Agreement contains various potential events of default and is, among other things, cross-defaulted with certain other indebtedness and obligations of Ventas Realty and the Company.

*  Less Than
** Greater Than

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes Offering

     On the Closing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (collectively, the "Issuers"), completed the Offering of 8-3/4% Senior Notes due 2009 in the aggregate principal amount of $175 million (the "2009 Notes") and 9% Senior Notes due 2012 in the aggregate principal amount of $225 million (the "2012 Notes" and, together with the 2009 Notes, the "Notes"). The 2009 Notes and the 2012 Notes were issued under separate Indentures, each dated as of April 17, 2002 (collectively, the "Indentures") and mature on May 1, 2009 and May 1, 2012, respectively.

     The Notes are unconditionally guaranteed on a senior unsecured basis by the Company and by certain of the Company's current and future subsidiaries as described in the Indentures (collectively, the "Guarantors"). The Notes are part of the general unsecured obligations of the Company and Ventas Realty, rank equal in right of payment with all existing and future senior obligations of the Company and Ventas Realty, and rank senior to all existing and future subordinated indebtedness of the Company and Ventas Realty. However, the Notes are effectively subordinated to all borrowings under the 2002 Credit Agreement with respect to Borrowing Base Properties and any future assets securing indebtedness under the 2002 Credit Agreement. In addition, the Notes are structurally subordinated to approximately $225 million of indebtedness relating to the CMBS Transaction that is secured by the CMBS Properties. The Issuers may redeem the Notes, in whole or in part, at any time at a redemption price equal to the principal amount, plus accrued and unpaid interest to the date of redemption and a make-whole premium as described in the Indentures.

     If the Company experiences certain kinds of changes of control, as described in the Indentures, the Issuers must make an offer to repurchase the Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody's and S&P have confirmed their ratings of the Notes and certain other conditions are met as set forth in the Indentures, this repurchase obligation will not apply.

     The Indentures contain covenants that limit the ability of the Company and certain of the Company's subsidiaries (collectively, the "Restricted Group") to, among other things (i) incur debt, (ii) incur secured debt, (iii) make certain dividend payments, distributions and investments (the sum of all restricted payments made by the Company after the Closing Date cannot exceed the sum of (a) 95% of the Company's aggregate cumulative FFO and (b) certain additional amounts further described in the Indentures), (iv) enter into certain transactions, including transactions with affiliates, (v) subject the Company's subsidiaries to restrictions on dividends or other payments to the Company, (vi) merge, consolidate or transfer all or substantially all of the Restricted Group's assets and (vii) sell assets. These covenants are subject to certain exceptions and qualifications as described in the Indentures. The Restricted Group is also required to maintain total unencumbered assets of at least 150% of the Restricted Group's unsecured debt. If the Company obtains an investment grade rating, certain of these covenants will be suspended while such rating remains in effect.

     The Issuers and the Guarantors are obligated to file a registration statement with respect to an offer to exchange the Notes for two new series of notes registered under the Securities Act and otherwise identical to the Notes within 45 days after the date the Offering was consummated. The Issuers and the Guarantors also are obligated to use commercially reasonable efforts to cause the registration statement to be declared effective within 180 days after the date the Offering was consummated. The Issuers and the Guarantors may be required to file and have declared effective a shelf registration statement to cover resales of the Notes under certain circumstances. If the Issuers and the Guarantors fail to satisfy these obligations, they may be required to pay liquidated damages to the holders of the Notes.

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Proceeds; Repayment of 2000 Credit Agreement

     On April 17, 2002, the Company used (i) the $400.0 million gross proceeds from the Offering, (ii) $220.3 million of borrowings under the 2002 Credit Agreement (consisting of $60.0 million of borrowings under the Tranche B Term Loan and $160.3 million of borrowings under the Revolving Credit Facility) and
(iii) approximately $14.3 million cash on hand to: (a) repay all outstanding indebtedness under the 2000 Credit Agreement, (b) pay certain closing costs, fees and expenses, and (c) pay a one-time $13.6 million breakage cost relating to the termination of $350 million notional amount of the 1998 Swap (defined below). The Company will record a $7.0 million extraordinary loss in the second quarter ending June 30, 2002 to write-off deferred financing costs relating to the 2000 Credit Agreement.

Derivatives and Hedging

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Company currently has two interest rate swaps to manage interest rate risk. The Company prohibits the use of derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     One of the Company's interest rate swap agreements has a notional principal amount as of March 31, 2002 of $800 million (the "1998 Swap"). Under the 1998 Swap the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate) maturing June 30, 2003.

     The terms of the 1998 Swap require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels. The threshold levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in its prior bank credit agreement. As of March 31, 2002, no collateral was posted under the 1998 Swap.

     On August 4, 1999, the Company entered into an agreement with the 1998 Swap counterparty to shorten the maturity of the 1998 Swap from December 31, 2007 to June 30, 2003 in exchange for a payment in 1999 from the counterparty to the Company of $21.6 million. The Company expects to amortize that portion of the $21.6 million payment remaining after the $7.4 million adjustment described below for financial accounting purposes in future periods beginning in July 2003 and ending December 2007.

     On the Closing Date, as a result of the consummation of the Offering and the establishment of the new credit facility under the 2002 Credit Agreement, all of the outstanding indebtedness under the 2000 Credit Agreement was repaid in full. Consequently, the Company no longer expects variable rate debt held by the Company to exceed $450 million in the foreseeable future. Accordingly, on April 17, 2002, the Company entered into an agreement with the 1998 Swap counterparty to break $350 million of the $800 million 1998 Swap notional amount in exchange for a payment to the counterparty of approximately $13.6 million. Additionally, a portion of the previously deferred gain recorded in connection with the 1999 transaction to shorten the maturity of the 1998 Swap also was impacted by the change in expectation. Based on the Company's previous designation of the 1998 Swap to hedge the Company's exposure to variable rate debt, the $13.6 million partial swap breakage cost and $7.4 million of the approximately $21.6 million deferred gain, both of which were previously recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income, will be recognized as an expense in the Statement of Operations in the second quarter ending June 30, 2002.

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The notional amount of the 1998 Swap, which as of April 17, 2002 was $450 million, is scheduled to decline as follows:

                Notional Amount                        Date
                ---------------                 -----------------
                 $425,000,000                   December 31, 2002
                       --                         June 30, 2003

     The 1998 Swap is treated as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Over time, the unrealized gains and losses recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Assuming no changes in interest rates, the Company estimates that, in addition to the $13.6 million partial swap breakage cost, approximately $10.0 million of the current balance recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be recorded as interest expense within the next twelve months consistent with historical reporting. The amount reclassified into interest expense for the three months ended March 31, 2002 was $7.9 million.

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

                Notional Amount                        Date
                ---------------                 -----------------
                 $300,000,000                     June 30, 2006
                  150,000,000                     June 30, 2007

     In accordance with the terms of the CMBS Loan Agreement, on December 11, 2001, Ventas Finance purchased an interest rate cap from a highly rated counterparty (the "Buy Cap"). Because the Company already hedged its consolidated interest rate risk through the 1998 Swap and 2003-2008 Swap, on December 11, 2001 the Company sold an interest rate cap (the "Sell Cap") for the same notional value ($225 million) and on the same terms (5 year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company's balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

     At March 31, 2002, the 1998 Swap and 2003-2008 Swap were reported at their fair value of $16.7 million in liabilities in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income. The Buy and Sell Caps are reported at their fair value of approximately $1.8 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported as the Condensed Consolidated Statement of Operations and net to zero for the three months ended March 31, 2002.

NOTE 5 -- Litigation

Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements

     The following litigation and other matters arose from the Company's operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the Spin Agreements, Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the "Indemnification"). Kindred is presently defending the Company in the matters described below, among others. Under the Final Plan, Kindred assumed and agreed to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements. However, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Kindred's public filings and information provided to the Company by Kindred. There can be no assurance that Kindred has included in its public filings and provided the Company complete and accurate information in all instances.

     A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc. et al. was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). A proposed settlement of the Helwig case is scheduled to be considered by the court on May 13, 2002. In addition, a stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. There were no material developments in these lawsuits during the first quarter ended March 31, 2002. Kindred, on behalf of the Company, intends to continue to defend these actions vigorously.

     A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs' civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs' state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the bankruptcy proceedings of Vencor, Inc. (now known as Kindred Healthcare, Inc.) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys' fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. This action was dismissed in its entirety on February 4, 2002. The plaintiffs filed a motion requesting that the dismissal be altered to allow the plaintiffs to resume this action if they are unable to obtain relief in the Kindred proceedings in the Bankruptcy Court, and the District Court granted the plaintiffs' motion on April 5, 2002. On May 6, 2002, the plaintiffs filed an appeal of the District Court's dismissal of this action. The plaintiffs have also filed a motion with the Kindred Bankruptcy Court requesting, among other things, that the Kindred Bankruptcy Court set aside portions of the releases of the Company contained in the Final Plan, as such releases apply to the plaintiffs. Kindred, on behalf of the Company, is vigorously contesting these motions and the appeal.

     Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is a party to certain legal actions and regulatory investigations that arise from the normal course of its prior healthcare operations, which legal actions and regulatory investigations are being defended by Kindred under the Indemnification. Neither the Company nor Kindred is able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the Centers for Medicare and Medicaid Services ("CMS") or other regulatory agencies will not initiate additional investigations related to

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kindred's business or the Company's prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred's liquidity, financial position or results of operations, which in turn could have a Material Adverse Effect on the Company.

Other Litigation

     The Company and Atria, Inc. ("Atria") have been engaged in ongoing discussions regarding the parties' respective rights and obligations relative to the issuance of mortgage resident bonds (the "Bonds") to the new residents of New Pond Village, a senior housing facility in Walpole, Massachusetts, owned by the Company and leased to and operated by Atria. On August 6, 2001, Atria filed a lawsuit styled Atria, Inc. v. Ventas Realty, Limited Partnership in the Superior Court Department of the Trial Court in Norfolk County, Massachusetts (Civil Action Number 01 01233). The complaint alleges that the Company has a duty to sign and issue Bonds to new residents of New Pond Village and that, as a result of an alleged failure of the Company to issue Bonds, the Company has, among other things, breached contractual obligations under the Bond Indenture. The complaint seeks a declaration that Atria's indemnity obligation in favor of the Company relating to the Bonds is void and unenforceable and injunctive and declaratory relief requiring the Company to sign and issue Bonds to new residents of New Pond Village. The complaint also seeks damages, interest, attorneys' fees and other costs. The Company believes that the allegations in the complaint are without merit. The Company's motion to dismiss was denied by trial court. The trial court's decision was affirmed by an appellate court on January 24, 2002. The Company has asserted counterclaims against Atria and the Company intends to defend this action and pursue its counterclaims vigorously.

     The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively "Black Diamond"), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. There were no material developments in this action during the first quarter ended March 31, 2002. The Company disputes the material allegations contained in Black Diamond's counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously.

     The Company is party to various lawsuits arising in the normal course of the Company's business. It is the opinion of management that, except as set forth in this Note 5, the disposition of these lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such lawsuits could have a Material Adverse Effect on the Company.

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 -- Earnings Per Share

     The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

                                                            Three Months Ended
                                                           March 31,   March 31,
                                                             2002        2001
                                                           ---------   ---------

Numerator for Basic and Diluted Earnings Per Share:
    Net Income .........................................    $12,701     $10,579
                                                            =======     =======

Denominator:
    Denominator for Basic Earnings Per Share
       --Weighted Average Shares .......................     68,698      68,222
    Effect of Dilutive Securities:
       Stock Options ...................................      1,005         557
       Time Vesting Restricted Stock Awards.............        141          93
                                                             ------     -------
       Dilutive Potential Common Stock..................      1,146         650
                                                             ------     -------

    Denominator for Diluted Earnings Per Share
       --Adjusted Weighted Average .....................     69,844      68,872
                                                            =======     =======

Basic Earnings Per Share ...............................    $  0.18     $  0.16
                                                            =======     =======

Diluted Earnings Per Share .............................    $  0.18     $  0.15
                                                            =======     =======

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 -- Condensed Consolidating Information

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2002

     The following summarizes the condensed consolidating information for the Company as of and for the three months ended March 31, 2002:

                                            Ventas,
                                           Inc. and      Ventas
                                           Ventas LP     Realty,
                                            Realty,      Limited     Unrestricted   Consolidated
(In Thousands)                                LLC      Partnership     Group (a)     Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------
Assets
Total net real estate investments......    $ 14,680      $668,773      $111,967                      $795,420
Cash and cash equivalents..............       1,659         2,208         5,414                         9,281
Restricted cash........................      14,946            --         5,048                        19,994
Investment in Kindred
   Healthcare, Inc. common stock.......          --        43,751            --                        43,751
Deferred financing costs, net..........          --         7,038         6,415                        13,453
Notes receivable from employees  ......       1,716         2,792            --                         4,508
Other..................................       1,117         1,994         2,114                         5,225
                                           --------      --------      --------      ----------      --------
Total assets...........................    $ 34,118      $726,556      $130,958                      $891,632
                                           ========      ========      ========      ==========      ========

Liabilities and stockholders'
   equity (deficit)
Liabilities:
Notes payable and other debt...........    $     --      $607,106      $224,438                      $831,544
United States Settlement...............      54,747            --            --                        54,747
Deferred revenue.......................         178        16,654         3,568                        20,400
Interest rate swap agreements..........          --        16,715            --                        16,715
Accounts payable, intercompany
   and  other accrued liabilities......       9,221         8,217          (220)                       17,218
Equity in affiliates...................      18,185            --            --       ($ 18,185)           --
Other liabilities -- disputed tax
   refunds and accumulated interest....      14,880            --            --                        14,880
Deferred income taxes..................      30,394            --            --                        30,394
                                           --------      --------      --------      ----------      --------
Total liabilities......................     127,605       648,692       227,786         (18,185)      985,898
Total stockholders' equity (deficit)...     (93,487)       77,864       (96,828)         18,185       (94,266)
                                           --------      --------      --------      ----------      --------
Total liabilities and stockholders'
   equity (deficit)....................    $ 34,118      $726,556      $130,958      $       --      $891,632
                                           ========      ========      ========      ==========      ========

(a) Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which are not restricted under the Notes. See "Note 4--Borrowing Arrangements--Senior Notes."

                                   VENTAS,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2002

                                            Ventas,
                                           Inc. and      Ventas
                                           Ventas LP     Realty,
                                            Realty,      Limited     Unrestricted   Consolidated
(In Thousands)                                LLC      Partnership     Group (a)     Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------
Revenues:
   Rental income.......................     $   630      $37,870        $7,897                       $46,397
   Equity earnings in affiliate(s).....      13,834           --            --        $(13,834)           --
   Interest and other income...........          73          223            46                           342
                                            -------      -------        ------        --------       -------
       Total revenues..................      14,537       38,093         7,943         (13,834)       46,739
                                            -------      -------        ------        --------       -------

Expenses:
   General and administrative..........          31        1,887           393                         2,311
   Professional fees...................           8          461            96                           565
   Amortization of restricted stock
      grants...........................           6          344            72                           422
   Depreciation........................         208        8,896         1,362                        10,466
   Interest............................          --       16,382         3,478                        19,860
   Interest on United States
       Settlement......................       1,471           --            --                         1,471
                                            -------      -------        ------        --------       -------
       Total expenses..................       1,724       27,970         5,401                        35,095
                                            -------      -------        ------        --------       -------
Income (loss) before gain on
   sale of real estate.................      12,813       10,123         2,542         (13,834)       11,644
                                            -------      -------        ------        --------       -------
Net gain on sale of real estate........          --        1,057            --                         1,057
                                            -------      -------        ------        --------       -------
Net income (loss)......................     $12,813      $11,180        $2,542        $(13,834)      $12,701
                                            =======      =======        ======        ========       =======

(a) Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which are not restricted under the Notes. See "Note 4--Borrowing Arrangements--Senior Notes."

                                  VENTAS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2002

                                            Ventas,
                                           Inc. and       Ventas
                                           Ventas LP      Realty,
                                            Realty,       Limited      Unrestricted   Consolidated
(In Thousands)                                LLC       Partnership      Group (a)     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities ................   $ 13,018      $ 19,018         $5,976        $(13,834)      $ 24,178
Net cash provided by (used in)
   investing activities ................       (949)        1,550             --                            601
Cash flows from financing activities:
   Repayment of long-term debt .........         --       (16,262)          (562)                       (16,824)
   Cash distribution to Stockholders ...    (17,230)           --             --                        (17,230)
   Cash distributions from affiliates ..      5,209       (19,043)            --          13,834             --
   Issuance of common stock ............        (40)           --             --                            (40)
                                           --------      --------         ------        --------       --------
Net cash provided by (used in)
   financing activities ................    (12,061)      (35,305)          (562)         13,834        (34,094)
                                           --------      --------         ------        --------       --------
Increase (decrease) in cash and cash
   equivalents .........................          8       (14,737)         5,414              --         (9,315)
Cash and cash equivalents at
   beginning of period .................      1,651        16,945             --                         18,596
                                           --------      --------         ------        --------       --------
Cash and cash equivalents at end of
   period ..............................   $  1,659      $  2,208         $5,414                       $  9,281
                                           ========      ========         ======        ========       ========

(a) Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which are not restricted under the Notes. See "Note 4--Borrowing Arrangements--Senior Notes."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Forward-Looking Statements

     This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding Ventas, Inc.'s ("Ventas" or the "Company") and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust ("REIT"), plans and objectives of management for future operations and statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations. The Company does not undertake a duty to update such forward-looking statements.

     Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. ("Kindred") and certain of its affiliates to continue to meet and/or honor their obligations under their contractual arrangements with the Company and the Company's subsidiaries, including without limitation the lease agreements and various agreements (the "Spin Agreements") entered into by the Company and Kindred at the time of the Company's spin-off of Kindred on May 1, 1998 (the "1998 Spin Off"), as such agreements may have been amended and restated in connection with Kindred's emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or honor its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company's other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company's success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company's operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company's interest rate swap agreements and the ability of the Company to satisfy its obligation to post cash collateral if required to do so under one of these interest rate swap agreements, (m) the ability and willingness of Atria, Inc. ("Atria") to continue to meet and honor its contractual arrangements with the Company and Ventas Realty, Limited Partnership entered into in connection with the Company's spin-off of its assisted living operations and related assets and liabilities to Atria in August 1996, (n) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, including without limitation, the risk that the Company may fail to qualify as a REIT due to its ownership of common stock in Kindred, (o) the outcome of the audit being conducted by the Internal Revenue Service for the Company's tax years ended December 31, 1997 and 1998, (p) final determination of the Company's taxable net income for the year ended December 31, 2001, (q) the ability and willingness of the Company's tenants to renew their leases with the Company upon expiration of the leases and the Company's ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants and (r) the value of the Company's common stock in Kindred and the limitations on the ability of the Company to sell, transfer or otherwise dispose of its common stock in Kindred arising out of the securities laws and the registration rights agreement the Company entered into with Kindred and certain of the holders of common stock in Kindred. Many of such factors are beyond the control of the Company and its management.

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

Background Information

     The Company is a Delaware corporation that elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for the year ending December 31, 2002 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 44 hospitals, 215 nursing facilities and eight personal care facilities in 36 states as of March 31, 2002. The Company and its subsidiaries lease these facilities to healthcare operating companies under "triple-net" or "absolute net" leases. Kindred Healthcare, Inc. and its subsidiaries (collectively hereinafter, "Kindred") lease 210 of the Company's nursing facilities and all of the Company's hospitals as of March 31, 2002. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership ("Ventas Realty") and an indirect, wholly owned limited liability company, Ventas Finance I, LLC ("Ventas Finance"). The Company's business consists of owning and leasing healthcare facilities and leasing or subleasing such facilities to third parties.

     The Company's current business strategy is preserving and maximizing stockholders' capital by means that include (a) the reduction of the amount of the Company's indebtedness and a reduction of the average all-in cost of the Company's indebtedness and (b) the implementation of a measured and disciplined diversification and growth program to reduce the Company's dependence on Kindred. The ability of the Company to pursue certain of these objectives may be restricted by the terms of the Company's financing documents. See "Note 4--Borrowing Arrangements" to the Condensed Consolidated Financial Statements.

     Approximately 98.1% of the Company's real estate investments, based on the original cost of such investments, are operated by Kindred. Approximately 98.9% of the Company's rental revenue for the three months ended March 31, 2002 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the "Amended Master Leases") and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the "CMBS Master Lease," and, collectively with the Amended Master Leases, the "Master Leases").

Recent Developments Regarding Government Regulations

     Recent federal legislation and regulations set forth revised payment mechanisms for skilled nursing facility ("SNF") and long-term acute care hospital ("LTAC") services. The full economic impact of new laws and other recent developments discussed below is under review by the long-term care industry and by the Company and its tenants.

     In its annual update for Medicare SNF payment rates ("2002 Final Rule"), the Centers for Medicare and Medicaid Services ("CMS") announced payment increases effective October 1, 2001 for payments made to the Company's tenants who operate SNFs participating in the Medicare program. The 2002 Final Rule reflects an update for prices of the goods and services needed to provide SNF care, and implements certain adjustments under both the Balanced Budget Refinement Act of 1999 ("Refinement Act") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). These adjustments under the Refinement Act and BIPA are intended to temporarily ameliorate the economic effects of the Balanced Budget Act of 1997 ("Budget Act"), which established the prospective payment system for SNFs ("SNF PPS"). Under the SNF PPS, a SNF is paid based upon assessments of Medicare patients in the SNF, rather than on a reasonable cost basis. Assessments are used to classify services into 44 patient Resource Utilization Groups, Version III ("RUG-III") categories, which groupings correspond to the services devoted to patients. The 2002 Final Rule implements BIPA's temporary increase of 16.6% in the nursing component of the federal SNF PPS rate, as well as the Refinement Act's 4% increase in the per diem reimbursement rates for all RUG-III groups. Both the 16.6% temporary increase in the nursing component of the federal SNF PPS rate and the 4% add-on for all RUG-III groups are due to expire on September 30, 2002. There can be no assurance that these provisions will continue after that date.

     Under the Medicare provisions of the Refinement Act and BIPA, SNFs also receive a 20% increase in the per diem reimbursement rates for 15 RUG-III groups relating to medically complex patients and a 6.7% increase to the per diem reimbursement rates for 14 rehabilitation-related RUG-III groups. Under applicable law, however, the 6.7% add-on for rehabilitation patients and the 20% add-on for medically complex patients will expire when CMS implements certain refinements to the SNF PPS's RUG-III system. On April 23, 2002, the U.S. Department of Health and Human Services ("HHS") indicated that CMS will not implement the RUG-III refinements this year. As a result, at this time the 6.7% increase and the 20% add-on will be retained, and CMS has indicated that it will publish a notice before July 31, 2002 that will include Medicare's payment rates for fiscal year 2003.

     Under the Medicare provisions of the Refinement Act and BIPA, LTACs, which are currently excluded from a prospective payment system, are scheduled to transition to a prospective payment system ("LTAC PPS") by October 1, 2002. The new LTAC PPS would apply to cost report periods beginning on or after October 1, 2002. If HHS cannot implement a prospective payment system specific to LTACs by October 1, 2002, BIPA requires HHS to implement a default LTAC PPS based on existing acute care hospital diagnosis-related groups ("DRGs") that have been modified where feasible to account for the specific resource use of LTAC patients. On March 22, 2002, CMS published a proposed rule for the LTAC PPS. The proposed LTAC PPS is based on the DRG system currently in use for general acute care hospitals. CMS has indicated that reimbursement under the proposed LTAC PPS would be similar to total payments under the current system. The public has 60 days from March 22, 2002 to review the proposed LTAC PPS rule and submit comments to CMS. In response to comments submitted by the public and its own ongoing review of the proposed rule, CMS may modify the proposed rule before it is adopted in final form. The Company is currently analyzing the effects of the proposed rule. There can be no assurance as to the content of the final rule for LTAC PPS, nor can the Company predict its impact on the Company's tenants and operators. The Company believes that the proposed LTAC PPS, if adopted and implemented within the prescribed time frames, would impact Kindred no sooner than September 1, 2003.

     CMS also has promulgated a final regulation ("Final Regulation") to restrict the "upper-payment limit loophole" in Medicaid. The Final Regulation revises a provision of a prior regulation published on January 12, 2001 that allowed states to make overall payments to public non-state government owned or operated hospitals of up to 150% of the estimated amount that would be paid under Medicare for the same services. Under the Final Regulation, these payments are limited to 100% of estimated Medicare payments, which is the limit for all other hospitals. The resulting effect of the Final Regulation is that states may implement rate or service cuts to providers (including SNFs) to compensate for reduced federal funding. The Final Regulation's effective date has been delayed to at least May 14, 2002.

     Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of the Company's properties.

Moreover, rising Medicaid costs and decreasing state revenues caused by current economic conditions have prompted an increasing number of states to cut Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of the Company's properties.

     Recently, HHS announced the Nursing Home Quality Initiative pilot program for the states of Colorado, Florida, Maryland, Ohio, Rhode Island and Washington. This program, which is designed to provide consumers with comparative information about nursing home quality measures, will rate every nursing home operating in these states on nine quality of care indicators. The quality of care indicators include such measures as percentages of patients with infections, bedsores, and unplanned weight loss. On April 24, 2002, HHS released initial quality data from nursing homes in the pilot program's six states. In addition, CMS recently published advertisements in thirty newspapers in the six states that include some of the quality data. The quality data, along with other information about individual nursing homes, have been made available to the public through Medicare's consumer web site and telephone help line. Following this pilot program, CMS intends to refine and expand the initiative to all other states.

     The Company currently owns nursing home properties in certain of the pilot program states. If the operators of the Company's properties located in pilot program states are unable to achieve quality of care ratings in these states that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators adversely affected, the operators' ability to make rental payments to the Company could be adversely affected, which, in turn, could have a Material Adverse Effect on the Company.

Critical Accounting Policies and Estimates
------------------------------------------

     The Company's Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Impairment of Long-Lived Assets

     The Company periodically evaluates its long-lived assets, primarily consisting of its investments in real estate for impairment indicators. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Legal Contingencies

     The Company is currently involved in certain legal proceedings. As described further in Note 5 to the Condensed Consolidated Financial Statements, litigation and other matters arose from the Company's operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the Spin Off, Kindred agreed to assume the defense, on behalf of the Company, of certain defined claims. Kindred is presently defending the Company in these matters as required under the Spin Agreements, however, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations. A change in Kindred's ability to perform under these commitments could have a Material Adverse Effect on the Company.

     The Company is also involved in other litigation as further described in
Note 5 to the Condensed Consolidated Financial Statements. It is the opinion of management that the disposition of such matters will not have a Material Adverse Effect on the Company. If management's assessment of the Company's liability with respect to these actions in incorrect, such matters could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company's ability to service its indebtedness, its obligations with respect to the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the "United States Settlement") and other obligations, and on the Company's ability to make distributions to its stockholders as required to maintain its status as a REIT (a "Material Adverse Effect").

     Income Taxes

     The Internal Revenue Service ("IRS") is currently reviewing the federal income tax returns of the Company for tax years ending December 31, 1997 and 1998. The IRS may challenge the Company's entitlement to capital loss and net operating loss carryforwards ("NOL Carryforwards"). To the extent such NOL Carryforwards and escrow amounts under a tax refund escrow agreement between the Company and Kindred are not sufficient to satisfy such liabilities, if any, Kindred has indemnified the Company for certain, but not all of the tax liabilities under a tax allocation agreement between the Company and Kindred (the "Tax Allocation Agreement"). There can be no assurances as to the ultimate outcome of these matters with the IRS or whether such outcome will have a Material Adverse Effect on the Company. Additionally, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement.

Fair Value of Derivative Instruments

     The valuation of derivative instruments under SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair value for the Company's derivatives are obtained from a third party consultant which utilizes pricing models that consider forward yield curves and discount rates. Such amounts are subject to significant estimates which may change in the future.

Results of Operations

     The Company elected to qualify as a REIT under the Code for the years ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for the year ending December 31, 2002 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT in any such year. The Company's failure to continue to qualify as a REIT could have a Material Adverse Effect on the Company.

Three Months Ended March 31, 2002 and 2001

     Rental income for the three months ended March 31, 2002 was $46.4 million, of which $45.9 million (98.9%) resulted from leases with Kindred. The rental income from Kindred includes $0.6 million related to the amortization of deferred revenue recorded as a result of the Company's receipt of the Kindred common stock under the Final Plan on April 20, 2001 (the "Kindred Common Stock") and the $4.5 million of additional future rent under the Master Leases. The rental income for the three months ended March 31, 2002 is approximately equal to rental income for the three months ended March 31, 2001 of $46.1 million, of which $45.4 million (98.4%) resulted from leases with Kindred.

     Interest and other income totaled approximately $0.3 million for the three months ended March 31, 2002 as compared to approximately $1.5 million for the three months ended March 31, 2001. The decrease in interest income was primarily the result of lower cash balances and reduced interest rates.

     Expenses totaled $35.1 million for the quarter ended March 31, 2002 and included $10.5 million of depreciation expense and $19.9 million of interest on debt financing and $1.5 million of interest on the United States Settlement. For the quarter ended March 31, 2001, expenses totaled $36.4 million and included $10.5 million of depreciation expense on real estate assets and $21.1 million of interest on the 2000 Credit Agreement (as defined below). The $1.3 million decrease in expenses was due primarily to decreased interest expenseand decreased professional fees, which was offset by interest on the United States Settlement.

     Interest expense excluding the interest on the United States Settlement decreased $1.2 million to $19.9 million for the three months ended March 31, 2002 from $21.1 million for the three months ended March 31, 2001. The decrease is primarily a result of reduced principal balances and reduced interest rates resulting from the CMBS transaction. See "Note 4--Borrowing Arrangements" to the Condensed Consolidated Financial Statements.

     Professional fees totaled approximately $0.6 million for the three months ended March 31, 2002, as compared to $1.8 million for the three months ended March 31, 2001. The decrease relates primarily to the reduction in professional fees incurred as a result of Kindred's emergence from bankruptcy.

     A provision for income tax was not recorded in the first quarter ended March 31, 2002 due to the Company's ability and intention to distribute to its stockholders more than 90% of its estimated 2002 taxable income. In the first quarter ended March 31, 2001, the Company recorded a charge for taxes on the 10% of its estimated 2001 taxable income which the Company did not distribute.

     On March 13, 2002, the Company sold a skilled nursing facility for $1.8 million and recognized a gain of $1.1 million.

     Net income for the three months ended March 31, 2002 was $12.7 million, or $0.18 per diluted share. Net income for the three months ended March 31, 2001, was $10.6 million or $0.15 per diluted share.

Funds from Operations

     Funds from operations ("FFO") for the three months ended March 31, 2002 totaled $22.1 million. FFO for the three months ended March 31, 2001 totaled $21.1 million. FFO for the three months ended March 31, 2002 and 2001 is summarized in the following table (in thousands):

                                                      Three Months Ended
                                                     ---------------------
                                                     March 31,   March 31,
                                                       2002        2001
                                                     ---------   ---------
Net income .......................................    $12,701     $10,579
Depreciation on real estate investments ..........     10,424      10,475
Realized gain on sale of assets ..................     (1,057)         --
                                                      -------     -------
   Funds from operations .........................    $22,068     $21,054
                                                      =======     =======

     The Company considers FFO an appropriate measure of performance of an equity REIT, and the Company uses the National Association of Real Estate Investment Trust's, or NAREIT's, definition of FFO. NAREIT defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and data included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

     Cash provided by operations totaled $24.2 million for the three months ended March 31, 2002. For the three months ended March 31, 2001 cash provided by operations totaled $23.1 million. Net cash used in financing activities for the three months ended March 31, 2002 totaled $34.1 million and included a $16.8 million payment of principal on the 2000 Credit Agreement and $17.2 million of cash dividend payments. Net cash used in financing activities for the three months ended March 31, 2001 totaled $54.8 million after payment of $35.0 million on principal on the 2000 Credit Agreement and $19.8 million payment of a cash dividend of $0.29 per common share to stockholders of record as of December 30, 2000.

     The Company had cash and cash equivalents of $9.3 million (excluding restricted cash of $20.0 million) and outstanding debt of $831.5 million on March 31, 2002.

     In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its "REIT taxable income" (excluding net capital gain) for years ending on or after December 31, 2002. The Company first elected to qualify as a REIT for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to distribute 90% or more of the Company's taxable income for 2002 and subsequent years. The Company intends to pay $0.95 per share for 2002. The Company declared the first quarterly dividend for 2002 of $0.2375 per share on February 12, 2002. Although the Company currently intends to distribute 90% or more of its taxable income for 2002 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made. The Company intends to pay subsequent 2002 dividends in cash, although it may pay dividends in whole or in part by distribution of shares of Kindred Common Stock, or other securities or property.

     The Kindred Common Stock is considered marketable for accounting purposes at March 31, 2002 and classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Kindred Common Stock is measured at fair value as of March 31, 2002. The unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income. As of March 31, 2002, the fair value of the Kindred Common Stock was $43.8 million. A $30.6 million unrealized gain on the Kindred Common Stock was recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income at March 31, 2002. See "Note 3--Concentration of Credit Risk and Recent Developments--Recent Developments Regarding Dividends" to the Condensed Consolidated Financial Statements.

     The Company's estimation of its 2002 taxable income is based on a number of assumptions, including, but not limited to, those set forth under "--Results of Operations--Three Months ended March 31, 2002 and 2001."

     The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

     It is important to note for purposes of the required REIT distributions that the Company's taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by NAREIT) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company's ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the Indentures (as defined below) and 2002 Credit Agreement (as defined below). If so restricted, such transaction would likely require the consent of the "Required Lenders" under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Notes under each Indenture, and there can be no assurance that such consents would be obtained. In addition, the failure of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

     Although the Company intends to continue to qualify as a REIT for the year ended December 31, 2002 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect, not to continue to qualify as a REIT in any such year. If the Company were to fail, or elect, not to continue to qualify as a REIT in any such tax year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election to qualify as a REIT the Company would not be eligible to elect again to be treated as a REIT before the fifth taxable year after the year of such termination or revocation.

     Under the terms of the interest rate swap agreement dated June 16, 1998, as amended (the "1998 Swap"), the Company is required to post collateral with the counterparty in the form of cash, letter of credit or other permitted credit support, if the fair value loss to the Company of the 1998 Swap exceeds certain levels (the "Threshold Levels"). The Threshold Levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in the Company's prior bank credit agreement. Generally, once the fair value loss exceeds the applicable Threshold Level, collateral is either posted by the Company or returned to the Company if the value of the 1998 Swap fluctuates by $2.0 million or more following a determination of value by the counterparty. As of March 31, 2002, the Company believes that the Threshold Level under the 1998 Swap was a fair value unrealized loss of $35.0 million. The 1998 Swap was in an unrealized loss position to the Company of $26.6 million on March 31, 2002. Therefore, no collateral was required to be posted.

     Capital expenditures to maintain and improve the leased properties generally will be incurred by the Company's tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, the Company anticipates that any expenditures relating to the maintenance of leased properties for which it may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity may be affected adversely. The Company's ability to borrow funds may be restricted in certain circumstances by the 2002 Credit Agreement and the Indentures. See --"Senior Notes Offering" and "--2002 Credit Agreement" below.

The CMBS Transaction

     On December 12, 2001 the Company raised $225 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the "CMBS Transaction"). Under a Loan and Security Agreement dated as of December 12, 2001 (the "CMBS Loan Agreement"), Ventas Finance obtained a loan in the principal amount of $225 million (the "CMBS Loan") from Merrill Lynch Mortgage Lending, Inc., as lender (the "CMBS Lender"). Principal payments on the CMBS Loan were calculated based upon a 25-year amortization schedule using an assumed interest rate of 9.46% per annum. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $211.0 million will be due, assuming all scheduled amortization payments are made and no prepayments are made on the CMBS Loan. The CMBS Loan may be prepaid in whole or in part at any time and from time to time provided that any prepayment on or before January 9, 2003 must be accompanied by a payment of 1% of the amount of the principal amount prepaid. See "Note 4--Borrowing Arrangements" to the Condensed Consolidated Financial Statements.

     The CMBS Loan is secured by liens on the 40 skilled nursing facilities (the "CMBS Properties") transferred by Ventas Realty to Ventas Finance and leased to Kindred under the CMBS Master Lease. Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and the Company.

     Ventas Finance is required to maintain or cause to be maintained the following reserve accounts under the CMBS Loan Agreement: (a) a debt service reserve account in an amount of $5.0 million to cover shortfalls in cash available for debt service on the CMBS Loan, (b) an imposition and insurance reserve for the payment of real property taxes and insurance premiums with respect to the CMBS Properties, and (c) a replacement reserve account in the amount of $1.58 million for the payment of the cost of capital improvements expected to be made to the CMBS Properties. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at December 31, 2001 included $5.0 million related to the debt service reserve account for the CMBS Loan.

     Monthly rental amounts under the CMBS Master Lease are deposited directly by Kindred into a central account for the benefit of the CMBS Lender. Amounts in the central account are applied to pay the monthly principal and interest payments on the CMBS Loan and to fund the reserve accounts required under the CMBS Loan Agreement. Amounts remaining in the central account after the payment of the current month's principal and interest payment and the funding of the reserve accounts are distributed to Ventas Finance, provided no event of default has occurred and is continuing under the CMBS Loan Agreement and provided a Cash Flow Sweep Event (as defined below) has not occurred. The central account is swept on a daily basis.

     During the continuance of an event of default or a Cash Flow Sweep Event, all amounts in the central account in excess of the current month's principal and interest payment and the required reserve payments will be deposited into an account and applied as a prepayment of the CMBS Loan on the next monthly payment date. A "Cash Flow Sweep Event" occurs as of any date of determination if (the "Coverage Test") (a) the ratio of (i) the aggregate net cash flow from the CMBS Properties for the applicable quarter to (ii) the debt service on the CMBS Loan for the same quarter, is less than 1.50 to 1, or (b) the aggregate net cash flow from the CMBS Properties for the applicable quarter does not equal or exceed the rent payable under the CMBS Master Lease for the same quarter. No Cash Flow Sweep Event will occur at any time while the Coverage Test is satisfied.

The 2002 Credit Agreement

     On April 17, 2002 (the "Closing Date"), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the "2002 Credit Agreement"). Under the 2002 Credit Agreement, Ventas Realty obtained a $350 million credit facility (the "Total Commitments") consisting of a $60 million term loan (the "Tranche B Term Loan") and a $290 million revolving credit facility (the "Revolving Credit Facility"). The 2002 Credit Agreement also permits Ventas Realty to obtain an additional term loan in an amount of not less than $50 million, but not more than the remaining unused portion of the Total Commitments, subject to the conditions set forth in the 2002 Credit Agreement (the "Tranche C Term Loan"). Ventas Realty has the option to increase the Total Commitments (in the form of term and/or revolving loans) to an amount not to exceed $450 million, subject to the satisfaction of certain conditions set forth in the 2002 Credit Agreement.

     The outstanding aggregate principal balance of the Tranche B Term Loan, the Tranche C Term Loan and the Revolving Credit Facility may not collectively exceed either (a) the Borrowing Base (as described below) or (b) the Total Commitments. As of the Closing Date, the outstanding principal balance of the Tranche B Term Loan was $60.0 million and the outstanding principal balance under the Revolving Credit Facility was $160.3 million. As of the Closing Date, there was no Tranche C Term Loan.

     Amounts under the Revolving Credit Facility may be borrowed and reborrowed from time to time, subject to the conditions set forth in the 2002 Credit Agreement; provided, however, that the Revolving Credit Facility matures and must be repaid in full on April 17, 2005. The principal amount of the Tranche B Term Loan is payable in installments of $150,000 on the last day of each fiscal quarter, beginning September 30, 2002, and matures and must be repaid in full on April 17, 2005.

     Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the "Base Rate") or (ii) a fluctuating LIBOR-based rate per annum (the "Eurodollar Rate"). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility:

     (a) If the senior unsecured (non-credit enhanced) long term debt of Ventas Realty or the Company is rated BBB- or better by Standard & Poor's ("S&P") and Baa3 or better by Moody's Investors Service, Inc. ("Moody's") (in the case of a split rating the lower rating will apply), the Applicable Percentage is as follows: (i) 0.25% for revolving loans bearing interest at the Base Rate and (ii) 2.25% for revolving loans bearing interest at the Eurodollar Rate.

     (b) Otherwise, the Applicable Percentage is based on the Consolidated Leverage Ratio (as defined in the 2002 Credit Agreement) as follows:

     ------------------------------------------------------------------------------
     Pricing     Consolidated     Applicable Percentage for   Applicable Percentage
      Level     Leverage Ratio      Eurodollar Rate Loans      for Base Rate Loans
     ------------------------------------------------------------------------------
        I           *= 4.25                 2.50%                     1.00%
        II     **4.25 but *4.75             2.75%                     1.25%
       III         **= 4.75                 3.00%                     1.50%
     ------------------------------------------------------------------------------

     The Consolidated Leverage Ratio is generally the ratio of debt of the Company and its consolidated subsidiaries (excluding the United States Settlement, and net of unrestricted cash and cash equivalents) to trailing twelve-month EBITDA of the Company and its consolidated subsidiaries, as more particularly described in the 2002 Credit Agreement. The Applicable Percentage as of the Closing Date was based on pricing level II.

     Loans outstanding under the 2002 Credit Agreement are pre-payable without premium or penalty, provided that loans bearing interest at the Eurodollar Rate are subject to customary "breakage" costs if repaid prior to the end of an interest period. Ventas Realty has agreed to pay various fees in connection with the 2002 Credit Agreement, including without limitation, issuance fees for letters of credit and fees for the unused portion of the total committed amount of the Revolving Credit Facility. Ventas Realty may permanently reduce or terminate the total committed amount of the Revolving Credit Facility, subject to the conditions set forth in the 2002 Credit Agreement.

     The Company (and any other owner of mortgaged property securing Ventas Realty's obligations under the 2002 Credit Agreement from time to time) has guaranteed Ventas Realty's obligations under the 2002 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty's real property assets and any related leases, rents and personal property, and, at Ventas Realty's option, may be secured by certain cash collateral from time to time. Currently, 59 real properties owned by Ventas Realty are mortgaged to secure the 2002 Credit Agreement (the "Borrowing Base Properties"). All 59 Borrowing Base Properties are leased to Kindred pursuant to Amended Master Lease No. 1.

     The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base. Subject to the terms and

*  Less Than
** Greater Than
conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

     The 2002 Credit Agreement contains a number of restrictive covenants, including, without limitation, covenants pertaining to (i) the incurrence of additional indebtedness; (ii) limitations on liens; (iii) customary restrictions on certain dividends, distributions and other payments (the sum of all restricted payments made by the Company after the Closing Date cannot exceed the sum of (a) 95% of the Company's aggregate cumulative FFO and (b) certain additional amounts further described in the 2002 Credit Agreement); (iv) mergers, sales of assets and other transactions; (v) requirements regarding the maintenance of certain (a) consolidated leverage ratios, (b) consolidated fixed charge coverage ratios and (c) consolidated adjusted net worth; (vi) transactions with affiliates; (vii) permitted business and development activities and uses of loan proceeds; and (viii) changes to material agreements. The 2002 Credit Agreement contains various potential events of default and is, among other things, cross-defaulted with certain other indebtedness and obligations of Ventas Realty and the Company.

Senior Notes Offering

     On the Closing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (collectively, the "Issuers"), completed the Offering of 8-3/4% Senior Notes due 2009 in the aggregate principal amount of $175 million (the "2009 Notes") and 9% Senior Notes due 2012 in the aggregate principal amount of $225 million (the "2012 Notes" and, together with the 2009 Notes, the "Notes"). The 2009 Notes and the 2012 Notes were issued under separate Indentures, each dated as of April 17, 2002 (collectively, the "Indentures") and mature on May 1, 2009 and May 1, 2012, respectively.

     The Notes are unconditionally guaranteed on a senior unsecured basis by the Company and by certain of the Company's current and future subsidiaries as described in the Indentures (collectively, the "Guarantors"). The Notes are part of the general unsecured obligations of the Company and Ventas Realty, rank equal in right of payment with all existing and future senior obligations of the Company and Ventas Realty, and rank senior to all existing and future subordinated indebtedness of the Company and Ventas Realty. However, the Notes are effectively subordinated to all borrowings under the 2002 Credit Agreement with respect to Borrowing Base Properties and any future assets securing indebtedness under the 2002 Credit Agreement. In addition, the Notes are structurally subordinated to approximately $225 million of indebtedness relating to the CMBS Transaction that is secured by the CMBS Properties. The Issuers may redeem the Notes, in whole or in part, at any time at a redemption price equal to the principal amount, plus accrued and unpaid interest to the date of redemption and a make-whole premium as described in the Indentures.

     If the Company experiences certain kinds of changes of control, as described in the Indentures, the Issuers must make an offer to repurchase the Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody's and S&P have confirmed their ratings of the Notes and certain other conditions are met as set forth in the Indentures, this repurchase obligation will not apply.

     The Indentures contain covenants that limit the ability of the Company and certain of the Company's subsidiaries (collectively, the "Restricted Group") to, among other things (i) incur debt, (ii) incur secured debt, (iii) make certain dividend payments, distributions and investments (the sum of all restricted payments made by the Company after the Closing Date cannot exceed the sum of (a) 95% of the Company's aggregate cumulative FFO and (b) certain additional amounts further described in the Indentures), (iv) enter into certain transactions, including transactions with affiliates, (v) subject the Company's subsidiaries to restrictions on dividends or other payments to the Company, (vi) merge, consolidate or transfer all or substantially all of the Restricted Group's assets and (vii) sell assets. These covenants are subject to certain exceptions and qualifications as described in the Indentures. The Restricted Group is also required to maintain total unencumbered assets of at least 150% of the Restricted Group's unsecured debt. If the Company obtains an investment grade rating, certain of these covenants will be suspended while such rating remains in effect.

     The Issuers and the Guarantors are obligated to file a registration statement with respect to an offer to exchange the Notes for two new series of notes registered under the Securities Act and otherwise identical to the Notes within 45 days after the date the Offering was consummated. The Issuers and the Guarantors also are obligated to use commercially reasonable efforts to cause the registration statement to be declared effective within 180 days after the date the Offering was consummated. The Issuers and the Guarantors may be required to file and have declared effective a shelf registration statement to cover resales of the Notes under certain circumstances. If the Issuers and the Guarantors fail to satisfy these obligations, they may be required to pay liquidated damages to the holders of the Notes.

Use of Proceeds; Repayment of 2000 Credit Agreement

     On April 17, 2002, the Company used (i) the $400.0 million gross proceeds from the Offering, (ii) $220.3 million of borrowings under the 2002 Credit Agreement (consisting of $60.0 million of borrowings under the Tranche B Term Loan and $160.3 million of borrowings under the Revolving Credit Facility) and
(iii) approximately $14.3 million cash on hand to: (a) repay all outstanding indebtedness under the 2000 Credit Agreement, (b) pay certain closing costs, fees and expenses, and (c) pay a one-time $13.6 million breakage cost relating to the termination of $350 million notional amount of the 1998 Swap. The Company will record a $7.0 million extraordinary loss in the second quarter ending June 30, 2002 to write-of deferred financing costs relating to the 2000 Credit Agreement.

     On the Closing Date, as a result of the consummation of the Offering and the establishment of the new credit facility under the 2002 Credit Agreement, all of the outstanding indebtedness under the 2000 Credit Agreement was repaid in full. Consequently, the Company no longer expects variable rate debt held by the Company to exceed $450 million in the foreseeable future. Accordingly, on April 17, 2002, the Company entered into an agreement with the 1998 Swap counterparty to break $350 million of the $800 million 1998 Swap notional amount in exchange for a payment to the counterparty of approximately $13.6 million. Additionally, a portion of the previously deferred gain recorded in connection with the 1999 transaction to shorten the maturity of the 1998 Swap was impacted by the change in expectation. Based on the Company's previous designation of the 1998 Swap to hedge the Company's exposure to variable rate debt, the $13.6 million partial swap breakage cost and $7.4 million of the approximately $21.6 million deferred gain, both of which were previously recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income, will be recognized as an expense in the Statement of Operations in the second quarter ending June 30, 2002.

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

     The Company earns revenue by leasing its assets under leases that primarily are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company's debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See "Note 4--Borrowing Arrangements" to the Condensed Consolidated Financial Statements. The general fixed nature of the Company's assets and the variable nature of the Company's debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company's lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations in connection with the 1998 Spin Off, it also entered into the 1998 Swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2002, pursuant to the 1998 Swap the Company had an $800.0 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the 1998 Swap was reduced on April 17, 2002 to $450 million in connection with the closing of the Offering, and is scheduled to decline as follows:

                        Notional Amount         Date
                        ---------------   -----------------
                         $425,000,000     December 31, 2002
                             --             June 30, 2003

     The terms of the 1998 Swap require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels (the "Threshold Levels"). The Threshold Levels vary based on the relationship between the Company's debt obligations and the tangible fair value of its assets as defined in its prior bank credit agreement. As of March 31, 2002, the Company believes that the threshold level under the 1998 Swap was a fair value unrealized loss of $35.0 million and the 1998 Swap was in an unrealized loss position to the Company of $26.6 million; therefore no cash collateral was required to be posted. Generally, once the fair value loss exceeds the applicable Threshold Level, collateral is either posted by the Company or returned to the Company if the value of the 1998 Swap fluctuates by $2.0 million or more following a determination of value by the counterparty. Under the 1998 Swap, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the 1998 Swap at the time of such determination and the Threshold Level. If the Company should be required to post collateral under the 1998 Swap, the Company expects to post such collateral in the form of cash from cash reserves, cash flows from operations, and/or draws from the revolving loans under the 2002 Credit Agreement up to the permitted amounts set forth in the 2002 Credit Agreement. See "Note 4--Borrowing Arrangements" to the Condensed Consolidated Financial Statements. However, there can be no assurance that the Company will have sufficient cash to post such additional collateral, if required.

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

                        Notional Amount        Date
                        ---------------   -------------
                         $300,000,000     June 30, 2006
                          150,000,000     June 30, 2007

     In accordance with the terms of the CMBS Loan Agreement, on December 11, 2001, Ventas Finance purchased an interest rate cap from a highly rated counterparty (the "Buy Cap"). Because the Company already hedged its consolidated interest rate risk through the 1998 Swap and 2003-2008 Swap, on December 11, 2001 the Company sold an interest rate cap (the "Sell Cap") for the same notional value ($225 million) and on the same terms (5 year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company's balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

     At March 31, 2002, the 1998 Swap and 2003-2008 Swap were reported at their fair value of $16.7 million in liabilities in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income. The Buy and Sell Caps are reported at their fair value of approximately $1.8 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported in the Condensed Consolidated Statement of Operations and net to zero for the three months ended March 31, 2002.

     When interest rates rise the interest rate swaps increase in fair value to the Company and when interest rates fall the interest rate swaps decline in fair value to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of April 30, 2002:

                                            1998         2003-2008         Sell           Buy
                                            Swap           Swap            Cap            Cap
                                         ------------   ------------   ------------   ------------
Notional Amount ......................   $450,000,000   $450,000,000   $225,000,000   $225,000,000
Fair Value to the Company ............    (18,052,161)     1,980,801     (1,417,839)     1,417,839
Fair Value to the Company
   Reflecting   Change   in   Interest
Rates
      -100 BPS .......................    (23,129,752)   (13,790,811)      (500,134)       500,134
      +100 BPS .......................    (13,084,382)    16,770,582     (3,085,557)     3,085,557

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as set forth in "Note 5--Litigation" to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     4.1(a)       Indenture,  dated as of April 17, 2002, among Ventas Realty,  Limited Partnership,
                  Ventas Capital  Corporation,  the Guarantors named therein and U.S. Bank National Association, as trustee.

     4.2(b)       Indenture,  dated as of April 17, 2002, among Ventas Realty,  Limited Partnership,
                  Ventas Capital  Corporation,  the Guarantors named therein and
                  U.S. Bank National Association, as trustee.

     10.1(c)      Second Amended and Restated Credit, Security and Guaranty
                  Agreement, dated as of April 17, 2002, among Ventas Realty,
                  Limited Partnership, as borrower, Ventas and certain subsidiaries of Ventas identified therein, as guarantors, the lenders identified therein, including Bank of America, N.A., as Issuing Bank for the Letters of Credit thereunder, Bank of America, N.A., as Administrative Agent, and UBS Warburg LLC, as Syndication Agent.

     10.2(d)      Amended and Restated  Mortgage,  Security  Agreement and  Assignment
                  of Rents,  dated as of April 17, 2002, by Ventas Realty, Limited Partnership, as
                  Mortgagor, to Bank of America, N.A., Administrative Agent, as Mortgagee.

     10.3(e) Amended and Restated Deed of Trust and Security Agreement, dated as of April 17, 2002, made by Ventas Realty, Limited Partnership, as Grantor, to Rhonda C. Bundy, as
                  Trustee, for the benefit of Bank of America, N.A., Administrative Agent, as Beneficiary.

     10.4(f)      Assignment of Leases and Rents, dated as of April 17, 2002,  from
                  Ventas Realty,  Limited Partnership,  Assignor,  to
                  Bank of America, N.A., Administrative Agent, Assignee.

     10.5(g)      Schedule of Agreements  Substantially  Identical in All Material
                  Respects to Agreements Filed as Exhibits 10.2, 10.3
                  and 10.4 pursuant to Instruction 2 to Item 601 of Regulation S-K.

     (a) Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed April 24, 2002.

     (b) Incorporated herein by reference to Exhibit 99.2 to the Company's Form 8-K filed April 24, 2002.

     (c) Incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K filed April 24, 2002.

     (d) Incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K filed April 24, 2002.

     (e) Incorporated herein by reference to Exhibit 99.5 to the Company's Form 8-K filed April 24, 2002.

     (f) Incorporated herein by reference to Exhibit 99.6 to the Company's Form 8-K filed April 24, 2002.

     (g) Incorporated herein by reference to Exhibit 99.7 to the Company's Form 8-K filed April 24, 2002.

Reports on Form 8-K

     On January 2, 2002, the Company filed a Current Report on Form 8-K announcing that it had raised $225 million from the completion of the CMBS Transaction. The Company also announced that it expected to report FFO of $1.24 to $1.26 per share for 2002, assuming no additional debt reduction, no sale of any of the Company's equity stake in Kindred and no refinancing transactions. Finally, the Company discussed the assumptions underlying its expectation for 2002 FFO.

     On January 3, 2002, the Company filed a Current Report on Form 8-K announcing that the Company's fourth quarter dividend of $0.26 per share would be paid through a combination of cash and shares of common stock in Kindred. The Company also announced that the common stock dividends it paid or declared for 2001, including the dividend to be paid on January 7, 2002, qualify to be treated as ordinary income in 2001, in accordance with Internal Revenue Code section 857 governing REITS. The Company further announced that it had paid $10 million to its lenders to reduce the outstanding principal balance of its credit agreement to $623 million. It also announced that the registration statement for its Distribution Reinvestment and Stock Purchase Plan, previously announced in July 2001, was declared effective by the Securities and Exchange Commission on December 31, 2001. Lastly, the Company announced that John C. Thompson was promoted to Executive Vice President - Chief Investment Officer, effective immediately.

     On January 31, 2002, the Company filed a Current Report on Form 8-K announcing that it would release its 2001 annual earnings on Tuesday, March 26, 2002. The Company also announced that it would web cast live President and CEO Debra A. Cafaro's presentation regarding the Company that was to be featured as part of the UBS Warburg Healthcare Services Conference on February 5, 2002.

     On April 3, 2002, the Company filed a Current Report on Form 8-K announcing that the Company planned to raise approximately $400 million in a proposed private offering of Senior Notes due, 2009 and Senior Notes due 2012 to be issued by its operating partnership and a wholly-owned subsidiary formed in connection with the offering.

     On April 15, 2002, the Company filed a Current Report on Form 8-K announcing that it had priced the Offering of 8-3/4% Senior Notes due 2009 in the aggregate principal amount of $175 million and 9% Senior Notes due 2012 in the aggregate principal amount of $225 million.

     On April 18, 2002, the Company filed a Current Report on Form 8-K announcing that it had completed the Offering of 8-3/4% Senior Notes due 2009 in the aggregate principal amount of $175 million and 9% Senior Notes due 2012 in the aggregate principal amount of $225 million issued by its operating partnership, Ventas Realty, Limited Partnership, and a wholly-owned subsidiary formed in connection with the offering. The Company also announced that Ventas Realty, Limited Partnership concurrently closed its new $350 million secured credit facility. The Company also announced that it will release its first quarter earnings on May 9, 2002. Finally, the Company also announced that these refinancing transactions should be accretive to its FFO.

     On April 24, 2002, the Company filed a Current Report on Form 8-K attaching as exhibits certain documents relating to the Offering and the new $350 million secured credit facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002

                                      Ventas, Inc.


                                      By:   /s/ Debra A. Cafaro
                                          --------------------------------------
                                           Debra A. Cafaro
                                           Chief Executive Officer and President


                                      By:   /s/ Mary L. Smith
                                          --------------------------------------
                                           Mary L. Smith
                                           Principal Accounting Officer