Form 10-Q
period 2002-09-30
VENTAS INC
filed 2002-10-29
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-10989

Ventas, Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 25, 2002:
Common Stock, $.25 par value	69,664,028 Shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
Assets
Real estate investments:
Land	$116,625	$119,771
Building and improvements	1,051,781	1,056,067

	1,168,406	1,175,838
Accumulated depreciation	(398,425)	(369,502)

Total real estate investments	769,981	806,336
Cash and cash equivalents	4,121	18,596
Restricted cash	19,656	20,773
Deferred financing costs, net	19,678	14,153
Investment in Kindred Healthcare, Inc. common stock	34,098	55,118
Kindred Healthcare, Inc. common stock reserved for distribution	—	17,086
Notes receivable from employees	4,186	3,635
Other	5,523	6,162

Total assets	$857,243	$941,859

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$785,924	$848,368
United States Settlement	46,789	54,747
Deferred revenue	19,029	21,027
Interest rate swap agreements	47,620	27,430
Accrued dividend	—	17,910
Accrued interest	17,817	591
Accounts payable and other accrued liabilities	20,873	17,563
Other liabilities—disputed federal, state and local tax refunds	14,422	14,903
Deferred income taxes	30,394	30,394

Total liabilities	982,868	1,032,933

Commitments and contingencies

Stockholders’ equity:
Preferred stock, unissued	—	—
Common stock	18,402	18,402
Capital in excess of par value	105,315	122,468
Unearned compensation on restricted stock	(1,155)	(1,000)
Accumulated other comprehensive income (loss)	(10,232)	36,174
Retained earnings (deficit)	(127,126)	(134,088)

	(14,796)	41,956
Treasury stock	(110,829)	(133,030)

Total stockholders’ equity (deficit)	(125,625)	(91,074)

Total liabilities and stockholders’ equity	$857,243	$941,859

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Rental income	$47,650	$46,063	$140,903	$137,242
Interest and other income	237	939	952	3,507
Gain on sale of Kindred Common Stock	1,192	—	5,014	—

	49,079	47,002	146,869	140,749

Expenses:
General and administrative	2,410	2,598	7,322	7,740
Professional fees	900	699	2,401	3,595
Amortization of restricted stock grants	354	444	1,491	1,286
Depreciation	10,414	10,447	31,233	31,326
Net loss on swap breakage	—	—	5,407	—
Swap ineffectiveness	118	—	298	—
Interest	18,659	21,886	57,363	64,540
Interest on United States Settlement	1,331	1,605	4,204	3,053

Total expenses	34,186	37,679	109,719	111,540

Income before income taxes, discontinued operations and extraordinary loss	14,893	9,323	37,150	29,209
Provision (benefit) for income taxes	(2,200)	469	(2,200)	2,322

Income before discontinued operations and extraordinary loss	17,093	8,854	39,350	26,887
Discontinued operations (including gain on sale of assets)	—	303	23,831	954

Income before extraordinary loss	17,093	9,157	63,181	27,841
Extraordinary loss on extinguishment of debt	—	—	(6,919)	—

Net income	$17,093	$9,157	$56,262	$27,841

Earnings Per Share:
Basic:
Income before discontinued operations and extraordinary loss	$0.25	$0.13	$0.57	$0.40

Net income	$0.25	$0.13	$0.82	$0.41

Diluted:
Income before discontinued operations and extraordinary loss	$0.24	$0.13	$0.56	$0.39

Net income	$0.24	$0.13	$0.80	$0.40

Shares used in computing earnings per common share:
Basic	69,098	68,491	68,895	68,375
Diluted	70,047	69,584	69,978	69,255
Dividend declared per common share	$0.2375	$0.2200	$0.7125	$0.6600

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2002	September 30, 2001
Net income	$56,262	$27,841
Other comprehensive income (loss):
Cumulative effect from change in accounting for derivatives	—	17,476
Unrealized loss on interest rate swaps	(51,091)	(43,053)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	23,770	6,240
Unrealized gain (loss) on Kindred Healthcare, Inc. common stock	(14,071)	70,212
Reclassification adjustment for realized gain on Kindred Healthcare, Inc. common stock included in net income during the period	(5,014)	—

	(46,406)	50,875

Net comprehensive income	$9,856	$78,716

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$56,262	$27,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	31,332	31,515
Amortization of deferred financing costs	2,685	1,836
Amortization of restricted stock grants	1,491	1,286
Normalized rents	(144)	7
Extraordinary loss on extinguishment of debt	6,919	—
Gain on sale of assets ($23.5 million included in discontinued operations in 2002)	(28,464)	(290)
Amortization of deferred revenue	(1,998)	(1,045)
Net loss on swap breakage	5,407	—
Other	110	13
Changes in operating assets and liabilities:
Decrease in restricted cash	1,117	8,154
Increase in other assets	(1,379)	(1,513)
Increase (decrease) in accrued interest	17,226	(244)
Increase (decrease) in accounts payable and accrued and other liabilities	6,123	(6,236)

Net cash provided by operating activities	96,687	61,324
Cash flows from investing activities:
Proceeds from sale of real estate	28,620	670
Proceeds from sale of Kindred common stock	6,950	—
Purchase of furniture and equipment	(236)	(220)
Increase in notes receivable from employees	(551)	(167)

Net cash provided by investing activities	34,783	283
Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	(57,651)	—
Proceeds from Senior Notes Offering and Revolving Credit Facility	620,300	—
Repayment of long-term debt	(17,987)	(36,369)
Repayment of long-term debt through refinancing	(607,106)	—
Payment of deferred financing costs	(15,127)	—
Payment of swap breakage fee	(12,837)	—
Payment on United States Settlement	(7,958)	(39,231)
Proceeds from issuance of stock	2,546	537
Cash dividends to stockholders	(50,125)	(50,118)

Net cash used in financing activities	(145,945)	(125,181)

Decrease in cash and cash equivalents	(14,475)	(63,574)
Cash and cash equivalents—beginning of period	18,596	87,401

Cash and cash equivalents—end of period	$4,121	$23,827

Supplemental schedule and noncash activities:
Receipt of Kindred Healthcare, Inc. common stock	$—	$18,200

See notes to condensed consolidated financial statements

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—REPORTING ENTITY

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for the year ending December 31, 2002 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 43 hospitals, 215 nursing facilities and eight personal care facilities in 36 states as of September 30, 2002. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 210 of the Company’s nursing facilities and all of the Company’s hospitals as of September 30, 2002. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). The Company’s business consists of financing, owning and leasing healthcare facilities and leasing or subleasing such facilities to third parties.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily an indication of the results that may be expected for the year ending December 31, 2002. The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001. These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year numbers have been reclassified to conform to current year presentation.

The Company has one primary reportable segment, which consists of investment in real estate. The Company’s primary business is financing, owning and leasing healthcare facilities and leasing or subleasing such facilities to third parties, primarily Kindred. See “Note 3—Concentration of Credit Risk and Recent Developments.” All of the Company’s leases are triple-net leases, which require the tenants to pay all property-related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relate to the Company’s investment in real estate.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—CONCENTRATION OF CREDIT RISK AND RECENT DEVELOPMENTS

Concentration of Credit Risk

As of September 30, 2002, approximately 70.4% of the Company’s real estate investments, based on the original cost of such investments, related to skilled nursing facilities. The remaining real estate investments consist of hospitals and personal care facilities. The Company’s facilities are located in 36 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s total revenues.

Approximately 98.1% of the Company’s real estate investments, based on the original cost of such investments, are operated by Kindred. Approximately 98.9% of the Company’s rental revenue for the nine months ended September 30, 2002 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the “CMBS Master Lease,” and, collectively with the Amended Master Leases, the “Master Leases”).

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

Recent Developments Regarding Income Taxes

The Internal Revenue Service (“IRS”) is currently reviewing the federal income tax returns of the Company for the years ended December 31, 1997 and 1998. On September 25, 2002, the Company agreed to the IRS Revenue Agent’s report quantifying the examination findings in connection with the 1997 and 1998 income tax periods. This report concludes that, pending final review by the Joint Committee of Taxation, the Company does not owe any additional taxes, and is entitled to an additional refund of $1.2 million, for the period in question, which $1.2 million would be deposited into a joint tax escrow account between Ventas and Kindred. Until the review of the Joint Committee of Taxation is final, however, there can be no assurance as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company.

During the year ended December 31, 2001, the Company recorded a provision for taxes on the 10% of its estimated 2001 taxable income that the Company did not distribute. In the third quarter of 2002, the Company filed its 2001 federal income tax return on which it elected to apply certain 2002 dividend payments in excess of its 2002 estimated taxable net income against such 2001 undistributed taxable net income. As a result, the Company recorded a $2.2 million tax benefit in the third quarter ended September 30, 2002.

A provision for income tax for the 2002 tax year was not recorded in the quarter ended September 30, 2002 due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2002 taxable income.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the quarter ended September 30, 2002, the Company disposed of a total of 40,000 additional shares of common stock in Kindred (the “Kindred Common Stock”) for an average net price of $41.20 per share, recognizing a gain of $1.2 million. The Company applied net proceeds of $1.6 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement. During the nine months ended September 30, 2002, the Company disposed of a total of 159,500 shares of Kindred Common Stock for an average net price of $43.39 per share and recognized a gain of $5.0 million. The Company applied net proceeds of $6.9 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement. As of September 30, 2002, the Company owned 920,814 shares of Kindred Common Stock.

Recent Developments Regarding Kindred

On October 10, 2002, Kindred announced that it will record a substantial increase in costs related to professional liability claims primarily related to skilled nursing facility operations conducted in Florida. Kindred leases 15 skilled nursing facilities in Florida from the Company. Kindred has contacted the Company to discuss Kindred’s strategic alternatives regarding such 15 facilities, including a proposed action to exit the Florida skilled nursing facility market. The 15 facilities are leased to the Company pursuant to the Amended Master Leases and do not serve as collateral for the CMBS Loan (as defined below). The Company believes that under the terms of the Amended Master Leases, Kindred is not entitled to abandon the leased properties, reduce the rent, or receive other concessions based on the increases in professional liability costs. However, there can be no assurance as to the outcome of discussions between the Company and Kindred. As a result of Kindred’s announcement and other events, the market value of the Company’s Kindred Common Stock has declined substantially to approximately $11.3 million as of October 25, 2002.

The Company’s cash rent from the 15 Florida skilled nursing facilities it leases to Kindred is less than $8.5 million annually, which is approximately 4.5 percent of the total $187 million in annualized rent payable to the Company by Kindred. Kindred has not requested any rent relief in connection with its proposed action.

Recent Developments Regarding Dividends

As a REIT, the Company is required to declare a distribution to its stockholders of 90% of its taxable income for any given year not later than September 15 of the year following the end of the year in respect of which the

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dividend is to be paid (i.e., not later than September 15, 2003 for the year 2002) and pay such dividend not later than December 31 of that same year (i.e., not later than December 31, 2003 for the year 2002), or, if earlier, prior to the payment of the first regular dividend for the then current year. While such distributions are not required to be made quarterly, if they are not made by January 31 of the year following the end of the year in respect of which the dividend is to be paid (i.e., by January 31, 2003 for the year 2002), the Company is required to pay a 4% non-deductible excise tax on the difference between 85% of its taxable net income for the year in respect of which the dividend is to be paid and the aggregate amount of dividends paid for that year on or prior to January 31 of the year following the year in respect of which the dividend is to be paid.

Consistent with its stated intention to pay total dividends to its stockholders of $0.95 per share for 2002, the Company declared the first quarterly dividend for 2002 of $0.2375 per share on February 12, 2002, which dividend was paid in cash on March 4, 2002 to stockholders of record on February 22, 2002. The Company declared the second quarterly dividend for 2002 of $0.2375 per share on May 14, 2002, which dividend was paid in cash on June 4, 2002 to stockholders of record on May 24, 2002. The Company declared the third quarterly dividend for 2002 of $0.2375 per share on August 15, 2002, which dividend was paid in cash on September 6, 2002 to stockholders of record on August 26, 2002. Although the Company currently intends to distribute 100% or more of its taxable income for 2002 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made. The Company declared the fourth quarterly dividend for 2002 of $0.2375 per share on October 22, 2002, which dividend will be paid in cash on January 3, 2003 to stockholders of record on December 17, 2002.

The Company’s estimation of its 2002 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the Company’s spin-off of Kindred in May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001 (the “Kindred Effective Date”); the Company’s other tenants perform their obligations under their leases with the Company; no additional dispositions of Kindred Common Stock occur; no capital transactions, acquisitions or divestitures occur; the Company does not incur any impact relating to its accounting for derivatives; the Company’s tax and accounting positions do not change; and the Company’s issued and outstanding and diluted shares are unchanged.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Recent Developments Regarding Transaction with Trans Healthcare, Inc. (“THI”)

On October 3, 2002, the Company entered into commitment letters relating to an aggregate investment of $120 million with THI, a privately owned long-term care and hospital company. The proposed transaction covers approximately 27 facilities and includes a sale leaseback transaction and a loan to be made by the Company to THI, consisting of a first mortgage loan and a mezzanine loan.

The proposed transaction is expected to close in the fourth quarter of 2002. The consummation of the proposed transaction is subject to satisfaction of numerous conditions, including the satisfactory completion of due diligence and the negotiation and execution of definitive documentation. Therefore, there can be no assurance that the proposed transaction will close or, if it does, when the closing will occur.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—DISPOSITIONS

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS 144”) effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. Interest expense allocated to Discontinued Operations has been estimated based on a proportional allocation of rental income among all of the Company’s facilities.

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

Set forth below is a summary of the results of operations of the Arlington hospital and the Las Vegas skilled nursing facility through their respective disposition dates:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Rental income	$—	$294	$715	$1,527

Interest	—	217	235	641
Depreciation	—	63	99	189

Income before gain on sale of real estate and income tax	—	14	381	697
Gain on sale of real estate	—	290	23,450	290

Income before income tax	—	304	23,831	987
Provision for income tax	—	1	—	33

Discontinued Operations	$—	$303	$23,831	$954

As of June 30, 2002, a 55 licensed bed hospital facility in Mansfield, Texas owned by the Company with a net book value of $1.8 million was not being operated and considered held for sale. During the third quarter ended September 30, 2002, the hospital was reopened by Kindred and is no longer considered held for sale. Accordingly, current and prior period results of operations for this facility are presented as a component of continuing operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—BORROWING ARRANGEMENTS

The following is a summary of the Company’s long-term debt and certain interest rate and maturity information as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
2000 Credit Agreement–$25.0 million revolving credit line, bearing interest at either LIBOR plus 2.75% or the Base Rate plus 1.75% ($17.8 million available as of December 31, 2001)	$—	$—

2000 Credit Agreement–Tranche B Loan, bearing interest at a rate of LIBOR plus 3.25% (5.16% at December 31, 2001)	—	150,000

2000 Credit Agreement–Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25% (6.16% at December 31, 2001), due December 31, 2007	—	473,368

2002 Credit Agreement—$290 million revolving credit line, bearing interest at LIBOR plus 2.75% or the Base Rate plus 1.25% (4.58% at September 30, 2002)	102,800	—

2002 Credit Agreement—Tranche B Term Loan, bearing interest at LIBOR plus 2.50% (4.36% at September 30, 2002)	59,850	—

Senior Notes due 2009, bearing interest at 8¾%	175,000	—

Senior Notes due 2012, bearing interest at 9%	225,000	—

CMBS Loan, bearing interest at a nominal weighted average rate of LIBOR plus 1.4635% (3.2735% at September 30, 2002 and 3.4002% at December 31, 2001), due December 9, 2006	223,274	225,000

	$785,924	$848,368

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Ventas Finance is required to maintain or cause to be maintained the following reserve accounts under the CMBS Loan Agreement: (a) a debt service reserve account in an amount of $5.0 million to cover shortfalls in cash available for debt service on the CMBS Loan, (b) an imposition and insurance reserve for the payment of real property taxes and insurance premiums with respect to the CMBS Properties, and (c) a replacement reserve account in the amount of $1.58 million for the payment of the cost of capital improvements made to the CMBS Properties. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at September 30, 2002 included $5.0 million related to the debt service reserve account for the CMBS Loan.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The outstanding aggregate principal balance of the Tranche B Term Loan, the Tranche C Term Loan and the Revolving Credit Facility may not collectively exceed either (a) the Borrowing Base (as described below) or (b) the Total Commitments. As of September 30, 2002, the outstanding principal balance of the Tranche B Term Loan was $59.9 million and the outstanding principal balance under the Revolving Credit Facility was $102.8 million. As of September 30, 2002, there was no Tranche C Term Loan.

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

(b)	Otherwise, the Applicable Percentage is based on the Consolidated Leverage Ratio (as defined in the 2002 Credit Agreement) as follows:

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pricing Level	Consolidated Leverage Ratio	Applicable Percentage for Eurodollar Rate Loans	Applicable Percentage for Base Rate Loans
I	< 4.25	2.50%	1.00%
II	>4.25 but < 4.75	2.75%	1.25%
III	> 4.75	3.00%	1.50%

The Consolidated Leverage Ratio is generally the ratio of debt of the Company and its consolidated subsidiaries (excluding the United States Settlement, and net of unrestricted cash and cash equivalents) measured on the last day of the applicable fiscal quarter, to EBITDA of the Company and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending as of such day, as more particularly described in the 2002 Credit Agreement. The Applicable Percentage as of September 30, 2002 was based on pricing level II.

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

The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. As of September 30, 2002, the Borrowing Base was $304.3 million, and the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $162.7 million, and the remaining availability under the 2002 Credit Agreement was $141.6 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Notes are unconditionally guaranteed on a senior unsecured basis by the Company and by certain of the Company’s current and future subsidiaries as described in the Indentures (collectively, the “Guarantors”). The Notes are part of the general unsecured obligations of the Company and Ventas Realty, rank equal in right of payment with all existing and future senior obligations of the Company and Ventas Realty, and rank senior to all existing and future subordinated indebtedness of the Company and Ventas Realty. However, the Notes are effectively subordinated to all borrowings under the 2002 Credit Agreement with respect to Borrowing Base Properties and any future assets securing indebtedness under the 2002 Credit Agreement. In addition, the Notes are structurally subordinated to approximately $223 million of indebtedness relating to the CMBS Transaction that is secured by the CMBS Properties. The Issuers may redeem the Notes, in whole or in part, at any time at a redemption price equal to the principal amount, plus accrued and unpaid interest to the date of redemption and a make-whole premium as described in the Indentures.

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

Pursuant to the registration rights agreement entered into in connection with the Offering, on July 25, 2002, the Issuers and Guarantors completed an offer to exchange the Notes with a new series of notes that are registered under the Securities Act and are otherwise substantially identical to the outstanding Notes, except that certain transfer restrictions, registration rights and liquidated damages relating to the outstanding Notes do not apply to the new notes. The Company did not receive any additional proceeds in connection with the exchange offer.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

One of the Company’s interest rate swap agreements has a notional principal amount as of September 30, 2002 of $450 million (the “1998 Swap”). Under the 1998 Swap the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate) maturing June 30, 2003.

The terms of the 1998 Swap require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels (the “Threshold Level”). On April 17, 2002, in connection with the partial swap breakage payment, the Company and the counterparty under the 1998 Swap agreed to reduce the Threshold Level to a nonvariable level of $20 million. The 1998 Swap was in an unrealized loss position to the Company of $14.3 million on September 30, 2002. Therefore, no collateral was required to be posted.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The 1998 Swap is treated as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Over time, the unrealized gains and losses recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Assuming no changes in interest rates, the Company estimates that approximately $15.6 million of the current balance recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be recorded as interest expense within the next twelve months consistent with historical reporting. The amount reclassified into interest expense for the three months and nine months ended September 30, 2002 was $4.9 million and $18.4 million, respectively, excluding the $5.4 million net loss on swap breakage. In addition, a portion of the unrealized loss on the 1998 Swap previously reported in Accumulated Other Comprehensive Income has been reclassified to operations in the nine months ended September 30, 2002 to reflect the excess of the $450 million notional amount of the 1998 Swap over the anticipated variable rate debt balances in the future. An expense of $0.3 million has been recognized in the Statement of Income to reflect this overhedged position, which the Company expects to be short term in duration.

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

At September 30, 2002, the 1998 Swap and 2003-2008 Swap were reported at their fair value of $47.6 million in liabilities in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income. The Buy and Sell Caps are reported at their fair value of approximately $0.8 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported in the Condensed Consolidated Statement of Operations and net to zero for the three months and nine months ended September 30, 2002.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc. et al. was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The putative class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleged that the Company and certain current and former executive officers of the Company during a specified time period violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company’s current operations and the inherent value of the Company’s Common Stock. The complaint further alleged that as a result of these purported false and misleading statements concerning the Company’s revenues and acquisitions, the price of the Company’s Common Stock was artificially inflated. This case was settled and dismissed with prejudice pursuant to the Order and Final Judgment of the District Court entered on May 16, 2002. The Company did not pay any amount in connection with the settlement.

A stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. There were no material developments in this lawsuit during the quarter ended September 30, 2002. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. Kindred, on behalf of the Company, intends to continue to defend this action vigorously.

A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs’ civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs’ state court lawsuits that were

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pending at the time of the 1998 Spin Off and that the defendants deceptively used the Delaware bankruptcy proceedings of Vencor, Inc. (now known as Kindred Healthcare, Inc.) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys’ fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. Before any class of plaintiffs was certified, this action was dismissed in its entirety on February 4, 2002 because it was deemed to be an impermissible collateral attack on the Delaware Bankruptcy Court’s confirmation order. The plaintiffs thereafter filed an appeal of the District Court’s dismissal to the United States Court of Appeals for the Sixth Circuit. However, on plaintiffs’ motion, the appeal was stayed after the plaintiffs separately filed a motion with the Delaware Bankruptcy Court seeking, among other things, to have the Delaware Bankruptcy Court set aside portions of the releases of the Company contained in the Final Plan, as such releases might apply to the plaintiffs. On September 19, 2002, the Delaware Bankruptcy Court denied the plaintiffs’ motion. The Sixth Circuit appeal has not yet been resumed by the plaintiffs. Kindred, on behalf of the Company, intends to contest the Sixth Circuit appeal vigorously.

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

Other Litigation

The Company and Atria, Inc. (“Atria”) have been engaged in ongoing discussions regarding the parties’ respective rights and obligations relative to the issuance of mortgage resident bonds (the “Bonds”) to the new residents of New Pond Village, a senior housing facility in Walpole, Massachusetts, owned by the Company and leased to and operated by Atria. On August 6, 2001, Atria filed a lawsuit styled Atria, Inc. v. Ventas Realty, Limited Partnership in the Superior Court Department of the Trial Court in Norfolk County, Massachusetts (Civil Action Number 01 01233). The complaint alleges that the Company has a duty to sign and issue Bonds to new residents of New Pond Village and that, as a result of an alleged failure of the Company to issue Bonds, the Company has, among other things, breached contractual obligations under the Bond Indenture. The complaint seeks a declaration that Atria’s indemnity obligation in favor of the Company relating to the Bonds is void and unenforceable and injunctive and declaratory relief requiring the Company to sign and issue Bonds to new residents of New Pond Village. The complaint also seeks damages, interest, attorneys’ fees and other costs. The Company believes that the allegations in the complaint are without merit. The Company’s motion to dismiss was denied by trial court. The trial court’s decision was affirmed by an appellate court on January 24, 2002. The Company has asserted counterclaims against Atria and the Company intends to defend this action and pursue its counterclaims vigorously. There were no material developments in this case during the quarter ended September 30, 2002.

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the quarter ended September 30, 2002.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Numerator for Basic and Diluted Earnings Per Share:
Income before Discontinued Operations and Extraordinary Loss	$17,093	$8,854	$39,350	$26,887
Discontinued Operations	—	303	23,831	954
Extraordinary Loss	—	—	(6,919)	—

Net Income	$17,093	$9,157	$56,262	$27,841

Denominator:
Denominator for Basic Earnings Per Share
—Weighted Average Shares	69,098	68,491	68,895	68,375
Effect of Dilutive Securities:
Stock Options	901	924	1,000	749
Time Vesting Restricted Stock Awards	48	169	83	131

Dilutive Potential Common Stock	949	1,093	1,083	880

Denominator for Diluted Earnings Per Share
—Adjusted Weighted Average	70,047	69,584	69,978	69,255

Basic Earnings Per Share:
Income before Discontinued Operations and Extraordinary Loss	$0.25	$0.13	$0.57	$0.40
Discontinued Operations	—	—	0.35	0.01
Extraordinary Loss	—	—	(0.10)	—

Net Income	$0.25	$0.13	$0.82	$0.41

Diluted Earnings Per Share:
Income before Discontinued Operations and Extraordinary Loss	$0.24	$0.13	$0.56	$0.39
Discontinued Operations	—	—	0.34	0.01
Extraordinary Loss	—	—	(0.10)	—

Net Income	$0.24	$0.13	$0.80	$0.40

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Condensed Consolidating Information

The following summarizes the unaudited condensed consolidating information for the Company as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001:

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
September 30, 2002

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$14,368	$646,371	$109,242		$769,981
Cash and cash equivalents	48	4,072	1		4,121
Restricted cash	14,608	—	5,048		19,656
Investment in Kindred Healthcare, Inc. common stock	—	34,098	—		34,098
Deferred financing costs, net	—	13,945	5,733		19,678
Notes receivable from employees	1,766	2,420	—		4,186
Other	1,862	2,531	1,130		5,523

Total assets	$32,652	$703,437	$121,154		$857,243

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$562,650	$223,274		$785,924
United States Settlement	46,789	—	—		46,789
Equity in affiliates	48,202	—	—	$(48,202)	—
Deferred revenue	129	15,548	3,352		19,029
Interest rate swap agreements	—	47,620	—		47,620
Accounts payable, intercompany and other accrued liabilities	7,538	30,726	426		38,690
Other liabilities—disputed tax refunds and accumulated interest	14,422	—	—		14,422
Deferred income taxes	30,394	—	—		30,394

Total liabilities	147,474	656,544	227,052	(48,202)	982,868
Total stockholders’ equity (deficit)	(114,822)	46,893	(105,898)	48,202	(125,625)

Total liabilities and stockholders’ equity (deficit)	$32,652	$703,437	$121,154	$—	$857,243

(a)	Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the Offering.

(b)
The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the CMBS Transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(Audited)
December 31, 2001

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$14,888	$678,119	$113,329		$806,336
Cash and cash equivalents	1,651	16,945	—		18,596
Restricted cash	15,731	—	5,042		20,773
Investment in Kindred Healthcare, Inc. common stock	—	55,118	—		55,118
Kindred Healthcare, Inc. common stock reserved for distribution	—	17,086	—		17,086
Deferred financing costs, net	—	7,398	6,755		14,153
Notes receivable from employees	845	2,790	—		3,635
Equity in affiliates	3,358	—	—	$(3,358)	—
Other	1,084	2,027	3,051		6,162

Total assets	$37,557	$779,483	$128,177	$(3,358)	$941,859

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$623,368	$225,000		$848,368
United States Settlement	54,747	—	—		54,747
Deferred revenue	184	17,167	3,676		21,027
Interest rate swap agreements	—	27,430	—		27,430
Accrued dividend	17,910	—	—		17,910
Accounts payable, intercompany and other accrued liabilities	9,473	9,474	(793)		18,154
Other liabilities—disputed tax refunds and accumulated interest	14,903	—	—		14,903
Deferred income taxes	30,394	—	—		30,394

Total liabilities	127,611	677,439	227,883		1,032,933
Total stockholders’ equity (deficit)	(90,054)	102,044	(99,706)	$(3,358)	(91,074)

Total liabilities and stockholders’ equity (deficit)	$37,557	$779,483	$128,177	$(3,358)	$941,859

(a)	Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the Offering.

(b)
The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the CMBS Transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine months ended September 30, 2002

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,464	$115,295	$24,144		$140,903
Gain on sale of Kindred common stock	—	5,014	—		5,014
Equity earnings in affiliate(s)	57,707	—	—	$(57,707)	—
Interest and other income	211	668	73		952

Total revenues	59,382	120,977	24,217	(57,707)	146,869

Expenses:
General and administrative	76	5,998	1,248		7,322
Professional fees	25	1,967	409		2,401
Amortization of restricted stock grants	15	1,222	254		1,491
Depreciation	521	26,625	4,087		31,233
Net loss on swap breakage	—	5,407	—		5,407
Swap ineffectiveness	—	298	—		298
Interest	—	48,479	8,884		57,363
Interest on United States Settlement	4,204	—	—		4,204

Total expenses	4,841	89,996	14,882		109,719
Income (loss) before benefit from income taxes, discontinued operations and extraordinary loss	54,541	30,981	9,335	(57,707)	37,150
Benefit from income taxes	(2,200)	—	—	—	(2,200)

Income (loss) before discontinued operations and extraordinary loss	56,741	30,981	9,335	(57,707)	39,350
Discontinued operations	—	23,831	—		23,831

Income (loss) before extraordinary loss	56,741	54,812	9,335	(57,707)	63,181
Extraordinary loss on extinguishment of debt	—	(6,919)	—		(6,919)
Net income (loss)	$56,741	$47,893	$9,335	$(57,707)	$56,262

(a)	Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the Offering.

(b)
The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the CMBS Transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine months ended September 30, 2001

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,913	$135,329		$137,242
Equity earnings in affiliate(s)	30,875	—	$(30,875)	—
Interest and other income	1,432	2,075		3,507

Total revenues	34,220	137,404	(30,875)	140,749

Expenses:
General and administrative	108	7,632		7,740
Professional fees	50	3,545		3,595
Amortization of restricted stock grants	18	1,268		1,286
Depreciation	522	30,804		31,326
Interest	—	64,540		64,540
Interest on United States Settlement	3,053	—		3,053

Total expenses	3,751	107,789		111,540
Income (loss) before income taxes and discontinued operations	30,469	29,615	(30,875)	29,209
Provision for income taxes	2,322	—		2,322

Income before income discontinued operations	28,147	29,615	(30,875)	26,887
Discontinued operations	—	954		954

Net income	$28,147	$30,569	$(30,875)	$27,841

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine months ended September 30, 2002

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$56,864	$80,276	$17,254	$(57,707)	$96,687

Net cash provided by (used in) investing activities	(1,158)	35,941	—		34,783

Cash flows from financing activities:
Proceeds from long-term debt	—	620,300	—		620,300
Repayment of long-term debt	—	(681,018)	(1,726)		(682,744)
Net loss on swap breakage	—	(12,837)	—		(12,837)
Payment of deferred financing costs	—	(15,127)	—		(15,127)
Payment on United States Settlement	(7,958)	—	—		(7,958)
Cash distribution to stockholders	(50,125)	—	—		(50,125)
Cash distributions from affiliates	(1,772)	(40,408)	(15,527)	57,707	—
Issuance of common stock	2,546	—	—		2,546

Net cash provided by (used in) financing activities	(57,309)	(129,090)	(17,253)	57,707	(145,945)

Increase (decrease) in cash and cash equivalents	(1,603)	(12,873)	1		(14,475)
Cash and cash equivalents at beginning of period	1,651	16,945	—		18,596

Cash and cash equivalents at end of period	$48	$4,072	$1	$—	$4,121

(a)	Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the Offering.

(b)
The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the CMBS Transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine months ended September 30, 2001

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$21,398	$70,801	$(30,875)	$61,324

Net cash provided by (used in) investing activities	(711)	994		283

Cash flows from financing activities:
Repayment of long-term debt	—	(36,369)		(36,369)
Payment on the United States Settlement	(39,231)	—		(39,231)
Issuance of common stock	537	—		537
Cash distribution to stockholders	(50,118)	—		(50,118)
Cash distributions from affiliates	68,144	(99,019)	30,875	—

Net cash provided by (used in) financing activities	(20,668)	(135,388)	30,875	(125,181)

Increase (decrease) in cash and cash equivalents	19	(63,593)		(63,574)
Cash and cash equivalents at beginning of period	1,621	85,780		87,401

Cash and cash equivalents at end of period	$1,640	$22,187		$23,827

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

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the Company’s spin-off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company’s interest rate swap agreements and the ability of the Company to satisfy its obligation to post cash collateral if required to do so under one of these interest rate swap agreements, (m) the ability and willingness of Atria, Inc. (“Atria”) to continue to meet and honor its contractual arrangements with the Company and Ventas Realty, Limited Partnership entered into in connection with the Company’s spin-off of its assisted living operations and related assets and liabilities to Atria in August 1996, (n) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, including without limitation, the risk that the Company may fail to qualify as a REIT due to its ownership of common stock in Kindred, (o) the outcome of the audit being conducted by the Internal Revenue Service for the Company’s tax years ended December 31, 1997 and 1998, (p) final determination of the Company’s taxable net income for the year ending December 31, 2002, (q) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants (r) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, particularly in the State of Florida, and (s) the value of the Company’s common stock in Kindred and the limitations on the ability of the Company to sell, transfer or otherwise dispose of its common stock in Kindred arising out of the securities laws and the registration rights agreement the Company entered into with Kindred and certain of the holders of common stock in Kindred. Many of such factors are beyond the control of the Company and its management.

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

Background Information

The Company is a Delaware corporation that elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 1999. The Company believes that it has satisfied the requirements to qualify as a REIT for the years ended December 31, 2000 and 2001. The Company intends to continue to qualify as a REIT for the year ending December 31, 2002 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 43 hospitals, 215 nursing facilities and eight personal care facilities in 36 states as of September 30, 2002. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively hereinafter, “Kindred”) lease 210 of the Company’s nursing facilities and all of the Company’s hospitals as of September 30, 2002. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). The Company’s business consists of financing, owning and leasing healthcare facilities and leasing or subleasing such facilities to third parties.

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

Approximately 98.1% of the Company’s real estate investments, based on the original cost of such investments, are operated by Kindred. Approximately 98.9% of the Company’s rental revenue for the nine months ended September 30, 2002 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the “CMBS Master Lease,” and, collectively with the Amended Master Leases, the “Master Leases”).

Recent Developments Regarding Income Taxes

The Internal Revenue Service (“IRS”) is currently reviewing the federal income tax returns of the Company for the years ended December 31, 1997 and 1998. On September 25, 2002, the Company agreed to the IRS Revenue Agent’s report quantifying the examination findings in connection with the 1997 and 1998 income tax periods. This report concludes that, pending final review by the Joint Committee of Taxation, the Company does not owe any additional taxes, and is entitled to an additional refund of $1.2 million, for the period in question, which $1.2 million would be deposited into a joint tax escrow account between Ventas and Kindred. Until the review of the Joint Committee of Taxation is final, however, there can be no assurance as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company.

During the year ended December 31, 2001, the Company recorded a provision for taxes on the 10% of its estimated 2001 taxable income that the Company did not distribute. In the third quarter of 2002, the Company filed its 2001 federal tax return on which it elected to apply certain 2002 dividend payments in excess of its 2002 estimated taxable net income against such 2001 undistributed taxable net income. As a result, the Company recorded a $2.2 million tax benefit in the third quarter ended September 30, 2002.

A provision for income tax for the 2002 tax year was not recorded in the quarter ended September 30, 2002 due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2002 taxable income.

Recent Developments Regarding Kindred

On October 10, 2002, Kindred announced that it will record a substantial increase in costs related to professional liability claims primarily related to skilled nursing facility operations conducted in Florida Kindred leases 15 skilled nursing facilities in Florida from the Company. Kindred has contacted the Company to discuss Kindred’s strategic alternatives regarding such 15 facilities, including a proposed action to exit the Florida skilled nursing facility market. The 15 facilities are leased to the Company pursuant to the Amended Master Leases and do not serve as collateral for the CMBS Loan (defined below). The Company believes that under the terms of the Amended Master Leases, Kindred is not entitled to abandon the leased properties, reduce the rent, or receive other concessions based on the increases in professional liability costs. However, there can be no assurance as to the outcome of discussions between the Company and Kindred. As a result of Kindred’s announcement and other events, the market value of the Company’s Kindred Common Stock has declined substantially to approximately $11.3 million as of October 25, 2002.

The Company’s cash rent from the 15 Florida skilled nursing facilities it leases to Kindred is less than $8.5 million annually, which is approximately 4.5 percent of the total $187 million in annualized rent payable to the Company by Kindred. Kindred has not requested any rent relief in connection with its proposed action.

Recent Developments Regarding Government Regulations

Skilled Nursing Facilities

Recent federal legislation and regulations set forth revised payment mechanisms for skilled nursing facility (“SNF”) and long-term acute care hospital (“LTAC”) services. The full economic impact of new laws and other recent developments discussed below is under review by the long-term care industry and by the Company and its tenants.

The Centers for Medicare and Medicaid Services (“CMS”) has made certain payment adjustments under both the Balanced Budget Refinement Act of 1999 (“Refinement Act”) and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) for Medicare SNF payment rates for federal fiscal year 2002 (the “2002 Final Rule”). These adjustments under the Refinement Act and BIPA were intended to temporarily ameliorate the economic effects of the Balanced Budget Act of 1997 (“Budget Act”), which established the prospective payment system for SNFs (“SNF PPS”). Under the SNF PPS, a SNF is paid based upon assessments of

Medicare patients in the SNF, rather than on a reasonable cost basis. Assessments are used to classify services into 44 patient Resource Utilization Groups, Version III (“RUG-III”) categories, which groupings correspond to the services devoted to patients. The 2002 Final Rule implemented BIPA’s temporary increase of 16.6% in the nursing component of the federal SNF PPS rate, as well as the Refinement Act’s 4% increase in the per diem reimbursement rates for all RUG-III groups. Both the 16.6% temporary increase in the nursing component of the federal SNF PPS rate and the 4% add-on for all RUG-III groups expired on September 30, 2002.

Under the Medicare provisions of the Refinement Act and BIPA, SNFs also received a 20% increase in the per diem reimbursement rates for 15 RUG-III groups relating to medically complex patients and a 6.7% increase to the per diem reimbursement rates for 14 rehabilitation-related RUG-III groups. Under applicable law, however, the 6.7% add-on for rehabilitation patients and the 20% add-on for medically complex patients will expire when CMS implements certain refinements to the SNF PPS’s RUG-III system. On April 23, 2002, the U.S. Department of Health and Human Services (“HHS”) indicated that CMS will not implement the RUG-III refinements this year. As a result, at this time the 6.7% increase and the 20% add-on will be retained.

On July 31, 2002, CMS published the SNF payment rates for the 2003 federal fiscal year (“2003 Payment Update”). Under the 2003 Payment Update, SNFs receive a 2.6% increase in Medicare payments for the 2003 federal fiscal year. According to CMS, this increase will result in nearly $400 million more in annual payments to nursing facilities. The 2003 Payment Update incorporates HHS’s April 23, 2002 decision to leave in place for the present time the current case-mix classification. This decision will, according to CMS, result in nursing homes continuing to receive an estimated $1 billion in temporary add-on payments in the 2003 federal fiscal year.

The 2.6% increase is offset, however, by the September 30, 2002 expiration of the 16.6% temporary increase in the nursing component of the federal SNF PPS rate and the 4% add-on for all RUG-III groups discussed above. CMS states that the expiration of these two temporary add-ons will result in a decrease in SNF payments of about $1.4 billion for the 2003 federal fiscal year. According to CMS, the combined effect of the 2.6% increase under the 2003 Payment Update and the expiration of the two temporary add-ons is an estimated net decrease of $1 billion in nursing facility payments for the 2003 federal fiscal year.

Long Term Acute Care Hospitals

Pursuant to the Medicare provisions of the Refinement Act and BIPA, LTACs are transitioning to a prospective payment system (“LTAC PPS”). On August 30, 2002, CMS published a final rule for LTAC PPS, which is effective for LTAC cost report periods beginning on or after October 1, 2002. LTAC PPS classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs. The patient classification system groupings are called LTC-DRGs, which are based on the existing CMS diagnosis related groups, or DRGs, used under the hospital inpatient prospective payment system for inpatient acute care hospitals and are weighted to reflect the resources required to treat the medically complex patients treated at LTACs.

Once fully transitioned to LTAC PPS, LTACs will no longer be reimbursed on a reasonable cost basis that reflects costs incurred, but rather on a predetermined rate. Under LTAC PPS, payment for a Medicare beneficiary is made at a predetermined, per discharge amount for each of LTAC PPS’s 510 LTC-DRGs, adjusted for differences in area wage levels. LTAC PPS includes payment for all inpatient operating and capital costs of furnishing covered services (including routine and ancillary services), but not certain pass through costs, which include bad debts, direct medical education, and blood clotting factors.

Under LTAC PPS, additional adjustments may be made to the payment rate for certain categories of cases, which include (1) “short stay” cases where the average length of stay is less than or equal to five-sixths of the geometric average length of stay for each LTC-DRG and (2) “interrupted stay” cases where LTAC patients are transferred to an acute care hospital, an inpatient rehabilitation facility or skilled nursing facility but subsequently return to the same LTAC within a certain number of days. Special payment provisions apply to cases involving transfers between a LTAC and certain providers that are located in the same building as the LTAC or occupy space in one or more buildings located on the same campus as the LTAC. In addition, LTAC PPS provides additional payments (i.e., above the LTC-DRG payment amount) for high-cost “outliers,” which are cases with unusually high costs relative to the costs of most discharges. Unlike the prospective payment system for inpatient acute care hospitals, LTAC PPS makes no adjustments for geographic reclassification, disproportionate share of low-income patients, rural location, or indirect medical education.

Updates to the prospective payment rates for each federal fiscal year will be published annually. For LTACs that have filed cost reports before October 1, 2002, a 5-year phase-in period has been implemented to gradually transition such LTACs from cost-based reimbursement to 100 percent federal prospective payment under LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time, non-revocable election to transition fully to LTAC PPS rate. The 5-year transition period does not apply to LTACs that have their first cost reporting period beginning on or after October 1, 2002.

According to CMS, LTAC PPS is required by law to be “budget neutral,” which means that total payments under LTAC PPS must equal the amount that would have been paid if the system had not been implemented. The 15% reduction to payments to LTACs for capital related costs provided for under the Budget Act only applies to portions of cost reporting periods occurring in federal fiscal years 1998 through 2002. For cost reporting periods beginning in federal fiscal year 2003, this 15% reduction no longer applies. The Company is currently analyzing the effects of the final LTAC PPS rule and cannot predict the impact of LTAC PPS on the Company’s tenants and operators. Because each of Kindred’s LTAC’s have a cost reporting period beginning on September 1, the Company believes that LTAC PPS will impact Kindred no sooner than September 1, 2003.

CMS also has promulgated a final regulation (“Final Regulation”) to restrict the “upper-payment limit loophole” in Medicaid. The Final Regulation revises a provision of a prior regulation published on January 12, 2001 that allowed states to make overall payments to public non-state government owned or operated hospitals of up to 150% of the estimated amount that would be paid under Medicare for the same services. Under the Final Regulation, these payments are limited to 100% of estimated Medicare payments, which is the limit for all other hospitals. The resulting effect of the Final Regulation is that states may implement rate or service cuts to providers (including SNFs) to compensate for reduced federal funding. According to CMS, the Final Regulation became effective on May 15, 2002. The Company can not predict the impact of the Final Regulation on the Company’s tenants and operators.

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

Recently, HHS announced the Nursing Home Quality Initiative pilot program for the states of Colorado, Florida, Maryland, Ohio, Rhode Island and Washington. This program, which is designed to provide consumers with comparative information about nursing home quality measures, will rate every nursing home operating in these states on nine quality of care indicators. The quality of care indicators include such measures as percentages of patients with infections, bedsores, and use of physical restraints. On April 24, 2002, HHS released initial quality data from nursing homes in the pilot program’s six states. In addition, CMS recently published advertisements in thirty newspapers in the six states that include some of the quality data. The quality data, along with other information about individual nursing homes, have been made available to the public through Medicare’s consumer web site and telephone help line. Following this pilot program, CMS intends to refine and expand the initiative to all other states. CMS has indicated that it intends to make available nursing home quality information for all states.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of its investments in real estate, for impairment indicators. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As described further in Note 6 to the Condensed Consolidated Financial Statements, litigation and other matters arose from the Company’s operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the 1998 Spin Agreements, Kindred agreed to assume the defense, on behalf of the Company, of certain defined claims. Kindred is presently defending the Company in these matters as required under the Spin Agreements, however, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations. A change in Kindred’s ability to perform under these commitments could have a Material Adverse Effect on the Company.

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

Income Taxes

The IRS is currently reviewing the federal income tax returns of the Company for tax years ending December 31, 1997 and 1998. The IRS may challenge the Company’s entitlement to capital loss and net operating loss carryforwards (“NOL Carryforwards”). To the extent such NOL Carryforwards and escrow amounts under a tax refund escrow agreement between the Company and Kindred are not sufficient to satisfy such liabilities, if any, Kindred has indemnified the Company for certain, but not all of the tax liabilities under a tax allocation agreement between the Company and Kindred (the “Tax Allocation Agreement”). There can be no assurances as to the ultimate outcome of these matters with the IRS or whether such outcome will have a Material Adverse Effect on the Company. Additionally, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement.

On September 25, 2002, the Company agreed to the IRS Revenue Agent’s report quantifying the examination findings in connection with the 1997 and 1998 income tax periods. This report concludes that, pending final review by the Joint Committee of Taxation, the Company does not owe any additional taxes, and is entitled to an additional refund of $1.2 million, for the period in question, which $1.2 million would be deposited into a joint tax escrow account between Ventas and Kindred. Until the review of the Joint Committee of Taxation is final, however, there can be no assurance as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company.

During the year ended December 31, 2001, the Company recorded a provision for taxes on the 10% of its estimated 2001 taxable income that the Company did not distribute. In the third quarter of 2002, the Company filed its 2001 federal tax return on which it elected to apply certain 2002 dividend payments in excess of its 2002 taxable net income against such 2001 undistributed taxable net income. As a result, the Company recorded a $2.2 million tax benefit in the third quarter ended September 30, 2002.

A provision for income tax for the 2002 tax year was not recorded in the quarter ended September 30, 2002 due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2002 taxable income.

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

Results of Operations

Three Months Ended September 30, 2002 and 2001

Rental income for the three months ended September 30, 2002 was $47.7 million, of which $47.1 million (98.9%) resulted from leases with Kindred. The rental income from Kindred includes $0.6 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of the Kindred common stock under the Final Plan on April 20, 2001 (the “Kindred Common Stock”) and the $4.5 million of additional future rent under the Master Leases. The rental income for the three months ended September 30, 2001 was $46.1 million, of which $45.6 million (98.9%) resulted from leases with Kindred. The $1.6 million increase in rental income reflects the 3.5% increase in the rent paid under the Master Leases effective May 1, 2002.

Interest and other income totaled approximately $0.2 million for the three months ended September 30, 2002 as compared to approximately $0.9 million for the three months ended September 30, 2001. The decrease is attributable to lower cash balances and reduced interest rates.

Expenses totaled $34.2 million for the quarter ended September 30, 2002 and included $10.4 million of depreciation expense and $18.8 million of interest on debt financing and $1.3 million of interest on the United States Settlement. For the quarter ended September 30, 2001, expenses totaled $37.7 million and included $10.4 million of depreciation expense, $21.9 million of interest on the 2000 Credit Agreement (as defined below) and $1.6 million of interest on the United States Settlement. The decrease of $3.5 million in expenses primarily is the result of a decrease in interest expense.

Interest expense excluding the interest on the United States Settlement decreased $3.1 million to $18.8 million for the three months ended September 30, 2002 from $21.9 million for the three months ended September 30, 2001. The decrease is primarily a result of (a) reduced principal balances from $850.0 million as of September 30, 2001 to $785.9 million as of September 30, 2002 and (b) reduced interest rates resulting from the CMBS Transaction (as defined below), the 2002 Credit Agreement (as defined below) and the Offering (as defined below). See “Note 5—Borrowing Arrangements” to the Condensed Consolidated Financial Statements.

A $2.2 million benefit for income tax was recorded in the quarter ended September 30, 2002 as a result of a change in estimate for the 2001 tax year. See “Note 3 — Concentration of Credit Risk and Recent Developments — Recent Developments Regarding Income Taxes”. A provision for income tax for the 2002 tax year was not recorded in the quarter ended September 30, 2002 due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2002 taxable income. In the quarter ended September 30, 2001, the Company recorded a provision for taxes on the 10% of its estimated 2001 taxable income which the Company did not distribute.

During the quarter ended September 30, 2002, the Company disposed of a total of 40,000 shares of Kindred Common Stock for an average net price of $41.20 per share and recognized a gain of $1.2 million. The Company applied net proceeds of $1.6 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement. As of September 30, 2002, the Company owned 920,814 shares of Kindred Common Stock.

As of June 30, 2002, a 55 licensed bed hospital facility in Mansfield, Texas owned by the Company with a net book value of $1.8 million was not being operated and considered held for sale. During the third quarter ended September 30, 2002, the hospital was reopened by Kindred and is no longer considered held for sale.

Net income for the three months ended September 30, 2002 was $17.1 million or $0.24 per diluted share. After discontinued operations, net income for the three months ended September 30, 2001 was $9.2 million or $0.13 per diluted share.

Nine Months Ended September 30, 2002 and 2001

Rental income for the nine months ended September 30, 2002 was $140.9 million, of which $139.3 million (98.9%) resulted from leases with Kindred. The rental income from Kindred includes $1.9 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of the Kindred Common Stock and the $4.5 million of additional future rent under the Master Leases. The rental income for the nine months ended September 30, 2001 was $137.2 million, of which $135.5 million (98.7%) resulted from leases with Kindred. The $3.7 million increase in rental income reflects the 3.5% increase in the rent paid under the Master Leases effective May 1, 2002.

Interest and other income totaled approximately $1.0 million for the nine months ended September 30, 2002 as compared to approximately $3.5 million for the nine months ended September 30, 2001. The decrease in interest income was primarily the result of lower cash balances and reduced interest rates.

Expenses totaled $109.7 million for the nine months ended September 30, 2002 and included $31.2 million of depreciation expense and $57.7 million of interest on debt financing and $4.2 million of interest on the United States Settlement. For the nine months September 30, 2001, expenses totaled $111.5 million and included $31.3 million of depreciation expense on real estate assets and $64.5 million of interest on the 2000 Credit Agreement. The $1.8 million decrease consists primarily of (a) a $6.9 million decrease in interest expense (b) a $1.2 million decrease in professional fees, (c) an offsetting additional expense recorded in the second quarter of 2002 related to the loss on a $350 million notional swap breakage (see “Note 5—Borrowing Arrangements” to the Condensed Consolidated Financial Statements) and (d) a $1.2 million offsetting increase in the United States Settlement interest.

Interest expense excluding the interest on the United States Settlement decreased $6.9 million to $57.7 million for the nine months ended September 30, 2002 from $64.5 million for the nine months ended September 30, 2001. The decrease is primarily a result of reduced principal balances and reduced interest rates resulting from the CMBS Transaction in December 2001, and the April 2002 closing of the 2002 Credit Agreement and the Offering. See “Note 5—Borrowing Arrangements” to the Condensed Consolidated Financial Statements.

Professional fees totaled approximately $2.4 million for the nine months ended September 30, 2002, as compared to $3.6 million for the nine months ended September 30, 2001. The decrease relates primarily to the reduction in professional fees incurred as a result of Kindred’s emergence from bankruptcy in April 2001.

A $2.2 million benefit for income tax was recorded in the quarter ended September 30, 2002 as a result of a change in estimate for the 2001 tax year. See “Note 3 — Concentration of Credit Risk and Recent Developments — Recent Developments Regarding Income Taxes”. A provision for income tax for the 2002 tax year was not recorded in the quarter ended September 30, 2002 due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2002 taxable income. In the nine months ended September 30, 2001, the Company recorded a charge for taxes on the 10% of its estimated 2001 taxable income that the Company did not distribute.

In connection with the refinancing of its indebtedness under the 2000 Credit Agreement, in the quarter ended June 30, 2002, the Company incurred an extraordinary loss of $6.9 million related to the write-off of unamortized deferred financing costs associated with the 2000 Credit Agreement. See “Note 5—Borrowing Arrangements” to the Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2002, the Company disposed of a total of 159,500 shares of Kindred Common Stock for an average net price of $43.39 per share and recognized a gain of $5.0 million. The Company applied net proceeds of $6.9 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement.

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

As of June 30, 2002, a 55 licensed bed hospital facility in Mansfield, Texas owned by the Company with a net book value of $1.8 million was not being operated and considered held for sale. During the third quarter ended September 30, 2002, the hospital was reopened by Kindred and is no longer considered held for sale.

After income from discontinued operations of $23.8 million, or $0.34 per diluted share and an extraordinary loss of $6.9 million, or $0.10 per diluted share, net income for the nine months ended September 30, 2002 was $56.3 million or $0.80 per diluted share. Net income for the nine months ended September 30, 2001 was $27.8 million or $0.40 per diluted share.

Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the net income and gain on sale of real estate for properties sold subsequent to December 31, 2001 is reflected in the Condensed Consolidated Statements of Income as Discontinued Operations for all periods presented. The increase in Discontinued Operations for the nine months ended September 30, 2002 is primarily due to the gain on the sale of real estate. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements. In the third quarter ended September 30, 2002, the Company did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations.

Funds from Operations

Funds from operations (“FFO”) for the three months and nine months ended September 30, 2002 totaled $27.5 million and $70.9 million, respectively. FFO net of the gain on the sale of the Kindred Common Stock and the net loss on swap breakage (“Normalized FFO”) for the three months and nine months ended September 30, 2002 was $26.3 million and $71.3 million, respectively. FFO for the three months and nine months ended September 30, 2001 totaled $19.3 million and $59.0 million, respectively. FFO for the three months and nine months ended September 30, 2002 and 2001 is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net income	$17,093	$9,157	$56,262	$27,841
Depreciation on real estate investments	10,359	10,476	31,184	31,427
Extraordinary loss on extinguishment of debt	—	—	6,919	—
Gain on sale of assets	—	(290)	(23,450)	(290)

FFO	27,452	19,343	70,915	58,978
Gain on sale of Kindred Common Stock	(1,192)	—	(5,014)	—
Net loss on swap breakage	—	—	5,407	—

Normalized FFO	$26,260	$19,343	$71,308	$58,978

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

Liquidity and Capital Resources

Cash provided by operations totaled $96.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2001 cash provided by operations totaled $61.3 million. The increase is primarily a result of the accumulation of accrued but unpaid interest expense related to the Notes and the 2002 Credit Agreement and reduced interest expense. Interest is payable on the Notes on November 1 and May 1 of each calendar year. Approximately $19.2 million will be paid on November 1, 2002 related to the interest on the Notes. See “Note 5—Borrowing Arrangements” to the Condensed Consolidated Financial Statements.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $34.8 million and includes $28.6 million in proceeds from the sale of real estate and $7.0 million in proceeds from sales of Kindred Common Stock.

Net cash used in financing activities for the nine months ended September 30, 2002 totaled $145.9 million and included an aggregate $62.4 million payment of principal on the 2000 Credit Agreement, the 2002 Credit Agreement and the CMBS Loan, $15.1 million in financing fees, $12.8 million in swap breakage costs and $50.1 million of cash dividend payments. Net cash used in financing activities for the nine months ended September 30, 2001 totaled $125.2 million and included the payment of $36.4 million of principal on the 2000 Credit Agreement, $39.2 million payment on the United States Settlement, and $50.1 million in payments of cash dividends.

The Company had cash and cash equivalents of $4.1 million (excluding restricted cash of $19.7 million) and outstanding debt of $785.9 million on September 30, 2002.

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company intends to distribute 100% or more of the Company’s taxable income for 2002 and subsequent years. The Company intends to pay dividends of

$0.95 per share for 2002. The Company declared the first quarterly dividend for 2002 of $0.2375 per share on February 12, 2002. The dividend was paid in cash on March 4, 2002 to stockholders of record on February 22, 2002. The Company declared the second quarterly dividend for 2002 of $0.2375 per share on May 14, 2002. This dividend was paid in cash on June 4, 2002 to stockholders of record on May 24, 2002. The Company declared the third quarterly dividend for 2002 of $0.2375 per share on August 15, 2002, which dividend was paid in cash on September 6, 2002 to stockholders of record on August 26, 2002. Although the Company currently intends to distribute 100% or more of its taxable income for 2002 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made. The Company declared the fourth quarterly dividend for 2002 of $0.2375 per share on October 22, 2002, which dividend will be paid in cash on January 3, 2003 to stockholders of record on December 17, 2002.

The Company’s estimation of its 2002 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the Spin Agreements, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001; the Company’s other tenants perform their obligations under their leases with the Company; no additional dispositions of Kindred Common Stock occur; no capital transactions, acquisitions or divestitures; the Company does not incur any impact relating to its accounting for derivatives; the Company’s tax and accounting positions do not change; and the Company’s issued and outstanding and diluted shares are unchanged.

The Kindred Common Stock is considered marketable for accounting purposes at September 30, 2002 and classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Kindred Common Stock is measured at fair value as of September 30, 2002. The unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income. As of September 30, 2002, the fair value of the Kindred Common Stock was $34.1 million. A $22.9 million unrealized gain on the Kindred Common Stock was recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Income at September 30, 2002. See “Note 3—Concentration of Credit Risk and Recent Developments—Recent Developments Regarding Dividends” to the Condensed Consolidated Financial Statements.

During the quarter ended June 30, 2002, the Company disposed of a total of 119,500 shares of Kindred Common Stock for an average net price of $44.19 per share and recognized a gain of $3.8 million. The Company applied net proceeds of $5.3 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement. During the quarter ended September 30, 2002, the Company disposed of a total of 40,000 shares of Kindred Common Stock for an average net price of $41.20 per share and recognized a gain of $1.2 million. The Company applied net proceeds of $1.6 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement. As of September 30, 2002, the Company owned 920,814 shares of Kindred Common Stock.

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

The Company’s estimation of its 2002 taxable income is based on a number of assumptions, including, but not limited to, those set forth under “—Results of Operations—Nine Months ended September 30, 2002 and 2001.”

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

Under the terms of the interest rate swap agreement dated June 16, 1998, as amended (the “1998 Swap”), the Company is required to post collateral with the counterparty in the form of cash, letter of credit or other permitted credit support, if the fair value loss to the Company of the 1998 Swap exceeds certain levels (the “Threshold Level”). On April 17, 2002, in connection with the partial swap breakage payment, the Company and the counterparty under the 1998 Swap agreed to reduce the Threshold Level to a nonvariable level of $20 million. Generally, once the fair value loss exceeds the Threshold Level, collateral is either posted by the Company or returned to the Company if the value of the 1998 Swap fluctuates by $2.0 million or more following a determination of value by the counterparty. The 1998 Swap was in an unrealized loss position to the Company of $14.3 million on September 30, 2002. Therefore, no collateral was required to be posted.

Capital expenditures to maintain and improve the leased properties generally will be incurred by the Company’s tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, the Company anticipates that any expenditures relating to the maintenance of leased properties for which it may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company’s liquidity may be affected adversely. The Company’s ability to borrow funds may be restricted in certain circumstances by the 2002 Credit Agreement and the Indentures. See “—Senior Notes Offering” and “—2002 Credit Agreement” below.

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

Ventas Finance is required to maintain or cause to be maintained the following reserve accounts under the CMBS Loan Agreement: (a) a debt service reserve account in an amount of $5.0 million to cover shortfalls in cash available for debt service on the CMBS Loan, (b) an imposition and insurance reserve for the payment of real property taxes and insurance premiums with respect to the CMBS Properties, and (c) a replacement reserve account in the amount of $1.58 million for the payment of the cost of capital improvements made to the CMBS Properties. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at September 30, 2002 included $5.0 million related to the debt service reserve account for the CMBS Loan.

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

The outstanding aggregate principal balance of the Tranche B Term Loan, the Tranche C Term Loan and the Revolving Credit Facility may not collectively exceed either (a) the Borrowing Base (as described below) or (b) the Total Commitments. As of September 30, 2002, the outstanding principal balance of the Tranche B Term Loan was $59.9 million and the outstanding principal balance under the Revolving Credit Facility was $102.8 million. As of September 30, 2002, there was no Tranche C Term Loan.

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

The Consolidated Leverage Ratio is generally the ratio of debt of the Company and its consolidated subsidiaries (excluding the United States Settlement, and net of unrestricted cash and cash equivalents) measured on the last day of the applicable fiscal quarter, to EBITDA of the Company and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending as of such day, as more particularly described in the 2002 Credit Agreement. The Applicable Percentage as of September 30, 2002 was based on pricing level II.

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

The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. As of September 30, 2002, the Borrowing Base was $304.3 million, and the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $162.7 million, and the remaining availability under the 2002 Credit Agreement was $141.6 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

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

The Notes are unconditionally guaranteed on a senior unsecured basis by the Company and by certain of the Company’s current and future subsidiaries as described in the Indentures (collectively, the “Guarantors”). The Notes are part of the general unsecured obligations of the Company and Ventas Realty, rank equal in right of payment with all existing and future senior obligations of the Company and Ventas Realty, and rank senior to all existing and future subordinated indebtedness of the Company and Ventas Realty. However, the Notes are effectively subordinated to all borrowings under the 2002 Credit Agreement with respect to Borrowing Base Properties and any future assets securing indebtedness under the 2002 Credit Agreement. In addition, the Notes are structurally subordinated to approximately $223 million of indebtedness relating to the CMBS Transaction that is secured by the CMBS Properties. The Issuers may redeem the Notes, in whole or in part, at any time at a redemption price equal to the principal amount, plus accrued and unpaid interest to the date of redemption and a make-whole premium as described in the Indentures.

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

Pursuant to the registration rights agreement entered into in connection with the Offering, on July 25, 2002, the Issuers and Guarantors completed an offer to exchange the Notes with a new series of notes that are registered under the Securities Act and are otherwise substantially identical to the outstanding Notes, except that certain transfer restrictions, registration rights and liquidated damages relating to the outstanding Notes do not apply to the new notes. The Company did not receive any additional proceeds in connection with the exchange offer.

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

Recent Developments Regarding Transaction with Trans Healthcare, Inc. (“THI”)

On October 3, 2002, the Company entered into commitment letters relating to an aggregate investment of $120 million with THI, a privately owned long-term care and hospital company. The proposed transaction covers approximately 27 facilities and includes a sale leaseback transaction and a loan to be made by the Company to THI, consisting of a first mortgage loan and a mezzanine loan.

The proposed transaction is expected to close in the fourth quarter of 2002. The consummation of the proposed transaction is subject to satisfaction of numerous conditions, including the satisfactory completion of due diligence and the negotiation and execution of definitive documentation. Therefore, there can be no assurance that the proposed transaction will close or, if it does, when the closing will occur.

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

The Company earns revenue by leasing its assets under leases that primarily are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. A portion of the Company’s debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See “Note 5—Borrowing Arrangements” to the Condensed Consolidated Financial Statements. The general fixed nature of the Company’s assets and the variable nature of a portion of the Company’s debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company’s lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations in connection with the 1998 Spin Off, it also entered into the 1998 Swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 2002, pursuant to the 1998 Swap the Company had a $450.0 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The notional amount of the 1998 Swap is scheduled to decline as follows:

Notional Amount	Date
$425,000,000	December 31, 2002
—	June 30, 2003

The terms of the 1998 Swap require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels (the “Threshold Level”). On April 17, 2002, in connection with the partial swap breakage payment, the Company and the counterparty under the 1998 Swap agreed to reduce the Threshold Level to a nonvariable level of $20 million. As of September 30, 2002, the 1998 Swap was in an unrealized loss position to the Company of $14.3 million; therefore no cash collateral was required to be posted. Generally, once the fair value loss exceeds the Threshold Level, collateral is either posted by the Company or returned to the Company if the value of the 1998 Swap fluctuates by $2.0 million or more following a determination of value by the counterparty. Under the 1998 Swap, if collateral must be posted, the principal amount of such collateral must equal the difference between the fair value unrealized loss of the 1998 Swap at the time of such determination and the Threshold Level. If the Company should be required to post collateral under the 1998 Swap, the Company expects to post such collateral in the form of cash from cash reserves, cash flows from operations, and/or draws from the revolving loans in the form of cash or letters of credit under the 2002 Credit Agreement. See “Note 5—Borrowing Arrangements” to the Condensed Consolidated Financial Statements.

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

At September 30, 2002, the 1998 Swap and 2003-2008 Swap were reported at their fair value of $47.6 million in liabilities in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Income. The Buy and Sell Caps are reported at their fair value of approximately $0.8 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported in the Condensed Consolidated Statement of Operations and net to zero for the nine months ended September 30, 2002.

When interest rates rise the interest rate swaps increase in fair value to the Company and when interest rates fall the interest rate swaps decline in fair value to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2002:

	1998 Swap	2003-2008 Swap	Sell Cap	Buy Cap
Notional Amount	$450,000,000	$450,000,000	$225,000,000	$225,000,000
Fair Value to the Company	(14,276,375)	(33,343,616)	(801,391)	801,391
Fair Value to the Company Reflecting Change in Interest Rates
–100 BPS	(16,264,808)	(51,742,992)	(225,819)	225,819
+100 BPS	(12,124,987)	(16,383,847)	(1,944,492)	1,944,492

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to timely alert her to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s Exchange Act filings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

4.1
Supplemental Indenture, dated as of October 11, 2002, by and among Ventas Healthcare Properties, Inc., Ventas Realty, Limited Partnership, Ventas Capital Corporation, the Company and Ventas LP Realty, L.L.C. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 16, 2002).

4.2.
Supplemental Indenture, dated as of October 11, 2002, by and among Ventas Healthcare Properties, Inc., Ventas Realty, Limited Partnership, Ventas Capital Corporation, the Company and Ventas LP Realty, L.L.C. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 16, 2002).

4.3
Letter Agreement relating to a waiver of the provisions of Article XII of the Certificate of Incorporation of the Company in favor of Cohen & Steers Management, Inc., dated October 14, 2002 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 16, 2002).

4.4
Seventh Amendment to Rights Agreement, dated as of October 14, 2002, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 8 to the Company’s Registration Statement on Form 8-A/A, filed on October 16, 2002).

10.1	Separation and Release Agreement dated July 22, 2002 by and between Ventas, Inc. and John C. Thompson

10.2
ISDA Master Agreement dated as of August 15, 2002 by and between JP Morgan Chase Bank and Ventas Realty, Limited Partnership, together with Schedule to the Master Agreement and Credit Support Annex to the Schedule to the Master Agreement

10.3	Employment Agreement dated September 18, 2002 by and between Ventas, Inc. and Raymond J. Lewis

99.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Debra A. Cafaro, acting Chief Financial Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On July 3, 2002, the Company filed a Current Report on Form 8-K announcing the resignation of John C. Thompson, an Executive Vice President of the Company.

On August 16, 2002, the Company filed a Current Report on Form 8-K announcing that its Board of Directors declared a regular quarterly dividend of $0.2375 per share, payable in cash on September 6, 2002 to stockholders of record on August 26, 2002.

On September 20, 2002, the Company filed a Current Report on Form 8-K announcing that Raymond J. Lewis, 38, has joined the Company as Senior Vice President and Chief Investment Officer, effective October 1, 2002.

On October 9, 2002, the Company filed a Current Report on Form 8-K announcing that the Company plans to invest $120 million with Trans Healthcare, Inc., a privately owned long-term care and hospital company.

On October 11, 2002, the Company filed a Current Report on Form 8-K announcing that after the close of the market on Thursday, October 10, 2002, it was advised by Kindred that Kindred expects to have increased professional liability expense and is considering withdrawal from the Florida skilled nursing market where it leases 15 facilities from the Company.

On October 16, 2002, the Company filed a Current Report on Form 8-K announcing that it, together with Ventas Healthcare Properties, Inc., a newly formed, wholly owned direct subsidiary of the Company, and certain of the Company’s other subsidiaries executed (i) a Supplemental Indenture relating to the 2009 Notes and (ii) a Supplemental Indenture relating to the 2012 Notes.

On October 16, 2002, the Company filed a Current Report on Form 8-K announcing that its Board of Directors granted a waiver (the “Waiver”) from the 9% ownership limitation provisions of Article XII of the Company’s Certification of Incorporation, as amended, to Cohen & Steers Capital Management, Inc. (“C&S”), an investment advisor registered under the Investment Advisers Act of 1940, C&S’s investment advisory clients (the “Advisory Clients”) and any other person who would constitute, along with C&S and any of the Advisory Clients, a “group” as that term is used for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (collectively, the “C&S Group”). Under the Waiver, the C&S Group may beneficially own, in the aggregate, up to 12.50%, in number of shares or value, of the common stock of the Company on the terms and subject to the conditions set forth in the Waiver. The Company also announced that, concurrently with the execution of the Waiver, the Company amended the Rights Agreement, dated as of July 20, 1993, between the Company and National City Bank, as Rights Agent, as amended (the “Rights Agreement”) to exclude the C&S Group from the definition of “Acquiring Person” under the Rights Agreement until such time as the Cohen & Steers Group becomes the Beneficial Owner of more than 12.50% of the then outstanding shares of common stock of the Company.

On October 24, 2002, the Company filed a Current Report on Form 8-K announcing that its Board of Directors declared a regular quarterly dividend of $0.2375 per share, payable in cash on January 3, 2003 to stockholders of record on December 17, 2002. Pursuant to Item 9 of such Current Report on Form 8-K, the Company also announced that Debra A. Cafaro, President and CEO, will make a presentation regarding the Company at the Thirteenth Annual CIBC World Markets Health Care Conference in New York City on Tuesday, November 5, 2002 at 2:30 p.m. Eastern Time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2002

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro Chief Executive Officer and President

By:	/S/ MARY L. SMITH
Mary L. Smith Principal Accounting Officer

CERTIFICATIONS

I, Debra A. Cafaro, the President and Chief Executive Officer of Ventas, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ventas, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/S/ DEBRA A. CAFARO
Debra A. Cafaro President and Chief Executive Officer

I, Debra A. Cafaro, the acting Chief Financial Officer of Ventas, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ventas, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/S/ DEBRA A. CAFARO
Debra A. Cafaro Acting Chief Financial Officer