Form 10-K
period 2002-12-31
VENTAS INC
filed 2003-02-26
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10989

VENTAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4360 Brownsboro Road   Suite 115  Louisville, Kentucky 40207-1642

(Address of principal executive offices)     (Zip Code)

(502) 357-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $.25 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York stock Exchange on February 18, 2003, was approximately $859.0 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2002, was approximately $848.0 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 18, 2003, there were 79,032,489 shares of the Registrant’s common stock, $.25 par value (“Common Stock”), outstanding.

Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003 to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding Ventas, Inc.’s (“Ventas” or the “Company”) and its subsidiaries’ expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from the Company’s expectations. The Company does not undertake a duty to update such forward-looking statements.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including the factors discussed in this Annual Report on Form 10-K under the heading “Business—Risk Factors.” Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the Company’s spin-off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) a downgrade in the rating of Ventas Realty, Limited Partnership’s outstanding debt securities by one or more rating agencies which could have the effect of, among other things, an increase in the cost of borrowing for the Company, (i) the ability of the Company’s operators to deliver high quality care and to attract patients, (j) the results of litigation affecting the Company, (k) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (l) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (m) the movement of interest rates and the resulting impact on the value of the Company’s interest rate swap agreements and the Company’s net worth, (n) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, including without limitation, the risk that the Company may fail to qualify as a REIT due to its ownership of common stock in Kindred, (o) the outcome of the audit being conducted by the Internal Revenue Service for the Company’s tax years ended December 31, 1997 and 1998, (p) final determination of the Company’s taxable net income for the years ending December 31, 2002 and December 31, 2003, (q) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, (r) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, particularly in the state of Florida, and the ability of Kindred and the Company’s other operators to accurately estimate the magnitude of such liabilities and (s) the value of the Company’s common stock in Kindred and the limitations on the ability of the Company to sell, transfer or otherwise dispose of its common stock in Kindred arising out of the securities laws and the registration rights agreement the Company entered into with Kindred and certain of the holders of common stock in Kindred. Many of such factors are beyond the control of the Company and its management.

Kindred Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Annual Report on Form 10-K is derived from filings made with the Commission or other publicly available information, or has been provided by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred’s public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. The Company is providing this data for informational purposes only, and the reader of this Annual Report on Form 10-K is encouraged to obtain Kindred’s publicly available filings from the Commission.

PART I

ITEM 1.     BUSINESS

BUSINESS

Overview

Ventas, Inc. (“Ventas” or the “Company”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare-related facilities. As of December 31, 2002, this portfolio consisted of 44 hospitals, 220 nursing facilities and nine other healthcare and senior housing facilities in 37 states. The Company leases these facilities to healthcare operating companies under “triple-net” or “absolute-net” leases. As of December 31, 2002, Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 210 of the Company’s nursing facilities and all but one of the Company’s hospitals. The Company also has investments relating to 25 healthcare and senior housing facilities located in Ohio and Maryland. The Company operates in one segment which consists of financing, owning and leasing healthcare-related and senior housing facilities. See the Consolidated Financial Statements and notes thereto, including “Note 2—Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K.

The Company’s business strategy is comprised of two primary objectives: diversifying its portfolio of properties and increasing its earnings. The Company intends to diversify its portfolio by operator, facility type and reimbursement source. The Company intends to invest in or acquire additional healthcare-related and/or senior housing properties, which could include hospitals, nursing centers, assisted or independent living facilities and ancillary healthcare facilities, that are operated by qualified providers in their industries.

Portfolio of Properties

The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of December 31, 2002, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments.

The following information provides an overview of the Company’s portfolio of healthcare properties and investments as of December 31, 2002:

	Year ended December 31, 2002							Number of States (c)
Portfolio by Type	# of Properties	# of Beds	Revenue (a)	Percent of 2002 Rental Revenue (a)	Investment	Percent of Investment	Investment Per Bed
	($’s in thousands)
Healthcare Property
Skilled Nursing Facilities	220	27,840	$127,892	67%	$872,173	71%	$31.3	32
Hospitals	44	3,923	60,779	32	339,458	28	86.5	20
Other Facilities	9	181	846	1	9,775	1	54.0	2

Total	273	31,944	$189,517	100%	$1,221,406	100%	$38.2	37

Other Real Estate Investments
Loan Receivable (b)	25	1,982	$995		$16,528

(a)	Includes (i) revenue of $2.5 million related to the amortization of deferred revenue recorded as a result of Ventas Realty’s receipt of Kindred Common Stock (as defined below) and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rents under the leases with Kindred and (ii) $0.2 million from subleases under the Kindred Master Leases (as defined below).

(b)	Includes interest income from the THI Senior Loan (as defined below) and THI Mezzanine Loan (as defined below) entered into on November 4, 2002. The THI Senior Loan was sold on December 27, 2002. Annualized interest on the THI Mezzanine Loan is approximately $3.0 million. The THI Mezzanine Loan is secured by a pledge of ownership interests in the entities that own the 17 skilled nursing facilities and one assisted living facility that also collateralize the THI Senior Loan, plus liens on four additional healthcare/senior housing properties, and interests in three additional assets. On December 27, 2002, the Company sold the THI Senior Loan to GE Capital Credit Corporation. See “—Recent Developments—THI Transaction” and “ —Sale of THI Senior Loan” below.
(c)	The Company has properties located in 37 states operated by five different operators.

Hospital Facilities

The Company’s hospitals generally are long-term acute care hospitals that serve medically complex, chronically ill patients. The operator of these hospitals has the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. While these patients suffer from conditions which require a high level of monitoring and specialized care, they may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital.

The Company’s one 29 bed rehabilitation hospital provides high intensity physical, respiratory, neurological, orthopedic and other treatment protocols for patients during recovery.

Nursing Facilities

The Company’s nursing facilities generally are skilled nursing facilities. In addition to the customary services provided by skilled nursing facilities, the operators of the Company’s nursing facilities typically provide rehabilitation services, including physical, occupational and speech therapies.

Other Facilities

The Company’s eight personal care facilities serve persons with acquired or traumatic brain injury. The operator of the personal care facilities provides services including supported living services, neurorehabilitation, neurobehavioral management and vocational programs. The Company owns one assisted living facility which provides residential care for the elderly, including assistance with the daily activities of living.

Other Real Estate Investments

The Company has an investment in a mezzanine loan that is secured by (1) equity pledges in entities that own and operate 17 skilled nursing facilities and one related assisted living facility located in Ohio and Maryland, (2) liens on four additional healthcare/senior living housing properties and (3) interests in three additional properties operated by the borrower. See “—Recent Developments—THI Transaction” below.

Geographic Diversification

The Company’s portfolio is broadly diversified by geographic location with rental and investment revenues from facilities with only one state comprising more than ten percent of the Company’s rental and investment revenues.

	For the year ended December 31, 2002 ($’s in thousands)
Portfolio State	Revenue(a)	Percentage
1. California	$21,745	11.5%
2. Florida	17,883	9.4
3. Massachusetts	17,766	9.4
4. Indiana	13,907	7.3
5. Kentucky	11,111	5.9
6. North Carolina	9,592	5.1
7. Illinois	8,682	4.6
8. Ohio	8,109	4.3
9. Texas	7,386	3.9
10. Wisconsin	7,244	3.8
Other (27 states)	66,092	34.8

	$189,517	100.0%

(a)	Includes (i) revenue of $2.5 million related to the amortization of deferred revenue recorded as a result of Ventas Realty’s receipt of Kindred common stock and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rents under the Kindred Master Leases (as defined below) and (ii) $0.2 million from subleases under the Kindred Master Leases.

Certificates of Need

In addition to the diversification of lease rental revenues from the geographic diversification of the portfolio, the majority of the Company’s facilities are located in states that have certificate of need (“CON”) requirements. Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. A CON, which is issued by governmental agencies with jurisdiction over healthcare facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator’s ability to expand the Company’s properties in certain circumstances.

	Revenue Percentage for the Year Ended December 31, 2002
Certificate of Need States	Skilled Nursing Facilities	Hospitals	Total
States with CON Requirement	72.6%	50.1%	65.0%
States without CON Requirement	27.4	49.9	35.0

	100.0%	100.0%	100.0%

Dependence on Kindred

For the years ended December 31, 2002 and 2001, Kindred accounted for approximately 98.4% and 98.7% of the Company’s rental revenues, respectively. The Company’s reliance on Kindred is a result of a transaction in 1998 in which the Company was separated into two publicly held corporations (the “1998 Spin Off”). A new corporation, subsequently named Vencor, Inc. (which has since been renamed Kindred Healthcare, Inc.), was formed to operate the hospital, nursing facility and ancillary services businesses, and the Company retained substantially all of the real property which it leased to Kindred.

In addition, as of December 31, 2002, the Company owned 920,814 shares of the outstanding common stock of Kindred (the “Kindred Common Stock”). The Company received shares of common stock in Kindred pursuant to the terms of Kindred’s plan of reorganization (the “Kindred Reorganization Plan”) under Chapter 11 of the U.S. Bankruptcy Code, as additional rent from Kindred.

Kindred Master Leases

The Company leases 43 of its hospitals and 210 of its nursing facilities to Kindred under five master lease agreements (the “Kindred Master Leases”). Four of the Kindred Master Leases are with Ventas Realty, and the fifth (the “Kindred CMBS Master Lease”), which relates to 40 skilled nursing facilities, is with Ventas Finance.

Each Kindred Master Lease is a “triple-net lease” or an “absolute-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Kindred Master Lease). The initial annual aggregate Base Rent was $180.7 million from May 1, 2001 to April 30, 2002. For the period from May 1, 2002 through April 30, 2004, Base Rent, payable all in cash, escalates on May 1 of each year at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Kindred Master Leases) if certain Kindred revenue parameters are met. Assuming such Kindred revenue parameters are met, Base Rent under the Kindred Master Leases will be $192.4 million from May 1, 2003 to April 30, 2004. See “Note 3—Revenues from Properties” and “Note 11—Transactions with Kindred” to the Consolidated Financial Statements.

Each Kindred Master Lease provides that beginning May 1, 2004, if Kindred refinances its senior secured indebtedness entered into in connection with the Kindred Reorganization Plan or takes other similar action (a “Kindred Refinancing”), the 3.5% annual escalator will be paid in cash. If a Kindred Refinancing has not occurred, then beginning on May 1, 2004 and continuing until the occurrence of a Kindred Refinancing, the Base Rent will be comprised of (a) Current Rent (as defined in the Kindred Master Leases) payable in cash which will escalate annually by an amount equal to 2% of Prior Period Base Rent, and (b) an additional annual non-cash accrued escalator amount of 1.5% of the Prior Period Base Rent.

There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. Properties are renewable only in bundles. All properties within a bundle have primary terms ranging from 10 to 15 years commencing May 1, 1998, plus renewal options totaling fifteen years.

The Company has a one time right to reset the rents under the Kindred Master Leases (the “Reset Right”), exercisable during a one-year period commencing July 19, 2006 by notice given on or after January 20, 2006 on a Kindred Master Lease by Kindred Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. The Reset Right under the Kindred CMBS Master Lease can only be exercised in conjunction with the exercise of the Reset Right under Master Lease No. 1. The Company cannot exercise the Reset Right under the Kindred CMBS Master Lease without the prior written consent of the CMBS Lender if, as a result of such reset, the aggregate rent payable for the CMBS Properties would decrease. See “Risk Factors—Risks Arising from the Company’s Business—The Company is dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with the Company could significantly harm the Company and its ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to continue to quality as a REIT.”

Recent Developments

Kindred’s Increased Professional Liability Expense in Florida

On October 10, 2002, Kindred announced that it will record a substantial increase in costs related to professional liability claims, primarily claims related to skilled nursing facility operations conducted in Florida.

The annual cash rent from the 15 Florida skilled nursing facilities the Company leases to Kindred in Florida is approximately $8.5 million, which constitutes approximately 4.6% of the total $186.0 million in annualized rent payable to the Company by Kindred. The Company believes that under the terms of its leases with Kindred, Kindred is not entitled to abandon the leased properties, reduce the rent, or receive other concessions based on the increases in professional liability costs.

On December 11, 2002, Kindred publicly announced that it had entered into a non-binding letter of intent with Senior Health Management, LLC (“Senior Health Management”) to transfer the operations of Kindred’s 18 skilled nursing facilities in Florida, including the 15 skilled nursing facilities in Florida that Kindred leases from the Company, and to sublease the Company’s 15 facilities to Senior Health Management or its designee. The announcement indicated that consummation of the proposed transaction is subject to a number of material closing conditions, including approval from Kindred’s lenders and regulatory and governmental approvals. Kindred stated that the lease payments under the proposed subleases would be equal to the lease payments under the primary leases and that Kindred will remain a primary obligor under the applicable lease with the Company.

Based on the information available to the Company, the Company believes its consent is required for the proposed sublease of the 15 skilled nursing facilities by Kindred. However, in its December 11, 2002 announcement, Kindred stated, among other things, that it has the ability to sublease 12 of the skilled nursing facilities in Florida without the Company’s consent and that the Company’s consent cannot be unreasonably withheld on the remaining 3 skilled nursing facilities in Florida. Kindred further stated that if the Company improperly interferes with the completion of the proposed transaction, it will seek appropriate legal remedies against the Company as well as damages for the continuing losses it is sustaining with respect to these facilities. The Company believes that it has the right to consent to the proposed sublease of the 15 skilled nursing facilities in Florida held by Kindred, and intends to defend vigorously any legal actions arising out of its withholding of such consent. However, there can be no assurance as to what the outcome of any such action on the part of Kindred might be or the ultimate effects it might have on the Company’s financial condition, results of operations, or the share price of the Company’s common stock.

The Company has been discussing strategic alternatives regarding the skilled nursing facilities in Florida with Kindred. The Company currently intends to work with Kindred to permit it to exit the Florida skilled nursing facility market on terms acceptable to the Company. The Company is evaluating its alternatives in the event no agreement is reached with Kindred, including the initiation of legal proceedings. However, there can be no assurance as to the outcome of the Company’s discussions with Kindred or when or if any exit by Kindred from the Florida skilled nursing facility market will occur.

As a result of Kindred’s October 10, 2002 announcement of its increased costs in Florida and other events, the market value of the Kindred Common Stock has declined substantially from $34.1 million as of September 30, 2002 to approximately $16.7 million as of December 31, 2002. The Company’s investment in Kindred Common Stock is classified as available for sale in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Kindred Common Stock is measured and reported on the Company’s balance sheet at fair value. The Company’s unrealized gains and losses on the Kindred Common Stock are reported as a component of Accumulated Other Comprehensive Income on the Company’s balance sheet.

THI Transaction

On November 4, 2002, the Company, through its wholly owned subsidiary Ventas Realty, completed a $120.0 million transaction (the “THI Transaction”) with Trans Healthcare, Inc., a privately owned long-term care and hospital company (“THI”). The THI Transaction was structured as a $53.0 million sale leaseback transaction (the “THI Sale Leaseback”) and a $67.0 million loan (the “THI Loan”), comprised of a first mortgage loan (the “THI Senior Loan”) and a mezzanine loan (the “THI Mezzanine Loan”). Following a sale of the THI Senior Loan in December 2002 (see below) the Company’s investment in THI was $70.0 million.

As part of the THI Sale Leaseback, Ventas Realty purchased 5 properties and is leasing them back to THI under a “triple-net” master lease (the “THI Master Lease”). The properties subject to the THI Sale Leaseback are four skilled nursing facilities and one Care Campus that is comprised of one skilled nursing facility, one rehabilitation hospital, and one assisted living facility. Three of the properties are located in Maryland and two are located in Ohio. These properties contain a total of 770 beds. The THI Master Lease, which has an initial term of ten years, provides for annual base rent of $5.9 million. The THI Master Lease provides that if THI meets specified revenue parameters, annual base rent will escalate each year by the greater of (i) three percent or (ii) 50% of the consumer price index.

The THI Senior Loan, with an outstanding balance of approximately $50.0 million on December 27, 2002, is secured by 17 skilled nursing facilities and one related assisted living facility. Fourteen of these properties are located in Ohio and four are located in Maryland. These properties contain a total of 1,402 beds. The THI Senior Loan bears interest at LIBOR plus 367 basis points, inclusive of upfront fees (with a LIBOR floor of three percent). The THI Senior Loan matures in three years, and THI holds options to exercise two one-year extensions upon satisfaction of certain conditions.

The THI Mezzanine Loan, with a current principal balance of approximately $17.0 million, bears interest, inclusive of upfront fees, of 18% per annum and is secured by equity pledges in THI and certain of its subsidiaries that own and operate the 18 facilities that also collateralize the THI Senior Loan, liens on four additional healthcare/senior housing properties, and interests in three additional properties operated by THI. The THI Transaction collectively covers a total of 32 facilities: 18 skilled nursing facilities, four assisted living facilities, and one rehabilitation hospital containing 1,546 beds in Ohio; and nine skilled nursing facilities containing 1,206 beds in Maryland. Annualized interest on the THI Mezzanine Loan is expected to be approximately $3.0 million. The Company funded the transaction by drawing on its revolving credit facility under its Second Amended and Restated Credit, Security and Guaranty Agreement, dated as of April 17, 2002 (the “2002 Credit Agreement”).

Sale of THI Senior Loan

On December 27, 2002, the Company sold the THI Senior Loan to GE Capital Credit Corporation (“GECC”), generating net proceeds of $49.0 million, recognizing a small gain as a result of the sale.

Liquidity

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Regarding Liquidity” in this Annual Report on Form 10-K for a discussion of the Company’s 2002 Credit Agreement, Senior Notes Offering and Equity Offering.

Competition

The Company competes for real property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Many of the Company’s competitors are significantly larger and have greater financial resources and lower cost of capital than the Company. The Company’s ability to compete successfully for real property investments will be determined by numerous factors, including the ability of the Company to identify suitable acquisition or investment targets, the ability of the Company to negotiate acceptable terms for any such acquisition, the availability and cost of capital to the Company. See “Risk Factors—Risks Arising From the Company’s Business—The Company may encounter certain risks and financing constraints when implementing its business strategy to pursue investments in, and/or acquisitions or development of, healthcare-related and/or senior housing properties” and “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

The operators of the Company’s properties compete on a local and regional basis with other healthcare operators. The ability of the Company’s operators to compete successfully for patients at the Company’s facilities depends upon several factors, including the quality of care at the facility, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant effect on the Company’s operators to compete successfully for patients for the properties. See “Risk Factors—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on the Company’s tenants.”

Employees

As of December 31, 2002, the Company had 20 full-time employees and three part-time employees. The Company considers its relationship with its employees to be good.

Insurance

The Company maintains and/or requires in its leases that its tenants maintain liability and casualty insurance on its assets and operations. Under the Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at the related facilities. See “—Dependence on Kindred—Kindred Master Leases” and “—Recent Developments—Kindred’s Increased Professional Liability Expense in Florida.” There can be no assurance that Kindred and the Company’s other tenants will maintain such insurance and any failure by Kindred or the Company’s other tenants to do so could have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company and on the Company’s ability to service its indebtedness and its obligations under the United States Settlement (as defined in “Note 11—Transactions with Kindred—Settlement of United States Claims” to the Consolidated Financial Statements) and on the Company’s ability to make distributions to its stockholders as required to continue to qualify as a REIT (a “Material Adverse Effect”). The Company believes that Kindred and its other tenants are in substantial compliance with the insurance requirements contained in their respective leases with the Company.

The Company believes that the amount and coverage of its insurance protection is customary for similarly situated companies in its industry. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of insurance coverage.

Due to the increase in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums for such insurance coverage has increased dramatically. As a result, many healthcare operators may incur large funded and unfunded professional liability expense, which could have a material adverse effect on the liquidity, financial condition and results of operations of the healthcare providers. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with insurance programs that provide less insurance coverage. Therefore, there can be no assurance that the Company’s tenants will continue to carry the insurance coverage required under the terms of the Company’s leases, or that the Company will continue to require the same levels of insurance under its leases.

Additional Information

The Company maintains a website at www.ventasreit.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and the Company’s web address is included as an inactive textual reference only.

The Company makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Commission.

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of the Company’s properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by the Company’s operators and tenants can be changed by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by the operators of the Company’s properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

The operators of the Company’s properties are subject to other extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services and billing for services. These laws authorize periodic inspections and investigations, and identification of deficiencies that, if not corrected, can result in sanctions that include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of the Company’s properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Certificates of Need

Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. A CON is issued by governmental agencies with jurisdiction over healthcare facilities and is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator’s ability to expand the Company’s properties in certain circumstances.

In the event that any operator of the Company’s properties fails to make rental payments to the Company or to comply with the applicable healthcare regulations, and, in either case, such operators or their lenders fail to cure the default prior to the expiration of the applicable cure period, the ability of the Company to evict that operator and substitute another operator or operators may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on the Company’s ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. In addition, the Company may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

Fraud and Abuse

Federal anti-kickback laws codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Laws”) prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Anti-kickback Laws include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. In the ordinary course of its business, the operators of the Company’s properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the United States Department of Health and Human Services (“HHS”) periodically has issued regulations that describe some of the conduct and business relationships permissible under the Anti-kickback Laws (“Safe Harbors”). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbor’s criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

The Balanced Budget Act of 1997 (“Budget Act”) also provides a number of additional anti-fraud and abuse provisions. The Budget Act contains new civil monetary penalties for an operator’s violation of the Anti-kickback Laws and imposes an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. The Budget Act also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for operators convicted of a prior healthcare offense.

The operators of the Company’s properties also are subject to the Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. In the absence of an applicable exception, the Stark Law prohibits referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements. The Stark Law’s self-referral prohibition includes inpatient and outpatient hospital services. Many states have adopted or are considering legislative proposals similar to the federal referral prohibition, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. A violation of such laws and regulations could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

Government investigations and enforcement of healthcare laws has increased dramatically over the past several years and is expected to continue. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which became effective January 1, 1997, greatly expanded the definition of healthcare fraud and related offenses and broadened the scope to include private healthcare plans in addition to government payors. HIPAA also greatly increased funding for the Department of Justice, the Federal Bureau of Investigation and the Office of the Inspector General to audit, investigate and prosecute suspected healthcare fraud. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients and nurses and other employees.

Long-Term Acute Care Hospitals

Substantially all of the Company’s hospitals are operated as long-term acute care hospitals (“LTACs”), which are hospitals that have an average length of stay greater than 25 days. In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by the

United States Department of Health and Human Services (“HHS”) relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site certification surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) or other recognized accreditation organizations. A loss of certification could adversely affect a hospital’s ability to receive payments from Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with the Company. See “—Healthcare Reform.”

Skilled Nursing Facilities

The operators of the Company’s nursing facilities generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing facilities. See “—Healthcare Reform.”

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Budget Act, which contained extensive changes to the Medicare and Medicaid programs, including substantial reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and skilled nursing facilities (“SNFs”), implementation of the Budget Act resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the Budget Act also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the Budget Act.

Medicare Reimbursement; Skilled Nursing Facilities

The Budget Act established a prospective payment system for skilled nursing facilities (“SNF PPS”). Under the SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational therapy, speech therapy and certain covered drugs.

Under the SNF PPS, per diem payments are made to nursing home facilities for each resident. Upon the expiration of the three-year transition period, these per diem payments were fully transitioned into the federal SNF PPS rates. During the transition period, payments were based on a blended rate that uses both a facility-specific rate and the federal rate. As a result of SNF PPS, Medicare payments to SNFs dropped by 12.5% in 1999. Although there has been some payment relief (as described below), certain of the payment relief provisions have expired and there can be no assurance that the current reimbursement levels under the SNF PPS will continue or be sufficient to permit the Company’s operators to satisfy their obligations, including payment of rent under their leases with the Company.

In response to widespread healthcare industry concern about the effects of the Budget Act, the federal government enacted the Balanced Budget Refinement Act of 1999 (“Refinement Act”) on November 29, 1999. The Refinement Act did not enact any fundamental changes in the Medicare system, but rather reversed or delayed some of the reductions in Medicare payment increases mandated by the Budget Act. It was estimated that in the four to five fiscal years after its enactment, the Refinement Act would return to healthcare providers approximately $16 billion of the $115 billion the Budget Act was expected to cut from increases to the Medicare program. Specific providers who received relief under the Refinement Act included SNFs, which received temporary (effective April 1, 2000 to October 1, 2000) per diem payment increases for certain high cost patients, and outpatient rehabilitation therapy providers, which received a 2-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient.

Passed in December 2000, the Benefits Improvement and Protection Act of 2000 (“BIPA”) provided a certain degree of relief from the projected impact of the Budget Act. Specifically, BIPA modified the impact of the Refinement Act on SNF PPS payment rates, as implemented by the Final Refinement Act Rule, in several important ways. First, BIPA revised the annual market basket update factor upward from “market basket—1%” to (a) “market basket” in federal fiscal year 2001, and (b) “market basket— 0.5%” in federal fiscal years 2002 and 2003. Second, BIPA temporarily increased the nursing component of the federal SNF PPS rate by 16.66%, from April 1, 2001 through September 30, 2002. Third, BIPA increased the per diem reimbursement rates for fourteen rehabilitation-related patient categories groups by 6.7%, from April 1, 2001 until such time as case-mix refinements are implemented pursuant to the Refinement Act. Finally, BIPA and the Refinement Act extended the moratorium on the annual therapy cap to December 31, 2002, although the Centers for Medicare and Medicaid Services (“CMS”) subsequently delayed implementation of the annual therapy cap until July 1, 2003.

Under the Medicare provisions of the Refinement Act and BIPA, SNFs received a 20% increase in the per diem reimbursement rates for certain medically complex patient categories and a 6.7% increase to the per diem reimbursement rates for 14 rehabilitation-related patient categories. Under applicable law, however, the 6.7% add-on for rehabilitation patients and the 20% add-on for medically complex patients is to expire when CMS implements certain refinements to the SNF PPS. On April 23, 2002, HHS indicated that CMS will not implement these refinements for federal fiscal year 2003. As a result, at this time the 6.7% increase and the 20% add-on will be retained. In addition, the President’s proposed 2003 budget acknowledges that the funding for the 6.7% increase and the 20% add-on will continue until at least the end of fiscal year 2004. However, there can be no assurance that the funding for the 6.7% increase or the 20% add-on will continue through at least the end of fiscal year 2004. The 16.66% temporary increase in the nursing component of the federal SNF PPS rate and the 4% temporary add-on for all patient categories provided under the Refinement Act and BIPA expired on September 30, 2002.

On July 31, 2002, CMS published the SNF payment rates for the 2003 federal fiscal year. Under the update, SNFs receive a 2.6% increase in Medicare payments for the 2003 federal fiscal year. According to CMS, this increase will result in nearly $400 million more in annual payments to nursing facilities. The update also incorporates HHS’s April 23, 2002 decision to leave in place for the present time the current case-mix classification. This decision will, according to CMS, result in nursing homes continuing to receive an estimated $1 billion in temporary add-on payments in the 2003 federal fiscal year.

The 2.6% increase is offset, however, by the expiration of the 16.66% temporary increase in the nursing component of the federal SNF PPS rate and the 4% temporary add-on for all patient categories discussed above. CMS states that the expiration of these two temporary add-ons will result in a decrease in SNF payments of about $1.4 billion for the 2003 federal fiscal year. According to CMS, the combined effect of the 2.6% increase under the 2003 Payment Update and the expiration of the two temporary add-ons is an estimated net decrease of $1 billion in nursing facility payments for the 2003 federal fiscal year.

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of the Company’s properties. Moreover, rising Medicaid costs and decreasing state revenues caused by current economic conditions have prompted an increasing number of states to consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of the Company’s properties.

On March 25, 1999, legislation was passed that prevents nursing facility operators that decide to withdraw from the Medicaid program from evicting or transferring patients who are residents as of the effective date of withdrawal, and who rely on Medicaid to cover their long-term care expenses. In addition, the Budget Act repealed the “Boren Amendment” federal payment standard for Medicaid payments to hospitals and nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for these providers.

CMS also has promulgated a final regulation (“Final Regulation”) to restrict the “upper-payment limit loophole” in Medicaid. The Final Regulation revises a provision of a prior regulation published on January 12, 2001 that allowed states to make overall payments to public non-state government owned or operated hospitals of up to 150% of the estimated amount that would be paid under Medicare for the same services. Under the Final Regulation, these payments are limited to 100% of estimated Medicare payments, which is the limit for all other hospitals. The resulting effect of the Final Regulation is that states may implement rate or service cuts to providers (including SNFs) to compensate for reduced federal funding. According to CMS, the Final Regulation became effective on May 15, 2002. The Company cannot predict the impact of the Final Regulation on the Company’s tenants and operators.

In early 2003, many states announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to SNF providers. It is premature to assess whether significant Medicaid rate freezes or cuts will be adopted, and if so, by how many states or the impact of such action on the Company’s operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on the Company’s operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The Budget Act also affected the payments made to LTACs by reducing the amount of reimbursement for incentive payments established pursuant to the Tax Equity and Fiscal Responsibility Act of 1982, for capital expenditures and bad debts, and for services to certain patients transferred from an acute care hospital. In addition, the Budget Act for the first time imposed a national ceiling limitation or “national cap” on payments that may be made in each category of hospitals exempt from a prospective payment system. LTACs previously constituted one such category. The Budget Act, however, mandated the creation of a prospective payment system for LTACs (“LTAC PPS”), which became effective on October 1, 2002 for LTAC cost report periods commencing on or after October 1, 2002.

Pursuant to the Budget Act and the Medicare provisions of the Refinement Act and BIPA, LTACs are transitioning to LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs.

Once fully transitioned to LTAC PPS, LTACs will no longer be reimbursed on a reasonable cost basis that reflects costs incurred, but rather on a predetermined rate. Under LTAC PPS, payment for a Medicare beneficiary is made at a predetermined, per discharge amount for each of 510 patient categories, adjusted for differences in area wage levels. LTAC PPS includes payment for all inpatient operating and capital costs of furnishing covered services (including routine and ancillary services), but not certain pass through costs, which include bad debts, direct medical education, and blood clotting factors. Unlike the prospective payment system for inpatient acute care hospitals, LTAC PPS makes no adjustments for geographic reclassification, disproportionate share of low-income patients, rural location, or indirect medical education.

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

Nursing Home Quality Initiative

In 2002 HHS launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. If the operators of the Company’s properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators adversely affected, the operators’ ability to make rental payments to the Company could be adversely affected, which, in turn, could have a Material Adverse Effect on the Company.

There can be no assurance that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company’s operators and tenants which could have a material adverse effect on their ability to make rental payments to the Company which, in turn, could have a Material Adverse Effect on the Company.

Environmental Regulation

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property from which there is a release or threatened release of hazardous or toxic substances or an entity that arranges for the disposal or treatment of hazardous or toxic substances at a disposal site may be held jointly and severally liable for the cost of removal or remediation of certain hazardous or toxic substances that could be located on, in or under such property or other affected property. Such laws and regulations often impose liability whether or not the owner, operator or otherwise responsible party knew of, or caused the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial, and the liability of a responsible party as to any property is generally not limited under such laws and regulations and could exceed the property’s value and the aggregate assets of the liable party. The presence of these substances or failure to remediate such substances properly also may adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. In connection with the ownership and leasing of the Company’s properties, the Company could be liable for these costs as well as certain other costs, including governmental fines and injuries to person or properties or natural resources. In addition, owners and operators of real property are liable for the costs of complying with environmental, health, and safety laws, ordinances and regulations and can be subjected to penalties for failure to comply. Such ongoing compliance costs and penalties for non-compliance can be substantial. Changes to existing or the adoption of new environmental, health, and safety laws, ordinances, and regulations could substantially increase an owner’s or operator’s environmental, health, and safety compliance costs and/or associated liabilities. Environmental, health, and safety laws, ordinances, and regulations potentially affecting the Company address a wide variety of topics, including, but not limited to, asbestos, polychlorinated biphenyls (“PCBs”), fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. The Company is generally indemnified by the current operators of its properties for contamination caused by such operators. Under the Kindred Master Leases, Kindred has agreed to indemnify the Company against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the commencement date of the lease term for the applicable leased property. Kindred also has agreed to indemnify the Company against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate, on or after the commencement date of the lease term for the applicable leased property (including as a result of migration from adjacent properties not owned or operated by the Company or any of its affiliates other than Kindred and its direct affiliates). There can be no assurance that Kindred or another operator will have the financial capability or the willingness to satisfy any such environmental claims. See “Risk Factors—Risks Arising from the Company’s Business—The Company is dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with the Company could significantly harm the Company and its ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to continue to qualify as a REIT.” If Kindred or another operator is unable or unwilling to satisfy such claims, the Company may be required to satisfy the claims. The Company has agreed to indemnify Kindred against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the lease term for the applicable leased property.

See “Risk Factors—If any of the Company’s properties are found to be contaminated, or if the Company becomes involved in any environmental disputes, the Company could incur substantial liabilities and costs.”

The Company did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances, and regulations in 2002 and does not expect that it will have to make any such material capital expenditures during 2003.

FEDERAL INCOME TAX CONSIDERATIONS

The discussion of “Federal Income Tax Considerations” set forth herein is not exhaustive of all possible tax considerations and is not tax advice. Moreover, this summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder’s circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Internal Revenue Code of 1986, as amended (the “Code”), such as insurance companies, financial institutions and broker-dealers. The Code provisions governing the federal income tax treatment of REITs are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, possibly retroactively.

Federal Income Taxation of the Company

The Company elected REIT status beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for federal income tax purposes for the year ended December 31, 2003 and subsequent years. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on net income that it currently distributes to stockholders. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation.

Notwithstanding its qualification as a REIT, the Company will be subject to federal income tax on any undistributed taxable income, including undistributed net capital gains at regular corporate rates. In addition, the Company will be subject to a 4% excise tax if it does not satisfy specific REIT distribution requirements. See “—Requirements for Qualification—Annual Distribution Requirements.” The Company may be subject to the “alternative minimum tax” on its undistributed items of tax preference. If the Company has (i) net income from the sale or other disposition of “foreclosure property” (see below) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. See “—Requirements for Qualification—Asset Tests.” In addition, if the Company has net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax.

The Company may also be subject to “Built-in Gains Tax” on any appreciated asset that it owns or acquires that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate level tax). The Company owns appreciated assets that it held on January 1, 1999, the effective date of its REIT election. These assets are subject to the Built-in Gain Tax rules because the Company was a taxable C corporation prior to January 1, 1999. If the Company disposes of any of these assets and the Company recognizes gain on the disposition of such asset during the 10-year period (the “Recognition Period”), then, the Company generally will be subject to regular corporate income tax on the gain equal to the lower of (a) the recognized gain at the time of the disposition or (b) the Built-in Gain in that asset as of January 1, 1999. The total amount of gain on which the Company can be taxed under the Built-in Gain Rules is limited to its net built-in gain at the time it became a REIT, i.e., the excess of the aggregate fair market value of its assets at the time it became a REIT over the adjusted tax bases of those assets at that time. Some but not all of such capital gains realized would be offset by the amount of any available capital loss carryforwards (which expire December 31, 2003). In connection with the sale of any assets, all or a portion of such gain could be treated as ordinary income instead of capital gain and be subject to taxation and/or the minimum REIT distribution requirements.

See “—Requirements for Qualification” below for other circumstances in which the Company may be required to pay federal taxes.

Requirements for Qualification

To continue to qualify as a REIT, the Company must continue to meet the requirements discussed below, relating to the Company’s organization, sources of income, nature of assets and distributions of income to stockholders.

Organizational Requirements

The Code defines a REIT as a corporation, trust or association (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year (the “100 Shareholder Rule”); (vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the “5/50 Rule”); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service (“IRS”) that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets.

The Company believes that it has satisfied the organizational requirements and believes it will continue to do so in the future. In order to prevent a concentration of ownership of the Company’s stock that would cause the Company to fail the 5/50 Rule or the 100 Shareholder Rule, the Company has placed certain restrictions on the transfer of its shares that are intended to prevent further concentration of share ownership. However, such restrictions may not prevent the Company from failing to meet these requirements, and thereby failing to qualify as a REIT.

In addition, to qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. The Company believes that at December 31, 1999 it did not have any accumulated earnings and profits that are attributable to periods during which the Company was not a REIT, although the IRS would be entitled to challenge that determination.

Gross Income Tests

To continue to qualify as a REIT, the Company must satisfy two annual gross income requirements. First, at least 75% of the Company’s gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including pledges of equity interest in certain entities holding real property and also including “rents from real property” (defined below)) and, in certain circumstances, interest on certain types of temporary investment income. Second, at least 95% of the Company’s gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing. To qualify as rents from real property for the purpose of satisfying the gross income tests, rental payments must generally be received from unrelated persons and not be based on the net income of the tenant. Also, the rent attributable to personal property must not exceed 15% of the total rent. Further, the Company generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an “independent contractor” who is adequately compensated and from whom the Company derives no income (a demimimis exception is allowed for noncustomary services provided by the Company if the annual value of does not exceed 1% of the gross income derived from the property).

Amounts received from a tenant will not qualify as “rents from real property” if the Company, or an owner of 10% or more of the Company, directly or constructively is deemed to own 10% or more of the ownership interests in the tenant (a “Related Party Tenant”).

The Company does not believe that it has, and does not anticipate that it will in the future, (i) charged/charge rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of receipts or sales consistent with the rule described above), (ii) derived/derive rent attributable to personal property leased in connection with real property that exceeds 15% of the total rents, (iii) derived/derive rent attributable to a Related Party Tenant, or (iv) provided/provide any noncustomary services to tenants other than through qualifying independent contractors, except as permitted by the 1% de minimis exception or to the extent that the amount of resulting nonqualifying income would not cause the Company to fail to satisfy the 95% and 75% gross income tests. The Company believes it has been and will continue to be in compliance with the gross income tests. However, there can be no assurance that the Company is or will continue to be in compliance with the gross income tests.

If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless continue to qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions generally will be available if the Company’s failure to meet such tests was due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return and any incorrect information on the schedules was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. Even if these relief provisions were to apply, a 100% tax would be imposed with respect to the excess net income.

Asset Tests

At the close of each quarter of its taxable year, the Company must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of the Company’s total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” or, in cases where the Company raises new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following the Company’s receipt of such capital (the “75% asset test”). The term “real estate asset” includes interests in real property, interests in mortgages on real property to the extent the mortgage balance does not exceed the value of the associated real property, and shares of other REITs. For purposes of the 75% asset test, the term “interest in real property” includes an interest in land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold in real property and an option to acquire real property (or a leasehold in real property). Second, of the investments not included in the 75% asset class, the value of any one issuer’s debt and equity securities owned by the Company (other than the Company’s interest in any entity classified as a partnership for federal income tax purposes, the stock of a Taxable REIT Subsidiary (as defined below) or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of the Company’s total assets (the “5% asset test”), and the Company may not own more than 10% of any one issuer’s outstanding voting securities or 10% of the value of any one issuer’s outstanding securities, subject to limited “safe harbor” exceptions for certain straight debt obligations (except for the Company’s ownership interest in an entity that is disregarded for federal income tax purposes, that is classified as a partnership for federal income tax purposes or that is the stock of a qualified REIT subsidiary) (the “10% securities test”). In addition, no more than 20% of the value of the Company’s assets can be represented by securities of Taxable REIT Subsidiaries.

If the Company should fail to satisfy the asset tests at the end of a calendar quarter except for its first calendar quarter, such a failure would not cause it to fail to qualify as a REIT or to lose its REIT status if (i) it satisfied all of the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of the Company’s assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by an acquisition of nonqualifying assets. If the condition described in clause (ii) of the preceding sentence were not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose. The Company intends to maintain adequate records of the value of its assets to ensure compliance with the asset tests and to take such other actions as may be required to comply with those tests.

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

Related Party Tenant

The Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company’s rental revenues. Under the Kindred Reorganization Plan, Ventas Realty received 1,498,500 shares of Kindred Common Stock on the Kindred Effective Date. Under the Code, if the Company owns 10% or more of any class of Kindred’s issued and outstanding voting securities or 10% or more of the value of any class of Kindred’s issued and outstanding securities (previously defined as the “10% securities test”), Kindred would be a Related Party Tenant. As a Related Party Tenant, the Company’s rental revenue from Kindred would not qualify as “rents from real property” and the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test. The Company’s loss of REIT status would have a Material Adverse Effect on the Company.

Since the Kindred Effective Date, Ventas Realty has disposed of 577,686 shares of its Kindred Common Stock. As of December 31, 2002, the Company owned 920,814 shares of Kindred Common Stock or not more than 5.2% of the 17,648,857 issued and outstanding shares of Kindred. Based upon applicable tax authorities and decisions and advice from the IRS, the Company believes that for purposes of the 10% securities test, its ownership percentage in Kindred has been and will continue to be less than 9.99%.

A number of safeguards are in place to reduce the risk of the Company’s violation of the 10% securities test as a result of its ownership of Kindred common stock. While the Company believes that these safeguards are adequate, there can be no assurances that such safeguards will be adequate to prevent the Company from violating the 10% securities test. If the Company should ever violate the 10% securities test, the Company would lose its status as a REIT which would have a Material Adverse Effect on the Company.

Foreclosure Property

The foreclosure property rules permit the Company (by the Company’s election) to foreclose or repossess properties without being disqualified as a result of receiving income that does not qualify under the gross income tests; however, a corporate tax is imposed upon net income from “foreclosure property” that is not otherwise “good REIT” income. Detailed rules specify the calculation of the tax. The after tax amount increases the amount the REIT must distribute each year.

“Foreclosure property” includes any real property and any personal property incident to such real property acquired by bid at foreclosure or by agreement or process of law after there was a default or a default was imminent on the leased property. However, for qualified healthcare properties, the Company is permitted to terminate leases other than by reason of default or imminent default. During a 90-day grace period, the Company may operate the foreclosed property without an “independent contractor” or qualifying lessee. The 90-day grace period will begin on the date the Company acquires possession of the property.

To maintain foreclosure property treatment after the 90 day grace period, the Company must cause the property to be managed by an “independent contractor” (from whom the Company derives or receives no income) or lease the property pursuant to a lease qualifying as a true lease for income tax purposes to an unrelated third party. Ownership of the tenant must not be attributed to the Company in violation of the related tenant rule of Section 856(d)(2)(B) (relating to 10% or more owned tenants). If the property is leased to a third party under a true lease, the foreclosure property rules are not then relevant.

Foreclosure property treatment will end on the first day on which the REIT enters into a lease of the property that will give rise to income that is not good rental income under Section 856(c)(3). In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building, or other improvement more than 10 percent complete before default became imminent). Foreclosure property treatment is available for an initial period of three years and may be extended up to six years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may be extended up to six years.

Taxable REIT Subsidiaries

The Company is permitted to own up to 100% of a “taxable REIT subsidiary” or a “TRS”. Tax legislation implemented TRS Rules to allow REITs to have greater flexibility in engaging in activities, which previously had been prohibited by REIT rules. TRSs are corporations subject to tax as a regular “C” corporation. Generally, a taxable REIT subsidiary can own assets that cannot be owned by a REIT and can perform otherwise impermissible tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) which would otherwise disqualify the REIT’s rental income under the REIT income tests. In enacting the taxable REIT subsidiary rules, Congress intended that the arrangements between a REIT and its taxable REIT subsidiaries be structured to ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. As a result, there are certain limits on the ability of a taxable REIT subsidiary to deduct interest payments made to the Company. In addition, the Company will be obligated to pay a 100% penalty tax on some payments that it receives or on certain expenses deducted by the taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s tenants and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties.

On March 26, 2002, the Company formed a taxable REIT subsidiary, Ventas Capital Corporation, a Delaware corporation. On November 8, 2002, the Company formed another taxable REIT subsidiary, Ventas TRS, LLC, a Delaware limited liability company. Both companies are owned 100% by Ventas Realty Limited Partnership. As of December 31, 2002, neither Ventas Capital Corporation nor Ventas TRS, LLC owns any assets of the Company.

Annual Distribution Requirements

In order to be taxed as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (i) the sum of (A) 90% of the Company’s “REIT taxable income” (computed without regard to the dividends paid deduction and its net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 90%, but less than 100%, of its “REIT taxable income,” as adjusted, it will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. If any taxes are paid in connection with the Built-In Gain Rules, these taxes will be deductible in computing REIT taxable income. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than long-term capital gain the Company elects to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

The Company believes it has satisfied the annual distribution requirements for the year of its REIT election and each year thereafter. However, there can be no assurance that the Company has satisfied the distribution requirements for the year of its REIT election and subsequent years. Although the Company intends to continue meeting the annual distribution requirements to qualify as a REIT for federal income tax purposes for the year ended December 31, 2003 and subsequent years, it is possible that economic, market, legal, tax or other considerations may limit the Company’s ability to meet such requirements. As a result, if it were not able to meet the annual distribution requirement, it would fail to qualify as a REIT.

Annual Record Keeping Requirements

In its first taxable year in which it qualifies as a REIT and thereafter, the Company is required to maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding shares. The Company believes that it has complied with these requirements for all REIT tax years. The Company will be subject to a penalty of $25,000 ($50,000 for intentional violations) for any year in which it does not comply with the rules.

Failure to Continue to Qualify

If the Company’s election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests), the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates except to the extent of net operating loss and capital loss carryforwards. Distributions to stockholders will not be deductible by the Company, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. In addition, the Company would be prohibited from re-electing REIT status for the four taxable years following the year during which the Company ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is impossible to predict whether the Company would be entitled to such statutory relief.

Taxation of U.S. Stockholders

As used herein, the term “U.S. Stockholder” means a holder of the Company’s Common Stock that for U.S. federal income tax purposes is (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created or organized in or under the laws of the United States or of any political subdivision thereof, (iii) an estate whose income from sources without the United States is includible in gross income for U.S. federal income tax purposes regardless of its connection with the conduct of a trade or business within the United States or (iv) any trust with respect to which (A) a U.S. court is able to exercise primary supervision over the administration of such trust and (B) one or more U.S. persons have the authority to control all substantial decisions of the trust.

As long as the Company qualifies as a REIT, distributions made to the Company’s taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by such U.S. Stockholders as ordinary income and will not be eligible for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a capital gain (to the extent such distributions do not exceed the Company’s actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. The tax rates applicable to such capital gains are discussed below. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder’s shares, such distributions will be included in income as capital gains assuming the shares are capital assets in the hands of the stockholder. The tax rate applicable to such capital gain will depend on the stockholder’s holding period for the shares. In addition, any distribution declared by the Company in October, November or December of any year and payable to a stockholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the distribution is actually paid by the Company during January of the following calendar year.

If the Company should become a closely held REIT, any person owning at least 10% (by vote or value) of the Company is required to accelerate the recognition of year-end dividends attributable to the Company, for purposes of such person’s estimated tax payments. A closely held REIT is defined as one in which at least 50% (by vote or value) is owned by five or fewer persons. Attribution rules apply to determine ownership.

The Company may elect to treat all or a part of its undistributed net capital gain as if it had been distributed to its stockholders (including for purposes of the 4% excise tax discussed above under “Requirements for Qualification—Annual Distribution Requirements”). If the Company should make such an election, the Company’s stockholders would be required to include in their income as long-term capital gain their proportionate share of the Company’s undistributed net capital gain, as designated by the Company. Each such stockholder would be deemed to have paid its proportionate share of the income tax imposed on the Company with respect to such undistributed net capital gain, and this amount would be credited or refunded to the stockholder. In addition, the tax basis of the stockholder’s shares would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on the Company with respect to such gains.

Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company. Instead, such losses would be carried over by the Company for potential offset against its future income (subject to certain limitations). Taxable distributions from the Company and gain from the disposition of the Common Stock will not be treated as passive activity income and, therefore, stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from the Company generally will be treated as investment income for purposes of the investment interest limitations. Capital gains from the disposition of the shares (or distributions treated as such) will be treated as investment income only if the stockholder so elects, in which case such capital gains will be taxed at ordinary income rates. The Company will notify stockholders after the close of the Company’s taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain.

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

For non-corporate taxpayers, the tax rate differential between capital gain and ordinary income may be significant. The highest marginal individual income tax rate applicable to ordinary income is 38.6% for 2002. Any capital gain generally will be taxed to a non-corporate taxpayer at a maximum rate of 20% with respect to capital assets held for more than one year. The tax rates applicable to ordinary income apply to gain attributable to the sale or exchange of capital assets held for one year or less. In the case of capital gain attributable to the sale or exchange of certain real property held for more than one year, an amount of such gain equal to the amount of all prior depreciation deductions not otherwise required to be taxed as ordinary depreciation recapture income will be taxed at a maximum rate of 25%. With respect to distributions designated by a REIT as capital gain dividends (including deemed distributions of retained capital gains), the REIT also may designate (subject to certain limits) whether the dividend is taxable to non-corporate stockholders as a 20% rate gain distribution or an unrecaptured depreciation distribution taxed at a 25% rate.

The characterization of income as capital or ordinary may affect the deductibility of capital losses. Capital losses not offset by capital gains may be deducted against a non-corporate taxpayer’s ordinary income only up to a maximum annual amount of $3,000. Non-corporate taxpayers may carry forward their unused capital losses. All net capital gain of a corporate taxpayer is subject to tax at ordinary corporate rates. A corporate taxpayer can deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.

Treatment of Tax-Exempt Stockholders

Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income (UBTI). While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by the Company to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the Common Stock with debt, a portion of its income from the Company will constitute UBTI pursuant to the “debt-financed property” rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally will require them to characterize distributions from the Company as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10% of the Company’s stock is required to treat a percentage of the dividends from the Company as UBTI (the “UBTI Percentage”). The UBTI Percentage is the gross income, less related direct expenses, derived by the Company from an unrelated trade or business (determined as if the Company were a pension trust) divided by the gross income, less related direct expenses, of the Company for the year in which the dividends are paid. The UBTI rule applies to a pension trust holding more than 10% of the Company’s stock only if (i) the UBTI Percentage is at least 5%, (ii) the Company qualifies as a REIT by reason of the modification of the 5/50 Rule that allows the beneficiaries of the pension trust to be treated as holding shares of the Company in proportion to their actuarial interests in the pension trust and (iii) either (A) one pension trust owns more than 25% of the value of the Company’s stock or (B) a group of pension trusts individually holding more than 10% of the value of the Company’s stock collectively own more than 50% of the value of the Company’s stock.

Special Tax Considerations for Non-U.S. Stockholders

The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders (collectively, “Non-U.S. Stockholders”) are complex, and no attempt will be made herein to provide more than a summary of such rules. Non-U.S. stockholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to their ownership of the Common Stock, including any reporting requirements.

For purposes of this discussion, the term “Non-U.S. Stockholder” does not include any foreign stockholder whose investment in the Company’s stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, will be subject to United States federal income tax with respect to its investment in the Company’s stock in the same manner as a U.S. Stockholder is taxed (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax,” unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.

Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by the Company of U.S. real property interests and are not designated by the Company as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of current or accumulated earnings and profits of the Company. Such distributions ordinarily will be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of current and accumulated earnings and profits of the Company will not be taxable to a stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

For any year in which the Company qualifies as a REIT, distributions that are attributable to gain from sales or exchanges by the Company of U.S. real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. business. Non-U.S. Stockholders thus would be taxed at the normal capital gain rates applicable to U.S. Stockholders (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA also may be subject to 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to treaty relief or exemption.

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

For so long as the Common Stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to United States federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain will be subject to a 30% tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of the Common Stock (as outstanding from time to time) or owned shares of another class of stock of the Company that represented value greater than 5% of the Common Stock (measured at the time such shares were acquired).

In general, the sale or other taxable disposition of the Common Stock by a Five Percent Non-U.S. Stockholder (as defined below) also will not be subject to United States federal income tax if the Company is a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the relevant testing date, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders (taking into account those persons required to include the Company’s dividends in income for United States federal income tax purposes). Although the Company believes that it currently qualifies as a “domestically controlled REIT,” because the Common Stock is publicly traded, no assurance can be given that the Company will qualify as a domestically controlled REIT at any time in the future. If the Company does not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder will be taxable in the same manner as a U.S. Stockholder with respect to gain on the sale of the Common Stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

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

U.S. Stockholders should consult their own tax advisors regarding their qualifications for an exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. Stockholder will be allowed as a credit against the U.S. Stockholder’s United States federal income tax liability and may entitle the U.S. Stockholder to a refund, provided that the required information is furnished to the IRS.

Backup withholding tax and information reporting generally will not apply to distributions paid to Non-U.S. Stockholders outside the United States that are treated as (i) dividends subject to the 30% (or lower treaty rate) withholding tax discussed above, (ii) capital gain dividends or (iii) distributions attributable to gain from the sale or exchange by the Company of U.S. real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of the Common Stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of the Common Stock by a foreign office of a broker that (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or (iii) is a “controlled foreign corporation” for United States tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A Non-U.S. Stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

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

RISK FACTORS

The Company’s business, operations and financial condition are subject to various risks. This section does not describe all risks applicable to the Company, its industry or its business, and it is intended only as a summary of certain material factors. If any of the following risks actually occur, the Company could be materially and adversely affected.

The Company has grouped these risk factors into three general categories:

•	Risks arising from its business;

•	Risks arising from its capital structure; and

•	Risks arising from its status as a REIT.

Risks Arising from the Company’s Business

The Company is dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with the Company could significantly harm the Company and its ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to continue to qualify as a REIT.

The Company is dependent on Kindred in a number of ways:

•	The Company leases substantially all of its properties to Kindred under the Kindred Master Leases, and therefore:

•	Kindred is the primary source of the Company’s rental income, accounting for approximately 98.4% of the Company’s rental income in 2002; and

•	since the Kindred Master Leases are triple-net leases, it depends on Kindred to pay for insurance, taxes, utilities and maintenance and repair expenses required in connection with the leased properties.

•	In connection with the 1998 Spin Off, Kindred assumed, and agreed to indemnify the Company for, the following:

•	all obligations under third-party leases and third-party contracts, except for those contracts relating to the Company’s ownership of its properties;

•	all losses, including costs and expenses, resulting from future claims and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the spin off; and

•	any claims that were pending at the time of the 1998 Spin Off and that arose out of the ownership or operation of the healthcare operations or were asserted after the 1998 Spin Off and that arise out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off.

•	The failure of Kindred to make three consecutive payments of rent under any of the Kindred Master Leases constitutes an “event of default” under the 2002 Credit Agreement.

•	The Company owns 920,814 shares of Kindred Common Stock.

Although Kindred emerged from bankruptcy on April 20, 2001, there can be no assurance that Kindred will have sufficient assets, income and access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with the Company. In addition, any failure by Kindred to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Any inability or unwillingness on the part of Kindred to satisfy its obligations under its agreements with the Company could have a Material Adverse Effect on the Company. See “Business–Dependence on Kindred.”

The Company may be unable to find another lessee or operator for its properties if it has to replace Kindred or its other operators.

The Company may have to find another lessee/operator for the properties covered by one or more of the Kindred Master Leases or its other operators upon the expiration of the terms of the applicable lease or upon a default by Kindred or its other operators. During any period that the Company is attempting to locate one or more lessee/operators there could be a decrease or cessation of rental payments by Kindred or its other operators. There can be no assurance that the Company will be able to locate another suitable lessee/operator or, if the Company is successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. The Company’s ability to locate another suitable lessee/operator and/or evict the existing operator or operators may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a Material Adverse Effect on the Company and/or materially delay or impact the Company’s ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. In addition, the Company may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

The Company may encounter certain risks when implementing its business strategy to pursue investments in, and/or acquisitions or development of, healthcare-related and/or senior housing properties.

The Company intends to pursue investments in, and/or acquisitions or development of, additional healthcare-related or other properties, subject to the contractual restrictions contained in the indentures (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes Offering”) and the 2002 Credit Agreement. Acquisitions of and investments in such properties entail general investment risks associated with any real estate investments, including risks that investments will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate, and the inability of the lessee/operator to meet performance expectations. The Company does not presently contemplate any development projects, although if it were to pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion. In addition, the Company may borrow to finance any investments in, and/or acquisition or development of, healthcare-related or other properties, which would increase its leverage.

The Company may acquire independent living facilities, specialty hospitals and other healthcare-related properties not currently in the Company’s portfolio and the Company has less experience evaluating and monitoring such properties.

The Company may compete for acquisition or investment opportunities with entities that have substantially greater financial resources than it has. The Company’s ability to compete successfully for such opportunities is affected by many factors, including its cost of obtaining debt and equity capital at rates comparable to or better than its competitors. Competition generally may reduce the number of suitable acquisition or investment opportunities available to the Company and increase the bargaining power of property owners seeking to sell, thereby impeding its acquisitions, investment or development activities. See “Business—Competition.”

Even if the Company is successful at identifying and competing for acquisition or investment opportunities, such opportunities involve a number of risks, including diversion of management’s attention, the risk that the value of the properties the Company acquires or invests in could decrease substantially after such acquisition or investment and the risk that the Company will not be able to accurately assess the value of properties that are not of the type it currently owns, some or all of which could have a Material Adverse Effect on the Company.

Additionally, if the Company is successful in implementing its business strategy to pursue investments in, and/or acquisitions or development of, healthcare-related and/or senior housing properties, the Company may have numerous operators of its properties. Historically, substantially all of the Company’s properties have been operated by a single operator, Kindred. There can be no assurance that the Company would have the capabilities to successfully monitor and manage a portfolio of properties with multiple operators.

The Company is subject to the risks associated with investment in a single industry: the heavily regulated healthcare industry.

All of the Company’s investments are in properties used in the healthcare industry; therefore the Company is exposed to risks associated with the healthcare industry in particular. The healthcare industry is highly regulated and changes in government regulation have in the past had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. There can be no assurance that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including its lessees. Moreover, the Company’s ability to invest in non-healthcare non-senior housing related properties is restricted by the terms of the 2002 Credit Agreement. See “Governmental Regulation—Healthcare Regulation.”

The Company’s tenants, including Kindred, may be adversely affected by increasing healthcare regulation and enforcement.

The Company believes that the regulatory environment surrounding the long-term care industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred.

The extensive federal, state and local laws and regulations affecting the healthcare industry include, but are not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Federal and state governments have intensified enforcement policies, resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation.” If Kindred and the Company’s other tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Kindred and the Company’s other tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In addition, as part of the settlement agreement Kindred entered into with the federal government, it agreed to comply with the terms of a corporate integrity agreement. Kindred could incur additional expenses in complying with the corporate integrity agreement, and its failure to comply with the corporate integrity agreement could have a material adverse effect on Kindred’s results of operations, financial condition and its ability to make rental payments to the Company, which, in turn, could have a Material Adverse Effect on the Company.

The Company is unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on Kindred and the Company’s other operators, which, in turn, could have a Material Adverse Effect on the Company.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on the Company’s tenants.

Kindred and the Company’s other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. See “Governmental

Regulation—Healthcare Regulation.” There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. In addition, private third-party payors have continued their efforts to control healthcare costs. There can be no assurance that adequate reimbursement levels will be available for services to be provided by Kindred and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators and other tenants, which, in turn, could have a Material Adverse Effect on the Company.

There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as Kindred. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional LTACs. There are a number of legislative proposals currently under consideration, including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. In addition, private third-party payors have continued their efforts to control healthcare costs. There can be no assurance that adequate reimbursement levels will be available for services to be provided by Kindred and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators and other tenants, which, in turn, could have a Material Adverse Effect. See “Governmental Regulation—Healthcare Regulation.”

Significant legal actions, particularly in the State of Florida, could subject Kindred and the Company’s other operators to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect Kindred’s and the Company’s other operators’ liquidity, financial condition and results of operation.

Kindred and the Company’s other operators have experienced substantial increases in both the number and size of patient care liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorneys’ fees. In the State of Florida, where Kindred operates 15 of the Company’s skilled nursing facilities and six of the Company’s hospitals, general liability and professional liability costs for nursing centers have increased substantially and become increasingly difficult to estimate. Kindred has announced its intention to withdraw from the Florida SNF market and to sublease its interests to a third party. The Company and Kindred are currently not in agreement as to the terms, if any, on which Kindred may undertake such a sublease. See “Business—Recent Developments—Kindred’s Increased Professional Liability Expense in Florida.”

Due to the increase in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums on such insurance coverage have increased dramatically. As a result, Kindred’s and the Company’s other operators’ insurance coverage might not cover all claims against them or continue to be available to them at a reasonable cost. If Kindred or the Company’s other operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

Kindred insures its professional liability risks in part through a wholly-owned, limited purpose insurance company. The limited purpose insurance company insures initial losses up to specified coverage levels per occurrence with no aggregate coverage limit. Coverage for losses in excess of those per occurrence levels is maintained through unaffiliated commercial insurance carriers up to an aggregate limit. The limited purpose insurance company then insures all claims in excess of the aggregate limit for the unaffiliated commercial insurance carriers. Kindred maintains general liability insurance and professional malpractice liability insurance in amounts and with deductibles which Kindred management has indicated that it believes are sufficient for its operations.

Operators that insure their professional liability risks through their own captive limited purpose entities generally estimate the future cost of professional liability through actuarial studies which rely primarily on historical data. However, due to the increase in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims and there can be no assurance that such operators’ reserves for future claims will be adequate to cover the actual cost of such claims. If the actual cost of such claims are significantly higher than the operators’ reserves, it could have a material adverse effect on the liquidity, financial condition and results of operation of the operator and their ability to make rental payments to the Company, which in turn, could have a Material Adverse Effect on the Company.

A downgrade of the Company’s credit ratings may have a material adverse effect.

The Company has a Ba3 senior debt rating from Moody’s Investors Service and a BB- corporate credit rating from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. In October 2002, Moody’s placed the Company’s credit ratings, including those of Ventas Realty and its other rated subsidiaries under review for possible downgrade. Factors that may influence a rating agency’s determination of its credit rating include, but are not limited to, the Company’s success in raising sufficient equity capital, its capital structure, its level of indebtedness and pending or future changes in the regulatory framework applicable to its tenants or its industry. Any downgrade of the Company’s credit ratings could make it more difficult or more expensive for the Company to incur additional indebtedness and adversely affect the value of its common stock. There can be no assurance that the Company’s credit ratings will not be downgraded in the future.

Kindred and the Company’s other operators may be sued under a federal whistleblower statute.

Kindred and the Company’s other operators may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Government Regulation—Healthcare Regulation.” These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any such lawsuits were to be brought against Kindred and the Company’s other operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a Material Adverse Effect on the liquidity, financial condition and results of operation of Kindred and the Company’s other operators and their ability to make rental payments to the Company, which, in turn, could have a Material Adverse Effect.

If any of the Company’s properties are found to be contaminated, or if the Company becomes involved in any environmental disputes, the Company could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. While the Company is generally indemnified by the current operators of the Company’s properties for contamination caused by such operators, such indemnities may not adequately cover all environmental costs. “Government Regulation—Environmental Regulation.”

Risks Arising from the Company’s Capital Structure

The Company is highly leveraged.

As of December 31, 2002, the Company had approximately $707.7 million of indebtedness, approximately an additional $44.0 million of obligations under the United States Settlement, and approximately $185.3 million in additional borrowings available under the Company’s credit facility. The Indentures permit the Company to incur substantial additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness may have the following consequences:

•	the requirement that a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of debt service, thus reducing the funds available for the Company’s business strategy and for distributions to stockholders;

•	potential limits on the Company’s ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate and/or healthcare sectors;

•	a potential impairment of the Company’s ability to obtain additional financing for the its business strategy; and

•	a downgrade in the rating of the Company’s debt securities by one or more rating agencies which could have the effect of, among other things, increasing the cost of its borrowing.

The Company may be unable to raise additional capital necessary to implement its business plan and to meet the Company’s debt payments and obligations under the United States Settlement.

In order to implement the Company’s business plan and to meet its debt payments and obligations under the United States Settlement, the Company may need to raise additional capital. The Company’s ability to incur additional indebtedness is restricted by the terms of the Indentures and the 2002 Credit Agreement. In addition, adverse economic conditions could cause the terms on which the Company can obtain additional borrowings to become unfavorable. In such circumstances, the Company may be required to raise additional equity in the capital markets or liquidate one or more investments in properties at times that may not permit realization of the maximum return on the investments and that could result in adverse tax consequences to the Company. In addition, certain healthcare regulations may constrain the Company’s ability to sell assets. There can be no assurance that the Company will be able to meet its debt service obligations or its obligations under the United States Settlement and the failure to do so could have a Material Adverse Effect on the Company.

The Company hedges floating-rate debt with interest rate swaps and may record charges associated with the termination or change in value of these interest-swaps.

The Company has interest rate swaps that hedge interest payment obligations on floating-rate debt. The Company periodically assess its interest rate swaps in relation to its outstanding balances of floating-rate debt, and based on such assessments may terminate portions of its swaps or enter into additional swaps. Termination of swaps with accrued losses, or changes in the value of swaps as a result of falling interest rates, would result in changes to the Company’s earnings and net worth, which could be significant.

Risks Arising from the Company’s Status as a REIT

Loss of the Company’s status as a REIT would have significant adverse consequences to the Company and the value of its common stock.

If the Company loses its status as a REIT, it will face serious tax consequences that will substantially reduce the funds available for distribution to its stockholders for each of the years involved because:

•	the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	the Company also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless the Company is entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified.

In addition, if the Company fails to qualify as a REIT, all distributions to stockholders would be subject to tax as ordinary income (but corporate distributees may be eligible for the dividends received deduction) to the extent of its current and accumulated earnings and profits, and the Company will not be required to make distributions to stockholders.

As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to implement its business strategy and would adversely affect the value of the Company’s common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company’s control may affect its ability to remain qualified as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect the Company’s investors or its ability to remain qualified as a REIT for tax purposes. Although the Company believes that it qualifies as a REIT, there can be no assurance that it will continue to qualify or remain qualified as a REIT for tax purposes.

See “Federal Income Tax Considerations—Federal Income Taxation of the Company” and “—Requirements for Qualification.”

The 90% distribution requirement will decrease the Company’s liquidity and may limit its ability to engage in otherwise beneficial transactions.

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, the Company must make distributions to its stockholders. See “Federal Income Tax Considerations—Federal Income Taxation of the Company—Requirements for Qualification as a REIT—Distribution Requirements for REIT Qualification.” The terms of the Indentures permit the Company to make annual distributions to its stockholders in an amount equal to the minimum amount necessary to maintain its REIT status so long as its ratio of Debt to Adjusted Total Assets (as defined in the Indentures) does not exceed 60% and to make additional distributions if the Company passes certain other financial tests.

Although the Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the REIT distribution requirement, it is possible that from time to time the Company may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses on the one hand and the inclusion of that income and deduction of those expenses in arriving at its taxable income. In addition, nondeductible expenses such as principal amortization or repayments or capital expenditures in excess of noncash deductions may also cause the Company to fail to have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement.

These distributions may limit the Company’s ability to rely upon rental payments from its properties or subsequently acquired properties to finance investments, acquisitions or new developments.

In the event that timing differences or other cash needs occur, the Company may find it necessary to borrow funds, issue additional equity securities (although there can be no assurance that it will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities (including Kindred Common Stock) or engage in a transaction intended to enable the Company to meet the REIT distribution requirements. This may require the Company to raise additional capital to meet its obligations; however, see “Risk Factors—Risks Arising from the Company’s Capital Structure—the Company may be unable to raise additional capital necessary to implement its business plan and to meet its debt payments and its obligations under the United States Settlement.” The terms of the Indentures and the 2002 Credit Agreement restrict the Company’s ability to engage in some of these transactions.

The Company may still be subject to corporate level taxes.

Following the Company’s REIT election, the Company is considered to be a former C corporation for income tax purposes. Therefore, potentially, the Company remains subject to corporate level taxes for any asset dispositions occurring between January 1, 1999 and December 31, 2008. The IRS is currently reviewing the Company’s federal tax returns for tax years ended December 31, 1997 and 1998 and may also review its federal tax returns for subsequent years. On January 16, 2003, the Company agreed to a revised IRS Revenue Agent’s report quantifying the examination findings in connection with the 1997 and 1998 income tax periods. This report concluded that, pending final review by the Joint Committee of Taxation, the Company does not owe any additional taxes, and is entitled to an additional refund of $1.2 million, for the period in question. If received, this $1.2 million would be deposited into a joint tax escrow account between the Company and Kindred. The revised report is under review by the Joint Committee of Taxation. Until the review of the Joint Committee of Taxation is final, however, there can be no assurance as to the ultimate outcome of these matters or whether that outcome will have a Material Adverse Effect on the Company.

If there are any resulting tax liabilities for the tax years ended December 31, 1997 and 1998, the Company intends to use the net operating loss (“NOL”) carryforwards, if any (including the NOL carryforwards that were utilized to offset its federal income tax liability for 1999 and 2000), to satisfy those tax liabilities. If the tax liabilities exceed the amount of NOL carryforwards, then the Company will use the escrowed amounts under the Tax Refund Escrow Agreement with Kindred (“Tax Refund Escrow Agreement”) to satisfy the remaining tax liabilities. As of December 31, 2002, $29 million was escrowed under the Tax Refund Escrow Agreement. To the extent that NOL carryforwards and escrowed amounts are not sufficient to satisfy the tax liabilities, Kindred has indemnified the Company for specific tax liabilities and Kindred has assumed these obligations. There can be no assurance that the NOL carryforwards and the escrowed amounts will be sufficient to satisfy these liabilities, that Kindred has any obligation to indemnify the Company for particular tax liabilities, that Kindred will have sufficient financial means to enable it to satisfy its indemnity obligations under the Tax Refund Escrow Agreement or that Kindred will continue to honor its indemnification obligations.

The Company may jeopardize its REIT status if it violates the 10% securities test or the 5% asset test because of the value of the Kindred common stock.

The Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company’s rental income. Under Kindred’s plan of reorganization, the Company received 1,498,500 shares of Kindred common stock on April 20, 2001 as future rent. As of December 31, 2002 the Company owned 920,814 shares of Kindred Common Stock. If the Company violated or violates the 10% securities test described under the heading “Business—Federal Income Taxation Considerations,” Kindred would be a related party tenant and consequently, the rents from Kindred would not qualify as “rents from real property” under the tax code. As a result, the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test also described under the heading “Business—Federal Income Taxation Considerations.”

In addition, if the Company’s shares of Kindred common stock exceed 10% of the voting power or value of Kindred’s outstanding stock or if the value of its shares of Kindred common stock exceeds 5% of the value of its total assets at the end of the quarter in which the Company received the Kindred Common Stock or at the end of any subsequent quarter (except where such excess in subsequent quarters is caused by value fluctuations of the

Company’s various investments and not by the acquisition or disposition of assets), the Company would violate the 10% securities test or the 5% asset test. Consequently, the Company would lose its REIT status unless it cured the violation in a timely manner under the applicable provisions of the Code. There can be no assurance that relief for such a violation would be available. See “Business—Federal Income Taxation Considerations.”

President Bush’s proposed tax cut could adversely affect the price of the Company’s common stock.

President Bush has proposed a tax reduction package that would, among other things, reduce the double taxation of non-REIT corporate dividends. If the double taxation of corporate dividends were to be eliminated or reduced, certain of the relative tax advantages of being a REIT would be eliminated or reduced, which may have an adverse affect on the price of the Company’s common stock. This adverse affect may take place prior to the adoption of any tax cut based on the market’s perception of the likelihood of implementation of such a provision.

ITEM 2.    PROPERTIES

The Company believes that it has a diversified portfolio of healthcare facilities in terms of geography and the healthcare services provided at such facilities. The Company believes that the geographic diversity of the properties makes the portfolio less susceptible to adverse changes in state regulation and regional economic downturns. The long-term acute care hospitals owned or ground leased by the Company primarily provide long-term acute care to medically complex, chronically ill patients, covering approximately 3,894 beds in 43 hospitals as of December 31, 2002. The Company’s one 29 bed rehabilitation hospital provides high intensity physical, respiratory, neurological, orthopedic and other treatment protocols for patients during recovery. The nursing facilities owned or ground leased by the Company are leading providers of rehabilitation services, including physical, occupational and speech therapies, and care for patients with Alzheimer’s disease, covering approximately 27,840 beds in 220 nursing facilities as of December 31, 2002. The other nine facilities owned by the Company include eight personal care facilities and one assisted living facility which provide services including assisted living, neurorehabilitation, neurobehavioral management and vocational programs, covering approximately 181 beds as of December 31, 2002.

The Company leases its corporate offices in Louisville, Kentucky and Chicago, Illinois.

The following table sets forth information for each of the Kindred Master Leases and the facilities leased thereunder. The chart also includes under the heading “Other Facilities” those properties under leases with non-Kindred lessees. Ventas Realty has granted mortgage liens on certain of its properties to secure borrowings under the 2002 Credit Agreement. Ventas Finance granted mortgage liens on all of the properties covered by the Kindred CMBS Master Lease as security for the indebtedness under the CMBS Loan Agreement.

	Skilled Nursing		Hospital		Other Facilities	Beds
	Facilities	Licensed Beds	Facilities	Licensed Beds
Master Lease 1	43	4,793	17	1,532	—	—
Master Lease 2	45	5,800	9	960	—	—
Master Lease 3	38	4,888	9	725	—	—
Master Lease 4	44	5,733	8	677	—	—
CMBS Master Lease	40	5,654	—	—	—	—

Total All Kindred Facilities	210	26,868	43	3,894	—	—
Other Facilities	10	972	1	29	9	181

Total All Facilities	220	27,840	44	3,923	9	181

The following table sets forth the number and type of facilities owned by the Company for each state in which the Company owns property:

	Number of Facilities
State	Skilled Nursing Facility	Hospital	Other Facilities	Total
Alabama	3	—	—	3
Arizona	5	2	—	7
California	11	6	—	17
Colorado	4	1	—	5
Connecticut	8	—	—	8
Florida	15	6	—	21
Georgia	5	—	—	5
Idaho	8	—	—	8
Illinois	—	4	—	4
Indiana	15	2	—	17
Kentucky	12	1	—	13
Louisiana	—	1	—	1
Maine	10	—	—	10
Maryland	3	—	—	3
Massachusetts	31	2	—	33
Michigan	3	2	—	5
Minnesota	1	1	—	2
Missouri	—	2	—	2
Montana	2	—	—	2
Nebraska	1	—	—	1
Nevada	2	1	—	3
New Hampshire	3	—	—	3
New Mexico	—	1	—	1
North Carolina	19	1	—	20
Oklahoma	—	1	—	1
Ohio	14	1	1	16
Oregon	2	—	—	2
Pennsylvania	1	2	—	3
Rhode Island	2	—	—	2
Tennessee	4	1	—	5
Texas	1	6	8	15
Utah	5	—	—	5
Vermont	1	—	—	1
Virginia	4	—	—	4
Washington	9	—	—	9
Wisconsin	12	—	—	12
Wyoming	4	—	—	4

	220	44	9	273

Other Real Estate Investments

The Company’s $17.0 million THI Mezzanine Loan is secured by (1) equity pledges in THI and certain of its subsidiaries that own and operate 17 skilled nursing facilities and one related assisted living facility located in Ohio and Maryland, (2) liens on four additional healthcare/senior living housing properties and (3) interests in three additional properties operated by THI.

ITEM 3.    LEGAL PROCEEDINGS

Reference is made to “Note 14—Litigation” to the Consolidated Financial Statements for a description of certain legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading Symbol: – VTR

Stock Exchange Listing

The Company’s common stock, $0.25 par value, is listed and traded on the New York Stock Exchange (“NYSE”).

Stockholders

As of February 18, 2003, there were 79,032,489 shares of Common Stock outstanding and approximately 3,457 stockholders of record.

Stock Performance

The prices in the table below for the calendar quarters indicated since the first quarter of 2001 represent the high and low sales prices for the Common Stock as reported on the NYSE.

Calendar Quarter	Sales Price of Common Stock
	High	Low
2001
First Quarter 2001	$8.62	$5.5625
Second Quarter 2001	11.02	8.50
Third Quarter 2001	12.85	10.14
Fourth Quarter 2001	12.80	10.75

2002
First Quarter 2002	$12.90	$11.54
Second Quarter 2002	13.54	12.65
Third Quarter 2002	13.41	11.56
Fourth Quarter 2002	13.70	10.12

2003
First Quarter 2003 (through February 18, 2003)	$11.70	$11.20

Dividend Policy

Aggregate dividends of $0.95 per share were paid in cash for the year ended December 31, 2002 in equal quarterly installments of $0.2375 per share. Aggregate distributions equaling $0.92 per share were paid for the year ended December 31, 2001. A cash dividend of $0.22 per share was paid for the first, second and third quarters of the year ended December 31, 2001. A quarterly dividend of $0.22 per share and a special dividend of $0.04 per share were paid in the first quarter of 2002 for the 2001 tax year through a distribution of approximately $824,000 in cash and 334,886 shares of Kindred Common Stock.

As previously announced, we expect to pay total dividends to our stockholders for 2003 at the annual rate of $1.07 per share, consistent with our intention to distribute 100% or more of our taxable net income to its stockholders (the “Distribution Policy”). In accordance with the Distribution Policy, the Company declared the first quarterly dividend for 2003 of $0.2675 per share on February 21, 2003, which dividend will be paid in cash on March 17, 2003 to stockholders of record on March 4, 2003. The Company expects that dividends for 2003 will continue to be paid quarterly, in cash, although the Company could choose to pay dividends by distributing a combination of cash and other property or securities, including the Kindred Common Stock.

A number of factors are considered by the Company’s Board of Directors when making the final determination regarding the frequency and amount of the Company’s dividends. These decisions regarding dividends are normally made at least quarterly. Therefore, there can be no assurance that the Company will maintain this Distribution Policy. Please refer to the Cautionary Statements and Risk Factors contained elsewhere in this Annual Report on Form 10-K for a description of other factors that may affect its Distribution Policy.

The Company’s stockholders may reinvest all or a portion of any cash distribution on their shares of the Company’s common stock by participating in the Company’s Distribution Reinvestment and Stock Purchase Plan.

Executive Officer 10b5-1 Plans

In August of 2002, each of Debra A. Cafaro and T. Richard Riney entered into written 10b5-1 sales plans for estate and financial planning purposes. As of December 31, 2002, Ms. Cafaro’s sales plan provided for the future sale of up to 433,361 shares of our common stock, solely upon the exercise of options owned by Ms. Cafaro which have a weighted average exercise price of $6.13. As of January 31, 2003, Ms. Cafaro owned an additional 719,837 shares of the Company’s common stock that are not subject to any sales plans. As of December 31, 2002, Mr. Riney’s sales plan provided for the future sale of up to 162,500 shares of our common stock, solely upon the exercise of options owned by Mr. Riney which have a weighted average exercise price of $6.24. As of January 31, 2002, Mr. Riney owned an additional 269,047 shares of the Company’s common stock that are not subject to any sales plans. Ms. Cafaro’s and Mr. Riney’s plans both expire at the end of 2003.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data with respect to the Company should be read in conjunction with the Company’s Consolidated Financial Statements which are included in this Annual Report on Form 10-K.

	For the Years ended December 31,				For the Period from May 1, 1998 to December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Operating Data
Rental Income	$189,517	$183,329	$228,569	$224,405	$147,136
Gain on sale of Kindred common stock	5,014	15,425	—	—	—
General and administrative and other expenses	12,913	14,902	20,781	21,566	5,697
United States Settlement	—	—	96,493	—	—
Interest expense (including swap ineffectiveness)	78,374	86,175	93,570	87,124	58,337
Interest on United States Settlement	5,461	4,592	—	—	—
Loss on uncollectible amounts due from tenants	—	—	47,394	33,829	—
Discontinued operations	23,831	681	1,283	1,673	1,503
Income (loss) before extraordinary loss	76,783	51,888	(61,245)	42,535	34,809
Net income (loss)	65,706	50,566	(65,452)	42,535	26,758

Per Share Data
Income (loss) per common share before discontinued operations and extraordinary loss, Basic	$0.76	$0.75	$(0.92)	$0.60	$0.49
Net income (loss) per common share, Basic	0.95	0.74	(0.96)	0.63	0.39
Net income (loss) per common share, Diluted	0.93	0.73	(0.96)	0.63	0.39
Dividends declared per common share	0.95	0.92	0.91	0.39	—

Other Data:
Net cash provided by operating activities	$116,385	$79,893	$85,338	$103,580	$86,757
Net cash provided by (used in) investing activities	(34,140)	2,760	5,359	371	(908)
Net cash provided by (used in) financing activities	(98,386)	(151,458)	(142,890)	35,305	(85,511)
FFO[1]	95,160	93,502	76,479	85,023	84,660
Normalized FFO[2]	95,553	78,077	76,479	85,023	84,660
Weighted average shares outstanding, Basic	69,336	68,409	68,010	67,754	67,681
Weighted average shares outstanding, Diluted	70,290	69,363	68,131	67,989	67,865

Balance Sheet Data
Real estate investments, net	$828,802	$806,336	$848,545	$894,791	$939,460
Cash and cash equivalents	2,455	18,596	87,401	139,594	338
Kindred common stock	16,713	55,118	—	—	—
Total assets	895,780	941,859	981,145	1,071,199	959,706
Senior Notes payable and other debt	707,709	848,368	886,385	974,247	931,127
United States Settlement	43,992	54,747	96,493	—	—

[1]	The Company considers funds from operation (“FFO”) an appropriate measure of performance of an equity REIT and the Company uses the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with accounting principles generally accepted in the United Sates (“GAAP”)), excluding gains (or losses) from sales of real estate property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is FFO indicative of sufficient cash flow to fund all of the Company’s needs.

[2]	Normalized FFO excludes the gain on sale of Kindred Common Stock and the net loss on the swap breakage as follows for the years ended December 31,:

	2002	2001
FFO	$95,160	$93,502
Gain on Sale of Kindred Common Stock	(5,014)	(15,425)
Net loss on swap breakage	5,407	—

	$95,553	$78,077

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Legal Contingencies

The Company is currently involved in certain legal proceedings. The Consolidated Financial Statements do not reflect any reserves with respect to such legal proceedings.

As described further in Note 14 to the Consolidated Financial Statements, litigation and other matters arose from the Company’s operations prior to the time of the Company’s spin-off of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) on May 1, 1998 (the “1998 Spin Off”) or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the agreements entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy (the “1998 Spin Agreements”), Kindred agreed to assume the defense, on behalf of the Company, of certain defined claims. Kindred is presently defending the Company in these matters as required under the 1998 Spin Agreements, however, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations. A change in Kindred’s ability to perform under these commitments could have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company and on the Company’s ability to service its indebtedness and its obligations under the United States Settlement and on the Company’s ability to make distributions to its stockholders as required to continue to qualify as a REIT (a “Material Adverse Effect”).

The Company is also involved in other litigation as further described in Note 14 to the Consolidated Financial Statements. It is the opinion of management that the disposition of such matters will not have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions in incorrect, such matters could have a Material Adverse Effect on the Company.

Income Taxes

The Internal Revenue Service (“IRS”) is currently reviewing the federal income tax returns of the Company for tax years ending December 31, 1997 and 1998. The IRS may challenge the Company’s entitlement to capital loss and net operating loss carryforwards (“NOL Carryforwards”). To the extent such NOL Carryforwards and escrow amounts under a tax refund escrow agreement (“Tax Refund Escrow Agreement”) between the Company and Kindred are not sufficient to satisfy such liabilities, if any, Kindred has indemnified the Company for certain, but not all of the tax liabilities under a tax allocation agreement between the Company and Kindred (the “Tax Allocation Agreement”). There can be no assurances as to the ultimate outcome of these matters with the IRS or whether such outcome will have a Material Adverse Effect on the Company. Additionally, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement.

On January 16, 2003, the Company agreed to a revised IRS Revenue Agent’s report quantifying the examination findings in connection with the 1997 and 1998 income tax periods. This report concluded that, pending final review by the Joint Committee of Taxation, the Company does not owe any additional taxes, and is entitled to an additional refund of $1.2 million, for the period in question. If received, this $1.2 million would be deposited into a joint tax escrow account between Ventas and Kindred. The revised report is under review by the Joint Committee of Taxation. Until the review of the Joint Committee of Taxation is final, however, there can be no assurance as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company.

During the year ended December 31, 2001, the Company recorded a provision for taxes on the 10% of its estimated 2001 taxable income that the Company did not distribute. In the third quarter of 2002, the Company filed its 2001 federal tax return on which it elected to apply certain 2002 dividend payments in excess of its 2002 taxable net income against such 2001 undistributed taxable net income. As a result, the Company recorded a $2.2 million tax benefit in the quarter ended September 30, 2002.

A provision for income tax for the 2002 tax year was not recorded in the year ended December 31, 2002 due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2002 taxable income.

Fair Value of Derivative Instruments

The valuation of derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair value for the Company’s derivatives are obtained from a third party consultant which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts in the consolidated financial statements of the Company are subject to significant estimates which may change in the future.

Results of Operations

The Company elected to qualify as a REIT for federal income tax purposes beginning with the year ended December 31, 1999. Beginning with the tax year 1999, the Company believes that it has satisfied the requirements to continue to qualify as a REIT. The Company intends to continue to qualify as a REIT for federal income tax purposes for the year ended December 31, 2003 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT. If the Company were to fail, or elect not, to continue to qualify as a REIT, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations could have a Material Adverse Effect. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth year after the year of such termination or revocation.

Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed or are classified as held for sale. During the year ended December 31, 2002, the Company disposed of a 125 licensed bed skilled nursing facility located in Las Vegas, Nevada and a 164 licensed bed hospital facility located in Arlington, Virginia. The operating results of these properties have been reclassified as discontinued operations in the consolidated statements of operations for each of the three years ended December 31, 2002 included herein. See “Note 5—Dispositions” to the Consolidated Financial Statements.

Years ended December 31, 2002 and December 31, 2001

Rental income for year ended December 31, 2002 was $189.5 million, of which $186.5 million (98.4%) resulted from leases with Kindred. The rental income from Kindred includes $2.5 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of common stock in Kindred (the “Kindred Common Stock”) and the $4.5 million of additional future rent under the five master lease agreements (the “Kindred Master Leases”) with Kindred. The rental income for the year ended December 31, 2001 was $183.3 million, of which $181.0 million (98.7%) resulted from leases with Kindred. The $6.2 million increase in rental income consists primarily of (a) the 3.5% increase in the rent paid under the Kindred Master Leases effective May 1, 2002 and (b) additional rent received under the master lease (the “THI Master Lease”) with Trans Healthcare, Inc. (“THI”) entered into by the Company and THI properties on November 4, 2002. The Company reported two months of interest income from a mezzanine loan and senior loan of $1.0 million. The senior loan was sold in December 2002. Annualized interest on the mezzanine loan is expected to be approximately $3 million. See “Note 6—Other Acquisitions and Dispositions” to the Consolidated Financial Statements.

Interest and other income totaled approximately $1.2 million for the year ended December 31, 2002 as compared to approximately $4.0 million for the year ended December 31, 2001. The decrease in interest income was primarily the result of lower cash balances and reduced interest rates.

Expenses totaled $146.0 million for the year ended December 31, 2002 and included $42.0 million of depreciation expense and $78.4 million of interest on debt financing (inclusive of swap ineffectiveness) and $5.5 million of interest on the United States Settlement. For the year ended December 31, 2001, expenses totaled $149.2 million and included $41.8 million of depreciation expense on real estate assets, $86.2 million of interest on the Company’s prior credit agreement (the “2000 Credit Agreement”) and other debt and $4.6 million of interest on the United States Settlement. The $3.2 million decrease consists primarily of (a) a $7.8 million decrease in interest expense, and (b) a $2.0 million decrease in general and administrative expenses and professional fees, which were offset by (x) an additional expense of $5.4 million related to the loss on a $350 million notional swap breakage (see “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements), (y) a $0.9 million increase in interest on the United States Settlement which was entered into on April 20, 2001, and (z) a $0.3 million increase in depreciation and amortization.

Interest expense excluding the interest on the United States Settlement decreased $7.8 million to $78.4 million for the year ended December 31, 2002 from $86.2 million for the year ended December 31, 2001. $3.1 million of the decrease is primarily a result of reduced principal balances and $7.2 million relates to reduced interest rates resulting from the CMBS Transaction in December 2001, and the April 2002 closing of the 2002 Credit Agreement (as defined below) and the Senior Notes Offering (as defined below). $0.6 million of the decrease is included in discontinued operations. The decrease is offset by a $1.9 million “swap ineffectiveness” expense recognized in the Statement of Operations to reflect the value of the excess of the notional amount of the 1998 Swap and 2003-2008 Swap over the Company’s anticipated variable rate debt balance in the future. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

Professional fees totaled approximately $3.2 million for the year ended December 31, 2002, as compared to $4.7 million for the year ended December 31, 2001. The decrease relates primarily to the reduction in professional fees incurred as a result of the Company’s stabilized operations in 2002.

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

In connection with the refinancing of its indebtedness under the 2000 Credit Agreement, the Company incurred an extraordinary loss of $6.9 million related to the write-off of unamortized deferred financing costs associated with the 2000 Credit Agreement. In December 2002, the Company incurred an additional $4.2 extraordinary loss related to the repurchase of $34.0 million in Senior Notes consisting of the write-off of unamortized deferred financing costs and premiums paid to repurchase. In connection with the refinancing of a portion of its indebtedness under the 2000 Credit Agreement, the Company incurred an extraordinary loss of approximately $1.3 million related to the partial write-off of unamortized deferred financing fees associated with the 2000 Credit Agreement. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

During the year ended December 31, 2002, the Company disposed of a total of 159,500 shares of Kindred Common Stock for an average net price of $43.39 per share and recognized a gain of $5.0 million. The Company applied net proceeds of $7.0 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement. As a result of Kindred’s announcement relating to the Florida skilled nursing facilities and other events, the market value of the Company’s Kindred Common Stock declined substantially in the fourth quarter of 2002. As of December 31, 2002, the Company owned 920,814 shares of Kindred Common Stock with a market value of $16.7 million, or $18.15 per share. The Company disposed of 418,186 shares of Kindred Common Stock in the fourth quarter of 2001 and recognized a gain of $15.4 million on the dispositions.

On March 13, 2002, the Company sold a 125 licensed bed skilled nursing facility located in Las Vegas, Nevada to an unrelated third party for $1.8 million and recognized a gain of $1.1 million which was reported as a component of Discontinued Operations. The Company applied net proceeds of $1.5 million as a prepayment of the Company’s indebtedness under the 2000 Credit Agreement. On June 21, 2002, the Company sold a 164 licensed bed hospital facility located in Arlington, Virginia to an unrelated third party and recognized a gain of approximately $22.4 million which was reported as a component of Discontinued Operations. The Company applied net proceeds of $27.1 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement.

After income from discontinued operations of $23.8 million, or $0.34 per diluted share and an extraordinary loss of $11.1 million, or $0.16 per diluted share, net income for the year ended December 31, 2002 was $65.7 million or $0.93 per diluted share. Net income for year ended December 31, 2001 was $50.6 million or $0.73 per diluted share after discontinued operations of $0.7 million (or $.01 per share) and an extraordinary loss of $1.3 million (or $0.02 per share).

Years ended December 31, 2001 and December 31, 2000

Net of total write-offs, rental revenue increased $2.1 million in 2001 compared to 2000. Rental income for the year ended December 31, 2001 was $183.3 million, of which $181.0 million (98.7%) resulted from leases with Kindred. The rental income from Kindred includes $1.7 million related to the amortization of deferred revenue recorded as a result of Ventas Realty’ Limited Partnership’s (“Ventas Realty”) receipt of the Kindred Common Stock and the $4.5 million of additional future rent under the Kindred Master Leases. Net rental income for the year ended December 31, 2000 was $181.2 million, of which $178.4 million (98.5%) resulted from the Leases with Kindred. In 2000, the outcome of the Kindred bankruptcy was uncertain, and the difference between the rent provided for in the prior Kindred master leases and rent actually received from Kindred was written off to uncollectible amounts due from tenants. Kindred’s plan of reorganization (the “Kindred Reorganization Plan”) under Chapter 11 of the U.S. Bankruptcy Code terminated the Company’s right to the payment of the difference between rent required to be paid under the terms of the prior Kindred master leases and the rent received by the Company after the date that Kindred filed for protection under chapter 11 of title 11 of the Bankruptcy Code and prior to the beginning of the month immediately following the effective date of the Kindred Plan of Reorganization (the “Kindred Effective Date”). As a result, for the period from January 1, 2001 through April 30, 2001, the Company recorded revenue equal to the amount actually paid by Kindred under a stipulation entered into with Kindred at the commencement of its bankruptcy case. The Company included in its revenue computation for the period of May 1, 2001 through December 31, 2001 the amount of rent due and payable under the Kindred master leases for that period.

Interest and other income totaled approximately $4.0 million and $9.5 million for the years ended December 31, 2001 and 2000, respectively. The decrease in interest was primarily the result of lower cash balances during the year as well as reduced market interest rates.

Expenses totaled $149.2 million for the year ended December 31, 2001 and included $41.8 million of depreciation expense, $86.2 million of interest on the 2000 Credit Agreement and other debt and $4.6 million interest on the United States Settlement. For the year ended December 31, 2000 expenses totaled $301.5 million and included $42.0 million of depreciation expense on real estate assets and $93.6 million of interest on the 2000 Credit Agreement and other debt. The $152.3 million decrease in expenses in 2001 was due primarily to (a) a charge in 2000 of $96.5 million related to the United States Settlement, (b) a charge to earnings in 2000 of $47.4 million for unpaid rent from tenants, which primarily includes the difference between the minimum monthly base rent that would have been due under the terms of the prior Kindred master leases and the base rent that was paid under the terms of the rent stipulation entered into in connection with the Kindred bankruptcy, (c) decreased interest expense and (d) decreased professional fees.

In the fourth quarter of 2000, the Company recorded a $96.5 million charge related to the United States Settlement. Under the United States Settlement, the Company will pay $103.6 million to the federal government, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bears interest at 6%

per annum and is payable in equal quarterly installments over a five-year term commencing on June 30, 2001. The charge for the United States Settlement was discounted for accounting purposes based on an imputed borrowing rate of 10.75%.

Professional fees totaled approximately $4.7 million for the year ended December 31, 2001, as compared to $10.8 million for the year ended December 31, 2000. The decrease relates primarily to the reduction in professional fees incurred as a result of Kindred’s emergence from bankruptcy. See “Note 4—Concentration of Credit Risk” and “Note 11—Transactions with Kindred” to the Consolidated Financial Statements.

Interest expense, excluding the interest on the United States Settlement, decreased $7.4 million to $86.2 million for the year ended December 31, 2001 from $93.6 million for the year ended December 31, 2000. The decrease is primarily a result of reduced principal, reduced amortization of deferred financing fees and the favorable impact in the first quarter of 2001 of timing differences in the rate setting under the Company’s interest rate swap agreement and the 2000 Credit Agreement. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements. For the year ended December 31, 2000, interest expense includes a $13.8 million payment on the 1998 Swap Agreement (as defined below). For the year ended December 31, 2000, the Company received payments totaling $4.3 million related to the 1998 Swap, which offset interest expense.

The IRS is currently reviewing the federal income tax returns of the Company for the years ended December 31, 1997 and 1998. On January 16, 2003, the Company agreed to a revised IRS Revenue Agent’s report quantifying the examination findings in connection with the 1997 and 1998 income tax periods. This report concludes that, pending final review by the Joint Committee of Taxation, the Company does not owe any additional taxes, and is entitled to an additional refund of $1.2 million, for the period in question. If received, this $1.2 million would be deposited into a joint tax escrow account between Ventas and Kindred. Until the review of the Joint Committee of Taxation is final, however, there can be no assurance as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company.

However, if there are any resulting tax liabilities, if any, for the tax years ended December 31, 1997 and 1998 will be satisfied first from the use of Net Operating Loss (“NOL”) carryforwards (including the NOL carryforwards that were utilized to offset the Company’s federal income tax liability for 1999 and 2000) to satisfy those liabilities.

As a result of the uncertainties relating to the Company’s ability to retain its NOL carry forwards, the Company recorded a charge for taxes on the 10% of its estimated 2001 taxable income which the Company did not distribute as a dividend. The $2.7 million tax provision reported for the year ended December 31, 2001 included a $0.7 million provision related to Ventas Realty’s receipt of the Kindred Common Stock, of which 100% was taxable income to the Company in the second quarter of 2001. See “Note 10—Income Taxes” to the Consolidated Financial Statements.

The Company disposed of 418,186 shares of Kindred Common Stock in the fourth quarter of 2001 and recognized a gain of $15.4 million on the dispositions. In connection with a registered offering of common stock by Kindred, Ventas Realty exercised its piggyback registration rights, and sold 83,300 shares of Kindred Common Stock, recognizing a gain of $2.6 million. The Company applied the net proceeds of $3.6 million from the sale of the 83,300 shares of Kindred Common Stock as a prepayment on the Company’s indebtedness under the 2000 Credit Agreement. The Company distributed 334,886 shares of Kindred Common Stock as part of the 2001 dividend, resulting in a gain of $12.8 million. For every share of common stock of the Company that a stockholder owned at the close of business on December 14, 2001, the stockholder received 0.005 of a share of Kindred Common Stock and $0.0049 in cash (equating to one share of Kindred Common Stock and $0.98 in cash for every two hundred shares of common stock in the Company). For purposes of the 2001 dividend, the Kindred Common Stock was valued in accordance with the Code and applicable rulings and regulations on December 31, 2001 at $51.02 per share (the average of the high and low price on that day).

In connection with the refinancing of a portion of its indebtedness under the 2000 Credit Agreement, in the fourth quarter of 2001, the Company incurred an extraordinary loss of approximately $1.3 million related to the partial write-off of unamortized deferred financing fees associated with the 2000 Credit Agreement. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

Net income for the year ended December 31, 2001 was $50.6 million or $0.73 per diluted share after an extraordinary loss of $1.3 million (or $0.02 per share). After an extraordinary loss of $4.2 million or $0.06 per diluted share, as discussed above, net loss for the year ended December 31, 2000, was $65.5 million or $0.96 per diluted share.

Funds from Operations

Funds from operations (“FFO”) for the years ended December 31, 2002, 2001 and 2000 totaled $95.2 million, $93.5 million and $76.5 million, respectively. FFO net of the gain on the sale of the Kindred Common Stock and the net loss on swap breakage (“Normalized FFO”) for the years ended December 31, 2002 and 2001 was $95.6 million and $78.1 million, respectively. FFO for the years ended December 31, 2002, 2001, and 2000 is summarized in the following table:

	For the years ended December 31,
	2002	2001	2000
	In thousands
Net income (loss)	$65,706	$50,566	$(65,452)
Extraordinary loss on extinguishment of debt	11,077	1,322	4,207

Income (loss) before extraordinary loss	76,783	51,888	(61,245)
Depreciation on real estate assets	41,891	41,904	42,188
United States Settlement	—	—	96,493
Realized gain on sale of real estate assets	(23,514)	(290)	(957)

Funds from operations	95,160	93,502	76,479
Gain on sale of Kindred equity	(5,014)	(15,425)	—
Net loss on swap breakage	5,407	—	—

Normalized FFO	$95,553	$78,077	$76,479

The Company considers FFO an appropriate measure of performance of an equity REIT and the Company uses the NAREIT definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company’s needs. The Company believes that in order to facilitate a clear understanding of its consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements and data included elsewhere in this Form 10-K.

Asset/Liability Management

Asset/liability management is a key element of the Company’s overall risk management program. The objective of asset/liability management is to support the achievement of business strategies while maintaining appropriate risk levels. The asset/liability management process focuses on a variety of risks, including market risk (primarily interest rate risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of FFO and net worth. The following discussion addresses the Company’s integrated management of assets and liabilities, including the use of derivative financial instruments. The Company does not use derivative financial instruments for speculative purposes.

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

The Company receives revenue primarily by leasing its assets under leases that are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company also earns revenue from the its mezzanine loan to THI. The Company’s obligations under the 2002 Credit Agreement are (and its obligations under the 2000 Credit Agreement were) floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements. The general fixed nature of the Company’s assets and the variable nature of the Company’s obligations create interest rate risk. If interest rates were to rise significantly, the Company’s lease and other revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, in connection with the 1998 Spin Off, the Company entered into the 1998 Swap to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 2002, the Company had a $425.0 million interest rate swap outstanding (the “1998 Swap”) with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty.

On September 28, 2001, the Company entered into a second interest rate swap agreement in the notional amount of $450.0 million (the “2003-2008 Swap”) with a highly rated counterparty to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008, under which the Company will pay a fixed rate of 5.385% and will receive LIBOR from the counterparty to this agreement. The 2003-2008 Swap is treated as a cash flow hedge for accounting purposes. There are no collateral requirements under the 2003-2008 Swap. The notional amount of the 2003-2008 Swap is scheduled to decline from $450.0 million as of July 1, 2003 as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

In accordance with the terms of the CMBS Loan Agreement (as defined below), on December 11, 2001, Ventas Finance I, LLC (“Ventas Finance”) purchased an interest rate cap from a highly rated counterparty (the “Buy Cap”). See “—Liquidity and Capital Resources—Credit Facility” and “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements. Because the Company already hedged its consolidated interest rate risk through the 1998 Swap and the 2003-2008 Swap, on December 11, 2001 the Company sold an interest rate cap (the “Sell Cap”) for the same notional value ($225.0 million) and on the same terms (5 year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company’s balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Similarly, when interest rates increase, the Buy Cap increases in fair value and the Sell Cap decreases in fair value. As of December 31, 2002, interest rates had fallen and the 1998 Swap and the 2003-2008 Swap were in an unrealized loss position to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps and caps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2002:

	1998 Swap	2003-2008 Swap	Sell Cap	Buy Cap
Notional Amount	$425,000,000	$450,000,000	$225,000,000	$225,000,000
Fair Value to the Company	(9,842,703)	(37,828,893)	(1,285,574)	1,285,574
Fair Value to the Company Reflecting Change in Interest Rates
-100 BPS	(10,948,367)	(55,990,510)	(534,391)	534,391
+100 BPS	(8,752,995)	(20,626,126)	(2,507,871)	2,507,871

The carrying value of the Company’s variable rate debt approximates fair value. There is no cash flow impact from the fluctuation of interest rates since the Company currently hedges 100% of its variable rate debt. The fair value of the fixed rate debt is $377.1 million based on open market trading activity provided by a third party.

Credit Risk

As a result of the 1998 Spin Off, the Company has a significant concentration of credit risk with Kindred under the Kindred Master Leases. For the years ended December 31, 2002 and 2001 lease rental revenues from Kindred totaled $186.5 million or 98.4% and $181.0 or 98.7%, respectively, of the Company’s total rental and investment income for the period. For the year ended December 31, 2000, lease rental revenues from Kindred comprised 98.5% of the Company’s total lease rental revenues. Accordingly, Kindred’s financial condition and ability to meet its rent obligations will largely determine the Company’s rental revenues and its ability to make distributions to its stockholders. In addition, any failure by Kindred to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Kindred, as well as certain other tenants of the Company, have experienced financial difficulty and/or filed for bankruptcy. Kindred emerged from bankruptcy on April 20, 2001. Despite Kindred’s emergence from bankruptcy, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Kindred Master Leases. Since the Company derives in excess of 98% of its rental revenues from Kindred and since the Kindred Master Leases are triple net leases under which Kindred is responsible for all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Kindred to satisfy its obligations under the Kindred Master Leases would have a material adverse effect on the condition of the Kindred leased properties, as well as a Material Adverse Effect on the Company. See “Business—Risk Factors—The Company is dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with the Company could significantly harm the Company and its ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to continue to qualify as a REIT” and “Note 4—Concentration of Credit Risk” to the Consolidated Financial Statements. The Company monitors its credit risk under its lease agreements with its tenants by, among other things, reviewing and analyzing (a) information regarding the healthcare industry generally, (b) publicly available information regarding tenants, (c) information provided by the tenants and borrowers under the Company’s lease and other agreements, and (d) discussion with tenants, borrowers and their representatives.

Liquidity and Capital Resources

During 2002, the Company’s principal sources of liquidity came from cash flow from operations, borrowings under the 2002 Credit Agreement, the issuance of the Senior Notes as defined below, disposition of assets, the Equity Offering (as defined below) and, until the 2002 Refinancing Date (as defined below), the 2000 Credit Agreement.

The Company intends to continue to fund future investments through cash flow from operations, borrowings under the 2002 Credit Agreement, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of December 31, 2002, the Company had cash and cash equivalents of $2.5 million, restricted cash of $20.0 million (comprised of $5.0 million of reserves under the CMBS Facility (as defined below), escrows under the THI Master Lease and the Company’s portion of the amounts on deposit pursuant to the Tax Refund Escrow Agreement), outstanding revolving credit borrowings of $59.3 million under the 2002 Credit Agreement, and unused revolving credit availability of $185.3 million. Through the pledge of additional property as collateral to the lenders under the 2002 Credit Agreement, the Company, as of December 31, 2002, could have increased revolving credit availability to $231.0 million.

Net cash provided by operations totaled $116.4 million, $79.9 million and $85.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 cash flows is primarily a result of (a) the timing of interest payments on the Senior Notes and the 1998 Swap, (b) increases from rent escalators and (c) reduction of interest expense.

Net cash used in investing activities for the year ended December 31, 2002 was $34.1 million. The Company invested $53.0 million in real property and $64.9 million in loan financing from the THI Transaction (as defined below) which was financed through borrowings under the 2002 Credit Agreement. Investing activities also included $49.0 million in proceeds from the sale of the THI Senior Loan (as defined below), $28.6 million from the sale of real property, $7.0 million from the sale of Kindred Common Stock and $2.0 million from origination fees. Net cash provided by investing activities for the year ended December 31, 2001 of $2.8 million included the proceeds from the Company’s sale of 83,300 shares of Kindred common stock. Net cash provided by investing activities for the year ended December 31, 2000 totaled $5.4 million and included proceeds from the sale of two nursing facilities.

Net cash used in financing totaled $98.4 million for the year ended December 31, 2002. The uses include (a) an aggregate of $106.7 million payment of principal on the 2000 Credit Agreement, the 2002 Credit Agreement and the CMBS Loan, (b) $15.1 million in financing fees, (c) $12.8 million in swap breakage costs, (d) $50.1 million of cash dividend payments, and (e) $10.8 million of principal payments on the United States Settlement. The financing uses are offset by net proceeds from the issuance of common stock of $97.2 million, including the net proceeds of $93.6 million from the issuance of nine million shares (the “Equity Offering”) and $3.6 million from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2001 totaled $151.5 million and included payments of principal on the 2000 Credit Agreement in the aggregate amount of $263.0 million. $212.8 million of the payments were funded from the CMBS Transaction (as defined below), which generated gross proceeds of $225 million. The 2001 financing activities also included $6.9 million in financing costs, $41.7 million payment on the United States Settlement, and $65.3 million of cash dividend payments. For the year ended December 31, 2000, net cash used in financing activities was $142.9 and included dividend payments of $42.4 million, repayments of borrowings of $87.9 million and deferred financing costs of $12.6 million.

On December 31, 2002, the Company repurchased $34.0 million principal amount of Senior Notes out of the proceeds of the Equity Offering. The Company purchased $783,000 of 2009 Senior Notes (as defined below) and $33,179,000 of 2012 Senior Notes (as defined below) in open market purchases. The total purchase price aggregated $37.4 million. As a result of these purchases, the Company reported an extraordinary loss of $4.2 million in the fourth quarter ended December 31, 2002. The Company has no current intention to repurchase any additional Senior Notes.

The 2000 Credit Agreement

On January 31, 2000, the Company entered into the 2000 Credit Agreement. On April 17, 2002, the Company used the proceeds of the Senior Notes Offering (as defined below) and certain borrowings under the 2002 Credit Agreement, in addition to cash on hand, to repay all outstanding indebtedness under the 2000 Credit Agreement. See “—Use of Proceeds; Repayment of 2000 Credit Agreement.”

Tax Refund Escrow Agreement

Kindred and the Company have entered into the Tax Refund Escrow Agreement governing their relative entitlement to certain tax refunds for the tax periods prior to and including May 1, 1998 (the “Subject Periods”) that each received or may receive in the future. Under the terms of the Tax Refund Escrow Agreement, refunds (“Subject Refunds”) received on or after September 13, 1999 by either Kindred or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998, or including May 1, 1998 and received on or after September 13, 1999 (“Subject Taxes”) must be deposited into an escrow account with a third-party escrow agent.

The Tax Refund Escrow Agreement provides generally that Subject Taxes will be satisfied first from the funds in the escrow account (the “Escrow Funds”). To the extent that the Escrow Funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, “Excess Taxes”), the relative liability of Kindred and the Company to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Kindred and the Company to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities are distributed equally to each of Kindred and the Company on an annual basis and are accrued as interest income on the Consolidated Statement of Operations. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and the Company. See “Note 10—Income Taxes” to the Consolidated Financial Statements.

CMBS Transaction

On December 12, 2001, the Company raised $225.0 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the “CMBS Transaction”). Under a Loan and Security Agreement dated as of December 12, 2001 (the “CMBS Loan Agreement”), Ventas Finance obtained a loan in the principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc., as lender (the “CMBS Lender”). The CMBS Loan bears interest at a weighted average of LIBOR plus 1.4651%. Principal of and interest on the CMBS Loan is payable monthly. Principal payments on the CMBS Loan were calculated based upon a 25-year amortization schedule using an assumed interest rate of 9.46% per annum. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $211.0 million will be due, assuming all scheduled amortization payments are made and no prepayments are made on the CMBS Loan. The CMBS Loan may be prepaid in whole or in part at any time and from time to time without penalty or premium.

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

The CMBS Loan is secured by liens on the 40 skilled nursing facilities (the “CMBS Properties”) transferred by Ventas Realty to Ventas Finance and leased to Kindred under a Kindred Master Lease (the “Kindred CMBS Master Lease”). Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and the Company.

Ventas Finance is required to maintain or cause to be maintained the following reserve accounts under the CMBS Loan Agreement: (a) a debt service reserve account in an amount of $5.0 million to cover shortfalls in cash available for debt service on the CMBS Loan, (b) an imposition and insurance reserve for the payment of real property taxes and insurance premiums with respect to the CMBS Properties, and (c) a replacement reserve account in the amount of $1.58 million for the payment of the cost of capital improvements made to the CMBS Properties. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the Kindred CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at December 31, 2002 included $5.0 million related to the debt service reserve account for the CMBS Loan. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

The 2002 Credit Agreement

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement. Under the 2002 Credit Agreement, Ventas Realty obtained a $350.0 million credit facility (the “Total Commitments”) consisting of a $60.0 million term loan (the “Tranche B Term Loan”) and a $290.0 million revolving credit facility (the “Revolving Credit Facility”). The 2002 Credit Agreement also permits Ventas Realty to obtain an additional term loan in an amount of not less than $50.0 million, but not more than the remaining unused portion of the Total Commitments, subject to the conditions set forth in the 2002 Credit Agreement (the “Tranche C Term Loan”). Subject to the terms of, and the satisfaction of certain conditions set forth in, the 2002 Credit Agreement, Ventas Realty has the option to increase the Total Commitments (in the form of term and/or revolving loans) to an amount not to exceed $450.0 million.

The outstanding aggregate principal balance of the Tranche B Term Loan, the Tranche C Term Loan and the Revolving Credit Facility may not collectively exceed either (a) the Borrowing Base (as described below) or (b) the Total Commitments. As of December 31, 2002, the outstanding principal balance of the Tranche B Term Loan was $59.7 million and the outstanding principal balance under the Revolving Credit Facility was $59.3 million. As of December 31, 2002, there was no Tranche C Term Loan.

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

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). The Applicable Percentage varies based on the Company’s consolidated leverage ratio (as defined in the 2002 Credit Agreement). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility, from the inception of the loan through December 31, 2002, the Applicable Percentage on the Eurodollar Rate was 2.75% and on the Base Rate was 1.25%.

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

The Company (and any other owner of mortgaged property securing Ventas Realty’s obligations under the 2002 Credit Agreement from time to time) has guaranteed Ventas Realty’s obligations under the 2002 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral from time to time. Currently, 59 real properties owned by Ventas Realty are mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”). All 59 Borrowing Base Properties are leased to Kindred pursuant to Master Lease No. 1.

The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. As of December 31, 2002, the Borrowing Base was $304.3 million, and the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $119.0 million, and the remaining availability under the 2002 Credit Agreement was $185.3 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

The 2002 Credit Agreement contains a number of restrictive covenants and various potential events of default and is, among other things, cross-defaulted with certain other indebtedness and obligations of Ventas Realty and the Company. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

Senior Notes Offering

On the 2002 Refinancing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (collectively, the “Issuers”), completed the offering (the “Senior Notes Offering”) of 8-3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”). The 2009 Senior Notes and the 2012 Senior Notes were issued under separate Indentures, each dated as of April 17, 2002 (collectively, the “Indentures”) and mature on May 1, 2009 and May 1, 2012, respectively. As of December 31, 2002, $174.2 million principal amount was outstanding under the 2009 Senior Notes and $191.8 million principal amount was outstanding under the 2012 Senior Notes.

The Senior Notes are unconditionally guaranteed on a senior unsecured basis by the Company and by certain of the Company’s current and future subsidiaries as described in the Indentures (collectively, the “Guarantors”). The Senior Notes are part of the general unsecured obligations of the Company and Ventas Realty, rank equal in right of payment with all existing and future senior obligations of the Company and Ventas Realty, and rank senior to all existing and future subordinated indebtedness of the Company and Ventas Realty. However, the Senior Notes are effectively subordinated to all borrowings under the 2002 Credit Agreement with respect to Borrowing Base Properties and any future assets securing indebtedness under the 2002 Credit Agreement. In addition, the Senior Notes are structurally subordinated to approximately $222.7 million of indebtedness relating to the CMBS Transaction that is secured by the CMBS Properties. The Issuers may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the principal amount, plus accrued and unpaid interest to the date of redemption and a make-whole premium as described in the Indentures.

If the Company experiences certain kinds of changes of control, as described in the Indentures, the Issuers must make an offer to repurchase the Senior Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s and S&P have confirmed their ratings of the Senior Notes and certain other conditions are met as set forth in the Indentures, this repurchase obligation will not apply.

The Indentures contain a number of restrictive covenants. See “Note 7 —Borrowing Arrangements” to the Consolidated Financial Statements.

Scheduled Maturities of Borrowing Arrangements

The Company’s indebtedness has the following maturities (in thousands):

2003	$3,159
2004	3,412
2005	62,990
2006	214,810
2007	57,300
Thereafter	366,038

$707,709

Use of Proceeds; Repayment of 2000 Credit Agreement

On April 17, 2002, the Company used (i) the $400.0 million gross proceeds from the Senior Notes Offering, (ii) $220.3 million of borrowings under the 2002 Credit Agreement (consisting of $60.0 million of borrowings under the Tranche B Term Loan and $160.3 million of borrowings under the Revolving Credit Facility) and (iii) approximately $14.3 million cash on hand to: (a) repay all outstanding indebtedness under the 2000 Credit Agreement, (b) pay certain closing costs, fees and expenses, and (c) pay a one-time $13.6 million breakage cost relating to the termination of $350.0 million notional amount of the 1998 Swap. The $13.6 million breakage cost is composed of (i) a $12.8 million swap breakage fee and (ii) $0.8 million of accrued interest on the terminated $350.0 million notional amount for the period April 1, 2002 through April 17, 2002. The Company recorded a $6.9 million extraordinary loss in the quarter ended June 30, 2002 to write-off unamortized deferred financing costs relating to the 2000 Credit Agreement.

Dividends

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company declared dividends greater than 100% of its estimated taxable income for 2002. The Company declared or assigned dividends equal to or greater than 100% of its taxable income for 2001 and 95% for 2000. The Company intends to pay a dividend for 2003 equal to $1.07 per common share, but not less than 100% of the Company’s taxable income for 2003. The Company intends to pay the 2003 dividend with cash but may also pay by a combination of cash and other property or securities, including shares of Kindred Common Stock.

It is expected that the Company’s REIT taxable income will be less than its cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. However, for 2001 this was partially offset by the value of the Kindred Common Stock received by the Company on the Kindred Effective Date which is included in taxable income in 2001. The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

Capital Expenditures and Property Acquisitions

Capital expenditures to maintain and improve the leased properties generally will be incurred by the Company’s tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, the Company anticipates that any expenditures relating to the maintenance of leased properties for which it may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company’s liquidity may be affected adversely. The Company’s ability to make expenditures and borrow funds is restricted by the terms of the 2002 Credit Agreement and the Indentures.

Shelf Registration Statement and Equity Offering

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750.0 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. As of December 31, 2002, $651.0 million of these securities remained available for offering under the shelf registration statement.

During the fourth quarter ended December 31, 2002, the Company commenced and completed an equity offering of the Company’s common stock with Tenet Healthcare Corporation (“Tenet”). Immediately prior to the completion of the Equity Offering, Tenet held 8,301,067 shares of Ventas common stock. The Equity Offering consisted of 9,000,000 newly issued shares of common stock sold by Ventas and 8,301,067 shares of Ventas common stock owned and sold by Tenet, all priced at $11.00 per share. After the Equity Offering, Tenet held no shares of Ventas common stock. The net proceeds received by Ventas from its sale of its newly issued common stock were $93.6 million and were used to repay outstanding indebtedness, including the indebtedness incurred by the Company to invest in the THI Transaction.

Agreement of Indemnity —Third-Party Leases and Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations and third party guarantee agreements to Kindred. The Company believes that the aggregate exposure under its third party lease obligations is approximately $36.4 million. The Company believes that it has no material exposure under the third party guarantee agreements. See “Note 11—Transactions with Kindred” to the Consolidated Financial Statements.

Other

In the fourth quarter of 2000, the Company recorded a $96.5 million charge related to the United States Settlement. Under the United States Settlement, the Company is required to pay $103.6 million to the federal government, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on June 30, 2001. The charge in the fourth quarter of 2000 was discounted for accounting purposes based on an imputed borrowing rate of 10.75%. The Company will be required to pay $16.2 million in principal and interest in 2003 under the United States Settlement.

The Company has outstanding loans, with interest provisions of approximately $4.1 million, net of repayments, to certain current and former executive officers of the Company to finance the income taxes payable by them as a result of the vesting of common stock of the Company awarded as compensation to such officers and the 1998 Spin Off. The loans are payable over periods ranging from a four to a ten year period beginning in each case on the date such loan was made. See “Note 16—Related Party Transactions” to the Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain quantitative and qualitative disclosures about market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and financial statement schedules required to be filed by this Item 8 are set forth following the index page at F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these Items is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K which includes the required information; however, certain information required by Item 10 is included in “Note 16—Related Party Transactions” to the Consolidated Financial Statements.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as a part of this Report:

1.	Financial Statements: The response to this portion of Item 15 is included in the Index to Consolidated Financial Statements and Financial Statement Schedules listed on page F-1 of this Report.

2.	Financial Statement Schedule: The following consolidated financial statement schedule is filed as part of this report beginning on page S-1.

Schedule III—Real Estate and Accumulated Depreciation.

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

3.	Index to Exhibits:

Exhibit Number	Description of Document

3.1.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3 to the Company’s Form 10-Q for the quarterly period ended September 30, 1995).

3.1.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

3.2	Third Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 1998).

4.2.1

Rights Agreement, dated as of July 20, 1993, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 21, 1993).

4.2.2

First Amendment to Rights Agreement, dated as of August 11, 1995, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 2 to Registration Statement on Form 8-A/A filed on August 11, 1995).

4.2.3

Second Amendment to Rights Agreement, dated February 1, 1998, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to Registration Statement on Form 8-A/A filed on February 2, 1998).

4.2.4

Third Amendment to Rights Agreement, dated July 27, 1998, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to Registration Statement on Form 8-A/A filed on July 28, 1998).

4.2.5

Fourth Amendment to Rights Agreement, dated as of April 15, 1999, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to Registration Statement on Form 8-A/A filed on April 19, 1999).

4.2.6

Fifth Amendment to Rights Agreement, dated as of December 15, 1999, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to Registration Statement on Form 8-A/A filed on December 22, 1999).

4.2.7

Sixth Amendment to Rights Agreement, dated as of May 22, 2000, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to Registration Statement on Form 8-A/A filed on May 24, 2000).

Exhibit Number	Description of Document

4.2.8

Seventh Amendment to Rights Agreement, dated as of October 14, 2002, between the Company and National City Bank, as Rights Agent (incorporated herein by reference to Exhibit 8 to Registration Statement on Form 8-A/A filed on October 16, 2002).

4.3

Letter Agreement relating to a waiver of the provisions of Article XII of the Certificate of Incorporation of the Company in favor of Cohen & Steers Capital Management, Inc., dated October 14, 2002 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 16, 2002).

4.4	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-65642, as amended).

4.5

Registration Rights Agreement, dated as of September 30, 1999, between the Company and Debra A. Cafaro (incorporated herein by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-3, Registration No. 333-101598, as amended).

4.6.1

Indenture, dated as of April 17, 2002, among Ventas Realty, Ventas Capital Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee, relating to the 2009 Senior Notes (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed April 24, 2002).

4.6.2

Supplemental Indenture, dated as of October 11, 2002, by and among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 16, 2002).

4.6.3

Supplemental Indenture, dated as of November 25, 2002, by and among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company, Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 26, 2002).

4.7.1

Indenture, dated as of April 17, 2002, among Ventas Realty, Ventas Capital Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee relating to the 2012 Senior Notes (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed April 24, 2002).

4.7.2

Supplemental Indenture, dated as of October 11, 2002, by and among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed October 16, 2002).

4.7.3

Supplemental Indenture, dated as of November 25, 2002, by and among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company, Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed November 26, 2002).

4.8.1

Loan and Security Agreement, dated as of December 12, 2001, between Ventas Finance I, LLC, as Borrower, and Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed January 2, 2002).

4.8.2

Form of Assignment of Leases and Rents, dated as of December 12, 2001, by Ventas Finance I, LLC, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed January 2, 2002).

Exhibit Number	Description of Document

4.8.3

Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 12, 2001, by Ventas Finance I, LLC, as Trustor, to first American Title Insurance Company, as Trustee, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Beneficiary (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed January 2, 2002).

4.8.4

Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 12, 2001, by Ventas Finance I, LLC, as Mortgagor, to Merrill Lynch Mortgage Lending, Inc., as Mortgagee (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K filed January 2, 2002).

4.8.5

Letter Agreement, dated December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to the Company and Ventas Finance I, LLC, regarding the use of certain insurance proceeds received in connection with a casualty to a collateral property under the Loan and Security Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form 8-K filed January 2, 2002).

4.8.6

Letter Agreement, dated as of December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to JP Morgan Chase Bank, as Senior Collateral Agent and Junior Collateral Agent under various credit agreements with Kindred Healthcare, Inc., and Ventas Finance I, LLC, as Landlord, concerning various notice requirements regarding the collateral property under the Loan and Security Agreement (incorporated herein by reference to Exhibit 4.6 to the Company’s Form 8-K filed January 2, 2002).

4.8.7

Letter Agreement, dated as of December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to Ventas Realty and Ventas Finance I, LLC concerning various rent reset rights under the Kindred Master Lease Agreement among Ventas Finance I, LLC, as Landlord, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenants (incorporated herein by reference to Exhibit 4.7 to the Company’s Form 8-K filed January 2, 2002).

4.8.8

Collateral Assignment of Interest Rate Protection Agreement, dated as of December 12, 2001, by Ventas Finance I, LLC, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee (incorporated herein by reference to Exhibit 4.8 to the Company’s Form 8-K filed January 2, 2002).

4.8.9

Mortgage Loan Purchase Agreement, dated as of December 12, 2001, between Ventas Specialty I, LLC, as Purchaser, and Merrill Lynch Mortgage Lending, Inc., as Seller (incorporated herein by reference to Exhibit 4.9 to the Company’s Form 8-K filed January 2, 2002).

4.8.10

Promissory Note, dated as of December 12, 2001, from Ventas Finance I, LLC as Borrower, to Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.10 to the Company’s Form 8-K filed January 2, 2002).

4.8.11

Form of Subordination, Non-Disturbance and Attornment Agreement, dated as of December 12, 2001, by and among Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant, Ventas Finance I, LLC, as Landlord, and Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.11 to the Company’s Form 8-K filed January 2, 2002).

4.8.12

Trust and Servicing Agreement, dated as of December 12, 2001, among Ventas Specialtya I, LLC, as Depositor, First Union National Bank, as Servicer and Special Servicer, LaSalle Bank National Association, as Trustee and as Tax Administrator, and ABN Amro Bank N.V., as Fiscal Agent (incorporated herein by reference to Exhibit 4.13 to the Company’s Form 8-K filed January 2, 2002).

Exhibit Number	Description of Document

4.8.13

Cash Management Agreement, dated as of December 12, 2001, among Ventas Finance I, LLC, as Borrower, Merrill Lynch Mortgage Lending, Inc., as Lender, and First Union National Bank, as Agent (incorporated herein by reference to Exhibit 4.12 to the Company’s Form 8-K filed January 2, 2002).

4.8.14

Environmental Indemnity Agreement, dated as of December 12, 2001, by Ventas Finance I, LLC, as Borrower, and the Company, as Guarantor, in favor of Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.14 to the Company’s Form 8-K filed January 2, 2002).

4.8.15

Exceptions to Non-recourse Guaranty, dated as of December 12, 2001, by the Company, as Guarantor, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.15 to the Company’s Form 8-K filed January 2, 2002).

4.8.16

Certificate Purchase Agreement, dated as of December 4, 2001, by Ventas Specialty I, LLC and the Company to Merrill Lynch Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 4.16 to the Company’s Form 8-K filed January 2, 2002).

4.8.17

Schedule of Agreements Substantially Identical in all Material Respects to Agreements filed as Exhibits 4.8.2, 4.8.3, 4.8.4 and 4.8.11 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 4.2.17 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.1

Agreement and Plan of Reorganization between the Company and Kindred, Inc. dated as of April 30, 1998 (incorporated herein by reference to Exhibit 10.4.1 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.2

Distribution Agreement between Kindred, Inc. and the Company dated as of April 30, 1998 (incorporated herein by reference to Exhibit 10.4.2 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.3.1

Tax Allocation Agreement, dated as of April 30, 1998, by and between the Company and Kindred, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.1.3.2

Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement, dated as of April 20, 2001, by and between Kindred, Inc., on behalf of itself and each of its subsidiaries, and the Company, on behalf of itself and each of Ventas Realty and Ventas LP, Realty, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed April 24, 2001).

10.1.3.3

Cash Escrow Agreement, dated as of April 20, 2001, by and among Kindred, Inc., the Company and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 10.4.3.3 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.4.1

Agreement of Indemnity—Third Party Leases, dated April 30, 1998, by and between Kindred, Inc. and its subsidiaries and the Company (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.1.4.2

Agreement of Indemnity—Third Party Contracts, dated April 30, 1998, by and between Kindred, Inc. and its subsidiaries and the Company (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.2.1.1

Amended and Restated Master Lease Agreement No. 1, dated as of April 20, 2001, for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed April 24, 2001).

Exhibit Number	Description of Document

10.2.1.2

Schedule of Agreements Substantially Identical in all Material Respects to the Agreement filed as Exhibit 10.2.1.1 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed April 24, 2001).

10.2.1.3

Termination of Memorandum of Lease dated as of June 21, 2002 by and among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty relating to Northern Virginia Community Hospital, Arlington, Virginia (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

10.2.2.1

Lease Severance and Amendment Agreement, dated as of December 12, 2001, by and among Kindred Healthcare, Inc., as Tenant, Kindred Healthcare Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 2, 2002).

10.2.2.2

Master Lease Agreement, dated as of December 12, 2001, by and among Ventas Realty, as Lessor, and Kindred Healthcare, Inc., and Kindred Healthcare Operating, Inc., as Tenants (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 2, 2002).

10.3.1

Second Amended and Restated Credit, Security and Guaranty Agreement, dated as of April 17, 2002, among Ventas Realty, as borrower, the Company and certain subsidiaries of the Company identified therein, as guarantors, the lenders identified therein, including Bank of America, N.A., as Issuing Bank for the Letters of Credit thereunder, Bank of America, N.A., as Administrative Agent, and UBS Warburg LLC, as Syndication Agent (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed April 24, 2002).

10.3.2

Amended and Restated Mortgage, Security Agreement and Assignment of Rents, dated as of April 17, 2002, by Ventas Realty, as Mortgagor, to Bank of America, N.A., Administrative Agent, as Mortgagee (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K filed April 24, 2002).

10.3.3

Amended and Restated Deed of Trust and Security Agreement, dated as of April 17, 2002, made by Ventas Realty, as Grantor, to Rhonda C. Bundy, as Trustee, for the benefit of Bank of America, N.A., Administrative Agent, as Beneficiary (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K filed April 24, 2002).

10.3.4

Assignment of Leases and Rents, dated as of April 17, 2002, from Ventas Realty, Assignor, to Bank of America, N.A., Administrative Agent, Assignee (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K filed April 24, 2002).

10.3.5

Schedule of Agreements Substantially Identical in All Material Respects to Agreements Filed as Exhibits 10.3.2, 10.3.3 and 10.3.4 pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 99.7 to the Company’s Form 8-K filed April 24, 2002).

10.4.1

ISDA Master Agreement dated as of August 15, 2002 by and between JP Morgan Chase Bank and Ventas Realty, together with Schedule to the Master Agreement and Credit Support Annex to the Schedule to the Master Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002).

10.4.2.1

ISDA Master Agreement, dated September 28, 2001, between Bank of America, N.A. and Ventas Realty (incorporated herein by reference to Exhibit 10.25.1 to the Company’s Form 10-K for the year ended December 31, 2001).

10.4.2.2

Letter Agreement, dated October 25, 2001, between Bank of America, N.A. and Ventas Realty (incorporated herein by reference to Exhibit 10.25.2 to the Company’s Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document

10.4.3.1

ISDA Master Agreement, dated as of December 11, 2001, between Banc of America Financial Products, Inc. and Ventas Finance I, LLC (incorporated herein by reference to Exhibit 10.24.1 to the Company’s Form 10-K for the year ended December 31, 2001).

10.4.3.2

Letter Agreement between Ventas Finance I, LLC and Banc of America Financial Products, Inc., dated December 11, 2001 (incorporated herein by reference to Exhibit 10.24.2 to the Company’s Form 10-K for the year ended December 31, 2001).

10.4.3.1

Letter Agreement between Ventas Realty and Bank of America, N.A., dated December 11, 2001 (incorporated herein by reference to Exhibit 10.24.3 to the Company’s Form 10-K for the year ended December 31, 2001).

10.5.1.1

Purchase and Sale Agreement, dated as of November 1, 2002, by and between Ventas Realty, as Buyer, and Trans Healthcare of Ohio, Inc., as Seller (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 8-K filed November 18, 2002).

10.5.1.2

Master Lease Agreement, dated as of November 1, 2002, between Ventas Realty, as Landlord, and the Tenants named therein (incorporated herein by reference to Exhibit 10.1.2 to the Company’s Form 8-K filed November 18, 2002).

10.5.2.1

Loan Agreement, dated as of November 1, 2002, among Ventas Realty, as Lender, and the Borrowers named therein (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Form 8-K filed November 18, 2002).

10.5.2.2

Resizing and First Amendment to Loan Documents, dated as of December 27, 2002, by and among Ventas TRS, as Lender, the Mortgage Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein, as Guarantors.

10.5.2.3

Promissory Note, dated as of November 1, 2002, from certain Borrowers named therein, to Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Form 8-K filed November 18, 2002).

10.5.2.4

Guaranty of Recourse Obligations, dated as of November 1, 2002, by the Guarantors named therein, for the benefit of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Form 8-K filed November 18, 2002).

10.5.2.5

Assignment of Leases, Rents, and Contracts, dated as of November 1, 2002, by the Borrowers named therein, to Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.4 to the Company’s Form 8-K filed November 18, 2002).

10.5.2.6

Open-End Fee and Leasehold Mortgage and Security Agreement, dated as of November 1, 2002, by the Borrowers named therein, for the benefit of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.5 to the Company’s Form 8-K filed November 18, 2002).

10.5.2.7

Deed of Trust and Security Agreement, dated as of November 1, 2002, by the Borrowers named therein, to Brian Lobuts, as Trustee for the benefit of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.6 to the Company’s Form 8-K filed November 18, 2002).

10.5.2.8

Schedule of Agreements Substantially Identical in All Material Respects to Agreements Filed as Exhibits 10.4.2.4, 10.4.2.5 and 10.4.2.6 pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 10.2.7 to the Company’s Form 8-K filed November 18, 2002).

10.5.3.1

Mezzanine Loan Agreement, dated as of November 1, 2002, among Ventas Realty, as Lender, and the Borrowers named therein (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 8-K filed November 18, 2002).

10.5.3.2

Resizing and First Amendment to Loan Documents, dated as of December 27, 2002, by and among Ventas Realty, as Mezzanine Lender, the Mezzanine Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein, as Guarantors.

Exhibit Number	Description of Document

10.5.3.3

Promissory Note, dated as of November 1, 2002, from the Mezzanine Borrowers named therein to Ventas Realty, as Mezzanine Lender (incorporated herein by reference to Exhibit 10.3.2 to the Company’s Form 8-K filed November 18, 2002).

10.5.3.4

Guaranty, dated as of November 1, 2002, by Trans Healthcare, Inc, and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.3.3 to the Company’s Form 8-K filed November 18, 2002).

10.5.3.5

Guarantor Pledge and Security Agreement, dated as of November 1, 2002, by Trans Healthcare, Inc, and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.3.4 to the Company’s Form 8-K filed November 18, 2002).

10.5.3.6

Mezzanine Pledge and Security Agreement, dated as of November 1, 2002, by THI of Ohio SNFS, LLC, THI of Maryland SNFS I, LLC, and THI of Maryland SNFS II, LLC, as Pledgors, in favor of Ventas Realty, as Secured Party (incorporated herein by reference to Exhibit 10.3.5 to the Company’s Form 8-K filed November 18, 2002).

10.5.4.1	Purchase and Sale Agreement, dated December 27, 2002, by and between Ventas TRS and General Electric Capital Corporation.

10.5.4.2	General Assignment, dated as of December 27, 2002, by Ventas TRS to General Electric Capital Corporation.

10.5.4.3	Intercreditor Agreement, dated as of December 27, 2002, by and between General Electric Capital Corporation, as Senior Lender, and Ventas Realty, as Mezzanine Lender.

10.6.1.1

Registration Rights Agreement, dated as of April 20, 2001, by and among Kindred, Inc. and the Persons identified on Schedule 1 thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed April 24, 2001).

10.6.1.2

Amendment No. 1 to Registration Rights Agreement, dated as of August 13, 2001, by and among Kindred Healthcare, Inc., Ventas Realty and the other signatories thereto. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.6.1.3

Amendment No. 2 to Registration Rights Agreement, dated as of October 22, 2001, by and among Kindred Healthcare, Inc., Ventas Realty and the other signatories thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.6.2

Waiver Agreement, dated as of August 13, 2001, by and among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.7

First Amended and Restated Agreement of Limited Partnership, executed and delivered by the Company and Ventas LP Realty, L.L.C., dated as of January 31, 2000 (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 8-K filed February 8, 2000).

10.8

Form of Assignment and Assumption of Lease Agreement between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31, 1990 (incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 1995).

10.9

Amended and Restated Guarantee Reimbursement Agreement, dated as of April 28, 1998, among Kindred, Inc., Kindred Healthcare, Inc. and Tenet Healthcare Corporation, Inc. (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description of Document

10.10.1.1*	1987 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 033-30212, as amended).

10.10.1.2*

Amendment to the 1987 Non-Employee Directors Stock Option Plan, dated April 30, 1998 (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.10.2*	Ventas, Inc. 2000 Stock Option Plan for Directors (incorporated herein by reference to the Exhibit A to the Company’s definitive proxy statement on Schedule 14A dated April 18, 2000).

10.10.3*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, Registration No. 333-15171).

10.11.1.1*	1987 Incentive Compensation Program (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 033-30212, as amended).

10.11.1.2*

Amendment to the 1987 Incentive Compensation Program, dated May 15, 1991 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 033-90949, as amended).

10.11.1.3*	Amendment to the 1987 Incentive Compensation Program, dated May 18, 1994 (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1994).

10.11.1.4*	Amendment to the 1987 Incentive Compensation Program, dated February 15, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1994).

10.11.1.5*	Amendment to the 1987 Incentive Compensation Program, dated September 27, 1995 (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 1995).

10.11.1.6*	Amendment to the 1987 Incentive Compensation Program, dated May 15, 1996 (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 1996).

10.11.1.7*	Amendment to 1987 Incentive Compensation Program, dated April 30, 1998 (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.11.1.8*	Amendment to the 1987 Incentive Compensation Program, dated December 31, 1998 (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 1998).

10.11.2*	Ventas, Inc. 2000 Incentive Compensation Plan (incorporated herein by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A dated April 18, 2000).

10.12*	Ventas, Inc. Common Stock Purchase Plan for Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

10.13	Form of Indemnification Agreement for directors of TheraTx (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, Registration No. 033-78784).

10.14*	Directors and Officers Insurance and Company Reimbursement Policies (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 1995).

Exhibit Number	Description of Document

10.15.1*

Employment Agreement, dated March 5, 1999, between the Company and Debra A. Cafaro (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1999).

10.15.2.1*	Employment Agreement, dated as of July 31, 1998, between the Company and T. Richard Riney

10.15.2.2*	Amendment to Employment Agreement, dated as of September 30, 1999, between the Company and T. Richard Riney.

10.15.2.3*	Change-in-Control Severance Agreement, dated as May 1, 1998, between the Company and T. Richard Riney.

10.15.2.4*	Amendment to Change-in-Control Severance Agreement, dated as of September 30, 1999, between the Company and T. Richard Riney.

10.15.3*	Employment Agreement, dated as of December 2, 2002, between the Company and Richard A. Schweinhart.

10.15.4*

Employment Agreement dated September 18, 2002 by and between the Company and Raymond J. Lewis (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002).

10.15.5.1*

Employment Agreement, dated May 6, 2000, by and between the Company and Brian K. Wood (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

10.15.5.2*

First Amendment to Employment Agreement, dated January 2, 2002, between Brian K. Wood and the Company (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001).

10.16*

Separation and Release Agreement dated July 22, 2002 by and between the Company and John C. Thompson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002).

10.17.1*	Resignation and Release Agreement, dated January 28, 2003, between the Company and W. Bruce Lunsford

10.17.2*	Promissory Note entered into as of June 15, 1998, by and between Ventas Realty and W. Bruce Lunsford

10.17.3*

Amendment to Promissory Note entered into as of December 31, 1998, by and between Ventas Realty and W. Bruce Lunsford (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 1998).

12	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of Independent Auditors.

99.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Richard A. Schweinhart, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)  Reports on Form 8-K:

On November 5, 2002, the Company filed a Current Report on Form 8-K announcing that pursuant to Item 9, the Company furnished information, included as Exhibit 99.1, which included slides that accompanied a presentation regarding the Company by Debra A. Cafaro, the President and Chief Executive Officer of the Company, at the Thirteenth Annual CIBC World Markets Health Care Conference in New York City on Tuesday, November 5, 2002 at 2:30 p.m. Eastern Time.

On November 6, 2002, the Company filed a Current Report on Form 8-K announcing that on November 5, 2002, it completed the previously announced $120 million transaction with Trans Healthcare, Inc. A copy of the press release issued by the Company on November 5, 2002, was included as an Exhibit to the Current Report on Form 8-K.

On November 18, 2002, the Company filed a Current Report on Form 8-K announcing the details of the acquisition/disposition of assets and structure of the $120 million sale leaseback and loan transaction between Company, through its wholly owned subsidiary, Ventas Realty, Limited Partnership and Trans Healthcare, Inc., completed on November 5, 2002. A copy of the transaction agreements were included as Exhibits to the Current Report on Form 8-K.

On November 26, 2002, the Company filed a Current Report on Form 8-K announcing that it, together with Ventas TRS, LLC a newly formed wholly owned indirect subsidiary of the Company and certain of the Company’s other subsidiaries executed (i) a Supplemental Indenture relating to the 8 ¾% Senior Notes due 2009; and (ii) a Supplemental Indenture relating to the 9% Senior Notes due 2012. A copy of the Supplemental Indentures were included as Exhibits to the Current Report on Form 8-K.

On December 2, 2002, the Company filed a Current Report on Form 8-K announcing that it is re-issuing in an updated format its historical financial statements for the years ended December 31, 2001, 2000 and 1999 to reflect the adoption of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. A copy of the Consent of Independent Auditors and revised financial information for years ended December 31, 2001, 2000 and 1999 were included as Exhibits to the Current Report on Form 8-K.

On December 5, 2002, the Company filed a Current Report on Form 8-K announcing that Richard A. Schweinhart, 53, joined the Company as Senior Vice President and Chief Financial Officer effective December 2, 2002. A copy of the Press Release issued by the Company on December 3, 2002 was included as an Exhibit to the Current Report on Form 8-K.

On January 6, 2003, the Company filed a Current Report on Form 8-K announcing that (i) it sold the senior loan originated in the recent transaction with Trans Healthcare, Inc. to GE Capital, (ii) effective December 31, 2002, it repurchased $34 million of Senior Notes out of the proceeds of the recently completed stock offering and (iii) it settled its dispute with Atria, Inc. A copy of the Press Release issued by the Company on January 6, 2003 was included as an Exhibit to the Current Report on Form 8-K.

On January 27, 2003, the Company filed a Current Report on Form 8-K announcing that (i) it will issue its 2002 annual earnings on Wednesday, February 26, 2003 and that a conference call to discuss those earnings will be held that morning at 10:00 A.M. Eastern Time and that (ii) Debra A. Cafaro, President and Chief Executive Officer and Richard A. Schweinhart, Chief Financial Officer, will make a presentation at the UBS Warburg Global Healthcare Services Conferences on Tuesday February 4, 2003, at 2:00 P.M., Eastern Time. A copy of the Press Release issued by the Company on January 27, 2003 is included as an Exhibit to the Current Report on Form 8-K.

On January 30, 2003, the Company filed a Current Report on Form 8-K announcing that the Company’s President and Chief Executive Officer, Debra A. Cafaro, had been named to the additional position of Chairman of the Board.

On February 24, 2003, the Company filed a Current Report on Form 8-K announcing that its Board of Directors voted to increase the Company’s first quarter 2003 dividend to $0.2675 per share from the quarterly dividends of $0.2375 it paid in 2002.

Item 15(a)    Financial Statements and Supplemental Data

Ventas, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedules

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, as discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments.

/s/    Ernst & Young LLP

Chicago, Illinois

February 7, 2003

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except per share amounts)

	2002	2001
Assets
Real estate investments:
Land	$119,559	$119,771
Building and improvements	1,101,847	1,056,067

	1,221,406	1,175,838
Accumulated depreciation	(409,132)	(369,502)

Total net real estate property	812,274	806,336
Loan receivable, net	16,528	—

Total net real estate investments	828,802	806,336
Cash and cash equivalents	2,455	18,596
Restricted cash	19,953	20,773
Investment in Kindred Healthcare, Inc. common stock	16,713	55,118
Kindred Healthcare, Inc. common stock reserved for distribution	—	17,086
Deferred financing costs, net	17,704	14,153
Notes receivable from employees	4,139	3,635
Other	6,014	6,162

Total assets	$895,780	$941,859

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$707,709	$848,368
United States Settlement	43,992	54,747
Securities settlement due	37,366	—
Deferred revenue	18,883	21,027
Interest rate swap agreements	47,672	27,430
Accrued dividend	16,596	17,910
Accounts payable and other accrued liabilities	32,639	18,154
Other liabilities—disputed tax refunds and accumulated interest	14,156	14,903
Deferred income taxes	30,394	30,394

Total liabilities	949,407	1,032,933

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; issued 82,608 shares in 2002 and 73,608 in 2001	20,652	18,402
Capital in excess of par value	191,779	122,468
Unearned compensation on restricted stock	(793)	(1,000)
Accumulated other comprehensive income (loss)	(26,116)	36,174
Retained earnings (deficit)	(134,279)	(134,088)

	51,243	41,956
Treasury stock—3,730 shares in 2002 and 4,723 shares in 2001	(104,870)	(133,030)

Total stockholders’ equity (deficit)	(53,627)	(91,074)

Total liabilities and stockholders’ equity (deficit).	$895,780	$941,859

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share amounts)

	2002	2001	2000
Revenues:
Rental income	$189,517	$183,329	$228,569
Interest income from loan receivable	995	—	—
Gain on sale of Kindred common stock	5,014	15,425	—
Interest and other income	1,178	4,004	9,481

Total revenues	196,704	202,758	238,050

Expenses:
General and administrative	9,763	10,244	9,613
Professional fees	3,150	4,658	10,813
Non-recurring employee severance costs	—	—	355
United States Settlement	—	—	96,493
Loss on uncollectible amounts due from tenants	—	—	47,394
Amortization of restricted stock grants	1,853	1,734	1,339
Depreciation	42,008	41,787	41,958
Net loss on swap breakage	5,407	—	—
Swap ineffectiveness	1,850	—	—
Interest	76,524	86,175	93,570
Interest on United States Settlement	5,461	4,592	—

Total expenses	146,016	149,190	301,535

Income (loss) before provision (benefit) for income taxes, gain on disposal of real estate assets, discontinued operations and extraordinary loss	50,688	53,568	(63,485)
Provision (benefit) for income taxes	(2,200)	2,651	—

Income (loss) before gain on disposal of real estate assets, discontinued operations and extraordinary loss	52,888	50,917	(63,485)
Net gain on real estate disposals	64	290	957

Income (loss) before discontinued operations and extraordinary loss	52,952	51,207	(62,528)

Discontinued operations	23,831	681	1,283

Income (loss) before extraordinary loss	76,783	51,888	(61,245)
Extraordinary loss on extinguishment of debt	(11,077)	(1,322)	(4,207)

Net income (loss)	$65,706	$50,566	$(65,452)

Earnings (loss) per common share:
Basic:
Income (loss) before discontinued operations and extraordinary loss	$0.76	$0.75	$(0.92)
Net income (loss)	$0.95	$0.74	$(0.96)
Diluted:
Income (loss) before discontinued operations and extraordinary loss	$0.75	$0.74	$(0.92)
Net income (loss)	$0.93	$0.73	$(0.96)

Weighted average number of shares outstanding, basic	69,336	68,409	68,010
Weighted average number of shares outstanding, diluted	70,290	69,363	68,131

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002, 2001, and 2000

($’s In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Unearned Compensation On Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2000	$18,402	$139,723	$(2,080)	$—	$6,409	$(154,109)	$8,345
Net loss for the year ended December 31, 2000	—	—	—	—	(65,452)	—	(65,452)
Dividends to common stockholders —$0.91 per share	—	—	—	—	(62,280)	—	(62,280)
Proceeds from issuance of shares for stock incentive plans	—	(168)	—	—	—	190	22
Grant of restricted stock, net of forfeitures	—	(7,327)	(597)	—	—	8,436	512
Amortization of restricted stock grants	—	—	1,339	—	—	—	1,339

Balance at December 31, 2000	18,402	132,228	(1,338)	—	(121,323)	(145,483)	(117,514)
Comprehensive Income
Net income	—	—	—	—	50,566	—	50,566
Cumulative effect from change in accounting for derivatives	—	—	—	17,476	—	—	17,476
Unrealized loss on interest rate swaps	—	—	—	(23,301)	—	—	(23,301)
Unrealized gain on Kindred common stock	—	—	—	41,999	—	—	41,999

Comprehensive Income							86,740
Dividends to common stockholders — $0.92 per share	—	—	—	—	(63,331)	—	(63,331)
Proceeds from issuance of shares for Stock Plans, net	—	(3,383)	—	—	—	3,936	553
Grant of restricted stock	—	(6,377)	(1,396)	—	—	8,517	744
Amortization of restricted stock grants	—	—	1,734	—	—	—	1,734

Balance at December 31, 2001	18,402	122,468	(1,000)	36,174	(134,088)	(133,030)	(91,074)
Comprehensive Income
Net income	—	—	—	—	65,706	—	65,706
Unrealized loss on interest rate swaps.	—	—	—	(55,957)	—	—	(55,957)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the year	—	—	—	30,137	—	—	30,137
Unrealized loss on Kindred common stock	—	—	—	(31,456)	—	—	(31,456)
Reclassification adjustment for realized gain on Kindred Healthcare, Inc. common stock included in net income during the year	—	—	—	(5,014)	—	—	(5,014)

Comprehensive Income							3,416
Dividends to common stockholders — $0.95 per share	—	—	—	—	(65,897)	—	(65,897)
Proceeds from issuance of shares for offering, net	2,250	91,363	—	—	—	—	93,613
Proceeds from issuance of shares for Stock Plans, net	—	(18,627)	—	—	—	22,344	3,717
Grant of restricted stock, net of forfeitures	—	(3,425)	(1,646)	—	—	5,816	745
Amortization of restricted stock grants	—	—	1,853	—	—	—	1,853

Balance at December 31, 2002	$20,652	$191,779	$(793)	$(26,116)	$(134,279)	$(104,870)	$(53,627)

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

($’s In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$65,706	$50,566	$(65,452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	42,107	42,038	42,264
Amortization of deferred financing costs	3,706	2,332	3,236
Amortization of restricted stock grants	1,853	1,734	1,339
Normalized rents	(188)	2	(117)
Gain on sale of assets	(28,528)	(15,715)	(957)
Extraordinary loss on extinguishment of debt	11,077	1,322	4,207
United States Settlement	—	—	96,493
Amortization of deferred revenue	(2,711)	(1,673)	—
Net loss on swap breakage	5,407	—	—
Swap ineffectiveness	1,850	—	—
Other	174	49	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	820	6,120	(26,893)
Decrease (increase) in accounts receivable and other assets	(1,338)	(1,400)	23,378
Increase (decrease) in accounts payable and accrued and other liabilities	16,450	(5,482)	7,840

Net cash provided by operating activities	116,385	79,893	85,338
Cash flows from investing activities:
Purchase of furniture and equipment	(308)	(1,117)	—
Investment in real estate property	(53,000)	—	—
Investment in loan receivable	(64,931)	—	—
Proceeds from sale of loan receivable, net	49,033	—	—
Sale of real estate properties	28,620	670	5,170
Proceeds from sale of Kindred Healthcare, Inc. common stock	6,950	3,420	—
Repayment (issuance) of notes receivable from employees	(504)	(213)	189

Net cash provided by (used in) investing activities	(34,140)	2,760	5,359
Cash flows from financing activities:
Net change in borrowings under revolving line of credit	(101,301)	—	—
Proceeds from long-term debt	620,300	225,000	—
Repayment of long-term debt	(18,590)	(263,017)	(87,862)
Repayment of long-term debt through refinancing	(607,106)	—	—
Payment of swap breakage fee	(12,837)	—	—
Payment of deferred financing costs	(15,127)	(6,932)	(12,616)
Payment on the United States Settlement	(10,755)	(41,746)	—
Issuance of common stock	97,155	503	22
Cash distribution to stockholders	(50,125)	(65,266)	(42,434)

Net cash used in financing activities	(98,386)	(151,458)	(142,890)

Net decrease in cash and cash equivalents	(16,141)	(68,805)	(52,193)
Cash and cash equivalents at beginning of year	18,596	87,401	139,594

Cash and cash equivalents at end of year	$2,455	$18,596	$87,401

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$60,790	$84,700	$91,080

Supplemental schedule of noncash activities:
Receipt of Kindred Healthcare, Inc. common stock .	$—	$18,200	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (“Ventas” or the “Company”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare related facilities. As of December 31, 2002, this portfolio consisted of 44 hospitals, 220 nursing facilities and nine other healthcare and senior housing facilities in 37 states. The Company leases these facilities to healthcare operating companies under “triple-net” or “absolute-net” leases. As of December 31, 2002, Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 210 of the Company’s nursing facilities and all but one of the Company’s hospitals. The Company also has investments relating to 25 healthcare and senior housing facilities located in Ohio and Maryland. The Company operates in one segment which consists of financing, owning and leasing healthcare-related and senior housing facilities. See “Note 2—Summary of Significant Accounting Policies.”

The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of December 31, 2002, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two of the hospitals and Ventas Realty owned all of the Company’s other properties and investments.

Note 2—Summary of Significant Accounting Policies

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The Company, from time to time, incurs such charges and is currently assessing the impact that this statement will have on its consolidated financial statements.

Derivative Instruments

In June of 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. As discussed in “Note 7—Borrowing Arrangements,” the Company uses derivative instruments to protect against the risk of interest rate movements on future cash flows under its variable rate debt agreements. On January 1, 2001, the Company adopted SFAS No. 133, and at that time, designated anew the derivative instruments in accordance with the requirements of the new standard. The adoption of the standard as of January 1, 2001 resulted in the recognition of a liability of $4.1 million to reflect the fair value of the Company’s interest rate swap agreement and an identical reduction to other comprehensive income, a component of stockholders’ equity. In addition, the $21.6 million deferred gain recognized on a terminated derivative position (See “Note 7—Borrowing Arrangements”) was reclassified to other comprehensive income, resulting in a cumulative adjustment to other comprehensive income of $17.5 million. The FASB continues to issue interpretive guidance that could require changes in the Company’s application of the standard. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates, the computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. The Company reports its derivative instruments at fair value on the Consolidated Balance Sheet. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in Accumulated Other Comprehensive Income exclusive of ineffectiveness amounts which are reported in the Statement of Operations. As of December 31, 2002, a $31.6 million net unrealized loss on the derivatives is included in Accumulated Comprehensive Income. Changes in fair value of derivative instruments that are not eligible for hedge accounting are reported in the Statement of Operations. See “Note 8—Fair Values of Financial Instruments.” Fair value of derivative instruments are estimated by a third party consultant.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company, Ventas Realty, Ventas Finance and all direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Real Estate Investments

Investments in real estate properties are recorded at cost. The cost of the properties acquired is allocated between land and buildings based generally upon independent appraisals. Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years.

Impairment of Assets

Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. During the years ended December 31, 2002, 2001 and 2000, the Company did not recognize an impairment loss.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

Loan Receivable

The loan receivable is stated at the unpaid principal balance net of net deferred origination fees. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees are amortized over the contractual life of the loan using the level yield method. Interest income on the loans receivable is recorded as earned.

Comprehensive Income

SFAS 130 “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized gains and losses on equity securities classified as available–for-sale and unrealized fair value adjustments on certain derivative instruments.

Marketable Equity Securities

Marketable equity securities are classified as available-for-sale and reported on the Company’s Consolidated Balance Sheet at fair value. As of December 31, 2002, a $5.5 million unrealized gain relating to the Kindred common stock owned by the Company is included in Accumulated Other Comprehensive Income.

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $3.4 million and $4.6 million at December 31, 2002 and 2001, respectively.

Revenue Recognition

Rental revenue is recognized as earned over the terms of the related leases which are treated as operating leases. Such income includes periodic increases based on pre-determined formulas as defined in the lease agreements. See “Note 11—Transactions with Kindred.” Certain leases with tenants other than Kindred contain provisions relating to increases in rental payments over the terms of the leases. Rental income under these leases is recognized over the term of each lease on a straight-line basis.

Stock Based Compensation

The Company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”), compensation expense is not recognized for these stock option grants.

In addition, the Company grants shares of restricted stock to certain executive officers and directors. Shares of restricted stock vest cumulatively in two to four equal annual installments beginning either on the date of grant or on first anniversary of the date of the grant. In accordance with the provisions of Opinion No. 25, compensation expense is recognized for these restricted stock grants over the vesting period.

Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of rental revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

The Company has one primary reportable segment, which consists of investment in real estate. The Company’s primary business is financing, owning and leasing healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties, primarily Kindred. See “Note 4—Concentration of Credit Risk.” All of the Company’s leases are triple-net leases, which require the tenants to pay all property related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expenses, except for interest expense relating to the United States Settlement (as defined in “Note 11—Transactions with Kindred—Settlement of United States Claims”), reflected in the consolidated statement of operations relate to the ownership of the Company’s investment in real estate.

Note 3—Revenues from Properties

Approximately 98.4% of the Company’s rental revenue for the year ended December 31, 2002 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Kindred Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the “Kindred CMBS Master Lease,” and, collectively with the Kindred Amended Master Leases, the “Kindred Master Leases”).

Each Kindred Master Lease is a “triple-net lease” or an “absolute-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Kindred Master Lease). The initial aggregate annual Base Rent was $180.7 million from May 1, 2001 to April 30, 2002. For the period from May 1, 2002 through April 30, 2004, Base Rent, payable all in cash, escalates on May 1 of each year at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Kindred Master Leases) if certain Kindred revenue parameters are met. Assuming such Kindred revenue parameters are met, annual Base Rent under the Kindred Master Leases would be $192.4 million from May 1, 2003 to April 30, 2004.

Each Master Lease provides that beginning May 1, 2004, if Kindred refinances its senior secured indebtedness entered into in connection with the Kindred Reorganization Plan or takes other similar action (a “Kindred Refinancing”), the 3.5% annual escalator will be paid in cash. If a Kindred Refinancing has not occurred, then on May 1, 2004, the annual aggregate Base Rent will be comprised of (a) Base Rent payable in cash which will escalate annually by an amount equal to 2% of Prior Period Base Rent, and (b) an additional annual non-cash accrued escalator amount of 1.5% of the Prior Period Base Rent which will accrete from year to year including an interest accrual at LIBOR (as defined in the Kindred Master Leases) plus 450 basis points (compounded annually) to be added to the annual accreted amount (but such interest will not be added to the aggregate Base Rent in subsequent years) (the “Unpaid Accrued Rent”). The Unpaid Accrued Rent will become payable, and all future Base Rent escalators will be payable in cash, upon the occurrence of a Kindred Refinancing. Under certain circumstances, the Company’s right to receive payment of the Unpaid Accrued Rent is subordinate to the receipt of payment by the lenders of Kindred’s senior secured indebtedness. Upon the occurrence of a Kindred Refinancing, the Base Rent payable in cash will thereafter escalate at the annual rate of 3.5% and there will be no further accrual feature for rents arising after the occurrence of such events.

The future contracted minimum rentals, excluding rent escalations and excluding the amortization of the value of the Kindred common stock and the $4.5 million in cash received on the date Kindred’s plan of reorganization (the “Kindred Reorganization Plan”) became effective (the “Kindred Effective Date”), but with normalized rents where applicable, for the remainder of the initial terms of the Kindred Master Leases and the Company’s leases with tenants other than Kindred are as follows (see “Note 11—Transactions with Kindred”):

	Kindred	Other(1)	Total
	($’s in thousands)
2003	$185,896	$7,835	$193,731
2004	185,896	7,812	193,708
2005	185,896	7,812	193,708
2006	185,896	7,812	193,708
2007	185,896	7,812	193,708
Thereafter	442,142	39,764	481,906

Total	$1,371,622	$78,847	$1,450,469

(1)	Excludes contractual rent obligations from certain tenants that are currently in default under the terms of their respective leases.

Note 4—Concentration of Credit Risk

As of December 31, 2002, 71.4% of the Company’s real estate properties related to skilled nursing facilities, based on the original cost of such investments. The remaining real estate properties consist of hospitals, assisted living facilities and personal care facilities and real estate loans. The Company’s facilities are located in 37 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s rental revenues. Approximately 93.8% of the Company’s real estate properties, based on the original cost of such investments, are operated by Kindred and approximately 98.4% of rental revenue in 2002 was derived from the Kindred Master Leases.

Because the Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company’s rental revenues, Kindred’s financial condition and ability and willingness to satisfy its rent obligations under the Kindred Master Leases and certain other agreements will significantly impact the Company’s rental revenues and its ability to service its indebtedness and its obligations under the United States Settlement (as defined in “Note 11—Transactions with Kindred—Settlement of United States Claims”) and to make distributions to its stockholders. On September 13, 1999, Kindred filed for protection under the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, and the Kindred Plan of Reorganization became effective and Kindred emerged from bankruptcy on April 20, 2001. Despite Kindred’s emergence from bankruptcy, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Kindred Master Leases or that Kindred will perform its obligations under the Kindred Master Leases. The inability or unwillingness of Kindred to satisfy its obligations under the Kindred Master Leases would have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company’s ability to service its indebtedness and its obligations under the United States Settlement and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

On October 10, 2002, Kindred announced that it will record a substantial increase in costs related to professional liability claims, primarily claims related to skilled nursing facility operations conducted in Florida. The cash rent from the 15 Florida skilled nursing facilities the Company leases to Kindred is approximately $8.5 million annually, which constitutes approximately 4.6% of the total $186 million in annualized rent payable to the Company by Kindred. The Company believes that under the terms of its leases with Kindred, Kindred is not entitled to abandon the leased properties, reduce the rent, or receive other concessions based on the increases in professional liability costs.

On December 11, 2002, Kindred publicly announced that it had entered into a non-binding letter of intent with Senior Health Management, LLC (“Senior Health Management”) to transfer the operations of Kindred’s 18 skilled nursing facilities in Florida, including the 15 skilled nursing facilities in Florida that Kindred leases from the Company, and to sublease the Company’s 15 facilities to Senior Health Management or its designee. The announcement indicated that consummation of the proposed transaction is subject to a number of material closing conditions, including approval from Kindred’s lenders and regulatory and governmental approvals. Kindred stated that the lease payments under the proposed subleases would be equal to the lease payments under the primary leases and that Kindred will remain a primary obligor under the lease with the Company. The Company believes that it has the right to consent to the proposed sublease of the 15 skilled facilities in Florida held by Kindred, and intends to defend vigorously any legal actions arising out of its withholding of such consent. However, there can be no assurance as to what the outcome of any such action on the part of Kindred might be or the ultimate effects it might have on the Company’s financial condition, results of operations, or the share price of the Company’s common stock.

The Company has been discussing strategic alternatives regarding the skilled nursing facilities in Florida with Kindred. The Company currently intends to work with Kindred to permit it to exit the Florida skilled nursing facility market on terms acceptable to the Company. The Company is evaluating its alternatives in the event no agreement is reached with Kindred, including the initiation of legal proceedings. However, there can be no assurance as to the outcome of the Company’s discussion with Kindred or when or if any exit by Kindred from the Florida skilled nursing facility market will occur.

Note 5—Dispositions

In accordance with SFAS 144 effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. Interest expense allocated to Discontinued Operations has been estimated based on a proportional allocation of rental income among all of the Company’s facilities.

On March 13, 2002, the Company sold a 125 licensed bed skilled nursing facility located in Las Vegas, Nevada to an unrelated third party for $1.8 million and recognized a gain of $1.1 million which was reported as a component of Discontinued Operations. The Company applied net proceeds of $1.5 million as a prepayment of the Company’s indebtedness under the 2000 Credit Agreement. On June 21, 2002, the Company sold a 164 licensed bed hospital facility located in Arlington, Virginia to an unrelated third party and recognized a gain of approximately $22.4 million. The Company applied net proceeds of $27.1 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement.

Set forth below is a summary of the results of operations of the Arlington hospital and the Las Vegas skilled nursing facility through their respective disposition dates:

	For the year ended December 31,
	2002	2001	2000
Rental income	$715	$1,823	$4,272

Interest	235	857	1,749
Loss on uncollectible amounts due from tenants	—	—	934
Depreciation	99	251	306

Income before gain on sale of real estate and income tax	381	715	1,283
Gain on sale of real estate	23,450	—	—

Income before income tax	23,831	715	1,283
Provision for income tax	—	34	—

Discontinued Operations	$23,831	$681	$1,283

Note 6—Other Acquisitions and Dispositions

Transactions with Trans Healthcare, Inc.

On November 4, 2002, the Company, through its wholly owned subsidiary Ventas Realty, completed a $120.0 million transaction (the “THI Transaction”) with Trans Healthcare, Inc., a privately owned long-term care and hospital company (“THI”). The THI Transaction was structured as a $53.0 million sale leaseback transaction (the “THI Sale Leaseback”) and a $67.0 million loan (the “THI Loan”), comprised of a first mortgage loan (the “THI Senior Loan”) and a mezzanine loan (the “THI Mezzanine Loan”). Following a sale of the THI Senior Loan in December 2002 (see below), the Company’s investment in THI was $70.0 million.

As part of the THI Sale Leaseback, Ventas Realty purchased 5 properties and is leasing them back to THI under a “triple-net” master lease (the “THI Master Lease”). The properties subject to the Sale Leaseback are four skilled nursing facilities and one continuing care retirement community that is comprised of one skilled nursing facility, one rehabilitation hospital, and one assisted living facility. Three of the properties are located in Maryland and two are located in Ohio. These properties contain a total of 770 beds. The THI Master Lease, which has an initial term of ten years, provides for annual base rent of $5.9 million. The THI Master Lease provides that if THI meets specified revenue parameters, annual base rent will escalate each year by the greater of (i) three percent or (ii) 50% of the consumer price index.

The THI Senior Loan, with an outstanding balance of approximately $50.0 million on December 27, 2002, is secured by 17 skilled nursing facilities and one related assisted living facility. Fourteen of these properties are located in Ohio and four are located in Maryland. These properties contain a total of 1,402 beds. The THI Senior Loan bears interest at LIBOR plus 367 basis points, inclusive of upfront fees (with a LIBOR floor of three percent). The THI Senior Loan matures in three years, and THI holds options to exercise two one-year extensions upon satisfaction of certain conditions.

The THI Mezzanine Loan, with a current principal balance of approximately $17.0 million, bears interest, inclusive of upfront fees, of 18% per annum and is secured by equity pledges in THI and certain of its subsidiaries that own and operate the 18 facilities that also collateralize the THI Senior Loan, liens on four additional healthcare/senior housing properties, and interests in three additional properties operated by THI. The THI Transaction collectively covers a total of 32 facilities: 18 skilled nursing facilities, four assisted living facilities, and one rehabilitation hospital containing 1,546 beds in Ohio; and nine skilled nursing facilities containing 1,206 beds in Maryland. Annualized interest on the THI Mezzanine Loan is expected to be approximately $3.0 million. The Company funded the transaction by drawing on its revolving credit facility under its Second Amended and Restated Credit, Security and Guaranty Agreement, dated as of April 17, 2002 (the “2002 Credit Agreement”).

Sale of THI Senior Loan

On December 27, 2002, the Company sold the THI Senior Loan to GE Capital Credit Corporation (“GECC”), generating net proceeds of $49.0 million, recognizing a minimal gain as a result of the sale.

Note 7—Borrowing Arrangements

The following is a summary of the Company’s long-term debt and certain interest rate and maturity information as of December 31, 2002 and 2001 (in thousands):

	December 31, 2002	December 31, 2001

2002 Credit Agreement—$290.0 million revolving credit line, bearing interest at LIBOR plus 2.75% or the Base Rate plus 1.25% (4.44% at December 31, 2002)	$59,300	$—

2002 Credit Agreement—Tranche B Term Loan, bearing interest at LIBOR plus 2.50% (4.34% at December 31, 2002)	59,700	—

2000 Credit Agreement–$25.0 million revolving credit line, bearing interest at either LIBOR plus 2.75% or the Base Rate plus 1.75% ($17.8 million available as of December 31, 2001)	—	—

2000 Credit Agreement–Tranche B Loan, bearing interest at a rate of LIBOR plus 3.25% (5.16% at December 31, 2001)	—	150,000

2000 Credit Agreement–Tranche C Loan, bearing interest at a rate of LIBOR plus 4.25% (6.16% at December 31, 2001)	—	473,368

Senior Notes due 2009, bearing interest at 8¾%	174,217	—

Senior Notes due 2012, bearing interest at 9%	191,821	—

CMBS Loan, bearing interest at a nominal weighted average rate of LIBOR plus 1.4651% and 1.4589% at December 31, 2002 and 2001, respectively (2.8964% at December 31, 2002 and 3.4002% at December 31, 2001), due December 9, 2006	222,671	225,000

	$707,709	$848,368

The 2000 Credit Agreement

On January 31, 2000, the Company entered into the 2000 Credit Agreement. The loans under the 2000 Credit Agreement were pre-payable without premium or penalty. The 2000 Credit Agreement was secured by liens on substantially all of the Company’s real property and any related leases, rents and personal property (other than the 40 skilled nursing facilities securing the CMBS Loan (as defined below)). On April 17, 2002, the Company used the proceeds of the Senior Notes Offering and certain borrowings under the 2002 Credit Agreement, in addition to cash on hand, to repay all outstanding indebtedness under the 2000 Credit Agreement. See “—Use of Proceeds; Repayment of 2000 Credit Agreement.”

CMBS Transaction

On December 12, 2001, the Company raised $225 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the “CMBS Transaction”). Under a Loan and Security

Agreement dated as of December 12, 2001 (the “CMBS Loan Agreement”), Ventas Finance obtained a loan in the principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc., as lender (the “CMBS Lender”). The CMBS Loan is comprised of six components (i) a component in the original principal amount of $125,230,000 which bears interest at LIBOR plus 0.8665%; (ii) a component in the original principal amount of $17,970,000 which bears interest at LIBOR plus 1.1665%; (iii) a component in the original principal amount of $8,860,000 which bears interest at LIBOR plus 1.5165%; (iv) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 1.9665%; (v) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 2.6665%; and (vi) a component in the original principal amount of $19,280,000 which bears interest at LIBOR plus 3.1665%. Principal of and interest on the CMBS Loan is payable monthly. Principal payments on the CMBS Loan were calculated based upon a 25-year amortization schedule using an assumed interest rate of 9.46% per annum. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $211.0 million will be due, assuming all scheduled amortization payments are made and no prepayments are made on the CMBS Loan. The CMBS Loan may be prepaid in whole or in part at any time and from time to time without penalty or premium.

On December 12, 2001, the Company used $212.8 million of the proceeds from the CMBS Loan to pay down a portion of the outstanding principal under the 2000 Credit Agreement. The Company recognized a $1.3 million extraordinary loss relating to the partial write-off of unamortized deferred financing costs as a result of the aforementioned prepayments under the 2000 Credit Agreement.

The CMBS Loan is secured by liens on the 40 skilled nursing facilities (the “CMBS Properties”) transferred by Ventas Realty to Ventas Finance and leased to Kindred under a Kindred Master Lease (the “Kindred CMBS Master Lease”). Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and the Company.

Ventas Finance is required to maintain or cause to be maintained the following reserve accounts under the CMBS Loan Agreement: (a) a debt service reserve account in an amount of $5.0 million to cover shortfalls in cash available for debt service on the CMBS Loan, (b) an imposition and insurance reserve for the payment of real property taxes and insurance premiums with respect to the CMBS Properties, and (c) a replacement reserve account in the amount of $1.58 million for the payment of the cost of capital improvements made to the CMBS Properties. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the Kindred CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at December 31, 2002 included $5.0 million related to the debt service reserve account for the CMBS Loan.

Monthly rental amounts under the Kindred CMBS Master Lease are deposited directly by Kindred into a central account for the benefit of the CMBS Lender. Amounts in the central account are applied to pay the monthly principal and interest payments on the CMBS Loan and to fund the reserve accounts required under the CMBS Loan Agreement. Amounts remaining in the central account after the payment of the current month’s principal and interest payment and the funding of the reserve accounts are distributed to Ventas Finance, provided no event of default has occurred and is continuing under the CMBS Loan Agreement and provided a Cash Flow Sweep Event (as defined below) has not occurred. The central account is swept on a daily basis.

During the continuance of an event of default or a Cash Flow Sweep Event, all amounts in the central account in excess of the current month’s principal and interest payment and the required reserve payments will be deposited into an account and applied as a prepayment of the CMBS Loan on the next monthly payment date. A “Cash Flow Sweep Event” occurs as of any date of determination if (the “Coverage Test”) (a) the ratio of (i) the aggregate net cash flow from the CMBS Properties for the applicable quarter to (ii) the debt service on the CMBS Loan for the same quarter, is less than 1.50 to 1, or (b) the aggregate net cash flow from the CMBS Properties for the applicable quarter does not equal or exceed the rent payable under the Kindred CMBS Master Lease for the same quarter. No Cash Flow Sweep Event will occur at any time while the Coverage Test is satisfied.

The 2002 Credit Agreement

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). Under the 2002 Credit Agreement, Ventas Realty obtained a $350.0 million credit facility (the “Total Commitments”) consisting of a $60.0 million term loan (the “Tranche B Term Loan”) and a $290.0 million revolving credit facility (the “Revolving Credit Facility”). The 2002 Credit Agreement also permits Ventas Realty to obtain an additional term loan in an amount of not less than $50.0 million, but not more than the remaining unused portion of the Total Commitments, subject to the conditions set forth in the 2002 Credit Agreement (the “Tranche C Term Loan”). Subject to the terms of, and the satisfaction of certain conditions set forth in, the 2002 Credit Agreement, Ventas Realty has the option to increase the Total Commitments (in the form of term and/or revolving loans) to an amount not to exceed $450.0 million.

The outstanding aggregate principal balance of the Tranche B Term Loan, the Tranche C Term Loan and the Revolving Credit Facility may not collectively exceed either (a) the Borrowing Base (as described below) or (b) the Total Commitments. As of December 31, 2002, the outstanding principal balance of the Tranche B Term Loan was $59.7 million and the outstanding principal balance under the Revolving Credit Facility was $59.3 million. As of December 31, 2002, there was no Tranche C Term Loan.

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

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate (as defined in the 2002 Credit Agreement). With respect to revolving loans under the Revolving Credit Facility:

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

The Consolidated Leverage Ratio is generally the ratio of debt of the Company and its consolidated subsidiaries (excluding the United States Settlement, and net of unrestricted cash and cash equivalents) measured on the last day of the applicable fiscal quarter, to EBITDA of the Company and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending as of such day, as more particularly described in the 2002 Credit Agreement. The Applicable Percentage as of the period ended December 31, 2002 was based on pricing level II.

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

The Company (and any other owner of mortgaged property securing Ventas Realty’s obligations under the 2002 Credit Agreement from time to time) has guaranteed Ventas Realty’s obligations under the 2002 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral from time to time. Currently, 59 real properties owned by Ventas Realty are mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”). As of December 31, 2002, the carrying value of the 59 Borrowing Base Properties was $161.6 million. All 59 Borrowing Base Properties are leased to Kindred pursuant to Kindred Master Lease No. 1.

The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. As of December 31, 2002, the Borrowing Base was $304.3 million, and the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $119.0 million, and the remaining availability under the 2002 Credit Agreement was $185.3 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

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

Senior Notes Offering

On the 2002 Refinancing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (collectively, the “Issuers”), completed the offering (the “Senior Notes Offering”) of 8-3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”). The 2009 Senior Notes and the 2012 Senior Notes were issued under separate Indentures, each dated as of April 17, 2002 (collectively, the “Indentures”) and mature on May 1, 2009 and May 1, 2012, respectively. As of December 31, 2002, $174.2 million principal amount was outstanding under the 2009 Senior Notes and $191.8 million principal amount was outstanding under the 2012 Senior Notes.

The Senior Notes are unconditionally guaranteed on a senior unsecured basis by the Company and by certain of the Company’s current and future subsidiaries as described in the Indentures (collectively, the “Guarantors”). The Senior Notes are part of the general unsecured obligations of the Company and Ventas Realty, rank equal in right of payment with all existing and future senior obligations of the Company and Ventas Realty, and rank senior to all existing and future subordinated indebtedness of the Company and Ventas Realty. However, the Senior Notes are effectively subordinated to all borrowings under the 2002 Credit Agreement with respect to Borrowing Base Properties and any future assets securing indebtedness under the 2002 Credit Agreement. In addition, the Senior Notes are structurally subordinated to approximately $222.7 million of indebtedness relating to the CMBS Transaction that is secured by the CMBS Properties. The Issuers may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the principal amount, plus accrued and unpaid interest to the date of redemption and a make-whole premium as described in the Indentures.

If the Company experiences certain kinds of changes of control, as described in the Indentures, the Issuers must make an offer to repurchase the Senior Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s and S&P have confirmed their ratings of the Senior Notes and certain other conditions are met as set forth in the Indentures, this repurchase obligation will not apply.

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

Pursuant to the registration rights agreement entered into in connection with the Senior Notes Offering, on July 25, 2002, the Issuers and Guarantors completed an offer to exchange the Senior Notes with a new series of notes that are registered under the Securities Act and are otherwise substantially identical to the outstanding Senior Notes, except that certain transfer restrictions, registration rights and liquidated damages relating to the outstanding Senior Notes do not apply to the new notes. The Company did not receive any additional proceeds in connection with the exchange offer.

On December 31, 2002, the Company repurchased $34.0 million principal of Senior Notes with a portion of the proceeds of the Equity Offering. The Company purchased $0.8 million principal of 2009 Senior Notes and $33.2 million principal of 2012 Senior Notes in open market purchases. The total purchase price aggregated $37.4 million and is reflected in the Consolidated Balance Sheet as securities settlement due. As a result of these purchases, the Company reported an extraordinary loss of $4.2 million in the fourth quarter ended December 31, 2002. The Company does not have any current intention to repurchase any additional Senior Notes.

Scheduled Maturities of Borrowing Arrangements

The Company’s indebtedness has the following maturities (in thousands):

2003	$3,159
2004	3,412
2005	62,990
2006	214,810
2007	57,300
Thereafter	366,038

$707,709

Use of Proceeds; Repayment of 2000 Credit Agreement

On April 17, 2002, the Company used (i) the $400.0 million gross proceeds from the Senior Notes Offering, (ii) $220.3 million of borrowings under the 2002 Credit Agreement (consisting of $60.0 million of borrowings under the Tranche B Term Loan and $160.3 million of borrowings under the Revolving Credit Facility) and (iii) approximately $14.3 million cash on hand to: (a) repay all outstanding indebtedness under the 2000 Credit Agreement, (b) pay certain closing costs, fees and expenses, and (c) pay a one-time $13.6 million breakage cost relating to the termination of $350.0 million notional amount of the 1998 Swap (defined below). The $13.6 million breakage cost is composed of (i) a $12.8 million swap breakage fee and (ii) $0.8 million of accrued interest on the terminated $350.0 million notional amount for the period April 1, 2002 through April 17, 2002. The Company recorded a $6.9 million extraordinary loss to write-off unamortized deferred financing costs relating to the 2000 Credit Agreement. For the year ended December 31, 2000, the Company also incurred an extraordinary loss of approximately $4.2 million relating to the write-off of the unamortized deferred financing costs associated with a prior credit agreement.

Derivatives and Hedging

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Company currently has two interest rate swaps to manage interest rate risk. The Company prohibits the use of derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, the Company does not anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

One of the Company’s interest rate swap agreements has a notional principal amount as of December 31, 2002 of $425.0 million (the “1998 Swap”). Under the 1998 Swap the Company pays a fixed rate at 5.985% and receives LIBOR (floating rate) expiring June 30, 2003.

The terms of the 1998 Swap require that the Company make a cash deposit or otherwise post collateral to the counterparty if the fair value loss to the Company exceeds certain levels (the “Threshold Level”). On April 17, 2002, in connection with the partial swap breakage payment, the Company and the counterparty under the 1998 Swap agreed to reduce the Threshold Level to a nonvariable level of $20.0 million. The 1998 Swap was in an unrealized loss position to the Company of $9.8 million on December 31, 2002. Therefore, no collateral was required to be posted.

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

Prior to the 2002 Refinancing Date, the 1998 Swap had an $800.0 million notional amount. On the 2002 Refinancing Date, as a result of the consummation of the Senior Notes Offering and the establishment of the new credit facility under the 2002 Credit Agreement, all of the outstanding indebtedness under the 2000 Credit Agreement was repaid in full. Consequently, the Company no longer expects variable rate debt held by the Company to exceed $450.0 million in the foreseeable future. Accordingly, on April 17, 2002, the Company entered into an agreement with the 1998 Swap counterparty to break $350.0 million of the $800.0 million 1998 Swap notional amount in exchange for a payment to the counterparty of approximately $12.8 million. Additionally, a portion of the previously deferred gain recorded in connection with the 1999 transaction to shorten the maturity of the 1998 Swap also was impacted by the change in expectation. Based on the Company’s previous designation of the 1998 Swap to hedge the Company’s exposure to variable rate debt, the $12.8 million partial swap breakage cost and $7.4 million of the approximately $21.6 million deferred gain, both of which were previously recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income, were recognized as a net expense of $5.4 million in the Statement of Operations. The balance of the $21.6 million (or $14.2 million deferred gain) will be amortized in the Company’s Statement of Operations as an offset to interest expense from July 1, 2003 through December 31, 2007.

The 1998 Swap is treated as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Over time, the unrealized gains and losses recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Assuming no changes in interest rates, the Company estimates that approximately $8.7 million of the current balance recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be recognized as interest expense within the next twelve months consistent with historical reporting. The amount reclassified into interest expense on the 1998 Swap for the twelve months ended December 31, 2002 was $23.9 million, excluding the $5.4 million net loss on swap breakage. In addition, a portion of the unrealized loss on the 1998 Swap previously reported in Accumulated Other Comprehensive Income has been reclassified to operations for the year ended December 31, 2002 to reflect the excess of the notional amount of the 1998 Swap and 2003- 2008 Swap over the anticipated variable rate debt balances in the future. An expense of $1.9 million has been recognized in the Statement of Operations to reflect this anticipated overhedged position.

On September 28, 2001, the Company entered into a second interest rate swap agreement in the notional amount of $450.0 million (the “2003-2008 Swap”) to hedge floating-rate debt for the period between July 1, 2003 and June 30, 2008, under which the Company pays a fixed rate at 5.385% and receives LIBOR from the counterparty to the agreement. The 2003-2008 Swap is treated as a cash flow hedge. The amount reclassified into interest expense on the 2003-2008 Swap for the twelve months ended December 31, 2002 was $0.8 million. Assuming no changes in interest rates, the Company estimates that approximately $9.7 million of the current balance recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be recognized as interest expense within the next twelve months consistent with historical reporting. There are no collateral requirements under this agreement. The notional amount of the 2003-2008 Swap is $450.0 million and is scheduled to decline as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

The Company is exposed to credit loss in the event of the non-performance by the counterparty to an interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties to the 1998 Swap or the 2003-2008 Swap.

In accordance with the terms of the CMBS Loan Agreement, on December 11, 2001, Ventas Finance purchased an interest rate cap from a highly rated counterparty (the “Buy Cap”). Because the Company already hedged its consolidated interest rate risk through the 1998 Swap and 2003-2008 Swap, on December 11, 2001 the Company sold an interest rate cap (the “Sell Cap”) for the same notional value ($225.0 million) and on the same terms (5 year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company’s balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

At December 31, 2002, the 1998 Swap and 2003-2008 Swap were reported at their fair value of $47.7 million in liabilities in the Consolidated Balance Sheet. The offsetting entry, exclusive of the $1.9 million ineffectiveness discussed above, is reported as a deferred loss in Accumulated Other Comprehensive Income. The Buy and Sell Caps are reported at their fair value of approximately $1.3 million in other assets and other liabilities, respectively, in the Consolidated Balance Sheet. The offsetting adjustments for the Buy Cap and the Sell Cap are reported in the Consolidated Statement of Operations and net to zero.

Note 8—Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments.

•	Investment in Kindred Common Stock: The fair value is based on the quoted market value on December 31, 2002.

•	Real estate loan receivable: The fair value of the Company’s loan receivable approximates its net carrying value, based on rates offered for similar arrangements.

•	Notes receivable from employees: The fair values of the notes receivable from employees are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•	Interest rate swap and cap agreements: The fair values of the Company’s interest rate swap and interest rate cap agreements are based on rates being offered for similar arrangements which consider forward yield curves and discount rates.

•	2000 Credit Agreement: The fair values of the Company’s borrowings under variable rate agreements approximate their carrying value.

•	2002 Credit Agreement: The fair values of the Company’s borrowings under variable rate agreements approximate their carrying value.

•	Senior Notes payable: The fair values of the Company’s borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

•	United States Settlement: The fair value of the Company’s settlement with the United States approximates its carrying value.

•	Commercial Mortgage Backed Securities: The fair values of the Company’s borrowings under the CMBS Loan’s variable rate agreements approximate their carrying value.

At December 31, 2002 and 2001 the carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,455	$2,455	$18,596	$18,596
Investment in Kindred Common Stock	16,713	16,713	55,118	55,118
Purchased interest rate cap (Buy Cap)	1,286	1,286	3,051	3,051
Real estate loan receivable	16,528	16,528	—	—
Notes receivable from employees	4,139	4,529	3,635	3,324
Interest rate swap agreements	(47,672)	(47,672)	(27,430)	(27,430)
2000 Credit Agreement	—	—	(623,368)	(623,368)
2002 Credit Agreement	(119,000)	(119,000)	—	—
Senior Notes payable	(366,038)	(377,107)	—	—
United States Settlement	(43,992)	(43,992)	(54,747)	(54,747)
Commercial Mortgage Backed Securities (“CMBS Loan”)	(222,671)	(222,671)	(225,000)	(225,000)
Written interest rate cap (Sell Cap)	(1,286)	(1,286)	(3,051)	(3,051)

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

Note 9—Stockholders’ Equity and Stock Options

The Company has five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors and one plan under which certain directors may receive common stock of the Company in lieu of director fees (the following are collectively referred to as the “Plans”): (1) The 1987 Incentive Compensation Program (Employee Plan); (2) The 2000 Incentive Compensation Plan (Employee Plan); (3) The 1987 Stock Option Plan for Non-Employee Directors; (4) The 2000 Stock Option Plan for Directors; (5) The TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; and (6) The Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”). On May 23, 2000, the Company’s shareholders voted in favor of the amendment and restatement of the 1997 Stock Option Plan for Non-Employee Directors as the 2000 Stock Option Plan for Directors and the amendment and restatement of the 1997 Incentive Compensation Plan as the 2000 Incentive Compensation Plan (the “2000 Incentive Plan”). As part of the amendment and restatement of the 2000 Incentive Plan, the Company’s Board of Directors increased the number of shares reserved for issuance under the 2000 Incentive Plan by 2.22 million shares and increased the maximum number of shares with respect to which stock options can be granted during a calendar year to any given individual to 750,000 shares.

Under the Plans (other than the Directors Stock Purchase Plan), options are exercisable at the market price at the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. The Company has also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. The options and shares of restricted stock that have been granted outside the Plans vest over varying periods and the options are exercisable at the market price at the date of grant and expire ten years from the date of grant. As of December 31, 2002, options for 3,794,092 shares had been granted to eligible participants and remained outstanding (including options granted prior to the 1998 Spin Off and held by Kindred employees) under the provisions of the Plans. As of December 31, 2002, options for 391,361 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding. The Company granted 200,634, 308,250 and 466,705 shares of restricted stock for the years ended

December 31, 2002, 2001 and 2000, respectively. The market value of the restricted shares on the date of the award has been recorded as unearned compensation on restricted stock, with the unamortized balance shown as a separate component of stockholders’ equity. Unearned compensation is amortized to expense over the vesting period, with charges to operations of approximately $1.9 million in 2002, $1.7 million in 2001 and $1.3 million in 2000, respectively.

The Company only utilizes the 2000 Incentive Compensation Plan (Employee Plan), the 2000 Stock Option Plan for Directors and the Directors Stock Purchase Plan for option and stock grants and stock issuances. Under the terms of the Ventas, Inc. 2000 Incentive Compensation Plan (Employee Plan), 5,620,000 shares are reserved for grants to be issued to employees. Under the terms of the Ventas, Inc. 2000 Stock Option Plan for Directors, 200,000 shares are reserved for grants or issuance to the chairman of the board and non-employee directors. Under the terms of the Directors Stock Purchase Plan, 200,000 shares are reserved for issuance to the chairman of the board and non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option. As of December 31, 2002, the number of shares available for future grants or issuance under the Ventas, Inc. 2000 Incentive Compensation Plan (Employee Plan), the Ventas, Inc. 2000 Stock Option Plan for Directors, and the Directors Stock Purchase Plan are 1,977,241, 88,000 and 181,284, respectively. No additional grants are permitted under the 1987 Incentive Compensation Program, the 1987 Stock Option Plan for Non-Employee Directors and the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. As a result, the shares reserved under these three Plans equal the options outstanding under such Plans. As of December 31, 2002, the Company has reserved 2,200,023 shares for these Plans.

The following is a summary of stock option activity for the Company in 2002, 2001 and 2000:

A.    2002 Activity

Activity	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at beginning of year	4,834,219	$0.1231	—	$26.0476	$12.0116
Options Granted	379,390	11.86	—	13.41	11.9621
Options Exercised	(774,770)	3.3125	—	10.8125	4.5710
Options Canceled	(253,386)	0.1970	—	19.8531	13.5480

Outstanding at end of year	4,185,453	3.3125	—	26.0476	13.3002

Exercisable at end of year	3,798,409	$3.3125	—	$26.0476	$13.6476

B.    2001 Activity

Activity	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at beginning of year	4,745,636	$0.1231	—	$26.0476	$12.7134
Options Granted	603,705	5.875	—	12.0600	7.3180
Options Exercised	(134,408)	3.3125	—	10.3421	5.5095
Options Canceled	(380,714)	3.3125	—	24.1623	15.6160

Outstanding at end of year	4,834,219	0.1231	—	26.0476	12.0116

Exercisable at end of year	4,053,519	$0.1231	—	$26.0476	$12.6054

C.    2000 Activity

Activity	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at beginning of year	5,066,530	$0.1231	—	$27.0095	$13.4575
Options Granted	319,739	3.3125	—	4.0000	3.3481
Options Exercised	(19,688)	0.8000	—	3.0595	1.1228
Options Canceled	(620,945)	0.6279	—	27.0095	14.3051

Outstanding at end of year	4,745,636	0.1231	—	26.0476	12.7134

Exercisable at end of year	3,631,587	$0.1231	—	$26.0476	$13.2590

A summary of stock options outstanding at December 31, 2002 follows:

Range of Exercise Prices	Outstanding As of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2002	Weighted Average Exercise Price
$ 3.3125 to $ 8.0000	875,917	7.3	$5.8556	723,866	$5.7065
$ 8.0001 to $13.7400	1,292,497	5.8	12.6412	1,057,504	12.7744
$13.7401 to $18.6200	1,475,200	3.8	16.2284	1,475,200	16.2284
$18.6201 to $26.0500	541,839	4.1	18.9346	541,839	18.9346

	4,185,453	5.2	$13.3002	3,798,409	$13.6476

In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under SFAS No. 123, the estimated fair value of the options is amortized to expense over the option’s vesting period. The estimated fair value of options granted for the years ended December 31, 2002, 2001 and 2000 was approximately $337,100, $633,300 and $135,800, respectively.

Pro forma information follows (in thousands, except per share amounts):

	2002	2001	2000
Pro forma income (loss) available to common stockholders	$65,137	$47,338	$(69,138)
Pro forma earnings (loss) per common share:
Diluted	$0.93	$0.68	$(1.02)

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	2002	2001	2000
Risk free interest rate	4.1%	5.2%	6.7%
Dividend yield	9.0%	8.0%	14.0%
Volatility factors of the expected market price for the Company’s common stock	.276%	.437%	.567%
Weighted average expected life of options	9 years	9 years	8 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 10—Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 as amended (the “Code”), commencing with the year that ended December 31, 1999. The Company intends to continue to operate in such a manner as to enable it to qualify as a REIT. The Company’s actual qualification and taxation as a REIT depends upon its ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests imposed under the Code.

No net provision for income taxes has been recorded in the Consolidated Financial Statements for the year ended December 31, 2000 due to the Company’s belief that it qualified as a REIT, the distribution of 95% of its

2000 taxable income as a dividend and the existence of carryforward operating losses that offset the remaining 2000 liability for federal corporate income taxes. As a result of the uncertainties relating to the Company’s ability to retain its operating loss carryforwards, the Company has recorded a provision for taxes on the 10% of its estimated 2001 taxable income which the Company did not distribute as a dividend. The 5.0% effective tax rate for 2001 was determined based on the 35% federal statutory rate plus an incremental state rate less the dividends paid deduction. In the third quarter of 2002, the Company filed its 2001 federal tax return on which it elected to apply certain 2002 dividend payments in excess of its 2002 taxable net income. As a result, the Company recorded a $2.2 million tax benefit for 2002.

The 2002 and 2001 provision (benefit) for income taxes consists of the following including the provision on discontinued operations (in thousands):

	2002	2001
Current tax expense :
Federal	$(1,952)	$2,310
State	(248)	375

	(2,200)	2,685
Less tax included in Discontinued Operations	—	(34)

	$(2,200)	$2,651

Although the Company believes that it satisfied the requirements to qualify as a REIT for the years ended December 31, 1999 through 2002 and although the Company intends to continue to qualify as a REIT in subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not to, continue to qualify as a REIT in any such tax year.

The Company believes it has met the annual distribution requirement by payment of at least 90% of its estimated taxable income for 2002 and 2001. The Company believes that it met the annual distribution requirement for 2000 by payment of at least 95% of the estimated taxes for 2000. The Company’s dividends for the tax years ended December 31, 2002, 2001 and 2000 constitute ordinary income to the Company’s stockholders for tax purposes.

Net taxable income for federal income tax purposes results from net income for financial reporting purposes adjusted for the differences between the financial reporting and tax bases of assets and liabilities, including depreciation, prepaid rent, impairment losses on real estate, the United States Settlement liability, and the interest rate swap agreement. The net difference between tax bases of the Company’s asset and liabilities for federal income tax purposes was $160.0 and $51.4 million more than the book bases of those assets and liabilities for financial reporting for the years ended December 31, 2002 and 2001, respectively.

The Company made no income tax payments for the years ended December 31, 2002, 2001 and 2000. The Company utilized net operating loss (“NOL”) carryforwards of $1.0 million in 2000 to offset taxes due on the 5% of undistributed net taxable income of the Company for that year.

The Company has recorded a tax contingency liability of $7.1 million at December 31, 2002 and 2001 and $3.7 million at December 31, 2000 for contingencies arising from and prior to the 1998 Spin Off. Included in general administrative expenses on the Company’s statement of operations is a tax contingency expense of $1.5 million and $2.6 million for 2001 and 2000, respectively, for federal, state, local, franchise and other miscellaneous taxes, net of the Company’s receipt of refunds referred to above.

As a former C corporation for federal income tax purposes, the Company potentially remains subject to corporate level taxes for any asset dispositions for the period January 1, 1999 through December 31, 2008 (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to (a) the excess of the fair value of the asset as of December 31, 1998 over its adjusted tax basis as of December 31, 1998, or (b) the actual amount of gain, whichever of (a) and (b) is lower. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. The deferred income tax liability of $30.4 million at December 31, 2002 and 2001, reflects a previously established liability to be utilized for any built-in gain tax incurred on assets that are disposed of prior to January 1, 2009. During 2001, the Company utilized $0.1 million of the deferred income tax liability in connection with a sales transaction.

On February 3, 2000 the Company received a refund (the “Refund”) of approximately $26.6 million from the Internal Revenue Service representing $25.3 million from the refund of income taxes paid by it from 1996 and 1997 and $1.3 million from accrued interest thereon as a result of a carryback of losses reported in the Company’s 1998 federal income tax return. The Company, Ventas Realty and Kindred entered into a stipulation relating to certain of these federal, state and tax refunds (including the Refund) on or about May 23, 2000 (the “Tax Stipulation”). On the Kindred Effective Date, Kindred and the Company entered into the Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement (the “Tax Refund Escrow Agreement”) governing their relative entitlement to certain tax refunds for the tax periods prior to and including May 1, 1998 (the “Subject Periods”) that each received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement and supersedes the Tax Stipulation. See “Note 11—Transactions with Kindred—The Tax Refund Escrow Agreement and Tax Allocation Agreement.”

The Internal Revenue Service (“IRS”) is currently reviewing the federal income tax returns of the Company for the years ended December 31, 1997 and 1998. On January 16, 2003, the Company agreed to a revised IRS Revenue Agent’s report quantifying the examination findings in connection with the 1997 and 1998 income tax periods. This report concludes that, pending final review by the Joint Committee of Taxation, the Company does not owe any additional taxes, and is entitled to an additional refund of $1.2 million, for the period in question. If received, this $1.2 million would be deposited into a joint tax escrow account between Ventas and Kindred. The revised report is under review by the Joint Committee of Taxation. Until the review of the Joint Committee of Taxation is final, however, there can be no assurance as to the ultimate outcome of these matters or whether such outcome will have a Material Adverse Effect on the Company.

However, if there are any, the resulting tax liabilities for the tax years ended December 31, 1997 and 1998 will be satisfied first from the use of Net Operating Loss (“NOL”) carryforwards (including the NOL carryforwards that were utilized to offset the Company’s federal income tax liability for 1999 and 2000) to satisfy those liabilities, and if the tax liabilities exceed the amount of NOL carryforwards, then the Company will use the escrowed amounts under the Tax Refund Escrow Agreement. As of December 31, 2002, $29 million was escrowed under the Tax Refund Escrow Agreement. To the extent that NOL carryforwards and escrowed amounts are not sufficient to satisfy such liabilities, Kindred has indemnified the Company for specific tax liabilities under the Tax Allocation Agreement. There can be no assurance that the NOL carryforwards and the escrowed amounts will be sufficient to satisfy these liabilities or that Kindred has any obligation to indemnify the Company for particular liabilities or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its indemnity obligations under the Tax Allocation Agreement or that Kindred will continue to honor such indemnification obligations.

The Company’s 1998 federal income tax return reflected capital loss carryforwards of approximately $200.1 million of which $0.6 million was carried back to 1996. The Company utilized $26.1 million and $16.4 million of capital loss carryforwards for the tax years ended December 31, 2002 and 2001, respectively. The remaining $157.0 million is available against future capital gains, if any. After fully utilizing NOL carrybacks, the Company also has an NOL carryforward of $13.0 million at December 31, 2002. These amounts can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any, remaining after the dividends paid deduction. The Company will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds the Company’s deduction for dividends paid. The NOL carryforwards expire in 2018 and the capital loss carryforwards expire in 2003. The availability of the carryforwards are subject to the results of the IRS examination for the 1997-1998 tax years.

As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described above, no net deferred tax benefit has been ascribed to capital loss and net operating loss carryforwards as of December 31, 2001 and 2000. The IRS may challenge the Company’s entitlement to these tax attributes during its current review of the Company’s tax returns for the 1997 and 1998 tax years. The Company believes it is entitled to these tax attributes, but there can be no assurance as to the outcome of these matters.

Note 11—Transactions with Kindred

Kindred Master Leases

Under the Kindred Reorganization Plan, Kindred assumed its five pre-existing leases with the Company and Ventas Realty, which were then amended and restated Kindred Master Leases.

In connection with the consummation on December 12, 2001 of the CMBS Transaction, Ventas Realty removed 40 skilled nursing facilities from Kindred Amended Master Lease No. 1 and placed the CMBS Properties in the Kindred CMBS Master Lease. Simultaneously with the closing of the CMBS Transaction, Ventas Realty transferred the CMBS Properties and the Kindred CMBS Master Lease to Ventas Finance, the borrower under the CMBS Transaction.

On the Kindred Effective Date, the Company also received a $4.5 million cash payment as additional future rent under the Kindred Master Leases. The value of the Company’s Kindred common stock and the $4.5 million additional future rent is amortized as future rent over the weighted average remaining term of the Kindred Master Leases for financial reporting purposes.

Each Kindred Master Lease includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the properties covered by the Kindred Master Leases. There are several renewal bundles of properties under each Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions, and are subject to three five-year renewal terms.

For a discussion of the rent payable under the Kindred Master Leases see “Note 3—Revenues from Properties.”

The Company has a one-time right to reset the rents under the Kindred Master Leases (the “Reset Right”), exercisable during a one-year period commencing July 19, 2006 by notice given on or after January 20, 2006 on a Master Lease by Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Master Lease. The Reset Right under the Kindred CMBS Master Lease can only be exercised in conjunction with the exercise of the Reset Right under Master Lease No. 1. The Company cannot exercise the Reset Right under the Kindred CMBS Master Lease without the prior written consent of the CMBS Lender if, as a result of such reset, the aggregate rent payable for the CMBS Properties would decrease.

As a result of the Company’s determination that such an amount was uncollectible, the Company wrote off approximately $48.3 million of rents receivable from tenants for the year ended December 31, 2000. The write-off consists of the following ($’s in thousands):

2000
The difference between the minimum monthly base rent under the Prior Master Lease and the rent stipulation	$48,018
August 1999 monthly base rent under the Prior Kindred Master Leases	—
Charge for rent due under a lease with Kindred under dispute	(124)
Rent due from non-Kindred tenants	434

48,328
Less write-off included in discontinued operations	(934)

$47,394

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

The Tax Allocation Agreement provides that Kindred will be liable for, and will hold the Company harmless from and against, (i) any taxes of Kindred and its then subsidiaries (the “Kindred Group”) for periods after the 1998 Spin Off, (ii) any taxes of the Company and its then subsidiaries (the “Company Group”) or the Kindred Group for periods prior to the 1998 Spin Off (other than taxes associated with the Spin Off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the 1998 Spin Off and (iii) any taxes attributable to the 1998 Spin Off to the extent that Kindred derives certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, Kindred would be entitled to any refund or credit in respect of taxes owed or paid by Kindred under (i), (ii) or (iii) above. Kindred’s liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Company’s actual liability for taxes after applying certain tax benefits otherwise available to the Company other than tax benefits that the Company in good faith determines would actually offset tax liabilities of the Company in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Company.

Under the Tax Allocation Agreement, the Company would be liable for, and would hold Kindred harmless against, any taxes imposed on the Company Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. The Company would be entitled to any refund or credit for taxes owed or paid by the Company as described in this paragraph. The Company’s liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group’s actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group. See “Note 10—Income Taxes.”

Prior to and during the Kindred bankruptcy, the Company and Kindred were engaged in disputes regarding the entitlement to federal, state and local tax refunds for the Subject Periods which had been received or which would be received by either company. Under the terms of the Tax Stipulation, the companies agreed that the proceeds of certain federal, state and local tax refunds for the Subject Periods, received by either company on or after September 13, 1999, with interest thereon from the date of deposit at the lesser of the actual interest earned and 3% per annum, were to be held by the recipient of such refunds in segregated interest bearing accounts.

On the Kindred Effective Date, Kindred and the Company entered into the Tax Refund Escrow Agreement governing their relative entitlement to certain tax refunds for the Subject Periods that each received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement and supersedes the Tax Stipulation. Under the terms of the Tax Refund Escrow Agreement, refunds (“Subject Refunds”) received on or after September 13, 1999 by either Kindred or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998, or including May 1, 1998 and received on or after September 13, 1999 (“Subject Taxes”) must be deposited into an escrow account with a third-party escrow agent on the Kindred Effective Date.

The Tax Refund Escrow Agreement provides generally that Kindred and the Company waive their rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the funds in the escrow account (the “Escrow Funds”), notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the Escrow Funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, “Excess Taxes”), the relative liability of Kindred and the Company to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Kindred and the Company to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities is distributed equally to each of Kindred and the Company on an annual basis and are accrued as interest income on the Consolidated Statement of Operations. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and the Company. At December 31, 2002, approximately $14.4 million of disputed Subject Refunds and accrued interest, representing 50% of the Escrow Funds, is recognized in restricted cash and other liabilities on the Company’s Consolidated Balance Sheet.

Agreement of Indemnity—Third Party Leases

In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third Party Leases”). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Kindred. Under the terms of the Agreement of Indemnity—Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred (the “Subleased Third Party Leases”). If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. The Company believes it may have valid legal defenses to any such claim by certain lessors under the Third Party Leases. However, there can be no assurance the Company would prevail in a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years. The Third Party Leases relating to ground leases have remaining terms from 1 to 80 years. Under the Kindred Reorganization Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity—Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Agreement of Indemnity—Third Party Leases or that Kindred will continue to honor its obligations under the Agreement of Indemnity—Third Party Leases. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity—Third Party Leases, then the Company may be liable for the payment and performance of such obligations. Under the Kindred Reorganization Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease.

The total aggregate remaining minimum rental payments under the Third Party Leases are as follows (in thousands):

	Skilled Nursing Facilities	Hospitals	Land	Sub Leased Third Party Leases	Other	Total
2003	$1,054	$2,225	$497	$1,224	$265	$5,265
2004	942	2,225	473	1,117	265	5,022
2005	716	1,925	473	1,117	265	4,496
2006	235	1,025	552	1,117	88	3,017
2007	—	1,025	467	1,117	—	2,609
Thereafter	—	1,025	11,293	3,722	—	16,040

	$2,947	$9,450	$13,755	$9,414	$883	$36,449

Agreement of Indemnity—Third Party Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the “Third Party Guarantees”). The Company may remain liable on the Third Party Guarantees assigned to Kindred. Under the terms of the Agreement of Indemnity—Third Party Contracts, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Kindred. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Kindred, then the Company may be liable for the payment and performance of the obligations under any such agreement.

The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. Under the Kindred Reorganization Plan, Kindred assumed and has agreed to fulfill its obligations under the Agreement of Indemnity—Third Party Contracts. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the Agreement of Indemnity—Third Party Contracts or that Kindred will continue to honor its obligations under the Agreement of Indemnity—Third Party Contracts. If Kindred does not satisfy or otherwise honor the obligations under the Agreement of Indemnity—Third Party Contracts, then the Company may be liable for the payment and performance of such obligations. The Company believes that it has no material exposure under these Third Party Guarantees.

Assumption of Certain Operating Liabilities and Litigation

In connection with the 1998 Spin Off, Kindred agreed in various agreements (the “Spin Agreements”) to, among other things, assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the 1998 Spin Off. The indemnification provided by Kindred also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these healthcare operations. In addition, at the time of the 1998 Spin Off, Kindred agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the healthcare operations. Kindred also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the healthcare operations. Under the Kindred Reorganization Plan, Kindred assumed and agreed to perform its obligations under these indemnifications. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations incurred in connection with the 1998 Spin Off or that Kindred will continue to honor its obligations incurred in connection with the 1998 Spin Off. If Kindred does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims.

Kindred Common Stock and Registration Rights Agreement

On the Kindred Effective Date, Ventas Realty received 1,498,500 shares of the common stock in Kindred Common Stock, representing not more than 9.99% of the issued and outstanding common stock in Kindred as of the Kindred Effective Date. Based on applicable laws, regulations, advice from experts, an appraisal, the trading performance of Kindred common stock at the time and other appropriate facts and circumstances, the illiquidity and lack of registration of the Kindred Common Stock when received and the Company’s lack of significant influence over Kindred, the Company determined the value of the Kindred Common Stock was $18.2 million on the date received by Ventas Realty. The Kindred Common Stock received by Ventas Realty is subject to dilution from stock issuances occurring after the Kindred Effective Date. The Kindred Common Stock was issued to the Company as additional future rent in consideration of the Company’s agreement to charge the base rent as provided in the Kindred Master Leases.

On the Kindred Effective Date, Kindred executed and delivered to Ventas Realty and other signatories, a Registration Rights Agreement, which, among other things, provides that Kindred must file a shelf registration statement with respect to the Kindred Common Stock and keep such registration statement continuously effective for a period of two years with respect to such securities (subject to customary exceptions). The shelf registration statement was declared effective on November 7, 2001.

The Company disposed of 418,186 shares of Kindred Common Stock in the fourth quarter of 2001 and recognized a gain of $15.4 million on the dispositions. In connection with a registered offering of common stock by Kindred, Ventas Realty exercised its piggyback registration rights, and sold 83,300 shares of Kindred Common Stock, recognizing a gain of $2.6 million. The Company applied the net proceeds of $3.6 million from the sale of the 83,300 shares of Kindred Common Stock as a prepayment on the Company’s indebtedness under the 2000 Credit Agreement. The Company distributed 334,886 shares of Kindred Common Stock as part of the 2001 dividend, resulting in a gain of $12.8 million. For every share of common stock of the Company that a stockholder owned at the close of business on December 14, 2001, the stockholder received 0.005 of a share of Kindred common stock and $0.0049 in cash (equating to one share of Kindred common stock and $0.98 in cash for every two hundred shares of common stock in the Company). For purposes of the 2001 dividend, the Kindred Common Stock was valued in accordance with the Code and applicable rulings and regulations on December 31, 2001 at $51.02 per share (the average of the high and low price on that day).

During the year ended December 31, 2002, the Company disposed of a total of 159,500 shares of Kindred Common Stock for an average net price of $43.39 per share and recognized a gain of $5.0 million. The Company applied net proceeds of $6.9 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement. As of December 31, 2002, the Company owned 920,814 shares of Kindred Common Stock. As a result of Kindred’s announcement relating to the Florida skilled nursing facilities and other events, the market value of the Company’s Kindred Common Stock has declined substantially to approximately $16.7 million, or $18.15 per share, as of December 31, 2002.

Settlement of United States Claims

Kindred and the Company were the subject of investigations by the United States Department of Justice regarding the Company’s prior healthcare operations, including matters arising from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring a suit in the name of the United States. See “Note 14—Litigation.” The Kindred Reorganization Plan contains a comprehensive settlement of all of these claims by the United States (the “United States Settlement”).

Under the United States Settlement, the Company is required to pay $103.6 million to the United States, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bears interest at 6% per annum and is payable in equal quarterly installments over a five-year term commencing on June 30, 2001 and ending in 2006. The Company also paid approximately $0.4 million to legal counsel for the relators in the qui tam actions. In the fourth quarter of 2000, the Company recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%.

Note 12—Commitments and Contingencies

The Company may be subject to certain liabilities assumed by Kindred in connection with the 1998 Spin Off. See “Note 11—Transactions with Kindred.”

Note 13—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Numerator for Basic and Diluted Earnings Per Share:
Income (loss) before Discontinued Operations and Extraordinary Item	$52,952	$51,207	$(62,528)
Discontinued Operations	23,831	681	1,283
Extraordinary Loss	(11,077)	(1,322)	(4,207)

Net Income (loss)	$65,706	$50,566	$(65,452)

Denominator:
Denominator for Basic Earnings Per Share—Weighted Average Shares	69,336	68,409	68,010
Effect of Dilutive Securities:
Stock Options	883	810	67
Time Vesting Restricted Stock Awards	71	144	54

Dilutive Potential Common Stock	954	954	121

Denominator for Diluted Earnings Per Share—Adjusted Weighted Average	70,290	69,363	68,131

Basic Earnings (loss) Per Share
Income (loss) before Discontinued Operations and Extraordinary Item	$0.76	$0.75	$(0.92)
Discontinued Operations	0.35	0.01	0.02
Extraordinary Loss	(0.16)	(0.02)	(0.06)

Net Income (loss)	$0.95	$0.74	$(0.96)

Diluted Earnings (loss) Per Share
Income (loss) before Discontinued Operations and Extraordinary Item	$0.75	$0.74	$(0.92)
Discontinued Operations	0.34	0.01	0.02
Extraordinary Loss	(0.16)	(0.02)	(0.06)

Net Income (loss).	$0.93	$0.73	$(0.96)

Options to purchase 2.8 million shares of common stock ranging from $13.13 to $26.0476, were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2002 and, therefore, the effect would be anti-dilutive. Options to purchase 3.1 million shares of common stock ranging from $10.8125 to $26.0476 were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2001 and, therefore, the effect would be anti-dilutive. Options to purchase 3.4 million shares of common stock ranging from $5.885 to $26.0476 were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2000 and, therefore, the effect would be anti-dilutive.

Note 14—Litigation

Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements

The following litigation and other matters arose from the Company’s operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the Spin Agreements, Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the “Indemnification”). Kindred is presently defending the Company in the matters described below, among others. Pursuant to the Kindred Reorganization Plan, Kindred assumed and agreed to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements. However, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Kindred’s public filings and on information provided to the Company by Kindred. There can be no assurance that Kindred has included in its public filings and provided the Company complete and accurate information in all instances.

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

A stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The Complaint alleges, among other things, that the defendants damaged Kindred and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities fraud and damaging the reputation of Kindred and the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in the Complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 17, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. Kindred, on behalf of the Company, intends to continue to defend this action vigorously.

A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs’ civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs’ state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the Delaware bankruptcy proceedings of Vencor, Inc. (now known as Kindred Healthcare, Inc.) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys’ fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. Before any class of plaintiffs was certified, this action was dismissed in its entirety on February 4, 2002 because it was deemed to be an impermissible collateral attack on the Delaware Bankruptcy Court’s confirmation order. The plaintiffs thereafter filed an appeal of the District Court’s dismissal to the United States Court of Appeals for the Sixth Circuit. However, on plaintiffs’ motion, the appeal was stayed after the plaintiffs separately filed a motion with the Delaware Bankruptcy Court seeking, among other things, to have the Delaware Bankruptcy Court set aside portions of the releases of the Company contained in the Kindred Reorganization Plan, as such releases might apply to the plaintiffs. On September 19, 2002, the Delaware Bankruptcy Court denied the plaintiffs’ motion. The Sixth Circuit appeal has been resumed by the plaintiffs. Kindred, on behalf of the Company, intends to contest the Sixth Circuit appeal vigorously.

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

Other Litigation

The Company and Atria, Inc. (“Atria”) have been engaged in ongoing discussions regarding the parties’ respective rights and obligations relative to the issuance of mortgage resident bonds (the “Bonds”) to the new residents of New Pond Village, a senior housing facility in Walpole, Massachusetts, owned by the Company and leased to and operated by Atria. On August 6, 2001, Atria filed a lawsuit styled Atria, Inc. v. Ventas Realty, Limited Partnership in the Superior Court Department of the Trial Court in Norfolk County, Massachusetts (Civil Action Number 01 01233). The complaint alleged that the Company had a duty to sign and issue Bonds to new residents of New Pond Village and that, as a result of an alleged failure of the Company to issue Bonds, the Company has, among other things, breached contractual obligations under the Bond Indenture. This case was settled and dismissed with prejudice pursuant to the Order and Final Judgment of the District Court entered on January 7, 2003. Ventas was not required to pay any amounts in connection with the settlement.

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

The Company is party to various lawsuits arising in the normal course of the Company’s business. It is the opinion of management that, except as set forth in this Note 14, the disposition of these lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions is incorrect, such lawsuits could have a Material Adverse Effect on the Company.

No provision for liability, if any, resulting from the aforementioned litigation has been made in the consolidated financial statements as of December 31, 2002.

Note 15—Capital Stock

The authorized capital stock of the Company at December 31, 2002 and 2001 consisted of 180,000,000 shares of Common Stock, par value of $.25 per share, and 10,000,000 shares of preferred stock of which 300,000 shares have been designated Series A Participating Preferred Stock.

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. As of December 31, 2002, $651 million of these securities remained available for offering off the shelf registration statement.

During the fourth quarter ended December 31, 2002, the Company commenced and completed an equity offering of the Company’s common stock with Tenet Healthcare Corporation (“Tenet”). The Equity Offering consisted of 9,000,000 newly issued shares of common stock sold by Ventas and 8,301,067 shares of Ventas common stock owned and sold by Tenet, all priced at $11.00 per share. The net proceeds received by Ventas from its sale of its newly issued common stock were $93.6 million and were used to repay outstanding indebtedness including the indebtedness incurred by the Company to invest in the THI Transaction.

Excess Share Provision

In order to preserve the Company’s ability to maintain REIT status, the Company’s certificate of incorporation provides that if a person acquires beneficial ownership of greater than 9% of the outstanding stock of the Company, the shares that are beneficially owned in excess of such 9% limit are deemed to be “Excess Shares.” Excess Shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by the Board of Directors of the Company. The trust is entitled to all dividends with respect to the Excess Shares and the trustee may exercise all voting power over the Excess Shares.

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

Under the Company’s certificate of incorporation, certain holders (“Existing Holders”) who owned the Company’s common stock in excess of the foregoing limits on the date of the 1998 Spin Off, are not subject to the general ownership limits applicable to other stockholders. Existing Holders are generally permitted to own up to the same percentage of the Company’s common stock that was owned on the date of the 1998 Spin Off, provided such ownership does not jeopardize the Company’s status as a REIT. Until the fourth quarter of 2002, Tenet Healthcare Corporation (“Tenet”) had owned approximately 12% of the Company’s issued and outstanding Common Stock and, therefore, was treated as an Existing Holder under the Company’s Certificate of Incorporation. Except as explained below, as an Existing Holder, Tenet was generally permitted to own in excess of the ownership limits in the Company’s Certificate of Incorporation. During the fourth quarter 2002, Tenet sold all of its 8,301,067 shares of Ventas common stock and is no longer deemed an Existing Holder.

The Company’s Board of Directors is empowered to grant waivers from the “Excess Share” provisions of the Company’s Certificate of Incorporation. On October 14, 2002, the Company granted such a waiver (the “C&S Waiver”) from the 9% ownership limitation provisions of Article XII of the Company’s Certificate of Incorporation to Cohen & Steers Capital Management, Inc. (“C&S”). Under the C&S Waiver, C&S may beneficially own, in the aggregate, up to 12.50%, in number of shares or value, of the Common Stock.

Preferred Stock Purchase Rights

The Company has issued Preferred Stock Purchase Rights (the “Rights”) pursuant to the terms of the Rights Agreement, dated July 20, 1993, as amended, with National City Bank as Rights Agent (the “Rights Agreement”). Under the terms of the Rights Agreement, the Company declared a dividend of one Right for each outstanding share of Common Stock of the Company to common stockholders of record on August 1, 1993. Each Right entitles the holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a purchase price of $110. A total of 300,000 shares of Series A Preferred Stock are subject to the Rights.

The Rights have certain anti-takeover effects and are intended to cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of the Rights being acquired.

Under the terms of the Rights Agreement, if at such time as any person becomes the beneficial owner of 9.9% or more of the Common Stock (an “Acquiring Person”), (i) the Company is involved in a merger or other business combination in which the Common Stock is exchanged or changed (other than a merger with a person or group which both (a) acquired Common Stock pursuant to a Permitted Offer (as defined below) and (b) is offering not less than the price paid pursuant to the Permitted Offer and the same form of consideration paid in the Permitted Offer) or (ii) 50% or more of the Company’s assets or earning power are sold, the Rights become exercisable for that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right (such right being called the “Flip-over”). A “Permitted Offer” is a tender or exchange offer which is for all outstanding shares of Common Stock at a price and on terms determined, prior to the purchase of shares under such tender or exchange offer, by at least a majority of the members of the Board of Directors who are not officers of the Company and who are not Acquiring Persons or affiliates, associates, nominees or representatives of an Acquiring Person, to be adequate and otherwise in the best interests of the Company and its stockholders (other than the person or any affiliate or associate thereof on whose behalf the offer is being made) taking into account all factors that such directors deem relevant.

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

Certain persons and transactions are exempted from the operation of the Rights. Prior to a person becoming an Acquiring Person, the Board has the power to amend the Rights Agreement or cause the redemption of the Rights, at a purchase price of $0.01 in cash per Right. After the time a person becomes an Acquiring Person, the Board can only amend the Rights Agreement to make changes that do not adversely affect the interests of the holders of Rights. For purposes of the Rights Agreement a person is not deemed to be the beneficial owner of securities designated as Excess Shares under the Company’s Certificate of Incorporation.

DRIP

The Company’s Distribution Reinvestment and Stock Purchase Plan (the “Plan” or “DRIP”) was declared effective by the Securities and Exchange Commission on December 31, 2001. Under the Plan’s terms, existing stockholders may purchase shares of common stock in the Company by reinvesting all or a portion of the cash distribution on their shares of the Company’s common stock. In addition, existing stockholders of the Company, as well as new investors may purchase shares of common stock in the Company by making optional cash payments.

Note 16—Related Party Transactions

At December 31, 2002 and 2001, the Company had receivables of approximately $4.1 million and $3.6 million, respectively, due from certain current and former executive officers of the Company. The loans include interest provisions (with a 5.0% average rate) and were to finance the income taxes payable by the executive officers resulting from: (i) the 1998 Spin Off and (ii) vesting of Restricted Shares. The loans are payable over periods ranging from four years to ten years with the majority of the obligations amortizing quarterly. Interest expense on a note relating to the 1998 Spin Off in the principal amount of $2.3 million at December 31, 2002 (the “1998 Spin Off Note”), is forgiven on a periodic basis, provided that the officer remains an employee of the Company. The payee of the 1998 Spin Off Note resigned as an employee and director of the Company on January 30, 2003, and will begin paying interest in accordance with the terms of the 1998 Spin Off Note. In the event of a change in control as defined in the Company’s 1997 Incentive Compensation Plan, accrued interest on and the principal balance of the 1998 Spin Off Note is forgiven. Interest expense on the note relating to taxes paid for the vested portion of Restricted Shares (the “Restricted Share Note”) is payable annually out of and only to the extent of dividends from the vested restricted shares. In the event of a change in control of the Company (as defined in the relevant employment agreement) or upon termination of the officer without cause (as defined in the relevant employment agreement), the principal balance of the Restricted Share Note is forgiven. The Restricted Share Note is secured by a pledge of all of the restricted shares to which the Restricted Share Note relates and the Restricted Share Note is otherwise non-recourse. The 1998 Spin Off Note is not secured.

On October 15, 1998, the Company acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (“Tangram”). Tangram is a wholly owned subsidiary of Res-Care, Inc. (“Res-Care”) of which a director of the Company is the Chairman, President and Chief Executive Officer and another director of the Company was a member of its board of directors as of December 31, 2002. The Company leases the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the years ended December 31, 2002, 2001 and 2000, Tangram has paid the Company approximately $799,000, $779,000 and $754,000, respectively, in rent payments.

Note 17—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2002 and 2001 is provided below (amounts in thousands, except per share amounts).

	For the Quarters Ended 2002
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$46,444	$51,346		$49,079		$49,835
Income before Discontinued Operations and Extraordinary Item	11,530	10,727	(1)	17,093	(2)	13,602
Discontinued Operations	1,171	22,660		—		—
Extraordinary Loss	—	(6,919)		—		(4,158)
Net Income	12,701	26,468	(1)	17,093	(2)	9,444
Earnings per share
Basic
Income before Discontinued Operations and Extraordinary Item	$0.16	$0.15	(1)	$0.25	(2)	$0.19
Discontinued Operations	0.02	0.33		—		—
Extraordinary Loss	—	(0.10)		—		(0.06)

Net Income	$0.18	$0.38	(1)	$0.25	(2)	$0.13

Diluted
Income before Discontinued Operations and Extraordinary Item	$0.16	$0.15	(1)	$0.24	(2)	$0.19
Discontinued Operations	0.02	0.33		—
Extraordinary Loss	—	(0.10)		—		(0.06)

Net Income	$0.18	$0.38	(1)	$0.24	(2)	$0.13

Dividends declared	$0.2375	$0.2375		$0.2375		$0.2375

(1)	Includes a $3.8 million gain from the sale of Kindred Common Stock and a $5.4 million loss on swap breakage.
(2)	Includes a $1.2 million gain from the sale of Kindred Common Stock and a $2.2 million tax benefit.

	For the Quarters Ended 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$46,847	$46,899	$47,002	$62,010
Income before Discontinued Operations and Extraordinary Item	10,097	7,936	9,144	24,030
Discontinued Operations	482	169	13	17
Extraordinary Loss	—	—	—	(1,322)
Net Income	10,579	8,105	9,157	22,725	(1)
Earnings per share
Basic
Income before Discontinued Operations and Extraordinary Item	$0.15	$0.12	$0.13	$0.35	(1)
Discontinued Operations	0.01	—	—	—
Extraordinary Loss	—	—	—	(0.02)

Net Income	$0.16	$0.12	$0.13	$0.33	(1)

Diluted
Income before Discontinued Operations and Extraordinary Item	$0.14	$0.12	$0.13	$0.35	(1)
Discontinued Operations	0.01	—	—	—
Extraordinary Loss	—	—	—	(0.02)

Net Income	$0.15	$0.12	$0.13	$0.33	(1)

Dividends declared	$—	$0.22	$0.44	$0.26

(1)	Reflects a $15.4 million gain from the sale and distribution of Kindred Common Stock.

Note 18—Condensed Consolidating Information

The following summarizes the condensed consolidating information for the Company as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Unrestricted Group (a)	Consolidated Elimination	Consolidated
	(In Thousands)
Assets
Total net real estate investments	$14,194	$706,728	$107,880		$828,802
Cash and cash equivalents	48	2,406	1		2,455
Restricted cash	14,395	510	5,048		19,953
Investment in Kindred Healthcare, Inc. common stock	—	16,713	—		16,713
Deferred financing costs, net	—	12,311	5,393		17,704
Notes receivable from employees	1,716	2,423	—		4,139
Equity in affiliates	55,766	—	—	$(55,766)	—
Other	688	3,735	1,591		6,014

Total assets	$86,807	$744,826	$119,913	$(55,766)	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$485,038	$222,671		$707,709
United States Settlement	43,992	—	—		43,992
Securities settlement due	—	37,366	—		37,366
Deferred revenue	123	15,517	3,243		18,883
Interest rate swap agreements	—	47,672	—		47,672
Accrued dividend	16,596	—	—		16,596
Accounts payable, intercompany and other accrued liabilities	7,451	24,794	394		32,639
Other liabilities – disputed tax refunds and accumulated interest	14,156	—	—		14,156
Deferred income taxes	30,394	—	—		30,394

Total liabilities	112,712	610,387	226,308		949,407
Total stockholders’ equity (deficit)	(25,905)	134,439	(106,395)	$(55,766)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$86,807	$744,826	$119,913	$(55,766)	$895,780

(a)	Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC which were formed in 2001 in conjunction with the CMBS transaction.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Unrestricted Group (a)	Consolidated Elimination	Consolidated
	(In Thousands)
Assets
Total net real estate investments	$14,888	$678,119	$113,329		$806,336
Cash and cash equivalents	1,651	16,945	—		18,596
Restricted cash	15,731	—	5,042		20,773
Investment in Kindred Healthcare, Inc. common stock	—	55,118	—		55,118
Kindred Healthcare, Inc. common stock reserved for distribution	—	17,086	—		17,086
Deferred financing costs, net	—	7,398	6,755		14,153
Notes receivable from employees	845	2,790	—		3,635
Equity in affiliates	3,358	—	—	$(3,358)	—
Other	1,084	2,027	3,051		6,162

Total assets	$37,557	$779,483	$128,177	$(3,358)	$941,859

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$623,368	$225,000		$848,368
United States Settlement	54,747	—	—		54,747
Deferred revenue	184	17,167	3,676		21,027
Interest rate swap agreements	—	27,430	—		27,430
Accrued dividend	17,910	—	—		17,910
Accounts payable, intercompany and other accrued liabilities	9,473	9,474	(793)		18,154
Other liabilities – disputed tax refunds and accumulated interest	14,903	—	—		14,903
Deferred income taxes	30,394	—	—		30,394

Total liabilities	127,611	677,439	227,883		1,032,933
Total stockholders’ equity (deficit)	(90,054)	102,044	(99,706)	(3,358)	(91,074)

Total liabilities and stockholders’ equity (deficit)	$37,557	$779,483	$128,177	$(3,358)	$941,859

(a)	Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC which were formed in 2001 in conjunction with the CMBS transaction.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2002

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Unrestricted Group (a)	Consolidated Elimination	Consolidated
	(In Thousands)
Revenues:
Rental income	$1,959	$155,244	$32,314		$189,517
Interest income on real estate loans	—	995	—		995
Gain on sale of Kindred common stock	—	5,014	—		5,014
Equity earnings in affiliate(s)	68,108	—	—	$(68,108)	—
Interest and other income	283	822	73		1,178

Total revenues	70,350	162,075	32,387	(68,108)	196,704
Expenses:
General and administrative	101	8,003	1,659		9,763
Professional fees	33	2,582	535		3,150
Amortization of restricted stock grants	19	1,519	315		1,853
Depreciation	694	35,865	5,449		42,008
Net loss on swap breakage	—	5,407	—		5,407
Interest	—	67,897	10,477		78,374
Interest on United States Settlement	5,461	—	—		5,461

Total expenses	6,308	121,273	18,435		146,016

Income (loss) before benefit for income taxes, gain on disposal of real estate assets, discontinued operations and extraordinary loss	64,042	40,802	13,952	(68,108)	50,688
Benefit for income taxes	(2,200)	—	—		(2,200)

Income (loss) before gain on disposal of real estate assets, discontinued operations and extraordinary loss	66,242	40,802	13,952	(68,108)	52,888
Net gain on real estate disposals	—	64	—		64

Income (loss) before discontinued operations and extraordinary loss	66,242	40,866	13,952	(68,108)	52,952
Discontinued operations	—	23,831	—		23,831

Income (loss) before extraordinary loss	66,242	64,697	13,952	(68,108)	76,783
Extraordinary loss on extinguishment of debt	—	(11,077)	—		(11,077)

Net income (loss)	$66,242	$53,620	$13,952	$(68,108)	$65,706

(a)	Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC which were formed in 2001 in conjunction with the CMBS transaction.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2001

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Unrestricted Group (a)	Consolidated Elimination	Consolidated
	(In Thousands)
Revenues:
Rental income	$2,233	$179,780	$1,316		$183,329
Gain on sale of Kindred common stock	—	15,425	—		15,425
Equity earnings in affiliate(s)	55,577	—	—	$(55,577)	—
Interest and other income	1,442	2,562	—		4,004

Total revenues	59,252	197,767	1,316	(55,577)	202,758

Expenses:
General and administrative	123	10,053	68		10,244
Professional fees	56	4,571	31		4,658
Amortization of restricted stock grants	21	1,701	12		1,734
Depreciation	694	40,864	229		41,787
Interest	—	88,801	(2,626)		86,175
Interest on United States Settlement	4,592	—	—		4,592

Total expenses	5,486	145,990	(2,286)		149,190

Income (loss) before provision for income taxes, gain on disposal of real estate assets, discontinued operations and extraordinary loss	53,766	51,777	3,602	(55,577)	53,568
Provision for income taxes	2,651	—	—		2,651

Income (loss) before gain on disposal of real estate assets, discontinued operations and extraordinary loss	51,115	51,777	3,602	(55,577)	50,917
Net gain on real estate disposals	—	290	—		290

Income (loss) before discontinued operations and extraordinary loss	51,115	52,067	3,602	(55,577)	51,207
Discontinued operations	—	681	—		681

Income (loss) before extraordinary loss	51,115	52,748	3,602	(55,577)	51,888
Extraordinary loss on extinguishment of debt	—	(1,322)	—		(1,322)

Net income (loss)	$51,115	$51,426	$3,602	$(55,577)	$50,566

(a)	Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC which were formed in 2001 in conjunction with the CMBS transaction.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2000

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Consolidated Elimination	Consolidated
	(In Thousands)
Revenues:
Rental income	$3,626	$224,943		$228,569
Equity earnings in affiliate(s)	27,555	—	$(27,555)	—
Interest and other income	1,932	7,549		9,481

Total revenues	33,113	232,492	(27,555)	238,050

Expenses:
General and administrative	149	9,464		9,613
Professional fees	168	10,645		10,813
Non-recurring employee severance cost	6	349		355
United States Settlement	96,493	—		96,493
Loss on uncollectible amounts due from tenants	758	46,636		47,394
Amortization of restricted stock grants	21	1,318		1,339
Depreciation	697	41,261		41,958
Interest	—	93,570		93,570

Total expenses	98,292	203,243		301,535

Income (loss) before gain on sale of real estate assets discontinued operations and extraordinary loss	(65,179)	29,249	(27,555)	(63,485)
Net gain on sale of real estate assets	—	957		957

Income (loss) before discontinued operations and extraordinary loss	(65,179)	30,206	(27,555)	(62,528)
Discontinued operations	—	1,283		1,283

Income (loss) before extraordinary loss	(65,179)	31,489	(27,555)	(61,245)
Extraordinary loss on extinguishment of debt	—	(4,207)		(4,207)

Net income (loss)	$(65,179)	$27,282	$(27,555)	$(65,452)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2002

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Unrestricted Group (a)	Consolidated Elimination	Consolidated
	(In Thousands)
Net cash provided by (used in) operating activities	$66,377	$95,145	$22,971	$(68,108)	$116,385
Net cash provided by (used in) investing activities	(871)	(33,269)	—		(34,140)
Cash flows from financing activities:
Net change in borrowings under revolving line of credit	—	(101,301)	—		(101,301)
Proceeds from long-term debt	—	620,300	—		620,300
Repayment of long-term debt	—	(16,261)	(2,329)		(18,590)
Repayment of long-term debt through refinancing	—	(607,106)	—		(607,106)
Payment of swap breakage fee	—	(12,837)	—		(12,837)
Payment of deferred financing costs	—	(15,127)	—		(15,127)
Payment on the United States Settlement	(10,755)	—	—		(10,755)
Cash distributions from affiliates	(103,384)	55,917	(20,641)	68,108	—
Issuance of common stock	97,155	—	—		97,155
Cash distribution to stockholders	(50,125)	—	—		(50,125)

Net cash provided by (used in) financing activities	(67,109)	(76,415)	(22,970)	68,108	(98,386)

Increase (decrease) in cash and cash equivalents	(1,603)	(14,539)	1		(16,141)
Cash and cash equivalents at beginning of year	1,651	16,945	—		18,596

Cash and cash equivalents at end of year	$48	$2,406	$1		$2,455

(a)	Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC which were formed in 2001 in conjunction with the CMBS transaction.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2001

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Unrestricted Group (a)	Consolidated Elimination	Consolidated
	(In Thousands)
Net cash provided by (used in) operating activities	$50,951	$89,524	$(5,005)	$(55,577)	$79,893
Net cash provided by (used in) investing activities	(1,697)	4,457	—		2,760
Cash flows from financing activities:
Proceeds from long-term debt	—	—	225,000		225,000
Repayment of long-term debt	—	(263,017)	—		(263,017)
Payment of deferred financing costs	—	(121)	(6,811)		(6,932)
Payment on the United States Settlement	(41,746)	—	—		(41,746)
Cash distributions from affiliates	57,285	100,322	(213,184)	55,577	—
Issuance of common stock	503	—	—		503
Cash distribution to stockholders	(65,266)	—	—		(65,266)

Net cash provided by (used in) financing activities	(49,224)	(162,816)	5,005	55,577	(151,458)

Increase (decrease) in cash and cash equivalents	30	(68,835)	—		(68,805)
Cash and cash equivalents at beginning of year	1,621	85,780	—		87,401

Cash and cash equivalents at end of year	$1,651	$16,945	$—		$18,596

(a)	Includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC which were formed in 2001 in conjunction with the CMBS transaction.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2000

	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership	Consolidated Elimination	Consolidated
	(In Thousands)
Net cash provided by (used in) operating activities	$(63,476)	$176,370	$(27,556)	$85,338
Net cash provided by (used in) investing activities	(199)	5,558		5,359
Cash flows from financing activities:
Repayment of long-term debt	—	(87,862)		(87,862)
Payment of deferred financing costs	—	(12,616)		(12,616)
Cash distributions from affiliates	107,708	(135,264)	27,556	—
Issuance of common stock	22	—		22
Cash distribution to stockholders	(42,434)	—		(42,434)

Net cash provided by (used in) financing activities	65,296	(235,742)	27,556	(142,890)

Increase (decrease) in cash and cash equivalents	1,621	(53,814)		(52,193)
Cash and cash equivalents at beginning of year	—	139,594		139,594

Cash and cash equivalents at end of year	$1,621	$85,780		$87,401

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 26, 2003

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DOUGLAS CROCKER, II Douglas Crocker, II	Director	February 26, 2003

/s/ JAY M. GELLERT Jay M. Gellert	Director	February 26, 2003

/s/ RONALD G. GEARY Ronald G. Geary	Director	February 26, 2003

/s/ GARY W. LOVEMAN Gary W. Loveman	Director	February 26, 2003

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 26, 2003

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, Chief Executive Officer, President and Director	February 26, 2003

/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Chief Financial Officer	February 26, 2003

CERTIFICATIONS

I, Debra A. Cafaro, the Chairman, President and Chief Executive Officer of Ventas, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Ventas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 26, 2003

/s/    Debra A. Cafaro

Debra A. Cafaro

Chairman, President and Chief Executive Officer

I, Richard A. Schweinhart, the Chief Financial Officer of Ventas, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Ventas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 26, 2003

/s/    Richard A. Schweinhart

Richard A. Schweinhart

Chief Financial Officer

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

KINDRED SKILLED NURSING FACILITIES
Rehab. & Healthc. Ctr. of Huntsville	Huntsville	AL	534	4,216	—	534	4,216	1,952	1968	1991	25 years
Rehab. & Healthc. Ctr. of Birmingham	Birmingham	AL	—	1,921	—	—	1,921	1,175	1971	1992	20 years
Rehab. & Healthcare Ctr. of Mobile	Mobile	AL	5	2,981	—	5	2,981	1,147	1967	1992	29 years
Valley Healthcare & Rehab. Center	Tucson	AZ	383	1,954	—	383	1,954	817	1964	1993	28 years
Sonoran Rehab & Care Center	Phoenix	AZ	781	2,755	—	781	2,755	981	1962	1992	29 years
Desert Life Rehab & Care Center	Tucson	AZ	611	5,117	—	611	5,117	2,706	1979	1982	37 years
Villa Campana Health Center	Tucson	AZ	533	2,201	—	533	2,201	711	1983	1993	35 years
Kachina Point Health Care & Rehab.	Sedona	AZ	364	4,179	—	364	4,179	1,859	1983	1984	45 years
Nob Hill Healthcare Center	San Francisco	CA	1,902	7,531	—	1,902	7,531	2,869	1967	1993	28 years
Canyonwood Nursing & Rehab. Ctr.	Redding	CA	401	3,784	—	401	3,784	1,164	1989	1989	45 years
Californian Care Center	Bakersfield	CA	1,439	5,609	—	1,439	5,609	1,532	1988	1992	40 years
Magnolia Gardens Care Center	Burlingame	CA	1,832	3,186	—	1,832	3,186	1,196	1955	1993	28.5 years
Lawton Healthcare Center	San Francisco	CA	943	514	—	943	514	267	1962	1996	20 years
Valley Gardens HC & Rehab.	Stockton	CA	516	3,405	—	516	3,405	1,172	1988	1988	29 years
Alta Vista Healthcare Center	Riverside	CA	376	1,669	—	376	1,669	710	1966	1992	29 years
Maywood Acres Healthcare Center	Oxnard	CA	465	2,363	—	465	2,363	892	1964	1993	29 years
La Veta Healthcare Center	Orange	CA	47	1,459	—	47	1,459	566	1964	1992	28 years
Bay View Nursing & Rehab. Center	Alameda	CA	1,462	5,981	—	1,462	5,981	2,270	1967	1993	45 years
Village Square Nsg. & Rehab. Ctr.	San Marcos	CA	766	3,507	—	766	3,507	829	1989	1993	42 years
Cherry Hills Health Care Center	Englewood	CO	241	2,180	—	241	2,180	955	1960	1995	30 years
Aurora Care Center	Aurora	CO	197	2,328	—	197	2,328	855	1962	1995	30 years
Castle Garden Care Center	Northglenn	CO	501	8,294	—	501	8,294	2,906	1971	1993	29 years
Brighton Care Center	Brighton	CO	282	3,377	—	282	3,377	1,217	1969	1992	30 years
Andrew House Healthcare	New Britain	CT	247	1,963	—	247	1,963	682	1967	1992	29 years
Camelot Nursing & Rehab. Center	New London	CT	202	2,363	—	202	2,363	802	1969	1994	28 years
Hamilton Rehab. & Healthcare Center	Norwich	CT	456	2,808	—	456	2,808	1,048	1969	1994	29 years
Windsor Rehab. & Healthcare Center	Windsor	CT	368	2,520	—	368	2,520	974	1965	1994	30 years
Nutmeg Pavilion Healthcare	New London	CT	401	2,777	—	401	2,777	1,106	1968	1992	29 years
Parkway Pavilion Healthcare	Enfield	CT	337	3,607	—	337	3,607	1,399	1968	1994	28 years
Courtland Gardens Health Ctr., Inc.	Stamford	CT	1,126	9,399	—	1,126	9,399	1,424	1956	1990	45 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Homestead Health Center	Stamford	CT	511	2,764	—	511	2,764	452	1959	1990	20 years
East Manor Medical Care Center	Sarasota	FL	390	5,499	—	390	5,499	2,028	1966	1993	28 years
Healthcare & Rehab Ctr of Sanford	Sanford	FL	329	3,074	—	329	3,074	1,155	1965	1992	29 years
Titusville Rehab. & Nursing Center	Titusville	FL	398	3,810	—	398	3,810	1,406	1966	1993	29 years
Bay Pointe Nursing Pavilion	St. Petersburg	FL	750	4,392	—	750	4,392	1,167	1984	1994	35 years
Colonial Oaks Rehab.Ctr-Ft. Myers	Ft. Meyers	FL	1,058	5,754	—	1,058	5,754	1,013	1995	1995	45 years
Carrollwood Care Center	Tampa	FL	268	4,128	—	268	4,128	1,531	1986	1994	37.5 years
Evergreen Woods Health & Rehab.	Springhill	FL	234	3,566	—	234	3,566	1,310	1988	1993	25 years
Rehab. & Healthcare Ctr. of Tampa	Tampa	FL	355	8,291	—	355	8,291	2,679	1969	1993	28 years
Rehab & Health Ctr. of Cape Coral	Cape Coral	FL	1,002	4,153	—	1,002	4,153	1,482	1978	1991	32 years
Windsor Woods Convalescent Center	Hudson	FL	859	3,172	—	859	3,172	1,043	N/A	1993	45 years
Casa Mora Rehab. & Ext Care	Bradenton	FL	823	6,093	—	823	6,093	916	1977	1995	45 years
North Broward Rehab. & Nsg. Ctr.	Pompano Beach	FL	1,360	5,913	—	1,360	5,913	808	1965	1995	45 years
Highland Pines Rehab. Center	Clearwater	FL	863	5,793	—	863	5,793	839	1965	1995	20 years
Pompano Rehab/Nursing Ctr.	Pompano Beach	FL	890	3,252	—	890	3,252	442	1975	1995	45 years
Abbey Rehab. & Nsg. Center	St. Petersburg	FL	563	2,842	—	563	2,842	847	1962	1995	35 years
Savannah Rehab. & Nursing Center	Savannah	GA	213	2,772	—	213	2,772	1,031	1968	1993	28.5 years
Specialty Care of Marietta	Marietta	GA	241	2,782	—	241	2,782	1,133	1968	1993	28.5 years
Savannah Specialty Care Center	Savannah	GA	157	2,219	—	157	2,219	957	1972	1991	26 years
Lafayette Nsg. & Rehab. Ctr.	Fayetteville	GA	598	6,623	—	598	6,623	1,989	1989	1995	20 years
Tucker Nursing Center	Tucker	GA	512	8,153	—	512	8,153	1,225	1972	1997	45 years
Hillcrest Rehab. Care Center	Boise	ID	256	3,593	—	256	3,593	714	1977	1998	45 years
Cascade Care Center	Caldwell	ID	312	2,050	—	312	2,050	430	1974	1998	45 years
Emmett Rehabilitation and Healthcare	Emmett	ID	185	1,670	—	185	1,670	1,192	1960	1984	28 years
Lewiston Rehabilitation and Care Ctr.	Lewiston	ID	133	3,982	—	133	3,982	1,664	1964	1984	29 years
Nampa Care Center	Nampa	ID	252	2,810	—	252	2,810	1,986	1950	1983	25 years
Weiser Rehabilitation and Care Ctr.	Weiser	ID	157	1,760	—	157	1,760	1,392	1963	1983	25 years
Moscow Care Center	Moscow	ID	261	2,571	—	261	2,571	1,267	1955	1990	25 years
Mountain Valley Care and Rehab.	Kellogg	ID	68	1,281	—	68	1,281	944	1971	1984	25 years
Rolling Hills Health Care Center	New Albany	IN	81	1,894	—	81	1,894	720	1984	1993	25 years
Royal Oaks Healthcare & Rehab Ctr.	Terre Haute	IN	418	5,779	—	418	5,779	1,018	1995	1995	45 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Southwood Health & Rehab Center	Terre Haute	IN	90	2,868	—	90	2,868	1,014	1988	1993	25 years
Kindred Corydon	Corydon	IN	125	6,068	—	125	6,068	621	N/A	1998	45 years
Valley View Health Care Center	Elkhart	IN	87	2,665	—	87	2,665	988	1985	1993	25 years
Wildwood Healthcare Center	Indianapolis	IN	134	4,983	—	134	4,983	1,765	1988	1993	25 years
Meadowvale Health & Rehab. Ctr.	Bluffton	IN	7	787	—	7	787	198	1962	1995	22 years
Columbia Healthcare Facility	Evansville	IN	416	6,317	—	416	6,317	1,983	1983	1993	35 years
Bremen Health Care Center	Bremen	IN	109	3,354	—	109	3,354	948	1982	1996	45 years
Windsor Estates Health & Rehab Ctr	Kokomo	IN	256	6,625	—	256	6,625	1,771	1962	1995	35 years
Muncie Health Care & Rehab.	Muncie	IN	108	4,202	—	108	4,202	1,400	1980	1993	25 years
Parkwood Health Care Center	Lebanon	IN	121	4,512	—	121	4,512	1,545	1977	1993	25 years
Wedgewood Healthcare Center	Clarksville	IN	119	5,115	—	119	5,115	1,246	1985	1995	35 years
Westview Nursing & Rehab. Center	Bedford	IN	255	4,207	—	255	4,207	1,414	1970	1993	29 years
Columbus Health & Rehab. Center	Columbus	IN	345	6,817	—	345	6,817	3,048	1966	1991	25 years
Rosewood Health Care Center	Bowling Green	KY	248	5,371	—	248	5,371	2,187	1970	1990	30 years
Oakview Nursing & Rehab. Ctr.	Calvert City	KY	124	2,882	—	124	2,882	1,170	1967	1990	30 years
Cedars of Lebanon Nursing Center	Lebanon	KY	40	1,253	—	40	1,253	509	1930	1990	30 years
Winchester Centre for Health/Rehab.	Winchester	KY	137	6,120	—	137	6,120	2,465	1967	1990	30 years
Riverside Manor Health Care	Calhoun	KY	103	2,119	—	103	2,119	871	1963	1990	30 years
Maple Manor Healthcare Center	Greenville	KY	59	3,187	—	59	3,187	1,305	1968	1990	30 years
Danville Centre for Health & Rehab.	Danville	KY	322	3,538	—	322	3,538	1,123	1962	1995	30 years
Lexington Centre for Health & Rehab.	Lexington	KY	647	4,892	—	647	4,892	1,850	1963	1993	28 years
Northfield Centre for Health & Rehab.	Louisville	KY	285	1,555	—	285	1,555	717	1969	1985	30 years
Hillcrest Health Care Center	Owensboro	KY	544	2,619	—	544	2,619	2,235	1963	1982	22 years
Woodland Terrace Health Care Fac.	Elizabethtown	KY	216	1,795	—	216	1,795	1,474	1969	1982	26 years
Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830	—	137	1,830	974	1974	1985	35 years
Laurel Ridge Rehab. & Nursing Ctr.	Jamaica Plain	MA	194	1,617	—	194	1,617	758	1968	1989	30 years
Blue Hills Alzheimer's Care Center	Stoughton	MA	511	1,026	—	511	1,026	900	1965	1982	28 years
Brigham Manor Nursing & Rehab Ctr	Newburyport	MA	126	1,708	—	126	1,708	909	1806	1982	27 years
Presentation Nursing & Rehab. Ctr.	Brighton	MA	184	1,220	—	184	1,220	918	1968	1982	28 years
Country Manor Rehab. & Nsg. Center	Newburyport	MA	199	3,004	—	199	3,004	1,583	1968	1982	27 years
Crawford Skilled Nsg. & Rehab. Ctr.	Fall River	MA	127	1,109	—	127	1,109	770	1968	1982	29 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Hallmark Nursing & Rehab. Ctr.	New Bedford	MA	202	2,694	—	202	2,694	1,472	1968	1982	26 years
Sachem Nursing & Rehab. Ctr.	East Bridgewater	MA	529	1,238	—	529	1,238	1,033	1968	1982	27 years
Hammersmith House Nsg. Care Ctr.	Saugus	MA	112	1,919	—	112	1,919	957	1965	1982	28 years
Oakwood Rehab. & Nursing Center	Webster	MA	102	1,154	—	102	1,154	791	1967	1982	31 years
Timberlyn Heights Nsg. & Alz. Ctr.	Great Barrington	MA	120	1,305	—	120	1,305	865	1968	1982	29 years
Star of David Nsg. & Rehab/Alz Ctr.	West Roxbury	MA	359	2,324	—	359	2,324	1,845	1968	1982	26 years
Brittany Healthcare Center	Natick	MA	249	1,328	—	249	1,328	853	1996	1982	31 years
Briarwood Health Care Nursing Ctr	Needham	MA	154	1,502	—	154	1,502	937	1970	1982	30 years
Westridge Healthcare Center	Marlborough	MA	453	3,286	—	453	3,286	2,215	1964	1984	28.5 years
Bolton Manor Nursing Home	Marlborough	MA	222	2,431	—	222	2,431	1,373	1973	1984	34.5 years
Hillcrest Nursing Home	Fitchburg	MA	175	1,461	—	175	1,461	1,107	1957	1984	25 years
Country Gardens Sk. Nsg. & Rehab.	Swansea	MA	415	2,675	—	415	2,675	1,380	1969	1984	27 years
Quincy Rehab. & Nursing Center	Quincy	MA	216	2,911	—	216	2,911	1,852	1965	1984	24 years
West Roxbury Manor	West Roxbury	MA	91	1,001	—	91	1,001	942	1960	1984	20 years
Newton and Wellesley Alzheimer Ctr.	Wellesley	MA	297	3,250	—	297	3,250	1,598	1971	1984	30 years
Den-Mar Rehab. & Nursing Center	Rockport	MA	23	1,560	—	23	1,560	909	1963	1985	30 years
Eagle Pond Rehab. & Living Center	South Dennis	MA	296	6,896	—	296	6,896	2,249	1985	1987	50 years
Blueberry Hill Healthcare	Beverly	MA	129	4,290	—	129	4,290	2,150	1965	1968	40 years
Colony House Nsg. & Rehab. Ctr.	Abington	MA	132	999	—	132	999	803	1965	1969	40 years
Embassy House Sk. Nsg. & Rehab.	Brockton	MA	166	1,004	—	166	1,004	737	1968	1969	40 years
Franklin Sk. Nsg. & Rehab. Center	Franklin	MA	156	757	—	156	757	611	1967	1969	40 years
Great Barrington Rehab. & Nsg. Ctr.	Great Barrington	MA	60	1,142	—	60	1,142	875	1967	1969	40 years
River Terrace	Lancaster	MA	268	957	—	268	957	810	1969	1969	40 years
Walden Rehab. & Nursing Center	Concord	MA	181	1,347	—	181	1,347	1,085	1969	1968	40 years
Harrington House Nsg. & Rehab. Ctr.	Walpole	MA	4	4,444	—	4	4,444	1,179	1991	1991	45 years
Augusta Rehabilitation Center	Augusta	ME	152	1,074	—	152	1,074	632	1968	1985	30 years
Eastside Rehab. and Living Center	Bangor	ME	316	1,349	—	316	1,349	678	1967	1985	30 years
Winship Green Nursing Center	Bath	ME	110	1,455	—	110	1,455	735	1974	1985	35 years
Brewer Rehabilitation & Living Center	Brewer	ME	228	2,737	—	228	2,737	1,241	1974	1985	33 years
Kennebunk Nursing Center	Kennebunk	ME	99	1,898	—	99	1,898	866	1977	1985	35 years
Norway Rehabilitation & Living Center	Norway	ME	133	1,658	—	133	1,658	784	1972	1985	39 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Shore Village Rehab. & Nursing Ctr.	Rockland	ME	100	1,051	—	100	1,051	606	1968	1985	30 years
Westgate Manor	Bangor	ME	287	2,718	—	287	2,718	1,308	1969	1985	31 years
Brentwood Rehab. & Nsg. Center	Yarmouth	ME	181	2,789	—	181	2,789	1,307	1945	1985	45 years
Fieldcrest Manor Nursing Home	Waldoboro	ME	101	1,020	—	101	1,020	611	1963	1985	32 years
Park Place Health Care Center	Great Falls	MT	600	6,311	—	600	6,311	2,354	1963	1993	28 years
Parkview Acres Care & Rehab Ctr.	Dillon	MT	207	2,578	—	207	2,578	963	1965	1993	29 years
Pettigrew Rehab. & Healthcare Ctr.	Durham	NC	101	2,889	—	101	2,889	1,132	1969	1993	28 years
LaSalle Healthcare Center	Durham	NC	140	3,238	—	140	3,238	1,124	1969	1993	29 years
Sunnybrook & HC Rehab. Spec.	Raleigh	NC	187	3,409	—	187	3,409	1,536	1971	1991	25 years
Blue Ridge Rehab. & Healthcare Ctr.	Asheville	NC	250	3,819	—	250	3,819	1,338	1977	1991	32 years
Raleigh Rehab. & Healthcare Center	Raleigh	NC	316	5,470	—	316	5,470	2,466	1969	1991	25 years
Rose Manor Health Care Center	Durham	NC	201	3,527	—	201	3,527	1,526	1972	1991	26 years
Cypress Pointe Rehab & HC Center	Wilmington	NC	233	3,710	—	233	3,710	1,494	1966	1993	28.5 years
Winston-Salem Rehab & HC Center	Winston-Salem	NC	305	5,142	—	305	5,142	2,294	1968	1991	25 years
Silas Creek Manor	Winston-Salem	NC	211	1,893	—	211	1,893	714	1966	1993	28.5 years
Lincoln Nursing Center	Lincolnton	NC	39	3,309	—	39	3,309	1,561	1976	1986	35 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132	—	339	4,132	1,813	1967	1991	25 years
Guardian Care of Henderson	Henderson	NC	206	1,997	—	206	1,997	750	1957	1993	29 years
Rehab. & Nursing Center of Monroe	Monroe	NC	185	2,654	—	185	2,654	1,138	1963	1993	28 years
Guardian Care of Kinston	Kinston	NC	186	3,038	—	186	3,038	1,107	1961	1993	29 years
Guardian Care of Zebulon	Zebulon	NC	179	1,933	—	179	1,933	722	1973	1993	29 years
Guardian Care of Rocky Mount.	Rocky Mount	NC	240	1,732	—	240	1,732	729	1975	1997	25 years
Rehab. & Health Center of Gastonia	Gastonia	NC	158	2,359	—	158	2,359	940	1968	1992	29 years
Guardian Care of Elizabeth City	Elizabeth City	NC	71	561	—	71	561	570	1977	1982	20 years
Chapel Hill Rehab. & Healthcare Ctr.	Chapel Hill	NC	347	3,029	—	347	3,029	1,236	1984	1993	28 years
Homestead Health Care & Rehab Ctr	Lincoln	NE	277	1,528	1,178	277	2,706	1,894	1961	1994	45 years
Dover Rehab. & Living Center	Dover	NH	355	3,797	—	355	3,797	1,892	1969	1990	25 years
Greenbriar Terrace Healthcare	Nashua	NH	776	6,011	—	776	6,011	2,750	1963	1990	25 years
Hanover Terrace Healthcare	Hanover	NH	326	1,825	—	326	1,825	671	1969	1993	29 years
Las Vegas Healthcare & Rehab. Ctr.	Las Vegas	NV	454	1,018	—	454	1,018	285	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	NV	256	1,324	—	256	1,324	523	1971	1992	29 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Franklin Woods Health Care Center	Columbus	OH	190	4,712	—	190	4,712	1,389	1986	1992	38 years
Chillicothe Nursing & Rehab. Center	Chillecothe	OH	128	3,481	—	128	3,481	1,674	1976	1985	34 years
Pickerington Nursing & Rehab. Ctr.	Pickerington	OH	312	4,382	—	312	4,382	1,274	1984	1992	37 years
Logan Health Care Center	Logan	OH	169	3,750	—	169	3,750	1,404	1979	1991	30 years
Winchester Place Nsg. & Rehab. Ctr.	Canal Winchester	OH	454	7,149	—	454	7,149	3,056	1974	1993	28 years
Minerva Park Nursing & Rehab. Ctr.	Columbus	OH	210	3,684	—	210	3,684	710	1973	1997	45 years
West Lafayette Rehab & Nsg Ctr	West Lafayette	OH	185	3,278	—	185	3,278	795	1972	1996	45 years
Cambridge Health & Rehab. Center	Cambridge	OH	108	2,642	—	108	2,642	1,000	1975	1993	25 years
Coshocton Health & Rehab. Center	Coshocton	OH	203	1,979	—	203	1,979	748	1974	1993	25 years
Bridgepark Ctr. for Rehab. & Nsg. Sv.	Akron	OH	341	5,491	—	341	5,491	2,128	1970	1993	28 years
Lebanon Country Manor	Lebanon	OH	105	3,617	—	105	3,617	1,388	1984	1986	43 years
Sunnyside Care Center	Salem	OR	1,519	2,688	—	1,519	2,688	980	1981	1991	30 years
Medford Rehab. & Healthcare Center	Medford	OR	362	4,610	—	362	4,610	1,720	N/A	1991	34 years
Wyomissing Nsg. & Rehab. Ctr.	Reading	PA	61	5,095	—	61	5,095	778	1966	1993	45 years
Health Havens Nursing & Rehab. Ctr.	E. Providence	RI	174	2,643	—	174	2,643	414	1962	1990	45 years
Oak Hill Nursing & Rehab. Ctr.	Pawtucket	RI	91	6,724	—	91	6,724	1,037	1966	1990	45 years
Madison Healthcare & Rehab Ctr.	Madison	TN	168	1,445	—	168	1,445	568	1968	1992	29 years
Cordova Rehab. & Nursing Center	Cordova	TN	322	8,830	—	322	8,830	3,720	1979	1986	39 years
Primacy Healthcare & Rehab Ctr.	Memphis	TN	1,222	8,344	—	1,222	8,344	2,679	1980	1990	37 years
Masters Health Care Center	Algood	TN	524	4,370	—	524	4,370	1,803	1981	1987	38 years
San Pedro Manor	San Antonio	TX	602	4,178	—	602	4,178	692	1985	1995	45 years
Wasatch Care Center	Ogden	UT	374	596	—	374	596	434	1964	1990	25 years
Crosslands Rehab. & Health Care Ctr	Sandy	UT	334	4,300	—	334	4,300	1,151	1987	1992	40 years
St. George Care and Rehab. Center	St. George	UT	420	4,465	—	420	4,465	1,684	1976	1993	29 years
Federal Heights Rehab. & Nsg. Ctr.	Salt Lake City	UT	201	2,322	—	201	2,322	890	1962	1992	29 years
Wasatch Valley Rehabilitation	Salt Lake City	UT	389	3,545	—	389	3,545	1,251	1962	1995	29 years
Nansemond Pointe Rehab. & HC Ctr.	Suffolk	VA	534	6,990	—	534	6,990	2,472	1963	1991	32 years
Harbour Pointe Med. & Rehab. Ctr	Norfolk	VA	427	4,441	—	427	4,441	1,687	1969	1993	28 years
River Pointe Rehab. & Healthc. Ctr.	Virginia Beach	VA	770	4,440	—	770	4,440	2,107	1953	1991	25 years
Bay Pointe Medical & Rehab. Centre	Virginia Beach	VA	805	2,886	—	425	2,886	1,046	1971	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	15	4,656	—	15	4,656	2,206	1965	1990	27 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Arden Rehabilitation & Healthcare Ctr	Seattle	WA	1,111	4,013	—	1,111	4,013	1,488	1950	1993	28.5 years
Northwest Continuum Care Center	Longview	WA	145	2,563	—	145	2,563	984	1955	1992	29 years
Bellingham Health Care & Rehab Svc	Bellingham	WA	442	3,823	—	442	3,823	1,416	1972	1993	28.5 years
Rainier Vista Care Center	Puyallup	WA	520	4,780	—	520	4,780	1,362	1986	1991	40 years
Lakewood Healthcare Center	Lakewood	WA	504	3,511	—	504	3,511	1,023	1989	1989	45 years
Vancouver Healthcare & Rehab. Center	Vancouver	WA	449	2,964	—	449	2,964	1,165	1970	1993	28 years
Heritage Health & Rehab. Center	Vancouver	WA	76	835	—	76	835	296	1955	1992	29 years
Edmonds Rehab. & Healthcare Ctr.	Edmonds	WA	355	3,032	—	355	3,032	1,335	1961	1991	25 years
Queen Anne Healthcare	Seattle	WA	570	2,750	—	570	2,750	1,065	1970	1993	29 years
San Luis Medical & Rehab Center	Greenbay	WI	259	5,299	—	259	5,299	1,936	N/A	1996	25 years
Eastview Medical & Rehab. Center	Antigo	WI	200	4,047	—	200	4,047	1,773	1962	1991	28 years
Colonial Manor Medical & Rehab Ctr.	Wausau	WI	169	3,370	—	169	3,370	1,287	1964	1995	30 years
Colony Oaks Care Center	Appleton	WI	353	3,571	—	353	3,571	1,451	1967	1993	29 years
North Ridge Med. & Rehab. Center	Manitowoc	WI	206	3,785	—	206	3,785	1,444	1964	1992	29 years
Vallhaven Care Center	Neenah	WI	337	5,125	—	337	5,125	2,009	1966	1993	28 years
Kennedy Park Medical & Rehab. Ctr.	Schofield	WI	301	3,596	—	301	3,596	2,502	1966	1982	29 years
Family Heritage Med. & Rehab. Ctr.	Wisconsin Rapids	WI	240	3,350	—	240	3,350	2,542	1966	1982	26 years
Mt. Carmel Medical & Rehab. Ctr.	Burlington	WI	274	7,205	—	274	7,205	2,455	1971	1991	30 years
Mt. Carmel Medical & Rehab. Ctr.	Milwaukee	WI	2,678	25,867	—	2,678	25,867	10,403	1958	1991	30 years
Sheridan Medical Complex	Kenosha	WI	282	4,910	—	282	4,910	2,198	1964	1991	25 years
Woodstock Health & Rehab. Center	Kenosha	WI	562	7,424	—	562	7,424	3,467	1970	1991	25 years
Mountain Towers Healthcare & Rehab	Cheyenne	WY	342	3,814	—	342	3,814	1,328	1964	1992	29 years
South Central Wyoming HC. & Rehab	Rawlins	WY	151	1,738	—	151	1,738	638	1955	1993	29 years
Wind River Healthcare & Rehab. Ctr	Riverton	WY	179	1,559	—	179	1,559	567	1967	1992	29 years
Sage View Care Center	Rock Springs	WY	287	2,392	—	287	2,392	899	1964	1993	30 years

TOTAL KINDRED NURSING FACILITIES			75,264	734,661	1,178	74,884	735,839	282,458

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

NON-KINDRED SKILLED NURSING FACILITIES
Millenium Health & Rehab. Ctr. at South River	Edgewater	MD	664	7,333	—	664	7,333	49	1980	2002	25 years
Regency Nursing and Rehabilitation	Forestville	MD	682	8,874	—	682	8,874	74	1966	2002	25 years
St. Agnes Nursing and Rehabilitation	Ellicott City	MD	672	8,439	—	672	8,439	56	1985	2002	25 years
Birchwood Care Center	Marne	MI	291	6,187	—	285	3,095	1,385	N/A	1986	36 years
Clara Barton Terrace	Flint	MI	375	2,219	—	375	2,219	2,326	N/A	1982	21 years
Mary Avenue Care Center	Lansing	MI	162	1,744	—	162	1,744	1,744	N/A	1982	21 years
Woodside Convalescent Center	Rochester	MN	639	3,440	56	639	3,496	2,554	N/A	1982	28 years
Chardon Quality Care Center	Chardon	OH	240	7,549	—	240	7,549	50	1987	2002	25 years
Greenbriar Quality Care	Boardman	OH	451	11,033	—	451	11,033	74	1991	2002	25 years
Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	1,147	N/A	1993	25 years

TOTAL NON-KINDRED SKILLED NURSING FACILITIES			4,334	60,084	131	4,328	57,123	9,459

TOTAL FOR SKILLED NURSING FACILITIES			79,598	794,745	1,309	79,212	792,962	291,917

KINDRED HOSPITALS
Kindred Hospital—Phoenix	Phoenix	AZ	226	3,359	—	226	3,359	1,391	N/A	1992	30 years
Kindred Hospital—Tucson	Tuscon	AZ	130	3,091	—	130	3,091	1,506	N/A	1994	25 years
Kindred Hospital—Ontario	Ontario	CA	523	2,988	—	523	2,988	1,235	N/A	1994	25 years
Kindred Hospital—San Leandro	San Leandro	CA	2,735	5,870	—	2,735	5,870	4,017	N/A	1993	25 years
Kindred Hospital—Orange County	Westminster	CA	728	7,384	—	728	7,384	3,672	N/A	1993	20 years
THC—Orange County	Brea	CA	3,144	2,611	—	3,144	2,611	413	1990	1995	40 years
Kindred Hospital—San Diego	San Diego	CA	670	11,764	—	670	11,764	4,555	N/A	1994	25 years
Recovery Inn of Menlo Park	Menlo Park	CA	—	2,799	—	—	2,799	1,403	1992	1992	20 years
Kindred Hospital—Denver	Denver	CO	896	6,367	—	896	6,367	3,253	N/A	1994	20 years
Kindred Hospital—Coral Gables	Coral Gables	FL	1,071	5,348	—	1,071	5,348	2,629	N/A	1992	30 years
Kindred Hospital—St. Petersburg	St. Petersburg	FL	1,418	17,525	7	1,418	17,532	5,644	1968	1997	40 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Kindred Hospital—Ft. Lauderdale	Ft. Lauderdale	FL	1,758	14,080	—	1,758	14,080	6,453	N/A	1989	30 years
Kindred Hospital—North Florida	Green Cove Spr.	FL	145	4,613	—	145	4,613	1,767	N/A	1994	20 years
Kindred Hospital—Central Tampa	Tampa	FL	2,732	7,676	—	2,732	7,676	1,667	1970	1993	40 years
Kindred Hospital—Hollywood	Hollywood	FL	605	5,229	—	605	5,229	1,698	1937	1995	20 years
Kindred Hospital—Sycamore	Sycamore	IL	77	8,549	—	77	8,549	3,183	N/A	1993	20 years
Kindred Hospital—Chicago North	Chicago	IL	1,583	19,980	—	1,583	19,980	7,337	N/A	1995	25 years
Kindred Hospital—Lake Shore	Chicago	IL	1,513	9,525	—	1,513	9,525	5,536	1995	1976	20 years
Kindred Hospital—Northlake	Northlake	IL	850	6,498	—	850	6,498	2,912	N/A	1991	30 years
Kindred Hospital—LaGrange	LaGrange	IN	173	2,330	—	173	2,330	1,803	N/A	1985	25 years
Kindred Hospital—Indianapolis	Indianapolis	IN	985	3,801	—	985	3,801	1,798	N/A	1993	30 years
Kindred Hospital—Louisville	Louisville	KY	3,041	12,330	—	3,041	12,330	4,888	N/A	1995	20 years
Kindred Hospital—New Orleans	New Orleans	LA	648	4,971	—	648	4,971	2,543	1968	1978	20 years
Kindred Hosp—Boston Northshore	Peabody	MA	543	7,568	—	543	7,568	1,707	1974	1993	40 years
Kindred Hospital—Boston	Boston	MA	1,551	9,796	—	1,551	9,796	5,176	N/A	1994	25 years
Kindred Hospital—Detroit	Lincoln Park	MI	355	3,544	—	355	3,544	1,908	N/A	1991	20 years
Kindred Hospital—Metro Detroit	Detroit	MI	564	4,896	—	564	4,896	812	1980	1997	40 years
Kindred Hospital—Minneapolis	Golden Valley	MN	223	8,120	—	223	8,120	2,036	1952	1994	40 years
Kindred Hospital—Kansas City	Kansas City	MO	277	2,914	—	277	2,914	1,410	N/A	1992	30 years
Kindred Hospital—St. Louis	St. Louis	MO	1,126	2,087	—	1,126	2,087	1,132	N/A	1991	40 years
Kindred Hospital—Greensboro	Greensboro	NC	1,010	7,586	—	1,010	7,586	3,408	N/A	1994	20 years
Kindred Hospital—Albuquerque	Albuquerque	NM	11	4,253	—	11	4,253	834	1985	1993	40 years
THC—Las Vegas Hospital	Las Vegas	NV	1,110	2,177	—	1,110	2,177	425	1980	1994	40 years
Kindred Hospital—Oklahoma City	Oklahoma City	OK	293	5,607	—	293	5,607	2,100	N/A	1993	30 years
Kindred Hospital—Philadelphia	Philadelphia	PA	135	5,223	—	135	5,223	1,245	N/A	1995	35 years
Kindred Hospital—Pittsburgh	Oakdale	PA	662	12,854	—	662	12,854	3,434	N/A	1996	40 years
Kindred Hospital—Chattanooga	Chattanooga	TN	757	4,415	—	757	4,415	2,116	N/A	1993	22 years
Kindred Hospital—San Antonio	San Antonio	TX	249	11,413	—	249	11,413	3,943	N/A	1993	30 years
Kindred Hospital—Ft. Worth Southwest	Ft. Worth	TX	2,342	7,458	—	2,342	7,458	3,313	1987	1986	20 years
Kindred Hospital—Houston Northwest	Houston	TX	1,699	6,788	—	1,699	6,788	1,773	1986	1985	40 years
Kindred Hospital—Mansfield	Mansfield	TX	267	2,462	—	267	2,462	1,012	N/A	1990	40 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	Location		Land	Buildings and Improv- ments		Land	Buildings and Improv- ments
Facility name	City	State

Kindred Hospital—Ft. Worth West	Ft. Worth	TX	648	10,608	—	648	10,608	3,759	N/A	1994	34 years
Kindred Hospital—Houston	Houston	TX	33	7,062	—	33	7,062	2,938	N/A	1994	20 years

TOTAL FOR KINDRED HOSPITALS			39,506	295,519	7	39,506	295,526	115,784

NON-KINDRED HOSPITALS
Greenbriar Hospital	Boardman	OH	73	4,352	—	73	4,352	29	1991	2002	25 years

TOTAL FOR NON-KINDRED HOSPITALS			73	4,352	—	73	4,352	29

TOTAL FOR HOSPITALS			39,579	299,871	7	39,579	299,878	115,813

PERSONAL CARE FACILITIES
The Commons at Greenbriar	Boardman	OH	152	2,487	—	152	2,487	17	1987	2002	25 years
ResCare—Tangram—8 sites	San Marcos	TX	616	6,512	4	616	6,520	1,385	N/A	1998	20 years

TOTAL FOR PERSONAL CARE FACILITIES			768	8,999	4	768	9,007	1,402

			119,945	1,103,615	1,320	119,559	1,101,847	409,132

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

	2002	2001	2000
Reconciliation of real estate

Carrying cots:
Balance at beginning of period	$1,175,838	$1,176,143	$1,182,547
Additions during period:
Acquisitions	53,000	75
Dispositions:
Sale of land parcel		(380)
Sale of facility	(7,432)		(6,404)

Balance end of period	$1,221,406	$1,175,838	$1,176,143

Accumulated depreciation:
Balance at beginning of period	$369,502	$327,598	287,756
Depreciation expense	41,891	41,904	42,188
Dispositions:
Sale of facility	(2,261)		(2,346)

	$409,132	$369,502	$327,598