Form 10-Q
period 2003-03-31
VENTAS INC
filed 2003-04-29
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 23, 2003:
Common Stock, $.25 par value	79,056,109 Shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets
Real estate investments:
Land	$119,559	$119,559
Building and improvements	1,101,847	1,101,847

	1,221,406	1,221,406
Accumulated depreciation	(419,868)	(409,132)

Total net real estate property	801,538	812,274
Loan receivable, net	16,505	16,528

Total net real estate investments	818,043	828,802

Cash and cash equivalents	3,083	2,455
Restricted cash	19,575	19,953
Deferred financing costs, net	16,684	17,704
Investment in Kindred Healthcare, Inc. common stock	10,414	16,713
Notes receivable from employees, former employees and accrued interest	4,158	4,139
Other	6,137	6,014

Total assets	$878,094	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$750,442	$707,709
United States Settlement	41,120	43,992
Securities settlement due (purchase of Senior Notes)	—	37,366
Deferred revenue	18,248	18,883
Interest rate swap agreements	47,499	47,672
Accrued dividend	—	16,596
Accrued interest	15,116	7,237
Accounts payable and other accrued liabilities	17,769	25,402
Other liabilities—disputed federal, state and local tax refunds	272	14,156
Deferred income taxes	30,394	30,394

Total liabilities	920,860	949,407

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, unissued	—	—
Common stock	20,652	20,652
Capital in excess of par value	188,992	191,779
Unearned compensation on restricted stock	(1,730)	(793)
Accumulated other comprehensive loss	(32,574)	(26,116)
Retained earnings (deficit)	(118,137)	(134,279)

	57,203	51,243
Treasury stock	(99,969)	(104,870)

Total stockholders’ equity (deficit)	(42,766)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$878,094	$895,780

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Rental income	$49,184	$46,102
Interest income from loan receivable	747	—
Interest and other income	492	342

	50,423	46,444

Expenses:
General and administrative	3,140	2,311
Professional fees	760	565
Reversal of contingent liability	(20,164)	—
Amortization of restricted stock grants	291	422
Depreciation	10,801	10,405
Interest	17,125	19,740
Interest on United States Settlement	1,182	1,471

Total expenses	13,135	34,914

Income before discontinued operations	37,288	11,530
Discontinued operations (including gain on sale of assets)	—	1,171

Net income	$37,288	$12,701

Earnings Per Share:
Basic:
Income before discontinued operations	$0.47	$0.16

Net income	$0.47	$0.18

Diluted:
Income before discontinued operations	$0.47	$0.16

Net income	$0.47	$0.18

Shares used in computing earnings per common share:
Basic	78,834	68,698
Diluted	79,296	69,844
Dividend declared per common share	$0.2675	$0.2375

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Net income	$37,288	$12,701
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(4,699)	2,584
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	4,540	8,131
Unrealized loss on Kindred Healthcare, Inc. common stock	(6,299)	(11,367)

	(6,458)	(652)

Net comprehensive income	$30,830	$12,049

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$37,288	$12,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	10,801	10,466
Amortization of deferred financing costs	1,020	700
Amortization of restricted stock grants	291	422
Normalized rents	(43)	(48)
Gain on sale of assets (included in discontinued operations in 2002)	—	(1,057)
Amortization of deferred revenue	(666)	(627)
Other	(54)	38
Changes in operating assets and liabilities:
Decrease in restricted cash	378	779
Increase in other assets	(914)	(254)
Increase in accrued interest	7,879	924
Increase (decrease) in accounts payable and accrued and other liabilities	(20,134)	134

Net cash provided by operating activities	35,846	24,178
Cash flows from investing activities:
Proceeds from sale of real estate	—	1,550
Collection from loan receivable	54	—
Purchase of furniture and equipment	(41)	(76)
Increase in notes receivable from employees, former employees and accrued interest	(19)	(873)

Net cash provided by (used in) investing activities	(6)	601
Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	43,350	—
Purchase of Senior Notes	(37,366)	—
Repayment of long-term debt	(617)	(16,824)
Payment on United States Settlement	(2,872)	—
Proceeds from (cost of) issuance of stock	35	(40)
Cash dividends to stockholders	(37,742)	(17,230)

Net cash used in financing activities	(35,212)	(34,094)

Increase (decrease) in cash and cash equivalents	628	(9,315)
Cash and cash equivalents—beginning of period	2,455	18,596

Cash and cash equivalents—end of period	$3,083	$9,281

Supplemental schedule of noncash activities:
Dividend distribution of Kindred common stock	$—	$17,086

See notes to condensed consolidated financial statements

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—REPORTING ENTITY

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for the year ending December 31, 2003 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 44 hospitals, 220 nursing facilities and nine other healthcare and senior housing facilities in 37 states as of March 31, 2003. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 210 of the Company’s nursing facilities and all but one of the Company’s hospitals as of March 31, 2003. The Company also has investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of March 31, 2003, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily an indication of the results that may be expected for the year ending December 31, 2003. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has one primary reportable segment, which consists of investments in real estate. The Company’s primary business is financing, owning and leasing healthcare-related and senior housing facilities. See “Note 3—Concentration of Credit Risk.” All of the Company’s leases are triple-net leases, which require the tenants to pay all property-related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relate to the Company’s investment in real estate.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1, and Technical Correction” (“SFAS No. 145”). SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require the Company to reclassify prior

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. As required, on January 1, 2003 the Company adopted SFAS No. 145. The implementation of SFAS No. 145 had no impact in the periods presented.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company has stock-based employee compensation plans which are described in “Note 6—Stockholders’ Equity and Stock Options.” The Company accounts for these plans under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In addition, the Company grants shares of restricted stock to certain officers and directors. Shares of restricted stock vest cumulatively in two to four equal annual installments beginning either on the date of the grant or on the first anniversary of the date of the grant. In accordance with the provisions of APB Opinion No. 25, compensation expense is recognized for these restricted stock grants over these vesting periods.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2003, approximately 71.4% of the Company’s real estate investments, based on the original cost of such investments, related to skilled nursing facilities. The remaining real estate investments consist of hospitals, personal care facilities and other senior housing facilities. The Company’s facilities are located in 37 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s total revenues.

As of March 31, 2003, approximately 93.8% of the Company’s real estate investments, based on the original cost of such investments, were operated by Kindred. Approximately 93.5% of the Company’s total revenue for the three months ended March 31, 2003 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the “CMBS Master Lease,” and, collectively with the Amended Master Leases, the “Master Leases”).

Because the Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company’s revenues, Kindred’s financial condition and its ability and willingness to satisfy its rent obligations under the Master Leases and certain other agreements will significantly impact the Company’s revenues and its ability to service its indebtedness, its obligations with respect to the settlement contained in Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”) of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”) and other obligations, and to make distributions to its stockholders. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases or that Kindred will perform its obligations under the Master Leases. The failure of Kindred to make three consecutive rental payments under any of the Master Leases will trigger an event of default under the Company’s 2002 Credit Agreement (as defined below). The inability or unwillingness of Kindred to satisfy its obligations under the Master Leases would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness, its obligations under the United States Settlement and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On October 10, 2002, Kindred announced that it planned to record a substantial increase in costs related to professional liability claims, primarily claims related to skilled nursing facility operations conducted in Florida. The annual cash rent from the 15 Florida skilled nursing facilities the Company leases to Kindred is approximately $8.5 million, which constitutes approximately 4.3% of the total $201.1 million in annualized real estate-related revenue payable to the Company. The Company believes that under the terms of its leases with Kindred, Kindred is not entitled to abandon the leased properties, reduce the rent, or receive other concessions based on the increases in professional liability costs.

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

Based on the information available to the Company, the Company believes its consent is required for the proposed sublease of the 15 skilled nursing facilities by Kindred. However, in its December 11, 2002 announcement, Kindred stated, among other things, that it has the ability to sublease 12 of the skilled nursing facilities in Florida without the Company’s consent and that the Company’s consent cannot be unreasonably withheld on the remaining three skilled nursing facilities in Florida. Kindred further stated that if the Company improperly interferes with the completion of the proposed transaction, it will seek appropriate legal remedies against the Company as well as damages for the continuing losses it is sustaining with respect to these facilities. The Company believes that it has the right to consent to the proposed sublease of the 15 skilled nursing facilities in Florida held by Kindred, and intends to defend vigorously any legal actions arising out of its withholding of such consent. However, there can be no assurance as to what the outcome of any such action on the part of Kindred might be or the ultimate effects it might have on the Company’s financial condition, results of operations, or the share price of the Company’s common stock.

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

As a result of Kindred’s October 10, 2002 announcement of its increased costs in Florida, its operating results for the year ended December 31, 2002 and other events, the market value of the Company’s common stock in Kindred (the “Kindred Common Stock”) has declined from $16.7 million as of December 31, 2002 to approximately $10.4 million as of March 31, 2003. The Company’s investment in Kindred Common Stock is classified as available for sale in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Kindred Common Stock is measured and reported on the Company’s Consolidated Balance Sheet at fair value. The Company’s unrealized gains and losses on the Kindred Common Stock are reported as a component of Accumulated Other Comprehensive Loss on the Company’s Condensed Consolidated Balance Sheets.

Consistent with its October 10, 2002 announcement, on March 24, 2003, Kindred announced that its costs related to professional liability claims rose significantly in 2002. Kindred also announced that it believed costs related to professional liability claims would continue to increase in the future. Kindred stated that the professional

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

liability costs were increasing in all states in addition to Florida. There can be no assurance that continued increases in professional liability costs will not have a material adverse effect on the liquidity, financial condition or results of operations of Kindred which could have a material adverse effect on its ability to make rental payments to the Company which, in turn, could have a Material Adverse Effect on the Company.

Agreement of Indemnity – Third Party Leases

In connection with the Company’s spin off of Kindred in 1998 (the “1998 Spin Off”), the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third Party Leases”). The lessors of these properties may claim that the Company remains liable on the Third Party Leases assigned to Kindred. Under the terms of an indemnity agreement relating to the Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred (the “Subleased Third Party Leases”). If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, and if the lessors prevail in a claim against the Company under the Third Party Leases, then the Company may be liable for the payment and performance of the obligations under any such Third Party Lease. The Company believes it may have valid legal defenses to any such claim by certain lessors under the Third Party Leases. However, there can be no assurance the Company would prevail in a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years. The Third Party Leases relating to ground leases have remaining terms from 1 to 80 years. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Leases. If Kindred does not satisfy or otherwise honor the obligations under the indemnity agreement relating to the Third Party Leases, then the Company may be liable for the payment and performance of such obligations. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease. As of March 31, 2003, the total aggregate remaining minimum rental payments under the Third Party Leases were $35.1 million.

Agreement of Indemnity – Third Party Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the “Third Party Guarantees”). The Company may remain liable on the Third Party Guarantees assigned to Kindred. Under the terms of an indemnity agreement relating to the Third Party Guarantees, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Kindred. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Kindred, then the Company may be liable for the payment and performance of the obligations under any such agreement.

The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third Party Guarantees. If Kindred does not satisfy or otherwise honor the obligations under the indemnity agreement relating to the Third Party Guarantees, then the

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Company may be liable for the payment and performance of such obligations. As of March 31, 2003, the Company had a $5 million exposure under these Third Party Guarantees.

NOTE 4—DISPOSITIONS

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the Condensed Consolidated Statements of Operations as “Discontinued Operations” for all periods presented. Interest expense allocated to Discontinued Operations has been estimated based on a proportional allocation of rental income among all of the Company’s facilities.

On March 13, 2002, the Company sold a 125 licensed bed skilled nursing facility located in Las Vegas, Nevada to an unrelated third party for $1.8 million and recognized a gain of $1.1 million which was reported as a component of Discontinued Operations. The Company applied net proceeds of $1.5 million as a prepayment of the Company’s indebtedness. On June 20, 2002, the Company sold a 164 licensed bed hospital facility located in Arlington, Virginia to an unrelated third party and recognized a gain of approximately $22.4 million. The Company applied net proceeds of $27.1 million as a prepayment of the Company’s indebtedness. The Company did not have any properties held for sale or sell any properties during the first quarter ended March 31, 2003.

Set forth below is a summary of the results of operations of the Arlington hospital and the Las Vegas skilled nursing facility through the first quarter ended March 31, 2002 (in thousands):

Three months ended March 31, 2002
Rental income	$295

Interest	120
Depreciation	61

Income before gain on sale of real estate	114
Gain on sale of real estate	1,057

Discontinued Operations	$1,171

NOTE 5—RECENT DEVELOPMENTS

Recent Developments Regarding Income Taxes

On April 1, 2003, the Internal Revenue Service (“IRS”) notified the Company that it had completed its review of the Company’s federal income tax returns for the Company’s 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that the Company (1) does not owe any additional taxes for those periods, (2) is entitled to retain the approximately $26 million federal tax refund it received in 1999 for those periods (the “Original Federal Refund Amount”), and (3) is entitled to receive an additional refund of $1.2 million for those periods (the “Additional Federal Refund Amount”). In addition, as a result of the completion of the audit, the Company will retain substantially all of its favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 31, 2003, approximately $14.1 million of the restricted cash reported on the Condensed Consolidated Balance Sheet represented the Company’s share of the amounts held in a previously established escrow account (the “Tax Refund Escrow”). As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from the Tax Refund Escrow. The Tax Refund Escrow held the Original Federal Refund Amount and certain other tax refunds (collectively, the “Tax Refund Escrow Funds”) related to periods ending in years prior to or including the date of the 1998 Spin Off. After payment of certain related expenses, the Company used approximately $13.0 million of its portion of the Tax Refund Escrow Funds to pay down debt.

In the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of the liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities – disputed federal, state and local tax refunds on the Condensed Consolidated Balance Sheet. As of March 31, 2003, the balance in this liability account was $0.3 million. The other portion of the contingent liability was previously recorded to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of March 31, 2003, this contingent liability was $1.3 million, and was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet.

The Additional Federal Refund Amount and any other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these refunds as a receivable in other assets on the Condensed Consolidated Balance Sheet as of March 31, 2003.

Under the terms of the agreement governing the Tax Refund Escrow, when no further claims may be made for tax periods ending on or before 1998, all funds remaining in the Tax Refund Escrow will be distributed equally to the Company and Kindred. In addition, the companies may jointly agree to disburse funds from the Tax Refund Escrow in equal amounts prior to the expiration of applicable statutes of limitations. Any additional disbursements from the Tax Refund Escrow will be made as remaining tax claims are resolved.

Recent Developments Regarding Liquidity

Repurchase of Senior Notes

On December 31, 2002, the Company repurchased $783,000 in aggregate principal amount of 8-3/4% Senior Notes due 2009 (the “2009 Senior Notes”) and $33,179,000 in aggregate principal amount of 9% Senior Notes due 2012 (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) on the open market. The total purchase price of $37.4 million was reported as a liability on the Consolidated Balance Sheet as of December 31, 2002 pending settlement of the transaction. On January 6, 2003, the Company paid the purchase price in settlement of the transaction.

Decrease of Applicable Percentage and Increase of Borrowing Base Under 2002 Credit Agreement

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). The 2002 Credit Agreement is a $350 million credit facility (the “Total Commitments”) consisting of a $60 million term loan (the “Tranche B Term Loan”) and a $290 million revolving credit facility (the “Revolving Credit Facility”).

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage (as defined below) over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility, from the inception of the loan through March 31, 2003, the Applicable Percentages were 2.75% and 1.25% on the Eurodollar Rate and the Base Rate, respectively. Effective April 7, 2003, the Applicable Percentage was reduced to 2.50% on the Eurodollar Rate and 1.00% on the Base Rate.

On March 20, 2003, Ventas Realty increased the number of real properties mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”) from 59 to 60. All 60 Borrowing Base Properties are leased to Kindred pursuant to Amended Master Lease No. 1. The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of all obligations outstanding under the 2002 Credit Agreement may not at any time exceed the Borrowing Base. As of March 31, 2003, the Borrowing Base was $310.3 million, the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $162.4 million and the remaining availability under the 2002 Credit Agreement was $147.9 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

Recent Developments Regarding Dividends

The Company declared the first quarterly dividend for 2003 of $0.2675 per share on February 24, 2003, which was paid in cash on March 17, 2003 to stockholders of record on March 4, 2003. As a REIT, the Company is required to distribute to its stockholders 90% of its taxable income. Although the Company currently intends to distribute 100% or more of its taxable income for 2003 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

The Company’s estimation of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001 (the “Kindred Effective Date”); the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions impacting the estimation of the Company’s 2003 taxable income are subject to change and many are outside the control of the Company. If any of the assumptions vary, the Company’s expectations regarding future dividends may change.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with accounting principles generally accepted in the United States depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of funds from operations (“FFO”) (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures governing the Senior Notes (the “Indentures”) and the 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Senior Notes under each Indenture and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

Although the Company intends to continue to qualify as a REIT for the year ending December 31, 2003 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT in any such year. If the Company were to fail, or elect not, to continue to qualify as a REIT in any such year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth year after the year of such termination or revocation.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Company has five plans under which options to purchase common stock have been, or may be, granted to officers, employees, and non-employee directors and one plan under which certain directors may receive common stock of the Company in lieu of director fees. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net Income, as reported	$37,288	$12,701
Add: Stock-based employee compensation expense included in reported net income	291	422
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(379)	(564)

Proforma net income	$37,200	$12,559

Earnings per share:
Basic—as reported	$0.47	$0.18
Basic—pro forma	$0.47	$0.18
Diluted—as reported	$0.47	$0.18
Diluted—pro forma	$0.47	$0.18

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	Three Months Ended March 31,
	2003	2002
Risk free interest rate	4.0%	4.1%
Dividend yield	9.0%	9.0%
Volatility factors of the expected market price for the Company’s common stock	0.254%	0.276%
Weighted average expected life of options	9 years	9 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 7—LITIGATION

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

A stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The Complaint alleges, among other things, that the defendants damaged Kindred and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities fraud and damaging the reputation of Kindred and the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the Complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. There were no material developments in this lawsuit during the quarter ended March 31, 2003. Kindred, on behalf of the Company, intends to continue to defend this action vigorously.

A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs’ civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs’ state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the Delaware bankruptcy proceedings of Vencor, Inc. (now Kindred) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys’ fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. Before any class of plaintiffs was certified, this action was dismissed in its entirety on February 4, 2002 because it was deemed to be an impermissible collateral attack on the Delaware Bankruptcy Court’s confirmation order. The plaintiffs thereafter filed an appeal of the District Court’s dismissal to the United States Court of Appeals for the Sixth Circuit. However, on plaintiffs’ motion, the appeal was stayed after the plaintiffs separately filed a motion with the Delaware Bankruptcy Court seeking, among other things, to have the Delaware Bankruptcy Court set aside portions of the releases of the Company contained in the Final Plan, as such releases might apply to the plaintiffs. On September 19, 2002, the Delaware Bankruptcy Court denied the plaintiffs’ motion. On February 28, 2003, the plaintiffs resumed their Sixth Circuit appeal by filing their initial brief with the Sixth Circuit. On April 1, 2003, Kindred, on behalf of the Company, filed defendants’ response brief. Kindred, on behalf of the Company, intends to continue to contest the Sixth Circuit appeal vigorously.

Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is a party to certain legal actions and regulatory investigations that arise from the normal course of its prior healthcare operations, which legal actions and regulatory investigations are being defended by Kindred under the Indemnification. Neither the Company nor Kindred is able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the Centers for Medicare and Medicaid Services or other regulatory agencies will not initiate additional investigations related to Kindred’s business or the Company’s prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s liquidity, financial position or results of operations, which in turn could have a Material Adverse Effect on the Company.

Other Litigation

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the quarter ended March 31, 2003.

The Company is party to various lawsuits arising in the normal course of the Company’s business. It is the opinion of management that, except as set forth in this Note 7, the disposition of these lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions is incorrect, such lawsuits could have a Material Adverse Effect on the Company.

No provision for liability, if any, resulting from the aforementioned litigation has been made in the Company’s Condensed Consolidated Financial Statements as of March 31, 2003.

NOTE 8—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator for Basic and Diluted Earnings Per Share:
Income before Discontinued Operations	$37,288	$11,530
Discontinued Operations	—	1,171

Net Income	$37,288	$12,701

Denominator:
Denominator for Basic Earnings Per Share—Weighted Average Shares	78,834	68,698
Effect of Dilutive Securities:
Stock Options	460	1,005
Time Vesting Restricted Stock Awards	2	141

Dilutive Potential Common Stock	462	1,146

Denominator for Diluted Earnings Per Share—Adjusted Weighted Average	79,296	69,844

Basic Earnings Per Share:
Income before Discontinued Operations	$0.47	$0.16
Discontinued Operations	—	0.02

Net Income	$0.47	$0.18

Diluted Earnings Per Share:
Income before Discontinued Operations	$0.47	$0.16
Discontinued Operations	—	0.02

Net Income	$0.47	$0.18

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—CONDENSED CONSOLIDATING INFORMATION

The following summarizes the unaudited condensed consolidating information for the Company as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002:

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2003

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$14,021	$697,501	$106,521		$818,043
Cash and cash equivalents	48	3,034	1		3,083
Restricted cash	14,126	407	5,042		19,575
Deferred financing costs, net	—	11,632	5,052		16,684
Investment in Kindred Healthcare, Inc. common stock	—	10,414	—		10,414
Notes receivable from employees	1,734	2,424	—		4,158
Equity in Affiliates	33,651	—	—	$(33,651)	—
Other	1,763	3,603	771		6,137

Total assets	$65,343	$729,015	$117,387	$(33,651)	$878,094

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$528,388	$222,054		$750,442
United States Settlement	41,120	—	—		41,120
Deferred revenue	116	14,997	3,135		18,248
Interest rate swap agreements	—	47,499	—		47,499
Accrued interest	—	14,737	379		15,116
Accounts payable, intercompany and other accrued liabilities	2,229	15,540	—		17,769
Other liabilities—disputed tax refunds and accumulated interest	272	—	—		272
Deferred income taxes	30,394	—	—		30,394

Total liabilities	74,131	621,161	225,568	—	920,860
Total stockholders’ equity (deficit)	(8,788)	107,854	(108,181)	$(33,651)	(42,766)

Total liabilities and stockholders’ equity (deficit)	$65,343	$729,015	$117,387	$(33,651)	$878,094

(a)	Ventas Realty, Limited Partnership and Ventas Capital Corporation are the co-issuers of the Senior Notes. Ventas Capital Corporation is a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the offering of the Senior Notes.

(b)	The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$14,194	$706,728	$107,880		$828,802
Cash and cash equivalents	48	2,406	1		2,455
Restricted cash	14,395	510	5,048		19,953
Deferred financing costs, net	—	12,311	5,393		17,704
Investment in Kindred Healthcare, Inc. common stock	—	16,713	—		16,713
Notes receivable from employees	1,716	2,423	—		4,139
Equity in affiliates	55,766	—	—	$(55,766)	—
Other	688	3,735	1,591		6,014

Total assets	$86,807	$744,826	$119,913	$(55,766)	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$485,038	$222,671		$707,709
United States Settlement	43,992	—	—		43,992
Securities settlement due	—	37,366	—		37,366
Deferred revenue	123	15,517	3,243		18,883
Interest rate swap agreements	—	47,672	—		47,672
Accrued dividend	16,596	—	—		16,596
Accrued interest	—	6,843	394		7,237
Accounts payable, intercompany and other accrued liabilities	7,451	17,951	—		25,402
Other liabilities—disputed tax refunds and accumulated interest	14,156	—	—		14,156
Deferred income taxes	30,394	—	—		30,394

Total liabilities	112,712	610,387	226,308		949,407
Total stockholders’ equity (deficit)	(25,905)	134,439	(106,395)	(55,766)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$86,807	$744,826	$119,913	$(55,766)	$895,780

(a)	Ventas Realty, Limited Partnership and Ventas Capital Corporation are the co-issuers of the Senior Notes. Ventas Capital Corporation is a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the offering of the Senior Notes.

(b)	The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2003

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Revenues:
Rental income	$495	$40,520	$8,169		$49,184
Interest income from loan receivable	—	747	—		747
Equity earnings in affiliate(s)	18,107	—	—	$(18,107)	—
Interest and other income	67	422	3		492

Total revenues	18,669	41,689	8,172	(18,107)	50,423

Expenses:
General and administrative	32	2,586	522		3,140
Professional fees	8	626	126		760
Reversal of contingent liability	(20,164)	—	—		(20,164)
Amortization of restricted stock grants	3	240	48		291
Depreciation	174	9,267	1,360		10,801
Interest	—	14,404	2,721		17,125
Interest on United States Settlement	1,182	—	—		1,182

Total expenses	(18,765)	27,123	4,777		13,135

Net income (loss)	$37,434	$14,566	$3,395	$(18,107)	$37,288

(a)	Ventas Realty, Limited Partnership and Ventas Capital Corporation are the co-issuers of the Senior Notes. Ventas Capital Corporation is a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the offering of the Senior Notes.

(b)	The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2002

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Revenues:
Rental income	$630	$37,575	$7,897		$46,102
Equity earnings in affiliate(s)	13,834	—	—	$(13,834)	—
Interest and other income	73	223	46		342

Total revenues	14,537	37,798	7,943	(13,834)	46,444

Expenses:
General and administrative	31	1,887	393		2,311
Professional fees	8	461	96		565
Amortization of restricted stock grants	6	344	72		422
Depreciation	208	8,835	1,362		10,405
Interest	—	16,262	3,478		19,740
Interest on United States Settlement	1,471	—	—		1,471

Total expenses	1,724	27,789	5,401		34,914

Income before discontinued operations	12,813	10,009	2,542	(13,834)	11,530
Discontinued operations	—	1,171	—		1,171

Net income (loss)	$12,813	$11,180	$2,542	$(13,834)	$12,701

(a)	Ventas Realty, Limited Partnership and Ventas Capital Corporation are the co-issuers of the Senior Notes. Ventas Capital Corporation is a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the offering of the Senior Notes.

(b)	The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2003

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$17,980	$30,174	$5,799	$(18,107)	$35,846

Net cash provided by (used in) investing activities	(18)	12	—		(6)

Cash flows from financing activities:
Purchase of Senior Notes	—	(37,366)	—		(37,366)
Net change in borrowings under Revolving Credit Facility	—	43,350	—		43,350
Repayment of long-term debt	—	—	(617)		(617)
Payment on United States Settlement	(2,872)	—	—		(2,872)
Cash dividends to stockholders	(37,742)	—	—		(37,742)
Cash distributions from affiliates	22,617	(35,542)	(5,182)	18,107	—
Proceeds from issuance of stock	35	—	—		35

Net cash provided by (used in) financing activities	(17,962)	(29,558)	(5,799)	18,107	(35,212)

Increase in cash and cash equivalents	—	628	—		628
Cash and cash equivalents at beginning of period	48	2,406	1		2,455

Cash and cash equivalents at end of period	$48	$3,034	$1		$3,083

(a)	Ventas Realty, Limited Partnership and Ventas Capital Corporation are the co-issuers of the Senior Notes. Ventas Capital Corporation is a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the offering of the Senior Notes.

(b)	The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2002

(In Thousands)	Ventas, Inc. and Ventas LP Realty, LLC	Ventas Realty, Limited Partnership (a)	Unrestricted Group (b)	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$13,018	$19,018	$5,976	$(13,834)	$24,178

Net cash provided by (used in) investing activities	(949)	1,550	—		601

Cash flows from financing activities:
Repayment of long-term debt	—	(16,262)	(562)		(16,824)
Cost of issuance of stock	(40)	—	—		(40)
Cash dividends to stockholders	(17,230)	—	—		(17,230)
Cash distributions from affiliates	5,209	(19,043)	—	13,834	—

Net cash provided by (used in) financing activities	(12,061)	(35,305)	(562)	13,834	(34,094)

Increase (decrease) in cash and cash equivalents	8	(14,737)	5,414		(9,315)
Cash and cash equivalents at beginning of period	1,651	16,945	—		18,596

Cash and cash equivalents at end of period	$1,659	$2,208	$5,414		$9,281

(a)	Ventas Realty, Limited Partnership and Ventas Capital Corporation are the co-issuers of the Senior Notes. Ventas Capital Corporation is a wholly owned subsidiary of Ventas Realty, Limited Partnership, has no assets or operations and was formed to facilitate the offering of the Senior Notes.

(b)	The “Unrestricted Group” includes Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

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

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the Company’s spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company’s interest rate swap agreements and the Company’s net worth, (m) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, including without limitation, the risk that the Company may fail to qualify as a REIT due to its ownership of common stock in Kindred (“Kindred Common Stock”), (n) final determination of the Company’s taxable net income for the years ending December 31, 2002 and December 31, 2003, (o) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, (p) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, particularly in the state of Florida, and the ability of Kindred and the Company’s other operators to accurately estimate the magnitude of such liabilities and (q) the value of the Company’s Kindred Common Stock and the limitations on the ability of the Company to sell, transfer or otherwise dispose of its Kindred Common Stock arising out of the securities laws and the registration rights agreement the Company entered into with Kindred and certain of the holders of common stock in Kindred. Many of such factors are beyond the control of the Company and its management.

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

Background Information

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for the year ending December 31, 2003 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 44 hospitals, 220 nursing facilities and nine other healthcare and senior housing facilities in 37 states as of March 31, 2003. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (hereinafter collectively, “Kindred”) lease 210 of the Company’s nursing facilities and all but one of the Company’s hospitals as of March 31, 2003. The Company also has investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of March 31, 2003, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

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

As of March 31, 2003, approximately 93.8% of the Company’s real estate investments, based on the original cost of such investments, were operated by Kindred. Approximately 93.5% of the Company’s total revenue for the three months ended March 31, 2003 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the “CMBS Master Lease,” and, collectively with the Amended Master Leases, the “Master Leases”).

Recent Developments Regarding Income Taxes

On April 1, 2003, the Internal Revenue Service (“IRS”) notified the Company that it had completed its review of the Company’s federal income tax returns for the Company’s 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that the Company (1) does not owe any additional taxes for those periods, (2) is entitled to retain the approximately $26 million federal tax refund it received in 1999 for those periods (the “Original Federal Refund Amount”), and (3) is entitled to receive an additional refund of $1.2 million for those periods (the “Additional Federal Refund Amount”). In addition, as a result of the completion of the audit, the Company will retain substantially all of its favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

As of March 31, 2003, approximately $14.1 million of the restricted cash reported on the Condensed Consolidated Balance Sheet represented the Company’s share of the amounts held in a previously established escrow account (the “Tax Refund Escrow”). As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from the Tax Refund Escrow. The Tax Refund Escrow held the Original Federal Refund Amount and certain other tax refunds (collectively, the “Tax Refund Escrow Funds”) related to periods ending in years prior to or including the date of the 1998 Spin Off. After payment of certain related expenses, the Company used approximately $13.0 million of its portion of the Tax Refund Escrow Funds to pay down debt.

In the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of the liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities – disputed federal, state and local tax refunds on the Condensed Consolidated Balance Sheet. As of March 31, 2003, the balance in this liability account was $0.3 million. The other portion of the contingent liability was previously recorded to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of March 31, 2003, this contingent liability was $1.3 million, and was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet.

The Additional Federal Refund Amount and any other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these refunds as a receivable in other assets on the Condensed Consolidated Balance Sheet as of March 31, 2003.

Under the terms of the agreement governing the Tax Refund Escrow, when no further claims may be made for tax periods ending on or before 1998, all funds remaining in the Tax Refund Escrow will be distributed equally to the Company and Kindred. In addition, the companies may jointly agree to disburse funds from the Tax Refund Escrow in equal amounts prior to the expiration of applicable statutes of limitations. Any additional disbursements from the Tax Refund Escrow will be made as remaining tax claims are resolved.

Recent Developments Regarding Kindred

On October 10, 2002, Kindred announced that it planned to record a substantial increase in costs related to professional liability claims, primarily claims related to skilled nursing facility operations conducted in Florida. The annual cash rent from the 15 Florida skilled nursing facilities the Company leases to Kindred in Florida is approximately $8.5 million, which constitutes approximately 4.3% of the total $201.1 million in annualized real estate-related revenue payable to the Company. The Company believes that under the terms of its leases with Kindred, Kindred is not entitled to abandon the leased properties, reduce the rent, or receive other concessions based on the increases in professional liability costs.

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

Based on the information available to the Company, the Company believes its consent is required for the proposed sublease of the 15 skilled nursing facilities by Kindred. However, in its December 11, 2002 announcement, Kindred stated, among other things, that it has the ability to sublease 12 of the skilled nursing facilities in Florida without the Company’s consent and that the Company’s consent cannot be unreasonably withheld on the remaining three skilled nursing facilities in Florida. Kindred further stated that if the Company improperly interferes with the completion of the proposed transaction, it will seek appropriate legal remedies against the Company as well as damages for the continuing losses it is sustaining with respect to these facilities. The Company believes that it has the right to consent to the proposed sublease of the 15 skilled nursing facilities in Florida held by Kindred, and intends to defend vigorously any legal actions arising out of its withholding of such consent. However, there can be no assurance as to what the outcome of any such action on the part of Kindred might be or the ultimate effects it might have on the Company’s financial condition, results of operations, or the share price of the Company’s common stock.

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

As a result of Kindred’s October 10, 2002 announcement of its increased costs in Florida, its operating results for the year ended December 31, 2002 and other events, the market value of the Kindred Common Stock has declined from $16.7 million as of December 31, 2002 to approximately $10.4 million as of March 31, 2003. The Company’s investment in Kindred Common Stock is classified as available for sale in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Accordingly, the Kindred Common Stock is measured and reported on the Company’s Consolidated Balance Sheet at fair value. The Company’s unrealized gains and losses on the Kindred Common Stock are reported as a component of Accumulated Other Comprehensive Loss on the Company’s Condensed Consolidated Balance Sheets.

Consistent with its October 10, 2002 announcement, on March 24, 2003, Kindred announced that its costs related to professional liability claims rose significantly in 2002. Kindred also announced that it believed costs related to professional liability claims would continue to increase in the future. Kindred stated that the professional liability costs were increasing in all states in addition to Florida. There can be no assurance that continued increases in professional liability costs will not have a material adverse effect on the liquidity, financial condition or results of operations of Kindred which could have a material adverse effect on its ability to make rental payments to the Company which, in turn, could have a Material Adverse Effect on the Company.

Recent Developments Regarding Government Regulations

Recent federal legislation and regulations set forth revised payment mechanisms for skilled nursing facility (“SNF”) and long-term acute care hospital (“LTAC”) services. The full economic impact of new laws and other recent developments discussed below are under review by the long-term care industry and by the Company and its tenants.

Medicare Reimbursement; Skilled Nursing Facilities

The Balanced Budget Act of 1997 established a prospective payment system for SNFs (the “SNF PPS”). The SNF PPS classifies patients into distinct diagnostic groups based on such patients’ clinical characteristics and the SNF is reimbursed based upon the expected resource needs of its patients in each such classification, rather than on a reasonable cost basis that reflects costs incurred.

On July 31, 2002, the Centers for Medicare & Medicaid Services (the “CMS”) published the SNF payment rates for the 2003 federal fiscal year. Under this update, SNFs receive a 2.6% increase in Medicare payments for the 2003 federal fiscal year. According to the CMS, this increase will result in nearly $400 million more in annual payments to SNFs. The 2.6% increase is offset, however, by the September 30, 2002 expiration of a 16.66% temporary increase in the nursing component of the federal SNF PPS rate and a 4% temporary add-on for all patient classifications. According to the CMS, the combined effect of the 2.6% increase under the 2003 payment update and the expiration of the two temporary add-ons is an estimated net decrease of $1 billion in nursing facility payments for the 2003 federal fiscal year. Kindred estimated that the expiration of the temporary add-ons reduced reimbursement to its SNFs by approximately $15 million in the fourth quarter of 2002.

Medicare Reimbursement; Long-Term Acute Care Hospitals

Pursuant to the Medicare provisions of the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, LTACs are transitioning to a prospective payment system (the “LTAC PPS”) pursuant to which LTACs’reimbursement rates will be determined based upon classifications of its patients that are intended to take into account expected clinical resource needs (as are payments made under the SNF PPS method). On August 30, 2002, the CMS published a final rule for the LTAC PPS, which is effective for LTAC cost report periods beginning on or after October 1, 2002. For LTACs that have filed cost reports before October 1, 2002, a 5-year phase-in period has been implemented to gradually transition such LTACs from cost-based reimbursement to 100 percent federal prospective payment under the LTAC PPS. Once fully transitioned to the LTAC PPS, LTACs will no longer be reimbursed on a reasonable cost basis that reflects costs incurred. For LTACs that have filed cost reports before October 1, 2002, a 5-year phase-in period has been implemented to gradually transition such LTACs from cost based reimbursement to 100 percent federal prospective payment under the LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time non-revocable election to transition fully to the LTAC PPS Rate.

Updates to the LTAC payment rates are published annually for the LTAC rate year, which currently coincides with the federal fiscal year (i.e., October 1 through September 30). However, in a proposed rule published on March 7, 2003, the CMS proposed changing the rate year for the LTAC PPS from the federal fiscal year to a rate year of July 1 through June 30, beginning July 1, 2003. At this time, however, it is uncertain whether this proposed change to the LTAC rate year will be adopted.

Under the LTAC PPS, a provider may choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into bi-weekly cash payment. Kindred has stated in its announcement of its fiscal 2002 results that either payment system may negatively impact its hospital division’s operating cash flows in 2003.

The Company is currently analyzing the effects of the final LTAC PPS rule and cannot predict the impact of the LTAC PPS on the Company’s tenants and operators. The Company believes that the LTAC PPS will impact Kindred no sooner than September 1, 2003.

Medicaid Reimbursement

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of the Company’s properties. Moreover, rising Medicaid costs and decreasing state revenues caused by current economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of the Company’s properties.

In early 2003, many states announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to SNF providers. The Company cannot predict the extent to which Medicaid rate freezes or cuts will ultimately be adopted, the number of states that will adopt them nor the impact of such adoption on the Company’s operators. However, extensive Medicaid rate cuts or freezes could have a material adverse effect on the Company’s operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

Nursing Home Quality Initiative

The U.S. Department of Health and Human Services recently launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. If the operators of the Company’s properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators are adversely affected, the operators’ ability to make rental payments to the Company could be adversely affected, which, in turn, could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness, its obligations under the United States Settlement (as defined below) and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements.

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

Legal Contingencies

The Company is currently involved in certain legal proceedings. As described further in Note 7 to the Condensed Consolidated Financial Statements, the Company is currently involved in certain legal proceedings and other matters that arose from the Company’s operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the Spin Agreements, Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations. Kindred is presently defending the Company in these matters, however, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations. A change in Kindred’s ability or willingness to perform under these commitments could have a Material Adverse Effect on the Company.

The Company is also involved in other litigation as further described in Note 7 to the Condensed Consolidated Financial Statements. It is the opinion of management that, except as set forth in Note 7 to the Condensed Consolidated Financial Statements, the disposition of such matters will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions in incorrect, such matters could have a Material Adverse Effect on the Company.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair value for the Company’s derivatives are obtained from a third party consultant which utilizes pricing models that consider forward yield curves and discount rates. Such amounts are subject to significant estimates which may change in the future.

Income Taxes

For the three months ended March 31, 2003, a provision for income tax was not recorded in the first quarter ended March 31, 2003 due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2003 taxable income.

The Company’s estimation of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001 (the “Kindred Effective Date”); the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions impacting the estimation of the Company’s 2003 taxable income are subject to change and many are outside the control of the Company. If any of the assumptions vary, the Company’s expectations regarding future dividends may change.

Although the Company intends to continue to qualify as a REIT for the year ending December 31, 2003 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT in any such year. If the Company were to fail, or elect not, to continue to qualify as a REIT in any such year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth year after the year of such termination or revocation.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Rental income for the three months ended March 31, 2003 was $49.2 million, of which $47.1 million (95.7%) resulted from leases with Kindred. The rental income from Kindred includes $0.6 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of Kindred Common Stock under Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”) on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Master Leases. The rental income for the three months ended March 31, 2002 was $46.1 million, of which $45.6 million (98.9%) resulted from leases with Kindred. The $3.1 million increase in rental income reflects (a) the 3.5% increase in the rent paid under the Master Leases effective May 1, 2002 and (b) $1.5 million additional rent received under the master lease (the “THI Master Lease”) entered into by Ventas Realty and certain subsidiaries of Trans Healthcare, Inc. (“THI”) on November 4, 2002.

Interest income from loan receivable was $0.7 million for the three months ended March 31, 2003. This amount relates to interest income received in connection with a mezzanine loan made by Ventas Realty to THI on November 4, 2002.

Interest and other income totaled approximately $0.5 million for the three months ended March 31, 2003 as compared to approximately $0.3 million for the three months ended March 31, 2002. The increase is primarily attributable to the recovery of a previously written-off receivable by the Company, partially offset by a reduction in interest income resulting from lower cash balances and reduced interest rates.

On April 1, 2003, the IRS notified the Company that it had completed its review of the Company’s federal income tax returns for the Company’s 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that the Company (1) does not owe any additional taxes for those periods, (2) is entitled to retain the Original Federal Refund Amount, and (3) is entitled to receive the Additional Federal Refund Amount. In addition, as a result of the completion of the audit, the Company will retain substantially all of its favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

As of March 31, 2003, approximately $14.1 million of the restricted cash reported on the Condensed Consolidated Balance Sheet represented the Company’s share of the amounts held in the Tax Refund Escrow. As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from the Tax Refund Escrow. The Tax Refund Escrow held the Tax Refund Escrow Funds related to periods ending in years prior to or including the date of the 1998 Spin Off. After payment of certain related expenses, the Company used approximately $13.0 million of its portion of the Tax Refund Escrow Funds to pay down debt.

In the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of the liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities – disputed federal, state and local tax refunds on the Condensed Consolidated Balance Sheet. As of March 31, 2003, the balance in this liability account was $0.3 million. The other portion of the contingent liability was previously recorded to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of March 31, 2003, this contingent liability was $1.3 million, and was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet.

The Additional Federal Refund Amount and any other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these refunds as a receivable in other assets on the Condensed Consolidated Balance Sheet as of March 31, 2003.

Under the terms of the agreement governing the Tax Refund Escrow, when no further claims may be made for tax periods ending on or before 1998, all funds remaining in the Tax Refund Escrow will be distributed equally to the Company and Kindred. In addition, the companies may jointly agree to disburse funds from the Tax Refund Escrow in equal amounts prior to the expiration of applicable statutes of limitations. Any additional disbursements from the Tax Refund Escrow will be made as remaining tax claims are resolved.

Interest expense excluding the interest on the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”) decreased $2.6 million to $17.1 million for the three months ended March 31, 2003 from $19.7 million for the three months ended March 31, 2002. Interest expense includes $1.0 million and $0.7 million of amortized deferred financing costs for the three months ended March 31, 2003 and 2002, respectively. $2.0 million of the decrease is primarily a result of reduced principal balances and $0.6 million relates to reduced interest rates resulting from the 2002 Credit Agreement (as defined below) and the Company’s offering of Senior Notes (as defined below). Funds paid to reduce the principal balance were raised through cash flows from operations and the issuance of nine million shares of the Company’s common stock in December 2002.

General and administrative expenses totaled $3.1 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to develop and market its strategic diversification program, to improve its overall asset management system, and to attract and retain appropriate personnel to achieve its business objectives.

Net income for the three months ended March 31, 2003 was $37.3 million or $0.47 per diluted share. After discontinued operations, net income for the three months ended March 31, 2002 was $12.7 million or $0.18 per diluted share.

Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the net income and gain on sale of real estate for properties sold subsequent to December 31, 2001 is reflected in the Condensed Consolidated Statements of Income as Discontinued Operations for all periods presented. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements. In the first quarter ended March 31, 2003, the Company did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations. In the first quarter ended March 31, 2002, the Company sold a skilled nursing facility to an unrelated third party and recognized a gain of $1.1 million which was included as a component of Discontinued Operations. On June 20, 2002, the Company sold a 64 licensed bed hospital facility located in Arlington, Virginia to an unrelated third party and recognized a gain of $22.4 million which was also included as a component of Discontinued Operations.

Funds from Operations

Funds from operations (“FFO”) for the three months ended March 31, 2003 totaled $48.0 million. FFO for the three months ended March 31, 2002 totaled $22.1 million. FFO for the three months ended March 31, 2003 and 2002 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income	$37,288	$12,701
Adjustments:
Depreciation on real estate assets	10,736	10,363

Other Items:
Discontinued Operations:
Real estate depreciation—discontinued	—	61
Gain on sale of real estate	—	(1,057)

FFO	$48,024	$22,068

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, the Company considers FFO an appropriate measure of performance of an equity REIT and uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance, as an alternative to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company’s liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company’s needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented elsewhere in this Form 10-Q.

Liquidity and Capital Resources

During the first quarter ended March 31, 2003, the Company’s principal sources of liquidity came from cash flow from operations and borrowings under the 2002 Credit Agreement.

The Company intends to fund future investments through cash flow from operations, borrowings under the 2002 Credit Agreement (as defined below), disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of March 31, 2003, the Company had cash and cash equivalents of $3.1 million, restricted cash of $19.6 million (comprised of $5.0 million of reserves made in connection with its collateralized mortgage-backed securitization financing, escrows under the THI Master Lease and the Company’s portion of the amounts on deposit pursuant to the Tax Refund Escrow Agreement), outstanding revolving credit borrowings of $102.8 million under the 2002 Credit Agreement, and unused revolving credit availability of $147.9 million. Through the pledge of additional property as collateral to the lenders under the 2002 Credit Agreement, the Company, as of March 31, 2003, could have increased revolving credit availability to $187.6 million.

Cash provided by operations totaled $35.8 million for the three months ended March 31, 2003. For the three months ended March 31, 2002 cash provided by operations totaled $24.2 million. The increase is primarily a result of the accumulation of accrued but unpaid interest expense related to the Senior Notes (as defined below), increased cash flows from rent, interest income on loans receivable and reduced interest expense on debt. Interest is payable on the Senior Notes on November 1 and May 1 of each calendar year. Approximately $16.3 million in interest on the Senior Notes will be paid on May 1, 2003.

Cash flows used in investing activities for the first quarter ended March 31, 2003 were minimal. Net cash provided by investing activities for the three months ended March 31, 2002 was $0.6 million and includes $1.6 million in proceeds from the sale of real estate.

Net cash used in financing activities for the three months ended March 31, 2003 totaled $35.2 million and included net borrowings of $43.4 million under the Revolving Credit Facility (as defined below), a $37.4 million payment in settlement of the repurchase of the Senior Notes on December 31, 2002, payments on the United States Settlement of $2.9 million and $37.7 million of cash dividend payments (consisting of the fourth quarter 2002 dividend and the first quarter 2003 dividend.) Net cash used in financing activities for the three months ended March 31, 2002 totaled $34.1 million and included the payment of $16.8 million of principal on long-term debt and $17.2 million in payments of cash dividends.

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company intends to pay dividends of $1.07 per share for 2003, but not less than 100% of the Company’s taxable income for 2003. The Company declared the first quarterly dividend for 2003 of $0.2675 per share on February 24, 2003 which was paid in cash on March 17, 2003 to stockholders of record on March 4, 2003. Although the Company currently intends to distribute 100% or more of its taxable income for 2003 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

The Company’s estimation of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the Spin Agreements, the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions impacting the estimation of the Company’s 2003 taxable income are subject to change and many are outside the control of the Company. If any of the assumptions vary, the Company’s expectations regarding future dividends may change.

The Kindred Common Stock is considered marketable for accounting purposes at March 31, 2003 and classified as available for sale in accordance with SFAS No. 115. Accordingly, the Kindred Common Stock is measured at fair value as of March 31, 2003. The unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Loss. As of March 31, 2003, the fair value of the Kindred Common Stock was $10.4 million. A $0.8 million cumulative unrealized loss on the Kindred Common Stock was recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Loss at March 31, 2003. As of March 31, 2003, the Company owned 920,814 shares of Kindred Common Stock.

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. The Company may publicly offer these securities from time to time at prices and on terms to be determined at the time of relevant offerings. As of March 31, 2003, $651.0 million of these securities remained available for offering under the shelf registration statement. The Company believes that the shelf registration statement will assist in providing it with flexibility in raising debt and/or equity financing in order to implement its diversification strategy.

The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by NAREIT) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures governing the Senior Notes and 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Notes under each Indenture, and there can be no assurance that such consents would be obtained. In addition, the failure of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

Although the Company intends to continue to qualify as a REIT for the year ended December 31, 2003 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect, not to continue to qualify as a REIT in any such year. If the Company were to fail, or elect, not to continue to qualify as a REIT in any such tax year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election to qualify as a REIT the Company would not be eligible to elect again to be treated as a REIT before the fifth taxable year after the year of such termination or revocation.

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

Recent Developments Regarding Liquidity

Repurchase of Senior Notes

On December 31, 2002, the Company repurchased $783,000 in aggregate principal amount of its 8-3/4% Senior Notes due 2009 (the “2009 Senior Notes”) and $33,179,000 in aggregate principal amount of its 9% Senior Notes due 2012 (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) on the open market. The total purchase price of $37.4 million was reported as a liability on the Consolidated Balance Sheet as of December 31, 2002 pending settlement of the transaction. On January 6, 2003, the Company paid the purchase price in settlement to the broker who effectuated the repurchase of the Senior Notes.

Decrease of Applicable Percentage and Increase of Borrowing Base Under 2002 Credit Agreement

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). The 2002 Credit Agreement is a $350 million credit facility (the “Total Commitments”) consisting of a $60 million term loan (the “Tranche B Term Loan”) and a $290 million revolving credit facility (the “Revolving Credit Facility”).

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility, from the inception of the loan through March 31, 2003, the Applicable Percentage on the Eurodollar Rate was 2.75% and on the Base Rate it was 1.25%. Effective April 7, 2003, the Applicable Percentage was reduced to 2.50% on the Eurodollar Rate and 1.00% on the Base Rate.

On March 20, 2003, Ventas Realty increased the number of real properties mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”) from 59 to 60. All 60 Borrowing Base Properties are leased to Kindred pursuant to Amended Master Lease No. 1. The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of all obligations outstanding under the 2002 Credit Agreement may not at any time exceed the Borrowing Base. As of March 31, 2003, the Borrowing Base was $310.3 million, the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $162.4 million and the remaining availability under the 2002 Credit Agreement was $147.9 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

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

The Company earns revenue by leasing its assets under leases that primarily are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. A portion of the Company’s debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of the Company’s assets and the variable nature of a portion of the Company’s debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company’s lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations in connection with the 1998 Spin Off, it also entered into a swap (the “1998 Swap”) to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2003, pursuant to the 1998 Swap the Company had a $425.0 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company pays a fixed rate of 5.985% and receives LIBOR from the counterparty. The 1998 Swap matures on June 30, 2003.

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

In accordance with the terms of the CMBS Loan Agreement, on December 11, 2001, Ventas Finance purchased an interest rate cap from a highly rated counterparty (the “Buy Cap”). Because the Company already hedged its consolidated interest rate risk through the 1998 Swap and 2003-2008 Swap, on December 11, 2001, the Company sold an interest rate cap (the “Sell Cap”) for the same notional value ($225 million) and on the same terms (5-year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company’s balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

At March 31, 2003, the 1998 Swap and 2003-2008 Swap were reported at their fair value of $47.5 million in liabilities in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Buy and Sell Caps are reported at their fair value of approximately $0.5 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported in the Condensed Consolidated Statements of Income and net to zero for the three months ended March 31, 2003.

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2003:

	1998 Swap	2003-2008 Swap	Sell Cap	Buy Cap
Notional Amount	$425,000,000	$450,000,000	$225,000,000	$225,000,000
Fair Value to the Company	(5,028,463)	(42,470,644)	(477,908)	477,908
Fair Value to the Company Reflecting Change in Interest Rates
-100 BPS	(5,041,027)	(60,757,450)	(120,237)	120,237
+100 BPS	(5,015,963)	(25,072,291)	(1,247,182)	1,247,182

The carrying value of the Company’s variable rate debt approximates fair value. There is no cash flow impact from the fluctuation of interest rates since the Company currently hedges 100% of its variable rate debt. The fair value of the fixed rate debt is $387.7 million based on open market trading activity provided by a third party.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s Exchange Act filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in “Note 7—Litigation” to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 5. OTHER INFORMATION

Pre-approval of Non-Audit Services

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended, the Company is required to disclose the non-audit services approved by the Company’s Audit Committee to be performed by Ernst & Young LLP, the Company’s independent auditors. The Audit Committee has approved the engagement of Ernst & Young LLP to perform the following non-audit services: (i) tax-related services relating to: (a) tax returns and compliance matters, (b) REIT tax compliance including acquisition-related matters, (c) federal, state and local tax audits, (d) tax rulings, (e) technical tax guidance, and (f) general tax advice including corporate, partnership and acquisition taxation; (ii) services in connection with registration statements under the Securities Act of 1933, as amended, and related matters (including the issuance of comfort letters and consents); (iii) acquisition and due diligence services (excluding valuation or appraisal work); and (iv) technical accounting guidance.

Other Information

In August of 2002, Debra A. Cafaro, the Company’s Chairman of the Board, President and Chief Executive Officer, and T. Richard Riney, the Company’s Executive Vice President, General Counsel and Corporate Secretary, each entered into non-discretionary, written 10b5-1 sales plans for estate and financial planning purposes. As of

April 28, 2003, Ms. Cafaro’s sales plan provided for the future sale of up to 190,000 shares of the Company’s common stock, solely upon the exercise of options owned by Ms. Cafaro which have a weighted average exercise price of $5.34. Under Ms. Cafaro’s sales plan, the next sale is scheduled to occur on May 5, 2003, subject to certain restrictions and conditions contained in Ms. Cafaro’s sales plan including, without limitation, a minimum per share sales price. As of April 28, 2003, Ms. Cafaro owned an additional 719,837 shares of the Company’s common stock (605,819 of which are vested) that are not subject to any sales plans and is therefore in compliance with the Company’s minimum stock ownership guidelines for senior executives. As of April 28, 2003, Mr. Riney’s sales plan provided for the future sale of up to 125,000 shares of the Company’s common stock, solely upon the exercise of options owned by Mr. Riney which have a weighted average exercise price of $6.08. Under Mr. Riney’s sales plan, the next sale is scheduled to occur on May 2, 2003, subject to certain restrictions and conditions contained in Mr. Riney’s sales plan including, without limitation, a minimum per share sales price. As of April 28, 2003, Mr. Riney owned an additional 269,047 shares of the Company’s common stock (231,584 of which are vested) that are not subject to any sales plans and is therefore in compliance with the Company’s minimum stock ownership guidelines for senior executives.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

4.1

First Supplement to the Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan (incorporated herein by reference to the Prospectus Supplement dated March 11, 2002 to the Prospectus dated January 23, 2002 filed pursuant to Rule 424(b)(5) and part of the Company’s Registration Statement on Form S-3, Registration No. 333-65642)

99.1

Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On January 6, 2003, the Company filed a Current Report on Form 8-K announcing that (i) it sold the senior loan originated in the transaction with THI to GE Capital, (ii) effective December 31, 2002, it repurchased $34 million of Senior Notes out of the proceeds of the recently completed stock offering and (iii) it settled its dispute with Atria, Inc.

On January 27, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing that (i) it would issue its 2002 annual earnings on Wednesday, February 26, 2003 and (ii) Debra A. Cafaro, President and Chief Executive Officer and Richard A. Schweinhart, Chief Financial Officer, would make a presentation at the UBS Warburg Global Healthcare Services Conferences on Tuesday February 4, 2003, at 2:00 P.M., Eastern Time.

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

On March 12, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing that (i) its Chairman, President and Chief Executive Officer Debra A. Cafaro and its Chief Investment Officer Raymond

J. Lewis would make a presentation regarding the Company at the Salomon Smith Barney 2003 REIT CEO Conference on Monday, March 17, 2003 and (ii) its Chief Financial Officer Richard A. Schweinhart and its Chief Investment Officer Raymond J. Lewis would make a presentation regarding the Company at the Banc of America Securities 2003 Healthcare Conference on Wednesday, March 26, 2003.

On March 28, 2003, the Company filed a Current Report on Form 8-K announcing that its current Board member Gary W. Loveman had decided not to stand for reelection at the Company’s annual meeting on May 15, 2003, citing the demands of his position as President and Chief Executive Officer of Harrah’s Entertainment, Inc.

On April 2, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing that the Company would issue its first quarter 2003 earnings on Tuesday, April 29, 2003.

On April 3, 2003, the Company filed a Current Report on Form 8-K announcing that the IRS had completed its review of the Company’s federal income tax returns for its 1997 and 1998 tax years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2003

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman, Chief Executive Officer and President

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Debra A. Cafaro, the Chairman, President and Chief Executive Officer of Ventas, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ventas, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 29, 2003

/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman, President and Chief Executive Officer

I, Richard A. Schweinhart, the Senior Vice President and Chief Financial Officer of Ventas, Inc., certify that:

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

Date: April 29, 2003

/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Senior Vice President and Chief Financial Officer