Form 10-Q
period 2003-06-30
VENTAS INC
filed 2003-07-24
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-10989

Ventas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 21, 2003:
Common Stock, $.25 par value	79,388,947 Shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets
Real estate investments:
Land	$108,816	$119,559
Building and improvements	1,027,887	1,101,847

	1,136,703	1,221,406
Accumulated depreciation	(410,051)	(409,132)

Total net real estate property	726,652	812,274
Loan receivable, net	16,489	16,528

Total net real estate investments	743,141	828,802

Cash and cash equivalents	9,173	2,455
Restricted cash	7,031	19,953
Deferred financing costs, net	15,684	17,704
Investment in Kindred Healthcare, Inc. common stock	13,875	16,713
Notes receivable from employees, former employees and accrued interest	3,803	4,139
Other	7,895	6,014

Total assets	$800,602	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$720,160	$707,709
United States Settlement	—	43,992
Securities settlement due (purchase of Senior Notes)	—	37,366
Deferred revenue	16,916	18,883
Interest rate swap agreements	53,280	47,672
Accrued dividend	—	16,596
Accrued interest	6,664	7,237
Accounts payable and other accrued liabilities	19,940	25,402
Other liabilities—disputed federal, state and local tax refunds	452	14,156
Deferred income taxes	30,394	30,394

Total liabilities	847,806	949,407

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, unissued	—	—
Common stock	20,652	20,652
Capital in excess of par value	185,153	191,779
Unearned compensation on restricted stock	(1,421)	(793)
Accumulated other comprehensive loss	(33,382)	(26,116)
Retained earnings (deficit)	(123,177)	(134,279)

	47,825	51,243
Treasury stock	(95,029)	(104,870)

Total stockholders’ equity (deficit)	(47,204)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$800,602	$895,780

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Rental income	$47,952	$44,974	$94,935	$88,948
Interest income from loan receivable	758	—	1,505	—
Gain on sale of Kindred Healthcare, Inc. common stock	922	3,822	922	3,822
Interest and other income	553	373	1,045	715

	50,185	49,169	98,407	93,485

Expenses:
General and administrative	3,080	2,601	6,220	4,912
Professional fees	702	936	1,462	1,501
Reversal of contingent liability	—	—	(20,164)	—
Amortization of restricted stock grants	310	715	601	1,137
Depreciation	10,211	9,823	20,425	19,637
Swap ineffectiveness	369	180	369	180
Net loss on swap breakage	—	5,407	—	5,407
Loss on extinguishment of debt	—	6,919	—	6,919
Interest	16,090	18,098	32,448	36,936
Interest on United States Settlement	3,761	1,402	4,943	2,873

Total expenses	34,523	46,081	46,304	79,502

Income before discontinued operations	15,662	3,088	52,103	13,983
Discontinued operations (including gain/loss on sale of assets)	467	23,380	1,314	25,186

Net income	$16,129	$26,468	$53,417	$39,169

Earnings Per Share:
Basic:
Income before discontinued operations	$0.20	$0.04	$0.66	$0.20

Net income	$0.20	$0.38	$0.68	$0.57

Diluted:
Income before discontinued operations	$0.20	$0.04	$0.66	$0.20

Net income	$0.20	$0.38	$0.67	$0.56

Shares used in computing earnings per common share:
Basic	78,935	68,850	78,885	68,792
Diluted	79,575	70,002	79,435	69,941

Dividend declared per common share	$0.2675	$0.2375	$0.535	$0.475

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2003	2002
Net income	$53,417	$39,169

Other comprehensive income (loss):
Unrealized loss on interest rate swaps	(15,520)	(20,353)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	9,395	18,723
Unrealized loss on Kindred Healthcare, Inc. common stock	(219)	(7,118)
Reclassification adjustment for realized gain on Kindred Healthcare, Inc. common stock included in net income during the period	(922)	(3,822)

	(7,266)	(12,570)

Net comprehensive income	$46,151	$26,599

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$53,417	$39,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	21,599	20,918
Amortization of deferred financing costs	2,040	1,642
Amortization of restricted stock grants	601	1,137
Normalized rents	(86)	(96)
Loss on extinguishment of debt	—	6,919
Gain on sale of Kindred Healthcare, Inc. common stock	(922)	(3,822)
(Gain) loss on sale of real estate assets (included in discontinued operations)	5,254	(23,450)
Amortization of deferred revenue	(2,030)	(1,374)
Net loss on swap breakage	—	5,407
Non-cash interest on United States Settlement	2,655	—
Other	(383)	74
Changes in operating assets and liabilities:
Decrease in restricted cash	12,922	1,089
Increase in other assets	(2,900)	(5,188)
Increase (decrease) in accrued interest	(573)	10,254
Increase (decrease) in accounts payable and accrued and other liabilities	(17,578)	3,784

Net cash provided by operating activities	74,016	56,463
Cash flows from investing activities:
Net proceeds from sale of real estate	58,897	28,620
Proceeds from sale of Kindred Healthcare, Inc. common stock	2,622	5,273
Collection from loan receivable	102	—
Purchase of furniture and equipment	(38)	(135)
Decrease (increase) in notes receivable from employees, former employees and accrued interest	336	(535)

Net cash provided by investing activities	61,919	33,223
Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	13,700	(36,500)
Proceeds from Senior Notes Offering and Revolving Credit Facility	—	620,300
Purchase of Senior Notes	(37,366)	—
Repayment of debt	(1,249)	(17,399)
Repayment of debt through refinancing	—	(607,106)
Payment on United States Settlement	(46,647)	(2,583)
Payment of deferred financing costs	(20)	(15,139)
Payment of swap breakage fee	—	(12,837)
Proceeds from (cost of) issuance of stock	1,276	(45)
Cash dividends to stockholders	(58,911)	(33,637)

Net cash used in financing activities	(129,217)	(104,946)

Increase (decrease) in cash and cash equivalents	6,718	(15,260)
Cash and cash equivalents—beginning of period	2,455	18,596

Cash and cash equivalents—end of period	$9,173	$3,336

Supplemental schedule of noncash activities:
Dividend distribution of Kindred Healthcare, Inc. common stock	$—	$17,086

See notes to condensed consolidated financial statements

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—REPORTING ENTITY

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for the year ending December 31, 2003 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 44 hospitals, 204 nursing facilities and nine other healthcare and senior housing facilities in 37 states as of June 30, 2003. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 194 of the Company’s nursing facilities and all but one of the Company’s hospitals as of June 30, 2003. The Company also has investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of June 30, 2003, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily an indication of the results that may be expected for the year ending December 31, 2003. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has one primary reportable segment, which consists of investments in real estate. The Company’s primary business is financing, owning and leasing healthcare-related and senior housing facilities. See “Note 3—Concentration of Credit Risk.” All of the Company’s leases are triple-net leases, which require the tenants to pay all property-related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income presented herein relate to the Company’s investment in real estate.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1, and Technical Correction” (“SFAS No. 145”). SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

provisions of SFAS No. 145 related to the rescission of SFAS No. 4 required the Company to reclassify certain prior period items that no longer meet the extraordinary classification into continuing operations. Additionally, future gains and losses related to debt extinguishment may be required to be classified as income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. As required, on January 1, 2003 the Company adopted SFAS No. 145. In accordance with SFAS No. 145, the Company’s prior year financial statements have been reclassified to include gains and losses from extinguishment of debt in continuing operations. This reclassification has no effect on the Company’s net income.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company has stock-based employee compensation plans which are described in “Note 6—Stockholders’ Equity and Stock Options.” The Company accounts for these plans under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. At the earlier of January 1, 2004 or the issuance of accounting standards specifying a single method of transition, the Company intends to adopt the fair value method of accounting for stock-based employee compensation. The Company does not expect the expensing of options to have a material impact on the Company and its results of operations.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2003, approximately 69.3% of the Company’s properties, based on the original cost of such properties, were skilled nursing facilities. The Company’s remaining properties consist of hospitals, personal care facilities and other healthcare-related and senior housing facilities. The Company’s facilities are located in 37 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s total revenues.

As of June 30, 2003, approximately 93.3% of the Company’s properties, based on the original cost of such properties, were operated by Kindred. Approximately 92.4% of the Company’s total revenue for the six months ended June 30, 2003 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (collectively with the Amended Master Leases, the “Master Leases”).

There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases or that Kindred will perform its obligations under the Master Leases. The failure of Kindred to make three consecutive rental payments under any of the Master Leases will trigger an event of default under the Company’s 2002 Credit Agreement (as defined below). The inability or unwillingness of Kindred to satisfy its obligations under the Master Leases would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement of Indemnity – Third Party Leases

In connection with the Company’s spin off of Kindred in 1998 (the “1998 Spin Off”), the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third Party Leases”). Under the terms of an indemnity agreement relating to the Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, the lessors may claim that the Company remains liable under the Third Party Leases. The Company believes it may have valid legal defenses to any such claim. However, there can be no assurance the Company would prevail against a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years. The Third Party Leases relating to ground leases have remaining terms from 1 to 80 years. Under Kindred’s April 2001 bankruptcy plan of reorganization, (the “Final Plan”), Kindred assumed and has agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Leases. If Kindred does not satisfy or otherwise honor the obligations under the indemnity agreement relating to the Third Party Leases, then the Company may be liable for the payment and performance of such obligations. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease. As of June 30, 2003, the total aggregate remaining minimum rental payments under the Third Party Leases were $33.8 million.

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

The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions. Under the Final Plan, Kindred assumed and has agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third Party Guarantees. If Kindred does not satisfy or otherwise honor the obligations under the indemnity agreement relating to the Third Party Guarantees, then the Company may be liable for the payment and performance of such obligations. The Company believes it may have valid legal defenses to any such claim under a Third Party Guarantee. However, there can be no assurance that the Company would prevail against a claim under a Third Party Guarantee. As of June 30, 2003, the Company had a $5 million exposure under these Third Party Guarantees.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 13, 2002, the Company sold a 125 licensed bed skilled nursing facility located in Las Vegas, Nevada for $1.8 million and recognized a gain of $1.1 million, which was reported as a component of Discontinued Operations. The Company applied net proceeds of $1.5 million as a prepayment of the Company’s indebtedness. On June 20, 2002, the Company sold a 164 licensed bed hospital facility located in Arlington, Virginia and recognized a gain of approximately $22.4 million. The Company applied net proceeds of $27.1 million to reduce the Company’s outstanding indebtedness.

On June 30, 2003, the Company sold to Kindred 16 skilled nursing facilities, including 15 properties in Florida and one property in Texas, which had previously been leased to Kindred under the Master Leases, for $59.7 million in gross cash proceeds. A loss of $5.3 million was recognized and included in Discontinued Operations for the quarter ended June 30, 2003. In addition, Kindred paid the Company a $4.1 million lease termination fee with respect to such properties. The Company used a portion of the net proceeds from the sale and the lease termination fee to repay in full all unpaid amounts under the United States Settlement (defined below). The remaining net proceeds were used to reduce the Company’s outstanding indebtedness. See “Note 5—Recent Developments Regarding Liquidity.”

Set forth below is a summary of the results of operations of the sold facilities during the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental income	$2,948	$2,597	$5,149	$5,020
Lease termination fee	4,116	—	4,116	—

	7,064	2,597	9,265	5,020

Interest	756	981	1,523	2,003
Depreciation	587	629	1,174	1,281

	1,343	1,610	2,697	3,284

Income before gain (loss) on sale of real estate	5,721	987	6,568	1,736
Gain (loss) on sale of real estate	(5,254)	22,393	(5,254)	23,450

Discontinued operations	$467	$23,380	$1,314	$25,186

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—RECENT DEVELOPMENTS

Recent Developments Regarding Kindred

In the fourth quarter ended December 31, 2002 and the first quarter ended March 31, 2003, Kindred recorded a substantial increase in costs related to professional liability claims, primarily claims related to its skilled nursing facility operations conducted in Florida and Texas. Florida and Texas are two states where professional liability expenses for skilled nursing providers have escalated significantly during the last few years.

Kindred has publicly stated that it believes professional liability costs are expected to continue to increase in the foreseeable future. There can be no assurance that continued increases in professional liability costs will not have a material adverse effect on the liquidity, financial condition or results of operations of Kindred which could have a material adverse effect on its ability to make rental payments to the Company which, in turn, could have a Material Adverse Effect on the Company.

Consistent with the Company’s intention to work with Kindred to permit it to exit the Florida and Texas skilled nursing facility markets on terms acceptable to the Company, on June 30, 2003, the Company sold its 15 Florida skilled nursing facilities and its only skilled nursing facility in Texas to Kindred. See “Note 4—Dispositions.” At the time of sale, annualized cash rent for these facilities was $9.0 million. Although the Company no longer owns skilled nursing facilities in Florida or Texas, the Company continues to own six long-term acute care hospitals in Texas and six long-term acute care hospitals in Florida, all of which will continue to be operated by Kindred.

On July 1, 2003, Kindred announced the divestiture of all its Florida and Texas skilled nursing facility operations.

Effective July 1, 2003, under a separate agreement, the Company and Kindred amended the Amended Master Leases to increase rent on certain facilities under the Amended Master Leases by $8.6 million per year on an annualized basis (May 1, 2003-April 30, 2004) for approximately seven years. This amount will escalate 3.5% annually in accordance with the Amended Master Leases. In addition, all of the Master Leases were amended to provide that all annual escalators under the Master Leases will be in cash at all times and to expand certain cooperation and information sharing provisions of the Master Leases.

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

As of March 31, 2003, approximately $14.1 million of the restricted cash reported on the Condensed Consolidated Balance Sheet represented the Company’s share of the amounts held in a previously established escrow account (the “Tax Refund Escrow”). As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from the Tax Refund Escrow. The Tax Refund Escrow held the Original Federal Refund Amount and certain other tax refunds (collectively, the “Tax Refund Escrow Funds”) related to periods ending in years prior to or including the date of the 1998 Spin Off. After payment of certain related expenses, the Company used approximately $13.0 million of its portion of the Tax

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Refund Escrow Funds to repay debt. As of June 30, 2003, approximately $0.8 million represented the Company’s share of the amounts currently held in the Tax Refund Escrow.

In the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of this contingent liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities – disputed federal, state and local tax refunds on the Condensed Consolidated Balance Sheet. The other portion of this contingent liability was previously recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of June 30, 2003, the total contingent liability was $1.8 million.

The Additional Federal Refund Amount and any other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these refunds as a receivable in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2003.

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

Recent Developments Regarding Liquidity

Recent Developments Regarding the Kindred Common Stock

During the six months ended June 30, 2003, the Company sold 140,000 shares of its common stock in Kindred (“Kindred Common Stock”) for an average net price of $18.73 per share recognizing a gain of $0.9 million on the sale. The Company used the net proceeds of $2.6 million from the sale for the reduction of its outstanding indebtedness and for general corporate purposes. As of June 30, 2003, the Company owned 780,814 shares of Kindred Common Stock. During the period from July 1, 2003 through July 15, 2003, the Company sold an additional 428,407 shares of Kindred Common Stock for an average net price of $22.35 per share recognizing a gain of $4.4 million on the sale. The Company used the net proceeds of $9.6 million from the sale for the reduction of the Company’s outstanding indebtedness and for general corporate purposes. As of July 15, 2003, the Company owned 352,407 shares of Kindred Common Stock. During the six months ended June 30, 2002, the Company disposed of 119,500 shares of Kindred Common Stock for an average net price of $44.19 per share, recognizing a gain of $3.8 million. The net proceeds of $5.3 million were applied to reduce the Company’s outstanding indebtedness.

The Company’s investment in Kindred Common Stock is classified as available for sale in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Kindred Common Stock is measured and reported on the Company’s Condensed Consolidated Balance Sheets at fair value. The Company’s unrealized gains and losses on the Kindred Common Stock are reported as a component of Accumulated Other Comprehensive Loss on the Company’s Condensed Consolidated Balance Sheets.

Repayment of the United States Settlement

On June 30, 2003, the Company used a portion of the net proceeds from the sale of the 16 facilities to Kindred to pay in full amounts outstanding under the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”). In connection with the repayment, the Company incurred a $2.7 million expense which is reflected as the United States

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Settlement interest expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2003. As required by GAAP, the United States Settlement has been, since inception, reported on the Company’s balance sheet at an amount that is less than the actual unpaid principal amount under the United States Settlement because the 6% interest rate payable was deemed “below market” at the time of the settlement. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount of the United States Settlement reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charge payable upon early repayment of the United States Settlement.

2002 Refinancing and Swap Break

On April 17, 2002, the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). The 2002 Credit Agreement is a $350 million credit facility consisting of a $60 million term loan (the “Tranche B Term Loan”) and a $290 million revolving credit facility (the “Revolving Credit Facility”). On the 2002 Refinancing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty completed the offering of 8-3/4% Senior Notes due 2009 (“2009 Senior Notes”) in the aggregate principal amount of $175 million and 9% Senior Notes due 2012 (“2012 Senior Notes”) in the aggregate principal amount of $225 million (collectively, the “Senior Notes”).

As a result of the consummation of the sale of the Senior Notes and the establishment of the 2002 Credit Agreement, all of the outstanding indebtedness under the Company’s previous credit agreement was repaid in full (the “2002 Refinancing”). The Company recorded a $6.9 million loss to write-off unamortized deferred financing costs relating to the previous credit agreement. As a result of the 2002 Refinancing, the Company did not expect variable rate debt held by the Company to exceed $450.0 million in the foreseeable future. Accordingly, the Company entered into an agreement with the counterparty under one of its interest rate swap agreements to break $350.0 million of the $800.0 million notional amount on its interest rate swap. The Company recorded a $5.4 million loss related to the $350.0 million swap breakage.

Repurchase of Senior Notes

On December 31, 2002, the Company repurchased $783,000 in aggregate principal amount of the 2009 Senior Notes and $33,179,000 in aggregate principal amount of the 2012 Senior Notes on the open market. The total purchase price of $37.4 million was reported as a liability on the Consolidated Balance Sheet as of December 31, 2002 pending settlement of the transaction. On January 6, 2003, the Company paid the purchase price in settlement of the transaction.

Decrease of Applicable Percentage and Increase of Borrowing Base Under 2002 Credit Agreement

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage (as defined below) over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility, from the inception of the loan through April 6, 2003, the Applicable Percentages were 2.75% for Eurodollar Rate loans, and 1.25% for Base Rate loans. Because of the Company’s improved credit statistics, effective April 7, 2003, the Applicable Percentages under the Revolving Credit Facility were reduced to 2.50% on Eurodollar Rate loans and 1.00% on Base Rate loans.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total amount that may be borrowed (including outstanding borrowings) under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of value of the real properties mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”), plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts (together, the “Borrowing Base”). Ventas Realty may at any time mortgage additional real properties that satisfy certain conditions set forth in the 2002 Credit Agreement as Borrowing Base Properties in order to increase the Borrowing Base. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

On March 20, 2003, Ventas Realty increased the number of Borrowing Base Properties from 59 to 60, increasing the Borrowing Base from $304.3 million to $310.3 million. On June 30, 2003, one Borrowing Base Property was removed from the Borrowing Base in connection with the Company’s sale of its Florida and Texas nursing facilities to Kindred. See “Note 4—Dispositions.”

As of June 30, 2003, the Borrowing Base was $309.3 million, the outstanding indebtedness under the 2002 Credit Agreement was $132.7 million, and the remaining availability under the 2002 Credit Agreement was $176.6 million.

Effective July 1, 2003, the Borrowing Base was increased to $334.8 million based upon a revaluation of the 59 Borrowing Base Properties of $515.0 million. All 59 Borrowing Base Properties are leased to Kindred pursuant to Amended Master Lease No. 1.

Amendment to the 2002 Credit Agreement

On June 10, 2003, the Company and the lenders under the 2002 Credit Agreement amended the definition of consolidated adjusted net worth to exclude the unrealized gain or loss on interest rate hedges or other interest rate derivatives reported on the Company’s Consolidated Balance Sheet in Accumulated Other Comprehensive Income Loss. The amendment requires that consolidated adjusted net worth be calculated in a manner consistent with other financial covenants in the 2002 Credit Agreement by excluding unrealized gains or losses on interest rate derivatives. Both before and after the amendment, the Company believes it was in compliance with its financial covenants under the 2002 Credit Agreement.

Recent Developments Regarding Dividends

The Company declared the first quarterly dividend for 2003 of $0.2675 per share on February 24, 2003, which was paid in cash on March 17, 2003 to stockholders of record on March 4, 2003. The Company declared the second quarterly dividend for 2003 of $0.2675 per share on May 16, 2003, which was paid in cash on June 24, 2003 to stockholders of record on June 2, 2003. As a REIT, the Company is required to distribute to its stockholders 90% of its taxable income. Although the Company currently intends to distribute 100% or more of its taxable income for 2003 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

The Company’s estimate of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions impacting the estimate of the Company’s 2003 taxable income are subject to change

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of funds from operations (FFO) (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures governing the Senior Notes (the “Indentures”) and the 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Senior Notes under each Indenture and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Company has five plans under which options to purchase common stock have been, or may be, granted to officers, employees, and non-employee directors and one plan under which certain directors may receive common stock of the Company in lieu of director fees. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts):

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net Income, as reported	$16,129	$26,468	$53,417	$39,169
Add: Stock-based employee compensation expense included in reported net income	356	715	647	1,137

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(431)	(857)	(810)	(1,421)

Pro forma net income	$16,054	$26,326	$53,254	$38,885

Earnings per share:
Basic – as reported	$0.20	$0.38	$0.68	$0.57
Basic – pro forma	$0.20	$0.38	$0.68	$0.57
Diluted – as reported	$0.20	$0.38	$0.67	$0.56
Diluted – pro forma	$0.20	$0.38	$0.67	$0.56

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk free interest rate	3.75%	4.1%	4.0%	4.1%
Dividend yield	8.0%	9.0%	9.0%	9.0%
Volatility factors of the expected market price for the Company’s common stock	0.248%	0.276%	0.254%	0.276%
Weighted average expected life of options	9 years	9 years	9 years	9 years

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

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The Complaint alleges, among other things, that certain former officers and directors damaged Kindred and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities fraud and damaging the reputation of Kindred and the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in the Complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. There were no material developments in this lawsuit during the quarter ended June 30, 2003. Kindred, on behalf of the Company, intends to continue to defend this action vigorously.

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

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other Litigation

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the quarter ended June 30, 2003.

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

No provision for liability, if any, resulting from the aforementioned litigation has been made in the Company’s Condensed Consolidated Financial Statements as of June 30, 2003.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator for Basic and Diluted Earnings Per Share:
Income before Discontinued Operations	$15,662	$3,088	$52,103	$13,983
Discontinued Operations	467	23,380	1,314	25,186

Net Income	$16,129	$26,468	$53,417	$39,169

Denominator:
Denominator for Basic Earnings Per Share —Weighted Average Shares	78,935	68,850	78,885	68,792
Effect of Dilutive Securities:
Stock Options	605	1,092	532	1,049
Time Vesting Restricted Stock Awards	35	60	18	100

Dilutive Potential Common Stock	640	1,152	550	1,149

Denominator for Diluted Earnings Per Share —Adjusted Weighted Average	79,575	70,002	79,435	69,941

Basic Earnings Per Share:
Income before Discontinued Operations	$0.20	$0.04	$0.66	$0.20
Discontinued Operations	—	0.34	0.02	0.37

Net Income	$0.20	$0.38	$0.68	$0.57

Diluted Earnings Per Share:
Income before Discontinued Operations	$0.20	$0.04	$0.66	$0.20
Discontinued Operations	—	0.34	0.01	0.36

Net Income	$0.20	$0.38	$0.67	$0.56

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9—CONDENSED CONSOLIDATING INFORMATION

The Company and certain of its direct and indirect wholly owned subsidiaries (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of Ventas Realty and Ventas Capital Corporation (“Ventas Capital,” and together with Ventas Realty, the “Issuers”). The Company has other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Subsidiary Guarantors and such subsidiaries are not obligated with respect to the Senior Notes. Contractual and legal restrictions, including those contained in the agreements governing the Company’s collateralized mortgage-backed securities (“CMBS”) transaction, may under certain circumstances restrict the Company’s ability to obtain cash from its Non-Guarantor Subsidiaries for the purpose of meeting its debt service obligations, including the Company’s guarantee of payment of principal and interest on the Senior Notes. Additionally, as of December 31, 2002, approximately $161.6 million of the net assets of Ventas Realty were mortgaged to secure the 2002 Credit Agreement.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the unaudited condensed consolidating information for the Company as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002:

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Assets
Total net real estate investments	$13,847	$—	$624,133	$105,161		$743,141
Cash and cash equivalents	47	—	9,125	1		9,173
Restricted cash	831	—	1,158	5,042		7,031
Deferred financing costs, net	—	—	10,972	4,712		15,684
Investment in Kindred Healthcare, Inc. common stock	—	—	13,875	—		13,875
Notes receivable from employees	1,751	—	2,052	—		3,803
Equity in affiliates	574	1,099	—	—	$(1,673)	—
Other	1,764	—	5,574	557		7,895

Total assets	$18,814	$1,099	$666,889	$115,473	$(1,673)	$800,602

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$—	$498,738	$221,422		$720,160
Deferred revenue	110	—	13,779	3,027		16,916
Interest rate swap agreements	—	—	53,280	—		53,280
Accrued interest	—	—	6,310	354		6,664
Accounts payable, intercompany and other accrued liabilities	1,680	—	18,260	—		19,940
Other liabilities – disputed tax refunds and accumulated interest	452	—	—	—		452
Deferred income taxes	30,394	—	—	—		30,394

Total liabilities	32,636	—	590,367	224,803	—	847,806
Total stockholders’ equity (deficit)	(13,822)	1,099	76,522	(109,330)	(1,673)	(47,204)

Total liabilities and stockholders’ equity (deficit)	$18,814	$1,099	$666,889	$115,473	$(1,673)	$800,602

(a)	The Subsidiary Guarantors consist of Ventas LP Realty, LLC (“Ventas LLC”), Ventas Healthcare Properties, Inc. (“VHPI”) and Ventas TRS, LLC (“TRS”). VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Assets
Total net real estate investments	$14,194	$—	$706,728	$107,880		$828,802
Cash and cash equivalents	48	—	2,406	1		2,455
Restricted cash	14,395	—	510	5,048		19,953
Deferred financing costs, net	—	—	12,311	5,393		17,704
Investment in Kindred Healthcare, Inc. common stock	—	—	16,713	—		16,713
Notes receivable from employees	1,716	—	2,423	—		4,139
Equity in affiliates	54,160	1,606	—	—	$(55,766)	—
Other	688	—	3,735	1,591		6,014

Total assets	$85,201	$1,606	$744,826	$119,913	$(55,766)	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$—	$485,038	$222,671		$707,709
United States Settlement	43,992	—	—	—		43,992
Securities settlement due	—	—	37,366	—		37,366
Deferred revenue	123	—	15,517	3,243		18,883
Interest rate swap agreements	—	—	47,672	—		47,672
Accrued dividend	16,596	—	—	—		16,596
Accrued interest	—	—	6,843	394		7,237
Accounts payable, intercompany and other accrued liabilities	7,451	—	17,951	—		25,402
Other liabilities – disputed tax refunds and accumulated interest	14,156	—	—	—		14,156
Deferred income taxes	30,394	—	—	—		30,394

Total liabilities	112,712	—	610,387	226,308		949,407
Total stockholders’ equity (deficit)	(27,511)	1,606	134,439	(106,395)	(55,766)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$85,201	$1,606	$744,826	$119,913	$(55,766)	$895,780

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended June 30, 2003

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Revenues:
Rental income	$507	$—	$39,087	$8,358		$47,952
Interest income from loan receivable	—	—	758	—		758
Equity earnings in affiliate(s)	19,553	153	—	—	$(19,706)	—
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	922	—		922
Interest and other income	43	—	505	5		553

Total revenues	20,103	153	41,272	8,363	(19,706)	50,185

Expenses:
General and administrative	30	—	2,545	505		3,080
Professional fees	7	—	579	116		702
Amortization of restricted stock grants	3	—	256	51		310
Depreciation	173	—	8,679	1,359		10,211
Swap ineffectiveness	—	—	369	—		369
Interest	—	—	13,992	2,098		16,090
Interest on United States Settlement	3,761	—	—	—		3,761

Total expenses	3,974	—	26,420	4,129		34,523

Income (loss) before discontinued operations	16,129	153	14,852	4,234	(19,706)	15,662
Discontinued operations	—	—	467	—		467

Net income (loss)	$16,129	$153	$15,319	$4,234	$(19,706)	$16,129

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended June 30, 2002

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Revenues:
Rental income	$339	$—	$36,557	$8,078		$44,974
Equity earnings in affiliate(s)	27,641	242	—	—	$(27,883)	—
Gain on sale of Kindred Healthcare, Inc. common stock stock	—	—	3,822	—		3,822
Interest and other income	63	—	310	—		373

Total revenues	28,043	242	40,689	8,078	(27,883)	49,169

Expenses:
General and administrative	20	—	2,132	449		2,601
Professional fees	8	—	767	161		936
Amortization of restricted stock grants	6	—	586	123		715
Depreciation	139	—	8,322	1,362		9,823
Swap ineffectiveness	—	—	180	—		180
Net loss on swap breakage	—	—	5,407	—		5,407
Loss on extinguishment of debt	—	—	6,919	—		6,919
Interest	—	—	15,546	2,552		18,098
Interest on United States Settlement	1,402	—	—	—		1,402

Total expenses	1,575	—	39,859	4,647		46,081

Income (loss) before discontinued operations	26,468	242	830	3,431	(27,883)	3,088
Discontinued operations	—	—	23,380	—		23,380

Net income (loss)	$26,468	$242	$24,210	$3,431	$(27,883)	$26,468

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six months ended June 30, 2003

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Revenues:
Rental income	$1,002	$—	$77,406	$16,527		$94,935
Interest income from loan receivable	—	—	1,505	—		1,505
Equity earnings in affiliate(s)	37,514	299	—	—	$(37,813)	—
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	922	—		922
Interest and other income	110	—	927	8		1,045

Total revenues	38,626	299	80,760	16,535	(37,813)	98,407

Expenses:
General and administrative	62	—	5,131	1,027		6,220
Professional fees	15	—	1,205	242		1,462
Reversal of contingent liability	(20,164)	—	—	—		(20,164)
Amortization of restricted stock grants	6	—	496	99		601
Depreciation	347	—	17,359	2,719		20,425
Swap ineffectiveness	—	—	369	—		369
Interest	—	—	27,629	4,819		32,448
Interest on United States Settlement	4,943	—	—	—		4,943

Total expenses	(14,791)	—	52,189	8,906		46,304

Income (loss) before discontinued operations	53,417	299	28,571	7,629	(37,813)	52,103
Discontinued operations	—	—	1,314	—		1,314

Net income (loss)	$53,417	$299	$29,885	$7,629	$(37,813)	$53,417

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six months ended June 30, 2002

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non-Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Revenues:
Rental income	$969	$—	$72,004	$15,975		$88,948
Equity earnings in affiliate(s)	41,363	354	—	—	$(41,717)	—
Gain on sale of Kindred Healthcare, Inc. common stock stock	—	—	3,822	—		3,822
Interest and other income	136	—	533	46		715

Total revenues	42,468	354	76,359	16,021	(41,717)	93,485

Expenses:
General and administrative	51	—	4,019	842		4,912
Professional fees	16	—	1,228	257		1,501
Amortization of restricted stock grants	12	—	930	195		1,137
Depreciation	347	—	16,566	2,724		19,637
Swap ineffectiveness	—	—	180	—		180
Net loss on swap breakage	—	—	5,407	—		5,407
Loss on extinguishment of debt	—	—	6,919	—		6,919
Interest	—	—	30,906	6,030		36,936
Interest on United States Settlement	2,873	—	—	—		2,873

Total expenses	3,299	—	66,155	10,048		79,502

Income (loss) before discontinued operations	39,169	354	10,204	5,973	(41,717)	13,983
Discontinued operations	—	—	25,186	—		25,186

Net income (loss)	$39,169	$354	$35,390	$5,973	$(41,717)	$39,169

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2003

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Net cash provided by (used in) operating activities	$50,020	$299	$49,697	$11,813	$(37,813)	$74,016

Net cash provided by investing activities	(35)	—	61,954	—		61,919

Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	—		13,700	—		13,700
Purchase of Senior Notes	—		(37,366)	—		(37,366)
Repayment of debt	—		—	(1,249)		(1,249)
Payment on United States Settlement	(46,647)		—	—		(46,647)
Payment of deferred financing costs	—		(20)	—		(20)
Cash dividends to stockholders	(58,911)		—	—		(58,911)
Proceeds from issuance of stock	1,276		—	—		1,276
Cash distributions from affiliates	54,296	(299)	(81,246)	(10,564)	37,813	—

Net cash provided by (used in) financing activities	(49,986)	(299)	(104,932)	(11,813)	37,813	(129,217)

Increase (decrease) in cash and cash equivalents	(1)	—	6,719	—		6,718
Cash and cash equivalents at beginning of period	48	—	2,406	1		2,455

Cash and cash equivalents at end of period	$47	$—	$9,125	$1		$9,173

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2002

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
(In thousands)
Net cash provided by (used in) operating activities	$39,638	$354	$47,295	$10,893	$(41,717)	$56,463

Net cash provided by (used in) investing activities	(1,041)	—	34,264	—		33,223

Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	—	—	(36,500)	—		(36,500)
Proceeds from Senior Notes Offering and Revolving Credit Facility	—	—	620,300	—		620,300
Repayment of debt	—	—	(16,837)	(562)		(17,399)
Repayment of debt through Refinancing	—	—	(607,106)	—		(607,106)
Payment of swap breakage fee	—	—	(12,837)	—		(12,837)
Payment of deferred financing costs	—	—	(15,139)	—		(15,139)
Payment on United States Settlement	(2,583)	—	—	—		(2,583)
Cost of issuance of stock	(45)	—	—	—		(45)

Cash dividends to stockholders	(33,637)	—	—	—		(33,637)
Cash distributions from affiliates	(3,932)	(354)	(27,101)	(10,330)	41,717	—

Net cash provided by (used in) financing activities	(40,197)	(354)	(95,220)	(10,892)	41,717	(104,946)

Increase (decrease) in cash and cash equivalents	(1,600)	—	(13,661)	1		(15,260)
Cash and cash equivalents at beginning of period	1,651	—	16,945	—		18,596

Cash and cash equivalents at end of period	$51	$—	$3,284	$1		$3,336

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations .
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND	RESULTS OF OPERATIONS

Cautionary Statements

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding Ventas, Inc.’s (“Ventas” or the “Company”) and its subsidiaries’ expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from the Company’s expectations. The Company does not undertake a duty to update such forward-looking statements.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the Company’s spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of the Company’s interest rate swap agreement and the Company’s net worth, (m) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (n) final determination of the Company’s taxable net income for the year ending December 31, 2003, (o) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, and (p) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of Kindred and the Company’s other operators to accurately estimate the magnitude of such liabilities. Many of such factors are beyond the control of the Company and its management.

Kindred Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred’s public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. The Company is providing this data for informational purposes only, and the reader of this Quarterly Report on Form 10-Q is encouraged to obtain Kindred’s publicly available filings from the Commission.

Background Information

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for the year ending December 31, 2003 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 44 hospitals, 204 nursing facilities and nine other healthcare and senior housing facilities in 37 states as of June 30, 2003. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (hereinafter collectively, “Kindred”) lease 194 of the Company’s nursing facilities and all but one of the Company’s hospitals as of June 30, 2003. The Company also has investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of June 30, 2003, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

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

As of June 30, 2003, approximately 93.3% of the Company’s properties, based on the original cost of such properties, were operated by Kindred. Approximately 92.4% of the Company’s total revenue for the six months ended June 30, 2003 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (collectively with the Amended Master Leases, the “Master Leases”).

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

As of March 31, 2003, approximately $14.1 million of the restricted cash reported on the Condensed Consolidated Balance Sheet represented the Company’s share of the amounts held in a previously established escrow account (the “Tax Refund Escrow”). As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from the Tax Refund Escrow. The Tax Refund Escrow held the Original Federal Refund Amount and certain other tax refunds (collectively, the “Tax Refund Escrow Funds”) related to periods ending in years prior to or including the date of the 1998 Spin Off. After payment of certain related expenses, the Company used approximately $13.0 million of its portion of the Tax Refund Escrow Funds to repay debt. As of June 30, 2003, approximately $0.8 million represented the Company’s share of the amounts currently held in the Tax Refund Escrow.

In the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of this contingent liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities – disputed federal, state and local tax refunds on the Condensed Consolidated Balance Sheet. The other portion of this contingent liability was previously recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of June 30, 2003, the total contingent liability was $1.8 million.

The Additional Federal Refund Amount and any other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these refunds as a receivable in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2003.

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

Recent Developments Regarding Kindred

In the fourth quarter ended December 31, 2002 and the first quarter ended March 31, 2003, Kindred recorded a substantial increase in costs related to professional liability claims, primarily claims related to its skilled nursing facility operations conducted in Florida and Texas. Florida and Texas are two states where professional liability expenses for skilled nursing providers have escalated significantly during the last few years.

Kindred has publicly stated that it believes that professional liability costs are expected to continue to increase in the foreseeable future. There can be no assurance that continued increases in professional liability costs will not have a material adverse effect on the liquidity, financial condition or results of operations of Kindred which could have a material adverse effect on its ability to make rental payments to the Company which, in turn, could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

Consistent with the Company’s intention to work with Kindred to permit it to exit the Florida and Texas skilled nursing facility markets on terms acceptable to the Company, on June 30, 2003, the Company sold its 15 Florida skilled nursing facilities it owned in Florida and its only skilled nursing facility in Texas to Kindred. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements. At the time of sale, annualized cash rent for these facilities was $9.0 million. Although the Company no longer owns skilled nursing facilities in Florida or Texas, the Company continues to own six long-term acute care hospitals in Texas and six long-term acute care hospitals in Florida, all of which will continue to be operated by Kindred.

On July 1, 2003, Kindred announced the divestiture of all its Florida and Texas skilled nursing facility operations.

Effective July 1, 2003, under a separate agreement, the Company and Kindred amended the Amended Master Leases to increase rent on certain facilities under the Amended Master Leases by $8.6 million per year on an annualized basis (May 1, 2003-April 30, 2004) for approximately seven years. This amount will escalate 3.5% annually in accordance with the Amended Master Leases. In addition, all of the Master Leases were amended to provide that all annual escalators under the Master Leases will be in cash at all times and to expand certain cooperation and information sharing provisions of the Master Leases.

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

Medicare Reimbursement; Skilled Nursing Facilities

The Balanced Budget Act of 1997 established a prospective payment system for SNFs (the “SNF PPS”). The SNF PPS classifies patients into distinct payment groups based on a patients’ clinical characteristics. Under SNF PPS, a SNF is reimbursed based upon the expected resource needs of its patients in each such payment category, rather than on a reasonable cost basis that reflects costs incurred.

On July 31, 2002, the Centers for Medicare and Medicaid Services (“CMS”) published the SNF payment rates for the 2003 federal fiscal year. Under this update, SNFs receive a 2.6% increase in Medicare payments for the 2003 federal fiscal year (i.e., October 1 through September 30). According to CMS, this increase will result in nearly $400 million more in annual payments to SNFs. The 2.6% increase is offset, however, by the September 30, 2002 expiration of a 16.66% temporary increase in the nursing component of the federal SNF PPS rate and a 4% temporary add-on for all patient classifications. According to CMS, the combined effect of the 2.6% increase under the 2003 payment update and the expiration of the two temporary add-ons is an estimated decrease of $1 billion in nursing facility payments for the 2003 federal fiscal year. However, two temporary payment increases – a 20% temporary per diem add-on for certain payment categories and a 6.7% temporary payment increase for other categories – will continue through federal fiscal year 2003. According to CMS, these continued payment increases retain approximately $1 billion in additional payments for federal fiscal year 2003. Kindred estimated that the expiration of the temporary add-ons reduced reimbursement to its SNFs by approximately $15 million in the first quarter 2003.

On May 16, 2003, CMS published its proposed payment rates for federal fiscal year 2004. The final rates for federal fiscal year 2004 are required to be published by August 1, 2003. The proposed rates and temporary updates discussed below may be revised when the final rates are published. According to CMS, its proposed SNF update would be a 2.9% increase in Medicare payments for federal fiscal year 2004, which would result in an approximate $400 million annual payment increase. In addition, on May 16, 2003, CMS announced that the two temporary payment increases – 20% and 6.7% add-ons for certain payment categories – will continue to be effective for federal fiscal year 2004.

On June 10, 2003, CMS published another proposed payment revision for federal fiscal year 2004 in which CMS announced that it would incorporate a forecast error adjustment that takes into account previous years’ update errors. According to CMS, there was a cumulative SNF market basket, or inflation adjustment, forecast error of 3.26% for federal fiscal years 2000 through 2002. This proposed forecast error adjustment would increase SNF payments by approximately $450 million for federal fiscal year 2004, according to CMS. As with the May 16, 2003 proposed payment rate, these adjustments could change with the publication of the final payment rates, which are required to be published by August 1, 2003.

Medicare Reimbursement; Long-Term Acute Care Hospitals

Pursuant to the Medicare provisions of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, LTACs are transitioning to a prospective payment system (the “LTAC PPS”), pursuant to which LTACs’ reimbursement rates will be determined based upon classifications of its patients that are intended to take into account expected clinical resource needs (as payments are made under the SNF PPS method).

For LTACs that have filed cost reports before October 1, 2002, a 5-year phase-in period has been implemented to transition such LTACs from cost-based reimbursement to prospective payment under the LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time non-revocable election to transition fully to the LTAC PPS Rate.

Updates to the LTAC payment rates are published annually for the LTAC rate year, which currently coincides with the federal fiscal year. However, in a final rule published on June 6, 2003, CMS announced that it is changing the rate year for the LTAC PPS from the federal fiscal year to a rate year of July 1 through June 30, beginning on July 1, 2003.

Under the LTAC PPS, a provider may choose to receive interim payments by: (1) billing each patient at the earlier of the time of discharge or 60 days from the time of admission; or (2) electing a periodic interim payment methodology which estimates the total annual LTAC reimbursement by a hospital and converts that amount into bi-weekly payments. Kindred has stated that either payment system may negatively impact its hospital division’s operating cash flows in 2003.

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

In early 2003, many states announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to SNF providers. The Company cannot predict the extent to which Medicaid rate freezes or cuts will ultimately be adopted, the number of states that will adopt them nor the impact of such adoption on the Company’s operators. However, extensive Medicaid rate cuts or freezes could have a material adverse effect on the Company’s operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company which, in turn, could have a Material Adverse Effect on the Company.

On May 28, 2003, the federal Jobs and Growth Tax Relief Reconciliation Act (“Tax Relief Act”) was enacted, which included a $10 billion increase in Medicaid federal funding through federal fiscal year 2004. In addition, the Tax Relief Act provides an additional $10 billion in state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls. It is anticipated that these temporary federal funding provisions will mitigate state Medicaid funding reductions through federal fiscal year 2004.

Nursing Home Quality Initiative

In late 2002, the U.S. Department of Health and Human Services launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. If the operators of the Company’s properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators are adversely affected, the operators’ ability to make rental payments to the Company could be adversely affected, which, in turn, could have a Material Adverse Effect on the Company.

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

Fair Value of Derivative Instruments

The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair value for the Company’s derivatives are obtained from a third party consultant which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts in the Condensed Consolidated Financial Statements of the Company are subject to significant estimates which may change in the future.

Income Taxes

For the six months ended June 30, 2003, a provision for income tax was not recorded due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2003 taxable income and to continue to qualify as a REIT.

The Company’s estimation of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions which impact the estimate of the Company’s 2003 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Rental income for the three months ended June 30, 2003 was $48.0 million, of which $46.0 million (95.8%) resulted from leases with Kindred. The rental income from Kindred includes $0.6 million related to the amortization of deferred revenue recorded as a result of (a) the Company’s receipt of common stock in Kindred (“Kindred Common Stock”) under Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”) on April 20, 2001 and (b) the receipt of $4.5 million of additional future rent under the Master Leases. The rental income for the three months ended June 30, 2002 was $45.0 million, of which $43.5 million (96.7%) resulted from leases with Kindred. The $3.0 million increase in rental income reflects (a) the 3.5% increase in the rent paid under the Master Leases effective May 1, 2003 and (b) $1.5 million rent received under the master lease (the “THI Master Lease”) entered into by Ventas Realty and certain subsidiaries of Trans Healthcare, Inc. (“THI”) on November 4, 2002.

Interest income from the loan receivable was $0.8 million for the three months ended June 30, 2003. This amount relates to interest income received in connection with a mezzanine loan made by Ventas Realty to THI on November 4, 2002.

Interest and other income totaled approximately $0.6 million for the three months ended June 30, 2003 as compared to approximately $0.4 million for the three months ended June 30, 2002. The increase is primarily attributable to the recovery of a previously written-off receivable by the Company.

During the three months ended June 30, 2003, the Company disposed of 140,000 shares of Kindred Common Stock for an average net price of $18.73 per share and recognized a gain of $0.9 million. The Company used the net proceeds of $2.6 million for the reduction of the Company’s outstanding indebtedness and for general corporate purposes. During the three months ended June 30, 2002, the Company disposed of 119,500 shares of Kindred Common Stock for an average net price of $44.19 per share and recognized a gain of $3.8 million. The net proceeds of $5.3 million were used to reduce the Company’s outstanding indebtedness. As of June 30, 2003, the Company owned 780,814 shares of Kindred Common Stock.

Expenses totaled $34.5 million for the three months ended June 30, 2003 and included $10.2 million of depreciation expense and $16.1 million of interest on debt financing and $3.8 million of interest on the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”). Expenses totaled $46.1 million for the three months ended June 30, 2002. The $11.6 million decrease resulted primarily from (a) a $2.0 million decrease in interest expense, (b) a $5.4 million expense recorded in the second quarter of 2002 related to the loss on a $350 million notional swap breakage, (c) a $6.9 million expense in the second quarter of 2002 related to the loss from the early extinguishment of debt and (d) a $2.4 million offsetting increase in the United States Settlement interest.

Interest expense excluding the interest on the United States Settlement decreased $2.0 million to $16.1 million for the three months ended June 30, 2003 from $18.1 million for the three months ended June 30, 2002. Interest expense includes $1.0 million of amortized deferred financing costs for the three months ended June 30, 2003 and 2002, respectively. The decrease is primarily a result of reduced principal balances. Funds paid to reduce the principal balance were raised through cash flows from operations, asset sales and the proceeds from the sale of Kindred Common Stock.

In connection with the refinancing of its indebtedness under the Company’s prior credit agreement, in the three months ended June 30, 2002, the Company incurred a loss from extinguishment of debt of $6.9 million related to the write-off of unamortized deferred financing costs associated with the Company’s prior credit agreement.

On June 30, 2003, the Company incurred a $2.7 million expense relating to the early repayment of the United States Settlement that is reflected as the United States Settlement interest expense on the Company’s 2003 statements of income for the three and six months ended June 30, 2003. As required by GAAP, the United States Settlement has been, since inception, reported on the Company’s balance sheet at an amount that is less than the actual unpaid principal amount under the United States Settlement because the 6% interest rate payable was deemed “below market” at the time of the settlement. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount of the United States Settlement reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charges payable upon early repayment of the United States Settlement.

General and administrative expenses totaled $3.1 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to develop and market its strategic diversification program, to improve its overall asset management system, and to attract and retain appropriate personnel to achieve its business objectives.

After discontinued operations of $0.5 million, net income for the three months ended June 30, 2003 was $16.1 million or $0.20 per diluted share. After discontinued operations of $23.4 million, or $0.34 per share, net income for the three months ended June 30, 2002 was $26.5 million or $0.38 per diluted share. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2003 and 2002

Rental income for the six months ended June 30, 2003 was $94.9 million, of which $90.9 million (95.8%) resulted from leases with Kindred. The rental income from Kindred includes $1.2 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of Kindred Common Stock under the Final Plan on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Master Leases. The rental income for the six months ended June 30, 2002 was $88.9 million, of which $87.8 million (98.8%) resulted from leases with Kindred. The $6.0 million increase in rental income reflects (a) the 3.5% increase in the rent paid under the Master Leases effective May 1, 2003 and (b) $3.0 million additional rent received under the THI Master Lease.

Interest income from loan receivable was $1.5 million for the six months ended June 30, 2003. This amount relates to interest income received in connection with a mezzanine loan made by Ventas Realty to THI on November 4, 2002.

Interest and other income totaled approximately $1.0 million for the six months ended June 30, 2003 as compared to approximately $0.7 million for the six months ended June 30, 2002. The increase is primarily attributable to the recovery of a previously written-off receivable by the Company, partially offset by a reduction in interest income resulting from reduced interest rates.

During the six months ended June 30, 2003, the Company disposed of 140,000 shares of Kindred Common Stock for an average net price of $18.73 per share and recognized a gain of $0.9 million. The Company used the net proceeds of $2.6 million for the reduction the Company’s outstanding indebtedness and for general corporate purposes. During the six months ended June 30, 2002, the Company disposed of 119,500 shares of Kindred Common Stock for an average net price of $44.19 per share and recognized a gain of $3.8 million. The net proceeds of $5.3 million were used to reduce the Company’s outstanding indebtedness. As of June 30, 2003, the Company owned 780,814 shares of Kindred Common Stock.

Expenses totaled $46.3 million for the six months ended June 30, 2003 and included $20.4 million of depreciation expense and $32.4 million of interest on debt financing and $4.9 million of interest on the United States Settlement. Expenses for this period included an offset of $20.2 million resulting from the reversal of a previously recorded contingent liability. Expenses totaled $79.5 million for the six months ended June 30, 2002. Excluding the $20.2 million offset, expenses for the six months ended June 30, 2003 decreased $13.0 million from the same period in 2002. The decrease resulted primarily from (a) a $4.5 million decrease in interest expense, (b) a $5.4 million expense recorded in the second quarter of 2002 related to the loss on a $350 million notional swap breakage, (c) a $6.9 million expense in the second quarter of 2002 related to the loss from the early extinguishment of debt, (d) a $2.1 million offsetting increase in the United States Settlement interest and (e) an offsetting increase of $1.3 million in general and administrative expense.

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

As of March 31, 2003, approximately $14.1 million of the restricted cash reported on the Condensed Consolidated Balance Sheet represented the Company’s share of the amounts held in the Tax Refund Escrow. As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from the Tax Refund Escrow. The Tax Refund Escrow held the Tax Refund Escrow Funds related to periods ending in years prior to or including the date of the 1998 Spin Off. After payment of certain related expenses, the Company used approximately $13.0 million of its portion of the Tax Refund Escrow Funds to repay debt. As of June 30, 2003, approximately $0.8 million represented the Company’s share of the amounts currently held in the Tax Refund Escrow.

During the three months ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of this contingent liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities – disputed federal, state and local tax refunds on the Condensed Consolidated Balance Sheet. The other portion of this contingent liability was previously recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of June 30, 2003, the total contingent liability was $1.8 million.

The Additional Federal Refund Amount and any other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these refunds as a receivable in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2003.

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

Interest expense excluding the interest on the United States Settlement decreased $4.5 million to $32.4 million for the six months ended June 30, 2003 from $36.9 million for the six months ended June 30, 2002. Interest expense includes $2.0 million and $1.6 million of amortized deferred financing costs for the six months ended June 30, 2003 and 2002, respectively. The decrease of $3.7 million is primarily a result of reduced principal balances and $0.7 million relates to reduced interest rates resulting from the 2002 Credit Agreement (as defined below) and the Company’s offering of Senior Notes (as defined below). Funds paid to reduce the principal balance were raised through cash flows from operations, asset sales, proceeds from the sale of Kindred Common Stock, and the issuance of nine million shares of the Company’s common stock in December 2002.

In connection with the refinancing of its indebtedness under its prior credit agreement, in the quarter ended June 30, 2002, the Company incurred a loss from extinguishment of debt of $6.9 million related to the write-off of unamortized deferred financing costs associated with its prior credit agreement.

On June 30, 2003, the Company incurred a $2.7 million expense relating to the early repayment of the United States Settlement that is reflected as the United States Settlement interest expense on the Company’s 2003 statements of operations for the three and six months ended June 30, 2003. As required by GAAP, the United States Settlement has been, since inception, reported on the Company’s balance sheet at an amount that is less than the actual unpaid principal amount under the United States Settlement because the 6% interest rate payable was deemed “below market” at the time of the settlement. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount of the United States Settlement reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charges upon early repayment of the United States Settlement.

General and administrative expenses totaled $6.2 million and $4.9 million for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to develop and market its strategic diversification program, to improve its overall asset management system, and to attract and retain appropriate personnel to achieve its business objectives.

After discontinued operations of $1.3 million, or $0.01 per diluted share, net income for the six months ended June 30, 2003 was $53.4 million or $0.67 per diluted share. After discontinued operations of $25.2 million, or $0.36 per diluted share, net income for the six months ended June 30, 2002 was $39.2 million or $0.56 per diluted share. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the net income and gain on sale of real estate for properties sold subsequent to December 31, 2001 is reflected in the Condensed Consolidated Statements of Income as Discontinued Operations for all periods presented. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements. On June 30, 2003, the Company sold 16 skilled nursing facilities, including 15 properties in Florida and one property in Texas, for $59.7 million in gross cash proceeds. A book loss of $5.3 million was recognized and included in Discontinued Operations. In the second quarter ended June 30, 2002, the Company sold a skilled nursing facility to an unrelated third party and recognized a gain of $1.1 million which was included as a component of Discontinued Operations. On June 20, 2002, the Company sold a 64 licensed bed hospital facility located in Arlington, Virginia to an unrelated third party and recognized a gain of $22.4 million which was also included as a component of Discontinued Operations.

Funds from Operations

Funds from operations (“FFO”) for the three and six months ended June 30, 2003 totaled $32.1 million and $80.1 million, respectively. FFO for the three and six months ended June 30, 2002 totaled $14.5 million and $36.5 million respectively. FFO for the three and six months ended June 30, 2003 and 2002 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$16,129	$26,468	$53,417	$39,169
Adjustments:
Depreciation on real estate assets	10,147	9,772	20,297	19,544

Other Items:
Discontinued Operations:
Real estate depreciation – discontinued	587	629	1,174	1,281
(Gain) loss on sale of real estate	5,254	(22,393)	5,254	(23,450)

FFO	$32,117	$14,476	$80,142	$36,544

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

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company’s principal sources of liquidity came from cash flow from operations, proceeds from the sale of real estate assets and the sale of Kindred Common Stock.

On June 30, 2003, the Company sold 16 skilled nursing facilities, including 15 properties in Florida and one property in Texas, for $59.7 million in gross cash proceeds. A book loss of $5.3 million was recognized and included in Discontinued Operations for the quarter ended June 30, 2003. In addition, Kindred paid the Company a $4.1 million lease termination fee. The Company used the net proceeds from the sale of the 16 skilled nursing facilities and the lease termination fee to repay in full all unpaid amounts under the United States Settlement. The remaining net proceeds were used to reduce the Company’s debt balances. See “Note 5—Recent Developments Regarding Liquidity” to the Condensed Consolidated Financial Statements.

The Company intends to fund future investments through cash flow from operations, borrowings under the 2002 Credit Agreement, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of June 30, 2003, the Company had cash and cash equivalents of $9.2 million, restricted cash of $7.0 million (comprised of $5.0 million of reserves made in connection with its collateralized mortgage-backed securitization financing, escrows under the THI Master Lease and the Company’s portion of the amounts on deposit pursuant to the Tax Refund Escrow Agreement), outstanding revolving credit borrowings of $73.3 million under the 2002 Credit Agreement, and unused revolving credit availability of $176.6 million. Through the pledge of additional property as collateral to the lenders under the 2002 Credit Agreement and/or increased valuations of assets mortgaged, the Company, as of June 30, 2003, could have increased availability under its Revolving Credit Facility (as defined below) to $216.7 million.

Cash provided by operations totaled $74.0 million for the six months ended June 30, 2003. For the six months ended June 30, 2002 cash provided by operations totaled $56.5 million. The increase from 2002 is primarily a result of the $13.0 million cash distribution from the Tax Refund Escrow, increased cash flows from rent, interest income on loans receivable and reduced interest expense on debt.

Cash flows provided by investing activities for the six months ended June 30, 2003 totaled $61.9 million and includes $58.9 million in net proceeds from the sale of real estate and $2.6 million in proceeds from the sale of Kindred Common Stock. Net cash provided by investing activities for the six months ended June 30, 2002 was $33.2 million and includes $28.6 million in proceeds from the sale of real estate and $5.3 million in proceeds from the sale of Kindred Common Stock.

Net cash used in financing activities for the six months ended June 30, 2003 totaled $129.2 million and included net borrowings of $13.7 million under the Revolving Credit Facility, a $37.4 million payment in settlement of the repurchase of the Senior Notes on December 31, 2002, full repayment on the United States Settlement of $46.6 million and $58.9 million of cash dividend payments (consisting of the fourth quarter 2002 dividend, the first quarter 2003 dividend and the second quarter 2003 dividend.) Net cash used in financing activities for the six months ended June 30, 2002 totaled $104.9 million and included $40.7 million payment of principal on the 2000 Credit Agreement, the 2002 Credit Agreement and its collateralized mortgage-backed security loan (“CMBS Loan”), $15.1 million in financing fees, $12.8 million in swap breakage costs, a $2.6 million payment on the United States Settlement and $33.6 million of cash dividend payments.

The Kindred Common Stock is considered marketable for accounting purposes at June 30, 2003 and classified as available for sale in accordance with SFAS No. 115 “Accounting for Investments in Certain Debt and Equity Securities” (“SFAS No. 115”). Accordingly, the Kindred Common Stock is measured at fair value as of June 30, 2003. The unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Loss on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2003, the Company owned 780,814 shares of Kindred Common Stock at a fair value of $13.9 million, or $17.77 per share. A $4.4 million cumulative unrealized gain on the Kindred Common Stock was recorded on the Condensed Consolidated Balance Sheet in Accumulated Other Comprehensive Loss at June 30, 2003. See “Recent Developments Regarding Liquidity—Recent Developments Regarding the Kindred Common Stock.”

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. The Company may publicly offer these securities from time to time at prices and on terms to be determined at the time of relevant offerings. As of June 30, 2003, $651.0 million of these securities remained available for offering under the shelf registration statement. The Company believes that the shelf registration statement will assist in providing it with flexibility in raising debt and/or equity financing in order to implement its diversification strategy.

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company intends to pay dividends of $1.07 per share for 2003, but not less than 100% of the Company’s taxable income for 2003. The Company declared the first quarterly dividend for 2003 of $0.2675 per share on February 24, 2003, which was paid in cash on March 17, 2003 to stockholders of record on March 4, 2003. The Company declared the second quarterly dividend for 2003 of $0.2675 per share on May 16, 2003, which was paid in cash on June 24, 2003 to stockholders of record on June 2, 2003. Although the Company currently intends to distribute 100% or more of its taxable income for 2003 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

The Company’s estimate of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the Spin Agreements, the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions impacting the estimate of the Company’s 2003 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by NAREIT) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures governing the Senior Notes (the “Indentures”) and 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Notes under each Indenture, and there can be no assurance that such consents would be obtained. In addition, the failure of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

Decrease of Applicable Percentage and Increase of Borrowing Base Under 2002 Credit Agreement

On April 17, 2002, the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). The 2002 Credit Agreement is a $350 million credit facility consisting of a $60 million term loan (the “Tranche B Term Loan”) and a $290 million revolving credit facility (the “Revolving Credit Facility”).

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage (as defined below) over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility, from the inception of the loan through April 6, 2003, the Applicable Percentages were 2.75% for Eurodollar Rate loans, and 1.25% for Base Rate loans. Because of the Company’s improved credit statistics, effective April 7, 2003, the Applicable Percentages under the Revolving Credit Facility were reduced to 2.50% on Eurodollar Rate loans and 1.00% on Base Rate loans.

The total amount that may be borrowed (including outstanding borrowings) under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of value of the real properties mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”), plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts (together, the Borrowing Base”). Ventas Realty may at any time include additional real properties that satisfy certain conditions set forth in the 2002 Credit Agreement as Borrowing Base Properties in order to increase the Borrowing Base. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

On March 20, 2003, Ventas Realty increased the number of Borrowing Base Properties from 59 to 60, increasing the Borrowing Base from $304.3 million to $310.3 million. On June 30, 2003, one Borrowing Base Property was removed from the Borrowing Base in connection with the Company’s sale of its Florida and Texas nursing facilities to Kindred. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

As of June 30, 2003, the Borrowing Base was $309.3 million, the outstanding indebtedness under the 2002 Credit Agreement was $132.7 million and the remaining availability under the 2002 Credit Agreement was $176.6 million.

Effective July 1, 2003, the Borrowing Base was increased to $334.8 million based upon a revaluation of the 59 Borrowing Base Properties of $515.0 million. All 59 properties are leased to Kindred pursuant to Amended Master Lease No. 1.

Amendment to the 2002 Credit Agreement

On June 10, 2003, the Company and the lenders under the 2002 Credit Agreement amended the definition of consolidated adjusted net worth to exclude the unrealized gain or loss on interest rate hedges on other interest rate derivatives reported on the Company’s Consolidated Balance Sheet as Accumulated Other Comprehensive Loss. The amendment requires that consolidated adjusted net worth be calculated in a manner consistent with other financial covenants in the 2002 Credit Agreement by excluding unrealized gains or losses on interest rate derivatives. Both before and after the amendment, the Company believes it was in compliance with its financial covenants under the 2002 Credit Agreement.

Recent Development Regarding the Kindred Common Stock

During the six months ended June 30, 2003, the Company sold 140,000 shares of the Company’s Kindred Common Stock for an average net price of $18.73 per share recognizing a gain of $0.9 million on the sale. The Company used the net proceeds of $2.6 million from the sale for the reduction of its outstanding indebtedness and for general corporate purposes. As of June 30, 2003, the Company owned 780,814 shares of Kindred Common Stock. During the period from July 1, 2003 through July 15, 2003, the Company sold an additional 428,407 shares of Kindred Common Stock for an average net price of $22.35 per share recognizing a gain of $4.4 million on the sale. The Company used the net proceeds from the sale for the reduction of the Company’s outstanding indebtedness and for general corporate purposes. As of July 15, 2003, the Company owned 352,407 shares of Kindred Common Stock. During the six months ended June 30, 2002, the Company disposed of 119,500 shares of Kindred Commons Stock for an average net price of $44.19 per share, recognizing a gain of $3.8 million. The net proceeds of $5.3 million were applied to reduce the Company’s outstanding indebtedness.

The Company’s investment in Kindred Common Stock is classified as available for sale in accordance with SFAS No. 115. Accordingly, the Kindred Common Stock is measured and reported on the Company’s Condensed Consolidated Balance Sheet at fair value. The Company’s unrealized gains and losses on the Kindred Common Stock are reported as a component of Accumulated Other Comprehensive Loss on the Company’s Condensed Consolidated Balance Sheet.

Repayment of United States Settlement

On June 30, 2003, the Company incurred a $2.7 million expense relating to the early repayment of the United States Settlement that is reflected as the United States Settlement interest expense on the Company’s 2003 statements of operations for the three and six months ended June 30, 2003. As required by GAAP, the United States Settlement has been, since inception, reported on the Company’s balance sheet at an amount that is less than the actual unpaid principal amount under the United States Settlement because the 6% interest rate payable was deemed

“below market” at the time of the settlement. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount of the United States Settlement reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charges payable upon early repayment of the United States Settlement.

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

The Company earns revenue by leasing its assets under leases that primarily are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. A portion of the Company’s debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of the Company’s assets and the variable nature of a portion of the Company’s debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company’s lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, at or about the date the Company spun off its healthcare operations in connection with the 1998 Spin Off, it also entered into a swap (the “1998 Swap”) to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. Prior to the maturity of the 1998 Swap on June 30, 2003, the Company had a $425.0 million notional amount interest rate swap outstanding with a highly rated counterparty in which the Company paid a fixed rate of 5.985% and received LIBOR from the counterparty.

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

In accordance with the terms of the agreement governing the CMBS Loan, on December 11, 2001, Ventas Finance purchased an interest rate cap from a highly rated counterparty (the “Buy Cap”). Because the Company already hedged its consolidated interest rate risk through the 1998 Swap and 2003-2008 Swap, on December 11, 2001, the Company sold an interest rate cap (the “Sell Cap”) for the same notional value ($225 million) and on the same terms (5-year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company’s balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

At June 30, 2003, the 2003-2008 Swap was reported at its fair value of $53.3 million in liabilities in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Buy and Sell Caps are reported at their fair value of approximately $0.3 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported in the Condensed Consolidated Statements of Income and net to zero for the six months ended June 30, 2003.

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2003:

	2003-2008 Swap	Sell Cap	Buy Cap
Notional Amount	$450,000,000	$225,000,000	$225,000,000
Fair Value to the Company	(53,280,405)	(270,536)	270,536
Fair Value to the Company Reflecting Change in Interest Rates

-100 BPS	(71,513,222)	(51,747)	51,747
+100 BPS	(35,868,975)	(793,717)	793,717

The carrying value of the Company’s variable rate debt approximates fair value. There is no cash flow impact from the fluctuation of interest rates since the Company currently hedges 100% of its variable rate debt. The fair value of the fixed rate debt is $397.9 million based on open market trading activity provided by a third party.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s Exchange Act filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in “Note 7—Litigation” to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of the stockholders of the Company was held on May 15, 2003.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the Board of Directors and other proposals listed in the Company’s proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.

(c)	The election of five directors for the ensuing year was voted upon at the Annual Meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee:	For:	Abstain:
Debra A. Cafaro	71,815,952.547	1,400,966.132
Douglas Crocker, II	70,416,893.547	2,800,025.132
Ronald G. Geary	72,893,273.465	323,645.214
Jay M. Gellert	70,392,124.465	2,824,794.214
Sheli Z. Rosenberg	72,871,670.547	345,248.132

(d)	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2003 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

For:	Against:	Abstain:	Broker Non-Votes:
66,306,293.176	6,767,497.718	143,127.785	0

(e)	A proposal to increase by 200,000 the number of shares reserved and available for issuance under the Company’s 2000 Stock Option Plan for Directors was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

For:	Against:	Abstain:	Broker Non-Votes:
69,727,147.311	3,158,048.463	331,722.905	0

ITEM 5. OTHER INFORMATION

Other Information

In August of 2002, Debra A. Cafaro, the Company’s Chairman of the Board, President and Chief Executive Officer, and T. Richard Riney, the Company’s Executive Vice President, General Counsel and Corporate Secretary, each entered into non-discretionary, written 10b5-1 sales plans for estate and financial planning purposes. As of July 15, 2003, Ms. Cafaro’s sales plan provided for the future sale of up to 90,000 shares of the Company’s common stock, solely upon the exercise of options owned by Ms. Cafaro which have a weighted average exercise price of $5.7124. Under Ms. Cafaro’s sales plan, the next sale is scheduled to occur on September 8, 2003, subject to certain restrictions and conditions contained in Ms. Cafaro’s sales plan including, without limitation, a minimum per share sales price. As of July 15, 2003, Ms. Cafaro owned an additional 719,837 shares of the Company’s common stock (605,819 of which are vested) and is therefore in compliance with the Company’s minimum stock ownership guidelines for senior executives. As of July 15, 2003, Mr. Riney’s sales plan provided for the future sale of up to 87,500 shares of the Company’s common stock, solely upon the exercise of options owned by Mr. Riney which have a weighted average exercise price of $6.6813. Under Mr. Riney’s sales plan, the next sale is scheduled to occur on August 1, 2003, subject to certain restrictions and conditions contained in Mr. Riney’s sales plan including, without limitation, a minimum per share sales price. As of July 15, 2003, Mr. Riney owned an additional 269,047 shares of the Company’s common stock (231,584 of which are vested) and is therefore in compliance with the Company’s minimum stock ownership guidelines for senior executives.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

4.1	Letter Agreement, dated May 12, 2003, by and between Ventas, Inc. and Cohen & Steers Capital Management, Inc. relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.

4.2	Letter Agreement dated, June 24, 2003, by and between Ventas, Inc. and Cohen & Steers Capital Management, Inc. relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.

10.1	Amendment No. 1, dated as of June 10, 2003, by and among Ventas Realty, Limited Partnership, Ventas, Inc., and certain subsidiaries of Ventas, Inc. identified therein and, Bank of America, N.A., as Administrative Agent for the lenders identified therein to the Second Amended and Restated Credit, Security and Guaranty Agreement, dated as of April 17, 2002, among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and certain subsidiaries of Ventas, Inc. identified therein, as guarantors, the lenders identified therein, including Bank of America, N.A., as Issuing Bank for the Letters of Credit thereunder, Bank of America, N.A., as Administrative Agent, and UBS Warburg LLC, as Syndication Agent.

10.2.1	Agreement For Sale of Real Estate and Master Lease Amendments, dated May 14, 2003, between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc.

10.2.2	Master Lease No. 1 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.2.3	Master Lease No. 2 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.2.4	Master Lease No.3 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.2.5	Master Lease No. 4 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.3.1	Master Lease No. 1 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.3.2	Master Lease No. 2 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.3.3	Master Lease No. 3 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.3.4	Master Lease No. 4 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.3.5	CMBS Master Lease Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC.

10.4.1	First Amendment to Purchase Agreement, dated as of April 28, 2003, by and between Ventas, Realty, Limited Partnership and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein.

10.4.2	First Amendment to Guaranty, dated as of April 28, 2003, by and between Ventas Realty, Limited Partnership and Trans Healthcare of Ohio, Inc.

10.4.3	First Amendment to Master Lease Agreement dated as of April 28, 2003, by and between Ventas Realty, Limited Partnership and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of Ventas, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of Ventas, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On April 2, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing that the Company would issue its first quarter 2003 earnings on Tuesday, April 29, 2003.

On April 3, 2003, the Company filed a Current Report on Form 8-K announcing that the IRS had completed its review of the Company’s federal income tax returns for its 1997 and 1998 tax years.

On May 5, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 12 announcing the Company’s results of operations and financial condition as of and for the quarter ended March 31, 2003.

On May 15, 2003, the Company filed a Current Report on Form 8-K announcing in a Press Release dated May 14, 2003, that it had reached an agreement to sell all of its skilled nursing facilities in Florida and Texas to its primary tenant, Kindred Healthcare, Inc.

On May 16, 2003, the Company filed a Current Report on Form 8-K announcing that its Board of Directors declared a regular quarterly dividend of $0.2675 per share, payable in cash on June 24, 2003 to stockholders of record on June 2, 2003 and that at its annual meeting on May 15, 2003, stockholders voted to elect the following board members to new, one-year terms: Debra A. Cafaro, Douglas Crocker II, Ronald G. Geary, Jay M. Gellert and Sheli Z. Rosenberg.

On May 30, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing that pursuant to Item 9 of such Current Report on Form 8-K, the Company announced that Debra A. Cafaro, President and Chief Executive Officer and Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, will make a presentation regarding the Company at the National Association of Real Estate Investment Trusts (NAREIT) 2003 Institutional Investor Forum in New York City on Wednesday, June 4, 2003 at 10:30 a.m.

On June 5, 2003, the Company filed a Current Report on Form 8-K announcing in a Press Release dated June 5, 2003, that it had appointed Thomas C. Theobald, a Managing Director with William Blair Capital Partners and the former Chairman and Chief Executive Officer of Continental Bank Corp., to its Board of Directors effective immediately.

On July 2, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing that it had completed the previously announced sale of 16 skilled nursing facilities in Florida and Texas to its primary tenant, Kindred Healthcare, Inc., which had been leasing those properties from the Company.

On July 2, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing that it would issue its second quarter 2003 earnings on Wednesday evening, July 23, 2003 and that a conference call to discuss those earnings will be held on the morning of Thursday, July 24, 2003 at 10:00 a.m. Eastern Time (9:00 a.m. Central Time).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2003

VENTAS, INC.

By:	/s/ Debra A. Cafaro
Debra A. Cafaro Chairman, President and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart Senior Vice President and Chief Financial Officer