Form 10-Q
period 2003-09-30
VENTAS INC
filed 2003-10-28
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 24, 2003:
Common Stock, $.25 par value	80,105,652 Shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets
Real estate investments:
Land	$107,998	$119,559
Building and improvements	1,020,825	1,101,847

	1,128,823	1,221,406
Accumulated depreciation	(414,594)	(409,132)

Total net real estate property	714,229	812,274
Loan receivable, net	16,474	16,528

Total net real estate investments	730,703	828,802

Cash and cash equivalents	10,095	2,455
Restricted cash	8,030	19,953
Deferred financing costs, net	14,676	17,704
Investment in Kindred Healthcare, Inc. common stock	—	16,713
Notes receivable from employees, former employees and accrued interest	3,822	4,139
Other assets	7,074	6,014

Total assets	$774,400	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$679,362	$707,709
United States Settlement	—	43,992
Securities settlement due (purchase of Senior Notes)	—	37,366
Deferred revenue	16,309	18,883
Interest rate swap agreements	44,092	47,672
Accrued dividend	—	16,596
Accrued interest	13,955	7,237
Accounts payable and other accrued liabilities	13,727	25,402
Other liabilities—disputed federal, state and local tax refunds	266	14,156
Deferred income taxes	30,394	30,394

Total liabilities	798,105	949,407

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, unissued	—	—
Common stock	20,652	20,652
Capital in excess of par value	173,665	191,779
Unearned compensation on restricted stock	(1,111)	(793)
Accumulated other comprehensive loss	(30,667)	(26,116)
Retained earnings (deficit)	(112,302)	(134,279)

	50,237	51,243
Treasury stock	(73,942)	(104,870)

Total stockholders’ equity (deficit)	(23,705)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$774,400	$895,780

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Rental income	$50,616	$45,449	$145,551	$134,397
Interest income from loan receivable	766	—	2,271	—
Gain on sale of Kindred Healthcare, Inc. common stock	8,117	1,192	9,039	5,014
Interest and other income	280	237	1,325	952

	59,779	46,878	158,186	140,363

Expenses:
General and administrative	3,136	2,410	9,356	7,322
Professional fees	416	900	1,878	2,401
Reversal of contingent liability	—	—	(20,164)	—
Amortization of restricted stock grants	309	354	910	1,491
Depreciation	10,238	9,823	30,663	29,460
Swap ineffectiveness	—	118	369	298
Net loss on swap breakage	—	—	—	5,407
Loss on extinguishment of debt	—	—	—	6,919
Interest	14,688	17,807	47,136	54,743
Interest on United States Settlement	—	1,331	4,943	4,204

Total expenses	28,787	32,743	75,091	112,245

Income before benefit for income taxes and discontinued operations	30,992	14,135	83,095	28,118
Benefit for income taxes	—	(2,200)	—	(2,200)

Income before discontinued operations	30,992	16,335	83,095	30,318
Discontinued operations (including gain/loss on sale of assets)	1,220	758	2,534	25,944

Net income	$32,212	$17,093	$85,629	$56,262

Earnings Per Share:
Basic:
Income before discontinued operations	$0.39	$0.24	$1.05	$0.44

Net income	$0.41	$0.25	$1.08	$0.82

Diluted:
Income before discontinued operations	$0.38	$0.23	$1.04	$0.43

Net income	$0.40	$0.24	$1.07	$0.80

Shares used in computing earnings per common share:
Basic	79,389	69,098	79,055	68,895
Diluted	80,258	70,047	79,711	69,978
Dividend declared per common share	$0.2675	$0.2375	$0.8025	$0.7125

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
Net income	$85,629	$56,262

Other comprehensive income (loss):
Unrealized loss on interest rate swaps	(11,147)	(51,091)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	12,125	23,770
Unrealized gain (loss) on Kindred Healthcare, Inc. common stock	3,510	(14,071)
Reclassification adjustment for realized gain on Kindred Healthcare, Inc. common stock included in net income during the period	(9,039)	(5,014)

	(4,551)	(46,406)

Net comprehensive income	$81,078	$9,856

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$85,629	$56,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	31,837	31,332
Amortization of deferred financing costs	3,068	2,685
Amortization of restricted stock grants	910	1,491
Normalized rents	(115)	(144)
Loss on extinguishment of debt	—	6,919
Gain on sale of Kindred Healthcare, Inc. common stock	(9,039)	(5,014)
(Gain) loss on sale of real estate assets (included in discontinued operations)	3,189	(23,450)
Loss on impairment of asset (included in discontinued operations)	845	—
Amortization of deferred revenue	(2,671)	(1,998)
Net loss on swap breakage	—	5,407
Non-cash interest on United States Settlement	2,655	—
Other	(2,437)	110
Changes in operating assets and liabilities:
Decrease in restricted cash	11,923	1,117
Increase in other assets	(586)	(1,379)
Increase in accrued interest	6,718	17,226
Increase (decrease) in accounts payable and accrued and other liabilities	(24,078)	6,123

Net cash provided by operating activities	107,848	96,687
Cash flows from investing activities:
Net proceeds from sale of real estate	61,159	28,620
Proceeds from sale of Kindred Healthcare, Inc. common stock	20,223	6,950
Collection from loan receivable	151	—
Purchase of furniture and equipment	(258)	(236)
Decrease (increase) in notes receivable from employees, former employees and accrued interest	317	(551)

Net cash provided by investing activities	81,592	34,783
Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	(26,450)	(57,651)
Proceeds from Senior Notes Offering and Revolving Credit Facility	—	620,300
Purchase of Senior Notes	(37,366)	—
Repayment of debt	(1,897)	(17,987)
Repayment of debt through refinancing	—	(607,106)
Payment on United States Settlement	(46,647)	(7,958)
Payment of deferred financing costs	(40)	(15,127)
Payment of swap breakage fee	—	(12,837)
Proceeds from issuance of stock	10,847	2,546
Cash dividends to stockholders	(80,247)	(50,125)

Net cash used in financing activities	(181,800)	(145,945)

Increase (decrease) in cash and cash equivalents	7,640	(14,475)
Cash and cash equivalents—beginning of period	2,455	18,596

Cash and cash equivalents—end of period	$10,095	$4,121

Supplemental schedule of noncash activities:
Dividend distribution of Kindred Healthcare, Inc. common stock	$—	$17,086

See notes to condensed consolidated financial statements

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—REPORTING ENTITY

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. The Company owns a geographically diverse portfolio of healthcare-related facilities that consisted of 44 hospitals, 203 nursing facilities and nine other healthcare and senior housing facilities in 37 states as of September 30, 2003. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 194 of the Company’s nursing facilities and all but one of the Company’s hospitals as of September 30, 2003. The Company also has investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of September 30, 2003, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily an indication of the results that may be expected for the year ending December 31, 2003. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company’s audited Consolidated Financial Statements for the year ended December 31, 2002. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 5” (“FIN No. 46”). FIN No. 46 provides a new consolidation model which determines consolidation based on potential variability in gains and losses of the entity being evaluated. FIN No. 46 applies in the first period ending after December 15, 2003 for variable interest entities formed prior to February 2003. The Company does not expect the adoption of FIN No. 46 to have any impact on the Company’s presentation of its condensed consolidated financial statements.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1, and Technical Correction” (“SFAS No. 145”). SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 required the Company to reclassify certain prior period items that no longer meet the extraordinary classification into continuing operations. Additionally, future gains and losses related to debt extinguishment may be required to be classified as income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. As required, on January 1, 2003 the Company adopted SFAS No. 145. In accordance with SFAS No. 145, the Company’s prior year financial statements have been reclassified to include gains and losses from extinguishment of debt in continuing operations. This reclassification has no effect on the Company’s net income.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company has stock-based employee compensation plans which are described in “Note 6—Stockholders’ Equity and Stock Options.” The Company accounts for these plans under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. FASB recently announced that rulemaking to expense stock options would be delayed until the third quarter 2004. The Company is currently studying whether it should defer the adoption of fair value method accounting until such time as FASB adopts final rules regarding the appropriate valuation methods.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2003, approximately 69.1% of the Company’s properties, based on the original cost of such properties, were skilled nursing facilities. The Company’s remaining properties consist of hospitals, personal care facilities and other healthcare-related and senior housing facilities. The Company’s facilities are located in 37 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s total revenues.

As of September 30, 2003, approximately 94.0% of the Company’s properties, based on the original cost of such properties, were operated by Kindred. Approximately 88.2% of the Company’s total revenue for the nine months ended September 30, 2003 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (as amended, the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (as amended and, collectively with the Amended Master Leases, the “Master Leases”).

There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases or that Kindred will perform its obligations under the Master Leases. The failure of Kindred to make three consecutive monthly rental payments under any of the Master Leases will trigger an event of default under the Company’s 2002 Credit Agreement (as defined below). The inability or unwillingness of Kindred to satisfy its obligations under the Master Leases would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement of Indemnity – Third Party Leases

In connection with the Company’s spin off of Kindred in 1998 (the “1998 Spin Off”), the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third Party Leases”). Under the terms of an indemnity agreement relating to the Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, the lessors may claim that the Company remains liable under the Third Party Leases. The Company believes it may have valid legal defenses to any such claim. However, there can be no assurance the Company would prevail against a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years. The Third Party Leases relating to ground leases have remaining terms from 1 to 80 years. Under Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”), Kindred assumed and has agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Leases. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease. As of September 30, 2003, the total aggregate remaining minimum rental payments under the Third Party Leases were $32.5 million.

Agreement of Indemnity – Third Party Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the “Third Party Guarantees”). The Company may remain liable on the Third Party Guarantees assigned to Kindred. Under the terms of an indemnity agreement relating to the Third Party Guarantees, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Kindred. Under the Final Plan, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third Party Guarantees. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Kindred, then the Company may be liable for the payment and performance of the obligations under any such agreement, but the Company believes it may have valid legal defenses to any such claim under a Third Party Guarantee. As of September 30, 2003, the Company had a $5.0 million potential exposure under these Third Party Guarantees.

NOTE 4—DISPOSITIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the Condensed Consolidated Statements of Income as “Discontinued Operations” for all periods presented. Interest expense allocated to Discontinued Operations has been estimated based on a proportional allocation of rental income among all of the Company’s facilities.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 30, 2003, the Company sold to Kindred 16 skilled nursing facilities, consisting of 15 properties in Florida and one property in Texas, which had previously been leased to Kindred under the Master Leases, for $59.7 million in gross cash proceeds. A loss of $5.3 million was recognized and included in Discontinued Operations for the quarter ended June 30, 2003. In addition, Kindred paid the Company a $4.1 million lease termination fee with respect to such properties. The Company used a portion of the net proceeds from the sale and the lease termination fee to repay in full all unpaid amounts under the United States Settlement (defined below). The remaining net proceeds were used to reduce the Company’s outstanding indebtedness. See “Note 5—Recent Developments—Recent Developments Regarding Liquidity.”

During the third quarter ended September 30, 2003, the Company sold a non-operating skilled nursing facility and received a non-binding proposal to purchase another non-operating skilled nursing facility. As a result, the Company recognized a gain of $2.1 million on the sold facility and also recorded a $0.8 million impairment on the other facility.

Set forth below is a summary of the results of operations of the sold and held for sale facilities during the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental income	$—	$2,201	$5,149	$7,221
Lease termination fee	—	—	4,116	—

	—	2,201	9,265	7,221

Interest	—	852	1,523	2,855
Depreciation	—	591	1,174	1,872
Loss on impairment of asset held for sale	845	—	845	—

	845	1,443	3,542	4,727

Income (loss) before gain (loss) on sale of real estate	(845)	758	5,723	2,494
Gain (loss) on sale of real estate	2,065	—	(3,189)	23,450

Discontinued operations	$1,220	$758	$2,534	$25,944

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—RECENT DEVELOPMENTS

Recent Developments Regarding Kindred

Professional Liability Expense

During the fourth quarter of 2002, Kindred began recording substantial increases in costs related to professional liability claims, primarily claims related to its skilled nursing facility operations conducted in Florida and Texas. On June 30, 2003, the Company sold its 15 Florida skilled nursing facilities and its only skilled nursing facility in Texas to Kindred. See “Note 4—Dispositions.” At the time of sale, annualized cash rent for these facilities was $9.0 million. On July 1, 2003, Kindred announced the divestiture of all its Florida and Texas skilled nursing facility operations.

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

Master Leases

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

As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from a previously established escrow account (the “Tax Refund Escrow”). The Tax Refund Escrow held the Original Federal Refund Amount and certain other tax refunds (collectively, the “Tax Refund Escrow Funds”) related to periods ending in years prior to or including the date of the 1998 Spin Off. After payment of certain related expenses, the Company used approximately $13.0 million of its portion of the Tax Refund Escrow Funds to repay debt. As of September 30, 2003, the Company’s share of the amounts currently held in the Tax Refund Escrow was approximately $1.5 million.

In the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of this contingent liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities—disputed Federal, State and Local Tax Refunds on the Condensed Consolidated Balance Sheet. The other portion of this

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contingent liability was previously recorded in Accounts Payable and Other Accrued Liabilities on the Condensed Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of September 30, 2003, the total contingent liability was $1.5 million.

In September 2003, the Company received the Additional Federal Refund Amount which was deposited in the Tax Refund Escrow. Certain other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these expected refunds as a receivable in Other Assets on the Condensed Consolidated Balance Sheet as of September 30, 2003.

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

Recent Developments Regarding Liquidity

Recent Developments Regarding the Kindred Common Stock

During the nine months ended September 30, 2003, the Company sold 920,814 shares of its common stock in Kindred (“Kindred Common Stock”) for approximately $20.2 million and recognized a gain of $9.0 million on the sale. The Company used the net proceeds from the sale for the reduction of its outstanding indebtedness and for general corporate purposes. During the nine months ended September 30, 2002, the Company disposed of 159,500 shares of Kindred Common Stock for approximately $7.0 million and recognized a gain of $5.0 million. As of September 30, 2003, the Company did not own any shares of Kindred Common Stock.

At December 31, 2002, the Company’s investment in Kindred Common Stock was classified as available for sale in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Kindred Common Stock was measured and reported on the Company’s Condensed Consolidated Balance Sheets at fair value as of December 31, 2002. The Company’s unrealized gains and losses on the Kindred Common Stock are reported as a component of Accumulated Other Comprehensive Loss on the Company’s Condensed Consolidated Balance Sheets.

Repayment of the United States Settlement

On June 30, 2003, the Company used a portion of the net proceeds from the sale of 16 facilities to Kindred to pay in full amounts outstanding under the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”). See “Note 4—Dispositions.” In connection with the repayment, the Company incurred a $2.7 million expense which is reflected as the United States Settlement interest expense on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2003. As required by GAAP, the United States Settlement has been, since inception, reported on the Company’s balance sheet at an amount that is less than the actual unpaid principal amount under the United States Settlement because the 6% interest rate payable was deemed “below market” at the time of the settlement. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount of the United States Settlement reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charge payable upon early repayment of the United States Settlement.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2002 Refinancing and Swap Break

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). The 2002 Credit Agreement is a $350 million credit facility consisting of a $60 million term loan (the “Tranche B Term Loan”) and a $290 million revolving credit facility (the “Revolving Credit Facility”). Also the 2002 Refinancing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty, completed the offering of 8-3/4% Senior Notes due 2009 (the “2009 Senior Notes”) in the aggregate principal amount of $175 million and 9% Senior Notes due 2012 (the “2012 Senior Notes” and, collectively with the 2009 Senior Notes, the “Senior Notes”) in the aggregate principal amount of $225 million.

As a result of the consummation of the sale of the Senior Notes and the establishment of the 2002 Credit Agreement, all of the outstanding indebtedness under the Company’s previous credit agreement was repaid in full (the “2002 Refinancing”). The Company recorded a $6.9 million loss to write-off unamortized deferred financing costs relating to the previous credit agreement. As a result of the 2002 Refinancing, the Company did not expect variable rate debt held by the Company to exceed $450.0 million in the foreseeable future. Accordingly, the Company entered into an agreement with the counterparty under one of its interest rate swap agreements to reduce the $800.0 million notional amount on the interest rate swap by $350.0 million. The Company recorded a $5.4 million loss related to the $350.0 million swap breakage.

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

Decrease of Applicable Percentage and Increase of Borrowing Base Under 2002 Credit Agreement

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage (as defined in the 2002 Credit Agreement) over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility, from the inception of the loan through April 6, 2003, the Applicable Percentages were 2.75% for Eurodollar Rate loans, and 1.25% for Base Rate loans. Because of the Company’s improved credit statistics, effective April 7, 2003, the Applicable Percentages under the Revolving Credit Facility were reduced to 2.50% on Eurodollar Rate loans and 1.00% on Base Rate loans.

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

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective July 1, 2003, the Borrowing Base was increased to $334.8 million based upon a revaluation of the 59 Borrowing Base Properties of $515.0 million. All 59 Borrowing Base Properties are leased to Kindred pursuant to Amended Master Lease No. 1.

As of September 30, 2003, the outstanding indebtedness under the 2002 Credit Agreement was $92.6 million, and the remaining availability under the 2002 Credit Agreement was $242.2 million.

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

Recent Developments Regarding Dividends

The Company declared the first quarterly dividend for 2003 of $0.2675 per share on February 24, 2003, which was paid in cash on March 17, 2003 to stockholders of record on March 4, 2003. The Company declared the second quarterly dividend for 2003 of $0.2675 per share on May 16, 2003, which was paid in cash on June 24, 2003 to stockholders of record on June 2, 2003. The Company declared the third quarterly dividend for 2003 of $0.2675 per share on August 15, 2003, which was paid in cash on September 25, 2003 to stockholders of record on September 2, 2003. As a REIT, the Company is required to distribute to its stockholders 90% of its taxable income. Although the Company currently intends to distribute 100% or more of its taxable income for 2003 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

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

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recent Developments Regarding the Swap

At September 30, 2003, the Company’s variable rate debt balance was approximately $313 million which was consistent with the Company’s internal variable rate debt projections made on December 31, 2002 when the Company recorded a $1.9 million non-cash swap ineffectiveness expense related to the nine month projected excess notional amount of the Company’s interest rate swap over its variable rate debt balances. The aggregate notional amount of the 2003-2008 Swap (as defined in “Quantitative and Qualitative Disclosures about Market Risk”) was $450 million on September 30, 2003. The excess of the notional amount of the 2003-2008 Swap over the Company’s variable rate debt balances is the Excess Notional Amount. Consistent with the Company’s intention to acquire healthcare related and senior housing real estate assets, the Company anticipates that its variable rate debt levels will increase in the future to equal or exceed the notional amount of the 2003-2008 Swap. As a result of the anticipated increased variable rate debt levels, the Company believes that interest expense will rise. If the Company does not increase its variable rate debt balances to equal or exceed the notional amount of the 2003-2008 Swap, then under certain circumstances the Company may record a noncash expense for swap ineffectiveness equal to the portion of the unrealized loss on the 2003-2008 Swap allocable to the excess notional amount of the 2003-2008 Swap or pay to reduce the notional amount of the 2003-2008 Swap to more closely match its variable rate debt balances. Currently the unrealized loss is reported in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Company has five plans under which options to purchase its common stock have been, or may be, granted to officers, employees, and non-employee directors and one plan under which certain directors may receive common stock of the Company in lieu of director fees. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts):

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$32,212	$17,093	$85,629	$56,262
Add: Stock-based employee compensation expense included in reported net income	309	354	956	1,491

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(386)	(496)	(1,196)	(1,918)

Pro forma net income	$32,135	$16,951	$85,389	$55,835

Earnings per share:
Basic – as reported	$0.41	$0.25	$1.08	$0.82
Basic – pro forma	$0.40	$0.25	$1.08	$0.81
Diluted – as reported	$0.40	$0.24	$1.07	$0.80
Diluted – pro forma	$0.40	$0.24	$1.07	$0.80

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk free interest rate	4.2%	4.1%	4.0%	4.1%
Dividend yield	8.0%	9.0%	9.0%	9.0%
Volatility factors of the expected market price for the Company’s common stock	0.224%	0.276%	0.254%	0.276%
Weighted average expected life of options	8 years	9 years	9 years	9 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. See “Note 2—Basis of Presentation—Recently Issued Accounting Standards.”

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

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The Complaint alleges, among other things, that certain former officers and directors damaged Kindred and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities fraud and damaging the reputation of Kindred and the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in the Complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order vacating the order dismissing the suit. On September 17, 2003, Kindred filed a renewed motion to dismiss this action as to all defendants, including the Company. Plaintiffs have not yet responded to this motion. Kindred, on behalf of the Company, intends to continue to defend this action vigorously.

A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs’ civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs’ state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the Delaware bankruptcy proceedings of Vencor, Inc. (now Kindred) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys’ fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. Before any class of plaintiffs was certified, this action was dismissed in its entirety on February 4, 2002 because it was deemed to be an impermissible collateral attack on the Delaware Bankruptcy Court’s confirmation order. The plaintiffs thereafter filed an appeal of the District Court’s dismissal to the United States Court of Appeals for the Sixth Circuit. However, on plaintiffs’ motion, the appeal was stayed after the plaintiffs separately filed a motion with the Delaware Bankruptcy Court seeking, among other things, to have the Delaware Bankruptcy Court set aside portions of the releases of the Company contained in the Final Plan, as such releases might apply to the plaintiffs. On September 19, 2002, the Delaware Bankruptcy Court denied the plaintiffs’ motion. On February 28, 2003, the plaintiffs resumed their Sixth Circuit appeal by filing their initial brief with the Sixth

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Circuit. On April 1, 2003, Kindred, on behalf of the Company, filed defendants’ response brief. There were no material developments in this lawsuit during the quarter ended September 30, 2003. Kindred, on behalf of the Company, intends to continue to defend this action vigorously.

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

Other Litigation

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the quarter ended September 30, 2003.

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

No provision for liability, if any, resulting from the aforementioned litigation has been made in the Company’s Condensed Consolidated Financial Statements as of September 30, 2003.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator for Basic and Diluted Earnings Per Share:
Income before Discontinued Operations	$30,992	$16,335	$83,095	$30,318
Discontinued Operations	1,220	758	2,534	25,944

Net Income	$32,212	$17,093	$85,629	$56,262

Denominator:
Denominator for Basic Earnings Per Share—Weighted Average Shares	79,389	69,098	79,055	68,895
Effect of Dilutive Securities:
Stock Options	818	901	627	1,000
Time Vesting Restricted Stock Awards	51	48	29	83

Dilutive Potential Common Stock	869	949	656	1,083

Denominator for Diluted Earnings Per Share—Adjusted Weighted Average	80,258	70,047	79,711	69,978

Basic Earnings Per Share:
Income before Discontinued Operations	$0.39	$0.24	$1.05	$0.44
Discontinued Operations	0.02	0.01	0.03	0.38

Net Income	$0.41	$0.25	$1.08	$0.82

Diluted Earnings Per Share:
Income before Discontinued Operations	$0.38	$0.23	$1.04	$0.43
Discontinued Operations	0.02	0.01	0.03	0.37

Net Income	$0.40	$0.24	$1.07	$0.80

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – CONDENSED CONSOLIDATING INFORMATION

The Company and certain of its direct and indirect wholly owned subsidiaries (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of Ventas Realty and Ventas Capital Corporation (“Ventas Capital,” and together with Ventas Realty, the “Issuers”). The Company has other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Subsidiary Guarantors, and such Non-Guarantor Subsidiaries are not obligated with respect to the Senior Notes. Contractual and legal restrictions, including those contained in the agreements governing the Company’s collateralized mortgage-backed securities transaction (“CMBS Transaction”), may under certain circumstances restrict the Company’s ability to obtain cash from its Non-Guarantor Subsidiaries for the purpose of meeting its debt service obligations, including the Company’s guarantee of payment of principal and interest on the Senior Notes. Additionally, as of December 31, 2002, approximately $161.6 million of the net assets of Ventas Realty were mortgaged to secure the 2002 Credit Agreement.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the unaudited condensed consolidating information for the Company as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002:

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2003

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$13,675	$—	$613,227	$103,801		$730,703
Cash and cash equivalents	48	—	10,041	6		10,095
Restricted cash	1,527	—	1,461	5,042		8,030
Deferred financing costs, net	—	—	10,305	4,371		14,676
Notes receivable from employees	1,768	—	2,054	—		3,822
Equity in affiliates	22,102	1,323	—	—	$(23,425)	—
Other assets	315	—	6,116	643		7,074

Total assets	$39,435	$1,323	$643,204	$113,863	$(23,425)	$774,400

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$—	$458,588	$220,774		$679,362
Deferred revenue	103	—	13,287	2,919		16,309
Interest rate swap agreements	—	—	44,092	—		44,092
Accrued interest	—	—	13,621	334		13,955
Accounts payable, intercompany and other accrued liabilities	1,710	—	12,017	—		13,727
Other liabilities – disputed tax refunds and accumulated interest	266	—	—	—		266
Deferred income taxes	30,394	—	—	—		30,394

Total liabilities	32,473	—	541,605	224,027		798,105
Total stockholders’ equity (deficit)	6,962	1,323	101,599	(110,164)	(23,425)	(23,705)

Total liabilities and stockholders’ equity (deficit)	$39,435	$1,323	$643,204	$113,863	$(23,425)	$774,400

(a)	The Subsidiary Guarantors consist of Ventas LP Realty, LLC (“Ventas LLC”), Ventas Healthcare Properties, Inc. (“VHPI”) and Ventas TRS, LLC (“TRS”). VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non - Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$14,194	$—	$706,728	$107,880		$828,802
Cash and cash equivalents	48	—	2,406	1		2,455
Restricted cash	14,395	—	510	5,048		19,953
Deferred financing costs, net	—	—	12,311	5,393		17,704
Investment in Kindred Healthcare, Inc. common stock	—	—	16,713	—		16,713
Notes receivable from employees	1,716	—	2,423	—		4,139
Equity in affiliates	54,160	1,606	—	—	$(55,766)	—
Other assets	688	—	3,735	1,591		6,014

Total assets	$85,201	$1,606	$744,826	$119,913	$(55,766)	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$—	$485,038	$222,671		$707,709
United States Settlement	43,992	—	—	—		43,992
Securities settlement due	—	—	37,366	—		37,366
Deferred revenue	123	—	15,517	3,243		18,883
Interest rate swap agreements	—	—	47,672	—		47,672
Accrued dividend	16,596	—	—	—		16,596
Accrued interest	—	—	6,843	394		7,237
Accounts payable, intercompany and other accrued liabilities	7,451	—	17,951	—		25,402
Other liabilities – disputed tax refunds and accumulated interest	14,156	—	—	—		14,156
Deferred income taxes	30,394	—	—	—		30,394

Total liabilities	112,712	—	610,387	226,308		949,407
Total stockholders’ equity (deficit)	(27,511)	1,606	134,439	(106,395)	(55,766)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$85,201	$1,606	$744,826	$119,913	$(55,766)	$895,780

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended September 30, 2003

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non - Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Revenues:
Rental income	$555	$—	$41,610	$8,451		$50,616
Interest income from loan receivable	—	—	766	—		766
Equity earnings in affiliate(s)	31,734	270	—	—	$(32,004)	—
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	8,117	—		8,117
Interest and other income	139	—	137	4		280

Total revenues	32,428	270	50,630	8,455	(32,004)	59,779

Expenses:
General and administrative	35	—	2,577	524		3,136
Professional fees	4	—	342	70		416
Amortization of restricted stock grants	3	—	254	52		309
Depreciation	174	—	8,704	1,360		10,238
Interest	—	—	12,981	1,707		14,688

Total expenses	216	—	24,858	3,713		28,787

Income (loss) before discontinued operations	32,212	270	25,772	4,742	(32,004)	30,992
Discontinued operations	—	—	1,220	—		1,220

Net income (loss)	$32,212	$270	$26,992	$4,742	$(32,004)	$32,212

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended September 30, 2002

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non - Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Revenues:
Rental income	$495	$—	$36,785	$8,169		$45,449
Equity earnings in affiliate(s)	15,865	125	—	—	$(15,990)	—
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	1,192	—		1,192
Interest and other income	75	—	135	27		237

Total revenues	16,435	125	38,112	8,196	(15,990)	46,878

Expenses:
General and administrative	25	—	1,979	406		2,410
Professional fees	9	—	739	152		900
Amortization of restricted stock grants	3	—	292	59		354
Depreciation	174	—	8,286	1,363		9,823
Swap ineffectiveness	—	—	118	—		118
Interest	—	—	14,953	2,854		17,807
Interest on United States Settlement	1,331	—	—	—		1,331

Total expenses	1,542	—	26,367	4,834		32,743
Income (loss) before benefit for income taxes and discontinued operations	14,893	125	11,745	3,362	(15,990)	14,135
Benefit for income taxes	(2,200)	—	—	—		(2,200)

Income (loss) before discontinued operations	17,093	125	11,745	3,362	(15,990)	16,335
Discontinued operations	—	—	758	—		758

Net income (loss)	$17,093	$125	$12,503	$3,362	$(15,990)	$17,093

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine months ended September 30, 2003

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non - Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,557	$—	$119,016	$24,978		$145,551
Interest income from loan receivable	—	—	2,271	—		2,271
Equity earnings in affiliate(s)	69,248	569	—	—	$(69,817)	—
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	9,039	—		9,039
Interest and other income	249	—	1,064	12		1,325

Total revenues	71,054	569	131,390	24,990	(69,817)	158,186

Expenses:
General and administrative	97	—	7,708	1,551		9,356
Professional fees	19	—	1,547	312		1,878
Reversal of contingent liability	(20,164)	—	—	—		(20,164)
Amortization of restricted stock grants	9	—	750	151		910
Depreciation	521	—	26,063	4,079		30,663
Swap ineffectiveness	—	—	369	—		369
Interest	—	—	40,610	6,526		47,136
Interest on United States Settlement	4,943	—	—	—		4,943

Total expenses	(14,575)	—	77,047	12,619		75,091

Income (loss) before discontinued operations	85,629	569	54,343	12,371	(69,817)	83,095
Discontinued operations	—	—	2,534	—		2,534

Net income (loss)	$85,629	$569	$56,877	$12,371	$(69,817)	$85,629

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine months ended September 30, 2002

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,464	$—	$108,789	$24,144		$134,397
Equity earnings in affiliate(s)	57,228	479	—	—	$(57,707)	—
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	5,014	—		5,014
Interest and other income	211	—	668	73		952

Total revenues	58,903	479	114,471	24,217	(57,707)	140,363

Expenses:
General and administrative	76	—	5,998	1,248		7,322
Professional fees	25	—	1,967	409		2,401
Amortization of restricted stock grants	15	—	1,222	254		1,491
Depreciation	521	—	24,852	4,087		29,460
Swap ineffectiveness	—	—	298	—		298
Net loss on swap breakage	—	—	5,407	—		5,407
Loss on extinguishment of debt	—	—	6,919	—		6,919
Interest	—	—	45,859	8,884		54,743
Interest on United States Settlement	4,204	—	—	—		4,204

Total expenses	4,841	—	92,522	14,882		112,245

Income (loss) before benefit from income tax and discontinued operations	54,062	479	21,949	9,335	(57,707)	28,118
Benefit from income tax	(2,200)	—	—	—		(2,200)

Income (loss) before discontinued operations	56,262	479	21,949	9,335	(57,707)	30,318
Discontinued operations	—	—	25,944	—		25,944

Net income (loss)	$56,262	$479	$47,893	$9,335	$(57,707)	$56,262

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2003

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non - Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$83,307	$569	$75,749	$18,042	$(69,819)	$107,848

Net cash provided by (used in) investing activities	(52)	—	81,644	—		81,592

Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	—	—	(26,450)	—		(26,450)
Purchase of Senior Notes	—	—	(37,366)	—		(37,366)
Repayment of debt	—	—	—	(1,897)		(1,897)
Payment on United States Settlement	(46,647)	—	—	—		(46,647)
Payment of deferred financing costs	—	—	(40)	—		(40)
Proceeds from issuance of stock	10,847	—	—	—		10,847
Cash dividends to stockholders	(80,247)	—	—	—		(80,247)
Cash distributions from (to) affiliates	32,792	(569)	(85,902)	(16,140)	69,819	—

Net cash provided by (used in) financing activities	(83,255)	(569)	(149,758)	(18,037)	69,819	(181,800)

Increase (decrease) in cash and cash equivalents	—	—	7,635	5		7,640
Cash and cash equivalents at beginning of period	48	—	2,406	1		2,455

Cash and cash equivalents at end of period	$48	$—	$10,041	$6		$10,095

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2002

(In thousands)	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non - Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$56,385	$479	$80,276	$17,254	$(57,707)	$96,687

Net cash provided by (used in) investing activities	(1,158)	—	35,941	—		34,783

Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	—	—	(57,651)	—		(57,651)
Proceeds from Senior Notes Offering and Revolving Credit Facility	—	—	620,300	—		620,300
Repayment of debt	—	—	(16,261)	(1,726)		(17,987)
Repayment of debt through Refinancing	—	—	(607,106)	—		(607,106)
Payment on United States Settlement	(7,958)	—	—	—		(7,958)
Payment of deferred financing costs	—	—	(15,127)	—		(15,127)
Payment of swap breakage fee	—	—	(12,837)	—		(12,837)
Proceeds from issuance of stock	2,546	—	—	—		2,546
Cash dividends to stockholders	(50,125)	—	—	—		(50,125)
Cash distributions from (to) affiliates	(1,293)	(479)	(40,408)	(15,527)	57,707	—

Net cash provided by (used in) financing activities	(56,830)	(479)	(129,090)	(17,253)	57,707	(145,945)

Increase (decrease) in cash and cash equivalents	(1,603)	—	(12,873)	1		(14,475)
Cash and cash equivalents at beginning of period	1,651	—	16,945	—		18,596

Cash and cash equivalents at end of period	$48	$—	$4,072	$1		$4,121

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations .
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding Ventas, Inc.’s (“Ventas” or the “Company”) and its subsidiaries’ expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from the Company’s expectations. The Company does not undertake a duty to update such forward-looking statements.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements entered into by the Company and Kindred at the time of the Company’s spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of and the accounting for the Company’s interest rate swap agreement, (m) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (n) final determination of the Company’s taxable net income for the year ending December 31, 2003, (o) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, and (p) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of Kindred and the Company’s other operators to accurately estimate the magnitude of such liabilities. Many of such factors are beyond the control of the Company and its management.

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

Background Information

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 44 hospitals, 203 nursing facilities and nine other healthcare and senior housing facilities in 37 states as of September 30, 2003. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (hereinafter collectively, “Kindred”) lease 194 of the Company’s nursing facilities and all but one of the Company’s hospitals as of September 30, 2003. The Company also has investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of September 30, 2003, Ventas Finance owned 40 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

The Company’s business strategy is comprised of two primary objectives: diversifying its portfolio of properties and increasing its earnings. The Company intends to diversify its portfolio by operator, facility type and reimbursement source. The Company intends to invest in or acquire additional healthcare-related and/or senior housing properties, which could include hospitals, nursing centers, assisted or independent living facilities and ancillary healthcare facilities that are operated by qualified providers in their industries.

As of September 30, 2003, approximately 94.0% of the Company’s properties, based on the original cost of such properties, were operated by Kindred. Approximately 88.2% of the Company’s total revenue for the nine months ended September 30, 2003 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (as amended and, collectively with the Amended Master Leases, the “Master Leases”).

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

Medicare Reimbursement; Skilled Nursing Facilities

The Balanced Budget Act of 1997 established a prospective payment system for SNFs (the “SNF PPS”). The SNF PPS classifies patients into distinct payment groups based on a patients’ clinical characteristics. Under the SNF PPS, a SNF is reimbursed based upon the expected resource needs of its patients in each such payment category, rather than on a reasonable cost basis that reflects costs incurred.

On August 4, 2003, the Centers for Medicare and Medicaid Services (“CMS”) published the SNF payment rates for the 2004 federal fiscal year. Under this update, SNFs will receive a 3.0% increase in Medicare payments for the 2004 federal fiscal year (i.e., October 1, 2003 through September 30, 2004). According to CMS, this increase will result in approximately $400 million more in annual payments to SNFs. In addition, CMS will further adjust rates by an additional 3.26% to reflect the cumulative forecast error since the start of the SNF PPS on July 1,

1998. According to CMS, this forecast error adjustment will result in approximately $450 million more in annual payments to SNFs. Taken together, both rate increases will total approximately $850 million (a 6.4% increase). Finally, two temporary payment increases – a 20% temporary per diem add-on for certain payment categories and a 6.7% temporary payment increase for other categories – will continue through federal fiscal year 2004. These temporary payment add-ons will continue until CMS implements a refined case mix classification system to better account for medically complex patients.

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

Under the LTAC PPS, a provider may choose to receive interim payments by: (1) billing each patient at the earlier of the time of discharge or 60 days from the time of admission; or (2) electing a periodic interim payment methodology which estimates the total annual LTAC reimbursement by a hospital and converts that amount into bi-weekly payments. Updates to the LTAC payment rates are published annually for the LTAC rate year, which first coincided with the federal fiscal year. However, in a final rule published on June 6, 2003, CMS announced its change to the rate year for the LTAC PPS from the federal fiscal year to a rate year of July 1 through June 30, which began on July 1, 2003.

For LTACs utilizing the cost-based reimbursement system as of October 1, 2002, a 5-year phase-in period has been implemented to transition such LTACs from cost-based reimbursement to prospective payment under the LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time non-revocable election to transition fully to the LTAC PPS rate.

On July 31, 2003, Kindred filed with CMS to convert 59 of its 61 LTACs immediately to the full federal rates under the new payment system. Kindred has stated that it continues to review the extensive regulations associated with the new LTAC PPS. Based upon Kindred’s analysis to date, Kindred has stated that it believes that the new system should not have a material impact on its hospital operating results but may negatively impact operating cash flows in the short term. Kindred’s estimates are based upon current patient acuity and expense levels in Kindred’s LTACs. These facts, among others, are subject to significant change. As a result of these uncertainties, Kindred has stated that it cannot predict the ultimate impact of the new LTAC PPS on its hospital operating results and there can be no assurance that such regulations or operational changes resulting from these regulations will not have a material adverse effect on Kindred which, in turn, could have a Material Adverse Effect on the Company.

Medicaid Reimbursement

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of the Company’s SNFs. Moreover, rising Medicaid costs and decreasing state revenues caused by current economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of the Company’s SNFs.

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

Nursing Home Quality Initiative

In late 2002, the U.S. Department of Health and Human Services launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. If the operators of the Company’s SNFs are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators are adversely affected, the operators’ ability to make rental payments to the Company could be adversely affected, which, in turn, could have a Material Adverse Effect on the Company.

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

In the third quarter ended September 30, 2003, the Company recorded a $0.8 million impairment on one of its non-operating skilled nursing facilities. The Company has not recorded rent on this facility since August 2001.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As described further in “Note 7—Litigation” to the Condensed Consolidated Financial Statements, the Company is currently involved in certain legal proceedings and other matters that arose from the Company’s operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations. Kindred is presently defending the Company in these matters, however, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations. A change in Kindred’s ability or willingness to perform under these commitments could have a Material Adverse Effect on the Company.

The Company is also involved in other litigation as further described in “Note 7—Litigation” to the Condensed Consolidated Financial Statements. It is the opinion of management that, except as set forth in “Note 7—Litigation” to the Condensed Consolidated Financial Statements, the disposition of such matters will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions in incorrect, such matters could have a Material Adverse Effect on the Company.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair value for the Company’s derivatives are verified with a third party consultant which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts in the Condensed Consolidated Financial Statements of the Company are subject to significant estimates which may change in the future.

At September 30, 2003, the Company’s variable rate debt balance was approximately $313 million which was consistent with the Company’s internal variable rate debt projections made on December 31, 2002 when the Company recorded a $1.9 million non-cash swap ineffectiveness expense related to the nine month projected excess notional amount of the Company’s interest rate swap over its variable rate debt balances. The aggregate notional amount of the 2003-2008 Swap (as defined in “Quantitative and Qualitative Disclosures about Market Risk”) was $450 million on September 30, 2003. The excess of the notional amount of the 2003-2008 Swap over the Company’s variable rate debt balances is the Excess Notional Amount. Consistent with the Company’s intention to acquire healthcare related and senior housing real estate assets, the Company anticipates that its variable rate debt levels will increase in the future to equal or exceed the notional amount of the 2003-2008 Swap. As a result of the anticipated increased variable rate debt levels, the Company believes that interest expense will rise. If the Company does not increase its variable rate debt balances to equal or exceed the notional amount of the 2003-2008 Swap, then under certain circumstances the Company may record a noncash expense for swap ineffectiveness equal to the portion of the unrealized loss on the 2003-2008 Swap allocable to the excess notional amount of the 2003-2008 Swap or pay to reduce the notional amount of the 2003-2008 Swap to more closely match its variable rate debt balances. Currently the unrealized loss is reported in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet.

Income Taxes

For the nine months ended September 30, 2003, a provision for income tax was not recorded due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2003 taxable income and to continue to qualify as a REIT.

The Company’s estimation of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the Spin Agreements; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions which impact the estimate of the Company’s 2003 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

Rental income for the three months ended September 30, 2003 was $50.6 million, of which $48.6 million (96.1%) resulted from leases with Kindred. The rental income from Kindred includes $0.6 million related to the amortization of deferred revenue recorded as a result of (a) the Company’s receipt of common stock in Kindred (“Kindred Common Stock”) under Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”) on April 20, 2001 and (b) the receipt in 2001 of $4.5 million of additional future rent under the Master Leases. The rental income for the three months ended September 30, 2002 was $45.4 million, of which $44.9 million (98.8%) resulted from leases with Kindred. The $5.2 million increase in rental income reflects (a) the 3.5% increase in the rent paid under the Master Leases effective May 1, 2003, (b) the $8.6 million increase in annualized rent on certain Kindred facilities effective July 1, 2003 and (c) $1.5 million in rent earned under the master lease (the “THI Master Lease”) in the three months ended September 30, 2003 entered into by Ventas Realty and certain subsidiaries of Trans Healthcare, Inc. (“THI”) on November 4, 2002.

Interest income from the loan receivable was $0.8 million for the three months ended September 30, 2003. This amount relates to interest income received in connection with a mezzanine loan made by Ventas Realty to THI on November 4, 2002.

During the three months ended September 30, 2003, the Company disposed of its remaining 780,814 shares of Kindred Common Stock for an average net price of approximately $23 per share and recognized a gain of $8.1 million. The Company used the net proceeds of $17.6 million for the reduction of the Company’s outstanding indebtedness and for general corporate purposes. During the three months ended September 30, 2002, the Company disposed of 40,000 shares of Kindred Common Stock for an average net price of approximately $41 per share and recognized a gain of $1.2 million. The net proceeds of $1.6 million were used to reduce the Company’s outstanding indebtedness. As of September 30, 2003, the Company did not own any shares of Kindred common stock.

Expenses totaled $28.8 million for the three months ended September 30, 2003 and included $10.2 million of depreciation expense and $14.7 million of interest on debt financing. Expenses totaled $32.7 million for the three months ended September 30, 2002. The $3.9 million decrease resulted primarily from (a) a $3.1 million decrease in interest expense, (b) a $1.3 million decrease in the United States Settlement (defined below) interest and (c) offsetting increases in general and administrative expenses and professional fees of $0.2 million and depreciation expense of $0.4 million.

Interest expense excluding the interest on the settlement of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”) decreased $3.1 million to $14.7 million for the three months ended September 30, 2003 from $17.8 million for the three months ended September 30, 2002. Interest expense includes $1.0 million of amortized deferred financing costs for each of the three months ended September 30, 2003 and 2002. Interest expense included in discontinued operations was $0.9 million for the three months ended September 30, 2002. The decrease in interest expense was due primarily to (a) a $2.2 million decrease as a result of reduced debt balances, (b) a $1.0 million decrease from reduced interest rates, and (c) a $0.8 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the Company’s 1998 Swap (as defined below) which covered the period between July 1, 2003 and December 31, 2007 (See “Quantitative and Qualitative Disclosures about Market Risk”). Funds paid to reduce the principal balance were raised through cash flows from operations, asset sales, proceeds from the sale of Kindred Common Stock and an equity offering completed December 2002.

General, administrative and professional fee expenses totaled $3.6 million and $3.3 million for the three months ended September 30, 2003 and 2002, respectively. The increase in general and administrative costs is primarily attributable to costs associated with the Company’s initiative to develop, market and implement its strategic diversification program, to improve its overall asset management system, and to attract and retain appropriate personnel to achieve its business objectives. Professional fees decreased due to the Company’s staffing arrangements and related reduction in outsourcing needs.

After discontinued operations of $1.2 million or $0.02 per diluted share, net income for the three months ended September 30, 2003 was $32.2 million or $0.40 per diluted share. After discontinued operations of $0.8 million, or $0.01 per diluted share, net income for the three months ended September 30, 2002 was $17.1 million or $0.24 per diluted share. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2003 and 2002

Rental income for the nine months ended September 30, 2003 was $145.6 million, of which $139.6 million (95.9%) resulted from leases with Kindred. The rental income from Kindred includes $1.8 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of Kindred Common Stock under the Final Plan on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Master Leases. The rental income for the nine months ended September 30, 2002 was $134.4 million, of which $132.8 million (98.8%) resulted from leases with Kindred. The $11.2 million increase in rental income reflects (a) the 3.5% increase in the rent paid under the Master Leases effective May 1, 2003, (b) the $8.6 million increase on annualized rent on certain Kindred facilities effective July 1, 2003 and (c) $4.5 million in additional rent earned during the nine months ended September 30, 2003 under the THI Master Lease.

Interest income from the loan receivable was $2.3 million for the nine months ended September 30, 2003. This amount relates to interest income received in connection with a mezzanine loan made by Ventas Realty to THI on November 4, 2002.

Interest and other income totaled approximately $1.3 million for the nine months ended September 30, 2003 as compared to approximately $1.0 million for the nine months ended September 30, 2002. The increase is primarily attributable to the recovery of a previously written-off receivable by the Company, partially offset by a reduction in interest income resulting from reduced interest rates.

During the nine months ended September 30, 2003, the Company disposed of the remaining 920,814 shares of Kindred Common Stock for an average net price of $22 per share and recognized a gain of $9.0 million. The Company used the net proceeds of $20.2 million for the reduction the Company’s outstanding indebtedness and for general corporate purposes. During the nine months ended September 30, 2002, the Company disposed of 159,500 shares of Kindred Common Stock for an average net price of $43 per share and recognized a gain of $5.0 million. The net proceeds of $6.9 million were used to reduce the Company’s outstanding indebtedness. As of September 30, 2003, the Company did not own any shares of Kindred Common Stock.

Expenses totaled $75.1 million for the nine months ended September 30, 2003 and included $30.7 million of depreciation expense, $47.1 million of interest on debt financing and $4.9 million of interest on the United States Settlement. Expenses for this period included an offset of $20.2 million resulting from the reversal of a previously recorded contingent liability. Expenses totaled $112.2 million for the nine months ended September 30, 2002. Excluding the $20.2 million offset, expenses for the nine months ended September 30, 2003 decreased $17.0 million from the same period in 2002. The decrease resulted primarily from (a) a $7.6 million decrease in interest expense, (b) a $5.4 million expense recorded in the second quarter of 2002 related to the loss on a $350 million notional swap breakage, (c) a $6.9 million expense in the second quarter of 2002 related to the loss from the early extinguishment of debt, (d) a $0.7 million offsetting increase in the United States Settlement interest and (e) an offsetting net increase of $1.5 million in general and administrative expense and professional fees.

During the three months ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. See “Note 5—Recent Developments—Recent Developments Regarding Income Taxes” to the Condensed Consolidated Financial Statements.

Interest expense excluding the interest on the United States Settlement decreased $7.6 million to $47.1 million for the nine months ended September 30, 2003 from $54.7 million for the nine months ended September 30, 2002. Interest expense includes $3.1 million and $2.7 million of amortized deferred financing costs for the nine months ended September 30, 2003 and 2002, respectively. Interest expense included in discontinued operations was $1.5 and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in interest expense was due primarily to (a) a $6.8 million decrease as a result of reduced debt balances, (b) a $1.3 million decrease from reduced interest rates, and (c) a $0.8 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the Company’s 1998 Swap (as defined below) which covered the period between July 1, 2003 and December 31, 2007. Funds paid to reduce the principal balance were raised through cash flows from operations, asset sales, proceeds from the sale of Kindred Common Stock, and the issuance of nine million shares of the Company’s common stock in December 2002.

In connection with the refinancing of its indebtedness under its prior credit agreement, in the quarter ended June 30, 2002, the Company incurred a loss from extinguishment of debt of $6.9 million related to the write-off of unamortized deferred financing costs associated with its prior credit agreement.

On June 30, 2003, the Company incurred a $2.7 million expense relating to the early repayment of the United States Settlement that is reflected as the United States Settlement interest expense on the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2003. As required by GAAP, the United States Settlement has been, since inception, reported on the Company’s balance sheet at an amount that is less than the actual unpaid principal amount under the United States Settlement because the 6% interest rate payable was deemed “below market” at the time of the settlement. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount of the United States Settlement reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charges upon early repayment of the United States Settlement.

General, administrative and professional fee expenses totaled $11.2 million and $9.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to develop and market its strategic diversification program, to improve its overall asset management system, and to attract and retain appropriate personnel to achieve its business objectives.

After discontinued operations of $2.5 million, or $0.03 per diluted share, net income for the nine months ended September 30, 2003 was $85.6 million or $1.07 per diluted share. After discontinued operations of $25.9 million, or $0.37 per diluted share, net income for the nine months ended September 30, 2002 was $56.3 million or $0.80 per diluted share. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the net income and gain on sale of real estate for properties sold subsequent to December 31, 2001 is reflected in the Condensed Consolidated Statements of Income as Discontinued Operations for all periods presented. On June 30, 2003, the Company sold its 15 SNFs in Florida and its only SNF in Texas for a total of $59.7 million in gross cash proceeds. A loss of $5.3 million was recognized and included in Discontinued Operations. During the third quarter ended September 30, 2003, the Company sold a non-operating SNF and received a non-binding proposal to purchase another non-operating skilled nursing facility. As a result, the Company recognized a gain of $2.1 million on the sold facility and also recorded a $0.8 million impairment on the other facility. In the second quarter ended June 30, 2002, the Company sold a skilled nursing facility to an unrelated third party and recognized a gain of $1.1 million which was included as a component of Discontinued Operations. On June 20, 2002, the Company sold a 64 licensed bed hospital facility located in Arlington, Virginia to an unrelated third party and recognized a gain of $22.4 million which was also included as a component of Discontinued Operations. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

Funds from Operations

Funds from operations (“FFO”) for the three and nine months ended September 30, 2003 totaled $40.3 million and $120.5 million, respectively. FFO for the three and nine months ended September 30, 2002 totaled $27.5 million and $64.0 million respectively. FFO for the three and nine months ended September 30, 2003 and 2002 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$32,212	$17,093	$85,629	$56,262
Adjustments:
Depreciation on real estate assets	10,164	9,768	30,461	29,312

Other Items:
Discontinued Operations:
Real estate depreciation – discontinued	—	591	1,174	1,872
(Gain) loss on sale of real estate	(2,065)	—	3,189	(23,450)

FFO	$40,311	$27,452	$120,453	$63,996

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

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company’s principal sources of liquidity came from cash flow from operations, proceeds from the sale of real estate assets and the sale of Kindred Common Stock. See “Note 4—Dispositions” and “Note 5—Recent Developments—Recent Developments Regarding Kindred” and “—Recent Developments Regarding Liquidity—Repayment of the United States Settlement” to the Condensed Consolidated Financial Statements.

The Company intends to fund future investments through cash flow from operations, borrowings under the 2002 Credit Agreement, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of September 30, 2003, the Company had cash and cash equivalents of $10.1 million, restricted cash of $8.0 million (comprised of $5.0 million of deposits held in connection with its collateralized mortgage-backed securitization (“CMBS”) financing, escrows under the THI Master Lease and the Company’s portion of the amounts on deposit in the Tax Refund Escrow (as defined in “Note 5—Recent Developments—Recent Developments Regarding Income Taxes”)), outstanding borrowings of $33.3 million under the Revolving Credit Facility (as defined below), and unused availability under the Revolving Credit Facility of $242.2 million. Through the pledge of additional property as collateral to the lenders under the 2002 Credit Agreement and/or increased valuations of assets mortgaged, the Company, as of September 30, 2003, could have increased availability under its Revolving Credit Facility to $256.7 million.

Cash provided by operations totaled $107.8 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2002 cash provided by operations totaled $96.7 million. The increase from 2002 is primarily a result of the $13.0 million cash distribution from the Tax Refund Escrow, increased cash flows from rent, interest income on loans receivable and reduced interest expense on debt.

Cash flows provided by investing activities for the nine months ended September 30, 2003 totaled $81.6 million and includes $61.2 million in net proceeds from the sale of real estate and $20.2 million in proceeds from the sale of Kindred Common Stock. Net cash provided by investing activities for the nine months ended September 30, 2002 was $34.8 million and includes $28.6 million in proceeds from the sale of real estate and $7.0 million in proceeds from the sale of Kindred Common Stock.

Net cash used in financing activities for the nine months ended September 30, 2003 totaled $181.8 million and included net payments of $26.5 million under the Revolving Credit Facility, a $37.4 million payment in settlement of the repurchase of the Senior Notes on December 31, 2002, full repayment on the United States Settlement of $46.6 million and $80.2 million of cash dividend payments (consisting of the fourth quarter 2002 dividend, the first quarter 2003 dividend, the second quarter 2003 dividend and the third quarter 2003 dividend). Net cash used in financing activities for the nine months ended September 30, 2002 totaled $145.9 million and included $62.4 million net principal payment on the 2002 Credit Agreement, the Company’s prior credit agreement and the Company’s CMBS loan (“CMBS Loan”), $15.1 million in financing fees, $12.8 million in swap breakage costs, a $8.0 million payment on the United States Settlement and $50.1 million of cash dividend payments.

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. The Company may publicly offer these securities from time to time at prices and on terms to be determined at the time of relevant offerings. As of September 30, 2003, $651.0 million of these securities remained available for offering under the shelf registration statement. The Company believes that the shelf registration statement will assist in providing it with flexibility in raising debt and/or equity financing in order to implement its diversification strategy.

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company intends to pay dividends of $1.07 per share for 2003, but not less than 100% of the Company’s taxable income for 2003. The Company declared the first quarterly dividend for 2003 of $0.2675 per share on February 24, 2003, which was paid in cash on March 17, 2003 to stockholders of record on March 4, 2003. The Company declared the second quarterly dividend for 2003 of $0.2675 per share on May 16, 2003, which was paid in cash on June 24, 2003 to stockholders of record on June 2, 2003. The Company declared the third quarterly dividend for 2003 of $0.2675 per share on August 15, 2003, which was paid in cash on September 25, 2003 to stockholders of record on September 2, 2003. Although the Company currently intends to distribute 100% or more of its taxable income for 2003 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

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

Decrease of Applicable Percentage and Increase of Borrowing Base Under the 2002 Credit Agreement

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). The 2002 Credit Agreement is a $350 million credit facility consisting of a $60 million term loan and a $290 million revolving credit facility (the “Revolving Credit Facility”). See “Note 5—Recent Developments—Recent Developments Regarding Liquidity—Decrease of Applicable Percentage” and “—Increase of Borrowing Base Under the 2002 Credit Agreement” to the Condensed Consolidated Financial Statements.

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

The Company earns revenue by leasing its assets under leases that primarily are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. A portion of the Company’s debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of the Company’s assets and the variable nature of a portion of the Company’s debt obligations creates interest rate risk. If interest rates were to rise significantly, the Company’s lease revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, in 1998 the Company entered into an $800 million (later reduced to $425.0) million notional amount interest rate swap (the “1998 Swap”) which matured on June 30, 2003.

On September 28, 2001, the Company entered into a second interest rate swap agreement (the “2003-2008 Swap”) to hedge floating-rate debt for the period between July 1, 2003 and June 30, 2008, under which the Company pays a fixed rate at 5.385% and receives LIBOR from the highly rated counterparty of the agreement. The 2003-2008 Swap is treated as a cash flow hedge. There are no collateral requirements under this agreement. The notional amount of the 2003-2008 Swap is $450 million and is scheduled to decline as follows:

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

At September 30, 2003, the 2003-2008 Swap was reported at its fair value of $44.1 million in liabilities in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Buy and Sell Caps are reported at their fair value of approximately $0.4 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported in the Condensed Consolidated Statements of Income and net to zero for the nine months ended September 30, 2003.

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2003:

	2003-2008 Swap	Sell Cap	Buy Cap
Notional Amount	$450,000,000	$225,000,000	$225,000,000
Fair Value to the Company	(44,091,570)	(371,511)	371,511
Fair Value to the Company
Reflecting Change in Interest Rates
-100 BPS	(60,896,063)	(92,030)	92,030
+100 BPS	(28,004,127)	(979,780)	979,780

The carrying value of the Company’s variable rate debt approximates fair value. There is no cash flow impact from the fluctuation of interest rates since the Company currently hedges 100% of its variable rate debt. As of September 30, 2003, the carrying value of the fixed rate debt is $366.0 million and the fair value of the fixed rate debt is $399.1 million based on open market trading activity at a bid price of 109 provided by a third party.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s filings under the Securities and Exchange Act of 1934, as amended. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in “Note 7—Litigation” to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 5. OTHER INFORMATION

In August of 2002, Debra A. Cafaro, the Company’s Chairman of the Board, President and Chief Executive Officer, and T. Richard Riney, the Company’s Executive Vice President, General Counsel and Corporate Secretary, each entered into non-discretionary, written 10b5-1 sales plans relating to options held by them for estate and financial planning purposes. As of September 30, 2003, all shares purchased with these options covered by Ms. Cafaro’s sales plan have been sold. As of October 27, 2003, Ms. Cafaro owned 719,837 shares of the Company’s common stock (605,819 of which are vested) and is therefore in compliance with the Company’s minimum stock ownership guidelines for senior executives. As of October 27, 2003, Ms. Cafaro also owns 718,258 options (511,329 of which are vested). As of October 27, 2003, Mr. Riney’s sales plan provided for the future sale of up to 50,000 shares of the Company’s common stock, solely upon the exercise of options owned by Mr. Riney which have a weighted average exercise price of $6.75. Under Mr. Riney’s sales plan, the next sale is scheduled to occur on November 3, 2003, subject to certain restrictions and conditions contained in Mr. Riney’s sales plan. As of October 27, 2003, Mr. Riney owned an additional 269,047 shares of the Company’s common stock (231,584 of which are vested) and is therefore in compliance with the Company’s minimum stock ownership guidelines for senior executives. As of October 27 2003, Mr. Riney also owns 310,146 options (247,646 of which are vested).

On July 19, 2003, the Company’s Preferred Stock Purchase Rights issued pursuant the Rights Agreement, dated July 20, 1993, as amended (the “Rights Plan”), with National City Bank, as Rights Agent, expired in accordance with the terms of the Rights Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1.1	Second Amendment to Mezzanine Loan Agreement, dated as of September 30, 2003, by and between Ventas, Realty, Limited Partnership and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein.

10.1.2	Second Amendment to Guaranty, dated as of September 30, 2003, by and between Ventas Realty, Limited Partnership and Trans Healthcare of Ohio, Inc.

10.1.3	Second Amendment to Master Lease Agreement dated as of September 30, 2003, by and between Ventas Realty, Limited Partnership and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of Ventas, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of Ventas, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On July 2, 2003, the Company furnished a Current Report on Form 8-K announcing that, the Company had completed the previously announced sale of 16 skilled nursing facilities in Florida and Texas to its primary tenant, Kindred, which had been leasing those properties from the Company.

On July 2, 2003, the Company furnished a Current Report on Form 8-K announcing that it would issue its second quarter 2003 earnings on Wednesday evening, July 23, 2003.

On July 24, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, the Company’s results of operations and financial condition as of and for the quarter ended June 30, 2003.

On August 13, 2003, the Company furnished a Current Report on Form 8-K re-issuing in an updated format its historical financial statements and certain other financial information in connection with the adoption of SFAS No. 145.

On October 3, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that it will issue its third quarter 2003 earnings on Monday evening, October 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2003

VENTAS, INC.

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Senior Vice President and
Chief Financial Officer