Form 10-K
period 2003-12-31
VENTAS INC
filed 2004-02-27
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10989

VENTAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10350 Ormsby Park Place   Suite 300   Louisville, Kentucky 40223

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2003, was approximately $1.2 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of February 25, 2004, there were 81,554,635 shares of the Registrant’s common stock, $.25 par value (“Common Stock”), outstanding.

Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2004 to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements entered into by the Company and Kindred at the time of the Company’s spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy and the Company’s ability to identify, consummate and integrate diversifying acquisitions or investments, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of and the accounting for the Company’s interest rate swap agreement, (m) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (n) final determination of the Company’s taxable net income for the years ending December 31, 2003 and December 31, 2004, (o) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, and (p) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of Kindred and the Company’s other operators to accurately estimate the magnitude of such liabilities. Many of such factors are beyond the control of the Company and its management.

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

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc. (“Ventas” or the “Company”) is a healthcare real estate investment trust (“REIT”) incorporated in Delaware in 1985. The Company owns a geographically diverse portfolio of healthcare and senior housing facilities. As of December 31, 2003, this portfolio consisted of 42 hospitals, 194 nursing facilities and nine other healthcare and senior housing facilities in 37 states. The Company leases these facilities to healthcare operating companies under “triple-net” leases. As of December 31, 2003, Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) leased 186 of the Company’s nursing facilities and all but one of the Company’s hospitals. The Company also has investments relating to 25 healthcare and senior housing facilities located in Ohio and Maryland. The Company operates in one segment which consists of financing, owning and leasing healthcare-related and senior housing facilities. See the Consolidated Financial Statements and notes thereto, including “Note 2—Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K. As of February 25, 2004 after giving effect to the recently completed ElderTrust Transaction (as defined below) and the acquisition of seven Brookdale Facilities (as defined below), the Company’s portfolio consisted of 42 hospitals, 199 nursing facilities, 18 senior housing facilities and 11 other facilities in 38 states. See “—Recent Developments.” Unless otherwise stated, the information presented herein does not give effect to the ElderTrust Transaction or the acquisition of any Brookdale Facilities.

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

Portfolio of Properties

As of December 31, 2003, the Company conducted substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of December 31, 2003, Ventas Finance owned 39 of the Company’s skilled nursing facilities, the Company owned two hospitals and Ventas Realty owned all of the Company’s other properties and investments.

The following information provides an overview of the Company’s portfolio of healthcare properties and investments as of December 31, 2003:

	Year ended December 31, 2003
Portfolio by Type	# of Properties	# of Beds	Revenue (a)	Percent of 2003 Rental Revenue (a)	Investment	Percent of Investment	Investment Per Bed	Number of States (c)
	($’s in thousands)
Healthcare Property
Skilled Nursing Facilities	194	24,399	$124,628	65%	$756,131	69%	$31.0	30
Hospitals	42	3,629	65,493	34	324,601	30	89.4	19
Other Facilities	9	181	1,111	1	9,449	1	52.2	2

Total	245	28,209	$191,232	100%	$1,090,181	100%	$38.6	37

Other Real Estate Investments
Loan Receivable (b)	25	1,983	$3,036		$16,455

(a)	Includes (i) revenue of $2.3 million related to the amortization of deferred revenue recorded as a result of Ventas Realty’s receipt of common stock of Kindred (the “Kindred Common Stock”) and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rents under the Kindred Master Leases (defined below) and (ii) $0.2 million from subleases under the Kindred Master Leases.
(b)	Includes interest income from the Company’s mezzanine loan made to Trans Healthcare, Inc. (“THI”) on November 4, 2002 (the “THI Mezzanine Loan”). The THI Mezzanine Loan is secured by a pledge of ownership interests in the entities that own 17 skilled nursing facilities and one assisted living facility that also collateralize senior indebtedness not held by the Company, plus liens on four additional healthcare/senior housing properties, and interests in three additional assets. See “Note 6—Mergers and Acquisitions” to the Consolidated Financial Statements.
(c)	As of December 31, 2003, the Company had properties located in 37 states operated by five different operators.

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

Other Real Estate Investments

The Company’s THI Mezzanine Loan is secured by (1) equity pledges in entities that own and operate 17 skilled nursing facilities and one related assisted living facility located in Ohio and Maryland, (2) liens on four additional healthcare/senior living housing properties and (3) interests in three additional properties operated by the borrower. See “Note 6—Mergers and Acquisitions” to the Consolidated Financial Statements.

Geographic Diversification

The Company’s portfolio is broadly diversified by geographic location with rental and investment revenues from facilities with only one state comprising more than ten percent of the Company’s rental and investment revenues.

	For the year ended December 31, 2003 ($’s in thousands)
Portfolio State	Revenue(a)	Percentage
1. California	$23,268	12.2%
2. Massachusetts	17,196	9.0
3. Indiana	14,465	7.6
4. Florida	11,404	6.0
5. Kentucky	10,894	5.7
6. Ohio	10,824	5.7
7. North Carolina	10,127	5.3
8. Illinois	9,710	5.1
9. Texas	7,681	4.0
10. Wisconsin	7,280	3.8
Other (27 states)	68,383	35.6

	$191,232	100.0%

(a)	Includes (i) revenue of $2.7 million related to the amortization of deferred revenue recorded as a result of Ventas Realty’s receipt of Kindred common stock and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rents under the Kindred Master Leases (as defined below) and (ii) $0.2 million from subleases under the Kindred Master Leases.

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

	Revenue Percentage for the Year Ended December 31, 2003
Certificate of Need States	Skilled Nursing Facilities	Hospitals	Total
States with CON Requirement	71.2%	51.8%	64.3%
States without CON Requirement	28.8	48.2	35.7

	100.0%	100.0%	100.0%

Dependence on Kindred

For the years ended December 31, 2003 and 2002, Kindred accounted for approximately 95.8% and 98.3% of the Company’s rental revenues, respectively. The Company’s reliance on Kindred is a result of a transaction in 1998 in which the Company was separated into two publicly held corporations (the “1998 Spin Off”). A new corporation, subsequently named Vencor, Inc. (which has since been renamed Kindred Healthcare, Inc.), was formed to operate the hospital, nursing facility and ancillary services businesses, and the Company retained substantially all of the real property which it leased to Kindred.

Kindred Master Leases

As of December 31, 2003, the Company leases 41 of its hospitals and 186 of its nursing facilities to Kindred under five master lease agreements (the “Kindred Master Leases”). Four of the Kindred Master Leases are with Ventas Realty, and the fifth (the “Kindred CMBS Master Lease”), which relates to 39 skilled nursing facilities (the “CMBS Properties”), is with Ventas Finance.

Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Kindred Master Lease). Base Rent escalates on May 1 of each year at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Kindred Master Leases) if certain Kindred revenue parameters are met. Assuming such Kindred revenue parameters are met, Base Rent due under the Kindred Master Leases will be $193.6 million from May 1, 2004 to April 30, 2005. See “Note 3—Revenues from Properties” to the Consolidated Financial Statements.

There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. Properties are renewable only in bundles. All properties within a bundle have primary terms ranging from 10 to 15 years commencing May 1, 1998, plus renewal options totaling fifteen years.

The Company has a one time right to reset the rents under the Kindred Master Leases (the “Reset Right”), exercisable during a one-year period commencing July 19, 2006 by notice given on or after January 20, 2006 on a Kindred Master Lease by Kindred Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. The Reset Right under the Kindred CMBS Master Lease can only be exercised in conjunction with the exercise of the Reset Right under Master Lease No. 1. The Company cannot exercise the Reset Right under the Kindred CMBS Master Lease without the prior written consent of the CMBS Lender (defined below) if, as a result of such reset, the aggregate rent payable with respect to the CMBS Properties would decrease. The CMBS Properties secure a loan in the original principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc. (the “CMBS Lender”). See “Risk Factors—Risks Arising from the Company’s Business—The Company is dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with the Company could significantly harm the Company and its ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to continue to quality as a REIT.”

Recent Developments

Merger with ElderTrust

On February 5, 2004, the Company consummated a merger transaction in which the Company acquired all of the outstanding common shares of ElderTrust in an all cash transaction valued at $184 million (the “ElderTrust Transaction”).

The ElderTrust Transaction adds nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and one financial office building (the “ElderTrust Properties”) to the Company’s portfolio. The ElderTrust Properties are leased by the Company to various operators under leases providing for aggregated, annual cash base rent of approximately $16.2 million, subject to escalation as provided in the leases. The leases have remaining terms primarily ranging from 4 to 11 years. At the closing of the

ElderTrust Transaction, the Company also acquired all of the limited partnership units in ElderTrust Operating Limited Partnership (“ETOP”) directly from their owners at $12.50 per unit, excluding 31,455 Class C Units in ETOP (which will remain outstanding). ETOP owns directly or indirectly all of the ElderTrust Properties. See “Note 6—Mergers and Acquisitions” to the Consolidated Financial Statements.

The Company funded the $101 million equity portion of the purchase price with cash on ElderTrust’s balance sheet, a portion of the $85 million in proceeds from its December 2003 sale of ten facilities to Kindred and draws on the Company’s revolving credit facility (the “Revolving Credit Facility”) under its Second Amended and Restated Security and Guaranty Agreement, dated as of April 17, 2002 (the “2002 Credit Agreement”). The Company’s ownership of the ElderTrust Properties is subject to approximately $83 million of property level debt and other liabilities. At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash on hand, effectively reducing the purchase price.

Unless stated otherwise, the information presented herein does not give effect to the consummation of the ElderTrust Transaction.

Transaction with Brookdale

On January 29, 2004, the Company entered into 14 definitive purchase agreements (each, a “Brookdale Purchase Agreement”) with certain affiliates of Brookdale Living Communities, Inc. to purchase (each such purchase, a “Brookdale Acquisition”) a total of 14 independent living or assisted living facilities (each, a “Brookdale Facility”) for an aggregate purchase price of approximately $115 million.

The Company expects to fund the Brookdale Acquisitions by assuming an aggregate of approximately $41 million of non-recourse property level debt on certain of the Brookdale Facilities, with the balance to be paid from cash on hand and/or draws on the Revolving Credit Facility. The property level debt encumbers seven of the Brookdale Facilities.

As of February 26, 2004, the Company has completed the acquisition of seven Brookdale Facilities for an aggregate purchase price of $60.4 million, $8.8 million of which was funded by the assumption of non-recourse property level debt. The Company’s acquisition of the remaining seven Brookdale Facilities is expected to be completed shortly, subject to customary closing conditions. However, the consummation of each such Brookdale Acquisition is not conditioned upon the consummation of any other such Brookdale Acquisition and there can be no assurance which, if any, of such remaining Brookdale Acquisitions will be consummated or when they will be consummated.

Unless stated otherwise, the information presented herein does not give effect to the Company’s acquisition of the Brookdale Facilities.

Expiration of Rights Agreement

On July 19, 2003, the Company elected to permit its preferred stock purchase rights issued pursuant to the Rights Agreement, dated July 20, 1993, as amended, with National City Bank, as Rights Agent, to expire.

Competition

The Company competes for real property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of the Company’s competitors are significantly larger and have greater financial resources and lower cost of capital than the Company. The Company’s ability to continue to compete successfully for real property investments will be determined by numerous factors, including the ability of the Company to identify suitable acquisition or investment targets, the ability of the Company to negotiate acceptable terms for any such acquisition, the availability and cost of capital to the Company. See “Risk Factors—Risks Arising From the Company’s Business—The Company may encounter certain risks and financing constraints when implementing its business strategy to pursue investments in, and/or acquisitions or development of, healthcare-related and/or senior housing properties” and “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

The operators of the Company’s properties compete on a local and regional basis with other healthcare operators. The ability of the Company’s operators to compete successfully for patients at the Company’s facilities depends upon several factors, including the quality of care at the facility, the scope of services provided, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant effect on the Company’s operators to compete successfully for patients for the properties. See “Risk Factors—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on the Company’s tenants.”

Employees

As of December 31, 2003, the Company had 22 full-time employees and one part-time employee. The Company considers its relationship with its employees to be good.

Insurance

The Company maintains and/or requires in its leases that its tenants maintain liability and casualty insurance on its assets and operations. Under the Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at the related facilities. See “—Dependence on Kindred—Kindred Master Leases.” There can be no assurance that Kindred and the Company’s other tenants will maintain such insurance and any failure by Kindred or the Company’s other tenants to do so could have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company and on the Company’s ability to service its indebtedness and its obligations under the Company’s settlement agreement with the Department of Justice (the “United States Settlement”) and on the Company’s ability to make distributions to its stockholders as required to continue to qualify as a REIT (a “Material Adverse Effect”). The Company believes that Kindred and its other tenants are in substantial compliance with the insurance requirements contained in their respective leases with the Company.

The Company believes that the amount and coverage of its insurance protection through its tenants policies and its own policies is customary for similarly situated companies in its industry. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of insurance coverage.

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

The Company makes available, free of charge, through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Commission. In addition, the Company’s Guidelines on Governance, its charters for each of its Audit and Compliance, Nominating and Governance and Executive Compensation Committees and its Code of Ethics and Business Conduct are available on the Company’s website, and copies of the foregoing documents will be mailed to stockholders, free of charge, upon request to Corporate Secretary, Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, KY 40223.

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

In the last several years, in response to mounting Medicaid budget deficits, many states have begun to tighten CON controls, including the imposition of moratoriums on new nursing facilities and hospitals. Some states have also increased controls over licensing and change-of-ownership rules.

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

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect the operators of the Company’s properties.

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

The Balanced Budget Act of 1997 (“BBA”) also provides a number of additional anti-fraud and abuse provisions. The BBA contains civil monetary penalties for an operator’s violation of the Anti-kickback Laws and imposes an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. The BBA also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for operators convicted of a prior healthcare offense.

The operators of the Company’s properties also are subject to the Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law”. In the absence of an applicable exception, the Stark Law prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements. The Stark Law’s self-referral prohibition includes inpatient and outpatient hospital services. Many states have adopted or are considering legislative proposals similar to the federal referral prohibition, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid.

Federal government investigations and enforcement of healthcare laws has increased dramatically over the past several years and is expected to continue. The Health Insurance Portability and Accountability Act of 1996

(“HIPAA”) greatly expanded the definition of healthcare fraud and related offenses and broadened the scope to include private healthcare plans in addition to government payors. HIPAA also greatly increased funding for the Department of Justice, the Federal Bureau of Investigation and the Office of the Inspector General to audit, investigate and prosecute suspected healthcare fraud. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients and nurses and other employees.

The trend toward increased investigations and enforcement continued in 2003 with the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”) which targets, among other things, waste, fraud and abuse in payments for certain drugs and medical supplies. The legislation also strengthens Medicare’s efforts to recover money paid for services and supplies that should have been paid by a party other than Medicare. Regarding long-term care specifically, the legislation authorizes a new pilot program under which certain health care workers who directly assist nursing home residents or patients may be subject to criminal background checks. The pilot program will involve up to ten states and will be carried out over a three-year period beginning in 2004.

As state budget pressures continue, state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in the state Medicaid programs.

A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on the Company’s operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

Long-Term Acute Care Hospitals

Substantially all of the Company’s hospitals are operated as long-term acute care hospitals (“LTACs”), which are hospitals that have a Medicare average length of stay greater than 25 days. In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with the Company. See “—Healthcare Reform.”

Skilled Nursing Facilities

The operators of the Company’s skilled nursing facilities (“SNFs”) generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing facilities. A loss of licensure or certification could adversely affect a nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with the Company. See “—Healthcare Reform.”

Assisted Living Facilities

Assisted living facilities (“ALFs”) provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident’s physician and skilled nursing facilities. ALFs are subject to relatively few federal regulations. Instead, they are regulated mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of ALFs around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of ALFs. So far Congress has deferred the states regulation of ALFs. As a result of the increased federal scrutiny along with the rapid increase in the number of ALFs, some states have revised and strengthened their regulation of ALFs. More states are expected to do the same in the future.

Any significant expansion in the number or type of, or a violation of any of, these federal, state or local laws and regulations could have a material adverse effect on the Company’s operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the BBA, which contained extensive changes to the Medicare and Medicaid programs, including substantial reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and SNFs, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver. Accordingly, the Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable than before enactment of the BBA.

Several legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA. In November 1999, the Balanced Budget Refinement Act (“BBRA”) was enacted, followed the next year by the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act (“BIPA”) in December 2000. As more fully discussed below, the following temporary relief provided by the BBRA and BIPA continue to remain in effect: (a) 20% increase in SNF payments for certain high acuity patients; and (b) 6.7% increase in SNF payments for patients requiring rehabilitation services. Also discussed below, certain provisions of the BBRA and BIPA affecting payments to SNFs have expired as of October 1, 2002, including the following: (a) temporary 4% increase for all SNF payments; and (b) 16.66% increase in SNF payments for nursing services. For LTACs, the 15% cut to capital cost reimbursement pursuant to the BBA expired October 1, 2002 which increased payments to LTACs along with certain other relief provided by the BBRA and BIPA for LTACs, as more fully discussed below. Lastly, the BBRA and BIPA have included a moratorium on the SNF therapy caps provided by the BBA.

Since the BBA, both LTACs and SNFs have continued to receive annual payment increases for inflation. Also, BIPA significantly increased the allowable annual inflation adjustments for SNFs. In August 2003, the Center for Medicare & Medicaid Services (“CMS”) administratively corrected the market basket inflation adjustment it used in the implementation of the prospective payment system for SNFs as mandated by the BBA. All of these changes increased Medicare reimbursement to LTACs and SNFs. See—“Medicare Reimbursement; Long Term Acute Care Hospitals” and “Medicare Reimbursement; Skilled Nursing Facilities.”

Finally, in 2003, healthcare continued to receive significant legislative interest and public attention. On December 8, 2003, the President signed the Medicare Modernization Act, sometimes also referred to as the “Drug Bill.” Although the Act was primarily intended to create a prescription drug benefit for Medicare beneficiaries, it also includes sweeping changes to the entire Medicare program, some of which may impact reimbursement for LTACs, SNFs and pharmacy providers. As discussed more fully below, the Medicare Modernization Act, among other things, provides full annual inflation updates for SNFs and continues the moratorium on the therapy payment caps.

All of these changes significantly impacted Medicare reimbursement to LTACs and SNFs as further described below. See—“Medicare Reimbursement; Long-Term Acute Care Hospitals” and “Medicare Reimbursement; Skilled Nursing Facilities.” There can be no assurance that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on the liquidity, financial condition or results of operations of the Company’s operators and tenants which could have a material adverse effect on their ability to make rental payments to the Company which, in turn, could have a Material Adverse Effect on the Company.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The BBA reduced the amount of reimbursement to LTACs for incentive payments established pursuant to the Tax Equity and Fiscal Responsibility Act of 1982, for capital expenditures and bad debts, and for services to certain patients transferred from an acute care hospital. In addition, the BBA for the first time imposed a national ceiling limitation or “national cap” on payments that may be made in each category of hospitals exempt from a prospective payment system. LTACs previously constituted one such category.

On October 1, 2002, the provision of the BBA that reduced reimbursement for capital costs by 15% expired. Also, BIPA restored some of the cuts to TEFRA incentives and bad debts.

The BBA also mandated the creation of a prospective payment system for LTACs (“LTAC PPS”), which became effective on October 1, 2002 for LTAC cost report periods commencing on or after October 1, 2002.

Pursuant to the BBA and the Medicare provisions of BBRA and BIPA, LTACs are transitioning to LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs.

Once fully transitioned to LTAC PPS, LTACs will no longer be reimbursed on a reasonable cost basis that reflects costs incurred, but rather on a predetermined rate. Under LTAC PPS, payment for a Medicare beneficiary is made at a predetermined, per discharge amount for each of 510 patient categories, adjusted for differences in area wage levels. LTAC PPS includes payment for all inpatient operating and capital costs of furnishing covered services (including routine and ancillary services), but not certain pass through costs, which include bad debts, direct medical education, and blood clotting factors. Unlike the prospective payment system for inpatient acute care hospitals, LTAC PPS makes no adjustments for geographic reclassification, disproportionate share of low-income patients, rural location, or indirect medical education. LTAC PPS also includes payment adjustments for short-stay cases, certain transfers and re-admissions, and high cost outlier cases.

Under the LTAC PPS, a provider may choose to receive interim payments by: (1) billing for each patient at the earlier of the time of discharge or 60 days from the time of admission; or (2) electing a periodic interim payment methodology which estimates the total annual LTAC reimbursement by a hospital and converts that amount into bi-weekly payments.

For LTACs that have filed cost reports before October 1, 2002, a 5-year phase-in period has been implemented to gradually transition such LTACs from cost-based reimbursement to 100 percent federal prospective payment under LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time, non-revocable election to transition fully to LTAC PPS rate. According to CMS, LTAC PPS is required by law to be “budget neutral,” which means that total payments under LTAC PPS must equal the amount that would have been paid if the system had not been implemented. As such, budget neutrality adjustments will continue to reduce total Medicare payments made under the system until all facilities have been fully phased-in to the system.

Updates to the LTAC payment rates are published annually for the LTAC rate year, which first coincided with the federal fiscal year. However, in a final rule published on June 6, 2003, CMS announced its change to the rate year for the LTAC PPS from the federal fiscal year to a rate year of July 1 through June 30, which began on July 1, 2003. However, annual updates to the payment classification system and its relative weighting system will continue to coincide with the federal fiscal year as with the prospective payment system for short-term hospitals (DRGs).

On January 26, 2004, CMS issued a proposed rule that would increase the Medicare payment rates for long-term care hospitals by 2.9 percent starting July 1, 2004 and reduced the negative budget neutrality adjustment, both of which result in an increase in LTAC rates. The proposed rule also expanded the existing interrupted stay policy to include a discharge and readmission to the long-term care hospital within three days, regardless of where the patient goes upon discharge. The proposed rule would modify the current episode of care requirements and would treat a readmission as one episode. CMS is also proposing that a satellite or remote location of a long-term care hospital will be able to qualify as a separate certified long-term care hospital. Comments on this rule will be accepted until March 23, 2004 and a final rule is expected to be published by mid-2004.

Kindred filed with CMS to convert 59 of its 61 LTACs immediately to the full federal rates under the new payment system. Kindred has stated that it continues to review the extensive regulations associated with the new LTAC PPS. Based upon Kindred’s analysis to date, Kindred has stated that it believes that the new system should not have a material impact on its hospital operating results but may negatively impact operating cash flows in the short term. Kindred’s estimates are based upon current patient acuity and expense levels in Kindred’s LTACs. These facts, among others, are subject to significant change. As a result of these uncertainties, Kindred has stated that it cannot predict the ultimate impact of the new LTAC PPS on its hospital operating results and there can be no assurance that such regulations or operational changes resulting from these regulations will not have a material adverse effect on Kindred which, in turn, could have a Material Adverse Effect on the Company. Further, there can be no assurance that future updates to the system by CMS will not materially adversely impact the Company’s LTAC operators and in turn could have a Material Adverse Effect on the Company.

Medicare Reimbursement; Skilled Nursing Facilities

The BBA established a prospective payment system for skilled nursing facilities (“SNF PPS”). Under the SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational therapy, speech therapy and certain covered drugs.

Under the SNF PPS, per diem payments are made to nursing home facilities for each resident. Upon the expiration of the three-year transition period, these per diem payments were fully transitioned into the federal SNF PPS rates. During the transition period, payments were based on a blended rate that used both a facility-specific rate and the federal rate. As a result of SNF PPS, Medicare payments to SNFs dropped by 12.5% in 1999. Although there has been some payment relief (as described below), certain of the payment relief provisions have expired and there can be no assurance that the current reimbursement levels under the SNF PPS will continue or be sufficient to permit the Company’s operators to satisfy their obligations, including payment of rent under their leases with the Company.

In response to widespread healthcare industry concern about the effects of the BBA, the federal government enacted the BBRA on November 29, 1999. The BBRA did not enact any fundamental changes in the Medicare system, but rather reversed or delayed some of the reductions in Medicare payment increases mandated by the

BBA. It was estimated that in the four to five fiscal years after its enactment, the BBRA would return to healthcare providers approximately $16 billion of the $115 billion the BBA was expected to cut from increases to the Medicare program. The BBRA modified SNF PPS payment rates in several important ways. First, BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 until such time as case-mix refinements are implemented by CMS. Second, BBRA temporarily increased the per diem rates for all patient categories by 4% from October 1, 2000 through September 30, 2002. Finally, outpatient rehabilitation therapy providers received a 2-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium has been extended until December 31, 2005 as further discussed below.

Passed in December 2000, BIPA provided a certain degree of relief from the projected impact of the BBA. Specifically, BIPA modified the impact of the BBA on SNF PPS payment rates, as implemented by the final BBRA rule, in several important ways. First, BIPA revised the annual market basket update factor upward from “market basket—1%” to (a) “market basket” in federal fiscal year 2001, and (b) “market basket—0.5%” in federal fiscal years 2002 and 2003. Second, BIPA temporarily increased the nursing component of the federal SNF PPS rate by 16.66%, from April 1, 2001 through September 30, 2002. Third, BIPA increased the per diem reimbursement rates for the rehabilitation-related patient categories by 6.7%, from April 1, 2001 until such time as case-mix refinements are implemented pursuant to the BBRA. Finally, BIPA and the BBRA extended the moratorium on the annual therapy cap until September 1, 2003. However, a new moratorium became effective December 8, 2003 pursuant to the Medicare Modernization Act of 2003 as further discussed below.

On April 23, 2002, HHS indicated that CMS will not implement the case-mix refinements contemplated by the BBRA until CMS has more time to study more appropriate patient classification system adjustments. As a result, the 20% increase in the per diem rates for high acuity patients pursuant to the BBRA, and the 6.7% increase in the per diem payment rates for rehabilitation-related patients pursuant to BIPA, continue to remain in effect. CMS has estimated that nursing homes receive an estimated $1 billion per year from these temporary add-on payments. However, there can be no assurance how long these temporary payments will continue to be made or whether the refinements to the case-mix classification system that will take the place of these temporary payments, when made, will adequately continue the favorable effect of these payments.

On September 30, 2002, the 4% increase in the payment rates for all patient categories pursuant to the BBRA and the 16.66% increase in the nursing component of the rates pursuant to BIPA, expired. According to CMS, this decreased payments to nursing homes by $1.4 billion for the 2003 federal fiscal year which ended September 30, 2003.

In August 2003, CMS administratively corrected the market basket inflation adjustment it used in the implementation of the prospective payment system for SNFs as mandated by the BBA. A one-time 3.26% increase to the market basket inflation adjustment was made for all SNF PPS payment rates beginning on October 1, 2003. According to CMS, this increased payments to nursing homes by approximately $450 million for the 2004 federal fiscal year ending on September 30, 2004.

In addition, in December 2003, the Medicare Modernization Act provided that no reductions should be made to the market basket increases for the SNF PPS rates; therefore 2004 funding was increased by the full market basket of 3% which CMS estimates will increase payments to nursing homes by approximately $400 million for the 2004 federal fiscal year commencing October 1, 2003 and ending on September 30, 2004. The Medicare Modernization Act also included a 128% increase in the SNF PPS per diem payments for residents with AIDS.

During 2003, the moratorium on application of financial limitations on therapy services went into effect. For Part B nursing facility residents, a $1500 limit was placed on the reimbursement level for physical therapy/speech language pathology services combined and a separate $1500 limit for occupational therapy. As a result of administrative delays, this limitation was only effective from September 1, 2003 through December 8, 2003, the effective date of the Medicare Modernization Act, which included a two-year moratorium on the application of therapy caps until December 31, 2005.

Lastly, the Medicare Modernization Act establishes new mechanisms that will base Medicare payments for drugs and medical supplies on market prices rather than on antiquated and inflated list prices. This could significantly impact some pharmacy suppliers and retailers. However, it is not likely to impact suppliers of pharmacy services to nursing homes which are reimbursed for drugs and supplies under the SNF PPS and not separately under market pricing.

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

On March 25, 1999, legislation was passed that prevents nursing facility operators that decide to withdraw from the Medicaid program from evicting or transferring patients who are residents as of the effective date of withdrawal, and who rely on Medicaid to cover their long-term care expenses. In addition, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to hospitals and nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for these providers.

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

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to SNF providers. It is premature to assess whether significant Medicaid rate freezes or cuts will be adopted, and if so, by how many states or the impact of such action on the Company’s operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on the Company’s operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to the Company.

On May 28, 2003, the federal Jobs and Growth Tax Relief Reconciliation Act (“Tax Relief Act”) was enacted, which included a $10 billion increase in Medicaid federal funding through federal fiscal year 2004. In addition, the Tax Relief Act provides an additional $10 billion in state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls. These temporary federal funding provisions were intended to mitigate state Medicaid funding reductions through mid-calendar year 2004.

Nursing Home Quality Initiative

In 2002 HHS launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. Since 2002, investigative and enforcement activities regarding nursing home quality compliance has intensified both on the federal and state administrative levels.

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

Environmental Regulation

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property from which there is or has been a release or threatened release of a hazardous or toxic substance or petroleum into the environment or an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at a disposal site may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such laws and regulations often impose liability whether or not the owner, operator or otherwise responsible party knew of, or caused the presence of the hazardous or toxic substance or petroleum. The costs of any required investigation or cleanup of these substances could be substantial, and the liability of a responsible party as to any property is generally not limited under such laws and regulations and could exceed the property’s value and the aggregate assets of the liable party. The presence of these substances or failure to address such substances properly also may adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. In connection with the ownership and leasing of the Company’s properties, the Company could be liable for these costs as well as certain other costs, including governmental fines and injuries to person or properties or natural resources. In addition, owners and operators of real property are liable for the costs of complying with environmental, health, and safety laws, ordinances and regulations and can be subjected to penalties for failure to comply. Such ongoing compliance costs and penalties for non-compliance can be substantial. Changes to existing or the adoption of new environmental, health, and safety laws, ordinances, and regulations could substantially increase an owner’s or operator’s environmental, health, and safety compliance costs and/or associated liabilities. Environmental, health, and safety laws, ordinances, and regulations potentially affecting the Company address a wide variety of topics, including, but not limited to, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. The Company is generally indemnified by the current operators of its properties for contamination caused by such operators. Under the Kindred Master Leases, Kindred has agreed to indemnify the Company against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the commencement date of the lease term for the applicable leased property. Kindred also has agreed to indemnify the Company against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate, on or after the commencement date of the lease term for the applicable leased property (including as a result of migration from adjacent properties not owned or operated by the Company or any of its affiliates other than Kindred and its direct affiliates). There can be no assurance that Kindred or another operator will have the financial capability or the willingness to satisfy any such environmental claims. See “Risk Factors—Risks Arising from the Company’s Business—The Company is dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with the Company could significantly harm the Company and its ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to continue to qualify as a REIT.” If Kindred or another operator is unable or unwilling to satisfy such claims, the Company may be required to satisfy the claims. The Company has agreed to indemnify Kindred and certain of its other operators against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the lease term for the applicable leased property.

See “Risk Factors—If any of the Company’s properties are found to be contaminated, or if the Company becomes involved in any environmental disputes, the Company could incur substantial liabilities and costs.”

The Company did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances, and regulations in 2003 and does not expect that it will have to make any such material capital expenditures during 2004.

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

Federal Income Taxation of the Company

The Company elected REIT status beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for federal income tax purposes. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on net income that it currently distributes to stockholders. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation.

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

The Company may also be subject to “Built-in Gains Tax” on any appreciated asset that it owns or acquires that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate level tax). The Company owns appreciated assets that it held on January 1, 1999, the effective date of its REIT election. These assets are subject to the Built-in Gains Tax rules because the Company was a taxable C corporation prior to January 1, 1999. If the Company disposes of any of these assets and the Company recognizes gain on the disposition of such asset during the 10-year period following January 1, 1999, then, the Company generally will be subject to regular corporate income tax on the gain equal to the lower of (a) the recognized gain at the time of the disposition or (b) the built-in gain in that asset as of January 1, 1999. The total amount of gain on which the Company can be taxed under the Built-in Gains Tax rules is limited to its net built-in gain at the time it became a REIT, i.e., the excess of the aggregate fair market value of its assets at the time it became a REIT over the adjusted tax bases of those assets at that time. In connection with the sale of any assets, all or a portion of such gain could be treated as ordinary income instead of capital gain and be subject to taxation and/or the minimum REIT distribution requirements.

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

Gross Income Tests

To continue to qualify as a REIT, the Company must satisfy two annual gross income requirements. First, at least 75% of the Company’s gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including pledges of equity interest in certain entities holding real property and also including “rents from real property” (defined below)) and, in certain circumstances, interest on certain types of temporary investment income. Second, at least 95% of the Company’s gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing. To qualify as rents from real property for the purpose of satisfying the gross income tests, rental payments must generally be received from unrelated persons and not be based on the net income of the tenant. Also, the rent attributable to personal property must not exceed 15% of the total rent. Further, the Company generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an “independent contractor” who is adequately compensated and from whom the Company derives no income (a de minimis exception is allowed for noncustomary services provided by the Company if the annual value of does not exceed 1% of the gross income derived from the property).

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

Related Party Tenant

The Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company’s rental revenues. Under Kindred’s plan of reorganization (the “Kindred Reorganization Plan”), Ventas Realty received 1,498,500 shares of Kindred Common Stock on April 20, 2001, the date the Kindred Reorganization Plan became effective (the “Kindred Effective Date”). Under the Code, if the Company owns 10% or more of any class of Kindred’s issued and outstanding voting securities or 10% or more of the value of any class of Kindred’s issued and outstanding securities (previously defined as the “10% securities test”), Kindred would be a Related Party Tenant. As a Related Party Tenant, the Company’s rental revenue from Kindred would not qualify as “rents from real property” and the Company would lose its REIT status because it likely would not be able to satisfy either the 75% or the 95% gross income test. The Company’s loss of REIT status would have a Material Adverse Effect on the Company.

Since the Kindred Effective Date, Ventas Realty has disposed of all shares of its Kindred Common Stock. Based upon applicable tax authorities and decisions and advice from the IRS, the Company believes that for purposes of the 10% securities test, its ownership percentage in Kindred has been less than 9.99%.

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

Taxable REIT Subsidiaries

The Company is permitted to own up to 100% of a “taxable REIT subsidiary” or a “TRS.” Tax legislation implemented TRS Rules to allow REITs to have greater flexibility in engaging in activities, which previously had been prohibited by REIT rules. TRSs are corporations subject to tax as a regular “C” corporation. Generally, a taxable REIT subsidiary can own assets that cannot be owned by a REIT and can perform otherwise impermissible tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) which would otherwise disqualify the REIT’s rental income under the REIT income tests. In enacting the taxable REIT subsidiary rules, Congress intended that the arrangements between a REIT and its taxable REIT subsidiaries be structured to ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. As a result, there are certain limits on the ability of a taxable REIT subsidiary to deduct interest payments made to the Company. In addition, the Company will be obligated to pay a 100% penalty tax on some payments that it receives or on certain expenses deducted by the taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s tenants and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties.

On March 26, 2002, the Company formed a taxable REIT subsidiary, Ventas Capital Corporation, a Delaware corporation. On November 8, 2002, the Company formed another taxable REIT subsidiary, Ventas TRS, LLC, a Delaware limited liability company. Both companies are owned 100% by Ventas Realty, Limited Partnership. As of December 31, 2003, neither Ventas Capital Corporation nor Ventas TRS, LLC owned any assets of the Company.

Annual Distribution Requirements

In order to be taxed as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (i) the sum of (A) 90% of the Company’s “REIT taxable income” (computed without regard to the dividends paid deduction and its net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 90%, but less than 100%, of its “REIT taxable income,” as adjusted, it will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. If any taxes are paid in connection with the Built-in Gains Tax rules, these taxes will be deductible in computing REIT taxable income. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year (other than long-term capital gain the Company elects to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

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

As long as the Company qualifies as a REIT, distributions made to the Company’s taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by such U.S. Stockholders as ordinary income and will not be eligible for the capital gains tax rate (i.e., qualified dividends rate) generally available to individuals or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a capital gain (to the extent such distributions do not exceed the Company’s actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. The tax rates applicable to such capital gains are discussed below. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder’s shares, such distributions will be included in income as capital gains assuming the shares are capital assets in the hands of the stockholder. The tax rate applicable to such capital gain will depend on the stockholder’s holding period for the shares. In addition, any distribution declared by the Company in October, November or December of any year and payable to a stockholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the distribution is actually paid by the Company during January of the following calendar year.

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

Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company. Instead, such losses would be carried over by the Company for potential offset against its future income (subject to certain limitations). Taxable distributions from the Company and gain from the disposition of the Company’s common stock will not be treated as passive activity income and, therefore, stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from the Company generally will be treated as investment income for purposes of the investment interest limitations. Capital gains from the disposition of the shares (or distributions treated as such) will be treated as investment income only if the stockholder so elects, in which case such capital gains will be taxed at ordinary income rates. The Company will notify stockholders after the close of the Company’s taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain.

In general, any gain or loss realized upon a taxable disposition of the Company’s common stock by a stockholder who is not a dealer in securities will be treated as capital gain or loss. Lower marginal tax rates for individuals may apply in the case of capital gains, depending on the holding period of the shares that are sold. However, any loss upon a sale or exchange of shares by a stockholder who has held such shares for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such stockholder as long-term capital gain. All or a portion of any loss realized upon a taxable disposition of shares may be disallowed if other shares are purchased within 30 days before or after the disposition.

For non-corporate taxpayers, the tax rate differential between capital gain and ordinary income may be significant. The highest marginal individual income tax rate applicable to ordinary income is currently 35.0%. Any capital gain generally will be taxed to a non-corporate taxpayer at a maximum rate of 15% with respect to capital assets held for more than one year. The tax rates applicable to ordinary income apply to gain attributable to the sale or exchange of capital assets held for one year or less. In the case of capital gain attributable to the sale or exchange of certain real property held for more than one year, an amount of such gain equal to the amount of all prior depreciation deductions not otherwise required to be taxed as ordinary depreciation recapture income will be taxed at a maximum rate of 25%. With respect to distributions designated by a REIT as capital gain dividends (including deemed distributions of retained capital gains), the REIT also may designate (subject to certain limits) whether the dividend is taxable to non-corporate stockholders as a 15% rate gain distribution or an unrecaptured depreciation distribution taxed at a 25% rate.

The characterization of income as capital or ordinary may affect the deductibility of capital losses. Capital losses not offset by capital gains generally may be deducted against a non-corporate taxpayer’s ordinary income only up to a maximum annual amount of $3,000. Non-corporate taxpayers may carry forward their unused capital losses. All net capital gain of a corporate taxpayer is subject to tax at ordinary corporate rates. A corporate taxpayer can deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.

Treatment of Tax-Exempt Stockholders

Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income (UBTI). While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by the Company to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the Company’s common stock with debt, a portion of its income from the Company will constitute UBTI pursuant to the “debt-financed property” rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally will require them to characterize distributions from the Company as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10% of the Company’s stock is required to treat a percentage of the dividends from the Company as UBTI (the “UBTI Percentage”). The UBTI Percentage is the gross income, less related direct expenses, derived by the Company from an unrelated trade or business (determined as if the Company were a pension trust) divided by the gross income, less related direct expenses, of the Company for the year in which the dividends are paid. The UBTI rule applies to a pension trust holding more than 10% of the Company’s stock only if (i) the UBTI Percentage is at least 5%, (ii) the Company qualifies as a REIT by reason of the modification of the 5/50 Rule that allows the beneficiaries of the pension trust to be treated as holding shares of the Company in proportion to their actuarial interests in the pension trust and (iii) either (A) one pension trust owns more than 25% of the value of the Company’s stock or (B) a group of pension trusts individually holding more than 10% of the value of the Company’s stock collectively own more than 50% of the value of the Company’s stock.

Special Tax Considerations for Non-U.S. Stockholders

The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders (collectively, “Non-U.S. Stockholders”) are complex, and no attempt will be made herein to provide more than a summary of such rules. Non-U.S. stockholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to their ownership of the Company’s common stock, including any reporting requirements.

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

The Company expects to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (a) a lower treaty rate applies and the required form evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (b) the Non-U.S. Stockholder files an IRS Form W-8 ECI or a successor form with us or the appropriate withholding agent claiming that the distributions are effectively connected with the Non-U.S. Stockholder’s conduct of a U.S. trade or business.

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

For so long as the Company’s common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to United States federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain will be subject to a 30% tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of the Company’s common stock (as outstanding from time to time) or owned shares of another class of stock of the Company that represented value greater than 5% of the Company’s common stock (measured at the time such shares were acquired).

In general, the sale or other taxable disposition of the Company’s common stock by a Five Percent Non-U.S. Stockholder (as defined below) also will not be subject to United States federal income tax if the Company is a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the relevant testing date, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders (taking into account those persons required to include the Company’s dividends in income for United States federal income tax purposes). Although the Company believes that it currently qualifies as a “domestically controlled REIT,” because the Company’s common stock is publicly traded, no assurance can be given that the Company will qualify as a domestically controlled REIT at any time in the future. If the Company does not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder will be taxable in the same manner as a U.S. Stockholder with respect to gain on the sale of the Company’s common stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

Information Reporting Requirements and Backup Withholding Tax

The Company will report to its U.S. Stockholders and to the IRS the amount of distributions paid during each calendar year and distributions required to be treated as so paid during a calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the applicable rate (currently 28%) with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. In addition, the Company may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status to the Company.

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

Backup withholding tax and information reporting generally will not apply to distributions paid to Non-U.S. Stockholders outside the United States that are treated as (i) dividends subject to the 30% (or lower treaty rate) withholding tax discussed above, (ii) capital gain dividends or (iii) distributions attributable to gain from the sale or exchange by the Company of U.S. real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of the Company’s common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of the Company’s common stock by a foreign office of a broker that (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or (iii) is a “controlled foreign corporation” for United States tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a United States office of a broker of the proceeds of a sale of the Company’s common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A Non-U.S. Stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

Other Tax Considerations

The Company and its stockholders may be subject to state and local tax in states and localities in which they do business or own property. The tax treatment of the Company and the stockholders in such jurisdictions may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisors regarding the effect of state and local tax laws on their ownership of shares of the Company’s common stock.

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

The Company is dependent on Kindred in a number of ways:

•	The Company leases substantially all of its properties to Kindred under the Kindred Master Leases, and therefore:

•	Kindred is the primary source of the Company’s real estate income, accounting for approximately 94.3% of the Company’s total real estate revenues in 2003; and

•	since the Kindred Master Leases are triple-net leases, the Company depends on Kindred to pay for insurance, taxes, utilities and maintenance and repair expenses required in connection with the leased properties.

•	In connection with the 1998 Spin Off, Kindred assumed, and agreed to indemnify the Company for, the following:

•	all obligations under third-party leases and third-party contracts, except for those contracts relating to the Company’s ownership of its properties;

•	all losses, including costs and expenses, resulting from future claims and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the spin off; and

•	any claims that were pending at the time of the 1998 Spin Off and that arose out of the ownership or operation of the healthcare operations or were asserted after the 1998 Spin Off and that arise out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off.

•	The failure of Kindred to make three consecutive payments of rent under any of the Kindred Master Leases constitutes an “event of default” under the 2002 Credit Agreement.

There can be no assurance that Kindred will have sufficient assets, income and access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with the Company. In addition, any failure by Kindred to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Any inability or unwillingness on the part of Kindred to satisfy its obligations under its agreements with the Company could have a Material Adverse Effect on the Company. See “Business—Dependence on Kindred.”

The Company may be unable to find another lessee or operator for its properties if it has to replace Kindred or its other operators.

The Company may have to find another lessee/operator for the properties covered by one or more of the Kindred Master Leases or its other operators upon the expiration of the terms of the applicable lease or upon a default by Kindred or its other operators. During any period that the Company is attempting to locate one or more lessee/operators there could be a decrease or cessation of rental payments by Kindred or its other operators. There can be no assurance that the Company will be able to locate another suitable lessee/operator or, if the Company is successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. The Company’s ability to locate another suitable lessee/operator and/or evict the existing operator or operators may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. In addition, the Company may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Such delays, limitations and expenses could have a Material Adverse Effect on the Company and/or materially delay or impact the Company’s ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default.

The Company may encounter certain risks when implementing its business strategy to pursue investments in, and/or acquisitions or development of, healthcare-related and/or senior housing properties.

The Company intends to continue to pursue investments in, and/or acquisitions or development of, additional healthcare-related or other properties, subject to the contractual restrictions contained in the Indentures (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes Offering”) and the 2002 Credit Agreement. Acquisitions of and investments in such properties entail general investment risks associated with any real estate investments, including risks that investments will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate, and the inability of the lessee/operator to meet performance expectations. The Company does not presently contemplate any development projects, although if it were to pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion. In addition, the Company may borrow to finance investments in, and/or acquisition or development of, healthcare-related or other properties, which would increase its leverage.

The Company may acquire specialty hospitals and other healthcare-related properties not currently in the Company’s portfolio and the Company has less experience evaluating and monitoring such properties.

The Company competes for acquisition or investment opportunities with entities that have substantially greater financial resources than it has. The Company’s ability to compete successfully for such opportunities is affected by many factors, including its cost of obtaining debt and equity capital at rates comparable to or better than its competitors. Competition generally may reduce the number of suitable acquisition or investment opportunities available to the Company and increase the bargaining power of property owners seeking to sell, thereby impeding its acquisitions, investment or development activities. See “Business—Competition.”

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

Additionally, if the Company is successful in continuing to implement its business strategy to pursue investments in, and/or acquisitions or development of, healthcare-related and/or senior housing properties, the

Company may continue to increase the number of operators of its properties. Historically, substantially all of the Company’s properties have been operated by a single operator, Kindred. There can be no assurance that the Company will have the capabilities to successfully monitor and manage a portfolio of properties with a growing number of operators.

The Company is subject to the risks associated with investment in a single industry: the heavily regulated healthcare industry.

All of the Company’s investments are in properties used in the healthcare industry; therefore the Company is exposed to risks associated with the healthcare industry in particular. The healthcare industry is highly regulated and changes in government regulation have in the past had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. There can be no assurance that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including its lessees. Moreover, the Company’s ability to invest in non-healthcare or non-senior housing related properties is restricted by the terms of the 2002 Credit Agreement. See “Governmental Regulation—Healthcare Regulation.”

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

Kindred and certain of the Company’s other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. See

“Governmental Regulation—Healthcare Regulation.” There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. In addition, private third-party payors have continued their efforts to control healthcare costs. There can be no assurance that adequate reimbursement levels will be available for services to be provided by Kindred and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and certain of the Company’s other operators and tenants, which, in turn, could have a Material Adverse Effect on the Company.

There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as Kindred. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. There are a number of legislative proposals currently under consideration, including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Some states also are considering regulatory changes that include a moratorium on the designation of additional LTACs. A federal moratorium was proposed in February 2004, by a joint committee of the United States House of Representatives and Senate in response to the rapid growth in the number of LTACs and resulting increase in Medicare payments to LTACs. The committee report raises several questions about LTACs and suggests that a temporary moratorium is needed until the questions can be answered.

There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. In addition, private third-party payors have continued their efforts to control healthcare costs. There can be no assurance that adequate reimbursement levels will be available for services to be provided by Kindred and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators and other tenants, which, in turn, could have a Material Adverse Effect on the Company. See “Governmental Regulation—Healthcare Regulation.”

Significant legal actions could subject Kindred and the Company’s other operators to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect Kindred’s and the Company’s other operators’ liquidity, financial condition and results of operation.

Kindred and the Company’s other skilled nursing facility operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorneys’ fees.

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

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. While the Company is generally indemnified by the current operators of the Company’s properties for contamination caused by such operators, such indemnities may not adequately cover all environmental costs. See “Government Regulation—Environmental Regulation.”

Risks Arising from the Company’s Capital Structure

The Company may become more leveraged.

As of December 31, 2003, the Company had approximately $640.6 million of indebtedness and approximately $261.8 million in additional borrowings available under the Revolving Credit Facility. The Indentures permit the Company to incur substantial additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness may have the following consequences:

•	a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of debt service, thus reducing the funds available for the Company’s business strategy and for distributions to stockholders;

•	potential limits on the Company’s ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate and/or healthcare sectors;

•	a potential impairment of the Company’s ability to obtain additional financing for the its business strategy; and

•	a downgrade in the rating of the Company’s debt securities by one or more rating agencies which could have the effect of, among other things, increasing the cost of its borrowing.

The Company may be unable to raise additional capital necessary to continue to implement its business plan and to meet the Company’s debt payments.

In order to continue to implement the Company’s business plan and to meet its debt payments, the Company may need to raise additional capital. The Company’s ability to incur additional indebtedness is restricted by the terms of the Indentures and the 2002 Credit Agreement. In addition, adverse economic conditions could cause the terms on which the Company can obtain additional borrowings to become unfavorable. In such circumstances, the Company may be required to raise additional equity in the capital markets or liquidate one or more investments in properties at times that may not permit realization of the maximum return on the investments and that could result in adverse tax consequences to the Company. In addition, certain healthcare regulations may constrain the Company’s ability to sell assets. There can be no assurance that the Company will be able to meet its debt service obligations and the failure to do so could have a Material Adverse Effect on the Company.

The Company hedges its floating-rate debt with an interest rate swap and may record charges and incur costs associated with the termination or change in value of its interest rate swap.

The Company has an interest rate swap agreement to hedge its existing floating-rate debt for the period between July 1, 2003 and June 30, 2008. The Company periodically assesses its interest rate swap in relation to its outstanding balances of floating-rate debt, and based on such assessments may terminate portions of its swap or enter into additional swaps. Termination of swaps with accrued losses, or changes in the value of swaps as a result of falling interest rates, would require the payment of costs and/or result in charges to the Company’s earnings and net worth, which could be significant.

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

In addition, if the Company fails to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of the Company’s current and accumulated earning and profits, although corporate shareholders may be eligible for the dividends received deduction and individual shareholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to distributions. The Company would no longer be required to pay dividends to maintain REIT status.

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

In the event that timing differences or other cash needs occur, the Company may find it necessary to borrow funds, issue additional equity securities (although there can be no assurance that it will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable the Company to meet the REIT distribution requirements. This may require the Company to raise additional capital to meet its obligations; however, see “Risk Factors—Risks Arising from the Company’s Capital Structure—the Company may be unable to raise additional capital necessary to continue to implement its business plan and to meet its debt payments.” The terms of the Indentures and the 2002 Credit Agreement restrict the Company’s ability to engage in some of these transactions.

ITEM 2.    Properties

The Company believes that it has a diversified portfolio of healthcare facilities in terms of geography and the healthcare services provided at such facilities. The Company believes that the geographic diversity of the properties makes the portfolio less susceptible to adverse changes in state regulation and regional economic downturns. The long-term acute care hospitals owned or ground leased by the Company primarily provide long-term acute care to medically complex, chronically ill patients, covering approximately 3,600 beds in 41 hospitals as of December 31, 2003. The Company’s one 29 bed rehabilitation hospital provides high intensity physical, respiratory, neurological, orthopedic and other treatment protocols for patients during recovery. The nursing facilities owned or ground leased by the Company are leading providers of rehabilitation services, including physical, occupational and speech therapies, and care for patients with Alzheimer’s disease, covering approximately 24,399 beds in 194 nursing facilities as of December 31, 2003. The other nine facilities owned by the Company include eight personal care facilities and one assisted living facility which provide services including assisted living, neurorehabilitation, neurobehavioral management and vocational programs, covering approximately 181 beds as of December 31, 2003.

The Company leases its corporate offices in Louisville, Kentucky and Chicago, Illinois.

The following table sets forth information as of December 31, 2003 for each of the Kindred Master Leases and the facilities leased thereunder. See “Recent Developments—Merger with ElderTrust” and “—Recent Developments—Brookdale Transaction” for real estate assets acquired subsequent to December 31, 2003. The chart also includes under the heading “Other Facilities” those properties under leases with non-Kindred lessees. Ventas Realty has granted mortgage liens on certain of its properties to secure borrowings under the 2002 Credit Agreement. Ventas Finance granted mortgage liens on all of the properties covered by the Kindred CMBS Master Lease as security for the indebtedness under the Loan and Security Agreement dated as of December 21, 2001 under which Ventas Finance obtained the CMBS Loan from the CMBS Lender (the “CMBS Loan Agreement”).

	Skilled Nursing		Hospital
	Facilities	Licensed Beds	Facilities	Licensed Beds	Other Facilities	Beds
Master Lease 1	38	4,099	16	1,450	—	—
Master Lease 2	38	4,736	8	742	—	—
Master Lease 3	34	4,430	9	731	—	—
Master Lease 4	37	4,714	8	677	—	—
CMBS Master Lease	39	5,448	—	—	—	—

Total All Kindred Facilities	186	23,427	41	3,600	—	—
Other Facilities	8	972	1	29	9	181

Total All Facilities	194	24,399	42	3,629	9	181

The following table sets forth the number and type of facilities owned by the Company as of December 31, 2003 for each state in which the Company owns property:

	Number of Facilities
State	Skilled Nursing Facility	Hospital	Other Facilities	Total
Alabama	3	—	—	3
Arizona	5	2	—	7
California	11	6	—	17
Colorado	4	1	—	5
Connecticut	6	—	—	6
Florida	—	6	—	6
Georgia	5	—	—	5
Idaho	8	—	—	8
Illinois	—	4	—	4
Indiana	15	2	—	17
Kentucky	11	1	—	12
Louisiana	—	1	—	1
Maine	10	—	—	10
Maryland	3	—	—	3
Massachusetts	27	2	—	29
Michigan	1	1	—	2
Minnesota	1	—	—	1
Missouri	—	2	—	2
Montana	2	—	—	2
Nebraska	1	—	—	1
Nevada	2	1	—	3
New Hampshire	3	—	—	3
New Mexico	—	1	—	1
North Carolina	19	1	—	20
Ohio	14	1	1	16
Oklahoma	—	1	—	1
Oregon	2	—	—	2
Pennsylvania	1	2	—	3
Rhode Island	2	—	—	2
Tennessee	4	1	—	5
Texas	—	6	8	14
Utah	5	—	—	5
Vermont	1	—	—	1
Virginia	4	—	—	4
Washington	9	—	—	9
Wisconsin	11	—	—	11
Wyoming	4	—	—	4

	194	42	9	245

Other Real Estate Investments

The Company’s $16.5 million THI Mezzanine Loan is secured by (1) equity pledges in THI and certain of its subsidiaries that own and operate 17 skilled nursing facilities and one related assisted living facility located in Ohio and Maryland, (2) liens on four additional healthcare/senior living housing properties and (3) interests in three additional properties operated by THI.

ITEM 3.    Legal Proceedings

Reference is made to “Note 13—Litigation” to the Consolidated Financial Statements for a description of certain legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Trading Symbol: VTR

Stock Exchange Listing

The Company’s common stock, $0.25 par value, is listed and traded on the New York Stock Exchange (the “NYSE”).

Stockholders

As of February 25, 2004, there were 81,554,635 shares of the Company’s common stock outstanding and approximately 3,506 stockholders of record.

Stock Performance

The prices in the table below for the calendar quarters indicated since the first quarter of 2002 represent the high and low sales prices for the Company’s common stock as reported on the NYSE.

Calendar Quarter	Sales Price of Common Stock
	High	Low
2002
First Quarter 2002	$13.00	$11.35
Second Quarter 2002	13.60	12.59
Third Quarter 2002	13.46	10.55
Fourth Quarter 2002	13.76	10.06

2003
First Quarter 2003	$12.24	$11.08
Second Quarter 2003	15.33	11.67
Third Quarter 2003	18.33	14.83
Fourth Quarter 2003	22.98	17.05

2004
First Quarter 2004 (through February 25, 2004)	$21.88	$27.25

Dividend Policy

Aggregate dividends of $1.07 per share were paid in cash for the year ended December 31, 2003 in equal quarterly installments of $0.2675 per share.

Aggregate dividends of $0.95 per share were paid in cash for the year ended December 31, 2002 in equal quarterly installments of $0.2375 per share.

The Company expects to distribute 100% or more of its taxable net income to its stockholders for 2004 (the “Distribution Policy”). On February 26, 2004, the Company declared the first quarterly installment of its 2004 dividend in an amount of $0.325 per share payable on March 25, 2004 to stockholders of record on March 15, 2004.

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

The Company’s stockholders may reinvest all or a portion of any cash distribution on their shares of the Company’s common stock by participating in the Company’s Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the Distribution Reinvestment and Stock Purchase Plan.

Executive Officer 10b5-1 Plans

Debra A. Cafaro, Chairman, President and CEO of the Company, and T. Richard Riney, Executive Vice President and General Counsel of the Company, have adopted non-discretionary, written trading plans that comply with Commission Rule 10b5-1.

Ms. Cafaro’s 10b5-1 Plan covers 112,131 shares of common stock and Mr. Riney’s 10b5-1 Plan covers 110,000 shares of common stock. In Mr. Riney’s case, these shares of common stock will be acquired through the non-discretionary exercise of options previously granted to him as a portion of his long term incentive compensation. In Ms. Cafaro’s case, any sale of the Company’s common stock will be accomplished through the sale of restricted shares previously issued to her as a portion of her long term incentive compensation. Each plan is expected to be in effect for approximately one year.

At February 1, 2004, prior to the implementation of the 10b5-1 Plan, Ms. Cafaro owned approximately 1.6 million shares of the Company’s common stock and options and Mr. Riney owned approximately 0.6 million shares of the Company’s common stock and options.

ITEM 6.    Selected Financial Data

The following selected financial data with respect to the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Operating Data
Rental Income	$191,232	$175,950	$170,612	$213,879	$210,004
Gain on sale of Kindred common stock	9,039	5,014	15,425	—	—
General and administrative and other expenses	15,158	12,913	14,902	20,781	21,566
United States Settlement	—	—	—	96,493	—
Loss on extinguishment of debt	84	11,077	1,322	4,207	—
Interest expense (including swap ineffectiveness)	62,086	72,877	80,197	87,557	81,533
Interest on United States Settlement	4,943	5,461	4,592	—	—
Loss on uncollectible amounts due from tenants	—	—	—	44,273	31,647
Income (loss) before discontinued operations	96,734	37,354	46,862	(68,712)	38,601
Discontinued operations	66,019	28,352	3,704	3,260	3,934
Net income (loss)	162,753	65,706	50,566	(65,452)	42,535

Per Share Data
Income (loss) per common share before discontinued operations, Basic	$1.22	$0.54	$0.69	$(1.01)	$0.57
Net income (loss) per common share, Basic	2.05	0.95	0.74	(0.96)	0.63
Income (loss) per common share before discontinued operations, Diluted	1.21	0.53	0.68	(1.01)	0.57
Net income (loss) per common share, Diluted	2.03	0.93	0.73	(0.96)	0.63
Dividends declared per common share	1.07	0.95	0.92	0.91	0.39

Other Data:
Net cash provided by operating activities	$137,366	$116,385	$79,893	$85,338	$103,580
Net cash provided by (used in) investing activities	159,701	(34,140)	2,760	5,359	371
Net cash provided by (used in) financing activities	(217,418)	(98,386)	(151,458)	(142,890)	35,305
FFO (1)	152,631	84,083	92,180	(24,221)	85,023
Weighted average shares outstanding, Basic	79,340	69,336	68,409	68,010	67,754
Weighted average shares outstanding, Diluted	80,094	70,290	69,363	68,131	67,989

Balance Sheet Data
Real estate investments, net	$697,745	$828,802	$806,336	$848,545	$894,791
Cash and cash equivalents	82,104	2,455	18,596	87,401	139,594
Kindred common stock	—	16,713	55,118	—	—
Total assets	812,850	895,780	941,859	981,145	1,071,199
Senior Notes payable and other debt	640,562	707,709	848,368	886,385	974,247
United States Settlement	—	43,992	54,747	96,493	—

(1)	The Company considers funds from operation (“FFO”) an appropriate measure of performance of an equity REIT and the Company uses the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with accounting principles generally accepted in the United Sates (“GAAP”)), excluding gains (or losses) from sales of real estate property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is FFO indicative of sufficient cash flow to fund all of the Company’s needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations.”

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (“Ventas” or the “Company”). This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K.

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

During the year ended December 31, 2003, the Company recorded a $0.8 million impairment on one of its non-operating skilled nursing facilities. See “Note 5—Dispositions” to the Consolidated Financial Statements.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As described further in “Note 13—Litigation” to the Consolidated Financial Statements, the Company is currently involved in certain legal proceedings and other matters that arose from the Company’s operations prior to the time of the Company’s spin-off of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) on May 1, 1998 (the “1998 Spin Off”) or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations. Kindred is presently defending the Company in these matters, however, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations. A change in Kindred’s ability or willingness to perform under these commitments could have a Material Adverse Effect (defined below) on the Company.

The Company is also involved in other litigation as further described in “Note 13—Litigation” to the Consolidated Financial Statements. It is the opinion of management that, except as set forth in “Note 13—Litigation” to the Consolidated Financial Statements, the disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, and on the Company’s ability to make distributions to its stockholders as required to continue to qualify as a real estate investment trust (“REIT”) (a “Material Adverse Effect”). If management’s assessment of the Company’s liability with respect to these actions in incorrect, such matters could have a Material Adverse Effect on the Company.

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

Income Taxes

For the year ended December 31, 2003, a provision for income tax was not recorded due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2003 taxable income and to continue to qualify as a REIT.

The Company’s estimation of its 2003 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the five master lease agreements pursuant to which the Company leases 41 of its hospitals and 186 of its skilled nursing facilities to Kindred (the “Kindred Master Leases”), and the Spin Agreements; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions which impact the estimate of the Company’s 2003 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

Although the Company intends to continue to qualify as a REIT, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT. If the Company were to fail, or elect not, to continue to qualify as a REIT in any year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth year after the year of such termination or revocation.

Results of Operations

Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed or are classified as held for sale. The operating results of properties, that were disposed of subsequent to January 1, 2002, have been reclassified as discontinued operations in the consolidated statements of operations for each of the three years ended December 31, 2003 included herein. See “Note 5—Dispositions” to the Consolidated Financial Statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1, and Technical Correction” (“SFAS No. 145”). SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 that related to the rescission of SFAS No. 4 required the Company to reclassify certain prior period items that no longer meet the extraordinary classification into continuing operations. Additionally, future gains and losses related to debt extinguishment may be required to be classified as income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. As required, on January 1, 2003 the Company adopted SFAS No. 145. In accordance with SFAS No. 145, the Company’s prior year financial statements have been reclassified to include gains and losses from extinguishment of debt in continuing operations. This reclassification has no effect on the Company’s net income.

Years Ended December 31, 2003 and 2002

Rental income for the year ended December 31, 2003 was $191.2 million, of which $183.2 million (95.8%) resulted from the Kindred Master Leases. The rental income from Kindred includes $2.3 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of Kindred common stock (the “Kindred Common Stock”) under the Kindred Plan of Reorganization (the “Final Plan”) on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases. The rental income for the year ended December 31, 2002 was $176.0 million, of which $172.9 million (98.3%) resulted from Kindred Master Leases. The $15.2 million increase in rental income reflects (a) the 3.5% increase in the rent paid under the Kindred Master Leases effective May 1, 2003, (b) the $8.6 million increase on annualized rent on certain Kindred facilities effective July 1, 2003 and (c) $6.0 million in additional rent earned during the year ended December 31, 2003 under the master lease (the “THI Master Lease”) with Trans Healthcare, Inc. (“THI”) entered into by the Company and THI on November 4, 2002.

Interest income from the real estate loan receivable was $3.0 million and $1.0 million for the years ended December 31, 2003 and 2002 respectively. This amount represents interest income received in connection with a mezzanine loan made by the wholly owned operating partnership of the Company, Ventas Realty, Limited Partnership (“Ventas Realty”) to THI on November 4, 2002 (the “THI Mezzanine Loan”).

Interest and other income totaled approximately $1.7 million for the year ended December 31, 2003 as compared to approximately $1.2 million for the year ended December 31, 2002. The increase is primarily attributable to the recovery of a previously written-off receivable by the Company. In addition, the Company had increased interest income due to higher cash balances on hand to invest during 2003, which was partially offset by reduced interest rates.

During the year ended December 31, 2003, the Company disposed of the remaining 920,814 shares of Kindred Common Stock and recognized a gain of $9.0 million. During the year ended December 31, 2002, the Company disposed of 159,500 shares of Kindred Common Stock and recognized a gain of $5.0 million. As of December 31, 2003, the Company did not own any shares of Kindred Common Stock.

Expenses totaled $108.3 million for the year ended December 31, 2003 and included $39.7 million of depreciation expense, $61.8 million of interest on debt financing and $4.9 million of interest on the Company’s settlement with the Department of Justice (“United States Settlement”). Expenses for the year included an offset of $20.2 million resulting from the reversal of a previously recorded contingent liability. Expenses totaled $148.0 million for the year ended December 31, 2002. Excluding the $20.2 million offset, expenses for the year ended December 31, 2003 decreased $19.6 million from the same period in 2002. The decrease resulted primarily from (a) a $9.2 million decrease in interest expense, (b) a $11.0 million expense in 2002 related to the loss from the early extinguishment of debt, (c) a $1.6 million decrease in Swap ineffectiveness, and (d) a $0.5 million decrease in the United States Settlement interest, offset by the net increase of $2.2 million in general and administrative expense and professional fees and a $1.3 million increase in depreciation expense.

During the year ended December 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. See “Note 10—Income Taxes” to the Consolidated Financial Statements.

Interest expense (inclusive of swap ineffectiveness) excluding the interest on the United States Settlement decreased $9.2 million to $62.1 million for the year ended December 31, 2003 from $72.9 million for the year ended December 31, 2002. Interest expense includes $4.1 million and $3.7 million of amortized deferred financing costs for the year ended December 31, 2003 and 2002, respectively. Interest expense included in discontinued operations was $3.1 million and $5.7 million for the year ended December 31, 2003 and 2002, respectively. The decrease in interest expense from continuing and discontinued operations was due primarily to (a) a $9.9 million decrease as a result of reduced debt balances, (b) a $0.4 million decrease from reduced interest rates, (c) a $1.6 million decrease in swap ineffectiveness (See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements), and (d) a $1.5 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the Company’s 1998 Swap (as defined below) which covered the period between July 1, 2003 and December 31, 2007.

Due to the lower variable rate debt balances incurred by the Company as a result of the sale of ten facilities on December 11, 2003, the Company entered into an agreement with the counterparty to the Company’s 2003-2008 Swap (defined below) to break $120 million of the $450 million notional amount of the 2003-2008 Swap in exchange for a payment to the counterparty of approximately $8.6 million. In addition, the Company recognized $3.4 million of a previously deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the 1998 Swap. The $5.2 million net expense which was previously reported in Accumulated Other Comprehensive Income on the Balance Sheet has been recognized as a net expense in the Statement of Operations. For the year ended December 31, 2002 the Company recorded an expense of $5.4 million related to the loss on a $350 million notional swap breakage (See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements).

The Company recorded swap ineffectiveness in the Statement of Operations to reflect the value of the excess of the notional amount of the 1998 Swap and 2003-2008 Swap over the Company’s anticipated variable rate debt balance in the future. The Company recorded $0.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively.

In connection with the refinancing of its indebtedness under its prior credit agreement, in the quarter ended June 30, 2002, the Company incurred a loss from extinguishment of debt of $6.9 million related to the write-off of unamortized deferred financing costs associated with its prior credit agreement. In December 2002, the Company incurred an additional $4.2 loss related to the repurchase of $34.0 million in Senior Notes (as defined below) consisting of the write-off of unamortized deferred financing costs and premiums paid to repurchase. In connection with the refinancing of a portion of its indebtedness under the 2000 Credit Agreement (defined below), the Company incurred a loss of approximately $1.3 million related to the partial write-off of unamortized deferred financing fees associated with the 2000 Credit Agreement. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

On June 30, 2003, the Company incurred a $2.7 million expense relating to the early repayment of the United States Settlement that is reflected as the United States Settlement interest expense on the Company’s Consolidated Statements of Income for the year ended December 31, 2003. As required by GAAP, the United States Settlement has been, since inception, reported on the Company’s balance sheet at an amount that is less than the actual unpaid principal amount under the United States Settlement because the 6% interest rate payable was deemed “below market” at the time of the settlement. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount of the United States Settlement reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charges upon early repayment of the United States Settlement.

General, administrative and professional fee expenses totaled $15.2 million and $12.9 million for the years ended December 31, 2003 and 2002, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to develop and market its strategic diversification program, to improve its overall asset management system, and to attract and retain appropriate personnel to achieve its business objectives.

After discontinued operations of $66.0 million, or $0.82 per diluted share, net income for the year ended December 31, 2003 was $162.8 million or $2.03 per diluted share. After discontinued operations of $28.4 million, or $0.40 per diluted share, net income for the year ended December 31, 2002 was $65.7 million or $0.93 per diluted share. See “Note 5—Dispositions” to the Consolidated Financial Statements.

Discontinued Operations

In accordance with SFAS No. 144, the net income and gain on sale of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Income as Discontinued Operations for all periods presented.

On December 11, 2003, the Company completed the sale of ten facilities to Kindred, which facilities had until closing been leased to Kindred under the Kindred Master Leases, for $79 million in gross cash proceeds. A gain of $54.9 million was recognized and included in Discontinued Operations for the year ended December 31, 2003. In addition, Kindred paid the Company a $6.0 million lease termination fee with respect to such properties. The Company used a portion of the net proceeds from the sale and the lease termination fee to pay breakage costs relating to the termination of $120 million notional amount of the 2003-2008 Swap. The remaining net proceeds were used to reduce the Company’s outstanding indebtedness and to fund future acquisitions. See “Recent Developments” and “Note 5—Dispositions.” to the Consolidated Financial Statements. The assets sold by the Company to Kindred are: two hospitals located in Minnesota and Michigan, and eight skilled nursing facilities located in Kentucky, Massachusetts, Connecticut and Wisconsin. The hospitals contain 332 beds and the eight skilled nursing facilities contain 1,080 beds.

During the third quarter ended September 30, 2003, the Company sold a non-operating skilled nursing facility and received a non-binding proposal to purchase another non-operating skilled nursing facility. As a result, the Company recognized a gain of $2.1 million on the sold facility and also recorded a $0.8 million impairment on the other facility.

On June 30, 2003, the Company sold to Kindred 16 skilled nursing facilities, consisting of 15 properties in Florida and one property in Texas, which had previously been leased to Kindred under the Master Leases, for $59.7 million in gross cash proceeds. A loss of $5.3 million was recognized and included in Discontinued Operations for the quarter ended June 30, 2003. In addition, Kindred paid the Company a $4.1 million lease termination fee with respect to such properties. The Company used a portion of the net proceeds from the sale and the lease termination fee to repay in full all unpaid amounts under the United States Settlement. The remaining net proceeds were used to reduce the Company’s outstanding indebtedness. See “Note 5—Dispositions” to the Consolidated Financial Statements.

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

Years ended December 31, 2002 and December 31, 2001

Rental income for the year ended December 31, 2002 was $176.0 million, of which $172.9 million (98.3%) resulted from leases with Kindred. The rental income from Kindred includes $2.3 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of the Kindred Common Stock and $4.5 million of additional future rent under the Kindred Master Leases. The rental income for the year ended December 31, 2001 was $170.6 million, of which $168.3 million (98.7%) resulted from leases with Kindred. The $5.4 million increase in rental income consists primarily of (a) the 3.5% increase in the rent paid under the Kindred Master Leases effective May 1, 2002 and (b) additional rent received under the THI Master Lease. The Company reported two months of interest income from the THI Mezzanine Loan and a senior loan of $1.0 million. The senior loan was sold in December 2002. See “Note 6—Mergers and Acquisitions” to the Consolidated Financial Statements.

Interest and other income totaled approximately $1.2 million for the year ended December 31, 2002 as compared to approximately $4.0 million for the year ended December 31, 2001. The decrease in interest income was primarily the result of lower cash balances and reduced interest rates.

Expenses totaled $148.0 million for the year ended December 31, 2002 and included $38.5 million of depreciation expense and $72.9 million of interest on debt financing (inclusive of swap ineffectiveness) and $5.5 million of interest on the United States Settlement. For the year ended December 31, 2001, expenses totaled $141.0 million and included $38.2 million of depreciation expense on real estate assets, $80.2 million of interest on the Company’s prior credit agreement (the “2000 Credit Agreement”) and other debt and $4.6 million of interest on the United States Settlement. The $7.1 million increase in expense consists primarily of (a) $9.8 million increase in the loss from the extinguishment of debt, (b) an additional expense of $5.4 million related to the loss on a $350 million notional swap breakage (see “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements), (c) a $0.9 million increase in interest on the United States Settlement which was entered into on April 20, 2001, (d) a $0.3 million increase in depreciation and amortization which were offset by (x) a $7.2 million decrease in interest expense and (y) a $2.0 million decrease in general and administrative expenses and professional fees.

Interest expense (inclusive of swap ineffectiveness) excluding the interest on the United States Settlement decreased $7.3 million to $72.9 million for the year ended December 31, 2002 from $80.2 million for the year ended December 31, 2001. $3.1 million of the decrease is primarily a result of reduced principal balances and $7.2 million relates to reduced interest rates resulting from the CMBS Transaction (as defined below) in December 2001, and the establishment of the 2002 Credit Agreement (as defined below) and the completion of the Senior Notes Offering (as defined below) in April 2002. $1.1 million of the decrease is included in discontinued operations. The decrease is offset by a $1.9 million “swap ineffectiveness” expense recognized in the Statement of Operations to reflect the value of the excess of the notional amount of the 1998 Swap and 2003-2008 Swap over the Company’s anticipated variable rate debt balance in the future. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

Professional fees totaled approximately $3.2 million for the year ended December 31, 2002, as compared to $4.7 million for the year ended December 31, 2001. The decrease relates primarily to the reduction in professional fees incurred as a result of the Company’s stabilized operations in 2002 following Kindred’s emergence from bankruptcy in 2001.

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

In connection with the refinancing of its indebtedness under the 2000 Credit Agreement, the Company incurred a loss of $6.9 million related to the write-off of unamortized deferred financing costs associated with the 2000 Credit Agreement. In December 2002, the Company incurred an additional $4.2 loss related to the repurchase of $34.0 million in Senior Notes consisting of the write-off of unamortized deferred financing costs and premiums paid to repurchase. In connection with the refinancing of a portion of its indebtedness under the 2000 Credit Agreement, the Company incurred a loss of approximately $1.3 million related to the partial write-off of unamortized deferred financing fees associated with the 2000 Credit Agreement. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

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

Discontinued Operations increased $24.6 million to $28.4 million for the year ended December 31, 2002. The increase is primarily attributable to a $22.4 million gain recognized in conjunction with the sale of a 64 licensed bed hospital facility on June 30, 2002. See “Note 5—Dispositions” to the Consolidated Financial Statements.

Funds from Operations

Funds from operations (“FFO”) for the years ended December 31, 2003, 2002 and 2001 totaled $152.6 million, $84.1 million and $92.2 million, respectively. FFO for the five years ended December 31, 2003 is summarized in the following table (in thousands):

	For the years ended December 31,
	2003	2002	2001	2000	1999
Net income (loss)	$162,753	$65,706	$50,566	$(65,452)	$42,535
Adjustments:
Depreciation on real estate assets	39,436	38,243	38,089	38,303	38,071
Realized gain on sale of real estate assets	—	(64)	(290)	(957)	(254)
Other items:
Discontinued operations
Real estate depreciation—discontinued	2,223	3,648	3,815	3,885	4,671
Gain on sale of real estate	(51,781)	(23,450)	—	—	—

Funds from operations	$152,631	$84,083	$92,180	$(24,221)	$85,023

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, the Company considers FFO an appropriate measure of performance of an equity REIT and the Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus depreciation for real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company’s needs. The Company believes that in order to facilitate a clear understanding of its consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements and data included elsewhere in this annual report on Form 10-K.

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

The Company receives revenue primarily by leasing its assets under leases that are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company also earns revenue from the THI Mezzanine Loan. The Company’s obligations under the 2002 Credit Agreement are (and its obligations under the 2000 Credit Agreement were) floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements. The general fixed nature of the Company’s assets and the variable nature of the Company’s obligations create interest rate risk. If interest rates were to rise significantly, the Company’s lease and other revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, in connection with the 1998 Spin Off, the Company entered into a swap (the “1998 Swap”) to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. The 1998 Swap expired on June 30, 2003. See “Note 7—Borrowing Arrangements—Senior Notes Offering” to the Consolidated Financial Statements.

On September 28, 2001, the Company entered into an interest rate swap agreement (the “2003-2008 Swap”) in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008. The 2003-2008 Swap is treated as a cash flow hedge for accounting purposes. The “2003-2008 Swap” is with a highly rated counterparty in which the Company pays a fixed rate of 5.385% and receives LIBOR from the counterparty. On December 11, 2003, the notional amount of the swap for the period December 11, 2003 through June 29, 2006 was reduced from $450 million to $330 million. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements. There are no collateral requirements under the 2003-2008 Swap. The notional amount of the 2003-2008 Swap is scheduled to decline from $330.0 million as follows:

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

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Similarly, when interest rates increase, the Buy Cap increases in fair value and the Sell Cap decreases in fair value. As of December 31, 2003, interest rates had fallen and the 2003-2008 Swap was in an unrealized loss position to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps and caps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2003:

	2003-2008 Swap	Sell Cap	Buy Cap
Notional Amount	$330,000,000	$220,111,775	$220,111,775
Fair Value to the Company	(27,867,784)	(389,572)	389,572
Fair Value to the Company Reflecting Change in Interest Rates:
-100 BPS	(40,364,325)	(106,444)	106,444
+100 BPS	(15,906,076)	(980,694)	980,694

The Company paid $19.2 million under the 1998 Swap and 2003-2008 Swap during the year ended December 31, 2003. Assuming that interest rates do not change, the Company estimates that it will pay approximately $13.3 million on the 2003-2008 Swap during the year ended December 31, 2004.

The carrying value of the Company’s variable rate debt approximates fair value. There is no cash flow impact from the fluctuation of interest rates since the Company currently hedges 100% of its variable rate debt. The fair value of the fixed rate debt is $405.6 million based on open market trading activity provided by a third party.

Credit Risk

As a result of the 1998 Spin Off, the Company has a significant concentration of credit risk with Kindred under the Kindred Master Leases. For the years ended December 31, 2003 and 2002 lease rental revenues from Kindred totaled $183.2 million or 94.3% and $172.9 or 97.7%, respectively, of the Company’s total real estate revenue for the period. For the year ended December 31, 2001, lease rental revenues from Kindred comprised 98.7% of the Company’s total lease rental revenues. Accordingly, Kindred’s financial condition and ability to meet its rent obligations will largely determine the Company’s rental revenues and its ability to make distributions to its stockholders. In addition, any failure by Kindred to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Kindred, as well as certain other tenants of the Company, have experienced financial difficulty and/or filed for bankruptcy. Kindred emerged from bankruptcy on April 20, 2001. Despite Kindred’s emergence from bankruptcy, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Kindred Master Leases. Since, as of December 31, 2003, the Company derived in excess of 95% of its rental revenues from Kindred and since the Kindred Master Leases are triple net leases under which Kindred is responsible for all insurance, taxes and maintenance and repair expenses required in connection with the leased properties, the inability or unwillingness of Kindred to satisfy its obligations under the Kindred Master Leases would have a material adverse effect on the condition of the Kindred leased properties, as well as a Material Adverse Effect on the Company. See “Business—Risk Factors—The Company is dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with the Company could significantly harm the Company and its ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to continue to qualify as a REIT” and “Note 4—Concentration of Credit Risk” to the Consolidated Financial Statements. The Company monitors its credit risk under its lease agreements with its tenants by, among other things, reviewing and analyzing (a) information regarding the healthcare industry generally, (b) publicly available information regarding tenants, (c) information provided by the tenants and borrowers under the Company’s lease and other agreements, and (d) discussion with tenants, borrowers and their representatives.

Liquidity and Capital Resources

During 2003 the Company’s principal sources of liquidity came from working capital, cash flow from operations, borrowings under the 2002 Credit Agreement, disposition of real estate assets, sale of Kindred common stock, proceeds from stock option exercises, and disbursements from a previously established tax escrow.

The Company intends to continue to fund future investments through cash flow from operations, borrowings under the 2002 Credit Agreement, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of December 31, 2003 the Company had cash and cash equivalents of $82.1 million, restricted cash of $7.6 million (comprised of $5.0 million of reserves under the CMBS Loan (as defined below), escrows under the THI Master Lease and the Company’s portion of the amounts on deposit pursuant to the Tax Refund Escrow Agreement with Kindred (the “Tax Refund Escrow Agreement”)), and unused revolving credit availability of $261.8 million under its revolving credit facility (“Revolving Credit Facility”) established by the 2002 Credit Agreement. Through the pledge of additional property as collateral to the lenders under the 2002 Credit Agreement, the Company, as of December 31, 2003, could have increased revolving credit availability to $290.0 million.

Net cash provided by operations totaled $137.4 million, $116.4 million and $79.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 cash flows is primarily a result of (a) increases from rent escalators, (b) proceeds from lease termination fees, (c) release of funds from a previously established escrow account (see Note 10—“Income Taxes” to the Consolidated Financial Statements) and (d) reduction of interest expense.

Net cash provided by investing activities for the year ended December 31, 2003 was $159.7 million. The Company received $139.2 million in proceeds from the disposal of real estate properties, which includes (a) $58.9 million from the sale of 16 properties to Kindred in June 2003, (b) $78.0 million from the sale of ten facilities to Kindred in December 2003 and (c) $2.3 million from the sale of a non-operating skilled nursing facility. See “Note 5—Dispositions” to the Consolidated Financial Statements. Investing activities for the year ended December 31, 2003 also included $20.2 million in proceeds from the sale of the Kindred Common Stock. Net cash used in investing activities for the year ended December 31, 2002 was $34.1 million. The Company invested $53.0 million in real property and $64.9 million in loan financing from the THI Transaction (defined in “Note 6—Mergers and Acquisitions—Transactions with Trans Healthcare, Inc.” to the Consolidated Financial Statements) which was financed through borrowings under the 2002 Credit Agreement. Investing activities also included $49.0 million in proceeds from the sale of the THI Senior Loan (defined in “Note 6—Mergers and Acquisitions—Transactions with Trans Healthcare, Inc.” to the Consolidated Financial Statements), $28.6 million from the sale of real property and $7.0 million from the sale of Kindred Common Stock.

Net cash used in financing activities totaled $217.4 million for the year ended December 31, 2003. The uses included (a) an aggregate principal payment of $67.1 million on the 2002 Credit Agreement and the CMBS Loan, (b) $37.4 million payment in 2003 for the settlement of the repurchase of the Senior Notes that occurred on December 31, 2002, (c) $8.6 million in Swap breakage fees, (d) full repayment on the United States Settlement of $46.6 million and (e) $80.2 million of cash dividend payments. The uses were offset by $22.6 million of proceeds from the issuance of common stock as a result of exercise of stock options. Net cash used in financing totaled $98.4 million for the year ended December 31, 2002. The uses include (a) an net of $106.7 million payment of principal on the 2000 Credit Agreement, the 2002 Credit Agreement and the CMBS Loan, (b) $15.1 million in financing fees, (c) $12.8 million in swap breakage costs, (d) $50.1 million of cash dividend payments, and (e) $10.8 million of principal payments on the United States Settlement. The financing uses are offset by net proceeds from the issuance of common stock of $97.2 million, including the net proceeds of $93.6 million from the issuance of nine million shares (the “Equity Offering”) and $3.6 million from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2001 totaled $151.5 million and included payments of principal on the 2000 Credit Agreement in the aggregate amount of $263.0 million. $212.8 million of the payments were funded from the CMBS Transaction (as defined below), which generated gross proceeds of $225 million. The 2001 financing activities also included $6.9 million in financing costs, $41.7 million payment on the United States Settlement, and $65.3 million of cash dividend payments.

On December 31, 2002, the Company repurchased through open market purchases $34.0 million principal amount of Senior Notes out of the proceeds of the Equity Offering, consisting of $783,000 of 2009 Senior Notes (as defined below) and $33,179,000 of 2012 Senior Notes (as defined below). The total purchase price aggregated $37.4 million. As a result of these purchases, the Company reported a loss from the extinguishment of debt of $4.2 million in the fourth quarter ended December 31, 2002.

On February 5, 2004, the Company consummated a merger transaction in which the Company acquired all of the outstanding common stock of ElderTrust in an all cash transaction valued at $184 million. See “Note 6—Mergers and Acquisitions” to the Consolidated Financial Statements.

On January 28, 2004, the Company entered into 14 definitive purchase agreements with third party sellers to purchase a total of 14 independent and assisted living facilities for $115 million. On January 28, 2004, the Company completed its acquisition of four of the 14 properties for a purchase price of $37 million. See “Note 6—Mergers and Acquisitions” to the Consolidated Financial Statements.

CMBS Transaction

On December 12, 2001, the Company raised $225.0 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the “CMBS Transaction”). Under a Loan and Security Agreement dated as of December 12, 2001 (the “CMBS Loan Agreement”), Ventas Finance obtained a loan in the principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc., as lender (the “CMBS Lender”). The CMBS Loan bears interest at a weighted average of LIBOR plus 1.4853%. Principal of and interest on the CMBS Loan is payable monthly. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $206.3 million will be due, assuming all scheduled amortization payments are made and no prepayments are made on the CMBS Loan. The CMBS Loan may be prepaid in whole or in part at any time and from time to time without penalty or premium.

The CMBS Loan is secured by liens on 39 skilled nursing facilities (the “CMBS Properties”) transferred by Ventas Realty to Ventas Finance and leased to Kindred under a Kindred Master Lease (the “Kindred CMBS Master Lease”). Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and the Company. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

The 2002 Credit Agreement

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). Under the 2002 Credit Agreement, Ventas Realty obtained a $350.0 million credit facility (the “Total Commitments”) consisting of a $60.0 million term loan (the “Tranche B Term Loan”) and the $290.0 million Revolving Credit Facility. The 2002 Credit Agreement also permits Ventas Realty to obtain an additional term loan in an amount of not less than $50.0 million, but not more than the remaining unused portion of the Total Commitments, subject to the conditions set forth in the 2002 Credit Agreement (the “Tranche C Term Loan”). Subject to the terms of, and the satisfaction of certain conditions set forth in, the 2002 Credit Agreement, Ventas Realty has the option to increase the Total Commitments (in the form of term and/or revolving loans) to an amount not to exceed $450.0 million.

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). The Applicable Percentage varies based on the Company’s consolidated leverage ratio (as defined in the 2002 Credit Agreement). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate. With respect to revolving loans under the Revolving Credit Facility, from the inception of the loan through April 6, 2003, the Applicable Percentages were 2.75% for Eurodollar Rate loans and 1.25% for Base Rate loans. Because of the Company’s improved credit statistics, effective April 7, 2003, the Applicable Percentages under the Revolving Credit Facility were reduced to 2.50% for Eurodollar Rate loans and 1.00% for Base Rate loans.

Loans outstanding under the 2002 Credit Agreement are pre-payable without premium or penalty, provided that loans bearing interest at the Eurodollar Rate are subject to customary “breakage” costs if repaid prior to the end of an interest period.

The Company (and any other owner of mortgaged property securing Ventas Realty’s obligations under the 2002 Credit Agreement from time to time) has guaranteed Ventas Realty’s obligations under the 2002 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral from time to time. Currently, 54 real properties owned by Ventas Realty are mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”). As of December 31, 2003, the carrying value of the 54 Borrowing Base Properties was $161.6 million. All 54 Borrowing Base Properties are leased to Kindred pursuant to Master Lease No. 1.

The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. As of December 31, 2003, the Borrowing Base was $320.9 million, and the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $59.1 million, and the remaining availability under the 2002 Credit Agreement was $261.8 million. Ventas

Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

Senior Notes Offering

On the 2002 Refinancing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (collectively, the “Issuers”), completed the offering (the “Senior Notes Offering”) of 8 3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”). The 2009 Senior Notes and the 2012 Senior Notes were issued under separate Indentures, each dated as of April 17, 2002 (collectively, the “Indentures”) and mature on May 1, 2009 and May 1, 2012, respectively. As of December 31, 2003, $174.2 million principal amount was outstanding under the 2009 Senior Notes and $191.8 million principal amount was outstanding under the 2012 Senior Notes.

The Indentures contain a number of restrictive covenants. See “Note 7—Borrowing Arrangements” to the Consolidated Financial Statements.

Dividends

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company declared dividends greater than 100% of its estimated taxable income for 2003. The Company intends to pay a dividend for 2004 greater than 100% of the Company’s taxable income for 2004.

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

Shelf Registration Statement and Equity Offering

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to $750.0 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002 and was amended August 13, 2003. As of December 31, 2003, $651.0 million of these securities remained available for offering under the shelf registration statement.

During the fourth quarter ended December 31, 2002, the Company commenced and completed an equity offering of the Company’s common stock with Tenet Healthcare Corporation (“Tenet”). Immediately prior to the completion of the Equity Offering, Tenet held 8,301,067 shares of the Company’s common stock. The Equity Offering consisted of 9,000,000 newly issued shares of common stock sold by the Company and 8,301,067 shares of the Company’s common stock owned and sold by Tenet, all priced at $11.00 per share. After the Equity Offering, Tenet held no shares of the Company’s common stock. The net proceeds received by the Company from its sale of its newly issued common stock were $93.6 million and were used to repay outstanding indebtedness, including the indebtedness incurred by the Company to invest in the THI Transaction.

Agreement of Indemnity—Third-Party Leases and Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party lease obligations and third party guarantee agreements to Kindred. The Company believes that the aggregate exposure under its third party lease obligations is approximately $31.2 million. The Company believes that it has no material exposure under the third party guarantee agreements. See “Note 11—Commitments and Contingencies” to the Consolidated Financial Statements.

Other

In the fourth quarter of 2000, the Company recorded a $96.5 million charge related to the United States Settlement. Under the United States Settlement, the Company was required to pay $103.6 million to the federal government, of which $34.0 million was paid on April 20, 2001, the date the Final Plan became effective. The balance of $69.6 million bore interest at 6% per annum and was payable in equal quarterly installments over a five-year term commencing on June 30, 2001. The charge in the fourth quarter of 2000 was discounted for accounting purposes based on an imputed borrowing rate of 10.75%. The Company was required to pay $16.2 million in principal and interest in 2003 under the United States Settlement. On June 30, 2003, the Company prepaid in full the principal amount owed on the United States Settlement. There was no prepayment penalty or other charges payable on account of the early repayment.

The Company has outstanding loans with interest provisions of approximately $3.8 million, net of repayments, to certain current and former executive officers of the Company to finance the income taxes payable by them as a result of the vesting of common stock of the Company awarded as compensation to such officers and the 1998 Spin Off. The loans are payable over periods ranging from a four to a ten year period beginning in each case on the date such loan was made. See “Note 15—Related Party Transactions” to the Consolidated Financial Statements.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods.

	Payments due by Period
	Total	2004	2005	2006		2007	2008	Thereafter
Long-Term Debt obligations(1) (2)	$905,780	$44,238	$48,338	$257,847	(3)	$91,475	$32,508	$431,374	(4)
Obligations under the 2003-2008 Swap(2)	27,868	13,258	8,442	4,428		1,511	229	—
ElderTrust Transaction obligation(5)	100,607	100,607
Brookdale Transaction obligation	111,880	111,880

Total	$1,146,135	$269,983	$56,780	$262,275		$92,986	$32,737	$431,374

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the 2003-2008 Swap were based on forward rates obtained as of December 31, 2003.
(3)	Includes a $206 million balloon payment due December 2006 on the CMBS Loan.
(4)	Consists of the maturity of $174.2 million of Senior Notes due in April 2009 and $191.8 million of Senior Notes due 2012.
(5)	This amount represents the equity portion of the ElderTrust Transaction which was consummated on February 5, 2004.

In connection with the Company’s spin off of Kindred in 1998, the Company assigned its former third party lease obligations to Kindred (the “Third Party Leases”). Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases. The Company does not expect to incur any liability under the Third Party Leases. However, there can be no assurance Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Leases. See “Note 11—Commitments and Contingencies” to the Consolidated Financial Statements.

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

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

ITEMS 10, 11, 12, 13 AND 14.    Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services

The information required by these Items is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K which includes the required information; however, certain information required by Item 10 is included in “Note 15—Related Party Transactions” to the Consolidated Financial Statements.

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

3.	Index to Exhibits:

Exhibit Number	Description of Document

2.1.1	Agreement and Plan of Merger, dated as of November 19, 2003, by and among Ventas, Inc., Ventas Sub, LLC and ElderTrust (incorporated herein by reference to Exhibit 2.1 to the Company’s Form
8-K filed November 21, 2003).

3.1.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3 to the Company’s Form 10-Q for the quarterly period ended September 30, 1995).

3.1.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

3.2	Third Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 1998).

4.2.1	Letter Agreement, dated June 24, 2003, by and between the Company and Cohen & Steers Capital Management, Inc. relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

4.3.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-65642, as amended).

4.3.2	First Supplement to the Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan (incorporated herein by reference to the Prospectus Supplement dated March 11, 2002 to the Prospectus dated January 23, 2002 filed pursuant to Rule 424(b)(5) and part of the Company’s Registration Statement on Form S-3, Registration No. 333-65642).

Exhibit Number	Description of Document

4.4	Registration Rights Agreement, dated as of September 30, 1999, between the Company and Debra A. Cafaro (incorporated herein by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-3, Registration No. 333-101598, as amended).

4.5.1	Indenture, dated as of April 17, 2002, among Ventas Realty, Ventas Capital Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee, relating to the 2009 Senior Notes (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed April 24, 2002).

4.5.2	Supplemental Indenture, dated as of October 11, 2002, by and among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 16, 2002).

4.5.3	Supplemental Indenture, dated as of November 25, 2002, by and among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company, Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 26, 2002).

4.5.4	Supplemental Indenture, dated as of February 20, 2004, by and among the newly-acquired Restricted Subsidiaries of the Company listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company, Ventas L.P. Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, LLC, as Guarantors, and U.S. Bank National Association, as Trustee.

4.6.1	Indenture, dated as of April 17, 2002, among Ventas Realty, Ventas Capital Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee relating to the 2012 Senior Notes (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed April 24, 2002).

4.6.2	Supplemental Indenture, dated as of October 11, 2002, by and among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed October 16, 2002).

4.6.3	Supplemental Indenture, dated as of November 25, 2002, by and among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company, Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed November 26, 2002).

4.6.4	Supplemental Indenture, dated as of February 20, 2004, by and among the newly-acquired Restricted Subsidiaries of the Company listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital Corporation, as Issuers, the Company, Ventas L.P. Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, LLC, as Guarantors, and U.S. Bank National Association, as Trustee.

4.7.1	Loan and Security Agreement, dated as of December 12, 2001, between Ventas Finance I, LLC, as Borrower, and Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed January 2, 2002).

Exhibit Number	Description of Document

4.7.2	Form of Assignment of Leases and Rents, dated as of December 12, 2001, by Ventas Finance I, LLC, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed January 2, 2002).

4.7.3	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 12, 2001, by Ventas Finance I, LLC, as Trustor, to first American Title Insurance Company, as Trustee, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Beneficiary (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed January 2, 2002).

4.7.4	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 12, 2001, by Ventas Finance I, LLC, as Mortgagor, to Merrill Lynch Mortgage Lending, Inc., as Mortgagee (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K filed January 2, 2002).

4.7.5	Letter Agreement, dated December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to the Company and Ventas Finance I, LLC, regarding the use of certain insurance proceeds received in connection with a casualty to a collateral property under the Loan and Security Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form 8-K filed January 2, 2002).

4.7.6	Letter Agreement, dated as of December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to JP Morgan Chase Bank, as Senior Collateral Agent and Junior Collateral Agent under various credit agreements with Kindred Healthcare, Inc., and Ventas Finance I, LLC, as Landlord, concerning various notice requirements regarding the collateral property under the Loan and Security Agreement (incorporated herein by reference to Exhibit 4.6 to the Company’s Form 8-K filed January 2, 2002).

4.7.7	Letter Agreement, dated as of December 12, 2001, from Merrill Lynch Mortgage Lending, Inc. to Ventas Realty and Ventas Finance I, LLC concerning various rent reset rights under the Kindred Master Lease Agreement among Ventas Finance I, LLC, as Landlord, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenants (incorporated herein by reference to Exhibit 4.7 to the Company’s Form 8-K filed January 2, 2002).

4.7.8	Collateral Assignment of Interest Rate Protection Agreement, dated as of December 12, 2001, by Ventas Finance I, LLC, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee (incorporated herein by reference to Exhibit 4.8 to the Company’s Form 8-K filed January 2, 2002).

4.7.9	Mortgage Loan Purchase Agreement, dated as of December 12, 2001, between Ventas Specialty I, LLC, as Purchaser, and Merrill Lynch Mortgage Lending, Inc., as Seller (incorporated herein by reference to Exhibit 4.9 to the Company’s Form 8-K filed January 2, 2002).

4.7.10	Promissory Note, dated as of December 12, 2001, from Ventas Finance I, LLC as Borrower, to Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.10 to the Company’s Form 8-K filed January 2, 2002).

4.7.11	Form of Subordination, Non-Disturbance and Attornment Agreement, dated as of December 12, 2001, by and among Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant, Ventas Finance I, LLC, as Landlord, and Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.11 to the Company’s Form 8-K filed January 2, 2002).

4.7.12	Trust and Servicing Agreement, dated as of December 12, 2001, among Ventas Specialty I, LLC, as Depositor, First Union National Bank, as Servicer and Special Servicer, LaSalle Bank National Association, as Trustee and as Tax Administrator, and ABN Amro Bank N.V., as Fiscal Agent (incorporated herein by reference to Exhibit 4.13 to the Company’s Form 8-K filed January 2, 2002).

Exhibit Number	Description of Document

4.7.13	Cash Management Agreement, dated as of December 12, 2001, among Ventas Finance I, LLC, as Borrower, Merrill Lynch Mortgage Lending, Inc., as Lender, and First Union National Bank, as Agent (incorporated herein by reference to Exhibit 4.12 to the Company’s Form 8-K filed January 2, 2002).

4.7.14	Environmental Indemnity Agreement, dated as of December 12, 2001, by Ventas Finance I, LLC, as Borrower, and the Company, as Guarantor, in favor of Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.14 to the Company’s Form 8-K filed January 2, 2002).

4.7.15	Exceptions to Non-recourse Guaranty, dated as of December 12, 2001, by the Company, as Guarantor, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Lender (incorporated herein by reference to Exhibit 4.15 to the Company’s Form 8-K filed January 2, 2002).

4.7.16	Certificate Purchase Agreement, dated as of December 4, 2001, by Ventas Specialty I, LLC and the Company to Merrill Lynch Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 4.16 to the Company’s Form 8-K filed January 2, 2002).

4.7.17	Schedule of Agreements Substantially Identical in all Material Respects to Agreements filed as Exhibits 4.7.2, 4.7.3, 4.7.4 and 4.7.11 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 4.2.17 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.1	Agreement and Plan of Reorganization between the Company and Kindred, Inc. dated as of April 30, 1998 (incorporated herein by reference to Exhibit 10.4.1 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.2	Distribution Agreement between Kindred, Inc. and the Company dated as of April 30, 1998 (incorporated herein by reference to Exhibit 10.4.2 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.3.1	Tax Allocation Agreement, dated as of April 30, 1998, by and between the Company and Kindred, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.1.3.2	Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement, dated as of April 20, 2001, by and between Kindred, Inc., on behalf of itself and each of its subsidiaries, and the Company, on behalf of itself and each of Ventas Realty and Ventas LP, Realty, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed April 24, 2001).

10.1.3.3	Cash Escrow Agreement, dated as of April 20, 2001, by and among Kindred, Inc., the Company and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 10.4.3.3 to the Company’s Form 10-K for the year ended December 31, 2001).

10.1.4.1	Agreement of Indemnity—Third Party Leases, dated April 30, 1998, by and between Kindred, Inc. and its subsidiaries and the Company (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.1.4.2	Agreement of Indemnity—Third Party Contracts, dated April 30, 1998, by and between Kindred, Inc. and its subsidiaries and the Company (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.2.1.1	Amended and Restated Master Lease Agreement No. 1, dated as of April 20, 2001, for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed April 24, 2001).

Exhibit Number	Description of Document

10.2.1.2	Schedule of Agreements Substantially Identical in all Material Respects to the Agreement filed as Exhibit 10.2.1.1 to this filing, pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed April 24, 2001).

10.2.1.3	Termination of Memorandum of Lease dated as of June 21, 2002 by and among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty relating to Northern Virginia Community Hospital, Arlington, Virginia (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

10.2.2.1	Lease Severance and Amendment Agreement, dated as of December 12, 2001, by and among Kindred Healthcare, Inc., as Tenant, Kindred Healthcare Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 2, 2002).

10.2.2.2	Master Lease Agreement, dated as of December 12, 2001, by and among Ventas Realty, as Lessor, and Kindred Healthcare, Inc., and Kindred Healthcare Operating, Inc., as Tenants (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 2, 2002).

10.2.3.1	Agreement for Sale of Real Estate and Master Lease Amendments, dated May 14, 2003, between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.3.2	Master Lease No. 1 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.3.3	Master Lease No. 2 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.3.4	Master Lease No. 3 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.2.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.3.5	Master Lease No. 4 Partial Lease Termination Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.2.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.4.1	Master Lease No. 1 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.4.2	Master Lease No. 2 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.3.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

Exhibit Number	Description of Document

10.2.4.3	Master Lease No. 3 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.4.4	Master Lease No. 4 Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated herein by reference to Exhibit 10.3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.2.4.5	CMBS Master Lease Amendment Agreement, dated as of June 30, 2003, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC (incorporated herein by reference to Exhibit 10.3.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.3.1	Agreement for Sale of Real Estate and Master Lease Amendments, dated November 5, 2003, between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Operating, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 10, 2003).

10.4.1	Second Amended and Restated Credit, Security and Guaranty Agreement, dated as of April 17, 2002, among Ventas Realty, as borrower, the Company and certain subsidiaries of the Company identified therein, as guarantors, the lenders identified therein, including Bank of America, N.A., as Issuing Bank for the Letters of Credit thereunder, Bank of America, N.A., as Administrative Agent, and UBS Warburg LLC, as Syndication Agent (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed April 24, 2002).

10.4.2	Amendment No. 1, dated as of June 10, 2003, by and among Ventas Realty, Limited Partnership, the Company, and certain subsidiaries of the Company identified therein and Bank of America, N.A., as Administrative Agent for the lenders identified therein to the Second Amended and Restated Credit, Security and Guaranty Agreement, dated as of April 17, 2002, among Ventas Realty, as borrower, the Company and certain subsidiaries of the Company identified therein, as guarantors, the lenders identified therein, including Bank of America, N.A., as Issuing Bank for the Letters of Credit thereunder, Bank of America, N.A., as Administrative Agent, and UBS Warburg LLC, as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.4.3	Amended and Restated Mortgage, Security Agreement and Assignment of Rents, dated as of April 17, 2002, by Ventas Realty, as Mortgagor, to Bank of America, N.A., Administrative Agent, as Mortgagee (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K filed April 24, 2002).

10.4.4	Amended and Restated Deed of Trust and Security Agreement, dated as of April 17, 2002, made by Ventas Realty, as Grantor, to Rhonda C. Bundy, as Trustee, for the benefit of Bank of America, N.A., Administrative Agent, as Beneficiary (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K filed April 24, 2002).

10.4.5	Assignment of Leases and Rents, dated as of April 17, 2002, from Ventas Realty, Assignor, to Bank of America, N.A., Administrative Agent, Assignee (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K filed April 24, 2002).

10.4.6	Schedule of Agreements Substantially Identical in All Material Respects to Agreements Filed as Exhibits 10.4.3, 10.4.4 and 10.4.5 pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 99.7 to the Company’s Form 8-K filed April 24, 2002).

Exhibit Number	Description of Document

10.5.1.1	ISDA Master Agreement, dated September 28, 2001, between Bank of America, N.A. and Ventas Realty (incorporated herein by reference to Exhibit 10.25.1 to the Company’s Form 10-K for the year ended December 31, 2001).

10.5.1.2	Letter Agreement, dated October 25, 2001, between Bank of America, N.A. and Ventas Realty (incorporated herein by reference to Exhibit 10.25.2 to the Company’s Form 10-K for the year ended December 31, 2001).

10.5.2.1	ISDA Master Agreement, dated as of December 11, 2001, between Banc of America Financial Products, Inc. and Ventas Finance I, LLC (incorporated herein by reference to Exhibit 10.24.1 to the Company’s Form 10-K for the year ended December 31, 2001).

10.5.2.2	Letter Agreement between Ventas Finance I, LLC and Banc of America Financial Products, Inc., dated December 11, 2001 (incorporated herein by reference to Exhibit 10.24.2 to the Company’s Form 10-K for the year ended December 31, 2001).

10.5.2.3	Letter Agreement between Ventas Realty and Bank of America, N.A., dated December 11, 2001 (incorporated herein by reference to Exhibit 10.24.3 to the Company’s Form 10-K for the year ended December 31, 2001).

10.6.1.1	Purchase and Sale Agreement, dated as of November 1, 2002, by and between Ventas Realty, as Buyer, and Trans Healthcare of Ohio, Inc., as Seller (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 8-K filed November 18, 2002).

10.6.1.2	First Amendment to Purchase Agreement, dated as of April 28, 2003, by and between Ventas Realty, Limited Partnership and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein (incorporated herein by reference to Exhibit 10.4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.6.1.3	Master Lease Agreement, dated as of November 1, 2002, between Ventas Realty, as Landlord, and the Tenants named therein (incorporated herein by reference to Exhibit 10.1.2 to the Company’s Form 8-K filed November 18, 2002).

10.6.1.4	First Amendment to Master Lease Agreement, dated as of April 28, 2003, by and between Ventas Realty, Limited Partnership, and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC (incorporated herein by reference to Exhibit 10.4.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

10.6.1.5	Second Amendment to Master Lease Agreement, dated as of September 30, 2003, by and between Ventas Realty, Limited Partnership, and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC (incorporated herein by reference to Exhibit 10.1.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.2.1	Loan Agreement, dated as of November 1, 2002, among Ventas Realty, as Lender, and the Borrowers named therein (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Form 8-K filed November 18, 2002).

Exhibit Number	Description of Document

10.6.2.2	Resizing and First Amendment to Loan Documents, dated as of December 27, 2002, by and among Ventas TRS, as Lender, the Mortgage Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein, as Guarantors (incorporated herein by reference to Exhibit 10.5.2.2 to the Company’s Form 10-K for the year ended December 31, 2002).

10.6.2.3	Promissory Note, dated as of November 1, 2002, from certain Borrowers named therein, to Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Form 8-K filed November 18, 2002).

10.6.2.4	Guaranty of Recourse Obligations, dated as of November 1, 2002, by the Guarantors named therein, for the benefit of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Form 8-K filed November 18, 2002).

10.6.2.5	Assignment of Leases, Rents, and Contracts, dated as of November 1, 2002, by the Borrowers named therein, to Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.4 to the Company’s Form 8-K filed November 18, 2002).

10.6.2.6	Open-End Fee and Leasehold Mortgage and Security Agreement, dated as of November 1, 2002, by the Borrowers named therein, for the benefit of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.5 to the Company’s Form 8-K filed November 18, 2002).

10.6.2.7	Deed of Trust and Security Agreement, dated as of November 1, 2002, by the Borrowers named therein, to Brian Lobuts, as Trustee for the benefit of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.2.6 to the Company’s Form 8-K filed November 18, 2002).

10.6.2.8	Schedule of Agreements Substantially Identical in All Material Respects to Agreements Filed as Exhibits 10.6.2.5, 10.6.2.6 and 10.6.2.7 pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated herein by reference to Exhibit 10.2.7 to the Company’s Form 8-K filed November 18, 2002).

10.6.3.1	Mezzanine Loan Agreement, dated as of November 1, 2002, among Ventas Realty, as Lender, and the Borrowers named therein (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Form 8-K filed November 18, 2002).

10.6.3.2	Second Amendment to Mezzanine Loan Agreement, dated as of September 30, 2003, by and between Ventas Realty, Limited Partnership and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.3.3	Resizing and First Amendment to Loan Documents, dated as of December 27, 2002, by and among Ventas Realty, as Mezzanine Lender, the Mezzanine Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein, as Guarantors (incorporated herein by reference to Exhibit 10.5.3.2 to the Company’s Form 10-K for the year ended December 31, 2002).

10.6.3.4	Promissory Note, dated as of November 1, 2002, from the Mezzanine Borrowers named therein to Ventas Realty, as Mezzanine Lender (incorporated herein by reference to Exhibit 10.3.2 to the Company’s Form 8-K filed November 18, 2002).

10.6.3.5	Guaranty, dated as of November 1, 2002, by Trans Healthcare, Inc, and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.3.3 to the Company’s Form 8-K filed November 18, 2002).

10.6.3.6	First Amendment to Guaranty, dated as of April 28, 2003, by and between Ventas Realty, Limited Partnership and Trans Healthcare of Ohio, Inc. (incorporated herein by reference to Exhibit 10.1.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

Exhibit Number		Description of Document

10.6.3.7		Second Amendment to Guaranty, dated as of September 30, 2003, by and between Ventas Realty, Limited Partnership and Trans Healthcare of Ohio, Inc. (incorporated herein by reference to Exhibit 10.4.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.3.8		Guarantor Pledge and Security Agreement, dated as of November 1, 2002, by Trans Healthcare, Inc, and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lender (incorporated herein by reference to Exhibit 10.3.4 to the Company’s Form 8-K filed November 18, 2002).

10.6.3.9		Mezzanine Pledge and Security Agreement, dated as of November 1, 2002, by THI of Ohio SNFS, LLC, THI of Maryland SNFS I, LLC, and THI of Maryland SNFS II, LLC, as Pledgors, in favor of Ventas Realty, as Secured Party (incorporated herein by reference to Exhibit 10.3.5 to the Company’s Form 8-K filed November 18, 2002).

10.6.4.1		Purchase and Sale Agreement, dated December 27, 2002, by and between Ventas TRS and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.5.4.1 to the Company’s Form 10-K for the year ended December 31, 2002).

10.6.4.2		General Assignment, dated as of December 27, 2002, by Ventas TRS to General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.5.4.2 to the Company’s Form 10-K for the year ended December 31, 2002).

10.6.4.3		Intercreditor Agreement, dated as of December 27, 2002, by and between General Electric Capital Corporation, as Senior Lender, and Ventas Realty, as Mezzanine Lender (incorporated herein by reference to Exhibit 10.5.4.3 to the Company’s Form 10-K for the year ended December 31, 2002).

10.7		Waiver Agreement, dated as of August 13, 2001, by and among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.8		First Amended and Restated Agreement of Limited Partnership, executed and delivered by the Company and Ventas LP Realty, L.L.C., dated as of January 31, 2000 (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 8-K filed February 8, 2000).

10.9		Form of Assignment and Assumption of Lease Agreement between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31, 1990 (incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 1995).

10.10		Amended and Restated Guarantee Reimbursement Agreement, dated as of April 28, 1998, among Kindred, Inc., Kindred Healthcare, Inc. and Tenet Healthcare Corporation, Inc. (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 1999).

10.11.1.1	*	1987 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 033-30212, as amended).

10.11.1.2	*	Amendment to the 1987 Non-Employee Directors Stock Option Plan, dated April 30, 1998 (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.11.2.1	*	Ventas, Inc. 2000 Stock Option Plan for Directors (incorporated herein by reference to the Exhibit A to the Company’s definitive proxy statement on Schedule 14A dated April 18, 2000).

Exhibit Number	Description of Document

10.11.2.2*	Amendment No. 1 to the Ventas, Inc. 2000 Stock Option Plan for Directors (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of Ventas, Inc., Registration No. 333-107951).

10.11.3*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, Registration No. 333-15171).

10.12.1.1*	1987 Incentive Compensation Program (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 033-30212, as amended).

10.12.1.2*	Amendment to the 1987 Incentive Compensation Program, dated May 15, 1991 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 033-90949, as amended).

10.12.1.3*	Amendment to the 1987 Incentive Compensation Program, dated May 18, 1994 (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1994).

10.12.1.4*	Amendment to the 1987 Incentive Compensation Program, dated February 15, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1994).

10.12.1.5*	Amendment to the 1987 Incentive Compensation Program, dated September 27, 1995 (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 1995).

10.12.1.6*	Amendment to the 1987 Incentive Compensation Program, dated May 15, 1996 (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 1996).

10.12.1.7*	Amendment to 1987 Incentive Compensation Program, dated April 30, 1998 (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.12.1.8*	Amendment to the 1987 Incentive Compensation Program, dated December 31, 1998 (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 1998).

10.12.2*	Ventas, Inc. 2000 Incentive Compensation Plan (incorporated herein by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A dated April 18, 2000).

10.13*	Ventas, Inc. Common Stock Purchase Plan for Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

10.14	Form of Indemnification Agreement for directors of TheraTx (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, Registration No. 033-78784).

10.15*	Directors and Officers Insurance and Company Reimbursement Policies (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 1995).

10.16.1*	Employment Agreement, dated March 5, 1999, between the Company and Debra A. Cafaro (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1999).

Exhibit Number	Description of Document

10.16.2.1*	Employment Agreement, dated as of July 31, 1998, between the Company and T. Richard Riney (incorporated herein by reference to Exhibit 10.15.2.1 to the Company’s Form 10-K for the year ended December 31, 2002).

10.16.2.2*	Amendment to Employment Agreement, dated as of September 30, 1999, between the Company and T. Richard Riney (incorporated herein by reference to Exhibit 10.15.2.2 to the Company’s Form 10-K for the year ended December 31, 2002).

10.16.2.3*	Change-in-Control Severance Agreement, dated as May 1, 1998, between the Company and
T. Richard Riney (incorporated herein by reference to Exhibit 10.15.2.3 to the Company’s Form 10-K for the year ended December 31, 2002).

10.16.2.4*	Amendment to Change-in-Control Severance Agreement, dated as of September 30, 1999, between the Company and T. Richard Riney (incorporated herein by reference to Exhibit 10.15.2.4 to the Company’s Form 10-K for the year ended December 31, 2002).

10.16.3*	Employment Agreement, dated as of December 2, 2002, between the Company and Richard A. Schweinhart (incorporated herein by reference to Exhibit 10.15.3 to the Company’s Form 10-K for the year ended December 31, 2002).

10.16.4*	Employment Agreement dated September 18, 2002 by and between the Company and Raymond J. Lewis (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002).

10.16.5.1*	Employment Agreement, dated May 6, 2000, by and between the Company and Brian K. Wood (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

10.16.5.2*	First Amendment to Employment Agreement, dated January 2, 2002, between Brian K. Wood and the Company (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001).

10.17*	Separation and Release Agreement dated July 22, 2002 by and between the Company and John C. Thompson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002).

10.18.1*	Resignation and Release Agreement, dated January 28, 2003, between the Company and
W. Bruce Lunsford (incorporated herein by reference to Exhibit 10.17.1 to the Company’s Form 10-K for the year ended December 31, 2002).

10.18.2*	Promissory Note entered into as of June 15, 1998, by and between Ventas Realty and W. Bruce Lunsford (incorporated herein by reference to Exhibit 10.17.2 to the Company’s Form 10-K for the year ended December 31, 2002).

10.18.3*	Amendment to Promissory Note entered into as of December 31, 1998, by and between Ventas Realty and W. Bruce Lunsford (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 1998).

12	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of Independent Auditors.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of the Company, pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

Exhibit Number	Description of Document

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of the Company, pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K:

On October 3, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that it was issuing its third quarter 2003 earnings on Monday evening, October 27, 2003 and that a conference call to discuss those earnings was being held on Tuesday, October 28, 2003 at 10:00 a.m. Eastern Time.

On October 28, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 12, the Company’s results of operation and financial condition as of and for the quarter ended September 30, 2003.

On November 5, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer, Debra A. Cafaro and Senior Vice President and Chief Financial Officer, Richard A. Schweinhart, were making a presentation regarding the Company at the CIBC World Markets Fourteenth Annual Healthcare Conference on Tuesday, November 11, 2003 at 8:00 a.m. Eastern Time in New York.

On November 11, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that it had reached an agreement to sell ten of its facilities to Kindred.

On November 11, 2003, the Company filed a Current Report on Form 8-K describing the Agreement for Sale of Real Estate and Master Lease Amendments, dated November 5, 2003, between the Company, Kindred and Kindred Healthcare Operating, Inc.

On November 21, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that the Company and ElderTrust had entered into a definitive merger agreement for the Company to acquire all of the outstanding common shares of ElderTrust for $12.50 per share, in an all cash transaction valued at $184 million.

On November 21, 2003, the Company filed a Current Report on Form 8-K describing the Agreement and Plan of Merger, dated November 19, 2003, by and among the Company, Ventas Sub, LLC, a wholly owned subsidiary of the Company and ElderTrust.

On December 1, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer, Debra A. Cafaro and Senior Vice President and Chief Financial Officer, Richard A. Schweinhart, will make a presentation regarding the Company at the Merrill Lynch Health Services Investor Conference on Wednesday, December 3, 2003 at 8:30 a.m. Eastern Time in New York.

On December 15, 2003, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that it had completed the previously announced sale of ten of its underperforming facilities to Kindred, which leased and operated those facilities prior to the sale.

On December 16, 2003, the Company filed a Current Report on Form 8-K announcing that it had completed the previously announced sale of ten of its underperforming facilities to Kindred. Additionally, the Company announced that it had reduced the notional amount of its interest rate swap from $450 million to $330 million, effective from December 11, 2003 through June 30, 2006.

On January 8, 2004, the Company filed a Current Report on Form 8-K announcing that beginning with its 2004 first quarter dividend, it will offer a two percent discount on the purchase price of its stock to shareholders who reinvest their dividends and/or make optional cash purchases of the Company’s common stock through the Company’s Distribution Reinvestment and Stock Purchase Plan.

On January 21, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that it was issuing its fourth quarter 2003 and year-end earnings on Thursday evening, February 26, 2004 and that a conference call to discuss those earnings was being held on Friday, February 27, 2004 at 10:00 a.m. Eastern Time.

On January 21, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer Debra A. Cafaro and Senior Vice President and Chief Financial Officer Richard A. Schweinhart was making a presentation regarding the Company at the UBS Global Healthcare Services Conference in New York on Monday, February 2, 2004 at 1:30 p.m. Eastern Time.

On January 30, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that it had agreed to acquire 14 independent living and assisted living facilities for $115 million.

On February 5, 2004, the Company filed a Current Report on Form 8-K announcing that it had completed the previously announced acquisition of ElderTrust in an all cash transaction valued at $184 million.

On February 10, 2004, the Company filed a Current Report on Form 8-K announcing that on January 29, 2004, it had entered into 14 definitive purchase agreements with certain affiliates of Brookdale Living Communities, Inc. to purchase a total of 14 independent living or assisted living facilities for an aggregate purchase price of $115 million.

On February 26, 2004, the Company filed a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer, Debra A. Cafaro and Chief Investment Officer and Senior Vice President, Raymond J. Lewis, will make a presentation regarding the Company at the Smith Barney 2004 REIT CEO Conference in Florida on Tuesday, March 2, 2004 at 8:45 a.m. Eastern Time.

On February 26, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Items 9 and 12, the Company’s results of operation and financial condition as of and for the quarter and year ended December 31, 2003.

Item 15(a) Financial Statements and Supplemental Data

Ventas, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for gains and losses on extinguishment of debt in 2003, changed its method of accounting for disposal of long-lived assets in 2002, and changed its method of accounting for derivative instruments in 2001.

/s/ Ernst & Young LLP

Chicago, Illinois

February 5, 2004

VENTAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except per share amounts)

	2003	2002
Assets
Real estate investments:
Land	$104,300	$119,559
Building and improvements	985,881	1,101,847

	1,090,181	1,221,406
Accumulated depreciation	(408,891)	(409,132)

Total net real estate property	681,290	812,274
Loan receivable, net	16,455	16,528

Total net real estate investments	697,745	828,802
Cash and cash equivalents	82,104	2,455
Restricted cash	7,575	19,953
Investment in Kindred Common Stock	—	16,713
Deferred financing costs, net	13,465	17,704
Notes receivable from employees	3,772	4,139
Other	8,189	6,014

Total assets	$812,850	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$640,562	$707,709
United States Settlement	—	43,992
Securities settlement due (purchase of Senior Notes)	—	37,366
Deferred revenue	15,308	18,883
Interest rate swap agreements	27,868	47,672
Accrued dividend	21,614	16,596
Accrued interest	5,821	7,237
Accounts payable and other accrued liabilities	14,562	25,402
Other liabilities—disputed tax refunds and accumulated interest	406	14,156
Deferred income taxes	30,394	30,394

Total liabilities	756,535	949,407

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; issued 82,608 shares in 2003 and 2002	20,652	20,652
Capital in excess of par value	162,466	191,779
Unearned compensation on restricted stock	(748)	(793)
Accumulated other comprehensive income (loss)	(18,294)	(26,116)
Retained earnings (deficit)	(56,790)	(134,279)

	107,286	51,243
Treasury stock—1,817 shares in 2003 and 3,730 shares in 2002	(50,971)	(104,870)

Total stockholders’ equity (deficit)	56,315	(53,627)

Total liabilities and stockholders’ equity (deficit)	$812,850	$895,780

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
Revenues:
Rental income	$191,232	$175,950	$170,612
Interest income from loan receivable	3,036	995	—
Gain on sale of Kindred Common Stock	9,039	5,014	15,425
Interest and other income	1,696	1,178	4,004

Total revenues	205,003	183,137	190,041

Expenses:
General and administrative	12,724	9,763	10,244
Professional fees	2,434	3,150	4,658
Amortization of restricted stock grants	1,274	1,853	1,734
Depreciation	39,720	38,459	38,223
Net loss on swap breakage	5,168	5,407	—
Swap ineffectiveness	296	1,850	—
Loss on extinguishment of debt	84	11,077	1,322
Interest	61,790	71,027	80,197
Interest on United States Settlement	4,943	5,461	4,592
Reversal of contingent liability	(20,164)	—	—

Total expenses	108,269	148,047	140,970

Income before provision (benefit) for income taxes, gain on disposal of real estate assets and discontinued operations	96,734	35,090	49,071
Provision (benefit) for income taxes	—	(2,200)	2,499

Income before gain on disposal of real estate assets and discontinued operations	96,734	37,290	46,572
Net gain on real estate disposals	—	64	290

Income before discontinued operations	96,734	37,354	46,862
Discontinued operations	66,019	28,352	3,704

Net income	$162,753	$65,706	$50,566

Earnings per common share:
Basic:
Income before discontinued operations	$1.22	$0.54	$0.69
Net income	$2.05	$0.95	$0.74
Diluted:
Income before discontinued operations	$1.21	$0.53	$0.68
Net income	$2.03	$0.93	$0.73
Weighted average number of shares outstanding, basic	79,340	69,336	68,409
Weighted average number of shares outstanding, diluted	80,094	70,290	69,363

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Unearned Compensation On Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2001	$18,402	$132,228	$(1,338)	$—	$(121,323)	$(145,483)	$(117,514)
Comprehensive Income
Net income	—	—	—	—	50,566	—	50,566
Cumulative effect from change in accounting for derivatives	—	—	—	17,476	—	—	17,476
Unrealized loss on interest rate swaps	—	—	—	(23,301)	—	—	(23,301)
Unrealized gain on Kindred Common Stock	—	—	—	41,999	—	—	41,999

Comprehensive Income							86,740
Dividends to common stockholders — $0.92 per share	—	—	—	—	(63,331)	—	(63,331)
Proceeds from issuance of shares for Stock Plans, net	—	(3,383)	—	—	—	3,936	553
Grant of restricted stock	—	(6,377)	(1,396)	—	—	8,517	744
Amortization of restricted stock grants	—	—	1,734	—	—	—	1,734

Balance at December 31, 2001	18,402	122,468	(1,000)	36,174	(134,088)	(133,030)	(91,074)
Comprehensive Income
Net income	—	—	—	—	65,706	—	65,706
Unrealized loss on interest rate swaps	—	—	—	(55,957)	—	—	(55,957)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the year	—	—	—	30,137	—	—	30,137
Unrealized loss on Kindred Common Stock	—	—	—	(31,456)	—	—	(31,456)
Reclassification adjustment for realized gain on Kindred Common Stock included in net income during the year	—	—	—	(5,014)	—	—	(5,014)

Comprehensive Income							3,416
Dividends to common stockholders — $0.95 per share	—	—	—	—	(65,897)	—	(65,897)
Proceeds from issuance of shares for offering, net	2,250	91,363	—	—	—	—	93,613
Proceeds from issuance of shares for Stock Plans, net	—	(18,627)	—	—	—	22,344	3,717
Grant of restricted stock, net of forfeitures	—	(3,425)	(1,646)	—	—	5,816	745
Amortization of restricted stock grants	—	—	1,853	—	—	—	1,853

Balance at December 31, 2002	20,652	191,779	(793)	(26,116)	(134,279)	(104,870)	(53,627)
Comprehensive Income
Net income	—	—	—	—	162,753	—	162,753
Unrealized loss on interest rate swaps	—	—	—	(8,226)	—	—	(8,226)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the year	—	—	—	21,577	—	—	21,577
Unrealized gain on Kindred Common Stock	—	—	—	3,510	—	—	3,510
Reclassification adjustment for realized gain on Kindred Common Stock included in net income during the year	—	—	—	(9,039)	—	—	(9,039)

Comprehensive Income							170,575
Dividends to common stockholders—$1.07 per share	—	—	—	—	(85,264)	—	(85,264)
Proceeds from issuance of shares for Stock Plans, net	—	(26,636)	—	—	—	49,420	22,784
Grant of restricted stock, net of forfeitures	—	(2,677)	(1,229)	—	—	4,479	573
Amortization of restricted stock grants	—	—	1,274	—	—	—	1,274

Balance at December 31, 2003	$20,652	$162,466	$(748)	$(18,294)	$(56,790)	$(50,971)	$56,315

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

($’s In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$162,753	$65,706	$50,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations)	41,943	42,107	42,038
Amortization of deferred financing costs	4,095	3,706	2,332
Amortization of restricted stock grants	1,274	1,853	1,734
Reversal of contingent liability	(20,164)	—	—
Normalized rents	(108)	(188)	2
Gain on sale of assets (including amounts in discontinued operations)	(60,820)	(28,528)	(15,715)
Loss on impairment of assets (included in discontinued operations)	845	—	—
Loss on extinguishment of debt	84	11,077	1,322
Amortization of deferred revenue	(3,707)	(2,711)	(1,673)
Net loss on swap breakage	5,168	5,407	—
Swap ineffectiveness	296	1,850	—
Other	(508)	174	49
Changes in operating assets and liabilities:
Decrease in restricted cash	12,378	820	6,120
Increase in accounts receivable and other assets	(1,892)	(1,338)	(1,400)
Increase (decrease) in accounts payable and accrued and other liabilities	(4,271)	16,450	(5,482)

Net cash provided by operating activities	137,366	116,385	79,893
Cash flows from investing activities:
Purchase of furniture and equipment	(258)	(308)	(1,117)
Investment in real estate property	—	(53,000)	—
Investment in loan receivable	—	(64,931)	—
Proceeds from sale of loan receivable, net	—	49,033	—
Sale of real estate properties	139,164	28,620	670
Proceeds from sale of Kindred Common Stock	20,223	6,950	3,420
Proceeds from loan receivable	205	—	—
Repayment (issuance) of notes receivable from employees	367	(504)	(213)

Net cash provided by (used in) investing activities	159,701	(34,140)	2,760
Cash flows from financing activities:
Net change in borrowings under revolving line of credit	(59,900)	(101,301)	—
Proceeds from debt	—	620,300	225,000
Purchase of Senior Notes	(37,366)	—	—
Repayment of debt	(7,247)	(18,590)	(263,017)
Repayment of debt through refinancing	—	(607,106)	—
Payment of swap breakage fee	(8,575)	(12,837)	—
Payment of deferred financing costs	(40)	(15,127)	(6,932)
Payment on the United States Settlement	(46,647)	(10,755)	(41,746)
Issuance of common stock	22,604	97,155	503
Cash distribution to stockholders	(80,247)	(50,125)	(65,266)

Net cash used in financing activities	(217,418)	(98,386)	(151,458)

Net increase (decrease) in cash and cash equivalents	79,649	(16,141)	(68,805)
Cash and cash equivalents at beginning of year	2,455	18,596	87,401

Cash and cash equivalents at end of year	$82,104	$2,455	$18,596

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$70,342	$60,790	$84,700

Supplemental schedule of noncash activities:
Receipt of Kindred Common Stock	$—	$—	$18,200
Dividend distribution of Kindred Common Stock	$—	$17,086	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (“Ventas” or the “Company”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare and senior housing facilities. As of December 31, 2003, this portfolio consisted of 42 hospitals, 194 nursing facilities and nine other healthcare and senior housing facilities in 37 states. The Company leases these facilities to healthcare operating companies under “triple-net” leases. As of December 31, 2003, Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 186 of the Company’s nursing facilities and all but one of the Company’s hospitals. The Company also has investments relating to 25 healthcare and senior housing facilities located in Ohio and Maryland. The Company operates in one segment which consists of financing, owning and leasing healthcare-related and senior housing facilities. See “Note 2—Summary of Significant Accounting Policies.” See “Note 6—Mergers and Acquisitions” for a description of certain transactions occurring after December 31, 2003. Unless otherwise stated, the information presented herein does not give effect to transactions closed after December 31, 2003.

As of December 31, 2003, the Company conducted substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”) and an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”). As of December 31, 2003, Ventas Finance owned 39 of the Company’s skilled nursing facilities, the Company owned two of the hospitals and Ventas Realty owned all of the Company’s other properties and investments.

Note 2—Summary of Significant Accounting Policies

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 5” (“FIN No. 46”). FIN No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 is effective for financial statements issued for the first period ending after March 15, 2004. The Company does not expect the adoption of FIN No. 46 to have any impact on the Company’s presentation of its Consolidated Financial Statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1, and Technical Correction” (“SFAS No. 145”). SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 that related to the rescission of SFAS No. 4 required the Company to reclassify certain prior period items that no longer meet the extraordinary classification into continuing operations. Additionally, future gains and losses related to debt extinguishment may be required to be classified as income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. As required, on January 1, 2003 the Company adopted SFAS No. 145. In accordance with SFAS No. 145, the Company’s prior year financial statements have been reclassified to include gains and losses from extinguishment of debt in continuing operations. This reclassification has no effect on the Company’s net income.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company has stock-based employee compensation plans

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which are described in “Note 9—Stockholders’ Equity and Stock Options.” The Company accounts for these plans under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. FASB recently announced that rulemaking to expense stock options would be delayed until the third quarter 2004. The Company intends to adopt the fair value method of accounting at such time as FASB adopts final rules regarding the appropriate valuation methods. In addition, the Company grants shares of restricted stock to certain officers and directors. Shares of restricted stock vest cumulatively in two to four equal annual installments beginning either on the date of the grant or on the first anniversary of the date of the grant. In accordance with the provisions of APB Opinion No. 25, compensation expense is recognized for these restricted stock grants over these vesting periods.

Derivative Instruments

In June of 2000, the FASB issued SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. As discussed in “Note 7—Borrowing Arrangements,” the Company uses derivative instruments to protect against the risk of interest rate movements on future cash flows under its variable rate debt agreements. On January 1, 2001, the Company adopted SFAS No. 133, and at that time, designated anew the derivative instruments in accordance with the requirements of the new standard. The adoption of the standard as of January 1, 2001 resulted in the recognition of a liability of $4.1 million to reflect the fair value of the Company’s interest rate swap agreement and an identical reduction to other comprehensive income, a component of stockholders’ equity. In addition, the $21.6 million deferred gain recognized on a terminated derivative position (See “Note 7—Borrowing Arrangements”) was reclassified to other comprehensive income, resulting in a cumulative adjustment to other comprehensive income of $17.5 million. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates, the computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. The Company reports its derivative instruments at fair value on the Consolidated Balance Sheet. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in Accumulated Other Comprehensive Income exclusive of ineffectiveness amounts which are reported in the Statement of Operations. As of December 31, 2003, an $18.3 million net unrealized loss on the derivatives is included in Accumulated Comprehensive Income. Changes in fair value of derivative instruments that are not eligible for hedge accounting are reported in the Statement of Operations. See “Note 8—Fair Values of Financial Instruments.” Fair value of derivative instruments are estimated by a third party consultant.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Real Estate Investments

Investments in real estate properties are recorded at cost. The Company accounts for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No. 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates, (b) origination fees typically incurred to negotiate a contract, and (c) recovery costs to replace the tenant. Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years

Impairment of Assets

Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than net book value. During the year ended December 31, 2003, the Company recorded a $0.8 million impairment on one of its non-operating skilled nursing facilities. During the years ended December 31, 2002 and 2001, the Company did not recognize an impairment loss.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

Loan Receivable

The loan receivable is stated at the unpaid principal balance net of deferred origination fees. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees are amortized over the contractual life of the loan using the level yield method. Interest income on the loans receivable is recorded as earned. The Company evaluates the collectibility of the loan receivable based on, among other things (a) corporate and facility level financial and operational reports, (b) compliance with the financial covenants set forth in the applicable loan documents and (c) the financial stability of the applicable borrower and any guarantor.

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized gains and losses on equity securities classified as available–for-sale and unrealized fair value adjustments on certain derivative instruments.

Marketable Equity Securities

Marketable equity securities are classified as available-for-sale and reported on the Company’s Consolidated Balance Sheet at fair value. As of December 31, 2002, a $5.5 million unrealized gain relating to the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kindred common stock (“Kindred Common Stock”) owned by the Company is included in Accumulated Other Comprehensive Income. As of December 31, 2003, the Company did not own any marketable equity securities.

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $7.4 million and $3.4 million at December 31, 2003 and 2002, respectively.

Revenue Recognition

Rental revenue is recognized as earned over the terms of the related leases which are treated as operating leases. Such income includes periodic increases, if any, based on pre-determined formulas as defined in the lease agreements. Certain leases with tenants other than Kindred contain provisions relating to increases in rental payments over the terms of the leases. Rental income under these leases is recognized over the term of each lease on a straight-line basis.

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

Segment Reporting

The Company has one primary reportable segment, which consists of investment in real estate. The Company’s primary business is financing, owning and leasing healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties, primarily Kindred. See “Note 4—Concentration of Credit Risk.” All of the Company’s leases are triple-net leases, which require the tenants to pay all property related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expenses, except for interest expense relating to the United States Settlement (as defined in “Note 11—Commitments and Contingencies—Settlement of United States Claims”), reflected in the consolidated statement of operations relate to the ownership of the Company’s investment in real estate.

Note 3—Revenues from Properties

Approximately 94.3% of the Company’s total real estate revenue for the year ended December 31, 2003 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Kindred Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (the “Kindred CMBS Master Lease,” and, collectively with the Kindred Amended Master Leases, the “Kindred Master Leases”).

Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions, and are subject to three five-year renewal terms.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Kindred Master Lease). Base Rent escalates on May 1 of each year at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the Kindred Master Leases) if certain Kindred revenue parameters are met. Assuming such Kindred revenue parameters are met, annual Base Rent under the Kindred Master Leases will be $193.6 million from May 1, 2004 to April 30, 2005.

On July 1, 2003, the Company and Kindred amended the Kindred Master Leases to increase rent on certain facilities under the Kindred Master Leases by $8.6 million per year on an annualized basis (May 1, 2003-April 30, 2004), for approximately seven years. This amount will escalate 3.5% annually in accordance with the Kindred Master Leases. In addition, the Kindred Master Leases were amended to: (1) provide that all annual escalators under the Kindred Master Leases will be in cash at all times and (2) expand certain cooperation and information sharing provisions of the Kindred Master Leases.

The future contracted minimum rentals, excluding rent escalations and excluding the amortization of the value of the Kindred common stock and the $4.5 million in cash received on April 20, 2001, the date the Kindred Plan of Reorganization (the “Final Plan”) became effective (the “Kindred Effective Date”), but with normalized rents where applicable, for the remainder of the initial terms of the Kindred Master Leases and the Company’s leases with tenants other than Kindred are as follows:

	Kindred	Other	Total
	($’s in thousands)
2004	$187,010	$8,037	$195,047
2005	187,010	8,160	195,170
2006	187,010	8,188	195,198
2007	187,010	8,217	195,227
2008	152,652	8,247	160,899
Thereafter	298,672	35,439	334,111

Total	$1,199,364	$76,288	$1,275,652

The Company has a one-time right to reset the rents under the Kindred Master Lease (the “Reset Right”), exercisable during a one-year period commencing on July 19, 2006 by notice given on or after January 20, 2006 on a Kindred Master Lease by Kindred Master Lease basis, to a then fair market rental rate, for a total fee of $5.0 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. The Reset Right under the Kindred CMBS Master Lease (defined in “Note 7—Borrowing Arrangements—CMBS Transaction”) can only be exercised in conjunction with the exercise of the Reset Right under Kindred Master Lease No. 1. The Company cannot exercise the Reset Right under the Kindred CMBS Master Lease without the prior written consent of the CMBS Lender (defined in “Note 7—Borrowing Arrangements—CMBS Transaction”) if, as a result of such reset, the aggregate rent payable for the CMBS Properties (defined in “Note 7—Borrowing Arrangements—CMBS Transaction”) would decrease.

Note 4—Concentration of Credit Risk

As of December 31, 2003, 69.4% of the Company’s real estate properties related to skilled nursing facilities, based on the original cost of such investments. The remaining real estate properties consist of hospitals, assisted living facilities and personal care facilities and real estate loans. The Company’s facilities are located in 37 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s rental revenues. Approximately 93.8% of the Company’s real estate properties, based on the original cost of such investments, are operated by Kindred and approximately 94.3% of total real estate revenue in 2003 was derived from the Kindred Master Leases.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the Company leases substantially all of its properties to Kindred and Kindred is the primary source of the Company’s real estate revenues, Kindred’s financial condition and ability and willingness to satisfy its rent obligations under the Kindred Master Leases and certain other agreements with the Company will significantly impact the Company’s revenues and its ability to service its indebtedness and to make distributions to its stockholders. On September 13, 1999, Kindred filed for protection under the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, and the Final Plan became effective and Kindred emerged from bankruptcy on the Effective Date. Despite Kindred’s emergence from bankruptcy, there can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Kindred Master Leases or that Kindred will perform its obligations under the Kindred Master Leases. The inability or unwillingness of Kindred to satisfy its obligations under the Kindred Master Leases would have a material adverse effect on the business, financial condition, results of operation and liquidity of the Company, on the Company’s ability to service its indebtedness and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

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

On June 30, 2003, the Company completed the sale of 16 skilled nursing facilities in Florida and Texas to Kindred, which had been leasing those properties from the Company, for $58.9 million in net cash proceeds. A loss of $5.3 million was recognized and included in Discontinued Operations for the year ended December 31, 2003. In addition, Kindred paid the Company a $4.1 million lease termination fee. The Company used the net proceeds to repay in full all unpaid amounts under the Company’s settlement agreement with the Department of Justice (the “United States Settlement”). The remaining net proceeds were used to reduce the Company’s debt balances.

On December 11, 2003, the Company completed the sale of an additional ten under-performing facilities to Kindred, which leased and operated those facilities prior to the sale, for $77.8 million, net of transaction costs. A gain of $54.9 million was recognized and included in Discontinued Operations for the year ended December 31, 2003. The Company has also received from Kindred a $6 million lease termination fee on the sold facilities. The Company used the net proceeds from the sale and the lease termination fee to pay breakage costs relating to the termination of $120 million notional amount of the 2003-2008 Swap (defined below), to reduce debt, and to fund other general corporate obligations.

During the third quarter ended September 30, 2003, the Company sold a non-operating skilled nursing facility for $2.3 million net of transaction costs and received a non-binding proposal to purchase another non-operating skilled nursing facility. As a result, the Company recognized a gain of $2.1 million on the sold facility and also recorded a $0.8 million impairment on the other facility.

As of December 31, 2002, the net book value of the facilities sold and held for sale during 2003 was $91.7 million.

On March 13, 2002, the Company sold a skilled nursing facility for $1.8 million and recognized a gain of $1.1 million which was reported as a component of Discontinued Operations. The Company applied net proceeds of $1.5 million as a prepayment of the Company’s indebtedness under the Company’s prior credit agreement (the “2000 Credit Agreement”). On June 21, 2002, the Company sold a hospital facility and recognized a gain of

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $22.4 million. The Company applied net proceeds of $27.1 million as a prepayment of the Company’s indebtedness under the 2002 Credit Agreement (defined below).

Set forth below is a summary of the results of operations of the sold and held for sale facilities during the years ended December 31, 2003, 2002 and 2001 (in thousands):

	For the years ended December 31,
	2003	2002	2001
Revenues:
Rental income	$10,265	$14,282	$14,540
Interest and other income	10,116	—	—
Expenses:
Interest	3,075	5,732	6,835
Depreciation	2,223	3,648	3,815
Loss on impairment of asset held for sale	845	—	—

Income before gain on sale of real estate and income tax	14,238	4,902	3,890
Gain on sale of real estate	51,781	23,450	—

Income before income tax	66,019	28,352	3,890
Provision for income tax	—	—	186

Discontinued Operations	$66,019	$28,352	$3,704

Note 6—Mergers and Acquisitions

ElderTrust Merger

On February 5, 2004, the Company consummated a merger transaction in an all cash transaction valued at $184 million (the “ElderTrust Transaction”).

The ElderTrust Transaction adds nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building (the “ElderTrust Properties”) to the Company’s portfolio. The ElderTrust Properties are leased by the Company to various operators under leases providing for aggregated, annual cash base rent of approximately $16.2 million, subject to escalation as provided in the leases. The leases have remaining terms primarily ranging from four to 11 years. At the closing of the ElderTrust Transaction, the Company also acquired all of the limited partnership units in ElderTrust Operating Limited Partnership (“ETOP”) directly from their owners at $12.50 per unit, excluding 31,455 Class C Units in ETOP (which will remain outstanding). ETOP owns directly or indirectly all of the ElderTrust Properties.

The Company funded the $101 million equity portion of the purchase price with cash on ElderTrust’s balance sheet, a portion of the $85 million in proceeds from its December 2003 sale of ten facilities to Kindred and draws on the Company’s revolving credit facility (the “Revolving Credit Facility”) under its Second Amended and Restated Security and Guaranty Agreement, dated as of April 17, 2002 (the “2002 Credit Agreement”). The Company’s ownership of the ElderTrust Properties is subject to approximately $83 million of property level debt and other liabilities. At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash on hand.

The acquisition was accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received. Operations from this merger

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be reflected in the Company’s consolidated financial statements for periods subsequent to the acquisition date of February 5, 2004. The Company is in the process of computing fair values, thus, the allocation of the purchase price is subject to refinement.

(in millions)
Real estate investments	$162
Cash and cash equivalents	28
Other assets	5

Total assets acquired	$195

Notes payable and other debt	83
Accounts payable and other accrued liabilities	2

Total liabilities assumed	85

Net assets acquired	$110

Transaction with Brookdale

On January 29, 2004, the Company entered into 14 definitive purchase agreements (each, a “Brookdale Purchase Agreement”) with certain affiliates of Brookdale Living Communities, Inc. (“Brookdale”) to purchase (each such purchase, a “Brookdale Acquisition”) a total of 14 independent living or assisted living facilities (each, a “Brookdale Facility”) for an aggregate purchase price of $115 million. Affiliates of Brookdale have agreed to lease and operate the Brookdale Facilities pursuant to one or more triple-net leases. All of the Brookdale leases, which have an initial term of 15 years, will be guaranteed by Brookdale and provide for aggregated annual base rent of approximately $10 million, escalating each year by the greater of (i) 1.5% or (ii) 75% of the consumer price index.

The Company expects to fund the Brookdale Acquisitions by assuming an aggregate of approximately $41 million of non-recourse property level debt on certain of the Brookdale Facilities, with the balance to be paid from cash on hand and/or draws on the Revolving Credit Facility. The property level debt encumbers seven of the Brookdale Facilities.

On January 29, 2004, the Company completed the acquisitions of four Brookdale Facilities for an aggregate purchase price of $37 million. The Company’s acquisition of the remaining ten Brookdale Facilities is expected to be completed shortly, subject to customary closing conditions. However, the consummation of each such Brookdale Acquisition is not conditioned upon the consummation of any other such Brookdale Acquisition and there can be no assurance which, if any, of such remaining Brookdale Acquisitions will be consummated or when they will be consummated.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the THI Sale Leaseback, Ventas Realty purchased 5 properties and is leasing them back to THI under a “triple-net” master lease (the “THI Master Lease”). The properties subject to the Sale Leaseback are four skilled nursing facilities and one continuing care retirement community. The THI Master Lease, which has an initial term of ten years, provides for annual base rent of $5.9 million. The THI Master Lease provides that if THI meets specified revenue parameters, annual base rent will escalate each year by the greater of (i) three percent or (ii) 50% of the consumer price index.

The THI Senior Loan, with an outstanding balance of approximately $50.0 million on December 27, 2002, was secured by 18 properties and bears interest at LIBOR plus 367 basis points, inclusive of upfront fees (with a LIBOR floor of three percent). On December 27, 2002, the Company sold the THI Senior Loan to GE Capital Credit Corporation, generating net proceeds of $49.0 million, recognizing a minimal gain as a result of the sale.

The THI Mezzanine Loan, with a current principal balance of approximately $16.5 million, bears interest, inclusive of upfront fees, of 18% per annum and is secured by equity pledges in THI and certain of its subsidiaries that own and operate the 18 facilities that also collateralize the THI Senior Loan, liens on four additional healthcare/senior housing properties, and interests in three additional properties operated by THI. The Company funded the transaction by drawing on the Revolving Credit Facility under the 2002 Credit Agreement.

Note 7—Borrowing Arrangements

The following is a summary of the Company’s long-term debt and certain interest rate and maturity information as of December 31, 2003 and 2002 (in thousands):

	December 31, 2003	December 31, 2002
2002 Credit Agreement—$290.0 million revolving credit line, bearing interest at LIBOR plus 2.50% in 2003 and 2.75% in 2002 or the Base Rate plus 1.00% in 2003 and 1.25% in 2002 (3.64% and 4.44% at December 31, 2003 and 2002, respectively)	$—	$59,300
2002 Credit Agreement—Tranche B Term Loan, bearing interest at LIBOR plus 2.50% (3.64% and 4.34% at December 31, 2003 and 2002, respectively)	59,100	59,700
Senior Notes due 2009, bearing interest at 8 3/4%	174,217	174,217
Senior Notes due 2012, bearing interest at 9%	191,821	191,821
CMBS Loan, bearing interest at a nominal weighted average rate of LIBOR plus 1.4853% and 1.4651% at December 31, 2003 and 2002, respectively (2.6553% at December 31, 2003 and 2.8964% at December 31, 2002), due December 9, 2006	215,424	222,671

	$640,562	$707,709

CMBS Transaction

On December 12, 2001, the Company raised $225.0 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the “CMBS Transaction”). Under a Loan and Security Agreement dated as of December 12, 2001 (the “CMBS Loan Agreement”), Ventas Finance obtained a loan in the principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc., as lender (the “CMBS Lender”). The CMBS Loan is comprised of six components (i) a component in the original principal amount of $125,230,000 which bears interest at LIBOR plus 0.8665%; (ii) a component in the original principal amount of $17,970,000 which bears interest at LIBOR plus 1.1665%; (iii) a component in the original

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal amount of $8,860,000 which bears interest at LIBOR plus 1.5165%; (iv) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 1.9665%; (v) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 2.6665%; and (vi) a component in the original principal amount of $19,280,000 which bears interest at LIBOR plus 3.1665%. Principal of and interest on the CMBS Loan is payable monthly. Principal payments on the CMBS Loan were calculated based upon a 25-year amortization schedule using an assumed interest rate of 9.46% per annum. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $206.3 million will be due, assuming all scheduled amortization payments are made and no prepayments are made on the CMBS Loan. The CMBS Loan may be prepaid in whole or in part at any time and from time to time without penalty or premium.

On December 12, 2001, the Company used $212.8 million of the proceeds from the CMBS Loan to pay down a portion of the outstanding principal under the 2000 Credit Agreement. The Company recognized a $1.3 million loss on extinguishment of debt relating to the partial write-off of unamortized deferred financing costs as a result of the aforementioned prepayments under the 2000 Credit Agreement.

The CMBS Loan is secured by liens on the 39 skilled nursing facilities (the “CMBS Properties”) transferred by Ventas Realty to Ventas Finance and leased to Kindred under a Kindred Master Lease (the “Kindred CMBS Master Lease”). Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and the Company.

Ventas Finance is required to maintain or cause to be maintained the following reserve accounts under the CMBS Loan Agreement: (a) a debt service reserve account in an amount of $5.0 million to cover shortfalls in cash available for debt service on the CMBS Loan, (b) an imposition and insurance reserve for the payment of real property taxes and insurance premiums with respect to the CMBS Properties, and (c) a replacement reserve account in the amount of $1.58 million for the payment of the cost of capital improvements made to the CMBS Properties. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the Kindred CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at December 31, 2003 included $5.0 million related to the debt service reserve account for the CMBS Loan.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2002 Credit Agreement

On April 17, 2002 (the “2002 Refinancing Date”), the Company, as guarantor, and Ventas Realty, as borrower, entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (the “2002 Credit Agreement”). Under the 2002 Credit Agreement, Ventas Realty obtained a $350.0 million credit facility (the “Total Commitments”) consisting of a $60.0 million term loan (the “Tranche B Term Loan”) and the $290.0 million Revolving Credit Facility. The 2002 Credit Agreement also permits Ventas Realty to obtain an additional term loan in an amount of not less than $50.0 million, but not more than the remaining unused portion of the Total Commitments, subject to the conditions set forth in the 2002 Credit Agreement (the “Tranche C Term Loan”). Subject to the terms of, and the satisfaction of certain conditions set forth in, the 2002 Credit Agreement, Ventas Realty has the option to increase the Total Commitments (in the form of term and/or revolving loans) to an amount not to exceed $450.0 million.

The outstanding aggregate principal balance of the Tranche B Term Loan, the Tranche C Term Loan and the Revolving Credit Facility may not collectively exceed either (a) the Borrowing Base (as described below) or (b) the Total Commitments. As of December 31, 2003, the outstanding principal balance of the Tranche B Term Loan was $59.1 million and there was no outstanding principal balance under the Revolving Credit Facility. As of December 31, 2003, there was no Tranche C Term Loan.

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

Borrowings outstanding under the 2002 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) and (b) the Prime Rate (as defined in the 2002 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to Tranche B Term Loans, the Applicable Percentage is (a) 2.50% for loans bearing interest at the Eurodollar Rate, and (b) 1.00% for loans bearing interest at the Base Rate (as defined in the 2002 Credit Agreement). With respect to revolving loans under the Revolving Credit Facility:

(a)	If the senior unsecured (non-credit enhanced) long term debt of Ventas Realty or the Company is rated BBB- or better by Standard & Poor’s (“S&P”) and Baa3 or better by Moody’s Investors Service, Inc. (“Moody’s”) (in the case of a split rating the lower rating will apply), the Applicable Percentage is as follows: (i) 0.25% for revolving loans bearing interest at the Base Rate and (ii) 2.25% for revolving loans bearing interest at the Eurodollar Rate.

(b)	Otherwise, the Applicable Percentage is based on the Consolidated Leverage Ratio (as defined in the 2002 Credit Agreement) as follows:

Pricing Level	Consolidated Leverage Ratio	Applicable Percentage for Eurodollar Rate Loans	Applicable Percentage for Base Rate Loans
I	≤4.25	2.50%	1.00%
II	>4.25 but < 4.75	2.75%	1.25%
III	≥4.75	3.00%	1.50%

The Consolidated Leverage Ratio is generally the ratio of debt of the Company and its consolidated subsidiaries (excluding the United States Settlement, and net of unrestricted cash and cash equivalents) measured

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the last day of the applicable fiscal quarter, to EBITDA of the Company and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending as of such day, as more particularly described in the 2002 Credit Agreement. The Applicable Percentage as of the period ended December 31, 2003 was based on pricing level I.

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

The Company (and any other owner of mortgaged property securing Ventas Realty’s obligations under the 2002 Credit Agreement from time to time) has guaranteed Ventas Realty’s obligations under the 2002 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral from time to time. Currently, 54 real properties owned by Ventas Realty are mortgaged to secure the 2002 Credit Agreement (the “Borrowing Base Properties”). As of December 31, 2003, the carrying value of the 54 Borrowing Base Properties was $141.3 million. All 54 Borrowing Base Properties are leased to Kindred pursuant to Kindred Master Lease No. 1.

The Borrowing Base under the 2002 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2002 Credit Agreement (including the revolving loans under the Revolving Credit Facility, the Tranche B Term Loan and the Tranche C Term Loan) may not at any time exceed the Borrowing Base. As of December 31, 2003, the Borrowing Base was $320.9 million, and the outstanding aggregate principal balance of the obligations under the 2002 Credit Agreement was $59.1 million, and the remaining availability under the 2002 Credit Agreement was $261.8 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2002 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2002 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

The 2002 Credit Agreement contains a number of restrictive covenants, including, without limitation, covenants pertaining to (i) the incurrence of additional indebtedness; (ii) limitations on liens; (iii) customary restrictions on certain dividends, distributions and other payments (the sum of all restricted payments made by the Company after the 2002 Refinancing Date cannot exceed the sum of (a) 95% of the Company’s aggregate cumulative funds from operations (“FFO”) and (b) certain additional amounts further described in the 2002 Credit Agreement); (iv) mergers, sales of assets and other transactions; (v) requirements regarding the maintenance of certain (a) consolidated leverage ratios, (b) consolidated fixed charge coverage ratios and (c) consolidated adjusted net worth; (vi) transactions with affiliates; (vii) permitted business and development activities and uses of loan proceeds; and (viii) changes to material agreements. The 2002 Credit Agreement contains various potential events of default and is, among other things, cross-defaulted with certain other indebtedness and obligations of Ventas Realty and the Company.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes Offering

On the 2002 Refinancing Date, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (collectively, the “Issuers”), completed the offering (the “Senior Notes Offering”) of 8 3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”). The 2009 Senior Notes and the 2012 Senior Notes were issued under separate Indentures, each dated as of April 17, 2002 (collectively, the “Indentures”) and mature on May 1, 2009 and May 1, 2012, respectively. As of December 31, 2003, $174.2 million principal amount was outstanding under the 2009 Senior Notes and $191.8 million principal amount was outstanding under the 2012 Senior Notes.

The Senior Notes are unconditionally guaranteed on a senior unsecured basis by the Company and by certain of the Company’s current and future subsidiaries as described in the Indentures (collectively, the “Guarantors”). The Senior Notes are part of the general unsecured obligations of the Company and Ventas Realty, rank equal in right of payment with all existing and future senior obligations of the Company and Ventas Realty, and rank senior to all existing and future subordinated indebtedness of the Company and Ventas Realty. However, the Senior Notes are effectively subordinated to all borrowings under the 2002 Credit Agreement with respect to Borrowing Base Properties and any future assets securing indebtedness under the 2002 Credit Agreement. In addition, the Senior Notes are structurally subordinated to approximately $215.4 million of indebtedness relating to the CMBS Transaction that is secured by the CMBS Properties. The Issuers may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the principal amount, plus accrued and unpaid interest to the date of redemption and a make-whole premium as described in the Indentures.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2002, the Company repurchased $34.0 million principal of Senior Notes with a portion of the proceeds of the Equity Offering. The Company purchased $0.8 million principal of 2009 Senior Notes and $33.2 million principal of 2012 Senior Notes in open market purchases. The total purchase price aggregated $37.4 million and is reflected in the Consolidated Balance Sheet as securities settlement due. As a result of these purchases, the Company reported a loss on extinguishment of debt of $4.2 million in the fourth quarter ended December 31, 2002.

Scheduled Maturities of Borrowing Arrangements

As of December 31, 2003, the Company’s indebtedness has the following maturities (in thousands):

2004	$3,412
2005	3,690
2006	210,122
2007	57,300
2008	—
Thereafter	366,038

$640,562

Use of Proceeds; Repayment of 2000 Credit Agreement

On April 17, 2002, the Company used (i) the $400.0 million gross proceeds from the Senior Notes Offering, (ii) $220.3 million of borrowings under the 2002 Credit Agreement (consisting of $60.0 million of borrowings under the Tranche B Term Loan and $160.3 million of borrowings under the Revolving Credit Facility) and (iii) approximately $14.3 million cash on hand to: (a) repay all outstanding indebtedness under the 2000 Credit Agreement, (b) pay certain closing costs, fees and expenses, and (c) pay a one-time $13.6 million breakage cost relating to the termination of $350.0 million notional amount of the 1998 Swap (defined below). The $13.6 million breakage cost is composed of (i) a $12.8 million swap breakage fee and (ii) $0.8 million of accrued interest on the terminated $350.0 million notional amount for the period April 1, 2002 through April 17, 2002. The Company recorded a $6.9 million loss on extinguishment of debt to write-off unamortized deferred financing costs relating to the 2000 Credit Agreement.

Derivatives and Hedging

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Company currently has an interest rate swap to manage interest rate risk. The Company prohibits the use of derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, the Company does not anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

One of the Company’s interest rate swap agreements expired on June 30, 2003 and had a notional principal amount as of December 31, 2002 of $425.0 million (the “1998 Swap”). Under the 1998 Swap the Company paid a fixed rate at 5.985% and received LIBOR (floating rate).

On August 4, 1999, the Company entered into an agreement with the 1998 Swap counterparty to shorten the maturity of the 1998 Swap from December 31, 2007 to June 30, 2003 in exchange for a payment in 1999 from

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the counterparty to the Company of $21.6 million. The Company began amortizing such amount for financial accounting purposes out of Accumulated Comprehensive Income in July 2003 and will continue such amortization through December 2007, subject to the adjustments described below.

On the 2002 Refinancing Date, as a result of the consummation of the Senior Notes Offering and the establishment of the new credit facility under the 2002 Credit Agreement, all of the outstanding indebtedness under the 2000 Credit Agreement was repaid in full. Consequently, the Company entered into an agreement with the 1998 Swap counterparty to break $350.0 million of the $800.0 million 1998 Swap notional amount in exchange for a payment to the counterparty of approximately $12.8 million. Additionally, a portion of the previously deferred gain recorded in connection with the 1999 transaction to shorten the maturity of the 1998 Swap also was impacted. Based on the Company’s previous designation of the 1998 Swap to hedge the Company’s exposure to variable rate debt, the $12.8 million partial swap breakage cost and $7.4 million of the approximately $21.6 million deferred gain, both of which were previously recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income, were recognized as a net expense of $5.4 million in the Statement of Operations.

The 1998 Swap was treated as a cash flow hedge. Over time, the unrealized gains and losses recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income were reclassified into earnings in the same periods in which the hedged interest payments affected earnings. The amount reclassified into interest expense on the 1998 Swap for the twelve months ended December 31, 2003 was $9.0 million. For the year ended December 31, 2002, a portion of the unrealized loss on the 1998 Swap previously reported in Accumulated Other Comprehensive Income had been reclassified to operations to reflect the excess of the notional amount of the 1998 Swap and 2003-2008 Swap over the anticipated variable rate debt balances in the future. An expense of $1.9 million was recognized in the Statement of Operations to reflect this anticipated overhedged position.

On September 28, 2001, the Company entered into a second interest rate swap agreement in the notional amount of $450.0 million (the “2003-2008 Swap”) to hedge floating-rate debt for the period between July 1, 2003 and June 30, 2008, under which the Company pays a fixed rate at 5.385% and receives LIBOR from the counterparty to the agreement. The 2003-2008 Swap is treated as a cash flow hedge. On December 11, 2003, the Company received unanticipated cash proceeds from the sale of various facilities to Kindred, thereby reducing its expected variable rate debt balances in the future. Accordingly, the Company entered into an agreement with the 2003-2008 Swap counterparty to break $120 million of the $450 million notional amount in exchange for a payment to the counterparty of approximately $8.6 million. The $8.6 million represents the value of the $120 million notional for the period December 11, 2003 through June 30, 2006. In addition, a portion of the deferred gain from the 1998 Swap was also impacted by the change in expectation. Based on the Company’s previous designation of the 1998 Swap and 2003-2008 Swap to hedge the Company’s exposure to variable rate debt, the $8.6 million breakage cost and $3.4 million of the remaining $14.2 million deferred gain (both of which were previously recorded on the Consolidated Balance Sheet in Accumulated Other Income), were recognized as a net expense of $5.2 million in the Statement of Operations. The amount reclassified into interest expense on the 2003-2008 Swap for the twelve months ended December 31, 2003 was $10.2 million. Assuming no changes in interest rates, the Company estimates that approximately $[13.0] million of the current balance recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income will be recognized as interest expense within the next twelve months consistent with historical reporting. There are no collateral requirements under the 2003-2008 Swap. The notional amount of the 2003-2008 Swap is $330.0 million and is scheduled to decline as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is exposed to credit loss in the event of the non-performance by the counterparty to an interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparty to the 2003-2008 Swap.

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

At December 31, 2003, the 2003-2008 Swap was reported at its fair value of $27.9 million in liabilities in the Consolidated Balance Sheet. The offsetting entry is reported as a deferred loss in Accumulated Other Comprehensive Income. The Buy and Sell Caps are reported at their fair value of approximately $0.4 million in other assets and other liabilities, respectively, in the Consolidated Balance Sheet. The offsetting adjustments for the Buy Cap and the Sell Cap are reported in the Consolidated Statement of Operations and net to zero.

Note 8—Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments.

•	Investment in Kindred Common Stock: The investment was liquidated in 2003. The fair value for 2002 is based on the quoted market value.

•	Real estate loan receivable: The fair value of the Company’s loan receivable approximates its net carrying value, based on rates offered for similar arrangements.

•	Notes receivable from employees: The fair values of the notes receivable from employees are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•	Interest rate swap and cap agreements: The fair values of the Company’s interest rate swap and interest rate cap agreements are based on rates being offered for similar arrangements which consider forward yield curves and discount rates.

•	2002 Credit Agreement: The fair values of the Company’s borrowings under variable rate agreements approximate their carrying value.

•	Senior Notes payable: The fair values of the Company’s borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

•	United States Settlement: The obligation was paid in full during 2003. The fair value of the Company’s settlement with the United States for 2002 approximates its carrying value.

•	Commercial Mortgage Backed Securities: The fair values of the Company’s borrowings under the CMBS Loan’s variable rate agreements approximate their carrying value.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002 the carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$82,104	$82,104	$2,455	$2,455
Investment in Kindred Common Stock	—	—	16,713	16,713
Purchased interest rate cap (Buy Cap)	390	390	1,286	1,286
Real estate loan receivable	16,455	16,455	16,528	16,528
Notes receivable from employees	3,772	3,817	4,139	4,529
Interest rate swap agreements	(27,868)	(27,868)	(47,672)	(47,672)
2002 Credit Agreement	(59,100)	(59,100)	(119,000)	(119,000)
Senior Notes payable	(366,038)	(405,563)	(366,038)	(377,107)
United States Settlement	—	—	(43,992)	(43,992)
CMBS Loan	(215,424)	(215,424)	(222,671)	(222,671)
Written interest rate cap (Sell Cap)	(390)	(390)	(1,286)	(1,286)

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

Note 9—Stockholders’ Equity and Stock Options

The Company has five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors and one plan under which certain directors may receive common stock of the Company in lieu of director fees (the following are collectively referred to as the “Plans”): (1) The 1987 Incentive Compensation Program (Employee Plan); (2) The 2000 Incentive Compensation Plan (Employee Plan); (3) The 1987 Stock Option Plan for Non-Employee Directors; (4) The 2000 Stock Option Plan for Directors; (5) The TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; and (6) The Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”). On May 23, 2000, the Company’s shareholders voted in favor of the amendment and restatement of the 1997 Stock Option Plan for Non-Employee Directors as the 2000 Stock Option Plan for Directors and the amendment and restatement of the 1997 Incentive Compensation Plan as the 2000 Incentive Compensation Plan (the “2000 Incentive Plan”). As part of the amendment and restatement of the 2000 Incentive Plan, the Company’s Board of Directors increased the number of shares reserved for issuance under the 2000 Incentive Plan by 2.22 million shares and increased the maximum number of shares with respect to which stock options can be granted during a calendar year to any given individual to 750,000 shares. On May 15, 2003, the Company’s shareholders voted in favor of Amendment No. 1 to the Company’s 2000 Stock Option Plan for Directors, which increased the number of shares reserved for issuance under the plan by 200,000.

Under the Plans (other than the Directors Stock Purchase Plan), options are exercisable at the market price at the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. The Company has also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. The options and shares of restricted stock that have been granted outside the Plans vest over varying periods and the options are exercisable at the market price at the date of grant and expire ten years from the date of grant. As of December 31, 2003, options for 2,327,618 shares had been granted

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to eligible participants and remained outstanding (including options granted prior to the 1998 Spin Off (as defined below) and held by Kindred employees) under the provisions of the Plans. As of December 31, 2003, options for 238,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding. The Company granted 157,934, 200,634 and 308,250 shares of restricted stock for the years ended December 31, 2003, 2002 and 2001, respectively. The market value of the restricted shares on the date of the award has been recorded as unearned compensation on restricted stock, with the unamortized balance shown as a separate component of stockholders’ equity. Unearned compensation is amortized to expense over the vesting period, with charges to operations of approximately $1.3 million in 2003, $1.9 million in 2002 and $1.7 million in 2001.

The Company only utilizes the 2000 Incentive Compensation Plan (Employee Plan), the 2000 Stock Option Plan for Directors and the Directors Stock Purchase Plan for option and stock grants and stock issuances. Under the terms of the Ventas, Inc. 2000 Incentive Compensation Plan (Employee Plan), 5,620,000 shares are reserved for grants to be issued to employees. Under the terms of the Ventas, Inc. 2000 Stock Option Plan for Directors, 200,000 shares are reserved for grants or issuance to the chairman of the board and non-employee directors. Under the terms of the Directors Stock Purchase Plan, 200,000 shares are reserved for issuance to the chairman of the board and non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option. As of December 31, 2003, the number of shares available for future grants or issuance under the Ventas, Inc. 2000 Incentive Compensation Plan (Employee Plan), the Ventas, Inc. 2000 Stock Option Plan for Directors, and the Directors Stock Purchase Plan are 1,596,509, 253,000 and 169,335, respectively. No additional grants are permitted under the 1987 Incentive Compensation Program, the 1987 Stock Option Plan for Non-Employee Directors and the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. As a result, the shares reserved under these three Plans equal the options outstanding under such Plans. As of December 31, 2003, the Company has reserved 1,005,342 shares for these Plans.

The following is a summary of stock option activity for the Company in 2003, 2002 and 2001:

A. 2003 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	4,185,453	$0.1231–$26.0476	$13.6476
Options Granted	326,398	11.2000– 15.1800	11.5055
Options Exercised	(1,742,693)	4.0000– 19.1606	13.0043
Options Canceled	(203,540)	5.8913– 26.0476	16.1346

Outstanding at end of year	2,565,618	3.3125– 24.4701	13.0621

Exercisable at end of year	2,240,136	$3.3125–$24.4701	$13.2802

B. 2002 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	4,834,219	$0.1231–$26.0476	$12.0116
Options Granted	379,390	11.86– 13.41	11.9621
Options Exercised	(774,770)	3.3125– 10.8125	4.5710
Options Canceled	(253,386)	0.1970– 19.8531	13.5480

Outstanding at end of year	4,185,453	3.3125– 26.0476	13.3002

Exercisable at end of year	3,798,409	$3.3125–$26.0476	$13.6476

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. 2001 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	4,745,636	$0.1231–$26.0476	$12.7134
Options Granted	603,705	5.875– 12.0600	7.3180
Options Exercised	(134,408)	3.3125– 10.3421	5.5095
Options Canceled	(380,714)	3.3125– 24.1623	15.6160

Outstanding at end of year	4,834,219	0.1231– 26.0476	12.0116

Exercisable at end of year	4,053,519	$0.1231–$26.0476	$12.6054

A summary of stock options outstanding at December 31, 2003 follows:

Range of Exercise Prices	Outstanding As of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2003	Weighted Average Exercise Price
$ 3.3125 to $ 8.0000	551,525	6.5	$5.9873	546,775	$6.0063
$ 8.0001 to $13.7400	905,367	7.3	12.0820	590,236	12.3268
$13.7401 to $18.6200	671,472	2.7	16.3920	665,871	16.4071
$18.6201 to $26.0500	437,254	2.3	18.9012	437,254	18.9012

	2,565,618	5.1	$13.0621	2,240,136	$13.2802

In 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under SFAS No. 123, the estimated fair value of the options is amortized to expense over the option’s vesting period. The estimated fair value of options granted for the years ended December 31, 2003, 2002 and 2001 was approximately $235,500, $337,100 and $633,300, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation (in thousands, except per share amounts):

	2003	2002	2001
Net income, as reported	$162,753	$65,706	$50,566
Add: Stock based employee compensation expense included in reported net income	1,320	1,853	1,734
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,631)	(2,422)	(4,962)

Pro forma net income	$162,442	$65,137	$47,338

Earnings per share:
Basic—as reported	$2.05	$0.95	$0.74
Basic—pro forma	$2.05	$0.94	$0.69
Diluted—as reported	$2.03	$0.93	$0.73
Diluted—pro forma	$2.03	$0.93	$0.68

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	2003	2002	2001
Risk free interest rate	4.0%	4.1%	5.2%
Dividend yield	9.0%	9.0%	8.0%
Volatility factors of the expected market price for the Company’s common stock	.254%	.276%	.437%
Weighted average expected life of options	9 years	9 years	9 years

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

No net provision for income taxes has been recorded in the Consolidated Financial Statements for the year ended December 31, 2003 due to the Company’s belief that it qualified as a REIT and the distribution of more than 100% of its 2003 taxable income as a dividend. As a result of the uncertainties relating to the Company’s ability to retain its operating loss carryforwards, the Company recorded a provision for taxes on the 10% of its estimated 2001 taxable income which the Company did not distribute as a dividend. The 5.0% effective tax rate for 2001 was determined based on the 35% federal statutory rate plus an incremental state rate less the dividends paid deduction. In the third quarter of 2002, the Company filed its 2001 federal tax return on which it elected to apply certain 2002 dividend payments in excess of its 2002 taxable net income. As a result, the Company recorded a $2.2 million tax benefit for 2002.

The 2002 and 2001 provision (benefit) for income taxes consists of the following including the provision on discontinued operations (in thousands):

	2002	2001
Current tax expense :
Federal	$(1,952)	$2,310
State	(248)	375

	(2,200)	2,685
Less tax included in Discontinued Operations	—	(186)
	$(2,200)	$2,499

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the Company believes that it satisfied the requirements to qualify as a REIT for the years ended December 31, 1999 through 2003 and although the Company intends to continue to qualify as a REIT in subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not to, continue to qualify as a REIT in any such tax year.

The Company believes it has met the annual distribution requirement by payment of at least 90% of its estimated taxable income for 2003, 2002 and 2001. The Company’s dividends for the tax years ended December 31, 2003, 2002 and 2001 constitute ordinary income to the Company’s stockholders for tax purposes.

Net taxable income for federal income tax purposes results from net income for financial reporting purposes adjusted for the differences between the financial reporting and tax bases of assets and liabilities, including depreciation, prepaid rent, impairment losses on real estate, the United States Settlement liability, and the interest rate swap agreement. The net difference between tax bases of the Company’s asset and liabilities for federal income tax purposes was $119.2 and $160.0 million more than the book bases of those assets and liabilities for financial reporting for the years ended December 31, 2003 and 2002, respectively.

The Company made no income tax payments for the years ended December 31, 2003, 2002 and 2001.

As a former C corporation for federal income tax purposes, the Company potentially remains subject to corporate level taxes for any asset dispositions for the period January 1, 1999 through December 31, 2008 (“Built-in Gains Tax”). The amount of income potentially subject to this special corporate level tax is generally equal to (a) the excess of the fair value of the asset as of December 31, 1998 over its adjusted tax basis as of December 31, 1998, or (b) the actual amount of gain, whichever of (a) and (b) is lower. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. The deferred income tax liability of $30.4 million at December 31, 2003 and 2002, reflects a previously established liability to be utilized for any Built-in Gains Tax incurred on assets that are disposed of prior to January 1, 2009.

Prior to and during the Kindred bankruptcy, the Company and Kindred were engaged in disputes regarding the entitlement to federal, state and local tax refunds for the tax periods prior to and including May 1, 1998 (“Subject Periods”) which had been received or which would be received by either company. A tax allocation agreement dated April 30, 1998, between Kindred and the Company (“Tax Allocation Agreement”), provides that the Company and Kindred will be liable for, and will hold each other harmless from and against, respectively, certain tax liabilities for Subject Periods.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities is distributed equally to each of Kindred and the Company on an annual basis and are accrued as interest income on the Consolidated Statement of Operations. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and the Company. At December 31, 2003, approximately $0.7 million of disputed Subject Refunds and accrued interest, representing 50% of the Escrow Funds, is recognized in restricted cash and other liabilities on the Company’s Consolidated Balance Sheet.

On April 1, 2003, the Internal Revenue Service (“IRS”) notified the Company that it had completed its review of the Company’s federal income tax returns for the Company’s 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that the Company (1) does not owe any additional taxes for those periods, (2) is entitled to retain the approximately $26 million federal tax refund it received in 2000 for those periods (the “Original Federal Refund Amount”), and (3) is entitled to receive an additional refund of $1.2 million for those periods (the “Additional Federal Refund Amount”). In addition, as a result of the completion of the audit, the Company will retain substantially all of its favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

In September 2003, the Company received the Additional Federal Refund Amount which was deposited in the Tax Refund Escrow. Certain other refunds for tax periods ending on or before 1998 are expected to be deposited in the Tax Refund Escrow when received. The Company has recorded its portion of these expected refunds as a receivable in Other Assets on the Consolidated Balance Sheet as of December 31, 2003.

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

As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, the Company and Kindred agreed to disburse $13.5 million to each company from a previously established escrow account (the “Tax Refund Escrow”). The Tax Refund Escrow held the Original Federal Refund Amount and certain other tax refunds (collectively, the “Tax Refund Escrow Funds”) related to periods ending in years prior to or including the date of the 1998 Spin Off. As a result of the additional Federal Refund Amount and other state and local refunds, in October 2003 the Company and Kindred agreed to disburse $1.0 million to each company from the Tax Refund Escrow. After payment of certain related expenses, the Company used approximately $14.0 million of its portion of the Tax Refund Escrow Funds to repay debt. As of December 31, 2003, the Company’s share of the amounts currently held in the Tax Refund Escrow was approximately $0.7 million.

In 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability. A portion of this contingent liability included the Company’s share of the Tax Refund Escrow Funds reported in Other Liabilities—disputed Federal, State and Local Tax Refunds on the Condensed Consolidated Balance Sheet. The other portion of this contingent liability

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was previously recorded in Accounts Payable and Other Accrued Liabilities on the Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the IRS audit for the Company’s 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As of December 31, 2003, the total contingent liability was $1.2 million. As of December 31, 2002, the Company had recorded a tax contingency liability of $21.3 million. Included in general administrative expenses on the Company’s Statement of Operations is a tax contingency expense of $1.5 million for 2001.

The Company’s 1998 federal income tax return reflected capital loss carryforwards of approximately $200.1 million of which $0.6 million was carried back to 1996. The Company utilized $65.2 million, $26.1 million and $16.4 million of capital loss carryforwards for the tax years ended December 31, 2003, 2002 and 2001, respectively. The remaining $91.8 million expired as of December 31, 2003. After fully utilizing NOL carrybacks, the Company also had an NOL carryforward of $7.6 million at December 31, 2003. These amounts can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any, remaining after the dividends paid deduction. The Company will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds the Company’s deduction for dividends paid. The NOL carryforwards expire in 2018. The availability of the carryforwards are subject to the results of the ongoing IRS examination for the prior tax years.

As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described above, no net deferred tax benefit has been ascribed to capital loss and net operating loss carryforwards as of December 31, 2003 and 2002. The IRS may challenge the Company’s entitlement to these tax attributes during its review of the Company’s tax returns for the previous tax years. The Company believes it is entitled to these tax attributes, but there can be no assurance as to the outcome of these matters.

As in certain prior periods, the IRS is currently reviewing the federal income tax return of the Company for the year ended December 31, 2001.

Note 11—Commitments and Contingencies

Agreement of Indemnity—Third Party Leases

In connection with the Company’s spin off of Kindred in 1998 (the “1998 Spin Off”), the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third Party Leases”). Under the terms of an indemnity agreement relating to the Third Party Leases, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease, the lessors may claim that the Company remains liable under the Third Party Leases. The Company believes it may have valid legal defenses to any such claim. However, there can be no assurance the Company would prevail against a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of one to ten years. The Third Party Leases relating to ground leases have remaining terms from one to 80 years. Under the Final Plan, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement relating to the Third Party Leases. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease.

The total aggregate remaining minimum rental payments under the Third Party Leases are as follows (in thousands):

	Skilled Nursing Facilities	Hospitals	Land	Sub Leased Third Party Leases	Other	Total
2004	$941	$2,225	$473	$1,117	$265	$5,021
2005	716	1,925	473	1,117	265	4,496
2006	235	1,025	552	1,117	88	3,017
2007	—	1,025	467	1,117	—	2,609
2008	—	1,025	405	1,117	—	2,547
Thereafter	—	—	10,894	2,606	—	13,500

	$1,892	$7,225	$13,264	$8,191	$618	$31,190

Agreement of Indemnity—Third Party Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the “Third Party Guarantees”). Under the terms of an indemnity agreement relating to the Third Party Guarantees, Kindred and its subsidiaries have agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees. Under the Final Plan, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third Party Guarantees. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee, then the Company may be liable for the payment and performance of the obligations under any such agreement. However, the Company believes it may have valid legal defenses to any such claim under a Third Party Guarantee. As of December 31, 2003, the Company has a $5.0 million potential obligation that is subject to the Third Party Guarantees.

Assumption of Certain Operating Liabilities and Litigation

In connection with the 1998 Spin Off, Kindred agreed in various agreements (the “Spin Agreements”) to, among other things, assume and to indemnify the Company for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the 1998 Spin Off. The indemnification provided by Kindred also covers losses, including costs and expenses, which may arise from any future claims asserted against the Company based on these healthcare operations. In addition, at the time of the 1998 Spin Off, Kindred agreed to assume the defense, on behalf of the Company, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the healthcare operations. Kindred also agreed to defend, on behalf of the Company, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the healthcare operations. Under the Final Plan, Kindred assumed and agreed to perform its obligations under these indemnifications. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that Kindred will continue to honor, its obligations incurred in connection with the 1998 Spin Off. If Kindred does not satisfy or otherwise honor the obligations under these arrangements, then the Company may be liable for the payment and performance of such obligations and may have to assume the defense of such claims.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kindred Common Stock

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

The Company disposed of 418,186 shares of Kindred Common Stock in the fourth quarter of 2001 and recognized a gain of $15.4 million on the dispositions. In connection with a registered offering of common stock by Kindred, Ventas Realty sold 83,300 shares of Kindred Common Stock, recognizing a gain of $2.6 million. The Company distributed 334,886 shares of Kindred Common Stock as part of the 2001 dividend, resulting in a gain of $12.8 million. For purposes of the 2001 dividend, the Kindred Common Stock was valued in accordance with the Code and applicable rulings and regulations on December 31, 2001 at $51.02 per share (the average of the high and low price on that day).

During the year ended December 31, 2002, the Company disposed of a total of 159,500 shares of Kindred Common Stock and recognized a gain of $5.0 million.

During the year ended December 31, 2003, the Company disposed of the remaining 920,814 shares of Kindred Common Stock and recognized a gain of $9.0 million. The Company used the net proceeds from the sales of the Kindred Common Stock to prepay the Company’s outstanding indebtedness and for general corporate purposes. As of December 31, 2003, the Company did not own any Kindred Common Stock.

Settlement of United States Claims

Kindred and the Company were the subject of investigations by the United States Department of Justice regarding the Company’s prior healthcare operations, including matters arising from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring a suit in the name of the United States. See “Note 13—Litigation.” The Kindred Reorganization Plan contains a comprehensive settlement of all of these claims by the United States Department of Justice (the “United States Settlement”).

Under the United States Settlement, the Company was required to pay $103.6 million to the United States, of which $34.0 million was paid on the Kindred Effective Date. The balance of $69.6 million bore interest at 6% per annum and was payable in equal quarterly installments over a five-year term commencing on June 30, 2001 and ending in 2006. The Company also paid approximately $0.4 million to legal counsel for the relators in the qui tam actions. In the fourth quarter of 2000, the Company recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%. On June 30, 2003 the Company incurred a $2.7 million expense relating to the early repayment of the United States Settlement that is reflected as the United States Settlement interest expense on the Company’s Consolidated Statement of Income for the year ended December 31, 2003. The $2.7 million interest expense reflects the difference between the total amount paid by the Company in final repayment of the United States Settlement and the amount reflected on the Company’s balance sheet on the date of final repayment. There was no prepayment penalty or other charges on account of such early prepayment.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Numerator for Basic and Diluted Earnings Per Share:
Income before Discontinued Operations	$96,734	$37,354	$46,862
Discontinued Operations	66,019	28,352	3,704

Net Income	$162,753	$65,706	$50,566

Denominator:
Denominator for Basic Earnings Per Share—Weighted Average Shares	79,340	69,336	68,409
Effect of Dilutive Securities:
Stock Options	715	883	810
Time Vesting Restricted Stock Awards	39	71	144

Dilutive Potential Common Stock	754	954	954

Denominator for Diluted Earnings Per Share—Adjusted Weighted Average	80,094	70,290	69,363

Basic Earnings Per Share
Income before Discontinued Operations	$1.22	$0.54	$0.69
Discontinued Operations	0.83	0.41	0.05

Net Income	$2.05	$0.95	$0.74

Diluted Earnings Per Share
Income before Discontinued Operations	$1.21	$0.53	$0.68
Discontinued Operations	0.82	0.40	0.05

Net Income	$2.03	$0.93	$0.73

Options to purchase 1,065,589 shares of common stock ranging from $15.69 to $24.47 were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2003 and therefore, the effect would be anti-dilutive. Options to purchase 2.8 million shares of common stock ranging from $13.13 to $26.0476, were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2002 and, therefore, the effect would be anti-dilutive. Options to purchase 3.1 million shares of common stock ranging from $10.8125 to $26.0476 were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2001 and, therefore, the effect would be anti-dilutive.

Note 13—Litigation

Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements

The following litigation and other matters arose from the Company’s operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The Complaint alleges, among other things, that certain former officers and directors damaged Kindred and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities fraud and damaging the reputation of Kindred and the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in the Complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order vacating the order dismissing the suit. On September 17, 2003, Kindred filed a renewed motion to dismiss this action as to all defendants, including the Company. Plaintiffs have not yet responded to this motion. Kindred has indicated that it intends to continue to defend this action vigorously on behalf of the Company.

A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs’ civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs’ state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the Delaware bankruptcy proceedings of Vencor, Inc. (now Kindred) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys’ fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. Before any class of plaintiffs was certified, this action was dismissed in its entirety on February 4, 2002 because it was deemed to be an impermissible collateral attack

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the Delaware Bankruptcy Court’s confirmation order. The plaintiffs thereafter filed an appeal of the District Court’s dismissal to the United States Court of Appeals for the Sixth Circuit. However, on plaintiffs’ motion, the appeal was stayed after the plaintiffs separately filed a motion with the Delaware Bankruptcy Court seeking, among other things, to have the Delaware Bankruptcy Court set aside portions of the releases of the Company contained in the Final Plan, as such releases might apply to the plaintiffs. On September 19, 2002, the Delaware Bankruptcy Court denied the plaintiffs’ motion. On February 28, 2003, the plaintiffs resumed their Sixth Circuit appeal by filing their initial brief with the Sixth Circuit. On April 1, 2003, Kindred, on behalf of the Company, filed defendants’ response brief. There were no material developments in this lawsuit during the six months ended December 31, 2003. On January 21, 2004, the Company received notice that the Sixth Circuit has scheduled oral argument in the case for March 18, 2004. Kindred has indicated that it intends to continue to defend this action vigorously on behalf of the Company.

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

Other Litigation

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the year ended December 31, 2003.

The Company is party to various lawsuits arising in the normal course of the Company’s business. It is the opinion of management that, except as set forth in this Note 13, the disposition of these lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions is incorrect, such lawsuits could have a Material Adverse Effect on the Company.

No provision for liability, if any, resulting from the aforementioned litigation has been made in the Company’s Condensed Consolidated Financial Statements as of December 31, 2003.

Note 14—Capital Stock

The authorized capital stock of the Company at December 31, 2003, 2002 and 2001 consisted of 180,000,000 shares of Common Stock, par value of $.25 per share, and 10,000,000 shares of preferred stock of which 300,000 shares have been designated Series A Participating Preferred Stock.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. As of December 31, 2003, $651 million of these securities remained available for offering off the shelf registration statement.

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

The Company’s Board of Directors is empowered to grant waivers from the “Excess Share” provisions of the Company’s Certificate of Incorporation. On June 24, 2003 the Company granted a waiver (the “C&S Waiver”) from the 9% ownership limitation provisions of Article XII of the Company’s Certificate of Incorporation to Cohen & Steers Capital Management, Inc. (“C&S”). Under the C&S Waiver, C&S may beneficially own, in the aggregate, up to 14.0% in number of shares or value, of the Company’s common stock.

Dividend Reinvestment and Stock Purchase Plan

The Company’s Distribution Reinvestment and Stock Purchase Plan (the “Plan”) was declared effective by the Securities and Exchange Commission on December 31, 2001. Under the Plan’s terms, existing stockholders may purchase shares of common stock in the Company by reinvesting all or a portion of the cash distribution on their shares of the Company’s common stock. In addition, existing stockholders of the Company, as well as new investors, may purchase shares of common stock in the Company by making optional cash payments. Beginning with its 2004 first quarter dividend, the Company intends to offer a two percent discount on the purchase price of its stock to shareholders who reinvest their dividends and/or make optional cash purchases of the Company’s common stock through the Plan. The availability of a market discount is at the Company’s discretion, as determined from time to time. The granting of a discount for one month or quarter, as applicable, will not insure the availability of a discount or the same discount in future months or quarters, respectively. Each month or quarter, as applicable, the Company may lower or eliminate the discount without prior notice. The Company may also, without prior notice, change our determination as to whether common shares will be purchased by the Plan Administrator directly from the Company or in the open market.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Related Party Transactions

At December 31, 2003 and 2002, the Company had receivables of approximately $3.8 million and $4.1 million, respectively, due from certain current and former executive officers of the Company. The loans include interest provisions (with a 5.0% average rate) and were to finance the income taxes payable by the executive officers resulting from: (i) the 1998 Spin Off and (ii) vesting of Restricted Shares. The loans are payable over periods ranging from four years to ten years with the majority of the obligations amortizing quarterly. Interest on a note relating to the 1998 Spin Off in the principal amount of $1.9 million at December 31, 2003 (the “1998 Spin Off Note”), is paid on a quarterly basis. The payee of the 1998 Spin Off Note resigned as an employee and director of the Company on January 30, 2003. In the event of a change in control as defined in the Company’s 1997 Incentive Compensation Plan, accrued interest on and the principal balance of the 1998 Spin Off Note is forgiven. Interest on the note relating to taxes paid for the vested portion of Restricted Shares (the “Restricted Share Note”) is payable annually out of and only to the extent of dividends from the vested restricted shares. In the event of a change in control of the Company (as defined in the relevant employment agreement) or upon termination of the officer without cause (as defined in the relevant employment agreement), the principal balance of the Restricted Share Note is forgiven. The Restricted Share Note is secured by a pledge of all of the restricted shares to which the Restricted Share Note relates and the Restricted Share Note is otherwise non-recourse. The 1998 Spin Off Note is not secured.

On October 15, 1998, the Company acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (“Tangram”). Tangram is a wholly owned subsidiary of ResCare, Inc. (“ResCare”) of which a director of the Company is the Chairman, President and Chief Executive Officer. The Company leases the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by ResCare. For the years ended December 31, 2003, 2002 and 2001, Tangram has paid the Company approximately $816,000, $799,000 and $779,000, respectively, in rent payments.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2003 and 2002 is provided below (amounts in thousands, except per share amounts).

	For the Quarters Ended 2003(5)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues	$47,003		$48,938		$58,518		$50,544
Income before Discontinued Operations	35,934	(1)	15,129	(2)	30,392	(3)	15,279	(4)
Discontinued Operations	1,354		1,000		1,820		61,845
Net Income	37,288	(1)	16,129	(2)	32,212	(3)	77,124	(4)
Earnings per share
Basic
Income before Discontinued Operations	$0.46	(1)	$0.19	(2)	$0.38	(3)	$0.19	(4)
Discontinued Operations	0.01		0.01		0.03		0.77

Net Income	$0.47	(1)	$0.20	(2)	$0.41	(3)	$0.96	(4)

Diluted
Income before Discontinued Operations	$0.45	(1)	$0.19	(2)	$0.38	(3)	$0.19	(4)
Discontinued Operations	0.02		0.01		0.02		0.76

Net Income	$0.47	(1)	$0.20	(2)	$0.40	(3)	$0.95	(4)

Dividends declared	$0.2675		$0.2675		$0.2675		$0.2675

(1)	Includes $20.2 million reversal of contingent liability.
(2)	Includes $0.9 million gain from the sale of Kindred Common Stock and $3.8 million of interest expense on United States Settlement.
(3)	Includes $8.1 million gain from the sale of Kindred Common Stock.
(4)	Includes $5.2 million loss on swap breakage.
(5)	Amounts presented will not necessarily agree to respective quarterly reports as a result of reclassifications to discontinued operations required as a result of additional property sales throughout 2003.

	For the Quarters Ended 2002(3)
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$43,128	$47,954		$45,650		$46,405
Income before Discontinued Operations	10,510	2,673	(1)	15,888	(2)	8,283
Discontinued Operations	2,191	23,795		1,205		1,161
Net Income	12,701	26,468	(1)	17,093	(2)	9,444
Earnings per share
Basic
Income before Discontinued Operations	$0.15	$0.04	(1)	$0.23	(2)	$0.12
Discontinued Operations	0.03	0.34		0.02		0.01

Net Income	$0.18	$0.38	(1)	$0.25	(2)	$0.13

Diluted
Income before Discontinued Operations	$0.15	$0.04	(1)	$0.23	(2)	$0.12
Discontinued Operations	0.03	0.34		0.01		0.01

Net Income	$0.18	$0.38	(1)	$0.24	(2)	$0.13

Dividends declared	$0.2375	$0.2375		$0.2375		$0.2375

(1)	Includes a $3.8 million gain from the sale of Kindred Common Stock and a $5.4 million loss on swap breakage.
(2)	Includes a $1.2 million gain from the sale of Kindred Common Stock and a $2.2 million tax benefit.
(3)	Amounts presented will not necessarily agree to respective quarterly reports as a result of reclassifications to discontinued operations required as a result of additional property sales throughout 2002 and 2003 and the Company’s adoption of SFAS No. 145 relating to extraordinary items.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Condensed Consolidating Information

The Company and certain of its direct and indirect wholly owned subsidiaries (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of Ventas Realty and Ventas Capital Corporation (“Ventas Capital,” and together with Ventas Realty, the “Issuers”). The Company has other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Subsidiary Guarantors, and such subsidiaries are not obligated with respect to the Senior Notes. Contractual and legal restrictions, including those contained in the agreements governing the CMBS Transaction, may under certain circumstances restrict the Company’s ability to obtain cash from its Non-Guarantor Subsidiaries for the purpose of meeting its debt service obligations, including the Company’s guarantee of payment of principal and interest on the Senior Notes. Additionally, as of December 31, 2003, approximately $141.3 million of the net assets of Ventas Realty were mortgaged to secure the 2002 Credit Agreement. The following summarizes the condensed consolidating information for the Company as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003:

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

Year ended December 31, 2003

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$13,500	$—	$583,207	$101,038		$697,745
Cash and cash equivalents	47	—	82,051	6		82,104
Restricted cash	742	—	1,791	5,042		7,575
Deferred financing costs, net	—	—	9,519	3,946		13,465
Notes receivable from employees	1,716	—	2,056	—		3,772
Equity in affiliates	112,573	2,205	—	—	$(114,778)	—
Other assets	315	—	7,270	604		8,189

Total assets	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$—	$425,138	$215,424		$640,562
Deferred revenue	97	—	12,458	2,753		15,308
Interest rate swap agreements	—	—	27,868	—		27,868
Accrued dividend	21,614	—	—	—		21,614
Accrued interest	—	—	5,466	355		5,821
Accounts payable, intercompany and other accrued liabilities	1,773	—	12,789	—		14,562
Other liabilities—disputed tax refunds and accumulated interest	406	—	—	—		406
Deferred income taxes	30,394	—	—	—		30,394

Total liabilities	54,284	—	483,719	218,532		756,535
Total stockholders’ equity (deficit)	74,609	2,205	202,175	(107,896)	(114,778)	56,315

Total liabilities and stockholders’ equity (deficit)	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

(a)	The Subsidiary Guarantors consist of Ventas LP Realty, LLC (“Ventas LLC”), Ventas Healthcare Properties, Inc. (“VHPI”) and Ventas TRS, LLC (“TRS”). VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

Year Ended December 31, 2002

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$14,194	$—	$706,728	$107,880		$828,802
Cash and cash equivalents	48	—	2,406	1		2,455
Restricted cash	14,395	—	510	5,048		19,953
Deferred financing costs, net	—	—	12,311	5,393		17,704
Investment in Kindred Healthcare, Inc. common stock	—	—	16,713	—		16,713
Notes receivable from employees	1,716	—	2,423	—		4,139
Equity in affiliates	54,160	1,606	—	—	$(55,766)	—
Other assets	688	—	3,735	1,591		6,014

Total assets	$85,201	$1,606	$744,826	$119,913	$(55,766)	$895,780

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$—	$485,038	$222,671		$707,709
United States Settlement	43,992	—	—	—		43,992
Securities settlement due	—	—	37,366	—		37,366
Deferred revenue	123	—	15,517	3,243		18,883
Interest rate swap agreements	—	—	47,672	—		47,672
Accrued dividend	16,596	—	—	—		16,596
Accrued interest	—	—	6,843	394		7,237
Accounts payable, intercompany and other accrued liabilities	7,451	—	17,951	—		25,402
Other liabilities—disputed tax refunds and accumulated interest	14,156	—	—	—		14,156
Deferred income taxes	30,394	—	—	—		30,394

Total liabilities	112,712	—	610,387	226,308		949,407
Total stockholders’ equity (deficit)	(27,511)	1,606	134,439	(106,395)	(55,766)	(53,627)

Total liabilities and stockholders’ equity (deficit)	$85,201	$1,606	$744,826	$119,913	$(55,766)	$895,780

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,112	$—	$156,171	$32,949		$191,232
Interest income on real estate loan	—	—	3,036	—		3,036
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	9,039	—		9,039
Equity earnings in affiliates	145,945	1,224	—	—	$(147,169)	—
Interest and other income	341	—	1,342	13		1,696

Total revenues	148,398	1,224	169,588	32,962	(147,169)	205,003

Expenses:
General and administrative	133	—	10,478	2,113		12,724
Professional fees	26	—	2,004	404		2,434
Reversal of contingent liability	(20,164)	—	—	—		(20,164)
Amortization of restricted stock grants	13	—	1,049	212		1,274
Depreciation	694	—	33,707	5,319		39,720
Net loss on swap breakage	—	—	5,168	—		5,168
Swap ineffectiveness	—	—	296	—		296
Loss on extinguishment of debt	—	—	—	84		84
Interest	—	—	53,506	8,284		61,790
Interest on United States Settlement	4,943	—	—	—		4,943

Total expenses	(14,355)	—	106,208	16,416		108,269

Income (loss) before discontinued operations	162,753	1,224	63,380	16,546	(147,169)	96,734
Discontinued operations	—	—	59,114	6,905		66,019

Net income (loss)	$162,753	$1,224	$122,494	$23,451	$(147,169)	$162,753

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,959	$—	$142,139	$31,852		$175,950
Interest income on real estate loan	—	—	995	—		995
Gain on sale of Kindred Healthcare, Inc. common stock stock	—	—	5,014	—		5,014
Equity earnings in affiliate(s)	67,572	536	—	—	$(68,108)	—
Interest and other income	283	—	822	73		1,178

Total revenues	69,814	536	148,970	31,925	(68,108)	183,137

Expenses:
General and administrative	101	—	8,003	1,659		9,763
Professional fees	33	—	2,582	535		3,150
Amortization of restricted stock grants	19	—	1,519	315		1,853
Depreciation	694	—	32,436	5,329		38,459
Net loss on swap breakage	—	—	5,407	—		5,407
Swap ineffectiveness	—	—	1,850	—		1,850
Loss on extinguishment of debt	—	—	11,077	—		11,077
Interest	—	—	60,700	10,327		71,027
Interest on United States Settlement	5,461	—	—	—		5,461

Total expenses	6,308	—	123,574	18,165		148,047

Income (loss) before benefit for income taxes, gain on disposal of real estate assets and discontinued operations	63,506	536	25,396	13,760	(68,108)	35,090
Benefit for income taxes	(2,200)	—	—	—		(2,200)

Income (loss) before gain on disposal of real estate assets and discontinued operations	65,706	536	25,396	13,760	(68,108)	37,290
Net gain on real estate disposals	—	—	64	—	—	64

Income (loss) before discontinued operations	65,706	536	25,460	13,760	(68,108)	37,354
Discontinued operations	—	—	28,160	192		28,352

Net income (loss)	$65,706	$536	$53,620	$13,952	$(68,108)	$65,706

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,233	$—	$167,063	$1,316		$170,612
Gain on sale of Kindred common stock	—	—	15,425	—		15,425
Equity earnings affiliates(s)	55,062	515	—	—	$(55,577)	—
Interest and other income	1,442	—	2,562	—		4,004

Total revenues	58,737	515	185,050	1,316	(55,577)	190,041

Expenses:
General and administrative	123	—	10,053	68		10,244
Professional fees	56	—	4,571	31		4,658
Amortization of restricted stock grants	21	—	1,701	12		1,734
Depreciation	694	—	37,300	229		38,223
Loss on extinguishment of debt	—	—	1,322	—		1,322
Interest	—	—	82,823	(2,626)		80,197
Interest on United States Settlement	4,592	—	—	—		4,592

Total expenses	5,486	—	137,770	(2,286)		140,970

Income (loss) before income taxes, gain on disposal of real estate assets and discontinued operations	53,251	515	47,280	3,602	(55,577)	49,071
Provision for income taxes	2,499	—	—	—		2,499

Income (loss) before gain on disposal of real estate assets and discontinued operations	50,752	515	47,280	3,602	(55,577)	46,572
Net gain on real estate disposals	—	—	290	—		290

Income (loss) before discontinued operations	50,752	515	47,570	3,602	(55,577)	46,862
Discontinued operations	(152)	—	3,856	—		3,704

Net income (loss)	$50,600	$515	$51,426	$3,602	$(55,577)	$50,566

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$158,508	$1,224	$99,971	$24,832	$(147,169)	$137,366

Net cash provided by (used in) investing activities	(52)	—	152,297	7,456		159,701

Cash flows from financing activities:
Net change in borrowings under revolving line of credit	—	—	(59,900)	—		(59,900)
Purchase of Senior Notes	—	—	(37,366)	—		(37,366)
Repayment of debt	—	—	—	(7,247)		(7,247)
Payment of swap breakage fee	—	—	(8,575)	—		(8,575)
Payment of deferred financing costs	—	—	(40)	—		(40)
Payment on the United States Settlement	(46,647)	—	—	—		(46,647)
Cash distributions from affiliates	(54,167)	(1,224)	(66,742)	(25,036)	147,169	—
Issuance of common stock	22,604	—	—	—		22,604
Cash distribution to Stockholders	(80,247)	—	—	—		(80,247)

Net cash provided by (used in) financing activities	(158,457)	(1,224)	(172,623)	(32,283)	147,169	(217,418)

Increase (decrease) in cash and cash equivalents	(1)	—	79,645	5		79,649
Cash and cash equivalents at beginning of year	48	—	2,406	1		2,455

Cash and cash equivalents at end of year	$47	$—	$82,051	$6		$82,104

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$65,841	$536	$95,145	$22,971	$(68,108)	$116,385

Net cash provided by (used in) investing activities	(871)	—	(33,269)	—		(34,140)

Cash flows from financing activities:
Net change in borrowings under revolving line of credit	—	—	(101,301)	—		(101,301)
Proceeds from debt	—	—	620,300	—		620,300
Repayment of debt	—	—	(16,261)	(2,329)		(18,590)
Repayment of debt through refinancing	—	—	(607,106)	—		(607,106)
Payment of swap breakage fee	—	—	(12,837)	—		(12,837)
Payment of deferred financing costs	—	—	(15,127)	—		(15,127)
Payment on the United States Settlement	(10,755)	—	—	—		(10,755)
Cash distributions from affiliates	(102,848)	(536)	55,917	(20,641)	68,108	—
Issuance of common stock	97,155	—	—	—		97,155
Cash distribution to stockholders	(50,125)	—	—	—		(50,125)

Net cash provided by (used in) financing activities	(66,573)	(536)	(76,415)	(22,970)	68,108	(98,386)

Increase (decrease) in cash and cash equivalents	(1,603)	—	(14,539)	1		(16,141)
Cash and cash equivalents at beginning of year	1,651	—	16,945	—		18,596

Cash and cash equivalents at end of year	$48	$—	$2,406	$1		$2,455

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

	Ventas, Inc.	Subsidiary Guarantors (a)	Issuers (b)	Non- Guarantor Subsidiaries (c)	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$50,436	$515	$89,524	$(5,005)	$(55,577)	$79,893

Net cash provided by (used in) investing activities	(1,697)	—	4,457	—		2,760

Cash flows from financing activities:
Proceeds from debt	—	—	—	225,000		225,000
Repayment of debt	—	—	(263,017)	—		(263,017)
Payment of deferred financing costs	—	—	(121)	(6,811)		(6,932)
Payment on the United States Settlement	(41,746)	—	—	—		(41,746)
Cash distributions from affiliates	57,800	(515)	100,322	(213,184)	55,577	—
Issuance of common stock	503	—	—	—		503
Cash distribution to stockholders	(65,266)	—	—	—		(65,266)

Net cash provided by (used in) financing activities	(48,709)	(515)	(162,816)	5,005	55,577	(151,458)

Increase (decrease) in cash and cash equivalents	30	—	(68,835)	—		(68,805)
Cash and cash equivalents at beginning of year	1,621	—	85,780	—		87,401

Cash and cash equivalents at end of year	$1,651	$—	$16,945	$—		$18,596

(a)	The Subsidiary Guarantors consist of Ventas LLC, VHPI and TRS. VHPI and TRS currently have no assets or operations. Ventas LLC is a wholly owned direct subsidiary of the Company and has no other assets or operations other than owning a 1% limited partnership interest in Ventas Realty.
(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.
(c)	The Non-Guarantor Subsidiaries consist of Ventas Specialty I, Inc., Ventas Finance I, Inc., Ventas Specialty I, LLC and Ventas Finance I, LLC, which were formed in 2001 in conjunction with the Company’s CMBS Transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 27, 2004

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO

Debra A. Cafaro Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 27, 2004

/s/ JAY M. GELLERT Jay M. Gellert	Director	February 27, 2004

/s/ RONALD G. GEARY Ronald G. Geary	Director	February 27, 2004

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 27, 2004

/s/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 27, 2004

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, Chief Executive Officer, President and Director	February 27, 2004

/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Senior Vice President and Chief Financial Officer	February 27, 2004

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
KINDRED SKILLED NURSING FACILITIES
Rehab. & Healthc. Ctr. of Huntsville	Huntsville	AL	534	4,216	—	534	4,216	2,123	1968	1991	25 years
Rehab. & Healthc. Ctr. of Birmingham	Birmingham	AL	—	1,921	—	—	1,921	1,280	1971	1992	20 years
Rehab. & Healthcare Ctr. of Mobile	Mobile	AL	5	2,981	—	5	2,981	1,249	1967	1992	29 years
Valley Healthcare & Rehab. Center	Tucson	AZ	383	1,954	—	383	1,954	890	1964	1993	28 years
Sonoran Rehab & Care Center	Phoenix	AZ	781	2,755	—	781	2,755	1,094	1962	1992	29 years
Desert Life Rehab & Care Center	Tucson	AZ	611	5,117	—	611	5,117	2,866	1979	1982	37 years
Villa Campana Health Center	Tucson	AZ	533	2,201	—	533	2,201	772	1983	1993	35 years
Kachina Point Health Care & Rehab	Sedona	AZ	364	4,179	—	364	4,179	1,970	1983	1984	45 years
Nob Hill Healthcare Center	San Francisco	CA	1,902	7,531	—	1,902	7,531	3,119	1967	1993	28 years
Canyonwood Nursing & Rehab. Ctr	Redding	CA	401	3,784	—	401	3,784	1,251	1989	1989	45 years
Californian Care Center	Bakersfield	CA	1,439	5,609	—	1,439	5,609	1,688	1988	1992	40 years
Magnolia Gardens Care Center	Burlingame	CA	1,832	3,186	—	1,832	3,186	1,304	1955	1993	28.5 years
Lawton Healthcare Center	San Francisco	CA	943	514	—	943	514	290	1962	1996	20 years
Valley Gardens HC & Rehab	Stockton	CA	516	3,405	—	516	3,405	1,246	1988	1988	29 years
Alta Vista Healthcare Center	Riverside	CA	376	1,669	—	376	1,669	774	1966	1992	29 years
Maywood Acres Healthcare Center	Oxnard	CA	465	2,363	—	465	2,363	979	1964	1993	29 years
La Veta Healthcare Center	Orange	CA	47	1,459	—	47	1,459	619	1964	1992	28 years
Bay View Nursing & Rehab. Center	Alameda	CA	1,462	5,981	—	1,462	5,981	2,478	1967	1993	45 years
Village Square Nsg. & Rehab. Ctr	San Marcos	CA	766	3,507	—	766	3,507	913	1989	1993	42 years
Cherry Hills Health Care Center	Englewood	CO	241	2,180	—	241	2,180	1,017	1960	1995	30 years
Aurora Care Center	Aurora	CO	197	2,328	—	197	2,328	931	1962	1995	30 years
Castle Garden Care Center	Northglenn	CO	501	8,294	—	501	8,294	3,173	1971	1993	29 years
Brighton Care Center	Brighton	CO	282	3,377	—	282	3,377	1,335	1969	1992	30 years
Andrew House Healthcare	New Britain	CT	247	1,963	—	247	1,963	748	1967	1992	29 years
Camelot Nursing & Rehab. Center	New London	CT	202	2,363	—	202	2,363	892	1969	1994	28 years
Windsor Rehab. & Healthcare Center	Windsor	CT	368	2,520	—	368	2,520	1,075	1965	1994	30 years
Nutmeg Pavilion Healthcare	New London	CT	401	2,777	—	401	2,777	1,214	1968	1992	29 years
Parkway Pavilion Healthcare	Enfield	CT	337	3,607	—	337	3,607	1,541	1968	1994	28 years
Courtland Gardens Health Ctr., Inc	Stamford	CT	1,126	9,399	—	1,126	9,399	1,686	1956	1990	45 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Savannah Rehab. & Nursing Center	Savannah	GA	213	2,772	—	213	2,772	1,124	1968	1993	28.5 years
Specialty Care of Marietta	Marietta	GA	241	2,782	—	241	2,782	1,231	1968	1993	28.5 years
Savannah Specialty Care Center	Savannah	GA	157	2,219	—	157	2,219	1,044	1972	1991	26 years
Lafayette Nsg. & Rehab. Ctr	Fayetteville	GA	598	6,623	—	598	6,623	2,357	1989	1995	20 years
Tucker Nursing Center	Tucker	GA	512	8,153	—	512	8,153	1,438	1972	1997	45 years
Hillcrest Rehab. Care Center	Boise	ID	256	3,593	—	256	3,593	786	1977	1998	45 years
Cascade Care Center	Caldwell	ID	312	2,050	—	312	2,050	486	1974	1998	45 years
Emmett Rehabilitation and Healthcare	Emmett	ID	185	1,670	—	185	1,670	1,255	1960	1984	28 years
Lewiston Rehabilitation and Care Ctr	Lewiston	ID	133	3,982	—	133	3,982	1,829	1964	1984	29 years
Nampa Care Center	Nampa	ID	252	2,810	—	252	2,810	2,099	1950	1983	25 years
Weiser Rehabilitation and Care Ctr	Weiser	ID	157	1,760	—	157	1,760	1,464	1963	1983	25 years
Moscow Care Center	Moscow	ID	261	2,571	—	261	2,571	1,372	1955	1990	25 years
Mountain Valley Care and Rehab	Kellogg	ID	68	1,281	—	68	1,281	996	1971	1984	25 years
Rolling Hills Health Care Center	New Albany	IN	81	1,894	—	81	1,894	799	1984	1993	25 years
Royal Oaks Healthcare & Rehab Ctr	Terre Haute	IN	418	5,779	—	418	5,779	1,157	1995	1995	45 years
Southwood Health & Rehab Center	Terre Haute	IN	90	2,868	—	90	2,868	1,142	1988	1993	25 years
Kindred Corydon	Corydon	IN	125	6,068	—	125	6,068	761	N/A	1998	45 years
Valley View Health Care Center	Elkhart	IN	87	2,665	—	87	2,665	1,102	1985	1993	25 years
Wildwood Healthcare Center	Indianapolis	IN	134	4,983	—	134	4,983	1,980	1988	1993	25 years
Meadowvale Health & Rehab. Ctr	Bluffton	IN	7	787	—	7	787	238	1962	1995	22 years
Columbia Healthcare Facility	Evansville	IN	416	6,317	—	416	6,317	2,157	1983	1993	35 years
Bremen Health Care Center	Bremen	IN	109	3,354	—	109	3,354	1,091	1982	1996	45 years
Windsor Estates Health & Rehab Ctr	Kokomo	IN	256	6,625	—	256	6,625	1,989	1962	1995	35 years
Muncie Health Care & Rehab	Muncie	IN	108	4,202	—	108	4,202	1,587	1980	1993	25 years
Parkwood Health Care Center	Lebanon	IN	121	4,512	—	121	4,512	1,743	1977	1993	25 years
Wedgewood Healthcare Center	Clarksville	IN	119	5,115	—	119	5,115	1,438	1985	1995	35 years
Westview Nursing & Rehab. Center	Bedford	IN	255	4,207	—	255	4,207	1,571	1970	1993	29 years
Columbus Health & Rehab. Center	Columbus	IN	345	6,817	—	345	6,817	3,328	1966	1991	25 years
Rosewood Health Care Center	Bowling Green	KY	248	5,371	—	248	5,371	2,370	1970	1990	30 years
Oakview Nursing & Rehab. Ctr	Calvert City	KY	124	2,882	—	124	2,882	1,269	1967	1990	30 years
Cedars of Lebanon Nursing Center	Lebanon	KY	40	1,253	—	40	1,253	551	1930	1990	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Winchester Centre for Health/Rehab	Winchester	KY	137	6,120	—	137	6,120	2,672	1967	1990	30 years
Riverside Manor Health Care	Calhoun	KY	103	2,119	—	103	2,119	945	1963	1990	30 years
Maple Manor Healthcare Center	Greenville	KY	59	3,187	—	59	3,187	1,415	1968	1990	30 years
Danville Centre for Health & Rehab	Danville	KY	322	3,538	—	322	3,538	1,242	1962	1995	30 years
Northfield Centre for Health & Rehab	Louisville	KY	285	1,555	—	285	1,555	776	1969	1985	30 years
Hillcrest Health Care Center	Owensboro	KY	544	2,619	—	544	2,619	2,360	1963	1982	22 years
Woodland Terrace Health Care Fac	Elizabethtown	KY	216	1,795	—	216	1,795	1,548	1969	1982	26 years
Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830	—	137	1,830	1,034	1974	1985	35 years
Laurel Ridge Rehab. & Nursing Ctr	Jamaica Plain	MA	194	1,617	—	194	1,617	815	1968	1989	30 years
Blue Hills Alzheimer’s Care Center	Stoughton	MA	511	1,026	—	511	1,026	958	1965	1982	28 years
Brigham Manor Nursing & Rehab Ctr	Newburyport	MA	126	1,708	—	126	1,708	987	1806	1982	27 years
Presentation Nursing & Rehab. Ctr	Brighton	MA	184	1,220	—	184	1,220	964	1968	1982	28 years
Country Manor Rehab. & Nsg. Center	Newburyport	MA	199	3,004	—	199	3,004	1,712	1968	1982	27 years
Crawford Skilled Nsg. & Rehab. Ctr	Fall River	MA	127	1,109	—	127	1,109	810	1968	1982	29 years
Hallmark Nursing & Rehab. Ctr	New Bedford	MA	202	2,694	—	202	2,694	1,594	1968	1982	26 years
Sachem Nursing & Rehab. Ctr	East Bridgewater	MA	529	1,238	—	529	1,238	1,100	1968	1982	27 years
Hammersmith House Nsg. Care Ctr	Saugus	MA	112	1,919	—	112	1,919	1,042	1965	1982	28 years
Oakwood Rehab. & Nursing Center	Webster	MA	102	1,154	—	102	1,154	834	1967	1982	31 years
Timberlyn Heights Nsg. & Alz. Ctr	Great Barrington	MA	120	1,305	—	120	1,305	915	1968	1982	29 years
Brittany Healthcare Center	Natick	MA	249	1,328	—	249	1,328	903	1996	1982	31 years
Bolton Manor Nursing Home	Marlborough	MA	222	2,431	—	222	2,431	1,447	1973	1984	34.5 years
Hillcrest Nursing Home	Fitchburg	MA	175	1,461	—	175	1,461	1,167	1957	1984	25 years
Country Gardens Sk. Nsg. & Rehab	Swansea	MA	415	2,675	—	415	2,675	1,500	1969	1984	27 years
Quincy Rehab. & Nursing Center	Quincy	MA	216	2,911	—	216	2,911	1,984	1965	1984	24 years
Newton and Wellesley Alzheimer Ctr	Wellesley	MA	297	3,250	—	297	3,250	1,719	1971	1984	30 years
Den-Mar Rehab. & Nursing Center	Rockport	MA	23	1,560	—	23	1,560	967	1963	1985	30 years
Eagle Pond Rehab. & Living Center	South Dennis	MA	296	6,896	—	296	6,896	2,397	1985	1987	50 years
Blueberry Hill Healthcare	Beverly	MA	129	4,290	—	129	4,290	2,272	1965	1968	40 years
Colony House Nsg. & Rehab. Ctr	Abington	MA	132	999	—	132	999	841	1965	1969	40 years
Embassy House Sk. Nsg. & Rehab	Brockton	MA	166	1,004	—	166	1,004	774	1968	1969	40 years
Franklin Sk. Nsg. & Rehab. Center	Franklin	MA	156	757	—	156	757	639	1967	1969	40 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Great Barrington Rehab. & Nsg. Ctr	Great Barrington	MA	60	1,142	—	60	1,142	915	1967	1969	40 years
River Terrace	Lancaster	MA	268	957	—	268	957	852	1969	1969	40 years
Walden Rehab. & Nursing Center	Concord	MA	181	1,347	—	181	1,347	1,129	1969	1968	40 years
Harrington House Nsg. & Rehab. Ctr	Walpole	MA	4	4,444	—	4	4,444	1,280	1991	1991	45 years
Augusta Rehabilitation Center	Augusta	ME	152	1,074	—	152	1,074	671	1968	1985	30 years
Eastside Rehab. and Living Center	Bangor	ME	316	1,349	—	316	1,349	733	1967	1985	30 years
Winship Green Nursing Center	Bath	ME	110	1,455	—	110	1,455	783	1974	1985	35 years
Brewer Rehabilitation & Living Center	Brewer	ME	228	2,737	—	228	2,737	1,333	1974	1985	33 years
Kennebunk Nursing Center	Kennebunk	ME	99	1,898	—	99	1,898	924	1977	1985	35 years
Norway Rehabilitation & Living Center	Norway	ME	133	1,658	—	133	1,658	832	1972	1985	39 years
Shore Village Rehab. & Nursing Ctr	Rockland	ME	100	1,051	—	100	1,051	644	1968	1985	30 years
Westgate Manor	Bangor	ME	287	2,718	—	287	2,718	1,417	1969	1985	31 years
Brentwood Rehab. & Nsg. Center	Yarmouth	ME	181	2,789	—	181	2,789	1,405	1945	1985	45 years
Fieldcrest Manor Nursing Home	Waldoboro	ME	101	1,020	—	101	1,020	648	1963	1985	32 years
Park Place Health Care Center	Great Falls	MT	600	6,311	—	600	6,311	2,561	1963	1993	28 years
Parkview Acres Care & Rehab Ctr	Dillon	MT	207	2,578	—	207	2,578	1,049	1965	1993	29 years
Pettigrew Rehab. & Healthcare Ctr	Durham	NC	101	2,889	—	101	2,889	1,232	1969	1993	28 years
LaSalle Healthcare Center	Durham	NC	140	3,238	—	140	3,238	1,239	1969	1993	29 years
Sunnybrook & HC Rehab. Spec	Raleigh	NC	187	3,409	—	187	3,409	1,676	1971	1991	25 years
Blue Ridge Rehab. & Healthcare Ctr	Asheville	NC	250	3,819	—	250	3,819	1,459	1977	1991	32 years
Raleigh Rehab. & Healthcare Center	Raleigh	NC	316	5,470	—	316	5,470	2,686	1969	1991	25 years
Rose Manor Health Care Center	Durham	NC	201	3,527	—	201	3,527	1,663	1972	1991	26 years
Cypress Pointe Rehab & HC Center	Wilmington	NC	233	3,710	—	233	3,710	1,627	1966	1993	28.5 years
Winston-Salem Rehab & HC Center	Winston-Salem	NC	305	5,142	—	305	5,142	2,503	1968	1991	25 years
Silas Creek Manor	Winston-Salem	NC	211	1,893	—	211	1,893	778	1966	1993	28.5 years
Lincoln Nursing Center	Lincolnton	NC	39	3,309	—	39	3,309	1,661	1976	1986	35 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132	—	339	4,132	1,978	1967	1991	25 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Guardian Care of Henderson	Henderson	NC	206	1,997	—	206	1,997	817	1957	1993	29 years
Rehab. & Nursing Center of Monroe	Monroe	NC	185	2,654	—	185	2,654	1,225	1963	1993	28 years
Guardian Care of Kinston	Kinston	NC	186	3,038	—	186	3,038	1,206	1961	1993	29 years
Guardian Care of Zebulon	Zebulon	NC	179	1,933	—	179	1,933	787	1973	1993	29 years
Guardian Care of Rocky Mount	Rocky Mount	NC	240	1,733	—	240	1,733	835	1975	1997	25 years
Rehab. & Health Center of Gastonia	Gastonia	NC	158	2,359	—	158	2,359	1,026	1968	1992	29 years
Guardian Care of Elizabeth City	Elizabeth City	NC	71	561	—	71	561	625	1977	1982	20 years
Chapel Hill Rehab. & Healthcare Ctr	Chapel Hill	NC	347	3,029	—	347	3,029	1,334	1984	1993	28 years
Homestead Health Care & Rehab Ctr	Lincoln	NE	277	1,528	1,178	277	2,706	1,915	1961	1994	45 years
Dover Rehab. & Living Center	Dover	NH	355	3,797	—	355	3,797	2,057	1969	1990	25 years
Greenbriar Terrace Healthcare	Nashua	NH	776	6,011	—	776	6,011	2,990	1963	1990	25 years
Hanover Terrace Healthcare	Hanover	NH	326	1,825	—	326	1,825	731	1969	1993	29 years
Las Vegas Healthcare & Rehab. Ctr	Las Vegas	NV	454	1,018	—	454	1,018	317	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	NV	256	1,324	—	256	1,324	573	1971	1992	29 years
Franklin Woods Health Care Center	Columbus	OH	190	4,712	—	190	4,712	1,513	1986	1992	38 years
Chillicothe Nursing & Rehab. Center	Chillecothe	OH	128	3,481	—	128	3,481	1,796	1976	1985	34 years
Pickerington Nursing & Rehab. Ctr	Pickerington	OH	312	4,382	—	312	4,382	1,394	1984	1992	37 years
Logan Health Care Center	Logan	OH	169	3,750	—	169	3,750	1,534	1979	1991	30 years
Winchester Place Nsg. & Rehab. Ctr	Canal Winchester	OH	454	7,149	—	454	7,149	3,390	1974	1993	28 years
Minerva Park Nursing & Rehab. Ctr	Columbus	OH	210	3,684	—	210	3,684	790	1973	1997	45 years
West Lafayette Rehab & Nsg Ctr	West Lafayette	OH	185	3,278	—	185	3,278	904	1972	1996	45 years
Cambridge Health & Rehab. Center	Cambridge	OH	108	2,642	—	108	2,642	1,111	1975	1993	25 years
Coshocton Health & Rehab. Center	Coshocton	OH	203	1,979	—	203	1,979	830	1974	1993	25 years
Bridgepark Ctr. for Rehab. & Nsg. Sv	Akron	OH	341	5,491	—	341	5,491	2,315	1970	1993	28 years
Lebanon Country Manor	Lebanon	OH	105	3,617	—	105	3,617	1,487	1984	1986	43 years
Sunnyside Care Center	Salem	OR	1,519	2,688	—	1,519	2,688	1,058	1981	1991	30 years
Medford Rehab. & Healthcare Center	Medford	OR	362	4,610	—	362	4,610	1,879	N/A	1991	34 years
Wyomissing Nsg. & Rehab. Ctr	Reading	PA	61	5,095	—	61	5,095	915	1966	1993	45 years
Health Havens Nursing & Rehab. Ctr	E. Providence	RI	174	2,643	—	174	2,643	488	1962	1990	45 years
Oak Hill Nursing & Rehab. Ctr	Pawtucket	RI	91	6,724	—	91	6,724	1,221	1966	1990	45 years
Madison Healthcare & Rehab Ctr	Madison	TN	168	1,445	—	168	1,445	620	1968	1992	29 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Cordova Rehab. & Nursing Center	Cordova	TN	322	8,830	—	322	8,830	3,975	1979	1986	39 years
Primacy Healthcare & Rehab Ctr	Memphis	TN	1,222	8,344	—	1,222	8,344	2,938	1980	1990	37 years
Masters Health Care Center	Algood	TN	524	4,370	—	524	4,370	1,936	1981	1987	38 years
Wasatch Care Center	Ogden	UT	374	596	—	374	596	457	1964	1990	25 years
Crosslands Rehab. & Health Care Ctr	Sandy	UT	334	4,300	—	334	4,300	1,269	1987	1992	40 years
St. George Care and Rehab. Center	St. George	UT	420	4,465	—	420	4,465	1,809	1976	1993	29 years
Federal Heights Rehab. & Nsg. Ctr	Salt Lake City	UT	201	2,322	—	201	2,322	971	1962	1992	29 years
Wasatch Valley Rehabilitation	Salt Lake City	UT	389	3,545	—	389	3,545	1,382	1962	1995	29 years
Nansemond Pointe Rehab. & HC Ctr	Suffolk	VA	534	6,990	—	534	6,990	2,695	1963	1991	32 years
Harbour Pointe Med. & Rehab. Ctr	Norfolk	VA	427	4,441	—	427	4,441	1,839	1969	1993	28 years
River Pointe Rehab. & Healthc. Ctr	Virginia Beach	VA	770	4,440	—	770	4,440	2,285	1953	1991	25 years
Bay Pointe Medical & Rehab. Centre	Virginia Beach	VA	805	2,886	—	425	2,886	1,140	1971	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	15	4,656	—	15	4,656	2,399	1965	1990	27 years
Arden Rehabilitation & Healthcare Ctr	Seattle	WA	1,111	4,013	—	1,111	4,013	1,622	1950	1993	28.5 years
Northwest Continuum Care Center	Longview	WA	145	2,563	—	145	2,563	1,072	1955	1992	29 years
Bellingham Health Care & Rehab Svc	Bellingham	WA	442	3,823	—	442	3,823	1,548	1972	1993	28.5 years
Rainier Vista Care Center	Puyallup	WA	520	4,780	—	520	4,780	1,480	1986	1991	40 years
Lakewood Healthcare Center	Lakewood	WA	504	3,511	—	504	3,511	1,127	1989	1989	45 years
Vancouver Healthcare & Rehab. Center	Vancouver	WA	449	2,964	—	449	2,964	1,269	1970	1993	28 years
Heritage Health & Rehab. Center	Vancouver	WA	76	835	—	76	835	324	1955	1992	29 years
Edmonds Rehab. & Healthcare Ctr	Edmonds	WA	355	3,032	—	355	3,032	1,462	1961	1991	25 years
Queen Anne Healthcare	Seattle	WA	570	2,750	—	570	2,750	1,165	1970	1993	29 years
San Luis Medical & Rehab Center	Greenbay	WI	259	5,299	—	259	5,299	2,188	N/A	1996	25 years
Eastview Medical & Rehab. Center	Antigo	WI	200	4,047	—	200	4,047	1,934	1962	1991	28 years
Colonial Manor Medical & Rehab Ctr	Wausau	WI	169	3,370	—	169	3,370	1,379	1964	1995	30 years
Colony Oaks Care Center	Appleton	WI	353	3,571	—	353	3,571	1,583	1967	1993	29 years
North Ridge Med. & Rehab. Center	Manitowoc	WI	206	3,785	—	206	3,785	1,580	1964	1992	29 years
Vallhaven Care Center	Neenah	WI	337	5,125	—	337	5,125	2,189	1966	1993	28 years
Kennedy Park Medical & Rehab. Ctr	Schofield	WI	301	3,596	—	301	3,596	2,643	1966	1982	29 years
Mt. Carmel Medical & Rehab. Ctr	Burlington	WI	274	7,205	—	274	7,205	2,675	1971	1991	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Mt. Carmel Medical & Rehab. Ctr	Milwaukee	WI	2,678	25,867	—	2,678	25,867	11,441	1958	1991	30 years
Sheridan Medical Complex	Kenosha	WI	282	4,910	—	282	4,910	2,393	1964	1991	25 years
Woodstock Health & Rehab. Center	Kenosha	WI	562	7,424	—	562	7,424	3,770	1970	1991	25 years
Mountain Towers Healthcare & Rehab	Cheyenne	WY	342	3,814	—	342	3,814	1,456	1964	1992	29 years
South Central Wyoming HC. & Rehab	Rawlins	WY	151	1,738	—	151	1,738	697	1955	1993	29 years
Wind River Healthcare & Rehab. Ctr	Riverton	WY	179	1,559	—	179	1,559	619	1967	1992	29 years
Sage View Care Center	Rock Springs	WY	287	2,392	—	287	2,392	979	1964	1993	30 years

TOTAL KINDRED NURSING FACILITIES			61,609	638,825	1,178	61,229	640,003	273,655

NON-KINDRED SKILLED NURSING FACILITIES
Millenium Health & Rehab. Ctr. at South River	Edgewater	MD	580	7,120	—	580	7,120	332	1980	2002	25 years
Regency Nursing and Rehabilitation	Forestville	MD	640	10,560	—	640	10,560	616	1966	2002	25 years
St. Agnes Nursing and Rehabilitation	Ellicott City	MD	830	11,370	—	830	11,370	531	1985	2002	25 years
Woodside Convalescent Center	Rochester	MN	639	3,440	56	639	3,496	2,690	N/A	1982	28 years
Chardon Quality Care Center	Chardon	OH	210	6,614	—	210	6,614	309	1987	2002	25 years
Greenbriar Quality Care	Boardman	OH	380	8,958	—	380	8,958	418	1991	2002	25 years
Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	1,306	N/A	1993	25 years

TOTAL NON-KINDRED SKILLED NURSING FACILITIES			3,437	51,328	131	3,437	51,459	6,202

TOTAL FOR SKILLED NURSING FACILITIES			65,046	690,153	1,309	64,666	691,462	279,857

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
KINDRED HOSPITALS
Kindred Hospital—Phoenix	Phoenix	AZ	226	3,359	—	226	3,359	1,503	N/A	1992	30 years
Kindred Hospital—Tucson	Tucson	AZ	130	3,091	—	130	3,091	1,680	N/A	1994	25 years
Kindred Hospital—Ontario	Ontario	CA	523	2,988	—	523	2,988	1,400	N/A	1994	25 years
Kindred Hospital—San Leandro	San Leandro	CA	2,735	5,870	—	2,735	5,870	4,387	N/A	1993	25 years
Kindred Hospital—Orange County	Westminster	CA	728	7,384	—	728	7,384	4,073	N/A	1993	20 years
THC—Orange County	Brea Orange Co.	CA	3,144	2,611	—	3,144	2,611	486	1990	1995	40 years
Kindred Hospital—San Diego	San Diego	CA	670	11,764	—	670	11,764	5,208	N/A	1994	25 years
Recovery Inn of Menlo Park	Menlo Park	CA	—	2,799	—	—	2,799	1,543	1992	1992	20 years
Kindred Hospital—Denver	Denver	CO	896	6,367	—	896	6,367	3,587	N/A	1994	20 years
Kindred Hospital—Coral Gables	Coral Gables	FL	1,071	5,348	—	1,071	5,348	2,859	N/A	1992	30 years
Kindred Hospital—St. Petersburg	St. Petersburg	FL	1,418	17,525	7	1,418	17,532	6,533	1968	1997	40 years
Kindred Hospital—Ft. Lauderdale	Ft. Lauderdale	FL	1,758	14,080	—	1,758	14,080	7,138	N/A	1989	30 years
Kindred Hospital—North Florida	Green Cove Spr.	FL	145	4,613	—	145	4,613	2,017	N/A	1994	20 years
Kindred Hospital—Central Tampa	Tampa	FL	2,732	7,676	—	2,732	7,676	1,972	1970	1993	40 years
Kindred Hospital—Hollywood	Hollywood	FL	605	5,229	—	605	5,229	2,032	1937	1995	20 years
Kindred Hospital—Sycamore	Sycamore	IL	77	8,549	—	77	8,549	3,576	N/A	1993	20 years
Kindred Hospital—Chicago North	Chicago	IL	1,583	19,980	—	1,583	19,980	8,486	N/A	1995	25 years
Kindred Hospital—Lake Shore	Chicago	IL	1,513	9,525	—	1,513	9,525	6,396	1995	1976	20 years
Kindred Hospital—Northlake	Northlake	IL	850	6,498	—	850	6,498	3,165	N/A	1991	30 years
Kindred Hospital—LaGrange	LaGrange	IN	173	2,330	—	173	2,330	1,885	N/A	1985	25 years
Kindred Hospital—Indianapolis	Indianapolis	IN	985	3,801	—	985	3,801	1,956	N/A	1993	30 years
Kindred Hospital—Louisville	Louisville	KY	3,041	12,330	—	3,041	12,279	5,639	N/A	1995	20 years
Kindred Hospital—New Orleans	New Orleans	LA	648	4,971	—	648	4,971	2,703	1968	1978	20 years
Kindred Hosp—Boston Northshore	Peabody	MA	543	7,568	—	543	7,568	2,037	1974	1993	40 years
Kindred Hospital—Boston	Boston	MA	1,551	9,796	—	1,551	9,796	5,618	N/A	1994	25 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Kindred Hospital—Detroit	Detroit	MI	355	3,544	—	355	3,544	2,098	N/A	1991	20 years
Kindred Hospital—Kansas City	Kansas City	MO	277	2,914	—	277	2,914	1,537	N/A	1992	30 years
Kindred Hospital—St. Louis	St. Louis	MO	1,126	2,087	—	1,126	2,087	1,199	N/A	1991	40 years
Kindred Hospital—Greensboro	Greensboro	NC	1,010	7,586	—	1,010	7,586	3,801	N/A	1994	20 years
Kindred Hospital—Albuquerque	Albuquerque	NM	11	4,253	—	11	4,253	999	1985	1993	40 years
THC—Las Vegas Hospital	Las Vegas	NV	1,110	2,177	—	1,110	2,177	502	1980	1994	40 years
Kindred Hospital—Oklahoma City	Oklahoma City	OK	293	5,607	—	293	5,607	2,300	N/A	1993	30 years
Kindred Hospital—Philadelphia	Philadelphia	PA	135	5,223	—	135	5,223	1,405	N/A	1995	35 years
Kindred Hospital—Pittsburgh	Oakdale	PA	662	12,854	—	662	12,854	3,969	N/A	1996	40 years
Kindred Hospital—Chattanooga	Chattanooga	TN	757	4,415	—	757	4,415	2,325	N/A	1993	22 years
Kindred Hospital—San Antonio	San Antonio	TX	249	11,413	—	249	11,413	4,321	N/A	1993	30 years
Kindred Hospital—Ft. Worth Southwest	Ft. Worth	TX	2,342	7,458	—	2,342	7,458	4,033	1987	1986	20 years
Kindred Hospital—Houston Northwest	Houston	TX	1,699	6,788	—	1,699	6,788	2,069	1986	1985	40 years
Kindred Hospital—Mansfield	Mansfield	TX	267	2,462	—	267	2,462	1,095	N/A	1990	40 years
Kindred Hospital—Ft. Worth West	Ft. Worth	TX	648	10,608	—	648	10,608	4,275	N/A	1994	34 years
Kindred Hospital—Houston	Houston	TX	33	7,062	—	33	7,062	3,263	N/A	1994	20 years

TOTAL FOR KINDRED HOSPITALS			38,719	282,503	7	38,719	282,459	127,070

NON-KINDRED HOSPITALS
Greenbriar Hospital	Boardman	OH	90	3332	—	90	3,332	155	1991	2002	25 years

TOTAL FOR HOSPITALS			38,809	285,835	7	38,809	285,791	127,225

PERSONAL CARE FACILITIES
The Commons at Greenbriar	Boardman	OH	210	2,106	—	210	2,106	98	1987	2002	25 years
ResCare—Tangram—8 sites	San Marcos	TX	616	6,512	4	616	6,521	1,711	N/A	1998	20 years

TOTAL FOR PERSONAL CARE FACILITIES			826	8,618	4	826	8,627	1,809

			104,681	984,606	1,320	104,301	985,880	408,891

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

	2003	2002	2001
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$1,221,406	$1,175,838	$1,176,143
Additions during period:
Acquisitions	—	53,000	75
Dispositions:
Sale of facilities	(127,844)	(7,432)	—
Sale of land parcel			(380)
Assets reclassified as held for sale	(3,381)	—	—

Balance end of period	$1,090,181	$1,221,406	$1,175,838

Accumulated depreciation:
Balance at beginning of period	$409,132	$369,502	327,598
Depreciation expense	41,659	41,891	41,904
Dispositions:
Sale of facilities	(40,461)	(2,261)	—
Assets reclassified as held for sale	(1,439)	—	—

Balance end of period	$408,891	$409,132	$369,502