Form 10-Q
period 2004-03-31
VENTAS INC
filed 2004-04-29
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number: 1-10989

Ventas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

10350 Ormsby Park Place, Suite 300

Louisville, Kentucky

(Address of principal executive offices)

40223

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 27, 2004:
Common Stock, $.25 par value	83,891,281 Shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets
Real estate investments:
Land	$132,433	$104,300
Building and improvements	1,233,827	985,881

	1,366,260	1,090,181
Accumulated depreciation	(419,664)	(408,891)

Total net real estate property	946,596	681,290
Loan receivable, net	16,437	16,455

Total net real estate investments	963,033	697,745

Cash and cash equivalents	1,723	82,104
Restricted cash	18,984	7,575
Deferred financing costs, net	12,443	13,465
Notes receivable from employees	3,609	3,772
Other	7,527	8,189

Total assets	$1,007,319	$812,850

Liabilities and stockholders’ equity
Liabilities:
Senior Notes payable and other debt	$782,362	$640,562
Deferred revenue	14,718	15,308
Interest rate swap agreements	32,041	27,868
Accrued dividend	—	21,614
Accrued interest	14,525	5,821
Accounts payable and other accrued liabilities	18,853	14,562
Other liabilities—disputed federal, state and local tax refunds	533	406
Deferred income taxes	30,394	30,394

Total liabilities	893,426	756,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock, unissued	—	—
Common stock	21,157	20,652
Capital in excess of par value	199,945	162,466
Unearned compensation on restricted stock	(1,339)	(748)
Accumulated other comprehensive loss	(23,341)	(18,294)
Retained earnings (deficit)	(60,740)	(56,790)

	135,682	107,286
Treasury stock	(21,789)	(50,971)

Total stockholders’ equity	113,893	56,315

Total liabilities and stockholders’ equity	$1,007,319	$812,850

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$53,240	$45,764
Interest income from loan receivable	756	747
Interest and other income	281	492

	54,277	47,003

Expenses:
Property level operating expense	207	—
General and administrative	3,731	3,140
Professional fees	607	760
Reversal of contingent liability	—	(20,164)
Amortization of restricted stock grants	271	291
Depreciation	10,858	9,928
Interest	15,328	15,932
Interest on United States Settlement	—	1,182

Total expenses	31,002	11,069

Income before discontinued operations	23,275	35,934
Discontinued operations	—	1,354

Net income	$23,275	$37,288

Earnings Per Share:
Basic:
Income before discontinued operations	$0.28	$0.46

Net income	$0.28	$0.47

Diluted:
Income before discontinued operations	$0.28	$0.45

Net income	$0.28	$0.47

Shares used in computing earnings per common share:
Basic	81,703	78,834
Diluted	82,760	79,296

Dividend declared per common share	$0.3250	$0.2675

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$23,275	$37,288

Other comprehensive income (loss):
Unrealized loss on interest rate swaps	(7,741)	(4,699)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	2,694	4,540
Unrealized loss on Kindred Healthcare, Inc. common stock	—	(6,299)

	(5,047)	(6,458)

Net comprehensive income	$18,228	$30,830

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$23,275	$37,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	10,858	10,801
Amortization of deferred financing costs	1,022	1,020
Amortization of restricted stock grants	271	291
Normalized rents	(278)	(43)
Amortization of deferred revenue	(627)	(666)
Other	(818)	(54)
Changes in operating assets and liabilities:
(Increase) decease in restricted cash	(3,607)	378
(Increase) decrease in other assets	474	(914)
Increase in accrued interest	8,704	7,879
Increase (decrease) in accounts payable and accrued and other liabilities	411	(20,134)

Net cash provided by operating activities	39,685	35,846
Cash flows from investing activities:
Purchase of real estate property	(176,670)	—
Collection from loan receivable	55	54
Purchase of furniture and equipment	(30)	(41)
(Increase) decrease in notes receivable from employees, former employees and accrued interest	163	(19)

Net cash used in investing activities	(176,482)	(6)
Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	39,850	43,350
Purchase of Senior Notes	—	(37,366)
Repayment of debt	(789)	(617)
Payment on United States Settlement	—	(2,872)
Proceeds from issuance of equity	51,672	—
Proceeds from stock option exercises	14,521	35
Cash dividends to stockholders	(48,838)	(37,742)

Net cash provided by (used in) financing activities	56,416	(35,212)

Increase (decrease) in cash and cash equivalents	(80,381)	628
Cash and cash equivalents—beginning of period	82,104	2,455

Cash and cash equivalents—end of period	$1,723	$3,083

Supplemental schedule of noncash activities:
Assets and liabilities assumed from acquisitions:
Restricted cash	$7,802	$—
Other assets acquired	168	—
Assumed debt	102,739	—
Other liabilities assumed	4,640	—

See notes to condensed consolidated financial statements

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—REPORTING ENTITY

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for the year ending December 31, 2004 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 42 hospitals, 199 nursing facilities, 25 senior housing facilities and 11 other facilities in 39 states as of March 31, 2004. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 186 of the Company’s nursing facilities and all but one of the Company’s hospitals as of March 31, 2004. The Company also has real estate loan investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”) and an indirect operating partnership, ElderTrust Operating Partnership (“ETOP”). The Company owns 99.6% of the partnership units in ETOP. As of March 31, 2004, Ventas Realty owned 40 of the Company’s hospitals, 154 of the Company’s skilled nursing and 18 of the Company’s senior housing and other healthcare facilities, Ventas Finance owned 39 of the Company’s skilled nursing facilities, and ETOP owned five of the Company’s skilled nursing facilities and 10 of the Company’s senior housing facilities.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily an indication of the results that may be expected for the year ending December 31, 2004. The Condensed Consolidated Balance Sheet as of December 31, 2003 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has one primary reportable segment, which consists of investments in real estate. The Company’s primary business consists of financing, owning and leasing healthcare-related and senior housing facilities. See “Note 3—Concentration of Credit Risk.” Except for the leases on the Company’s two medical office buildings, all of the Company’s leases are triple-net leases, which require the tenants to pay all property-related expenses. The Company does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to the Company’s investment in real estate.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 provides a new consolidation model which determines consolidation based on potential variability

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in gains and losses of the entity being evaluated. FIN No. 46 became applicable in the first period ended after March 15, 2004 for all variable interest entities. The adoption of FIN No. 46 did not have any impact on the Company’s current presentation of its Condensed Consolidated Financial Statements.

In December 2002, FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company has stock-based employee compensation plans which are described in “Note 7—Stockholders’ Equity and Stock Options.” The Company accounts for these plans under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. FASB announced that rulemaking to expense stock options would be delayed until the third quarter 2004. The Company intends to adopt the fair value method of accounting at such time FASB adopts final rules regarding the appropriate valuation methods. In addition, the Company grants shares of restricted stock to certain officers and directors. Shares of restricted stock vest cumulatively in two to four equal annual installments beginning either on the date of the grant or on the first anniversary of the date of the grant. In accordance with the provisions of APB Opinion No. 25, compensation expense is recognized for these restricted stock grants over these vesting periods.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2004, approximately 59.3% of the Company’s properties, based on the original cost of such properties, were skilled nursing facilities. The Company’s remaining properties consist of hospitals, personal care facilities and other healthcare-related and senior housing facilities. The Company’s facilities are located in 39 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s total revenues during the year ended December 31, 2003 and the quarter ended March 31, 2004.

As of March 31, 2004, approximately 74.8% of the Company’s properties, based on the original cost of such properties, were operated by Kindred. Approximately 87.7% of the Company’s total real estate revenue for the three months ended March 31, 2004 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (as amended, the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (as amended and, collectively with the Amended Master Leases, the “Master Leases”).

There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Leases or that Kindred will perform its obligations under the Master Leases. The failure of Kindred to make three consecutive monthly rental payments under any of the Master Leases will trigger an event of default under the Company’s Second Amended and Restated Security and Guaranty Agreement dated as of April 17, 2002 (the “2002 Credit Agreement”). The inability or unwillingness of Kindred to satisfy its obligations under the Master Leases would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

Agreement of Indemnity – Third Party Leases

In connection with the Company’s spin off of Kindred in 1998 (the “1998 Spin Off”), the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third Party Leases”). Under the terms of an indemnity agreement relating to the Third Party Leases, Kindred has agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, the lessors may claim that the Company remains liable under the Third Party Leases. The Company believes it may have valid legal defenses to any such claim. However, there can be no assurance the Company would prevail against a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases that relate to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years. The Third Party Leases that relate to ground leases have remaining terms from 1 to 80 years. Under Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”), Kindred assumed and has agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Leases. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease. As of March 31, 2004, the total aggregate remaining minimum rental payments under the Third Party Leases were $29.6 million.

Agreement of Indemnity – Third Party Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the “Third Party Guarantees”). The Company may remain liable on the Third Party Guarantees assigned to Kindred. Under the terms of an indemnity agreement relating to the Third Party Guarantees, Kindred has agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Kindred. Under the Final Plan, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third Party Guarantees. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Kindred, then the Company may be liable for the payment and performance of the obligations under any such agreement, but the Company believes it may have valid legal defenses to any such claim under a Third Party Guarantee. As of March 31, 2004, the Company had a $5.0 million potential exposure under the Third Party Guarantees.

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

On June 30, 2003, the Company sold to Kindred 16 skilled nursing facilities, consisting of 15 properties in Florida and one property in Texas, which had previously been leased to Kindred under the Master Leases, for $59.7 million in gross cash proceeds. A loss of $5.3 million was recognized and included in Discontinued Operations for the quarter ended June 30, 2003. In addition, Kindred paid the Company a $4.1 million lease termination fee with respect to such properties. The Company used a portion of the net proceeds from the sale and the lease termination fee to repay in full all unpaid amounts under the Company’s settlement agreement with the United States Department of Justice. The remaining net proceeds were used to reduce the Company’s outstanding indebtedness.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the third quarter ended September 30, 2003, the Company sold a non-operating skilled nursing facility and received a non-binding proposal to purchase another non-operating skilled nursing facility. As a result, the Company recognized a gain of $2.1 million on the sold facility and also recorded a $0.8 million impairment on the other facility.

On December 11, 2003, the Company completed the sale of an additional ten under-performing facilities to Kindred, which leased and operated those facilities prior to the sale, for $77.8 million, net of transaction costs. A gain of $54.9 million was recognized and included in Discontinued Operations for the year ended December 31, 2003. The Company also received from Kindred a $6.0 million lease termination fee on the sold facilities. The Company used the net proceeds from the sale and the lease termination fee to pay breakage costs relating to the termination of $120.0 million notional amount of the Company’s interest rate swap, to fund a portion of the $101 million equity portion of the purchase price of the ElderTrust Transaction (defined below), to reduce debt, and to fund other general corporate obligations.

In the first quarter ended March 31, 2004, the Company did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations. Set forth below is a summary of the results of operations of the sold and held for sale facilities during the three months ended March 31, 2003 (in thousands):

Three Months Ended March 31,
2003
Rental income	$3,420

Interest	1,193
Depreciation	873

2,066

Discontinued operations	$1,354

NOTE 5—RECENT DEVELOPMENTS

Recent Developments Regarding Liquidity

Equity Offering

On March 15, 2004, the Company completed the sale of 2.0 million shares of the Company’s common stock in an underwritten public offering (the “Equity Offering”) under the Company’s universal shelf registration statement which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 8, 2002. The Company received $51.2 million in net proceeds from the sale. The Company used the net proceeds to repay indebtedness under the 2002 Credit Agreement and for general corporate purposes, including the funding of a portion of the Brookdale Transaction (defined below). As of March 31, 2004, $599.1 million of securities remained available for offering under the Company’s universal shelf registration statement.

Recent Developments Regarding Dividends

The Company declared its first quarterly dividend for 2004 of $0.325 per share on February 26, 2004, which was paid in cash on March 25, 2004 to stockholders of record on March 15, 2004. As a REIT, the Company is required to distribute to its stockholders 90% of its taxable income. Although the Company currently intends to distribute 100% or more of its taxable income for 2004 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s estimate of its 2004 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions impacting the estimate of the Company’s 2004 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of funds from operations (“FFO”) (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures (the “Indentures”) governing the 8 3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) of Ventas Realty and Ventas Capital Corporation and the 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Senior Notes under each Indenture and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

Although the Company intends to continue to qualify as a REIT for the year ending December 31, 2004 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT in any such year. If the Company were to fail, or elect not, to continue to qualify as a REIT in any such year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth taxable year after the year of such termination or revocation.

Recent Developments Regarding Acquisitions

ElderTrust Merger

On February 5, 2004, the Company consummated the acquisition of all outstanding common shares of ElderTrust (“ElderTrust”) in an all cash transaction valued at $184 million (the “ElderTrust Transaction”). At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust Transaction was approximately $160 million.

The ElderTrust Transaction adds nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building (the “ElderTrust Properties”) to the Company’s portfolio. The ElderTrust Properties are leased by the Company to various operators under leases

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

providing for aggregated, annual cash base rent of approximately $16.4 million, subject to escalation as provided in the leases. The leases have remaining terms primarily ranging from four to 11 years. Concurrent with the consummation of the ElderTrust Transaction, the Company also purchased all of the then outstanding limited partnership units in ETOP, ElderTrust’s majority owned operating partnership, directly from the unitholders at $12.50 per unit, excluding 31,455 Class C Units in ETOP (which will remain outstanding). ETOP owns directly or indirectly all of the ElderTrust Properties.

The Company funded the $101 million equity portion of the purchase price with cash on ElderTrust’s balance sheet, a portion of the $85 million in proceeds from its December 2003 sale of ten facilities to Kindred and draws on the Company’s revolving credit facility under the 2002 Credit Agreement. The Company’s ownership of the ElderTrust Properties is subject to approximately $82.4 million of property level debt and other liabilities.

Transaction with Brookdale

On January 29, 2004, the Company entered into 14 definitive purchase agreements with certain affiliates of Brookdale Living Communities, Inc. (“Brookdale”) to purchase a total of 14 independent living or assisted living facilities (each, a “Brookdale Facility”). The Company completed the purchase of the Brookdale Facilities (the “Brookdale Transaction”) in stages during the first quarter of 2004 as follows: four on January 29, 2004, two on February 20, 2004, one on February 26, 2004, three on March 10, 2004 and four on March 30, 2004. The Company paid an aggregate purchase price of $115.6 million for the 14 Brookdale Facilities, $20.3 million of which was funded by the assumption of non-recourse property level debt. The property level debt encumbers five of the Brookdale Facilities.

The Brookdale Facilities are leased to and are being operated by affiliates of Brookdale pursuant to a master lease containing nine properties and five separate single facility leases, all of which are triple-net leases. The Company, at its sole option, may combine each of the single facility leases into the master lease upon the repayment of the non-recourse property level debt encumbering the applicable Brookdale Facility. All of the Brookdale leases, have an initial term of 15 years, are guaranteed by Brookdale and provide for aggregated annual cash base rent of approximately $10.6 million, escalating each year by the greater of (i) 1.5% or (ii) 75% of the annual increase in the consumer price index.

Fair Value of Acquisitions

The ElderTrust Transaction and the Brookdale Transaction were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions). Such estimates are subject to refinement as additional valuation information is received. The Company is in the process of computing fair values, thus, the allocation of the purchase price is subject to refinement.

	ElderTrust	Brookdale
Real estate investments	$160	$116
Cash and cash equivalents	28	—
Other assets	5	2

Total assets acquired	$193	$118

Notes payable and other debt	82	20
Accounts payable and other accrued liabilities	2	3

Total liabilities assumed	84	23

Net assets acquired	109	95
Less cash acquired	(28)	—

Net cash paid	$81	$95

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma

The following table illustrates the effect on net income and earnings per share if the Company had consummated the ElderTrust Transaction, the Brookdale Transaction and the Equity Offering on January 1 of the three month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Revenues	$57,653	$54,209

Expenses	33,354	15,726

Net income from continuing operations	$24,299	$38,483

Net income	$24,299	$39,837

Shares used:

Basic	83,263	80,834

Diluted	84,320	81,296

Earnings per common share:

Basic:

Net income from continuing operations	$0.29	$0.48

Net income	$0.29	$0.49

Diluted:

Net income from continuing operations	$0.29	$0.47

Net income	$0.29	$0.49

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—BORROWING ARRANGEMENTS

The following is a summary of the Company’s debt and certain interest rate and maturity information as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
2002 Credit Agreement—$290.0 million revolving credit line, bearing interest at LIBOR plus 2.50% in 2004 and 2.75% in 2003 or the Base Rate plus 1.00% in 2004 and 1.25% in 2003 (5.00% at March 31, 2004 and 3.64% at December 31, 2003), due April 2005	$40,000	$—
2002 Credit Agreement—Tranche B Term Loan, bearing interest at LIBOR plus 2.50% (3.59% at March 31, 2004 and 4.34% at December 31, 2003), due April 2007	58,950	59,100
2009 Senior Notes due 2009, bearing interest at 8.75%	174,217	174,217
2012 Senior Notes due 2012, bearing interest at 9.00%	191,821	191,821
Collateralized mortgage backed securities loan to Ventas Finance I, LLC, as borrower, from Merrill Lynch Mortgage Lending, Inc., as lender, dated December 12, 2001, in the original principal amount of $225,000,000, bearing interest at a nominal weighted average rate of LIBOR plus 1.49% at March 31, 2004 and December 31, 2003 (2.58% at March 31, 2004 and 2.66% at December 31, 2003), due December 2006	214,746	215,424
Mortgage loan to Senior LifeChoice of Kimberton, L.P., as borrower, from Chester County Industrial Development Authority, as lender, dated as of September 1, 1995, in the original principal amount of $9,060,000 due September 2025, bearing interest at 8.50% (the “Woodbridge 2025 Notes”)	9,060	—
Mortgage loan to Senior LifeChoice of Kimberton, L.P., as borrower, from Chester County Industrial Development Authority, as lender, dated as of September 1, 1995, in the original principal amount of $885,000 due September 2005, bearing interest at 8.00% (the “Woodbridge 2005 Notes;” the Woodbridge 2025 Notes and the Woodbridge 2005 Notes are collectively referred to as the “Woodbridge Bonds”)	330	—
Mortgage loan to ET Sub-DCMH Limited Partnership, L.L.P., as borrower, from Morgan Guaranty Trust Company of New York, as lender, dated October 5, 1999, in the original principal amount of $5,865,000, bearing interest at 8.35%, due November 2009	5,537	—
Mortgage loan to Sub-POB I Limited Partnership, L.L.P., as borrower from Morgan Guaranty Trust Company of New York, as lender, dated October 5, 1999, in the original principal amount of $2,585,000, bearing interest at 8.35%, due November 2009	2,440	—
Mortgage loan to ET Sub Heritage Andover, LLC, as borrower, from Morgan Guaranty Trust Company of New York, as lender, dated September 9, 1999, in the original principal amount of $8,770,000, bearing interest at 8.26%, due October 2009	8,262	—

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage loan to ET Sub-Belvedere Limited Partnership, L.L.P., as borrower, from JPMorgan Chase Bank, as lender, dated December 13, 2001, in an original principal amount of $4,954,709, bearing interest at 8.46%, due September 2009	4,796	—
Mortgage loan to ET Sub-Belvedere Limited Partnership, L.L.P., as borrower, from JPMorgan Chase Bank, as lender, dated December 13, 2001, in an original principal amount of $13,552,300, bearing interest at 8.46%, due October 2009	13,117	—
Mortgage loan to ET Sub-Wayne I Limited Partnership, L.L.P., as borrower, to Wells Fargo Bank Minnesota, N.A., as lender, dated November 24, 1999, in the original principal amount of $4,600,000, bearing interest at LIBOR plus 3.00% (4.13% at March 31, 2004), due December 2004	3,500	—
Mortgage loan to ET Sub-Cabot Park, LLC, as borrower, from Massachusetts Housing Financing Agency (“MHFA”), as lender, dated November 30, 1998 , in the original principal amount of $12,500,000, bearing interest at 6.25%, due January 2037	11,866	—

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage loan to ET Sub-Cleveland Circle, L.L.C., as borrower, and MHFA, as lender, dated November 30, 1998, in the original principal amount of $11,850,000, bearing interest at 6.15%, due October 2025	$10,337	$—
Mortgage loan to ET Sub-Vernon Court, LLC, as borrower, and MHFA, as lender, dated November 30, 1998, in the original principal amount of $14,500,000, bearing interest at 6.35%, due June 2025	12,612	—
Mortgage loan to ET Sub-Lacey I, L.L.C., as borrower, from Ocean Federal Savings Bank, as lender, dated January 30, 1998, in an original principal amount of $496,000, bearing interest at 8.25%, due October 2022	444	—
Mortgage loan from The Industrial Development Authority of the City of Kansas City, Missouri, as lender, dated September 1, 2002, in an original principal amount of $8,880,000, as assumed by Ventas Kansas City I, LLC, as borrower, on February 26, 2004, bearing interest at “Weekly Variable Rate” (1.02% at March 31, 2004), due September 2032	8,880	—
Mortgage loan from The Federal Home Loan Mortgage corporation, as lender, dated June 13, 2002, in an original principal amount of $7,000,000, as assumed by Ventas Farmington Hills, LLC, as borrower, on March 30, 2004, bearing interest at 7.33%, due July 2012	6,826	—
Mortgage loan from LaSalle National Bank, as Trustee for the registered certificate holders of Midland Realty Acceptance Corp. Commercial Mortgage Pass-Through Certificates Series 1996-CI, as lender, dated March 8, 1996, in an original principal amount of $2,560,000, as assumed by Ventas Belleville, LLC, as borrower, on March 10, 2004, bearing interest at 8.12%, due April 2006	2,338	—
Mortgage loan from LaSalle National Bank, as Trustee for the registered certificate holders of Midland Realty Acceptance Corp. Commercial Mortgage Pass-Through Certificates Series 1996-CI, as lender, dated March 22, 1996, in an original principal amount of $2,500,000, as assumed by Ventas Springfield/Findlay, LLC, as borrower, on March 10, 2004, bearing interest at 8.12%, due April 2006	2,283	—

	$782,362	$640,562

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ET Sub-Woodbridge, L.P., an indirect subsidiary of the Company is the obligor under the Woodbridge Bonds. An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00 at the annual evaluation date. The Bondholder of the Woodbridge Bonds has instructed the Trustee not to take action on the event of default at this time. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

Scheduled Maturities of Borrowing Arrangements

As of March 31, 2004, the Company’s indebtedness has the following maturities (in thousands):

2004	$7,293

2005	45,367

2006	216,324

2007	59,154

2008	1,987

Thereafter	452,237

$782,362

NOTE 7—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

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

	Three Months Ended March 31,
	2004	2003
Net Income, as reported	$23,275	$37,288
Add: Stock-based employee compensation expense included in reported net income	271	291
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(386)	(379)

Pro forma net income	$23,160	$37,200

Earnings per share:
Basic – as reported	$0.28	$0.47
Basic – pro forma	$0.28	$0.47
Diluted – as reported	$0.28	$0.47
Diluted – pro forma	$0.28	$0.47

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Risk free interest rate	4.14%	4.0%
Dividend yield	6.5%	9.0%
Volatility factors of the expected market price for the Company’s common stock	0.228%	0.254%
Weighted average expected life of options	8 years	9 years

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

NOTE 8—LITIGATION

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

A stockholder derivative suit entitled Thomas G. White on behalf of Kindred, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The Complaint alleges, among other things, that certain former officers and directors damaged Kindred and the Company by engaging in violations of the securities laws, including engaging in insider trading, fraud and securities

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fraud and damaging the reputation of Kindred and the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in the Complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order vacating the order dismissing the suit. On September 17, 2003, Kindred filed a renewed motion to dismiss this action as to all defendants, including the Company. The Court has not ruled on this motion. On March 18, 2004, the presiding judge recused himself and this action was reassigned. Kindred has indicated that it intends to continue to defend this action vigorously on behalf of the Company.

A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleges that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs’ civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contend that the defendants filed misleading documents in the plaintiffs’ state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the Delaware bankruptcy proceedings of Vencor, Inc. (now Kindred) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintain that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit seeks compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys’ fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. Before any class of plaintiffs was certified, this action was dismissed in its entirety on February 4, 2002 because it was deemed to be an impermissible collateral attack on the Delaware Bankruptcy Court’s confirmation order. The plaintiffs thereafter filed an appeal of the District Court’s dismissal to the United States Court of Appeals for the Sixth Circuit. However, on plaintiffs’ motion, the appeal was stayed after the plaintiffs separately filed a motion with the Delaware Bankruptcy Court seeking, among other things, to have the Delaware Bankruptcy Court set aside portions of the releases of the Company contained in the Final Plan, as such releases might apply to the plaintiffs. On September 19, 2002, the Delaware Bankruptcy Court denied the plaintiffs’ motion. On February 28, 2003, the plaintiffs resumed their Sixth Circuit appeal. On April 20, 2004, the Sixth Circuit affirmed the District Court’s dismissal of this action. Kindred has indicated that it intends to continue to defend this action vigorously on behalf of the Company.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Litigation

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the quarter ended March 31, 2004.

The Company is party to various other lawsuits arising in the normal course of the Company’s business. It is the opinion of management that, except as set forth in this Note 8, the disposition of these lawsuits will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions is incorrect, such lawsuits could have a Material Adverse Effect on the Company.

No provision for liability, if any, resulting from the aforementioned litigation has been made in the Company’s Condensed Consolidated Financial Statements as of March 31, 2004.

NOTE 9—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator for Basic and Diluted Earnings Per Share:
Income before Discontinued Operations	$23,275	$35,934
Discontinued Operations	—	1,354

Net Income	$23,275	$37,288

Denominator:
Denominator for Basic Earnings Per Share —Weighted Average Shares	81,703	78,834
Effect of Dilutive Securities:
Stock Options	1,016	460
Time Vesting Restricted Stock Awards	41	2

Dilutive Potential Common Stock	1,057	462

Denominator for Diluted Earnings Per Share —Adjusted Weighted Average	82,760	79,296

Basic Earnings Per Share:
Income before Discontinued Operations	$0.28	$0.46
Discontinued Operations	—	0.01

Net Income	$0.28	$0.47

Diluted Earnings Per Share:
Income before Discontinued Operations	$0.28	$0.45
Discontinued Operations	—	0.02

Net Income	$0.28	$0.47

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONDENSED CONSOLIDATING INFORMATION

The Company and certain of its direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have provided a full and unconditional guarantee (a “Guarantee”), on a joint and several basis, of the obligation to pay principal and interest with respect to the Senior Notes of Ventas Realty and Ventas Capital Corporation (“Ventas Capital,” and together with Ventas Realty, the “Issuers”). ETOP, which is a greater than 99% owned indirect subsidiary of the Company, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have also provided a Guarantee of the Senior Notes. See “Note 11—ETOP Condensed Consolidating Information.” The Company and ETOP have other subsidiaries (“Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes and are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the agreements governing the Company’s loan in the original principal amount of $225.0 million from Merrill Lynch Mortgage Lending, Inc. (the “CMBS Loan”) and instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict the Company’s ability to obtain cash from its Non-Guarantor Subsidiaries for the purpose of meeting its debt service obligations, including the Company’s guarantee of payment of principal and interest on the Senior Notes. See “Note 6—Borrowing Arrangements.” Additionally, as of December 31, 2003, approximately $141.3 million of the net assets of Ventas Realty were mortgaged to secure the 2002 Credit Agreement. Certain of the Company’s real estate assets acquired in the ElderTrust Transaction are also subject to mortgages.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the unaudited condensed consolidating information for the Company as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and March 31, 2003:

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$13,327	$57,781	$—	$659,114	$232,811		$963,033
Cash and cash equivalents	46	163	4	1,097	413		1,723
Restricted cash	830	2,820	—	5,209	10,125		18,984
Deferred financing costs, net	—	—	—	8,830	3,613		12,443
Notes receivable from employees	1,734	—	—	1,875	—		3,609
Equity in affiliates	255,684	71,526	112,343	—	34	$(439,587)	—
Other assets	275	38	—	6,393	821		7,527

Total assets	$271,896	$132,328	$112,347	$682,518	$247,817	$(439,587)	$1,007,319

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$9,848	$—	$464,988	$307,526		$782,362
Intercompany	—	(5,990)	—	—	5,990		—
Deferred revenue	90	—	—	11,981	2,647		14,718
Interest rate swap agreements	—	—	—	32,041	—		32,041
Accrued interest	—	67	—	13,580	878		14,525
Accounts payable, intercompany and other accrued liabilities	1,777	247	105	12,768	3,563	$393	18,853
Other liabilities – disputed tax refunds and accumulated interest	533	—	—	—	—		533
Deferred income taxes	30,394	—	—	—	—		30,394

Total liabilities	32,794	4,172	105	535,358	320,604	393	893,426

Total stockholders’ equity (deficit)	239,102	128,156	112,242	147,160	(72,787)	(439,980)	113,893

Total liabilities and stockholders’ equity (deficit)	$271,896	$132,328	$112,347	$682,518	$247,817	$(439,587)	$1,007,319

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

Year ended December 31, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$13,500	$—	$583,207	$101,038		$697,745
Cash and cash equivalents	47	—	82,051	6		82,104
Restricted cash	742	—	1,791	5,042		7,575
Deferred financing costs, net	—	—	9,519	3,946		13,465
Notes receivable from employees	1,716	—	2,056	—		3,772
Equity in affiliates	112,573	2,205	—	—	$(114,778)	—
Other assets	315	—	7,270	604		8,189

Total assets	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$—	$425,138	$215,424		$640,562
Deferred revenue	97	—	12,458	2,753		15,308
Interest rate swap agreements	—	—	27,868	—		27,868
Accrued dividend	21,614	—	—	—		21,614
Accrued interest	—	—	5,466	355		5,821
Accounts payable, intercompany and other accrued liabilities	1,773	—	12,789	—		14,562
Other liabilities – disputed tax refunds and accumulated interest	406	—	—	—		406
Deferred income taxes	30,394	—	—	—		30,394

Total liabilities	54,284	—	483,719	218,532		756,535
Total stockholders’ equity (deficit)	74,609	2,205	202,175	(107,896)	(114,778)	56,315

Total liabilities and stockholders’ equity (deficit)	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For three months ended March 31, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$555	$938	$—	$41,324	$10,423		$53,240
Interest income on real estate loan	—	—	—	756	—		756
Equity earnings in affiliates	22,934	443	713	—	—	$(24,090)	—
Interest and other income	51	17	—	208	5		281

Total revenues	23,540	1,398	713	42,288	10,428	(24,090)	54,277

Expenses:
Property level expense	—	—	—	—	207		207
General and administrative	86	100	—	2,874	671		3,731
Professional fees	4	57	—	473	73		607
Amortization of restricted stock grants	4	5	—	211	51		271
Depreciation	174	283	—	8,555	1,846		10,858
Interest	—	120	—	12,337	2,871		15,328
Intercompany interest	—	(100)	—	—	100		—

Total expenses	268	465	—	24,450	5,819		31,002

Net income (loss)	$23,272	$933	$713	$17,838	$4,609	$(24,090)	$23,275

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For three months ended March 31, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$495	$—	$37,217	$8,052		$45,764
Interest income on real estate loan	—	—	747	—		747
Equity earnings in affiliate(s)	17,961	146	—	—	$(18,107)	—
Interest and other income	67	—	422	3		492

Total revenues	18,523	146	38,386	8,055	(18,107)	47,003

Expenses:
General and administrative	32	—	2,586	522		3,140
Professional fees	8	—	626	126		760
Amortization of restricted stock grants	3	—	240	48		291
Depreciation	174	—	8,424	1,330		9,928
Reversal of contingent liability	(20,164)	—	—	—		(20,164)
Interest	—	—	13,250	2,682		15,932
Interest on United States Settlement	1,182	—	—	—		1,182

Total expenses	(18,765)	—	25,126	4,708		11,069

Income (loss) before discontinued operations	37,288	146	13,260	3,347	(18,107)	35,934
Discontinued operations	—	—	1,168	186		1,354

Net income (loss)	$37,288	$146	$14,428	$3,533	$(18,107)	$37,288

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For three months ended March 31, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$859	$545	$—	$32,710	$5,571		$39,685

Net cash provided by (used in) investing activities	(204,722)	27,066	14	206	954		(176,482)

Cash flows from financing activities:
Net change in borrowings under revolving line of credit	—	—	—	39,850	—		39,850
Repayment of debt	—	(3)	—	1	(787)		(789)
Cash distributions from affiliates	186,507	(27,445)	(10)	(153,721)	(5,331)		—
Equity issuance	51,672	—	—	—	—		51,672
Stock option issuance	14,521						14,521
Cash distribution to stockholders	(48,838)	—	—	—	—		(48,838)

Net cash provided by (used in) financing activities	203,862	(27,448)	(10)	(113,870)	(6,118)		56,416

Increase (decrease) in cash and cash equivalents	(1)	163	4	(80,954)	407		(80,381)
Cash and cash equivalents at beginning of period	47	—	—	82,051	6		82,104

Cash and cash equivalents at end of period	$46	$163	$4	$1,097	$413		$1,723

(b)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For three months ended March 31, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$17,834	$146	$30,174	$5,799	$(18,107)	$35,846

Net cash provided by (used in) investing activities	(18)	—	12	—		(6)

Cash flows from financing activities:
Net change in borrowings under revolving line of credit	—	—	43,350	—		43,350
Purchase of Senior Notes	—	—	(37,366)	—		(37,366)
Repayment of debt	—	—	—	(617)		(617)
Payment on the United States Settlement	(2,872)	—	—	—		(2,872)
Cash distributions from affiliates	22,763	(146)	(35,542)	(5,182)	18,107	—
Issuance of common stock	35	—	—	—		35
Cash distribution to Stockholders	(37,742)	—	—	—		(37,742)

Net cash provided by (used in) financing activities	(17,816)	(146)	(29,558)	(5,799)	18,107	(35,212)

Increase (decrease) in cash and cash equivalents	—	—	628	—		628
Cash and cash equivalents at beginning of period	48	—	2,406	1		2,455

Cash and cash equivalents at end of period	$48	$—	$3,034	$1		$3,083

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, which is a greater than 99% owned indirect subsidiary of the Company, and the ETOP Subsidiary Guarantors have provided a full and unconditional guarantee, on a joint and several basis with the Company and certain of the Company’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes of the Issuers. See “Note 10—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantors’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore the Company’s) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying the debt service obligations of ETOP and the Company, including ETOP’s and the Company’s guarantee of payment of principal and interest on the Senior Notes. See “Note 6—Borrowing Arrangements.” Certain of the ETOP Subsidiary Guarantor’s properties are subject to mortgages.

For comparative purposes, the ETOP Condensed Consolidating Financial Statements for the periods prior to the Company’s merger with ElderTrust on February 5, 2004 are presented as “Predecessor Company” financial statements. The “Predecessor Company” financial statements are not included as part of the Company’s Condensed Consolidated Financial Statements for the periods prior to the merger.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$57,781	$101,874		$159,655
Cash and cash equivalents	163	185		348
Restricted cash	2,820	4,042		6,862
Equity in affiliates	71,526	34	$(71,560)	—
Other assets	38	301		339

Total assets	$132,328	$106,436	$(71,560)	$167,204

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$9,848	$72,454		$82,302
Intercompany	(5,990)	5,990		—
Accounts payable, intercompany and other accrued liabilities	314	2,644		2,958

Total liabilities	4,172	81,088		85,260
Total stockholders’ equity (deficit)	128,156	25,348	(71,560)	81,944

Total liabilities and stockholders’ equity (deficit)	$132,328	$106,436	$(71,560)	$167,204

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$61,410	$89,239		$150,649
Property held for sale	4,971	—		4,971
Cash and cash equivalents	24,808	861		25,669
Restricted cash	2,704	2,743		5,447
Accounts receivable from affiliated entities	9,801	(6,263)		3,538
Equity in affiliates	52,477	9	$(52,486)	—
Other assets	1,045	1,079		2,124

Total assets	$157,216	$87,668	$(52,486)	$192,398

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt lease obligations	$10,168	$74,277		$84,445
Liabilities associated with assets held for sale	2,597	—		2,597
Accounts payable and other accrued liabilities	8,961	6,266		15,227

Total liabilities	21,726	80,543		102,269
Minority interest	(24)	—	—	(24)
Total partners’ equity (deficit)	135,514	7,125	(52,486)	90,153

Total liabilities and partners’ Equity (deficit)	$157,216	$87,668	$(52,486)	$192,398

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period starting February 5, 2004 through March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$938	$1,899		$2,837
Equity earnings in affiliates	443	—	$(443)	—
Interest and other income	17	4		21

Total revenues	1,398	1,903	(443)	2,858

Expenses:
Property level expense	—	207		207
General and administrative	100	113		213
Professional fees	57	12		69
Amortization of restricted stock grants	5	8		13
Depreciation on real estate investments	283	516		799
Interest	120	897		1,017
Intercompany interest	(100)	100		—

Total expenses	465	1,853		2,318

Net income (loss)	$933	$50	$(443)	$540

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 to February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$526	$986		$1,512
Interest income	28	5		33
Interest income – intercompany	63	—	$(63)	—
Equity earnings in affiliates	201	—	(201)	—
Interest and other income	27	—		27

Total revenues	845	991	(264)	1,572

Expenses:
Property level expense	—	101		101
General and administrative	183	17		200
Depreciation	199	288		487
Interest	89	460		549
Interest – intercompany	37	26	(63)	—
Loss on sale of fixed assets	10	—		10
Loss on extinguishment of debt	8	—		8

Total expenses	526	892	(63)	1,355
Income (loss) before discontinued operations	319	99	(201)	217
Discontinued operations	414	—		414

Net income (loss)	$733	$99	$(201)	$631

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For three months ended March 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,648	$3,039		$4,687
Interest income	50	13		63
Interest income – intercompany	1,524	—	$(1,524)	—
Equity earnings in affiliates	(13)	—	13	—

Total revenues	3,209	3,052	(1,511)	4,750

Expenses:
Property operating expenses	—	294		294
General and administrative	(244)	65		(179)
Depreciation	618	862		1,480
Interest	650	1,386		2,036
Interest – intercompany	301	287	(588)	—

Total expenses	1,325	2,894	(588)	3,631

Income (loss) before discontinued operations	1,884	158	(923)	1,119
Discontinued operations	(438)	—	936	498

Net income (loss)	$1,446	$158	$13	$1,617

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 to March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$545	$1		$546

Net cash provided by (used in) investing activities	—	—		—

Cash flows from financing activities:
Repayment of debt	(3)	(108)		(111)
Partner distribution	(27,445)	(662)		(28,107)

Net cash used in financing activities	(27,448)	(770)		(28,218)

Decrease in cash and cash equivalents	(26,903)	(769)		(27,672)
Cash and cash equivalents at beginning of period	27,066	954		28,020

Cash and cash equivalents at end of period	$163	$185		$348

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 to February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$793	$288		$1,081

Net cash used in investing activities	2,806	—		2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—		(1,293)
Payments on mortgages payable	(47)	(195)		(242)

Net cash used in financing activities	(1,340)	(195)		(1,535)

Increase (decrease) in cash and cash equivalents	2,259	93		2,352
Cash and cash equivalents at beginning of period	24,808	861		25,669

Cash and cash equivalents at end of period	$27,067	$954		$28,021

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For three months ended March 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$1,878	$1,288		$3,166

Net cash used in investing activities	(68)	(31)		(99)

Cash flows from financing activities:
Issuance of partnership units	163	—		163
Payments on mortgages payable	(3,966)	(1,388)		(5,354)

Net cash used in financing activities	(3,803)	(1,388)		(5,191)

Decrease in cash and cash equivalents	(1,993)	(131)		(2,124)
Cash and cash equivalents at beginning of period	6,841	537		7,378

Cash and cash equivalents at end of period	$4,848	$406		$5,254

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

Background Information

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 42 hospitals, 199 nursing facilities, 25 senior housing facilities and 11 other facilities in 39 states as of March 31, 2004. The Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (hereinafter collectively, “Kindred”) lease 186 of the Company’s nursing facilities and all but one of the Company’s hospitals as of March 31, 2004. The Company also has real estate loan investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), an indirect, wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”) and an indirect operating partnership, ElderTrust Operating Partnership (“ETOP”). The Company owns 99.6% of the partnership units in ETOP. As of March 31, 2004, Ventas Realty owned 40 of the Company’s hospitals, 154 of the Company’s skilled nursing and 18 of the Company’s senior housing and other healthcare facilities, Ventas Finance owned 39 of the Company’s skilled nursing facilities, ETOP owned five of the Company’s skilled nursing facilities and 10 of the Company’s senior housing facilities and 30 other facilities. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

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

As of March 31, 2004, approximately 74.8% of the Company’s real estate investments, based on the original cost of such properties, were operated by Kindred. Approximately 87.7% of the Company’s total real estate revenue for the three months ended March 31, 2004 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred as amended and, collectively with the Amended Master Leases, the “Master Leases”).

Certain information regarding ElderTrust Operating Limited Partnership

Not later than the date on which this Quarterly Report on Form 10-Q is required to be filed under the Exchange Act, the Company will cause ETOP to file a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Such Form 10-Q of ETOP, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements.

Long-Lived Assets

Investments in real estate properties are recorded at cost. The Company accounts for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates, (b) origination fees typically incurred to negotiate a contract, and (c) recovery costs.

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

Legal Contingencies

The Company is currently involved in certain legal proceedings. As described further in “Note 8—Litigation—Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements” to the Condensed Consolidated Financial Statements, the Company is currently involved in certain litigation and other matters that arose from the Company’s operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the various agreements entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001 (the “Spin Agreements”), Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the “Indemnification”). Kindred is presently defending the Company in these matters, among others. Under the Final Plan, Kindred assumed and agreed to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements. However, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. A change in Kindred’s ability or willingness to perform under these commitments could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”) on the Company.

The Company is also involved in other litigation as further described in “Note 8—Litigation” to the Condensed Consolidated Financial Statements. It is the opinion of management that, except as set forth in “Note 8—Litigation” to the Condensed Consolidated Financial Statements, the disposition of such matters will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions is incorrect, such matters could have a Material Adverse Effect on the Company.

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

Income Taxes

For the three months ended March 31, 2004, a provision for income tax was not recorded due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2004 taxable income and to continue to qualify as a REIT.

The Company’s estimation of its 2004 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Master Leases and the Spin Agreements; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions which impact the estimate of the Company’s 2004 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

Although the Company intends to continue to qualify as a REIT for the year ending December 31, 2004 and subsequent years, it is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to continue to qualify as a REIT in any such year. If the Company were to fail, or elect not, to continue to qualify as a REIT in any such year, the Company would be subject to 35% federal income tax and to the applicable state and local income taxes for the affected years. Such tax obligations would have a Material Adverse Effect on the Company. Unless eligible for limited relief, if the Company failed, or revoked its election, to qualify as a REIT, the Company would not be eligible to elect again to be treated as a REIT before the fifth year after the year of such termination or revocation.

Results of Operations

Three Months Ended March 31, 2004 and 2003

The results of operations for the three months ended March 31, 2004 include the impact of the Company’s February 5, 2004 acquisition of ElderTrust in an all cash transaction valued at $184 million (the “ElderTrust Transaction”) and the Company’s purchase of a total of 14 independent living or assisted living facilities (each, a “Brookdale Facility”) from partnerships whose general partners are affiliates of Brookdale Living Communities, Inc. (“Brookdale”) pursuant to definitive agreements dated January 29, 2004. The Company completed the purchase of the Brookdale Facilities (the “Brookdale Transaction”) in stages during the first quarter of 2004 as follows: four on January 29, 2004, two on February 20, 2004, one on February 26, 2004, three on March 10, 2004 and four on March 30, 2004. See “Note 5—Recent Developments—Recent Developments Regarding Acquisitions” to the Condensed Consolidated Financial Statements. The Company expects future results of operations to improve after consideration of a full quarter impact of the acquisitions. See pro forma results included in “Note 5—Recent Developments” to the Condensed Consolidated Financial Statements.

Rental income for the three months ended March 31, 2004 was $53.2 million, of which $47.4 million (88.9%) resulted from leases with Kindred. The rental income from Kindred includes $0.6 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of common stock in Kindred under Kindred’s bankruptcy plan of reorganization (the “Final Plan”) on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Master Leases. The rental income for the three months ended March 31, 2003 was $45.8 million, of which $43.7 million (95.5%) resulted from leases with Kindred. The $7.4 million increase in rental income reflects (a) a $3.6 million increase resulting from a 3.5% increase in the rent payable pursuant to the terms of the Master Leases, which became effective May 1, 2003 and the $8.6 million annual rent increase from the July 1, 2003 amendment to the Master Leases and (b) the Company’s receipt of $3.8 million in additional rent relating to the properties acquired in the ElderTrust and Brookdale Transactions. See “Note 5—Recent Developments” to the Condensed Consolidated Financial Statements.

Interest income from loan receivable was $0.8 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. This amount relates to interest income received in connection with a mezzanine loan made by Ventas Realty to Trans Healthcare, Inc. on November 4, 2002 (the “THI Mezzanine Loan”).

Interest and other income totaled approximately $0.3 million for the three months ended March 31, 2004 as compared to approximately $0.5 million for the three months ended March 31, 2003. The decrease is primarily attributable to the recovery of a previously written-off receivable by the Company in 2003.

On April 1, 2003, the Internal Revenue Service (“IRS”) notified the Company that it had completed its review of the Company’s federal income tax returns for the Company’s 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that the Company (1) did not owe any additional taxes for those periods, (2) was entitled to retain the Original Federal Refund Amount, and (3) was entitled to receive the Additional Federal Refund Amount. In addition, as a result of the completion of the audit, the Company retained substantially all of its favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

As a result of the conclusion of the 1997 and 1998 tax audit, in the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability.

Interest expense decreased $1.8 million to $15.3 million for the three months ended March 31, 2004 from $17.1 million for the three months ended March 31, 2003 which includes $1.2 million of interest included in discontinued operations and excludes the interest on the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”). The net decrease consists of a (a) $1.7 million decrease from reduced principal balances on the Company’s Second Amended and Restated Security and Guaranty Agreement dated as of April 17, 2002 (the “2002 Credit Agreement”) and the loan in the original principal amount of $225.0 million from Merrill Lynch Mortgage Lending, Inc. (the “CMBS Loan”), (b) $0.5 million decrease from reduced interest rates, (c) $0.6 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the Company’s 1998 Swap (as defined below) which covered the period between July 1, 2003 and December 31, 2007 and (d) $1.0 million increase related to the assumed debt from the ElderTrust Transaction and the Brookdale Transaction.

On June 30, 2003, the Company paid in full the amount outstanding under the United States Settlement. For the three months ended March 31, 2003, the interest expense on the United States Settlement was $1.2 million.

General and administrative expenses totaled $3.7 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to attract and retain appropriate personnel to achieve its business objectives and increased expenses related to the ElderTrust Transaction.

Net income for the three months ended March 31, 2004 was $23.3 million or $0.28 per diluted share. After discontinued operations of $0.02 per diluted share, net income for the three months ended March 31, 2003 was $37.3 million or $0.47 per diluted share. The decrease in net income is primarily a result of the $20.2 million reversal of a contingent liability recorded in the first quarter ended March 31, 2003.

Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on sale of real estate for properties sold or held for sale subsequent to December 31, 2001 are reflected in the Condensed Consolidated Statements of Income as “Discontinued Operations” for all periods presented. In the first quarter ended March 31, 2004, the Company did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations. In the first quarter ended March 31, 2003, Discontinued Operations of $1.4 million included the operation from the dispositions made during the year ended December 31, 2003. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

Funds from Operations

Funds from operations (“FFO”) for the three months ended March 31, 2004 totaled $34.0 million. FFO for the three months ended March 31, 2003 totaled $48.0 million. FFO for the three months ended March 31, 2004 and 2003 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$23,275	$37,288
Adjustments:
Depreciation on real estate assets	10,773	9,863
Other Items:
Discontinued Operations:
Real estate depreciation – discontinued	—	873

FFO	$34,048	$48,024

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

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance, as an alternative to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company’s liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of the Company’s needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the first quarter ended March 31, 2004, the Company’s principal sources of liquidity came from cash flow from operations, cash on hand remaining from the proceeds received from the sale of properties to Kindred in December 2003, an equity offering of 2.0 million shares of the Company’s common stock and borrowings under the 2002 Credit Agreement.

The Company intends to fund future investments through cash flow from operations, borrowings under the 2002 Credit Agreement, and issuance of secured or unsecured long-term debt or other securities. As of March 31, 2004, the Company had cash and cash equivalents of $1.7 million, restricted cash of $19.0 million, outstanding revolving credit borrowings of $40.0 million under the 2002 Credit Agreement, and unused revolving credit availability of $222.0 million. Through the pledge of additional property as collateral to the lenders under the 2002 Credit Agreement, the Company, as of March 31, 2004, could have increased revolving credit availability to $250.0 million.

Cash provided by operations was $39.7 million and $35.8 million for the three months ended March 31, 2004 and 2003, respectively. The increase primarily resulted from (a) increased cash from acquisitions, (b) increased rent from lease escalators and the July 1, 2003 amendment to the Kindred Master Leases and (c) decreased payments under the United States Settlement which was paid in full on June 30, 2003. The increases were offset by a net increase in general and administrative and professional fee expenses.

Cash flows used in investing activities for the first quarter ended March 31, 2004 was $176.5 million and consisted primarily of the Company’s investments in ElderTrust and Brookdale. Net cash used in investing activities for the three months ended March 31, 2003 were minimal.

Cash flows provided by financing activities for the three months ended March 31, 2004 totaled $56.4 million and consisted primarily of net borrowings of $39.9 million under the Company’s revolving credit facility under the 2002 Credit Agreement (the “Revolving Credit Facility”), proceeds from the issuance of common stock of $66.2 million (inclusive of $14.5 million proceeds from option exercises) offset by $48.8 million of cash dividend payments to stockholders (consisting of the fourth quarter 2003 dividend and the first quarter 2004 dividend). Net cash used in financing activities for the three months ended March 31, 2003 totaled $35.2 million and included net borrowings of $43.4 million under the Revolving Credit Facility, a $37.4 million payment in settlement of the repurchase of the Senior Notes on December 31, 2002, payments on the United States Settlement of $2.9 million and $37.7 million of cash dividend payments (consisting of the fourth quarter 2002 dividend and the first quarter 2003 dividend.)

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company intends to pay dividends of $1.30 per share for 2004, but not less than 100% of the Company’s taxable income for 2004. The Company declared the first quarterly dividend for 2004 of $0.325 per share on February 26, 2004, which was paid in cash on March 25, 2004 to stockholders of record on March 15, 2004. Although the Company currently intends to distribute 100% or more of its taxable income for 2004 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. The Company may publicly offer these securities from time to time at prices and on terms to be determined at the time of relevant offerings. As of March 31, 2004, $599.1 million of these securities remained available for offering under the shelf registration statement. The Company believes that the shelf registration statement will assist in providing it with flexibility in raising debt and/or equity financing in order to implement its diversification strategy.

The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by NAREIT) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures (the “Indentures”) governing the Senior Notes and the 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Senior Notes under each Indenture, and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

Recent Developments Regarding Liquidity

Equity Offering

On March 15, 2004, the Company completed the sale of 2.0 million shares of the Company’s common stock in an underwritten public offering under the Company’s universal shelf registration statement previously declared effective by the Commission on July 8, 2002. The Company received $51.2 million in net proceeds from the sale. The Company used the net proceeds to repay indebtedness under the 2002 Credit Agreement and for general corporate purposes, including the funding of acquisitions. As of March 31, 2004, $599.1 million of securities remained available for offering under the Company’s universal shelf registration statement.

In the three months ended March 31, 2004, the Company received $14.5 million in proceeds from the exercise of approximately 1.0 million stock options with a weighted average strike price of $14.51.

Acquisitions

As part of the ElderTrust Transaction and the Brookdale Transaction, the Company assumed non-recourse property level debt. The total value of the debt assumed in connection with these transactions was $102.7 million. The net book value of the property encumbered by the assumed debt is $139.2 million as of March 31, 2004. See “Note 5—Recent Developments” and “ Note 6—Borrowing Arrangements” to the Condensed Consolidated Financial Statements.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods as of March 31, 2004. Long-term debt obligations include the impact of the debt assumed from the ElderTrust Transaction and the Brookdale Transaction.

Payments due by Period	Total	2004	2005	2006		2007	2008	Thereafter
Long-term debt obligations(1)(2)	$1,109,140	$44,089	$95,850	$268,799	(3)	$99,495	$40,665	$560,242	(4)
Obligations under the 2003-2008 Swap(2)	32,041	10,457	10,835	6,873		3,251	625	—

Total	$1,141,181	$54,546	$106,685	$275,672		$102,746	$41,290	$560,242

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the 2003-2008 Swap were based on forward rates obtained as of March 31, 2004.
(3)	Includes a $206 million balloon payment due December 2006 on the CMBS Loan.
(4)	Includes the maturity of $174.2 million of Senior Notes due in April 2009 and $191.8 million of Senior Notes due 2012.

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

The Company receives revenue primarily by leasing its assets under leases that are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company also earns revenue from the THI Mezzanine Loan. The Company’s obligations under the 2002 Credit Agreement are (and its obligations under the 2000 Credit Agreement were) floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See “Note 6—Borrowing Arrangements” to the Condensed Consolidated Financial Statements. The general fixed nature of the Company’s assets and the variable nature of the Company’s obligations create interest rate risk. If interest rates were to rise significantly, the Company’s lease and other revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, in connection with the 1998 Spin Off, the Company entered into a swap (the “1998 Swap”) to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. The 1998 Swap expired on June 30, 2003.

On September 28, 2001, the Company entered into an interest rate swap agreement (the “2003-2008 Swap”) in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008. The 2003-2008 Swap is treated as a cash flow hedge for accounting purposes. The 2003-2008 Swap is with a highly rated counterparty in which the Company pays a fixed rate of 5.385% and receives LIBOR from the counterparty. On December 11, 2003, the notional amount of the swap for the period December 11, 2003 through June 29, 2006 was reduced from $450 million to $330 million. There are no collateral requirements under the 2003-2008 Swap. The notional amount of the 2003-2008 Swap is scheduled to decline from $330.0 million as follows:

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

At March 31, 2004, the 2003-2008 Swap was reported at its fair value as a $32.0 million liability in the Condensed Consolidated Balance Sheet. The offsetting adjustment is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Buy and Sell Caps are reported at their fair value of approximately $0.2 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. The offsetting adjustments for each of these instruments are reported in the Condensed Consolidated Statements of Income and net to zero for the three months ended March 31, 2004.

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Similarly, when interest rates increase, the Buy Cap increases in fair value and the Sell Cap decreases in fair value. As of December 31, 2003, interest rates had fallen and the 2003-2008 Swap was in an unrealized loss position to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change. To highlight the sensitivity of the interest rate swaps and caps to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2004:

	2003-2008 Swap	Sell Cap	Buy Cap
Notional Amount	$330,000,000	$219,433,404	$219,433,404
Fair Value to the Company	(32,040,674)	(205,586)	205,586
Fair Value to the Company Reflecting Change in Interest Rates
-100 BPS	(43,925,841)	(42,217)	42,217
+100 BPS	(20,640,285)	(596,164)	596,164

The carrying value of the Company’s variable rate debt approximates fair value. There is no cash flow impact from the fluctuation of interest rates since the Company currently hedges 100% of its variable rate debt. The fair value of the fixed rate debt is $508.7 million based on open market trading activity provided by a third party.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and Form 10-Q.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in “Note 8—Litigation” to the Condensed Consolidated Financial Statements (which is incorporated by reference into this Item 1), there has been no material change in the status of the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

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

On January 21, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer Debra A. Cafaro and Senior Vice President and Chief Financial Officer Richard A. Schweinhart were making a presentation regarding the Company at the UBS Global Healthcare Services Conference in New York on Monday, February 2, 2004 at 1:30 p.m. Eastern Time.

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

On February 19, 2004, the Company filed a Current Report on Form 8-K announcing, pursuant to Item 2, that on February 5, 2004, the Company consummated the acquisition of ElderTrust pursuant to the terms of the previously disclosed Agreement and Plan of Merger, dated November 19, 2003, among the Company, Ventas Sub, LLC, a wholly owned direct subsidiary of the Company and ElderTrust.

On February 26, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer, Debra A. Cafaro and Chief Investment Officer and Senior Vice President, Raymond J. Lewis were making a presentation regarding the Company at the Smith Barney 2004 REIT CEO Conference in Florida on Tuesday, March 2, 2004 at 8:45 a.m. Eastern Time.

On February 26, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Items 9 and 12, the Company’s results of operation and financial condition as of and for the quarter and year ended December 31, 2003.

On March 15, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, it had agreed to sell 2.0 million shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole bookrunning manager for an underwritten public offering.

On April 7, 2004, the Company furnished a Current Report on Form 8-K announcing that it would issue its first quarter 2004 earnings on Wednesday evening, April 28, 2004.

On April 20, 2004, the Company filed a Current Report on Form 8-K amending its Current Report on Form 8-K, filed on February 19, 2004, to amend Item 7 to include required financial statements and pro forma financial information.

On April 29, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Items 9 and 12, the Company’s results of operation and financial condition as of and for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2004

VENTAS, INC.

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Senior Vice President and
Chief Financial Officer