Form 10-Q
period 2004-06-30
VENTAS INC
filed 2004-07-28
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number: 1-10989

Ventas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

10350 Ormsby Park Place, Suite 300 Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 26, 2004:
Common Stock, $.25 par value	84,148,322 Shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$136,634	$104,300
Building and improvements	1,299,660	985,881

	1,436,294	1,090,181
Accumulated depreciation	(431,707)	(408,891)

Total net real estate property	1,004,587	681,290
Loan receivable, net	16,423	16,455

Total net real estate investments	1,021,010	697,745

Cash and cash equivalents	8,880	82,104
Restricted cash	18,358	7,575
Deferred financing costs, net	11,423	13,465
Notes receivable from employees	3,251	3,772
Other	10,081	8,189

Total assets	$1,073,003	$812,850

Liabilities and stockholders’ equity
Liabilities:
Senior Notes payable and other debt	$851,675	$640,562
Deferred revenue	14,204	15,308
Interest rate swap agreements	18,251	27,868
Accrued dividend	—	21,614
Accrued interest	6,718	5,821
Accounts payable and other accrued liabilities	21,298	14,562
Other liabilities—disputed tax refunds	835	406
Deferred income taxes	30,394	30,394

Total liabilities	943,375	756,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 84,759 and 82,608 shares issued at June 30, 2004 and December 31, 2003, respectively	21,190	20,652
Capital in excess of par value	201,482	162,466
Unearned compensation on restricted stock	(1,235)	(748)
Accumulated other comprehensive loss	(10,129)	(18,294)
Retained earnings (deficit)	(62,377)	(56,790)

	148,931	107,286
Treasury stock, 688 and 1,817 shares at June 30, 2004 and December 31, 2003, respectively	(19,303)	(50,971)

Total stockholders’ equity	129,628	56,315

Total liabilities and stockholders’ equity	$1,073,003	$812,850

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$58,710	$46,705	$111,950	$92,469
Interest income from loan receivable	755	758	1,511	1,505
Interest and other income	302	553	583	1,045

	59,767	48,016	114,044	95,019

Expenses:
Property level operating expense	290	—	497	—
General and administrative	3,653	3,080	7,384	6,220
Professional fees	763	702	1,370	1,462
Reversal of contingent liability	—	—	—	(20,164)
Amortization of restricted stock grants	279	310	550	601
Depreciation	12,136	9,925	22,994	19,853
Swap ineffectiveness	—	369	—	369
Interest	16,992	15,662	32,320	31,594
Interest on United States Settlement	—	3,761	—	4,943

Total expenses	34,113	33,809	65,115	44,878

Operating income	25,654	14,207	48,929	50,141
Gain on Sale of Kindred Healthcare, Inc. common stock	—	922	—	922

Income before discontinued operations	25,654	15,129	48,929	51,063
Discontinued operations	—	1,000	—	2,354

Net income	$25,654	$16,129	$48,929	$53,417

Earnings Per Common Share:
Basic:
Income before discontinued operations	$0.31	$0.19	$0.59	$0.65

Net income	$0.31	$0.20	$0.59	$0.68

Diluted:
Income before discontinued operations	$0.30	$0.19	$0.58	$0.64

Net income	$0.30	$0.20	$0.58	$0.67

Shares used in computing earnings per common share:
Basic	83,820	78,935	82,762	78,885
Diluted	84,565	79,575	83,662	79,435

Dividend declared per common share	$0.3250	$0.2675	$0.6500	$0.5350

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$25,654	$16,129	$48,929	$53,417

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	10,212	(10,821)	2,471	(15,520)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	3,000	4,855	5,694	9,395
Unrealized loss on Kindred Healthcare, Inc. common stock	—	6,080	—	(219)
Reclassification adjustment for realized gain on Kindred Healthcare, Inc. common stock included in net income during the period	—	(922)	—	(922)

	13,212	(808)	8,165	(7,266)

Net comprehensive income	$38,866	$15,321	$57,094	$46,151

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$48,929	$53,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	22,994	21,599
Amortization of deferred financing costs	2,042	2,040
Amortization of restricted stock grants	550	601
Reversal of contingent liability	—	(20,164)
Normalized rents	(1,150)	(86)
Gain on sale of Kindred Healthcare, Inc. common stock	—	(922)
Loss on sale of real estate assets (included in discontinued operations)	—	5,254
Amortization of deferred revenue	(1,255)	(2,030)
Non-cash interest on United States Settlement	—	2,655
Other	(1,360)	(383)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,753)	12,922
Increase in other assets	(1,428)	(2,900)
Increase (decrease) in accrued interest	897	(573)
Increase (decrease) in accounts payable and accrued and other liabilities	2,059	2,586

Net cash provided by operating activities	70,525	74,016
Cash flows from investing activities:
Net proceeds from sale of real estate	—	58,897
Proceeds from sale of Kindred Healthcare, Inc. common stock	—	2,622
Investment in real estate property	(246,385)	—
Proceeds from loan receivable	107	102
Purchase of furniture and equipment	(6)	(38)
Proceeds from notes receivable from employees, former employees and accrued interest	521	336

Net cash (used in) provided by investing activities	(245,763)	61,919
Cash flows from financing activities:
Net change in borrowings under Revolving Credit Facility	114,000	14,000
Purchase of Senior Notes	—	(37,366)
Repayment of debt	(5,895)	(1,549)
Payment on United States Settlement	—	(46,647)
Payment of deferred financing costs	—	(20)
Issuance of common stock	54,533	—
Proceeds from stock option exercises	15,506	1,276
Cash dividends to stockholders	(76,130)	(58,911)

Net cash provided by (used in) financing activities	102,014	(129,217)

Net (decrease) increase in cash and cash equivalents	(73,224)	6,718
Cash and cash equivalents at beginning of period	82,104	2,455

Cash and cash equivalents at end of period	$8,880	$9,173

Supplemental schedule of noncash activities:
Assets and liabilities assumed from acquisitions:
Restricted cash	$9,030	$—
Other assets acquired	204	—
Assumed debt	103,008	—
Other liabilities assumed	5,954	—

See notes to condensed consolidated financial statements

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—REPORTING ENTITY

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for the year ending December 31, 2004 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 42 hospitals, 201 skilled nursing facilities, 27 senior housing facilities and 11 other facilities in 39 states as of June 30, 2004. Except for the leases on the Company’s two medical office buildings, the Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) lease 186 of the Company’s nursing facilities and all but one of the Company’s hospitals as of June 30, 2004. The Company also has real estate loan investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a direct wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), an indirect wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”) and an operating partnership, ElderTrust Operating Partnership (“ETOP”) in which the Company indirectly owns 99.6% of the partnership units. As of June 30, 2004, Ventas Realty owned 40 of the Company’s hospitals, 156 of the Company’s skilled nursing facilities and 20 of the Company’s senior housing and other healthcare facilities, Ventas Finance owned 39 of the Company’s skilled nursing facilities, and ETOP owned five of the Company’s skilled nursing facilities and ten of the Company’s senior housing facilities. The Company directly owned two hospitals.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily an indication of the results that may be expected for the year ending December 31, 2004. The Condensed Consolidated Balance Sheet as of December 31, 2003 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has one primary reportable segment, which consists of investments in real estate. The Company’s primary business consists of financing, owning and leasing healthcare-related and senior housing facilities. See “Note 3—Concentration of Credit Risk.” Except for the leases on the Company’s two medical office buildings, all of the Company’s leases are triple-net leases, which require the tenants to pay all property-related expenses. Except for the two medical office buildings, the Company does not operate its facilities nor does it allocate capital to maintain its properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to the Company’s investment in real estate.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2004, approximately 58.0% of the Company’s properties, based on the original cost of such properties, were skilled nursing facilities. The Company’s remaining properties consist of hospitals, personal care facilities and other healthcare-related and senior housing facilities. The Company’s facilities are located in 39 states with rental revenues from operations in only one state accounting for more than ten percent (10%) of the Company’s total revenues during the year ended December 31, 2003 and the six months ended June 30, 2004.

As of June 30, 2004, approximately 71.2% of the Company’s properties, based on the original cost of such properties, were operated by Kindred. Approximately 84.4% of the Company’s total real estate revenue for the six months ended June 30, 2004 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (as amended, the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred (as amended and, collectively with the Amended Master Leases, the “Kindred Master Leases”).

There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Kindred Master Leases or that Kindred will perform its obligations under the Kindred Master Leases. The failure of Kindred to make three consecutive monthly rental payments under any of the Kindred Master Leases will trigger an event of default under the Company’s Second Amended and Restated Security and Guaranty Agreement dated as of April 17, 2002 (the “2002 Credit Agreement”). The inability or unwillingness of Kindred to satisfy its obligations under the Kindred Master Leases would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

Kindred is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to the Company by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred’s public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov/edgar/. The Company is providing this data for informational purposes only, and the reader of this Quarterly Report on Form 10-Q is encouraged to obtain Kindred’s publicly available filings from the Commission.

Agreement of Indemnity—Third Party Leases

In connection with the Company’s spin off of Kindred in 1998 (the “1998 Spin Off”), the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third Party Leases”). Under the terms of an indemnity agreement relating to the Third Party Leases, Kindred has agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, the lessors may claim that the Company remains liable under the Third Party Leases. The Company believes it may have valid legal defenses to any such claim. However, there can be no assurance the Company would prevail against a claim brought by a lessor under a Third Party Lease. In the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases that relate to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years. The Third Party Leases that relate to ground leases have remaining terms from 1 to 80 years. Under Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”), Kindred assumed and has agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Leases. Under the Final Plan, Kindred has agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease. As of June 30, 2004, the total aggregate remaining minimum rental payments under the Third Party Leases were $28.4 million.

Agreement of Indemnity—Third Party Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements to Kindred (the “Third Party Guarantees”). The Company may remain liable on the Third Party Guarantees assigned to Kindred. Under the terms of an indemnity agreement relating to the Third Party Guarantees, Kindred has agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Kindred. Under the Final Plan, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third Party

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third Party Guarantees. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Kindred, then the Company may be liable for the payment and performance of the obligations under any such agreement, but the Company believes it may have valid legal defenses to any such claim under a Third Party Guarantee. As of June 30, 2004, the Third Party Guarantees related to $5.0 million in outstanding obligations.

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

On June 30, 2003, the Company sold to Kindred 16 skilled nursing facilities, consisting of 15 properties in Florida and one property in Texas, which had previously been leased to Kindred under the Kindred Master Leases, for $59.7 million in gross cash proceeds. A loss of $5.3 million was recognized and included in Discontinued Operations for the quarter ended June 30, 2003. In addition, Kindred paid the Company a $4.1 million lease termination fee with respect to such properties. The Company used a portion of the net proceeds from the sale and the lease termination fee to repay in full all unpaid amounts under the Company’s settlement agreement with the United States Department of Justice. The remaining net proceeds were used to reduce the Company’s outstanding indebtedness.

During the third quarter ended September 30, 2003, the Company sold a non-operating skilled nursing facility and received a non-binding proposal to purchase another non-operating skilled nursing facility. As a result, the Company recognized a gain of $2.1 million on the sold facility and also recorded a $0.8 million impairment on the other facility.

On December 11, 2003, the Company completed the sale of ten additional under-performing facilities to Kindred, which leased and operated those facilities prior to the sale, for $77.8 million, net of transaction costs. A gain of $54.9 million was recognized and included in Discontinued Operations for the year ended December 31, 2003. The Company also received from Kindred a $6.0 million lease termination fee on the sold facilities. The Company used the net proceeds from the sale and the lease termination fee to pay breakage costs relating to the termination of $120.0 million notional amount of the Company’s interest rate swap, to fund a portion of the $101.0 million equity portion of the purchase price of the ElderTrust Transaction (defined below), to reduce debt, and to fund other general corporate obligations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the six months ended June 30, 2004, the Company did not dispose of any assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations. Set forth below is a summary of the results of operations of the facilities that were sold and held for sale during the three months ended and six months ended June 30, 2003 (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Rental income	$4,195	$7,615
Lease termination fee	4,116	4,116

	8,311	11,731

Interest	1,184	2,377
Depreciation	873	1,746

	2,057	4,123

Income before loss on sale of real estate	6,254	7,608
Loss on sale of real estate	(5,254)	(5,254)

Discontinued operations	$1,000	$2,354

NOTE 5—RECENT DEVELOPMENTS

Recent Developments Regarding Liquidity

Equity Offering

On March 15, 2004, the Company completed the sale of two million shares of the Company’s common stock in an underwritten public offering (the “Equity Offering”) under the Company’s universal shelf registration statement which was declared effective by the Commission on July 8, 2002. The Company received $51.1 million in net proceeds from the sale. The Company used the net proceeds to repay indebtedness under the 2002 Credit Agreement and for general corporate purposes, including the funding of a portion of the Brookdale Transaction (defined below). As of June 30, 2004, $599.1 million of securities remained available for offering under the Company’s universal shelf registration statement.

Recent Developments Regarding Dividends

The Company declared its first quarterly dividend for 2004 of $0.325 per share on February 26, 2004, which was paid in cash on March 25, 2004 to stockholders of record on March 15, 2004. The Company declared its second quarterly dividend for 2004 of $0.325 per share on May 21, 2004, which was paid in cash on June 24, 2004 to stockholders of record on June 7, 2004. As a REIT, the Company is required to distribute to its stockholders 90% of its taxable income. Although the Company currently intends to distribute 100% or more of its taxable income for 2004 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

The Company’s estimate of its 2004 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Kindred Master Leases and the various agreements (the “Spin Agreements”) entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions impacting the estimate of the Company’s 2004 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of funds from operations (“FFO”) (as defined by the National Association of Real Estate Investment Trusts) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures (the “Indentures”) governing the 8 3/4% Senior Notes due 2009 in the original aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the original aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) of Ventas Realty and Ventas Capital Corporation and the 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Senior Notes under each Indenture and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Kindred Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

Recent Developments Regarding Acquisitions

Acquisitions Closed During the Second Quarter of 2004

During the period from April 1, 2004 through June 30, 2004, the Company acquired two skilled nursing facilities in a single transaction and two senior housing facilities in two separate transactions (the “Second Quarter Transactions”). The Company paid an aggregate purchase price of $69.8 million in cash for the four facilities. The four acquired facilities are leased by the Company to three operators under triple-net leases providing for aggregated, annual cash base rent of approximately $6.7 million, subject to escalation as provided in the leases. The leases have initial terms ranging from 10 to 15 years. One facility acquired by the Company during the second quarter (the “Seasons”) for a purchase price of $41.8 million is being operated by an affiliate of Brookdale (defined below) and is part of the Brookdale Master Lease (defined below). The Company’s primary reason for the acquisition of these facilities was to invest in healthcare and senior housing properties with an expected yield on investment as well as to diversify facility operators of its properties and reduce its dependence on Kindred for rental revenues.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ElderTrust Merger

On February 5, 2004, the Company consummated the acquisition of all outstanding common shares of ElderTrust (“ElderTrust”) in an all cash transaction valued at $184.0 million (the “ElderTrust Transaction”). At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust Transaction was approximately $160.0 million. The Company’s primary reason for the acquisition of all outstanding common shares of ElderTrust was to invest in healthcare and senior housing properties with an expected yield on investment as well as to diversify facility operators of its properties and reduce its dependence on Kindred for rental revenues.

The ElderTrust Transaction adds nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building (the “ElderTrust Properties”) to the Company’s portfolio. The ElderTrust Properties are leased by the Company to various operators under leases providing for aggregated, annual cash base rent of approximately $16.4 million, subject to escalation as provided in the leases. The leases have remaining terms primarily ranging from four to 11 years. Concurrent with the consummation of the ElderTrust Transaction, the Company also purchased all of the limited partnership units in ETOP, ElderTrust’s majority owned operating partnership, then held by third parties directly from the unitholders at $12.50 per unit, other than 31,455 Class C Units in ETOP (which will remain outstanding). ETOP owns directly or indirectly all of the ElderTrust Properties.

The Company funded the $101.0 million equity portion of the purchase price with cash on ElderTrust’s balance sheet, a portion of the $85.0 million in proceeds from its December 2003 sale of ten facilities to Kindred and draws on the Company’s revolving credit facility under the 2002 Credit Agreement. The Company’s ownership of the ElderTrust Properties is subject to approximately $82.4 million of property level debt and other liabilities.

Transactions with Brookdale

On January 29, 2004, the Company entered into 14 definitive purchase agreements with certain affiliates of Brookdale Living Communities, Inc. (“Brookdale”) to purchase a total of 14 independent living or assisted living facilities (each, a “Brookdale Facility”). The Company completed the purchase of the Brookdale Facilities (the “Brookdale Transaction”) in stages during the first quarter of 2004. The Company paid an aggregate purchase price of $115.6 million for the 14 Brookdale Facilities, $20.3 million of which was funded by the assumption of non-recourse property level debt. The property level debt encumbers five of the Brookdale Facilities. The Company’s primary reason for the acquisition of these 14 senior housing facilities was to invest in healthcare and senior housing properties with an expected yield on investment as well as to diversify facility operators of its properties and reduce its dependence on Kindred for rental revenues.

The Brookdale Facilities are leased to and are being operated by affiliates of Brookdale pursuant to a master lease (the “Brookdale Master Lease”) containing nine properties (ten including the Seasons) and five separate single facility leases, all of which are triple-net leases. The Company, at its sole option, may combine each of the single facility leases into the master lease upon the repayment of the non-recourse property level debt encumbering the applicable Brookdale Facility. All of the Brookdale leases, have an initial term of 15 years, are guaranteed by Brookdale and provide for aggregated annual cash base rent of approximately $10.6 million ($14.5 million including the Seasons), escalating each year by the greater of (i) 1.5% or (ii) 75% of the annual increase in the consumer price index.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisitions

The Second Quarter Transactions, the ElderTrust Transaction and the Brookdale Transaction were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions). Such estimates are subject to refinement as additional valuation information is received. The Company is in the process of computing fair values, thus, the allocation of the purchase price is subject to refinement.

	Second Quarter Transactions	ElderTrust	Brookdale
Land	$4	$17	$12
Buildings	64	144	104
Cash and Cash Equivalents	—	28	—
Other assets	3	5	2

Total assets acquired	71	194	118

Notes payable and other debt	—	82	20
Accounts payable and other accrued liabilities	1	3	3

Total liabilities acquired	1	85	23

Net assets acquired	70	109	95
Less cash acquired	—	(28)	—

Net cash paid	$70	$81	$95

The buildings are being depreciated over their estimated useful lives, which were determined to be 30 years for those acquired in the ElderTrust Transaction and 35 years for those acquired in each of the Brookdale and Second Quarter Transactions.

Pro Forma

The following table illustrates the effect on net income and earnings per share if the Company had consummated the Second Quarter Transactions, the ElderTrust Transaction, the Brookdale Transaction and the Equity Offering as of the beginning of the six and three month periods ended June 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$60,571	$58,252	$120,026	$115,461
Expenses	35,432	40,321	69,946	57,920
Net income from continuing operations	25,139	18,853	50,080	58,463
Net income	25,139	19,320	50,080	59,777

Earnings per common share:
Basic:
Net income from continuing operations	$0.30	$0.23	$0.60	$0.72
Net income	$0.30	$0.24	$0.60	$0.74
Diluted:
Net income from continuing operations	$0.30	$0.23	$0.59	$0.72
Net income	$0.30	$0.24	$0.59	$0.73

Shares used in computing earnings per common share:
Basic	83,820	80,935	83,595	80,885
Diluted	84,565	81,575	84,495	81,435

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—BORROWING ARRANGEMENTS

The following is a summary of the Company’s debt and certain interest rate and maturity information as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
2002 Credit Agreement—$290,000 revolving credit line, bearing interest at LIBOR plus 2.50% or the Base Rate plus 1.00% (3.77% at June 30, 2004 and 3.64% at December 31, 2003), due April 2005	$114,000	$—
2002 Credit Agreement—Tranche B Term Loan, bearing interest at LIBOR plus 2.50% (3.82% at June 30, 2004 and 3.64% at December 31, 2003), due April 2007	58,800	59,100
2009 Senior Notes due 2009, bearing interest at 8.75%	174,217	174,217
2012 Senior Notes due 2012, bearing interest at 9.00%	191,821	191,821
Collateralized mortgage backed securities loan to Ventas Finance I, LLC, as borrower, from Merrill Lynch Mortgage Lending, Inc., as lender, dated December 12, 2001, in the original principal amount of $225,000, bearing interest at a nominal weighted average rate of LIBOR plus 1.49% at June 30, 2004 and December 31, 2003 (2.67% at June 30, 2004 and 2.66% at December 31, 2003), due December 2006	214,051	215,424
Mortgage loan to Senior LifeChoice of Kimberton, L.P., as borrower, from Chester County Industrial Development Authority, as lender, dated as of September 1, 1995, in the original principal amount of $9,060 due September 2025, bearing interest at 8.50% (the “Woodbridge 2025 Notes”)	9,060	—
Mortgage loan to Senior LifeChoice of Kimberton, L.P., as borrower, from Chester County Industrial Development Authority, as lender, dated as of September 1, 1995, in the original principal amount of $885 due September 2005, bearing interest at 8.00% (the “Woodbridge 2005 Notes,” and together with the Woodbridge 2025 Notes, the “Woodbridge Bonds”)	330	—
Mortgage loan to ET Sub-DCMH Limited Partnership, L.L.P., as borrower, from Morgan Guaranty Trust Company of New York, as lender, dated October 5, 1999, in the original principal amount of $5,865, bearing interest at 8.35%, due November 2009	5,515	—
Mortgage loan to Sub-POB I Limited Partnership, L.L.P., as borrower from Morgan Guaranty Trust Company of New York, as lender, dated October 5, 1999, in the original principal amount of $2,585, bearing interest at 8.35%, due November 2009	2,431	—
Mortgage loan to ET Sub Heritage Andover, LLC, as borrower, from Morgan Guaranty Trust Company of New York, as lender, dated September 9, 1999, in the original principal amount of $8,770, bearing interest at 8.26%, due October 2009	8,228	—
Mortgage loan to ET Sub-Belvedere Limited Partnership, L.L.P., as borrower, from JPMorgan Chase Bank, as lender, dated December 13, 2001, in an original principal amount of $4,955, bearing interest at 8.46%, due September 2009	4,777	—
Mortgage loan to ET Sub-Belvedere Limited Partnership, L.L.P., as borrower, from JPMorgan Chase Bank, as lender, dated December 13, 2001, in an original principal amount of $13,552, bearing interest at 8.46%, due October 2009	13,066	—
Mortgage loan to ET Sub-Cabot Park, LLC, as borrower, from Massachusetts Housing Financing Agency (“MHFA”), as lender, dated November 30, 1998, in the original principal amount of $12,500, bearing interest at 6.25%, due January 2037	11,838	—

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Mortgage loan to ET Sub-Cleveland Circle, L.L.C., as borrower, and MHFA, as lender, dated November 30, 1998, in the original principal amount of $11,850, bearing interest at 6.15%, due October 2025	$10,280	$—
Mortgage loan to ET Sub-Vernon Court, LLC, as borrower, and MHFA, as lender, dated November 30, 1998, in the original principal amount of $14,500, bearing interest at 6.35%, due June 2025	12,541	—
Mortgage loan to ET Sub-Lacey I, L.L.C., as borrower, from Ocean Federal Savings Bank, as lender, dated January 30, 1998, in an original principal amount of $496, bearing interest at 8.25%, due October 2022	441	—
Mortgage loan from The Industrial Development Authority of the City of Kansas City, Missouri, as lender, dated September 1, 2002, in an original principal amount of $8,880, as assumed by Ventas Kansas City I, LLC, as borrower, on February 26, 2004, bearing interest at “Weekly Variable Rate” (approximately 1.10% at June 30, 2004), due September 2032	8,880	—
Mortgage loan from The Federal Home Loan Mortgage corporation, as lender, dated June 13, 2002, in an original principal amount of $7,000, as assumed by Ventas Farmington Hills, LLC, as borrower, on March 30, 2004, bearing interest at 7.33%, due July 2012	6,798	—
Mortgage loan from LaSalle National Bank, as Trustee for the registered certificate holders of Midland Realty Acceptance Corp. Commercial Mortgage Pass-Through Certificates Series 1996-CI, as lender, dated March 8, 1996, in an original principal amount of $2,560, as assumed by Ventas Belleville, LLC, as borrower, on March 10, 2004, bearing interest a 8.12%, due April 2006	2,328	—
Mortgage loan from LaSalle National Bank, as Trustee for the registered certificate holders of Midland Realty Acceptance Corp. Commercial Mortgage Pass-Through Certificates Series 1996-CI, as lender, dated March 22, 1996, in an original principal amount of $2,500, as assumed by Ventas Springfield/Findlay, LLC, as borrower, on March 10, 2004, bearing interest at 8.12%, due April 2006	2,273	—

	$851,675	$640,562

ET Sub-Woodbridge, L.P., an indirect subsidiary of the Company acquired by the Company pursuant to the ElderTrust Transaction, is the obligor under the Woodbridge Bonds. An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of the failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00 on the compliance date. The Company has not received a formal waiver from the Trustee with respect to such event of default. The Company believes that the bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. However, the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Company expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.4 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Scheduled Maturities of Borrowing Arrangements

As of June 30, 2004, the Company’s indebtedness has the following maturities (in thousands):

2004	$11,838	(1)
2005	119,197
2006	216,134
2007	58,949
2008	1,767
Thereafter	443,790

	$851,675

(1)	Includes the $9.4 million, representing the principal amount payable by the Company should the Bondholders call the Woodbridge Bonds as a result of the event of default.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$25,654	$16,129	$48,929	$53,417
Add: Stock-based employee compensation expense included in reported net income	279	356	550	647

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(409)	(431)	(795)	(810)

Pro forma net income	$25,524	$16,054	$48,684	$53,254

Earnings per share:
Basic—as reported	$0.31	$0.20	$0.59	$0.68
Basic—pro forma	$0.30	$0.20	$0.59	$0.68
Diluted—as reported	$0.30	$0.20	$0.58	$0.67
Diluted—pro forma	$0.30	$0.20	$0.58	$0.67

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk free interest rate	4.47%	3.75%	4.47%	4.0%
Dividend yield	6.5%	8.0%	6.5%	9.0%
Volatility factors of the expected market price for the Company’s common stock	0.295	0.248	0.295	0.254
Weighted average expected life of options	8 years	9 years	8 years	9 years

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

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The Complaint alleges, among other things, that certain former officers and directors damaged the Company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging the reputation of the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in the Complaint are without merit. On October 4, 2002, Kindred

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order declining to dismiss the suit. On September 17, 2003, Kindred filed a renewed motion to dismiss this action as to all defendants, including the Company. The Court has not ruled on this motion. On March 18, 2004, the presiding judge recused himself and this action was reassigned. Kindred has indicated that it intends to continue to defend this action vigorously on behalf of the Company. There were no material developments in this action during the quarter ended June 30, 2004. The Company is unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in the Company’s Condensed Consolidated Financial Statements as of June 30, 2004.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Litigation

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the quarter ended June 30, 2004. The Company is unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in the Company’s Condensed Consolidated Financial Statements as of June 30, 2004.

The Company is the plaintiff in an action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232 filed by the Company June 27, 2002 in the Superior Court of the District of Columbia. The complaint alleges damages in excess of $180.0 million based on claims of legal malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of the Company in the 1998 Spin-Off. The Court has denied all of Sullivan & Cromwell’s motions to dismiss the action to date. This action is in the discovery phase, and the Company anticipates a 2005 trial date. Although the Company intends to pursue its claims in this action vigorously, there can be no assurances that the Company will prevail on any of the claims in this action, or, if the Company does prevail on one or more of the claims, the amount of the recovery that may be awarded to the Company for such claims.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for Basic and Diluted Earnings Per Share:
Income before Discontinued Operations	$25,654	$15,129	$48,929	$51,063
Discontinued Operations	—	1,000	—	2,354

Net Income	$25,654	$16,129	$48,929	$53,417

Denominator:
Denominator for Basic Earnings Per Share —Weighted Average Shares	83,820	78,935	82,762	78,885
Effect of Dilutive Securities:
Stock Options	715	605	866	532
Time Vesting Restricted Stock Awards	30	35	34	18

Dilutive Potential Common Stock	745	640	900	550

Denominator for Diluted Earnings Per Share —Adjusted Weighted Average	84,565	79,575	83,662	79,435

Basic Earnings Per Share:
Income before Discontinued Operations	$0.31	$0.19	$0.59	$0.65
Discontinued Operations	—	0.01	—	0.03

Net Income	$0.31	$0.20	$0.59	$0.68

Diluted Earnings Per Share:
Income before Discontinued Operations	$0.30	$0.19	$0.58	$0.64
Discontinued Operations	—	0.01	—	0.03

Net Income	$0.30	$0.20	$0.58	$0.67

NOTE 10—CONDENSED CONSOLIDATING INFORMATION

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

on the Senior Notes. See “Note 6—Borrowing Arrangements.” Additionally, as of December 31, 2003, approximately $141.3 million of the net assets of Ventas Realty were mortgaged to secure the 2002 Credit Agreement. Certain of the Company’s real estate assets acquired in the ElderTrust Transaction are also subject to mortgages.

The following summarizes the unaudited condensed consolidating information for the Company as of June 30, 2004 and December 31, 2003 and for the three months ended and six months ended June 30, 2004 and June 30, 2003:

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$13,153	$64,949	$—	$719,950	$222,958	$—	$1,021,010
Cash and cash equivalents	46	925	4	6,908	997	—	8,880
Restricted cash	879	2,673	—	4,769	10,037	—	18,358
Deferred financing costs, net	—	—	—	8,144	3,279	—	11,423
Notes receivable from employees	1,751	—	—	1,500	—	—	3,251
Equity in affiliates	280,822	82,046	113,228	—	15	(476,111)	—
Other assets	175	50	—	9,017	839	—	10,081

Total assets	$296,826	$150,643	$113,232	$750,288	$238,125	$(476,111)	$1,073,003

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$9,831	$—	$538,839	$303,005	$—	$851,675
Intercompany	—	3,662	—	(7,607)	3,945	—	—
Deferred revenue	84	76	—	11,504	2,540	—	14,204
Interest rate swap agreements	—	—	—	18,251	—	—	18,251
Accrued interest	—	268	—	5,599	851	—	6,718
Accounts payable and other accrued liabilities	1,845	263	—	15,406	3,391	393	21,298
Other liabilities – disputed tax refunds and accumulated interest	563	272	—	—	—	—	835
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	32,886	14,372	—	581,992	313,732	393	943,375
Total stockholders’ equity (deficit)	263,940	136,271	113,232	168,296	(75,607)	(476,504)	129,628

Total liabilities and stockholders’ equity (deficit)	$296,826	$150,643	$113,232	$750,288	$238,125	$(476,111)	$1,073,003

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$13,500	$—	$583,207	$101,038	$—	$697,745
Cash and cash equivalents	47	—	82,051	6	—	82,104
Restricted cash	742	—	1,791	5,042	—	7,575
Deferred financing costs, net	—	—	9,519	3,946	—	13,465
Notes receivable from employees	1,716	—	2,056	—	—	3,772
Equity in affiliates	112,573	2,205	—	—	(114,778)	—
Other assets	315	—	7,270	604	—	8,189

Total assets	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$—	$425,138	$215,424	$—	$640,562
Deferred revenue	97	—	12,458	2,753	—	15,308
Interest rate swap agreements	—	—	27,868	—	—	27,868
Accrued dividend	21,614	—	—	—	—	21,614
Accrued interest	—	—	5,466	355	—	5,821
Accounts payable, intercompany and other accrued liabilities	1,773	—	12,789	—	—	14,562
Other liabilities – disputed tax refunds and accumulated interest	406	—	—	—	—	406
Deferred income taxes	30,394	—	—	—	—	30,394

Total liabilities	54,284	—	483,719	218,532	—	756,535
Total stockholders’ equity (deficit)	74,609	2,205	202,175	(107,896)	(114,778)	56,315

Total liabilities and stockholders’ equity (deficit)	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$567	$1,758	$—	$44,467	$11,918	$—	$58,710
Interest income on real estate loan	—	—	—	755	—	—	755
Equity earnings in affiliates	25,339	729	924	—	—	(26,992)	—
Interest and other income	36	18	—	233	15	—	302

Total revenues	25,942	2,505	924	45,455	11,933	(26,992)	59,767

Expenses:
Property level expense	—	—	—	—	290	—	290
General and administrative	103	158	10	2,630	752	—	3,653
Professional fees	8	(3)	—	599	159	—	763
Amortization of restricted stock grants	2	9	—	213	55	—	279
Depreciation	173	522	—	9,182	2,259	—	12,136
Interest	—	320	—	13,226	3,446	—	16,992
Intercompany interest	—	(77)	—	(107)	184	—	—

Total expenses	286	929	10	25,743	7,145	—	34,113

Net income (loss)	$25,656	$1,576	$914	$19,712	$4,788	$(26,992)	$25,654

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$507	$—	$37,960	$8,238	$—	$46,705
Interest income on real estate loan	—	—	758	—	—	758
Equity earnings in affiliate(s)	19,553	153	—	—	(19,706)	—
Interest and other income	43	—	505	5	—	553

Total revenues	20,103	153	39,223	8,243	(19,706)	48,016

Expenses:
General and administrative	30	—	2,545	505	—	3,080
Professional fees	7	—	579	116	—	702
Amortization of restricted stock grants	3	—	256	51	—	310
Depreciation	173	—	8,423	1,329	—	9,925
Swap ineffectiveness		—	369	—	—	369
Interest	—	—	13,594	2,068	—	15,662
Interest on United States Settlement	3,761	—	—	—	—	3,761

Total expenses	3,974	—	25,766	4,069	—	33,809

Operating income	16,129	153	13,457	4,174	(19,706)	14,207
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	922	—	—	922

Income (loss) before discontinued operations	16,129	153	14,379	4,174	(19,706)	15,129
Discontinued operations	—	—	940	60	—	1,000

Net income (loss)	$16,129	$153	$15,319	$4,234	$(19,706)	$16,129

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,122	$2,696	$—	$85,791	$22,341	$—	$111,950
Interest income on real estate loan	—	—	—	1,511	—	—	1,511
Equity earnings in affiliate(s)	48,273	1,172	1,637	—	—	(51,082)	—
Interest and other income	87	35	—	441	20	—	583

Total revenues	49,482	3,903	1,637	87,743	22,361	(51,082)	114,044

Expenses:
Property level expense	—	—	—	—	497	—	497
General and administrative	189	258	10	5,504	1,423	—	7,384
Professional fees	12	54	—	1,072	232	—	1,370
Amortization of restricted stock grants	6	14	—	424	106	—	550
Depreciation	347	805	—	17,737	4,105	—	22,994
Interest	—	263	—	25,456	6,601	—	32,320

Total expenses	554	1,394	10	50,193	12,964	—	65,115

Net income (loss)	$48,928	$2,509	$1,627	$37,550	$9,397	$(51,082)	$48,929

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,002	$—	$75,177	$16,290	$—	$92,469
Interest income on real estate loan	—	—	1,505	—	—	1,505
Equity earnings in affiliate(s)	37,514	299	—	—	(37,813)	—
Interest and other income	110	—	927	8	—	1,045

Total revenues	38,626	299	77,609	16,298	(37,813)	95,019

Expenses:
General and administrative	62	—	5,131	1,027	—	6,220
Professional fees	15	—	1,205	242	—	1,462
Reversal of contingent liability	(20,164)	—	—	—	—	(20,164)
Amortization of restricted stock grants	6	—	496	99	—	601
Depreciation	347	—	16,847	2,659	—	19,853
Swap ineffectiveness	—	—	369	—	—	369
Interest	—	—	26,844	4,750	—	31,594
Interest on United States Settlement	4,943	—	—	—	—	4,943

Total expenses	(14,791)	—	50,892	8,777	—	44,878

Operating income	53,417	299	26,717	7,521	(37,813)	50,141
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	922	—	—	922

Income (loss) before discontinued operations	53,417	299	27,639	7,521	(37,813)	51,063
Discontinued operations	—	—	2,246	108	—	2,354

Net income (loss)	$53,417	$299	$29,885	$7,629	$(37,813)	$53,417

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$1,221	$2,248	$(13)	$52,620	$14,449	$—	$70,525

Net cash provided by (used in) investing activities	(204,739)	27,152	14	(69,043)	853	—	(245,763)

Cash flows from financing activities:
Net change in borrowings under revolving line of credit	—	—	—	114,000	—	—	114,000
Repayment of debt	—	(3,775)	—	(298)	(1,822)	—	(5,895)
Cash distributions from affiliates	209,608	(32,200)	3	(164,923)	(12,488)	—	—
Intercompany note issuance	—	7,500	—	(7,500)	—	—	—
Equity issuance	54,533	—	—	—	—	—	54,533
Stock option issuance	15,506					—	15,506
Cash distribution to stockholders	(76,130)	—	—	—	—	—	(76,130)

Net cash provided by (used in) financing activities	203,517	(28,475)	3	(58,721)	(14,310)	—	102,014

Increase (decrease) in cash and cash equivalents	(1)	925	4	(75,144)	992	—	(73,224)
Cash and cash equivalents at beginning of period	47	—	—	82,051	6	—	82,104

Cash and cash equivalents at end of period	$46	$925	$4	$6,907	$998	$—	$8,880

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$50,020	$299	$49,697	$11,813	$(37,813)	$74,016

Net cash provided by (used in) investing activities	(35)	—	61,954	—	—	61,919

Cash flows from financing activities:
Net change in borrowings under revolving line of credit	—	—	14,000	—	—	14,000
Purchase of Senior Notes	—	—	(37,366)	—	—	(37,366)
Repayment of debt	—	—	(300)	(1,249)	—	(1,549)
Payment on the United States Settlement	(46,647)	—	—	—	—	(46,647)
Payment of deferred financing costs	—	—	(20)	—	—	(20)
Cash distributions from affiliates	54,296	(299)	(81,246)	(10,564)	37,813	—
Issuance of common stock	1,276	—	—	—	—	1,276
Cash distribution to Stockholders	(58,911)	—	—	—	—	(58,911)

Net cash provided by (used in) financing activities	(49,986)	(299)	(104,932)	(11,813)	37,813	(129,217)

Increase (decrease) in cash and cash equivalents	(1)	—	6,719	—	—	6,718
Cash and cash equivalents at beginning of period	48	—	2,406	1	—	2,455

Cash and cash equivalents at end of period	$47	$—	$9,125	$1	$—	$9,173

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—ETOP CONDENSED CONSOLIDATING INFORMATION

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$64,949	$93,810	$—	$158,759
Cash and cash equivalents	925	687	—	1,612
Restricted cash	2,673	3,836	—	6,509
Equity in affiliates	82,046	15	(82,061)	—
Other assets	50	409	—	459

Total assets	$150,643	$98,757	$(82,061)	$167,339

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt	$9,831	$68,675	$—	$78,506
Intercompany	(3,945)	3,945	—	—
Note payable to affiliate	7,607	—	—	7,607
Accounts payable and other accrued liabilities	879	2,344	—	3,223

Total liabilities	14,372	74,964	—	89,336
Total partners’ equity (deficit)	136,271	23,793	(82,061)	78,003

Total liabilities and partners’ equity (deficit)	$150,643	$98,757	$(82,061)	$167,339

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$68,267	$82,382	$—	$150,649
Property held for sale	4,971	—	—	4,971
Cash and cash equivalents	24,848	821	—	25,669
Restricted cash	2,861	2,586	—	5,447
Accounts receivable from affiliated entities	9,801	(6,263)	—	3,538
Equity in affiliates	52,481	5	(52,486)	—
Other assets	1,208	916	—	2,124

Total assets	$164,437	$80,447	$(52,486)	$192,398

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt lease obligations	$13,668	$70,777	$—	$84,445
Liabilities associated with assets held for sale	2,597	—	—	2,597
Accounts payable and other accrued liabilities	9,164	6,063	—	15,227

Total liabilities	25,429	76,840	—	102,269
Minority interest	(24)	—	—	(24)
Total partners’ equity (deficit)	139,032	3,607	(52,486)	90,153

Total liabilities and partners’ equity (deficit)	$164,437	$80,447	$(52,486)	$192,398

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,758	$2,500	$—	$4,258
Equity earnings in affiliates	729	—	(729)	—
Interest and other income	18	15	—	33

Total revenues	2,505	2,515	(729)	4,291

Expenses:
Property level expense	—	290	—	290
General and administrative	158	143	—	301
Professional fees	(3)	32	—	29
Amortization of restricted stock grants	9	10	—	19
Depreciation on real estate investments	522	682	—	1,204
Interest	427	1,290	—	1,717
Intercompany interest	(184)	184	—	—

Total expenses	929	2,631	—	3,560

Net income (loss)	$1,576	$(116)	$(729)	$731

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,871	$2,862	$—	$4,733
Interest and other income	1,427	18	(1,378)	67
Equity earnings in affiliates	(1,823)	—	1,823	—

Total revenues	1,475	2,880	445	4,800

Expenses:
Property operating expenses	—	313	—	313
General and administrative	715	59	—	774
Depreciation	662	772	—	1,434
Interest	741	1,345	—	2,086
Interest—intercompany	144	287	(431)	—

Total expenses	2,262	2,776	(431)	4,607

Income (loss) before discontinued operations	(787)	104	876	193

Discontinued operations	(2,377)	—	1,031	(1,346)

Net income (loss)	$(3,164)	$104	$1,907	$(1,153)

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$2,696	$4,399	$—	$7,095
Interest and other income	35	19	—	54
Equity earnings in affiliates	1,172	—	(1,172)	—

Total revenues	3,903	4,418	(1,172)	7,149

Expenses:
Property operating expenses	—	497	—	497
General and administrative	326	318	—	644
Depreciation	805	1,198	—	2,003
Interest	263	2,471	—	2,734

Total expenses	1,394	4,484	—	5,878

Net income (loss)	$2,509	$(66)	$(1,172)	$1,271

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$594	$918	$—	$1,512
Interest and other income	118	5	(63)	60
Equity earnings in affiliates	201	—	(201)	—

Total revenues	913	923	(264)	1,572

Expenses:
Property level expense	—	101	—	101
General and administrative	184	16	—	200
Depreciation	221	266	—	487
Interest	104	445	—	549
Interest—intercompany	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	564	854	(63)	1,355

Income (loss) before discontinued operations	349	69	(201)	217
Discontinued operations	414	—	—	414

Net income (loss)	$763	$69	$(201)	$631

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$3,721	$5,699	$—	$9,420
Interest and other income	3,001	31	(2,901)	131
Equity earnings in affiliates	(1,836)	—	1,836	—

Total revenues	4,886	5,730	(1,065)	9,551

Expenses:
Property level expense	—	606	—	606
General and administrative	478	118	—	596
Depreciation	1,349	1,566	—	2,915
Interest	1,441	2,681	—	4,122
Interest—intercompany	445	573	(1,018)	—

Total expenses	3,713	5,544	(1,018)	8,239

Income (loss) before discontinued operations	1,173	186	(47)	1,312
Discontinued operations	(2,815)	—	1,967	(848)

Net income (loss)	$(1,642)	$186	$1,920	$464

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$2,248	$957	$—	$3,205

Net cash provided by (used in) investing activities	—	(16)	—	(16)

Cash flows from financing activities:
Repayment of debt	(3,775)	(401)	—	(4,176)
Issuance of note payable	7,500	—	—	7,500
Partner distribution	(32,200)	(721)	—	(32,921)

Net cash used in financing activities	(28,475)	(1,122)	—	(29,597)

Decrease in cash and cash equivalents	(26,227)	(181)	—	(26,408)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$925	$687	$—	$1,612

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$740	$340	$—	$1,080

Net cash used in investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(47)	(195)	—	(242)

Net cash used in financing activities	(1,340)	(195)	—	(1,535)

Increase (decrease) in cash and cash equivalents	2,206	145	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,054	$966	$—	$28,020

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$4,910	$1,752	$—	$6,662

Net cash used in investing activities	(85)	(219)	—	(304)

Cash flows from financing activities:
Issuance of partnership units	163	—	—	163
Distributions to unitholders	(1,281)	—	—	(1,281)
Payments on mortgages payable	(4,639)	(1,695)	—	(6,334)

Net cash used in financing activities	(5,757)	(1,695)	—	(7,452)

Decrease in cash and cash equivalents	(932)	(162)	—	(1,094)
Cash and cash equivalents at beginning of period	6,841	537	—	7,378

Cash and cash equivalents at end of period	$5,909	$375	$—	$6,284

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

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements entered into by the Company and Kindred at the time of the Company’s spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy and the Company’s ability to identify, consummate and integrate diversifying acquisitions or investments, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of and the accounting for the Company’s interest rate swap agreement, (m) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (n) final determination of the Company’s taxable net income for the years ending December 31, 2003 and December 31, 2004, (o) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, and (p) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of Kindred and the Company’s other operators to accurately estimate the magnitude of such liabilities. Many of such factors are beyond the control of the Company and its management.

Kindred Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to the Company by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred’s public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. Kindred’s filings with the Commission can be found at www.sec.gov/edgar. The Company is providing this data for informational purposes only, and the reader of this Quarterly Report on Form 10-Q is encouraged to obtain Kindred’s publicly available filings from the Commission.

Background Information

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. The Company owns a geographically diverse portfolio of healthcare related facilities that consisted of 42 hospitals, 201 skilled nursing facilities, 27 senior housing facilities and 11 other facilities in 39 states as of June 30, 2004. Except for the leases on the Company’s two medical office buildings, the Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (hereinafter collectively, “Kindred”) lease 186 of the Company’s skilled nursing facilities and all but one of the Company’s hospitals as of June 30, 2004. The Company also has real estate loan investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a direct wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), an indirect wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”) and an operating partnership, ElderTrust Operating Partnership (“ETOP”) in which the Company indirectly owns 99.6% of the partnership units. As of June 30, 2004, Ventas Realty owned 40 of the Company’s hospitals, 156 of the Company’s skilled nursing facilities and 20 of the Company’s senior housing and other healthcare facilities, Ventas Finance owned 39 of the Company’s skilled nursing facilities, and ETOP owned five of the Company’s skilled nursing facilities and ten of the Company’s senior housing facilities. The Company’s business consists of financing, owning and leasing healthcare-related and senior housing facilities.

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

As of June 30, 2004, approximately 71.2% of the Company’s real estate investments, based on the original cost of such properties, were operated by Kindred. Approximately 84.4% of the Company’s total real estate revenue for the six months ended June 30, 2004 was derived from the four amended and restated master lease agreements dated as of April 20, 2001 between Ventas Realty and Kindred (the “Amended Master Leases”) and the master lease agreement dated as of December 12, 2001 between Ventas Finance and Kindred as amended (collectively with the Amended Master Leases, the “Kindred Master Leases”).

Recent Developments Regarding Government Regulations

Medicare Reimbursement; Skilled Nursing Facilities

The Balanced Budget Act of 1997 established a prospective payment system for skilled nursing facilities (the “SNF PPS”). The SNF PPS classifies patients into distinct payment groups based on the patient’s clinical characteristics. Under the SNF PPS, a skilled nursing facility is reimbursed based upon the expected resource needs of its patients in each such payment category, rather than on a reasonable cost basis that reflects actual costs incurred.

The Centers for Medicare & Medical Services (“CMS”) is expected to announce the next update to SNF PPS in the third quarter of 2004 with implementation in the fourth quarter. Two temporary payment increases—a 20% temporary per diem add-on for certain payment categories and a 6.7% temporary payment increase for other categories—will be in effect until CMS implements a refined case mix classification system to better account for medically complex patients. Although CMS is actively developing a refined case mix system, at this time it cannot be predicted when such system will be announced and implemented.

Medicare Reimbursement; Long-Term Acute Care Hospitals

Pursuant to the Medicare provisions of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, long-term acute care hospitals (“LTAC”) currently are transitioning to a prospective payment system (the “LTAC PPS”), pursuant to which Medicare payments to LTAC’s will be determined based upon classifications of LTAC patients that are intended to take into account expected clinical resource needs. This classification system, called “Long Term Care—Diagnosis Related Groups” (or “LTC-DRGs”), is based on the same methodology in the DRG payment system currently used by CMS for short-term acute care hospitals.

For LTACs utilizing the cost-based reimbursement system as of October 1, 2002, a 5-year phase-in period has been implemented to transition such LTACs from cost-based reimbursement to prospective payment under the LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time non-revocable election to transition fully to the LTAC PPS rate.

Kindred has previously announced that it has fully transitioned 62 of its 64 LTACs to the full federal rates under the new payment system. Kindred has also stated that it has elected a “periodic interim payment” (or “PIP”) methodology of bi-weekly cash reimbursement payments under LTAC PPS in an effort to avoid any negative impacts to operating cash flows from converting quickly to the new payment system. Based upon Kindred’s analysis to date, Kindred has stated that it believes that the new system may have a positive impact on its hospital operating results primarily due to expected reductions in average length of stay and more efficient delivery of healthcare services. Kindred’s estimates are based upon current patient acuity and expense levels in Kindred’s LTACs. These facts, among others, are subject to significant change. As a result of these uncertainties, Kindred has stated that it cannot predict the ultimate impact of the new LTAC PPS on its hospital operating results and there can be no assurance that such regulations or operational changes resulting from these regulations will not have a material adverse effect on Kindred which, in turn, could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

On May 7, 2004, CMS published a final rule updating the LTAC PPS payment rates for the 2005 rate year (July 1, 2004 through June 30, 2005). It should be noted that LTAC PPS rate adjustments apply to the July 1 to June 30 payment year, while adjustments to the LTC-DRG system apply to the October 1 to September 30 federal fiscal year. Under this May 7, 2004 final rule, LTACs will receive a 3.1% increase in Medicare payments starting July 1, 2004. CMS also reduced its negative budget neutrality adjustment to 0.5% from 6%, virtually eliminating it, which resulted in an increase in LTAC PPS rates on July 1, 2004. The final rule also reduced the threshold for cases to qualify for additional outlier payments, expanded the interrupted stay policy to include all readmissions within 3 days to result in only one payment to the LTAC instead of the two payments the LTAC would have received prior to the final rule, and set forth the requirements for satellites and remote locations of long-term care hospitals to qualify for separate hospital certification. According to CMS, the final rule will increase annual Medicare payments to LTACs by approximately $240.0 million (from $2.72 billion in rate year 2004 to $2.96 billion in rate year 2005).

On May 18, 2004, CMS proposed certain revisions to LTAC PPS for the federal fiscal year 2005 (October 1, 2004 through September 30, 2005). The proposed rule would revise the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG. The proposed rule would also revise the minimum average length of stay requirements for each LTC-DRG necessary to receive full payment under the system. Lastly, the proposed rule revised the requirements for “hospitals within hospitals” to qualify for reimbursement under LTAC PPS. Under the proposed rule, to receive reimbursement under LTAC PPS, no more than 25% of any admissions of the “hospital within a hospital” may be from the host hospital. The period for submitting comments to the proposed rule expired July 12, 2004, and CMS has indicated that it anticipates that a final rule will be published later in 2004.

Certain information regarding ElderTrust Operating Limited Partnership

Not later than August 9, 2004, the Company will cause ETOP to file a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004. Such Form 10-Q of ETOP, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

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

Long-Lived Assets

Investments in real estate properties are recorded at cost. The Company accounts for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The Company estimates fair values of the components of assets acquired as of the acquisition date or engages a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

The Company’s method for determining fair value varies with the categorization of the asset acquired. The Company estimates the fair value of its buildings on an as-if-vacant basis, and amortizes the building value over the estimated remaining life of the building. The Company determines the allocated value of other fixed assets based upon the replacement cost and amortizes such value over their estimated remaining useful lives. The Company determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Company’s portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (a) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (b) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (c) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of tenant or other customer relationships acquired, and amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

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

Revenue Recognition

Rental revenue is recognized as earned over the terms of the Company’s leases which are treated as operating leases. Certain of the Company’s leases, excluding the Kindred Master Leases, contain provisions for fixed annual increases in rental payments over the terms of the leases. The Company recognizes the rental revenue under these leases over the term of these leases on a straight-line basis.

Certain of the Company’s other leases, including the Kindred Master Leases, have provisions for the annual increase in rental payments only if certain revenue parameters or other contingencies are met. The Company recognizes the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease.

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

Income Taxes

For the six months ended June 30, 2004, a provision for income tax was not recorded due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2004 taxable income and to continue to qualify as a REIT.

The Company’s estimation of its 2004 taxable income and the related quarterly dividends is based on a number of assumptions, including, but not limited to, the following: Kindred performs its obligations under the Kindred Master Leases and the Spin Agreements; the Company’s other tenants perform their obligations under their leases with the Company; no capital transactions, acquisitions or divestitures occur; the Company’s tax and accounting positions do not change; and the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged. These assumptions which impact the estimate of the Company’s 2004 taxable income are subject to change and many are outside the control of the Company. If actual results vary from these assumptions, the Company’s expectations regarding future dividends may change.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

The results of operations for the three months ended June 30, 2004 include the impact of the Company’s February 5, 2004 acquisition of all outstanding common shares of ElderTrust in an all cash transaction valued at $184.0 million (the “ElderTrust Transaction”), the Company’s purchase of a total of 14 independent living or assisted living facilities (each, a “Brookdale Facility”) from partnerships whose general partners are affiliates of Brookdale Living Communities, Inc. (“Brookdale”) pursuant to definitive agreements dated January 29, 2004 (the “Brookdale Transaction”) and the acquisition of two skilled nursing facilities in a single transaction and two senior housing facilities in two separate transactions during the period from April 1, 2004 through June 30, 2004 (the “Second Quarter Transactions”). See “Note 5—Recent Developments—Recent Developments Regarding Acquisitions” to the Condensed Consolidated Financial Statements. The Company expects future results of operations to improve after consideration of a full quarter impact of the Second Quarter Transactions. See pro forma results included in “Note 5—Recent Developments” to the Condensed Consolidated Financial Statements.

Rental income for the three months ended June 30, 2004 was $58.7 million, of which $48.4 million (82.5%) resulted from leases with Kindred. The rental income from Kindred for the three months ended June 30, 2004 includes $0.6 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of common stock in Kindred (“Kindred Common Stock”) under Kindred’s bankruptcy plan of reorganization (the “Final Plan”) on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases. The rental income for the three months ended June 30, 2003 was $46.7 million, of which $44.7 million (95.7%) resulted from leases with Kindred. The $12.0 million increase in rental income primarily reflects (a) a $3.7 million increase resulting from the 3.5% increase in the rent payable pursuant to the terms of the Kindred Master Leases, which became effective May 1, 2004 and the $8.6 million annual rent increase from the July 1, 2003 amendment to the Kindred Master Leases and (b) the recognition of $8.2 million in additional rent relating to the properties acquired in the ElderTrust, Brookdale and Second Quarter Transactions. See “Note 5—Recent Developments” to the Condensed Consolidated Financial Statements.

Interest income from loan receivable was $0.8 million for each of the three months ended June 30, 2004 and 2003. The interest income was received pursuant to a mezzanine loan made by Ventas Realty to Trans Healthcare, Inc. (“THI”) on November 4, 2002 (the “THI Mezzanine Loan”).

Interest and other income totaled approximately $0.3 million for the three months ended June 30, 2004 as compared to approximately $0.6 million for the three months ended June 30, 2003. The decrease is primarily attributable to the recovery of a previously written-off receivable by the Company in 2003.

As a result of the ElderTrust Transaction consummated on February 5, 2004, the Company acquired two medical office buildings. During the three months ended June 30, 2004, rental income for these two medical office buildings was $0.7 million, and the Company incurred approximately $0.3 million of property level operating expenses in connection with these facilities.

General and administrative expenses totaled $3.7 million and $3.1 million for the three months ended June 30, 2004 and 2003, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to attract and retain appropriate personnel to achieve its business objectives and increased expenses related to the ElderTrust, Brookdale and Second Quarter Transactions.

Depreciation expense increased $2.2 million to $12.1 million for the three months ended June 30, 2004 from $9.9 million for the three months ended June 30, 2003. The primary reason for the increase in depreciation expense relates to the properties acquired in the ElderTrust, Brookdale and Second Quarter Transactions. See “Note 5—Recent Developments—Recent Developments Regarding Acquisitions” to the Condensed Consolidated Financial Statements.

Interest expense decreased $3.6 million to $17.0 million for the three months ended June 30, 2004 from $20.6 million for the three months ended June 30, 2003, which includes $1.2 million of interest included in discontinued operations during the three months ended June 30, 2003 and includes the interest on the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”). The net decrease consists of (a) a $1.9 million increase related to the assumed debt from the ElderTrust Transaction and the Brookdale Transaction, more than offset by (b) a $0.6 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the Company’s 1998 Swap (as defined below) which covered the period between July 1, 2003 and December 31, 2007, (c) a $0.7 million decrease from reduced interest rates, (d) a $0.4 million decrease from reduced principal balances on the Company’s other indebtedness and (e) a $3.8 million decrease in interest expense on the United States Settlement, which the Company paid in full on June 30, 2004. This $3.8 million includes a non-cash expense of $2.7 million related to the early repayment of the United States Settlement.

During the three months ended June 30, 2003, the Company disposed of 140,000 shares of Kindred Common Stock for an average net price of $18.73 per share and recognized a gain of $0.9 million. The Company used the net proceeds of $2.6 million for the reduction of the Company’s outstanding indebtedness and for general corporate purposes.

Net income for the three months ended June 30, 2004 was $25.7 million or $0.30 per diluted share. After discontinued operations of $0.01 per diluted share, net income for the three months ended June 30, 2003 was $16.1 million or $0.20 per diluted share. The increase in net income is primarily a result of the ElderTrust, Brookdale and Second Quarter Transactions as well as a reduction in interest expense.

Six Months Ended June 30, 2004 and 2003

The results of operations for the six months ended June 30, 2004 include the impact of the ElderTrust Transaction, the Brookdale Transaction and the Second Quarter Transactions. The Company completed the Brookdale Transaction in stages during the first quarter of 2004 as follows: four on January 29, 2004, two on February 20, 2004, one on February 26, 2004, three on March 10, 2004 and four on March 30, 2004. See “Note 5—Recent Developments—Recent Developments Regarding Acquisitions” to the Condensed Consolidated Financial Statements. The Company expects future results of operations to improve after consideration of a full quarter impact of these acquisitions. See pro forma results included in “Note 5—Recent Developments” to the Condensed Consolidated Financial Statements.

Rental income for the six months ended June 30, 2004 was $112.0 million, of which $95.8 million (85.6%) resulted from leases with Kindred. The rental income from Kindred for the six months ended June 30, 2004 includes $1.2 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of Kindred Common Stock under the Final Plan on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases. The rental income for the six months ended June 30, 2003 was $92.5 million, of which $88.5 million (95.7%) resulted from leases with Kindred. The $19.5 million increase in rental income primarily reflects (a) a $7.3 million increase resulting from a 3.5% increase in the rent paid under the Kindred Master Leases effective May 1, 2004 and the $8.6 million annual rent increase from the July 1, 2003 amendment to the Kindred Master Leases and (b) the recognition of $12.0 million in additional rent relating to the properties acquired in the ElderTrust, Brookdale and Second Quarter Transactions.

Interest income from loan receivable was $1.5 million for each of the six months ended June 30, 2004 and 2003. The interest income was received pursuant to a mezzanine loan made by Ventas Realty to THI on November 4, 2002.

Interest and other income totaled approximately $0.6 million for the six months ended June 30, 2004 as compared to approximately $1.0 million for the six months ended June 30, 2003. The decrease is primarily attributable to the recovery of a previously written-off receivable by the Company in 2003.

Expenses totaled $65.1 million for the six months ended June 30, 2004 and included $23.0 million of depreciation expense and $32.3 million of interest on debt financing. Expenses totaled $44.9 million for the six months ended June 30, 2003. Expenses for the six months ended June 30, 2003 included an offset of $20.2 million resulting from the reversal of a previously recorded contingent liability. Excluding the $20.2 million offset, expenses for the six months ended June 30, 2004 increased $0.1 million from the same period in 2003. The increase resulted primarily from (a) a $0.7 million increase in interest expense, (b) an increase of $3.1 million in depreciation expense, (c) an increase of $1.2 million in general and administrative expense and (d) a $4.9 million offsetting decrease in the United States Settlement interest.

As a result of the ElderTrust Transaction consummated on February 5, 2004, the Company acquired two medical office buildings. During the six months ended June 30, 2004, rental income for these two medical office buildings was $1.2 million, and the Company incurred approximately $0.5 million of property level operating expenses in connection with these facilities.

General and administrative expenses totaled $7.4 million and $6.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to attract and retain appropriate personnel to achieve its business objectives and increased expenses related to the ElderTrust, Brookdale and Second Quarter Transactions.

On April 1, 2003, the Internal Revenue Service (“IRS”) notified the Company that it had completed its review of the Company’s federal income tax returns for the Company’s 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that the Company (1) did not owe any additional taxes for those periods, (2) was entitled to retain approximately $26.0 million in federal tax refunds if received in 1999 for those periods, and (3) was entitled to receive an additional refund of $1.2 million for those periods. In addition, as a result of the completion of the audit, the Company retained substantially all of its favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

As a result of the conclusion of the 1997 and 1998 tax audit, in the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability.

Depreciation expense increased $3.1 million to $23.0 million for the six months ended June 30, 2004 from $19.9 million for the six months ended June 30, 2003. The primary reason for the increase in depreciation expense relates to the properties acquired in the ElderTrust, Brookdale and Second Quarter Transactions. See “Note 5—Recent Developments—Recent Developments Regarding Acquisitions” to the Condensed Consolidated Financial Statements.

Interest expense decreased $6.6 million to $32.3 million for the six months ended June 30, 2004 from $38.9 million for the six months ended June 30, 2003, which includes $2.4 million of interest included in discontinued operations during the six months ended June 30, 2003 and includes the $4.9 million of interest on the United States Settlement. Interest expense includes $2.0 million of amortized deferred financing costs for each of the six months ended June 30, 2004 and 2003. The net decrease primarily relates to (a) a $1.2 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the Company’s 1998 Swap (as defined below) which covered the period between July 1, 2003 and December 31, 2007, (b) a $2.3 million decrease from reduced principal balances on the Company’s existing debt, (c) a $1.1 million decrease from reduced interest rates, (d) a $4.9 million decrease in interest expense on the United States Settlement, which the Company paid in full on June 30, 2003 and partially offset by (e) a $2.9 million increase related to the assumed debt from the ElderTrust Transaction and the Brookdale Transaction. The $4.9 million includes a non-cash expense of $2.7 million related to the early repayment of the United States Settlement.

During the six months ended June 30, 2003, the Company disposed of 140,000 shares of Kindred Common Stock for an average net price of $18.73 per share and recognized a gain of $0.9 million. The Company used the net proceeds of $2.6 million for the reduction the Company’s outstanding indebtedness and for general corporate purposes.

Net income for the six months ended June 30, 2004 was $48.9 million or $0.58 per diluted share. After discontinued operations of $2.4 million, or $0.03 per diluted share, net income for the six months ended June 30, 2003 was $53.4 million or $0.67 per diluted share. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements. The decrease in net income is primarily a result of the reversal of a previously recorded contingent liability during 2003 offset by the ElderTrust, Brookdale and Second Quarter Transactions and the reduction of interest expense.

Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on sale of real estate for properties sold or held for sale subsequent to December 31, 2001 are reflected in the Condensed Consolidated Statements of Income as “Discontinued Operations” for all periods presented. During the six months ended June 30, 2004, the Company did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations. For the three months and six months ended June 30, 2003, respectively, Discontinued Operations of $1.0 million and $2.4 million included the operation from the dispositions made during the year ended December 31, 2003. See “Note 4—Dispositions” to the Condensed Consolidated Financial Statements.

Funds from Operations

Funds from operations (“FFO”) for the three and six months ended June 30, 2004 totaled $37.7 million and $71.7 million, respectively. FFO for the three and six months ended June 30, 2003 totaled $32.1 million and $80.1 million, respectively. FFO for the three and six months ended June 30, 2004 and 2003 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$25,654	$16,129	$48,929	$53,417
Adjustments:
Depreciation on real estate assets	12,042	9,861	22,815	19,725
Other Items:
Discontinued Operations:
Depreciation on real estate assets	—	873	—	1,746
Loss on sale of real estate	—	5,254	—	5,254

FFO	$37,696	$32,117	$71,744	$80,142

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

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Company’s principal sources of liquidity came from cash flow from operations, cash on hand remaining from the proceeds received from the sale of properties to Kindred in December 2003, an equity offering of two million shares of the Company’s common stock, proceeds from option exercises and borrowings under the Company’s Second Amended and Restated Security and Guaranty Agreement dated as of April 17, 2002 (the “2002 Credit Agreement”).

The Company intends to fund future investments through cash flow from operations, borrowings under the 2002 Credit Agreement (or a replacement facility), and issuance of secured or unsecured long-term debt or other securities. As of June 30, 2004, the Company had cash and cash equivalents of $8.9 million, restricted cash of $18.4 million, outstanding borrowings of $114.0 million under the Company’s revolving credit facility under the 2002 Credit Agreement (the “Revolving Credit Facility”), and unused revolving credit availability of $147.6 million. Through the pledge of additional property as collateral to the lenders under the 2002 Credit Agreement, the Company, as of June 30, 2004, could have increased revolving credit availability to $176.0 million.

The Company has initiated efforts to refinance its existing credit facilities under the 2002 Credit Agreement. The refinancing is expected to be completed by the end of the third quarter of 2004. There can be no assurance that the Company will complete the proposed refinancing transaction or, if completed, the terms upon which the refinancing will be consummated or the timing of such refinancing.

Cash provided by operations was $70.5 million and $74.0 million for the six months ended June 30, 2004 and 2003, respectively. The decrease primarily resulted from (a) the $13.0 million cash distribution from a previously established tax refund escrow in 2003 and (b) a net increase in general and administrative and professional fee expenses. The decreases were offset by increased rent from lease escalators and the July 1, 2003 amendment to the Kindred Master Leases.

Cash flows used in investing activities for the six months ended June 30, 2004 was $245.8 million and consisted primarily of the Company’s investments in ElderTrust, Brookdale and other senior housing facilities acquired during the second quarter of 2004. Net cash provided by investing activities for the six months ended June 30, 2003 was $61.9 million and includes $58.9 million in net proceeds from the sale of real estate and $2.6 million in proceeds from the sale of Kindred Common Stock.

Cash flows provided by financing activities for the six months ended June 30, 2004 totaled $102.0 million and consisted primarily of net borrowings of $114.0 million under the Revolving Credit Facility, proceeds from the issuance of common stock of $70.0 million (inclusive of $15.5 million in proceeds from option exercises) offset by $76.1 million of cash dividend payments to stockholders (consisting of the fourth quarter 2003 dividend, the first quarter 2004 dividend and the second quarter 2004 dividend). Net cash used in financing activities for the six months ended June 30, 2003 totaled $129.2 million and included net borrowings of $14.0 million under the Revolving Credit Facility, a $37.4 million payment in settlement of the repurchase of the 8 3/4% Senior Notes due 2009 in the original aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the original aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) on December 31, 2002, full repayment on the United States Settlement of $46.6 million and $58.9 million of cash dividend payments (consisting of the fourth quarter 2002 dividend, the first quarter 2003 dividend and the second quarter 2003 dividend.)

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company intends to pay dividends of $1.30 per share for 2004, but not less than 100% of the Company’s taxable income for 2004. The Company declared the first quarterly dividend for 2004 of $0.325 per share on February 26, 2004, which was paid in cash on March 25, 2004 to stockholders of record on March 15, 2004. The Company declared the second quarterly dividend for 2004 of $0.325 per share on May 21, 2004, which was paid in cash on June 24, 2004 to stockholders of record on June 7, 2004. Although the Company currently intends to distribute 100% or more of its taxable income for 2004 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

On June 19, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $750 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. The Company may publicly offer these securities from time to time at prices and on terms to be determined at the time of relevant offerings. As of June 30, 2004, $599.1 million of these securities remained available for offering under the shelf registration statement. The Company believes that the shelf registration statement will assist in providing it with flexibility in raising debt and/or equity financing in order to implement its diversification strategy.

The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO (as defined by NAREIT) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures (the “Indentures”) governing the Senior Notes and the 2002 Credit Agreement. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2002 Credit Agreement and/or the holders of a majority in principal amount of the outstanding Senior Notes under each Indenture, and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Kindred Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

Recent Developments Regarding Liquidity

Equity Offering

On March 15, 2004, the Company completed the sale of 2.0 million shares of the Company’s common stock in an underwritten public offering under the Company’s universal shelf registration statement previously declared effective by the Commission on July 8, 2002. The Company received $51.1 million in net proceeds from the sale. The Company used the net proceeds to repay indebtedness under the 2002 Credit Agreement and for general corporate purposes, including the funding of acquisitions. As of June 30, 2004, $599.1 million of securities remained available for offering under the Company’s universal shelf registration statement.

During the six months ended June 30, 2004, the Company received $15.5 million in proceeds from the exercise of approximately 1.1 million stock options with a weighted average strike price of approximately $14.36.

On December 8, 2003, the Company amended its Distribution Reinvestment and Stock Purchase Plan (“DRIP”) to offer a discount on the purchase price of common stock to shareholders who reinvest their dividends as well as to those who make optional purchases with cash. Under the amendment, the Company establishes the discount from the market price applicable to both reinvested dividends and optional cash payments between 0% and 5% at least three business days prior to the applicable record date. During the six months ended June 30, 2004, approximately 150,000 shares of the common stock of the Company have been purchased under the DRIP for approximately $3.5 million.

Acquisitions

As part of the ElderTrust Transaction and the Brookdale Transaction, the Company assumed non-recourse property level debt. The total value of the debt assumed in connection with these transactions was $102.7 million. The net book value of the property encumbered by the assumed debt is $130.6 million as of June 30, 2004. See “Note 5—Recent Developments” and “Note 6—Borrowing Arrangements” to the Condensed Consolidated Financial Statements.

Debt Compliance

ET Sub-Woodbridge, L.P., an indirect subsidiary of the Company acquired by the Company pursuant to the ElderTrust Transaction, is the obligor under the Woodbridge Bonds. An event of default has existed under the Mortgage loan to Senior LifeChoice of Kimberton, L.P. from Chester County Industrial Development Authority dated as of September 1, 1995, in the original principal amount of $9.1 million due September 2025, bearing interest at 8.50% (the “Woodbridge 2025 Notes”) and the Mortgage loan to Senior LifeChoice of Kimberton, L.P. from Chester County Industrial Development Authority dated as of September 1, 1995, in the original principal amount of $0.9 million due September 2005, bearing interest at 8.00% (the “Woodbridge 2005 Notes” and, together with the Woodbridge 2025 Notes, the “Woodbridge Bonds”) since 2002. The event of default is the result of the failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00 on the compliance date. The Company has not received a formal waiver from the Trustee with respect to such event of default. The Company believes that the Bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. However, the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Company expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.4 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

Contractual Obligations

The following table summarizes the effect that minimum debt payment (which includes principal and interest payments) and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods as of June 30, 2004. Long-term debt obligations include the impact of the debt assumed from the ElderTrust Transaction and the Brookdale Transaction.

Payments due by Period	Total	2004		2005	2006		2007	2008	Thereafter
Long-term debt obligations(1)(2)	$1,164,755	$38,823	(3)	$172,960	$270,154	(4)	$98,730	$39,722	$544,366	(5)
Obligations under the 2003-2008 Swap(2)	18,250	5,757		7,446	3,815		1,184	48	—
Operating lease obligations	1,545	181		379	404		367	214	—

Total	$1,184,550	$44,761		$180,785	$274,373		$100,281	$39,984	$544,366

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt and obligations under the 2003-2008 Swap (defined below) were based on forward rates obtained as of June 30, 2004.
(3)	Includes $9.7 million, representing the full amount payable by the Company should the Bondholders call the Woodbridge Bonds as a result of the event of default.
(4)	Includes a $206.0 million balloon payment due December 2006 on the CMBS Loan (defined below).
(5)	Includes the maturity of $174.2 million of Senior Notes due in April 2009 and $191.8 million of Senior Notes due 2012.

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

The Company receives revenue primarily by leasing its assets under leases that are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company also earns revenue from the THI Mezzanine Loan. The Company’s obligations under the 2002 Credit Agreement are (and its obligations under the Company’s prior credit agreement were) floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See “Note 6—Borrowing Arrangements” to the Condensed Consolidated Financial Statements. The general fixed nature of the Company’s assets and the variable nature of the Company’s obligations create interest rate risk. If interest rates were to rise significantly, the Company’s lease and other revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, in connection with the 1998 Spin Off, the Company entered into a swap (the “1998 Swap”) to effectively convert most of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. The 1998 Swap expired on June 30, 2003.

On September 28, 2001, the Company entered into an interest rate swap agreement (the “2003-2008 Swap”) in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008. The 2003-2008 Swap is treated as a cash flow hedge for accounting purposes. The 2003-2008 Swap is with a highly rated counterparty in which the Company pays a fixed rate of 5.385% and receives LIBOR from the counterparty. On December 11, 2003, the notional amount of the swap for the period December 11, 2003 through June 29, 2006 was reduced from $450.0 million to $330.0 million. There are no collateral requirements under the 2003-2008 Swap. The notional amount of the 2003-2008 Swap is scheduled to decline from $330.0 million as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

At December 31, 2003, the 2003-2008 Swap was reported at its fair value as a $27.9 million liability in the Consolidated Balance Sheet. At June 30, 2004, the 2003-2008 Swap was reported at its fair value as an $18.3 million liability in the Condensed Consolidated Balance Sheet. In each case, the offsetting adjustment was reported in Accumulated Other Comprehensive Loss.

In accordance with the terms of the Loan and Security Agreement dated as of December 21, 2001 under which Ventas Finance obtained a loan in the original principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc., on December 11, 2001, Ventas Finance purchased an interest rate cap from a highly rated counterparty (the “Buy Cap”). Because the Company already hedged its consolidated interest rate risk through the 1998 Swap and the 2003-2008 Swap, on December 11, 2001 the Company sold an interest rate cap (the “Sell Cap”) for the same notional value ($225.0 million) and on the same terms (5 year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company’s balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

At December 31, 2003, the Buy and Sell Caps were reported at their fair value of approximately $0.4 million in other assets and other liabilities, respectively, in the Consolidated Balance Sheet. At June 30, 2004, the Buy and Sell Caps were reported at their fair value of approximately $0.1 million in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. In each case, offsetting adjustments for each of these instruments are reported in the Company’s income statement for the relevant period and net to zero.

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Similarly, when interest rates increase, the Buy Cap increases in fair value and the Sell Cap decreases in fair value. As of December 31, 2003 and June 30, 2004, the 2003-2008 Swap was in an unrealized loss position to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change.

The Company also has outstanding Senior Notes due 2009 (“2009 Notes”) of Ventas Realty and Ventas Capital, which bear fixed rate interest at 8 3/4% and Senior Notes due 2012 (“2012 Notes”) of Ventas Realty and Ventas Capital, which bear fixed rate interest at 9%. At each of December 31, 2003 and June 30, 2003, the Senior Notes were reported in the Company’s Balance Sheet as of the applicable date as a liability in an amount equal to their respective then outstanding principal amounts, which was, as of both dates, $174.2 million in the case of the 2009 Notes and $191.8 million in the case of the 2012 Notes. In conjunction with the ElderTrust Transaction and the Brookdale Transaction, the Company assumed approximately $93 million in additional fixed rate debt. As of June 30, 2004, the book value of such debt approximates fair market value. When interest rates rise, the Company’s fixed rate debt increases in fair value to the Company and when interest rates fall, the Company’s fixed rate debt declines in fair value to the Company.

To highlight the sensitivity of the interest rate swap, interest rate caps and fixed rate debt to changes in interest rates, the following summary shows the impact on the fair value of such items of a hypothetical instantaneous change of 100 basis points (BPS) of interest rates as of December 31, 2003:

	2003-2008 Swap	Sell Cap	Buy Cap	Fixed Rate Debt
Notional Amount	$330,000	$220,112	$220,112	N/A
Book Value	N/A	N/A	N/A	$(366,038)
Fair Value to the Company	(27,868)	(390)	390	(405,563)
Fair Value to the Company Reflecting Change in Interest Rates:
-100 BPS	(40,364)	(106)	106	(427,663)
+100 BPS	(15,906)	(981)	981	(384,922)

In order to illustrate the changes to the sensitivity of the interest rate swap, interest rate caps and fixed rate debt since December 31, 2003, the following summary shows the impact on the fair value of such items of a hypothetical instantaneous change of 100 basis points (BPS) of interest rates as of June 30, 2004 (in thousands):

	2003-2008 Swap	Sell Cap	Buy Cap	Fixed Rate Debt
Notional Amount	$330,000	$218,739	$218,739	N/A
Book Value	N/A	N/A	N/A	$(455,503)
Fair Value to the Company	(18,251)	(67)	67	(487,663)
Fair Value to the Company Reflecting Change in Interest Rates:
-100 BPS	(28,806)	(8)	8	(514,319)
+100 BPS	(8,102)	(276)	276	(463,225)

The fair value of the interest rate swap, interest rate caps, and fixed rate debt is based on information provided by third parties. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

The Company had approximately $274.5 million of variable rate debt outstanding as of December 31, 2003 and approximately $386.9 million of variable rate debt outstanding as of June 30, 2004. The increase in the Company’s outstanding variable rate debt from December 31, 2003 is primarily attributable to the funding of the ElderTrust Transaction, the Brookdale Transaction and the Second Quarter Transactions. The 2003-2008 Swap effectively hedges $330.0 million of the Company’s outstanding variable rate debt. Any amounts of variable rate debt in excess of $330.0 million is subject to interest rate changes. As of December 31, 2003, there was no cash flow impact from the fluctuation of interest rates on variable rate debt since the Company hedged 100% of its variable rate debt. As of June 30, 2004, assuming the $56.9 million of variable rate debt subject to interest rate changes is outstanding for an entire year, a hypothetical increase of 100 basis points in interest rates on the $56.9 million of variable rate would result in increased annual interest expense of $0.6 million. The carrying value of the Company’s variable rate debt approximates fair value.

The Company’s management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies. The Company’s market risk sensitive instruments are not entered into for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and Form 10-Q.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the stockholders of the Company was held on May 21, 2004.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the Board of Directors or other proposals listed in the Company’s proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.

(c) The election of six directors for the ensuing year was voted upon at the Annual Meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee:	For:	Abstain:
Debra A. Cafaro	77,618,690	972,447
Douglas Crocker, II	74,328,586	4,262,552
Ronald G. Geary	78,334,806	256,332
Jay M. Gellert	78,188,377	402,761
Sheli Z. Rosenberg	76,017,103	2,574,034
Thomas C. Theobald	78,035,985	555,153

(d) A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

For:	Against:	Abstain:	Broker Non-Votes:
75,154,347	3,370,208	66,582	0

(e) A proposal to adopt the Company’s 2004 Stock Option Plan for Directors which amends and restates the Company’s 2000 Stock Option Plan for Directors was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal, the number of abstentions and the number of broker non-votes are set forth below:

For:	Against:	Abstain:	Broker Non-Votes:
59,952,842	6,811,404	279,709	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1	Employment Agreement, dated as of July 19, 2004, by and between Ventas, Inc. and K. Travis George.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of Ventas, Inc., as adopted pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of Ventas, Inc., as adopted pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of Ventas, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On May 10, 2004, the Company furnished a Current Report on Form 8-K, pursuant to Item 5, incorporating a copy of the consent of KPMG LLP, independent auditors of ElderTrust Operating, Limited Partnership.

On May 12, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer, Debra A. Cafaro and Chief Investment Officer and Senior Vice President, Raymond J. Lewis were making a presentation regarding the Company at the Maxcor REIT Conference on Wednesday, May 19, 2004 at 10:30 a.m. Eastern Time.

On May 24, 2004, the Company filed a Current Report on Form 8-K announcing that its Board of Directors declared a regular quarterly dividend of $0.325 per share, payable in cash on June 24, 2004 to stockholders of record on June 7, 2004 and that at its annual meeting on May 21, 2004, stockholders voted to elect the following board members to new, one-year terms: Debra A. Cafaro, Douglas Crocker II, Ronald G. Geary, Jay M. Gellert, Sheli Z. Rosenberg and Thomas C. Theobald.

On June 7, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Item 9, that Chairman, President and Chief Executive Officer, Debra A. Cafaro and Chief Financial Officer and Senior Vice President, Richard A. Schweinhart were making a presentation regarding the Company at the National Association of Real Estate Investment Trusts in New York City on Monday, June 7, 2004 at 4:00 p.m. Eastern Time.

On July 6, 2004, the Company filed, pursuant to Item 5, and furnished, pursuant to Item 9, a Current Report on Form 8-K announcing that Standard and Poor’s Rating Services (“S&P”) raised its corporate credit ratings on Ventas and certain of its affiliates to ‘BB’ from ‘BB-’ and revised the outlook on the Company to stable from positive and that the Company would issue its second quarter 2004 earnings on Tuesday evening, July 27, 2004.

On July 28, 2004, the Company furnished a Current Report on Form 8-K announcing, pursuant to Items 9 and 12, the Company’s results of operations and financial condition as of and for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2004

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman, President and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Senior Vice President and Chief Financial Officer