Form 10-Q
period 2004-09-30
VENTAS INC
filed 2004-10-28
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-10989

Ventas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 22, 2004:
Common Stock, $0.25 par value	84,429,935 Shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$140,969	$104,300
Building and improvements	1,333,310	985,881

	1,474,279	1,090,181
Accumulated depreciation	(444,859)	(408,891)

Total net real estate property	1,029,420	681,290
Loan receivable, net	16,309	16,455

Total net real estate investments	1,045,729	697,745

Cash and cash equivalents	3,805	82,104
Restricted cash	16,757	7,575
Deferred financing costs, net	11,738	13,465
Notes receivable from employees	3,269	3,772
Other	10,047	8,189

Total assets	$1,091,345	$812,850

Liabilities and stockholders’ equity
Liabilities:
Senior Notes payable and other debt	$853,774	$640,562
Deferred revenue	13,536	15,308
Interest rate swap agreements	21,133	27,868
Accrued dividend	—	21,614
Accrued interest	15,261	5,821
Accounts payable and other accrued liabilities	27,074	14,968
Deferred income taxes	30,394	30,394

Total liabilities	961,172	756,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 84,934 and 82,608 shares issued at September 30, 2004 and December 31, 2003, respectively	21,233	20,652
Capital in excess of par value	204,393	162,466
Unearned compensation on restricted stock	(968)	(748)
Accumulated other comprehensive loss	(13,588)	(18,294)
Retained earnings (deficit)	(64,473)	(56,790)

	146,597	107,286

Treasury stock, 586 and 1,817 shares at September 30, 2004 and December 31, 2003, respectively	(16,424)	(50,971)

Total stockholders’ equity	130,173	56,315

Total liabilities and stockholders’ equity	$1,091,345	$812,850

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$60,656	$49,355	$172,606	$141,824
Interest income from loan receivable	763	766	2,274	2,271
Interest and other income	189	280	772	1,325

	61,608	50,401	175,652	145,420

Expenses:
Property-level operating expense	372	—	869	—
General and administrative	3,563	3,136	10,947	9,356
Professional fees	484	416	1,854	1,878
Reversal of contingent liability	—	—	—	(20,164)
Amortization of restricted stock grants	321	309	871	910
Depreciation	13,255	9,952	36,249	29,805
Interest	16,946	14,313	49,266	45,907
Loss on extinguishment of debt	1,370	—	1,370	—
Swap ineffectiveness	—	—	—	369
Interest on United States Settlement	—	—	—	4,943

Total expenses	36,311	28,126	101,426	73,004

Operating income	25,297	22,275	74,226	72,416
Gain on sale of Kindred Healthcare, Inc. common stock	—	8,117	—	9,039

Income before discontinued operations	25,297	30,392	74,226	81,455
Discontinued operations	—	1,820	—	4,174

Net income	$25,297	$32,212	$74,226	$85,629

Earnings per common share:
Basic:
Income before discontinued operations	$0.30	$0.38	$0.89	$1.03

Net income	$0.30	$0.41	$0.89	$1.08

Diluted:
Income before discontinued operations	$0.30	$0.38	$0.88	$1.02

Net income	$0.30	$0.40	$0.88	$1.07

Shares used in computing earnings per common share:
Basic	84,073	79,389	83,202	79,055
Diluted	84,889	80,258	84,074	79,711

Dividend declared per common share	$0.3250	$0.2675	$0.9750	$0.8025

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$25,297	$32,212	$74,226	$85,629
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(6,168)	4,373	(3,697)	(11,147)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	2,709	2,730	8,403	12,125
Unrealized loss on Kindred Healthcare, Inc. common stock	—	3,729	—	3,510
Reclassification adjustment for realized gain on Kindred Healthcare, Inc. common stock included in net income during the period	—	(8,117)	—	(9,039)

	(3,459)	2,715	4,706	(4,551)

Net comprehensive income	$21,838	$34,927	$78,932	$81,078

See notes to condensed consolidated financial statements

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$74,226	$85,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	36,249	31,837
Amortization of deferred financing costs	3,016	3,068
Amortization of restricted stock grants	871	910
Reversal of contingent liability	—	(20,164)
Normalized rents	(1,728)	(115)
Gain on sale of Kindred Healthcare, Inc. common stock	—	(9,039)
Loss on extinguishment of debt	1,370	—
Loss on sale of real estate assets (included in discontinued operations)	—	3,189
Loss on impairment of asset (included in discontinued operations)	—	845
Amortization of deferred revenue	(1,886)	(2,671)
Non-cash interest on United States Settlement	—	2,655
Other	(1,907)	(2,437)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(12)	11,923
Increase in other assets	(829)	(586)
Increase in accrued interest	9,440	6,718
Increase (decrease) in accounts payable and accrued and other liabilities	5,745	(3,914)

Net cash provided by operating activities	124,555	107,848
Cash flows from investing activities:
Net investment in real estate property	(280,666)	—
Net proceeds from sale of real estate	—	61,159
Proceeds from sale of Kindred Healthcare, Inc. common stock	—	20,223
Proceeds from loan receivable	260	151
Purchase of furniture and equipment	(170)	(258)
Proceeds from notes receivable from employees, former employees and accrued interest	503	317

Net cash (used in) provided by investing activities	(280,073)	81,592
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	173,500	(26,450)
Purchase of Senior Notes	—	(37,366)
Repayment of debt	(65,915)	(1,897)
Payment on United States Settlement	—	(46,647)
Payment of deferred financing costs	(2,659)	(40)
Issuance of common stock	58,903	10,847
Proceeds from stock option exercises	16,913	—
Cash dividends to stockholders	(103,523)	(80,247)

Net cash provided by (used in) financing activities	77,219	(181,800)

Net (decrease) increase in cash and cash equivalents	(78,299)	7,640
Cash and cash equivalents at beginning of period	82,104	2,455

Cash and cash equivalents at end of period	$3,805	$10,095

Supplemental schedule of noncash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$103,432	$—
Restricted cash	9,170	—
Other assets acquired	206	—
Debt	105,627	—
Other liabilities	7,181	—

See notes to condensed consolidated financial statements

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—REPORTING ENTITY

Ventas, Inc. (“Ventas” or the “Company”) is a Delaware corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, the Company believes that it has satisfied the requirements to qualify as a REIT. The Company intends to continue to qualify as a REIT for the year ending December 31, 2004 and subsequent years. It is possible that economic, market, legal, tax or other considerations may cause the Company to fail, or elect not, to qualify as a REIT. The Company owns a geographically diverse portfolio of healthcare-related facilities that consisted of 42 hospitals, 201 skilled nursing facilities, 29 senior housing facilities and 15 other facilities in 39 states as of September 30, 2004. Except for the leases on the Company’s six medical office buildings, the Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) leased 186 of the Company’s skilled nursing facilities and all but one of the Company’s hospitals as of September 30, 2004. The Company also has real estate loan investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a direct wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), an indirect wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), and an operating partnership, ElderTrust Operating Partnership (“ETOP”), in which the Company indirectly owns 99.6% of the partnership units. As of September 30, 2004, Ventas Realty owned 40 of the Company’s hospitals, 156 of the Company’s skilled nursing facilities and 25 of the Company’s senior housing and other healthcare facilities, Ventas Finance owned 39 of the Company’s skilled nursing facilities, and ETOP owned five of the Company’s skilled nursing facilities and ten of the Company’s senior housing facilities. The Company directly owned two hospitals.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily an indication of the results that may be expected for the year ending December 31, 2004. The Condensed Consolidated Balance Sheet as of December 31, 2003 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has one primary reportable segment, which consists of investments in real estate. The Company’s primary business consists of financing, owning and leasing healthcare-related and senior housing facilities. Except for the leases on the Company’s six medical office buildings, all of the Company’s leases are triple-net leases, which require the tenants to pay all property-related expenses. Except for the six medical office buildings, the Company does not operate its facilities nor does it allocate capital to maintain its properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to the Company’s investment in real estate.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company has stock-based employee compensation plans which are described in “Note 7—Stockholders’ Equity and Stock Options.” The Company accounts for these plans under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company intends to adopt the fair value method of accounting at such time as FASB adopts final rules regarding the appropriate valuation methods. In addition, the Company grants shares of restricted stock to certain officers and directors. Shares of restricted stock vest cumulatively in two to four equal annual installments beginning either on the date of the grant or on the first anniversary of the date of the grant. In accordance with the provisions of APB Opinion No. 25, compensation expense is recognized for these restricted stock grants over these vesting periods.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2004, approximately 56.5% of the Company’s properties, based on their original cost, were skilled nursing facilities. The Company’s remaining properties consist of hospitals, personal care facilities and other healthcare-related and senior housing facilities. The Company’s facilities are located in 39 states with rental revenue from operations in only one state accounting for more than 10% of the Company’s total revenues during the year ended December 31, 2003 and the nine months ended September 30, 2004.

As of September 30, 2004, approximately 69.3% of the Company’s properties, based on their original cost, were operated by Kindred. Approximately 82.8% of the Company’s total real estate revenue (consisting of rental revenue plus interest income from loan receivable) for the nine months ended September 30, 2004 was derived from the Company’s (or its subsidiaries’) master lease agreements with Kindred (collectively, the “Kindred Master Leases”).

There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will perform, its obligations under the Kindred Master Leases. The failure of Kindred to make three consecutive monthly rental payments under any of the Kindred Master Leases will trigger an event of default under the 2004 Credit Agreement (defined below). The inability or unwillingness of Kindred to satisfy its obligations under the Kindred Master Leases could trigger an event of default under the Company’s debt agreements and would have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, including the Company’s ability to service its indebtedness and other obligations and to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

Kindred is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to the Company by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred’s public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov. The Company is providing this data for informational purposes only, and the reader of this Quarterly Report on Form 10-Q is encouraged to obtain Kindred’s publicly available filings from the Commission.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement of Indemnity – Third Party Leases

In connection with the Company’s spin off of Kindred in 1998 (the “1998 Spin Off”), the Company assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations (the “Third Party Leases”) to Kindred. Under the terms of an indemnity agreement relating to the Third Party Leases, Kindred agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Leases assigned by the Company to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third party subtenants are unable to or do not satisfy the obligations under any Third Party Lease assigned by the Company to Kindred, the lessors may claim that the Company remains liable under the Third Party Leases. Although the Company believes it may have valid legal defenses to any such claim there can be no assurance the Company would prevail against a claim brought by a lessor under a Third Party Lease. However, in the event that a lessor should prevail in a claim against the Company, the Company may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third Party Leases that relate to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of 1 to 10 years. The Third Party Leases that relate to ground leases have remaining terms from 1 to 80 years. Under Kindred’s April 2001 bankruptcy plan of reorganization (the “Final Plan”), Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Leases. Under the Final Plan, Kindred agreed not to renew or extend any Third Party Lease unless it first obtains a release of the Company from liability under such Third Party Lease. As of September 30, 2004, the total aggregate remaining minimum rental payments under the Third Party Leases were $27.2 million.

Agreement of Indemnity – Third Party Contracts

In connection with the 1998 Spin Off, the Company assigned its former third party guaranty agreements (the “Third Party Guarantees”) to Kindred. Under the terms of an indemnity agreement relating to the Third Party Guarantees, Kindred agreed to indemnify and hold the Company harmless from and against all claims against the Company arising out of the Third Party Guarantees assigned by the Company to Kindred. Under the Final Plan, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third Party Guarantees. If Kindred is unable to or does not satisfy the obligations under any Third Party Guarantee assigned by the Company to Kindred, the beneficiaries may claim that the Company remains liable under the Third Party Guarantees. Although the Company believes it may have valid legal defenses to any such claim there can be no assurance that the Company would prevail against a claim brought by a beneficiary under a Third Party Guarantee. As of September 30, 2004, the Third Party Guarantees related to $5.0 million in outstanding obligations.

NOTE 4—ACQUISITIONS

During the nine months ended September 30, 2004, the Company completed the acquisitions described below (the “2004 Transactions”). The primary reason for these acquisitions was to invest in healthcare and senior housing properties with an expected yield on investment, as well as to diversify the Company’s properties and revenue base and reduce its dependence on Kindred for rental revenue.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ElderTrust Merger

On February 5, 2004, the Company acquired all outstanding common shares of ElderTrust (“ElderTrust”) in an all cash transaction valued at $184.0 million (the “ElderTrust Transaction”). At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust Transaction was approximately $160.0 million.

The ElderTrust Transaction added nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building (the “ElderTrust Properties”) to the Company’s portfolio. The ElderTrust Properties are leased by the Company to various operators under leases having remaining terms primarily ranging from four to 11 years and providing for aggregate, annual cash base rent of approximately $16.4 million, subject to escalation as provided in the leases. Concurrent with the consummation of the ElderTrust Transaction, the Company also purchased all of the limited partnership units in ETOP, ElderTrust’s majority owned operating partnership, then held by third parties at $12.50 per unit, other than 31,455 Class C Units in ETOP (which will remain outstanding). ETOP owns directly or indirectly all of the ElderTrust Properties. The Company’s ownership of the ElderTrust Properties is subject to approximately $82.4 million of property-level debt and other liabilities.

Transactions with Brookdale

During the period from January 1, 2004 through May 12, 2004, the Company acquired 15 independent living or assisted living facilities (each, a “Brookdale Facility”) from certain affiliates of Brookdale Living Communities, Inc. (“Brookdale”), for an aggregate purchase price of $157.4 million (the “Brookdale Transaction”). The Brookdale Facilities are leased by the Company to affiliates of Brookdale pursuant to a master lease (the “Brookdale Master Lease”) containing ten properties and five separate single facility leases (the Brookdale Master Lease and the five single facility leases are collectively referred to as the “Brookdale Leases”) all of which are triple-net leases guaranteed by Brookdale (the “Brookdale Guaranty”) having an initial term of 15 years and providing for aggregate, annual cash base rent of approximately $14.5 million, subject to escalation as provided in the leases.

Effective October 19, 2004, the Brookdale Leases were amended to increase the annual rent escalators to the greater of (i) 2% or (ii) 75% of the annual increase in the consumer price index. Also effective October 19, 2004, Brookdale is required to maintain a security deposit in an amount equal to six months fixed rent.

Other Acquisitions

During the third quarter of 2004, the Company acquired two assisted living facilities and four medical office buildings for an aggregate purchase price of $38.0 million. The two assisted living facilities are leased under triple-net leases having initial terms of 15 years and providing aggregate, annual cash base rent of approximately $2.5 million, subject to escalation as provided in the leases. The four medical office buildings are leased to various tenants under leases having remaining terms ranging from four to six years and providing for aggregate, annual cash base rent of approximately $1.4 million, subject to escalation as provided in the leases. The Company has engaged managers to manage the operations at the four medical office buildings.

During the second quarter of 2004 the Company also acquired three assets for an aggregate purchase price of $28.0 million. The three acquired facilities are leased under triple-net leases having initial terms ranging from 10 to 15 years and providing for aggregate, annual cash base rent of approximately $2.9 million, subject to escalation as provided in the leases.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated Fair Value

The 2004 Transactions were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions). Such estimates are subject to refinement as additional valuation information is received. The Company is in the process of computing fair values, thus, the allocation of the purchase price is subject to refinement.

	ElderTrust Transaction	Brookdale Transaction	Other 2004 Transactions
Land	$17	$14	$7
Buildings and improvements	144	144	59
Cash and cash equivalents	28	—	—
Other assets	5	2	1

Total assets acquired	194	160	67

Notes payable and other debt	82	20	3
Other liabilities	3	3	1

Total liabilities acquired	85	23	4

Net assets acquired	109	137	63
Less cash acquired	(28)	—	—

Net cash paid	$81	$137	$63

The buildings are being depreciated over their estimated useful lives, which were determined to be 30 years for those acquired in the ElderTrust Transaction and 35 years for all other 2004 Transactions.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma

The following table illustrates the effect on net income and earnings per share as if the Company had consummated the 2004 Transactions and the Equity Offering (defined below) as of the beginning of the three-month and nine-month periods ended September 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$62,026	$60,402	$184,045	$175,388
Expenses	36,363	34,574	106,624	92,391
Net income from continuing operations	25,663	33,945	77,421	92,036
Net income	25,663	35,765	77,421	96,210

Earnings per common share:
Basic:
Net income from continuing operations	$0.31	$0.42	$0.92	$1.14
Net income	$0.31	$0.44	$0.92	$1.19
Diluted:
Net income from continuing operations	$0.30	$0.41	$0.91	$1.13
Net income	$0.30	$0.43	$0.91	$1.18

Shares used in computing earnings per common share:
Basic	84,073	81,389	84,035	81,055
Diluted	84,889	82,258	84,907	81,711

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—DISPOSITIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the results of operations and gain/(loss) on real estate properties sold or held for sale are reflected in the Condensed Consolidated Statements of Income as “Discontinued Operations” for all periods presented. Interest expense allocated to Discontinued Operations has been estimated based on a proportional allocation of rental income among all of the Company’s facilities.

During the nine months ended September 30, 2004, the Company did not dispose of any assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations. Set forth below is a summary of the results of operations of the facilities that were sold and held for sale during the three and nine months ended September 30, 2003 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2003
Rental income	$1,261	$8,876
Interest and other income	—	4,116

	1,261	12,992

Interest	375	2,752
Depreciation	286	2,032
Loss on impairment of asset held for sale	845	845

	1,506	5,629

(Loss) income before gain (loss) on sale of real estate	(245)	7,363
Gain (loss) on sale of real estate	2,065	(3,189)

Discontinued operations	$1,820	$4,174

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—BORROWING ARRANGEMENTS

2004 Credit Agreement

On September 8, 2004, the Company, as guarantor, and Ventas Realty, as borrower, entered into a three-year revolving line of credit totaling $300 million (the “2004 Credit Agreement”). The 2004 Credit Agreement replaced the Company’s revolving credit facility and term loan under its Second Amended and Restated Credit, Security and Guaranty Agreement, dated as of April 17, 2002 (the “2002 Credit Agreement”). Subject to certain conditions, Ventas Realty may extend for one year the 2004 Credit Agreement and increase its borrowing capacity to an amount not to exceed $450.0 million.

Generally, borrowings outstanding under the 2004 Credit Agreement bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage ranging from 1.05% to 1.75% depending on the Company’s consolidated leverage ratio. The applicable percentage was 1.25% at September 30, 2004.

The Company has guaranteed Ventas Realty’s obligations under the 2004 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral. Currently, 46 real properties owned or leased by Ventas Realty are mortgaged to secure the 2004 Credit Agreement (the “Borrowing Base Properties”). As of September 30, 2004, the net book value of the Borrowing Base Properties was $117.0 million. As of September 30, 2004, the borrowing base under the 2004 Credit Agreement was $299.7 million, the aggregate principal balance of outstanding obligations (excluding outstanding letters of credit of $0.5 million) was $173.5 million and the remaining availability was $125.7 million.

The Company incurred a loss on extinguishment of debt in the amount of $1.4 million representing the write-off of unamortized deferred financing costs related to the 2002 Credit Agreement.

Summary of Debt

The following is a summary of the Company’s debt and certain interest rate and maturity information as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
2004 Credit Agreement—$300,000 revolving credit line, bearing interest at LIBOR plus 1.25% or the Base Rate (2.97% at September 30, 2004), due September 2007	$173,500	$—
2002 Credit Agreement—Tranche B Term Loan, bearing interest at LIBOR plus 2.50% (3.64% at December 31, 2003), due April 2007	—	59,100
8.75% Senior Notes due 2009 (the “2009 Notes”)	174,217	174,217
9.00% Senior Notes due 2012 (the “2012 Notes”)	191,821	191,821
Collateralized mortgage backed securities loan to Ventas Finance I, LLC, bearing interest at a nominal weighted average rate of LIBOR plus 1.49% at September 30, 2004 and December 31, 2003 (3.23% at September 30, 2004 and 2.66% at December 31, 2003), due December 2006	213,340	215,424
Mortgage loan to Senior LifeChoice of Kimberton, L.P., bearing interest at 8.50%, due September 2025 (the “Woodbridge 2025 Notes”)	9,060	—
Mortgage loan to Senior LifeChoice of Kimberton, L.P., bearing interest at 8.00%, due September 2005 (the “Woodbridge 2005 Notes,” and together with the Woodbridge 2025 Notes, the “Woodbridge Bonds”)	170	—
Mortgage loan to ET Sub-DCMH Limited Partnership, L.L.P., bearing interest at 8.35%, due November 2009	5,492	—
Mortgage loan to Sub-POB I Limited Partnership, L.L.P., bearing interest at 8.35%, due November 2009	2,421	—

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Continued

	September 30, 2004	December 31, 2003
Mortgage loan to ET Sub Heritage Andover, LLC, bearing interest at 8.26%, due October 2009	$8,194	$—
Mortgage loan to ET Sub-Belvedere Limited Partnership, L.L.P., bearing interest at 8.46%, due September 2009	4,758	—
Mortgage loan to ET Sub-Belvedere Limited Partnership, L.L.P., bearing interest at 8.46%, due October 2009	13,013	—
Mortgage loan to ET Sub-Cabot Park, LLC, bearing interest at 6.25%, due January 2037	11,810	—
Mortgage loan to ET Sub-Cleveland Circle, L.L.C., bearing interest at 6.15%, due October 2025	10,221	—
Mortgage loan to ET Sub-Vernon Court, LLC, bearing interest at 6.35%, due June 2025	12,469	—
Mortgage loan to ET Sub-Lacey I, L.L.C., bearing interest at 8.25%, due October 2022	438	—
Mortgage loan from The Industrial Development Authority of the City of Kansas City, Missouri, as assumed by Ventas Kansas City I, LLC, bearing interest at “Weekly Variable Rate” (approximately 1.69% at September 30, 2004), due September 2032	8,880	—
Mortgage loan from The Federal Home Loan Mortgage corporation, as assumed by Ventas Farmington Hills, LLC, bearing interest at 7.33%, due July 2012	6,770	—
Mortgage loan from LaSalle National Bank, as assumed by Ventas Belleville, LLC, bearing interest at 8.12%, due April 2006	2,318	—
Mortgage loan from LaSalle National Bank, as assumed by Ventas Springfield/Findlay, LLC, bearing interest at 8.12%, due April 2006	2,264	—
Mortgage loan from Wells Fargo Bank, N.A., as assumed by Ventas Regency Medical Park I, LLC, bearing interest at 8.36%, due August 2010	2,618

	$853,774	$640,562

ET Sub-Woodbridge, L.P., an indirect subsidiary of the Company acquired by the Company pursuant to the ElderTrust Transaction, is the obligor under the Woodbridge Bonds. An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of the failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00:1.00 on the compliance date. . The Company believes that the bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. The Company has not received a formal waiver from the Trustee with respect to such event of default. However, the Company believes that the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Company expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.2 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

Scheduled Maturities of Borrowing Arrangements

As of September 30, 2004, the Company’s indebtedness had the following maturities (in thousands):

2004	$10,326	(1)
2005	4,623
2006	215,562
2007	175,179
2008	1,799

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thereafter	446,285

$853,774

(1)	Includes the $9.2 million, representing the principal amount payable by the Company should the Bondholders call the Woodbridge Bonds as a result of the event of default.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

Equity Offering

On March 15, 2004, the Company completed the sale of two million shares of the Company’s common stock in an underwritten public offering (the “Equity Offering”) under the Company’s universal shelf registration statement, declared effective by the Commission on July 8, 2002. The Company received $51.1 million in net proceeds from the sale, which the Company used to repay indebtedness under the 2002 Credit Agreement and for general corporate purposes, including the funding of a portion of the Brookdale Transaction. As of September 30, 2004, $599.1 million aggregate offering price of securities remained available for offering under the Company’s universal shelf registration statement.

Deferred Stock Plans

On September 9, 2004 the Board of Directors of the Company approved the Ventas, Inc. Nonemployee Director Deferred Stock Compensation Plan (the “Director Deferred Stock Plan”). The Director Deferred Stock Plan permits each nonemployee member of the Board of Directors of the Company, in lieu of receipt his or her fees in cash (“Fees”), to defer any or all of such Fees and to receive the deferred Fees in the form of shares of common stock of the Company in an amount equal to the amount of such deferred Fees divided by the fair market value of a share of common stock of the Company as of the date on which such Fees would otherwise have been paid to such director. 500,000 shares of common stock of the Company have been reserved for issuance under the terms of the Director Deferred Stock Plan.

On September 9, 2004 the Board of Directors of the Company approved the Ventas, Inc. Executive Deferred Stock Compensation Plan (the “Executive Deferred Stock Plan”). The Executive Deferred Stock Plan permits each executive officer of the Company, in lieu of receipt of his or her cash compensation (“Compensation”), to defer any or all of such Compensation and to receive the deferred Compensation in the form of shares of common stock of the Company in an amount equal to the amount of such deferred Compensation divided by the fair market value of a share of common stock of the Company as of the date on which such Compensation would otherwise have been paid to such executive officer. 500,000 shares of common stock of the Company have been reserved for issuance under the terms of the Executive Deferred Stock Plan.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$25,297	$32,212	$74,226	$85,629
Add: Stock-based employee compensation expense included in reported net income	321	309	871	956
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(452)	(386)	(1,247)	(1,196)

Pro forma net income	$25,166	$32,135	$73,850	$85,389

Earnings per share:
Basic – as reported	$0.30	$0.41	$0.89	$1.08
Basic – pro forma	$0.30	$0.40	$0.89	$1.08
Diluted – as reported	$0.30	$0.40	$0.88	$1.07
Diluted – pro forma	$0.30	$0.40	$0.88	$1.07

In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.8%	4.2%	4.1%	4.0%
Dividend yield	6.5%	8.0%	6.5%	9.0%
Volatility factors of the expected market price for the Company’s common stock	0.269	0.224	0.229	0.254
Weighted average expected life of options	8 years	8 years	8 years	9 years

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

Dividends

The Company declared its first quarterly dividend for 2004 of $0.325 per share on February 26, 2004, which was paid in cash on March 25, 2004 to stockholders of record on March 15, 2004. The Company declared its second quarterly dividend for 2004 of $0.325 per share on May 21, 2004, which was paid in cash on June 24, 2004 to stockholders of record on June 7, 2004. The Company declared its third quarterly dividend for 2004 of $0.325 per share on September 9, 2004, which was paid in cash on September 30, 2004 to stockholders of record on September 20, 2004. As a REIT, the Company is required to distribute to its stockholders 90% of its taxable income. Although the Company currently intends to distribute 100% or more of its taxable income for 2004 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

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

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on the resolution of a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of funds from operations (“FFO”) in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the indentures governing the 2009 Notes, the 2012 Notes and the 2014 Notes (defined below) of Ventas Realty and Ventas Capital Corporation (“Ventas Capital,” and together with Ventas Realty, the “Issuers”) (collectively, the “Senior Notes”) and the 2004 Credit Agreement (See “Note 12—Subsequent Event”). If so restricted, such transaction would likely require the consent of the Required Lenders (as defined in the 2004 Credit Agreement) and/or the holders of a majority in principal amount of each series of outstanding Senior Notes, and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Kindred Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The complaint alleges, among other things, that certain former officers and directors damaged the Company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging the reputation of the Company. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. The Company believes the allegations in the complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including the Company, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs’ October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order declining to dismiss the suit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including the Company, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On March 18, 2004, the presiding judge recused himself and this action was reassigned. In July 2004 the Court ruled that it would consider the motion to dismiss this action based upon plaintiffs’ failure to make demand for remedy upon the appropriate Board of Directors. Kindred has indicated that it intends to continue to defend this action vigorously on behalf of the Company. The Company is unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in the Company’s Condensed Consolidated Financial Statements as of September 30, 2004.

A class action lawsuit entitled Sally Pratt, et al. v. Ventas, Inc. et al. was filed on May 25, 2001 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-01CV-317-H). The putative class action complaint alleged that the Company and certain current and former officers and employees of the Company engaged in a fraudulent scheme to conceal the true nature and substance of the 1998 Spin Off resulting in (a) a violation of the Racketeer Influenced and Corrupt Organizations Act, (b) bankruptcy fraud, (c) common law fraud, and (d) a deprivation of plaintiffs’ civil rights. The plaintiffs allege that the defendants failed to act affirmatively to explain and disclose the fact that the Company was the entity that had been known as Vencor, Inc. prior to the 1998 Spin Off and that a new separate and distinct legal entity assumed the name of Vencor, Inc. after the 1998 Spin Off. The plaintiffs contended that the defendants filed misleading documents in the plaintiffs’ state court lawsuits that were pending at the time of the 1998 Spin Off and that the defendants deceptively used the Delaware bankruptcy proceedings of Vencor, Inc. (now Kindred) to stay lawsuits against the Company. As a result of these actions, the plaintiffs maintained that they and similarly situated individuals suffered and will continue to suffer severe financial harm. The suit sought compensatory damages (trebled with interest), actual and punitive damages, reasonable attorneys’ fees, costs and expenses, declaratory and injunctive and any and all other relief to which the plaintiffs may be entitled. Before any class of plaintiffs was certified, this action was dismissed in its entirety on February 4, 2002 because it was deemed to be an impermissible collateral attack on the Delaware Bankruptcy Court’s confirmation order. The plaintiffs thereafter filed an appeal of the District Court’s dismissal to the United States Court of Appeals for the Sixth Circuit. However, on plaintiffs’ motion, the appeal was stayed after the plaintiffs separately filed a motion with the Delaware Bankruptcy Court seeking, among other things, to have the Delaware Bankruptcy Court set aside portions of the releases of the Company contained in the Final Plan, as such releases might apply to the plaintiffs. On September 19, 2002, the Delaware Bankruptcy Court denied the plaintiffs’ motion. On February 28, 2003, the plaintiffs resumed their Sixth Circuit appeal. On April 20, 2004, the Sixth Circuit affirmed the District Court’s dismissal of this action, and that dismissal is now final.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Litigation

The Company is a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against the Company under theories of breach of contract, tortious interference with contract and abuse of process. The Company disputes the material allegations contained in Black Diamond’s counterclaims and the Company intends to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the three months ended September 30, 2004. The Company is unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in the Company’s Condensed Consolidated Financial Statements as of September 30, 2004.

The Company is the plaintiff in an action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232 filed by the Company June 27, 2002 in the Superior Court of the District of Columbia. The complaint asserts claims of legal malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of the Company in the 1998 Spin-Off. The Court has denied all of Sullivan & Cromwell’s motions to dismiss the action to date. The Court set a January 23, 2006 trial date for this action. Although the Company intends to pursue its claims in this action vigorously, there can be no assurances that the Company will prevail on any of the claims in this action, or, if the Company does prevail on one or more of the claims, the amount of the recovery that may be awarded to the Company for such claims.

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

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$25,297	$30,392	$74,226	$81,455
Discontinued operations	—	1,820	—	4,174

Net income	$25,297	$32,212	$74,226	$85,629

Denominator:
Denominator for basic earnings per share —Weighted average shares	84,073	79,389	83,202	79,055
Effect of dilutive securities:
Stock options	779	818	836	627
Time vesting restricted stock awards	37	51	36	29

Dilutive potential common stock	816	869	872	656

Denominator for diluted earnings per share —Adjusted weighted average	84,889	80,258	84,074	79,711

Basic earnings per share:
Income before discontinued operations	$0.30	$0.38	$0.89	$1.03
Discontinued operations	—	0.03	—	0.05

Net income	$0.30	$0.41	$0.89	$1.08

Diluted earnings per share:
Income before discontinued operations	$0.30	$0.38	$0.88	$1.02
Discontinued operations	—	0.02	—	0.05

Net income	$0.30	$0.40	$0.88	$1.07

NOTE 10 – CONDENSED CONSOLIDATING INFORMATION

The Company and certain of its direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have provided a full and unconditional guarantee (a “Guarantee”), on a joint and several basis, of the obligation to pay principal and interest with respect to the Senior Notes. ETOP, which is a greater than 99% owned indirect subsidiary of the Company, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and, collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a Guarantee, on a joint and several basis, of the Senior Notes. See “Note 11—ETOP Condensed Consolidating Information.” The Company and ETOP have other subsidiaries (“Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes and are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the agreements governing the Company’s loan in the original principal amount of $225.0 million from Merrill Lynch Mortgage Lending, Inc. and instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict the Company’s ability to obtain cash from its Non-Guarantor Subsidiaries for the purpose of meeting its debt service obligations, including the Company’s guarantee of payment of principal and interest on the Senior Notes. See “Note 6—Borrowing Arrangements.” Additionally, as of September 30, 2004, approximately $117.0 million of the net assets of Ventas Realty were mortgaged to secure the 2004 Credit Agreement. Certain of the Company’s real estate assets acquired in the 2004 Transactions are also subject to mortgages.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the unaudited condensed consolidating information for the Company as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and September 30, 2003:

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$12,980	$58,881	$—	$744,461	$229,407	$—	$1,045,729
Cash and cash equivalents	44	33	4	2,772	952	—	3,805
Restricted cash	98	138	—	3,685	12,836	—	16,757
Deferred financing costs, net	—	—	—	8,792	2,946	—	11,738
Notes receivable from employees	1,769	—	—	1,500	—	—	3,269
Equity in affiliates	306,828	82,493	113,767	—	15	(503,103)	—
Other assets	130	244	—	8,720	953	—	10,047

Total assets	$321,849	$141,789	$113,771	$769,930	$247,109	$(503,103)	$1,091,345

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$438	$—	$539,538	$313,798	$—	$853,774
Intercompany	—	3,613	—	(7,651)	4,038	—	—
Deferred revenue	77	—	—	11,026	2,433	—	13,536
Interest rate swap agreements	—	—	—	21,133	—	—	21,133
Accrued interest	—	3	—	13,877	1,381	—	15,261
Accounts payable and other accrued liabilities	2,532	104	—	19,850	4,195	393	27,074
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	33,003	4,158	—	597,773	325,845	393	961,172

Total stockholders’ equity (deficit)	288,846	137,631	113,771	172,157	(78,736)	(503,496)	130,173

Total liabilities and stockholders’ equity (deficit)	$321,849	$141,789	$113,771	$769,930	$247,109	$(503,103)	$1,091,345

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$13,500	$—	$583,207	$101,038	$—	$697,745
Cash and cash equivalents	47	—	82,051	6	—	82,104
Restricted cash	742	—	1,791	5,042	—	7,575
Deferred financing costs, net	—	—	9,519	3,946	—	13,465
Notes receivable from employees	1,716	—	2,056	—	—	3,772
Equity in affiliates	112,573	2,205	—	—	(114,778)	—
Other assets	315	—	7,270	604	—	8,189

Total assets	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

Liabilities and stockholders’ equity (deficit)
Liabilities:
Notes payable and other debt	$—	$—	$425,138	$215,424	$—	$640,562
Deferred revenue	97	—	12,458	2,753	—	15,308
Interest rate swap agreements	—	—	27,868	—	—	27,868
Accrued dividend	21,614	—	—	—	—	21,614
Accrued interest	—	—	5,466	355	—	5,821
Accounts payable, intercompany and other accrued liabilities	2,179	—	12,789	—	—	14,968
Deferred income taxes	30,394	—	—	—	—	30,394

Total liabilities	54,284	—	483,719	218,532	—	756,535
Total stockholders’ equity (deficit)	74,609	2,205	202,175	(107,896)	(114,778)	56,315

Total liabilities and stockholders’ equity (deficit)	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:

Rental income	$575	$1,416	$—	$46,286	$12,379	$—	$60,656
Interest income on real estate loan	—	—	—	763	—	—	763
Equity earnings in affiliates	24,986	448	540	—	—	(25,974)	—
Interest and other income	20	2	—	139	28	—	189

Total revenues	25,581	1,866	540	47,188	12,407	(25,974)	61,608

Expenses:
Property-level expense	—	—	—	42	330	—	372
General and administrative	102	92	7	2,619	743	—	3,563
Professional fees	5	11	—	372	96	—	484
Amortization of restricted stock grants	3	8	—	245	65	—	321
Depreciation	174	677	—	9,830	2,574	—	13,255
Loss on extinguishment of debt	—	—	—	1,370	—	—	1,370
Interest	—	9	—	13,138	3,799	—	16,946
Intercompany interest	—	58	—	(150)	92	—	—

Total expenses	284	855	7	27,466	7,699	—	36,311

Net income (loss)	$25,297	$1,011	$533	$19,722	$4,708	$(25,974)	$25,297

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:

Rental income	$555	$—	$40,470	$8,330	$—	$49,355
Interest income on real estate loan	—	—	766	—	—	766
Equity earnings in affiliates	31,734	270	—	—	(32,004)	—
Interest and other income	139	—	137	4	—	280

Total revenues	32,428	270	41,373	8,334	(32,004)	50,401

Expenses:
General and administrative	35	—	2,577	524	—	3,136
Professional fees	4	—	342	70	—	416
Amortization of restricted stock grants	3	—	254	52	—	309
Depreciation	174	—	8,448	1,330	—	9,952
Interest	—	—	12,630	1,683	—	14,313

Total expenses	216	—	24,251	3,659	—	28,126

Operating income	32,212	270	17,122	4,675	(32,004)	22,275
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	8,117	—	—	8,117

Income (loss) before discontinued operations	32,212	270	25,239	4,675	(32,004)	30,392
Discontinued operations	—	—	1,753	67	—	1,820

Net income (loss)	$32,212	$270	$26,992	$4,742	$(32,004)	$32,212

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,697	$3,775	$—	$132,077	$35,057	$—	$172,606
Interest income on real estate loan	—	—	—	2,274	—	—	2,274
Equity earnings in affiliates	73,260	1,620	2,177	—	—	(77,057)	—
Interest and other income	107	11	—	580	74	—	772

Total revenues	75,064	5,406	2,177	134,931	35,131	(77,057)	175,652

Expenses:
Property-level expense	—	—	—	42	827	—	869
General and administrative	291	327	17	8,122	2,190	—	10,947
Professional fees	17	62	—	1,444	331	—	1,854
Amortization of restricted stock grants	9	19	—	670	173	—	871
Depreciation	521	1,418	—	27,567	6,743	—	36,249
Interest	—	130	—	38,702	10,434	—	49,266
Intercompany interest	—	(119)	—	(257)	376	—	—
Loss on extinguishment of debt	—	—	—	1,370	—	—	1,370

Total expenses	838	1,837	17	77,660	21,074	—	101,426

Net income (loss)	$74,226	$3,569	$2,160	$57,271	$14,057	$(77,057)	$74,226

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,557	$—	$115,646	$24,621	$—	$141,824
Interest income on real estate loan	—	—	2,271	—	—	2,271
Equity earnings in affiliates	69,248	569	—	—	(69,817)	—
Interest and other income	249	—	1,064	12	—	1,325

Total revenues	71,054	569	118,981	24,633	(69,817)	145,420

Expenses:
General and administrative	97	—	7,708	1,551	—	9,356
Professional fees	19	—	1,547	312	—	1,878
Reversal of contingent liability	(20,164)	—	—	—	—	(20,164)
Amortization of restricted stock grants	9	—	750	151	—	910
Depreciation	521	—	25,295	3,989	—	29,805
Swap ineffectiveness	—	—	369	—	—	369
Interest	—	—	39,474	6,433	—	45,907
Interest on United States Settlement	4,943	—	—	—	—	4,943

Total expenses	(14,575)	—	75,143	12,436	—	73,004

Operating income	85,629	569	43,838	12,197	(69,817)	72,416
Gain on sale of Kindred Healthcare, Inc. common stock	—	—	9,039	—	—	9,039

Income (loss) before discontinued operations	85,629	569	52,877	12,197	(69,817)	81,455
Discontinued operations	—	—	4,000	174	—	4,174

Net income (loss)	$85,629	$569	$56,877	$12,371	$(69,817)	$85,629

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004

(In thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$2,649	$2,964	$(19)	$96,977	$21,984	$—	$124,555

Net cash provided by (used in) investing activities	(205,778)	27,152	14	(102,330)	869	—	(280,073)

Cash flows from financing activities:
Net change in borrowings under Revolving credit facility	—	—	—	173,500	—	—	173,500
Repayment of debt	—	(3,507)	—	(59,371)	(3,037)	—	(65,915)
Payment of deferred financing costs	—	—	—	(2,659)	—	—	(2,659)
Cash distributions from affiliates	230,833	(34,076)	9	(177,896)	(18,870)	—	—
Intercompany note issuance	—	7,500	—	(7,500)	—	—	—
Issuance of common stock	58,903	—	—	—	—	—	58,903
Proceeds from stock option exercises	16,913	—	—	—	—	—	16,913
Cash dividends to stockholders	(103,523)	—	—	—	—	—	(103,523)

Net cash provided by (used in) financing activities	203,126	(30,083)	9	(73,926)	(21,907)	—	77,219

Net increase (decrease) in cash and cash equivalents	(3)	33	4	(79,279)	946	—	(78,299)
Cash and cash equivalents at beginning of period	47	—	—	82,051	6	—	82,104

Cash and cash equivalents at end of period	$44	$33	$4	$2,772	$952	$—	$3,805

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003

(In thousands)	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$83,307	$569	$75,749	$18,042	$(69,819)	$107,848

Net cash provided by (used in) investing activities	(52)	—	81,644	—	—	81,592

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	(26,450)	—	—	(26,450)
Purchase of Senior Notes	—	—	(37,366)	—	—	(37,366)
Repayment of debt	—	—	—	(1,897)	—	(1,897)
Payment on United States Settlement	(46,647)	—	—	—	—	(46,647)
Payment of deferred financing costs	—	—	(40)	—	—	(40)
Cash distributions from affiliates	32,792	(569)	(85,902)	(16,140)	69,819	—
Issuance of common stock	10,847	—	—	—	—	10,847
Cash dividends to stockholders	(80,247)	—	—	—	—	(80,247)

Net cash provided by (used in) financing activities	(83,255)	(569)	(149,758)	(18,037)	69,819	(181,800)

Net increase (decrease) in cash and cash equivalents	—	—	7,635	5	—	7,640
Cash and cash equivalents at beginning of period	48	—	2,406	1	—	2,455

Cash and cash equivalents at end of period	$48	$—	$10,041	$6	$—	$10,095

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, which is a greater than 99% owned indirect subsidiary of the Company, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with the Company and certain of the Company’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes. See “Note 10—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore the Company’s) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying the debt service obligations of ETOP and the Company, including ETOP’s and the Company’s guarantee of payment of principal and interest on the Senior Notes. See “Note 6—Borrowing Arrangements.” Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the ETOP Condensed Consolidating Financial Statements for the periods prior to the ElderTrust Transaction are presented as “Predecessor Company” financial statements and are not included as part of the Company’s Condensed Consolidated Financial Statements for those periods.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$58,881	$98,194	$—	$157,075
Cash and cash equivalents	33	683	—	716
Restricted cash	138	6,527	—	6,665
Equity in affiliates	82,493	15	(82,508)	—
Other assets	244	536	—	780

Total assets	$141,789	$105,955	$(82,508)	$165,236

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt	$438	$77,608	$—	$78,046
Intercompany	(4,038)	4,038	—	—
Note payable to affiliate	7,651	—	—	7,651
Accounts payable and other accrued liabilities	107	3,337	—	3,444

Total liabilities	4,158	84,983	—	89,141
Total partners’ equity (deficit)	137,631	20,972	(82,508)	76,095

Total liabilities and partners’ equity (deficit)	$141,789	$105,955	$(82,508)	$165,236

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$59,193	$91,456	$—	$150,649
Property held for sale	4,971	—	—	4,971
Cash and cash equivalents	24,848	821	—	25,669
Restricted cash	673	4,774	—	5,447
Accounts receivable from affiliated entities	9,801	(6,263)	—	3,538
Equity in affiliates	52,481	5	(52,486)	—
Other assets	963	1,161	—	2,124

Total assets	$152,930	$91,954	$(52,486)	$192,398

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt and lease obligations	$3,964	$80,481	$—	$84,445
Liabilities associated with assets held for sale	2,597	—	—	2,597
Accounts payable and other accrued liabilities	9,060	6,167	—	15,227

Total liabilities	15,621	86,648	—	102,269
Minority interest	(24)	—	—	(24)
Total partners’ equity (deficit)	137,333	5,306	(52,486)	90,153

Total liabilities and partners’ equity (deficit)	$152,930	$91,954	$(52,486)	$192,398

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,416	$2,865	$—	$4,281
Equity earnings in affiliates	448	—	(448)	—
Interest and other income	2	27	—	29

Total revenues	1,866	2,892	(448)	4,310

Expenses:
Property-level expense	—	331	—	331
General and administrative	92	171	—	263
Professional fees	11	21	—	32
Amortization of restricted stock grants	8	12	—	20
Depreciation	677	966	—	1,643
Interest	9	1,514	—	1,523
Intercompany interest	58	93	—	151

Total expenses	855	3,108	—	3,963

Net income (loss)	$1,011	$(216)	$(448)	$347

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,607	$3,148	$—	$4,755
Interest and other income	1,387	29	(1,357)	59
Equity earnings in affiliates	3,059	—	(3,059)	—

Total revenues	6,053	3,177	(4,416)	4,814

Expenses:
Property-level expense	—	314	—	314
General and administrative	1,699	64	—	1,763
Depreciation	574	885	—	1,459
Interest	538	1,532	—	2,070
Intercompany interest	113	287	(400)	—
Gain on extinguishment of debt	(1,856)	—	—	(1,856)

Total expenses	1,068	3,082	(400)	3,750

Income (loss) before discontinued operations	4,985	95	(4,016)	1,064

Discontinued operations	531	—	957	1,488

Net income (loss)	$5,516	$95	$(3,059)	$2,552

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$3,775	$7,601	$—	$11,376
Interest and other income	1,620	—	(1,620)	—
Equity earnings in affiliates	11	72	—	83

Total revenues	5,406	7,673	(1,620)	11,459

Expenses:
Property-level expense	—	828	—	828
General and administrative	327	448	—	775
Professional fees	62	68	—	130
Amortization of restricted stock grants	19	34	—	53
Depreciation	1,418	2,228	—	3,646
Interest	130	4,020	—	4,150
Intercompany interest	(119)	377	—	258

Total expenses	1,837	8,003	—	9,840

Net income (loss)	$3,569	$(330)	$(1,620)	$1,619

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	201	—	(201)	—

Total revenues	821	1,015	(264)	1,572

Expenses:
Property-level expense	—	101	—	101
General and administrative	182	18	—	200
Depreciation	192	295	—	487
Interest	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	469	949	(63)	1,355

Income (loss) before discontinued operations	352	66	(201)	217
Discontinued operations	414	—	—	414

Net income (loss)	$766	$66	$(201)	$631

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,818	$9,356	$—	$14,174
Interest and other income	4,353	96	(4,259)	190
Equity earnings in affiliates	1,223	—	(1,223)	—

Total revenues	10,394	9,452	(5,482)	14,364

Expenses:
Property-level expense	—	920	—	920
General and administrative	2,160	199	—	2,359
Depreciation	1,743	2,630	—	4,373
Interest	1,593	4,600	—	6,193
Intercompany interest	558	860	(1,418)	—
Gain on extinguishment of debt	(1,856)	—	—	(1,856)

Total expenses	4,198	9,209	(1,418)	11,989

Income (loss) before discontinued operations	6,196	243	(4,064)	2,375
Discontinued operations	(2,284)	—	2,924	640

Net income (loss)	$3,912	$243	$(1,140)	$3,015

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,964	$1,810	$—	$4,774

Net cash used in investing activities	—	(37)	—	(37)

Cash flows from financing activities:
Repayment of debt	(3,507)	(858)	—	(4,365)
Issuance of note payable	7,500	—	—	7,500
Partner distribution	(34,076)	(1,100)	—	(35,176)

Net cash used in financing activities	(30,083)	(1,958)	—	(32,041)

Net decrease in cash and cash equivalents	(27,119)	(185)	—	(27,304)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$33	$683	$—	$716

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase (decrease) in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$12,340	$1,067	$—	$13,407

Net cash provided by (used in) investing activities	2,610	(331)	—	2,279

Cash flows from financing activities:
Issuance of partnership units	(41)	—	—	(41)
Distributions to unitholders	(2,562)	—	—	(2,562)
Payments on mortgages payable	(15,405)	(901)	—	(16,306)

Net cash used in financing activities	(18,008)	(901)	—	(18,909)

Net decrease in cash and cash equivalents	(3,058)	(165)	—	(3,223)
Cash and cash equivalents at beginning of period	6,906	472	—	7,378

Cash and cash equivalents at end of period	$3,848	$307	$—	$4,155

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12—SUBSEQUENT EVENT

6 5/8% Senior Notes due 2014

On October 15, 2004, the Issuers completed the offering of $125 million aggregate principal amount of 6 5/8% Senior Notes due October 15, 2014 (the “2014 Notes”).

The 2014 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors. The 2014 Notes are part of the general unsecured obligations of the Company, the Guarantors and the Issuers, rank equal in right of payment with all existing and future senior unsecured obligations of the Company, the Guarantors and the Issuers, and rank senior to all existing and future subordinated indebtedness of the Company, the Guarantors and the Issuers. However, the 2014 Notes are effectively subordinated to all borrowings under the 2004 Credit Agreement with respect to the assets securing obligations thereunder. In addition, the 2014 Notes are structurally subordinated to a collateralized mortgage backed securities loan approximating $213.3 million at September 30, 2004.

The 2014 Notes may be redeemed in whole at any time, or in part from time to time (i) prior to October 15, 2009 at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium described in the indenture governing the 2014 Notes (the “2014 Indenture”) and (ii) on or after October 15, 2009 at varying redemption prices set forth in the 2014 Indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, the Issuers may redeem up to 35% of the 2014 Notes prior to October 15, 2007 with the net cash proceeds from certain equity offerings at a redemption price equal to 106.625% of the principal amount of the 2014 Notes plus accrued and unpaid interest thereon to the redemption date. If the Company experiences certain kinds of changes of control, the Issuers must make an offer to repurchase the 2014 Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount of the 2014 Notes, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s and S&P have confirmed their ratings at Ba3 or higher and BB- or higher on the 2014 Senior Notes and certain other conditions are met, this repurchase obligation will not apply.

The 2014 Indenture contains covenants limiting certain transactions by the Company and certain of its subsidiaries (collectively, the “Restricted Group”). The Restricted Group is required to maintain total unencumbered assets of at least 150% of the Restricted Group’s unsecured debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding Ventas, Inc.’s (“Ventas” or the “Company”) and its subsidiaries’ expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if”, “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from the Company’s expectations. The Company does not undertake a duty to update such forward-looking statements.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, (a) the ability and willingness of Kindred Healthcare, Inc. (“Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with the Company and the Company’s subsidiaries, including without limitation the lease agreements and various agreements entered into by the Company and Kindred at the time of the Company’s spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001, (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend the Company for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off, (c) the ability of Kindred and the Company’s other operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Company, and their existing credit agreements, (d) the Company’s success in implementing its business strategy and the Company’s ability to identify, underwrite, consummate and integrate diversifying acquisitions or investments, (e) the nature and extent of future competition, (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates, (g) increases in the cost of borrowing for the Company, (h) the ability of the Company’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Company, (j) changes in general economic conditions and/or economic conditions in the markets in which the Company may, from time to time, compete, (k) the ability of the Company to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (l) the movement of interest rates and the resulting impact on the value of and the accounting for the Company’s interest rate swap agreement, (m) the ability and willingness of the Company to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations, (n) final determination of the Company’s taxable net income for the year ending December 31, 2004, (o) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration of the leases and the Company’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, and (p) the impact on the liquidity, financial condition and results of operations of Kindred and the Company’s other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of Kindred and the Company’s other operators to accurately estimate the magnitude of such liabilities. Many of such factors are beyond the control of the Company and its management.

Kindred Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to the Company by Kindred. The Company has not verified this information either through an independent investigation or by reviewing Kindred’s public filings. The Company has no reason to believe that such information is inaccurate in any material respect, but there can be no assurance that all such information is accurate. Kindred’s filings with the Commission can be found at www.sec.gov. The Company is providing this data for informational purposes only, and the reader of this Quarterly Report on Form 10-Q is encouraged to obtain Kindred’s publicly available filings from the Commission.

Background Information

Ventas is a Delaware corporation that elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 1999. The Company owns a geographically diverse portfolio of healthcare-related facilities that consisted of 42 hospitals, 201 skilled nursing facilities, 29 senior housing facilities and 15 other facilities in 39 states as of September 30, 2004. Except for the leases on the Company’s six medical office buildings, the Company and its subsidiaries lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (hereinafter collectively, “Kindred”) leased 186 of the Company’s skilled nursing facilities and all but one of the Company’s hospitals as of September 30, 2004. The Company also has real estate loan investments relating to 25 healthcare and senior housing facilities. The Company conducts substantially all of its business through a direct wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), an indirect wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), and an operating partnership, ElderTrust Operating Partnership (“ETOP”), in which the Company indirectly owns 99.6% of the partnership units. As of September 30, 2004, Ventas Realty owned 40 of the Company’s hospitals, 156 of the Company’s skilled nursing facilities and 25 of the Company’s senior housing and other healthcare facilities, Ventas Finance owned 39 of the Company’s skilled nursing facilities, and ETOP owned five of the Company’s skilled nursing facilities and ten of the Company’s senior housing facilities. The Company directly owned two hospitals. The Company’s primary business consists of financing, owning and leasing healthcare-related and senior housing facilities.

The Company’s business strategy is comprised of two primary objectives: diversifying its portfolio of properties and increasing its earnings. The Company intends to diversify its portfolio by operator, facility type and reimbursement source. The Company intends to invest in or acquire additional healthcare-related and/or senior housing properties, which could include hospitals, nursing centers, assisted or independent living facilities and ancillary healthcare facilities that are operated by service providers, and/or medical office buildings.

As of September 30, 2004, approximately 69.3% of the Company’s properties, based on their original cost, were operated by Kindred. Approximately 82.8% of the Company’s total real estate revenue (consisting of rental revenue plus interest income from loan receivable) for the nine months ended September 30, 2004 was derived from the Company’s (or its subsidiaries’) master lease agreements with Kindred (collectively, the “Kindred Master Leases”).

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

On July 29, 2004, the Centers for Medicare & Medical Services (“CMS”) announced an update to SNF PPS for the 2005 federal fiscal year (October 1, 2004 through September 30, 2005). Starting October 1, 2004, SNFs will receive a 2.8% increase in Medicare payments. According to CMS, this update will increase annual Medicare payments to SNFs by approximately $440 million. CMS also announced that the two temporary payment increases – a 20% temporary per diem add-on for certain payment categories and a 6.7% temporary payment increase for other categories – will remain in effect until CMS implements a refined case mix classification system to better account for medically complex patients. Although CMS is actively developing a refined case mix classification system, at this time it cannot be predicted when such system will be announced and implemented, or what the impact of such system will be on the liquidity or profitability of the Company’s tenants.

Medicare Reimbursement; Long-Term Acute Care Hospitals

Pursuant to the Medicare provisions of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, long-term acute care hospitals (“LTAC”) currently are transitioning to a prospective payment system (the “LTAC PPS”), pursuant to which Medicare payments to LTACs will be determined based upon classifications of LTAC patients that are intended to take into account expected clinical resource needs, rather than the cost-based reimbursement system previously applicable to LTACs. This classification system, called “Long Term Care – Diagnosis Related Groups” (or “LTC-DRGs”), is based on the same methodology in the diagnosis related group (“DRG”) payment system currently used by CMS for short-term acute care hospitals.

For LTACs that utilized the cost-based reimbursement system as of October 1, 2002, a five-year phase-in period has been implemented to transition such LTACs from cost-based reimbursement to prospective payment under the LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time non-revocable election to transition fully to the LTAC PPS rate.

Kindred has previously announced that it has fully transitioned 62 of its 64 LTACs to the full federal rates under the new payment system. Kindred has also stated that it has elected a “periodic interim payment” (or “PIP”) methodology of bi-weekly cash reimbursement payments under LTAC PPS in an effort to avoid any negative impacts to operating cash flows from converting quickly to the new payment system. Based upon Kindred’s analysis to date, Kindred has stated that it believes that the new system may have a positive impact on its hospital operating results primarily due to expected reductions in average length of stay and more efficient delivery of healthcare services. Kindred’s estimates are based upon current patient acuity and expense levels in LTACs operated by Kindred. These facts, among others, are subject to significant change. As a result of these uncertainties, Kindred has stated that it cannot predict the ultimate impact of the new LTAC PPS on its hospital operating results and there can be no assurance that such regulations or operational changes resulting from these regulations will not have a material adverse effect on Kindred which, in turn, could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Company, on the Company’s ability to service its indebtedness and other obligations, and on the Company’s ability to make distributions to its stockholders as required to maintain its status as a REIT (a “Material Adverse Effect”).

On May 7, 2004, CMS published a final rule updating the LTAC PPS payment rates for the 2005 rate year (July 1, 2004 through June 30, 2005). The LTAC PPS rate adjustments apply to the July 1 to June 30 payment year, while adjustments to the LTC-DRG classification system apply to the October 1 to September 30 federal fiscal year. Under the final rule, LTACs received a 3.1% increase in Medicare payments starting July 1, 2004. CMS also reduced its negative budget neutrality adjustment to 0.5% from 6%, virtually eliminating it, which resulted in a further increase in LTAC PPS rates on July 1, 2004. The final rule also reduced the threshold for cases to qualify for additional outlier payments, expanded the interrupted stay policy to include all readmissions within three days to result in only one payment to the LTAC instead of the two payments the LTAC would have received prior to the final rule, and set forth the requirements for satellites and remote locations of long-term care hospitals to qualify for separate hospital certification. According to CMS, the final rule will increase annual Medicare payments to LTACs by approximately $240.0 million (from $2.72 billion in rate year 2004 to $2.96 billion in rate year 2005).

On August 2, 2004, CMS published a final rule updating the LTC-DRG categorization system for the LTAC PPS for the 2005 federal fiscal year (October 1, 2004 through September 30, 2005). The final rule revised the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG. The final rule also revised the minimum average length of stay requirements for each LTC-DRG necessary to receive full payment under the system. The final rule also revised the requirements for “hospitals within hospitals” (or “HIHs”) to qualify for reimbursement under LTAC PPS. The Company does not own any HIHs.

Under the existing rules, a HIH must be organized and operated separately from the host hospital. To qualify as being organized separately from the host hospital, the HIH must obtain its own hospital license and Medicare certification and must maintain its own governance and administration. To qualify as being operated separately from the host hospital, the HIH must either (a) limit the services it purchases directly from the host hospital to 15% of the HIH’s total operating costs (the “basic hospital function test”) or (b) limit the number of admissions from the host hospital to 25% of the HIH’s total admissions (the “admissions test”).

Under the new rules, effective for cost reporting periods beginning on or after October 1, 2004, CMS eliminated the “basic hospital functions test” and significantly revised the “admissions” test. Subject to certain exceptions, under the new rules a HIH will receive lower rates of reimbursement for Medicare patients admitted from its host hospital that are in excess of specified admission thresholds. For new LTAC HIHs, the admissions threshold will be 25%. For existing LTAC HIHs and those under development that meet specific criteria, the admissions threshold will be phased-in over four years starting with cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges occurring during cost reporting periods beginning on or after October 1, 2004 and before October 1, 2005, there will be no admissions threshold except as may apply under the existing HIH tests explained above; (ii) for discharges occurring during cost reporting periods beginning on or after October 1, 2005 and before October 1, 2006, the admissions threshold will be the lesser of the percentage of Medicare patients admitted from the host during fiscal year 2004 or 75%; (iii) for discharges occurring during cost reporting periods beginning on or after October 1, 2006 and before October 1, 2007, the admissions threshold will be the lesser of the percentage of Medicare patients admitted from the host during fiscal year 2004 or 50%; and (iv) for discharges occurring during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold will be 25%. The HIH’s reimbursement for any Medicare admissions from the host hospital that exceeds the applicable admissions threshold will be limited to the lesser of (a) the amount normally payable under LTAC PPS or (b) an amount that would otherwise be payable under the prospective payment system for short-term acute care hospitals, or DRG payments.

The new rules contain limited exceptions for the admissions thresholds relative to outlier patient payments and for admissions from rural and urban medical areas.

In the final rule, CMS announced its intention to develop new facility and clinical criteria to define long-term acute care, as recommended by the Medicare Payment Advisory Commission in its June 2004 Report to Congress. At this time, it cannot be predicted when such criteria will be announced and implemented, or what the impact such criteria will have on the liquidity or profitability of the Company’s tenants.

Kindred has previously announced that it is continuing to evaluate the impact of the new HIH rules and is awaiting additional payment instructions to be issued by CMS. Kindred has stated that it does not believe that the new rules will significantly impact its ongoing operations because only 8% of its existing hospital licensed beds would be subject to the new rules.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than November 9, 2004, the Company will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. ETOP’s Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

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

The Company’s method for determining fair value varies with the categorization of the asset acquired. The Company estimates the fair value of its buildings on an as-if-vacant basis, and amortizes the building value over the estimated remaining life of the building. The Company determines the allocated value of other fixed assets based upon the replacement cost and amortizes such value over their estimated remaining useful lives. The Company determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Company’s portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (a) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (b) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (c) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. The Company amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

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

Legal Contingencies

The Company is currently involved in certain legal proceedings. As described further in “Note 8—Litigation—Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements” of the Notes to Condensed Consolidated Financial Statements, the Company is currently involved in certain litigation and other matters that arose from the Company’s operations prior to the time of the 1998 Spin Off or that relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the various agreements entered into by the Company and Kindred at the time of the 1998 Spin Off, as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001 (the “Spin Agreements”), Kindred agreed to assume the defense, on behalf of the Company, of any claims that (a) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (b) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify the Company for any fees, costs, expenses and liabilities arising out of such operations (the “Indemnification”). Kindred is presently defending the Company in these matters, among others. Under the Final Plan, Kindred assumed and agreed to abide by the Indemnification and to defend the Company in these and other matters as required under the Spin Agreements. However, there can be no assurance that Kindred will continue to defend the Company in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. A change in Kindred’s ability or willingness to perform under these commitments could have a Material Adverse Effect on the Company.

The Company is also involved in other litigation as further described in “Note 8—Litigation” of the Notes to Condensed Consolidated Financial Statements. It is the opinion of management that, except as set forth therein, the disposition of such matters will not, individually or in the aggregate, have a Material Adverse Effect on the Company. If management’s assessment of the Company’s liability with respect to these actions is incorrect, such matters could have a Material Adverse Effect on the Company.

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

Income Taxes

For the nine months ended September 30, 2004, a provision for income tax was not recorded due to the Company’s ability and intention to distribute to its stockholders at least 100% of its estimated 2004 taxable income and to continue to qualify as a REIT.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

The results of operations for the three months ended September 30, 2004 include the impact of the Company’s acquisition of all outstanding common shares of ElderTrust on February 5, 2004 in an all cash transaction valued at $184.0 million (the “ElderTrust Transaction”), the Company’s purchase of a total of 15 independent living or assisted living facilities from affiliates of Brookdale Living Communities, Inc. (the “Brookdale Transaction”), the acquisition of two skilled nursing facilities and one senior housing facilities during the second quarter of 2004 and the acquisition of two assisted living facilities and four medical office buildings during the third quarter of 2004 (collectively, and together with the ElderTrust Transaction and the Brookdale Transaction, the “2004 Transactions”). See pro forma results included in “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Revenues. Rental income for the three months ended September 30, 2004 was $60.7 million, of which $49.0 million (80.7%) resulted from leases with Kindred. The rental income from Kindred for the three months ended September 30, 2004 includes $0.6 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of common stock in Kindred (“Kindred Common Stock”) under Kindred’s bankruptcy plan of reorganization on April 20, 2001 (the “Final Plan”) and the receipt of $4.5 million of additional future rent under the Kindred Master Leases. The rental income for the three months ended September 30, 2003 was $49.4 million, of which $47.4 million (96.0%) resulted from leases with Kindred. The $11.3 million increase in rental income primarily reflects (a) a $1.6 million increase resulting from the 3.5% annual increase in the rent payable pursuant to the terms of the Kindred Master Leases, which became effective May 1, 2004 and (b) the recognition of $9.7 million in additional rent relating to the properties acquired in the 2004 Transactions. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Interest income from loan receivable was $0.8 million for each of the three months ended September 30, 2004 and 2003. The interest income was received pursuant to a mezzanine loan made by Ventas Realty to Trans Healthcare, Inc. on November 4, 2002 (the “THI Mezzanine Loan”).

As a result of the 2004 Transactions, the Company acquired six medical office buildings. During the three months ended September 30, 2004, rental income for these six medical office buildings was $0.9 million.

Expenses. General and administrative expenses totaled $3.6 million and $3.1 million for the three months ended September 30, 2004 and 2003, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to attract and retain appropriate personnel to achieve its business objectives and increased expenses related to the Company’s acquisitions. For the three months ended September 30, 2004, the Company incurred approximately $0.4 million of property-level operating expenses in connection with its medical office buildings.

Depreciation expense increased $3.3 million to $13.3 million for the three months ended September 30, 2004 from $10.0 million for the three months ended September 30, 2003. The primary reason for the increase in depreciation expense relates to the properties acquired by the Company. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Interest expense increased $2.6 million to $16.9 million for the three months ended September 30, 2004 from $14.3 million for the three months ended September 30, 2003. The net increase primarily relates to (a) a $1.8 million increase related to the assumed debt from the ElderTrust Transaction and the Brookdale Transaction and (b) a $1.2 million increase from increased principal balances on the Company’s existing debt due to the 2004 Transactions, partially offset by (c) a $0.4 million decrease from lower interest rates.

During the three months ended September 30, 2004, the Company incurred a loss from extinguishment of debt of $1.4 million related to the expensing of unamortized deferred financing costs associated with the refinancing of its indebtedness under the 2002 Credit Agreement (defined below).

Gain on sale of Kindred Common Stock. During the three months ended September 30, 2003, the Company disposed of its remaining 780,814 shares of Kindred Common Stock for an average net price of approximately $23 per share and recognized a gain of $8.1 million. The Company used the net proceeds of $17.6 million for the reduction of the Company’s outstanding indebtedness and for general corporate purposes.

Net Income. Net income for the three months ended September 30, 2004 was $25.3 million or $0.30 per diluted share. After discontinued operations of $0.02 per diluted share, net income for the three months ended September 30, 2003 was $32.2 million or $0.40 per diluted share. The decrease in net income is primarily due to the gain on sale of Kindred Common Stock that occurred in 2003 partially offset by additional income from the Company’s acquisitions.

Nine Months Ended September 30, 2004 and 2003

The results of operations for the nine months ended September 30, 2004 include the impact of the 2004 Transactions. The Company completed the Brookdale Transaction in stages during the first quarter of 2004 as follows: four on January 29, 2004, two on February 20, 2004, one on February 26, 2004, three on March 10, 2004 and four on March 30, 2004. The Company expects future results of operations to improve after consideration of a full period impact of these acquisitions. See pro forma results included in “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Revenues. Rental income for the nine months ended September 30, 2004 was $172.6 million, of which $144.8 million (83.9%) resulted from leases with Kindred. The rental income from Kindred for the nine months ended September 30, 2004 includes $1.7 million related to the amortization of deferred revenue recorded as a result of the Company’s receipt of Kindred Common Stock under the Final Plan on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases. The rental income for the nine months ended September 30, 2003 was $141.8 million, of which $135.8 million (95.8%) resulted from leases with Kindred. The $30.8 million increase in rental income primarily reflects (a) a $9.0 million increase resulting from a 3.5% annual increase in the rent paid under the Kindred Master Leases effective May 1, 2004 and the $8.6 million rent increase from the July 1, 2003 amendment to the Kindred Master Leases and (b) the recognition of $21.6 million in additional rent relating to the properties acquired by the Company.

Interest income from loan receivable was $2.3 million for each of the nine months ended September 30, 2004 and 2003. The interest income was received pursuant to the THI Mezzanine Loan.

During the nine months ended September 30, 2004, rental income for the six medical office buildings acquired in the 2004 Transactions was $2.1 million.

Interest and other income totaled approximately $0.8 million for the nine months ended September 30, 2004 as compared to approximately $1.3 million for the nine months ended September 30, 2003. The decrease is primarily attributable to the recovery of a previously written-off receivable by the Company in 2003.

Expenses. Expenses totaled $101.4 million for the nine months ended September 30, 2004 and included $36.2 million of depreciation expense and $49.3 million of interest on debt financing. Expenses totaled $73.0 million for the nine months ended September 30, 2003. Expenses for the nine months ended September 30, 2003 included an offset of $20.2 million resulting from the reversal of a previously recorded contingent liability. Excluding the $20.2 million offset, expenses for the nine months ended September 30, 2004 increased $8.2 million from the same period in 2003. The increase resulted primarily from (a) a $3.4 million increase in interest expense, (b) an increase of $6.4 million in depreciation expense, (c) an increase of $1.5 million in general and administrative expense and (d) a $4.9 million offsetting decrease in the interest incurred in conjunction with the settlement contained in the Final Plan of the civil and administrative claims asserted by the United States against the Company and Kindred (the “United States Settlement”).

General and administrative expenses totaled $10.9 million and $9.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily attributable to costs associated with the Company’s initiative to attract and retain appropriate personnel to achieve its business objectives and increased expenses related to the Company’s acquisitions. For the nine months ended September 30, 2004, the Company incurred approximately $0.9 million of property-level operating expenses in connection with its medical office buildings.

On April 1, 2003, the Internal Revenue Service (“IRS”) notified the Company that it had completed its review of the Company’s federal income tax returns for the Company’s 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that the Company (1) did not owe any additional taxes for those periods, (2) was entitled to retain approximately $26.0 million in federal tax refunds it received in 1999 for those periods, and (3) was entitled to receive an additional refund of $1.2 million for those periods. In addition, as a result of the completion of the audit, the Company retained substantially all of its favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

As a result of the conclusion of the 1997 and 1998 tax audit, in the first quarter ended March 31, 2003, the Company reported an increase of approximately $20.2 million to its operating results, reflecting the reversal of a previously recorded contingent liability.

Depreciation expense increased $6.4 million to $36.2 million for the nine months ended September 30, 2004 from $29.8 million for the nine months ended September 30, 2003. The primary reason for the increase in depreciation expense relates to the properties acquired by the Company.

Interest expense increased $3.4 million to $49.3 million for the nine months ended September 30, 2004 from $45.9 million for the nine months ended September 30, 2003. The net increase primarily relates to (a) a $4.7 million increase related to the assumed debt from the ElderTrust Transaction and the Brookdale Transaction, (b) a $0.5 million increase from increased effective interest rates, partially offset by (c) a $0.9 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of a swap agreement which covered the period between July 1, 2003 and December 31, 2007, (d) a $0.8 million decrease from reduced principal balances on the Company’s existing debt and (e) $0.1 million decrease in amortized deferred financing costs.

During the nine months ended September 30, 2004, the Company incurred a loss from extinguishment of debt of $1.4 million related to the expensing of unamortized deferred financing costs associated with the refinancing of its indebtedness under the 2002 Credit Agreement (defined below).

During the nine months ended September 30, 2003, the Company incurred $4.9 million of interest expense related to the United States Settlement, which the Company paid in full on June 30, 2003.

Gain on Sale of Kindred Common Stock. During the nine months ended September 30, 2003, the Company disposed of its remaining 920,814 shares of Kindred Common Stock for an average net price of $22 per share and recognized a gain of $9.0 million. The Company used the net proceeds of $20.2 million for the reduction the Company’s outstanding indebtedness and for general corporate purposes.

Net Income. Net income for the nine months ended September 30, 2004 was $74.2 million or $0.88 per diluted share. After discontinued operations of $4.2 million, or $0.05 per diluted share, net income for the nine months ended September 30, 2003 was $85.6 million or $1.07 per diluted share. See “Note 5—Dispositions” of the Notes to Condensed Consolidated Financial Statements. The decrease in net income is primarily a result of the reversal of a previously recorded contingent liability during 2003 offset by additional income from the Company’s acquisitions.

Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the results of operations and gain/(loss) on sale of real estate for properties sold or held for sale are reflected in the Condensed Consolidated Statements of Income as “Discontinued Operations” for all periods presented. During the nine months ended September 30, 2004, the Company did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations. For the three and nine months ended September 30, 2003, Discontinued Operations of $1.8 million and $4.2 million, respectively, included the operations from the dispositions made during the year ended December 31, 2003. See “Note 5—Dispositions” of the Notes to Condensed Consolidated Financial Statements.

Funds from Operations

Funds from operations (“FFO”) for the three and nine months ended September 30, 2004 totaled $38.5 million and $110.2 million, respectively. FFO for the three and nine months ended September 30, 2003 totaled $40.3 million and $120.5 million, respectively. A reconciliation of FFO to net income for each of these periods is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$25,297	$32,212	$74,226	$85,629
Adjustments:
Depreciation on real estate assets	13,153	9,878	35,968	29,603
Other items:
Discontinued operations:
Depreciation on real estate assets	—	286	—	2,032
(Gain) loss on sale of real estate	—	(2,065)	—	3,189

FFO	$38,450	$40,311	$110,194	$120,453

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

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company’s principal sources of liquidity came from cash flow from operations, proceeds received from the sale of properties to Kindred in December 2003, proceeds received from an equity offering of two million shares of the Company’s common stock, proceeds from option exercises and borrowings under the Company’s Second Amended and Restated Security and Guaranty Agreement dated as of April 17, 2002 (the “2002 Credit Agreement”), which was replaced by the 2004 Credit Agreement (defined below) on September 8, 2004.

The Company intends to fund future investments through cash flow from operations, borrowings under the 2004 Credit Agreement, and issuance of secured or unsecured long-term debt or other securities. As of September 30, 2004, the Company had cash and cash equivalents of $3.8 million, restricted cash of $16.8 million, outstanding borrowings of $173.5 million under the Company’s revolving credit facility under the 2004 Credit Agreement and unused revolving credit availability of $125.7 million.

Cash Flows from Operating Activities

Cash flows from operating activities were $124.6 million and $107.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase primarily resulted from operating income that was higher for the nine months ended September 30, 2004, after excluding the effect of the non-cash $20.2 million offset to operating expenses for the nine months ended September 30, 2003.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2004 were $280.1 million and consisted primarily of the Company’s investments acquired during 2004. Net cash provided by investing activities for the nine months ended September 30, 2003 was $81.6 million and includes $61.2 million in net proceeds from the sale of real estate and $20.2 million in proceeds from the sale of Kindred Common Stock.

As part of its acquisitions, the Company assumed non-recourse property-level debt. The total value of the debt assumed in connection with these transactions was $105.6 million. The net book value of the property encumbered by the assumed debt is $133.0 million as of September 30, 2004. See “Note 6—Borrowing Arrangements” of the Notes to Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2004 totaled $77.2 million and consisted primarily of net borrowings of $173.5 million under the 2004 Credit Agreement, proceeds from the issuance of common stock of $75.8 million (inclusive of $16.9 million in proceeds from option exercises) offset by $103.5 million of cash dividend payments to stockholders (consisting of the fourth quarter 2003 dividend and the first, second, and third quarter 2004 dividends). Net cash used in financing activities for the nine months ended September 30, 2003 totaled $181.8 million and included net borrowings of $26.5 million under the revolving credit facility, a $37.4 million payment in settlement of the repurchase of $0.8 million of 8¾% Senior Notes due 2009 of Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (“Ventas Capital,” and together with Ventas Realty, the “Issuers”) (the “2009 Notes”) and $33.2 million of 9% Senior Notes due 2012 of the Issuers (the “2012 Notes,” and together with the 2009 Notes and the 2014 Notes (defined below), the “Senior Notes”) on December 31, 2002, full repayment on the United States Settlement of $46.6 million and $80.2 million of cash dividend payments (consisting of the fourth quarter 2002 dividend and the first, second and third quarter 2003 dividends).

In order to continue to qualify as a REIT, the Company must make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (excluding net capital gain). The Company intends to pay dividends of

$1.30 per share for 2004, but not less than 100% of the Company’s taxable income for 2004. The Company declared its first quarterly dividend for 2004 of $0.325 per share on February 26, 2004, which was paid in cash on March 25, 2004 to stockholders of record on March 15, 2004. The Company declared its second quarterly dividend for 2004 of $0.325 per share on May, 2004, which was paid in cash on June 24, 2004 to stockholders of record on June 7, 2004. The Company declared its third quarterly dividend for 2004 of $0.325 per share on September 9, 2004, which was paid in cash on September 30, 2004 to stockholders of record on September 20, 2004. As a REIT, the Company is required to distribute to its stockholders 90% of its taxable income. Although the Company currently intends to distribute 100% or more of its taxable income for 2004 in quarterly installments, there can be no assurance that it will do so or as to when the remaining distributions will be made.

The Company anticipates that it generally will have sufficient cash or liquid assets to enable it to satisfy the 90% distribution requirement. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation.

For purposes of the required REIT distributions, the Company’s taxable income may vary significantly from historical results and from current income determined in accordance with GAAP depending on a variety of factors. Under certain circumstances, the Company may be required to make distributions in excess of FFO in order to meet such distribution requirements. In the event that timing differences or cash needs occur, the Company may find it necessary to borrow funds or to issue equity securities (there being no assurance that it will be able to do so) or, if possible, to pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable it to meet the REIT distribution requirements. The Company’s ability to engage in certain of these transactions may be restricted in certain circumstances by the terms of the 2004 Credit Agreement and the indentures (each, an “Indenture”) governing the Senior Notes. If so restricted, such transaction would likely require the consent of the “Required Lenders” under the 2004 Credit Agreement and/or the holders of a majority in principal amount each series of the outstanding senior notes, and there can be no assurance that such consents would be obtained. In addition, the failure or inability of Kindred to make rental payments under the Kindred Master Leases would materially impair the ability of the Company to make distributions. Consequently, there can be no assurance that the Company will be able to make distributions at the required distribution rate or any other rate.

The Company has a universal shelf registration statement on Form S-3 pursuant to which it may publicly offer and sell common stock, preferred stock, debt securities, depository shares and warrants from time to time at prices and on terms to be determined at the time of relevant offerings. On March 15, 2004, the Company completed the sale of two million shares of the Company’s common stock in an underwritten public offering under the Company’s universal shelf registration statement. The Company received $51.1 million in net proceeds from, which it used to repay indebtedness under the 2002 Credit Agreement and for general corporate purposes, including the funding of acquisitions. As of September 30, 2004, $599.1 million aggregate offering price of securities remained available for offering under the Company’s universal shelf registration statement. The Company believes that the shelf registration statement will provide greater flexibility to raise debt and equity financing in order to implement its diversification strategy.

During the nine months ended September 30, 2004, the Company received $16.9 million in proceeds from the exercise of approximately 1.2 million stock options with a weighted average strike price of approximately $14.33.

During the nine months ended September 30, 2004, approximately 327,000 shares of the common stock of the Company have been purchased under the Company’s Distribution Reinvestment and Stock Purchase Plan for approximately $7.8 million.

Except for the Company’s medical office buildings, capital expenditures to maintain and improve the leased properties generally will be incurred by the Company’s tenants. Accordingly, the Company does not believe that it will incur any major expenditures in connection with these leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, the Company anticipates that any expenditures relating to the maintenance of leased properties for which it may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company’s liquidity may be affected adversely. The Company’s ability to borrow funds may be restricted in certain circumstances by the 2004 Credit Agreement and the Indentures.

Debt Compliance

ET Sub-Woodbridge, L.P., an indirect subsidiary of the Company acquired by the Company pursuant to the ElderTrust Transaction, is the obligor under the Woodbridge Bonds (defined below). An event of default by ET Sub-Woodbridge, L.P. has existed under the Mortgage loan to Senior LifeChoice of Kimberton, L.P. from Chester County Industrial Development Authority dated as of September 1, 1995, in the original principal amount of $9.1 million due September 2025, bearing interest at 8.50% (the “Woodbridge 2025 Notes”) and the Mortgage loan to Senior LifeChoice of Kimberton, L.P. from Chester County Industrial Development Authority, dated as of September 1, 1995, in the original principal amount of $0.9 million due September 2005, bearing interest at 8.00% (the “Woodbridge 2005 Notes” and, together with the Woodbridge 2025 Notes, the “Woodbridge Bonds”) since 2002. The event of default is the result of the failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00:1.00 on the compliance date. The Company believes that the bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. The Company has not received a formal waiver from the Trustee with respect to such event of default. However, the Company believes that the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Company expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.2 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

Recent Developments Regarding Liquidity

6 5/8% Senior Notes Due 2014

On October 15, 2004, the Issuers completed the offering of $125 million aggregate principal amount of 6-5/8% Senior Notes due October 15, 2014 (the “2014 Notes”). The Company used the net proceeds from the offering of the 2014 Notes to repay a portion of its indebtedness under the 2004 Credit Agreement.

The 2014 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by certain of the Company’s current and future subsidiaries (collectively, the “Guarantors”) as described in the indenture governing the 2014 Notes (the “2014 Indenture”). The 2014 Notes are part of the general unsecured obligations of the Company, the Guarantors and the Issuers, rank equal in right of payment with all existing and future senior obligations of the Company, the Guarantors and the Issuers, and rank senior to all existing and future unsecured indebtedness of the Company, the Guarantors and the Issuers. However, the 2014 Notes are effectively subordinated to all borrowings under the 2004 Credit Agreement with respect to the assets securing obligations thereunder. In addition, the 2014 Notes are structurally subordinated to a collateralized mortgage backed securities loan approximating $213.3 million as of September 30, 2004.

The 2014 Notes may be redeemed in whole at any time, or in part from time to time (i) prior to October 15, 2009 at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium described in the 2014 Indenture and (ii) on or after October 15, 2009 at varying redemption prices set forth in the 2014 Indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, the Issuers may redeem up to 35% of the 2014 Notes prior to October 15, 2007 with the net cash proceeds from certain equity offerings at a redemption price equal to 106.625% of the principal amount of the 2014 Notes plus accrued and unpaid interest thereon to the redemption date. If the Company experiences certain kinds of changes of control, as described in the 2014 Indenture, the Issuers must make an offer to repurchase the 2014 Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s and S&P have confirmed their ratings at Ba3 or higher and BB- or higher of the 2014 Notes and certain other conditions are met as set forth in the 2014 Indenture, this repurchase obligation will not apply.

The 2014 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries (collectively, the “Restricted Group”) to, among other things (i) incur debt, (ii) incur secured debt, (iii) make certain dividend payments, distributions and investments, (iv) enter into certain transactions, including transactions with affiliates, (v) subject the Company’s subsidiaries to restrictions on dividends or other payments to the Company, (vi) merge, consolidate or transfer all or substantially all of the Restricted Group’s assets and (vii) sell assets. These covenants are subject to certain exceptions and qualifications as described in the 2014 Indenture. The Restricted Group is also required to maintain total unencumbered assets of at least 150% of the Restricted Group’s unsecured debt.

2004 Credit Agreement

On September 8, 2004, the Company, as guarantor, and Ventas Realty, as borrower, entered into the Third Amended and Restated Credit, Security and Guaranty Agreement with the lenders and agents identified therein (the “2004 Credit Agreement”).

The 2004 Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility and term loan under the 2002 Credit Agreement. Subject to the terms of, and the satisfaction of, certain conditions set forth in, the 2004 Credit Agreement, Ventas Realty has the option to increase its borrowing capacity under the 2004 Credit Agreement (in the form of term and/or revolving loans) to an amount not to exceed $450.0 million. Initial borrowings under the 2004 Credit Agreement were used to refinance all of the amounts outstanding under the 2002 Credit Agreement.

The outstanding aggregate principal balance of the Revolving Credit Facility and term loan, if any, may not collectively exceed either (a) the Borrowing Base (as described below) or (b) $300 million (or such greater amount if Ventas Realty increases its borrowing capacity as described in the preceding paragraph). As of September 30, 2004, the outstanding principal balance under the Revolving Credit Facility (excluding outstanding letters of credit of $0.5 million) was $173.5 million and there was no term loan.

Amounts under the Revolving Credit Facility may be borrowed and reborrowed from time to time, subject to the conditions set forth in the 2004 Credit Agreement; provided, however, that the Revolving Credit Facility matures and must be repaid in full on September 8, 2007 subject to extension.

Borrowings outstanding under the 2004 Credit Agreement bear interest at an Applicable Percentage over either (i) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate (as defined in the 2004 Credit Agreement) in effect for the relevant period, plus one half of one percent (0.5%) or (b) the Prime Rate (as defined in the 2004 Credit Agreement) in effect for the relevant period (the “Base Rate”) or (ii) a fluctuating LIBOR-based rate per annum (the “Eurodollar Rate”). With respect to revolving loans under the Revolving Credit Facility. The Applicable Percentage is based on the Consolidated Leverage Ratio (as defined in the 2004 Credit Agreement) as follows:

Pricing Level	Consolidated Leverage Ratio	Applicable Percentage for Eurodollar Rate Loans	Applicable Percentage for Base Rate Loans
I	>55% but ≤ 60%	1.75%	0.50%
II	>50% but ≤ 55%	1.60%	0.35%
III	>45% but ≤ 50%	1.45%	0.20%
IV	>30% but ≤ 45%	1.25%	0.00%
V	≤ 30%	1.05%	0.00%

The Consolidated Leverage Ratio is generally the ratio of Consolidated Total Liabilities (as defined in the 2004 Credit Agreement) of the Company and its consolidated subsidiaries measured on the last day of the applicable fiscal quarter, to Consolidated Gross Asset Value (as defined in the 2004 Credit Agreement) of the Company and its consolidated subsidiaries measured on the last day of the applicable fiscal quarter. The Applicable Percentage as of the period ended September 30, 2004 was based on pricing level IV.

Loans outstanding under the 2004 Credit Agreement are pre-payable without premium or penalty, provided that loans bearing interest at the Eurodollar Rate are subject to customary “breakage” costs if repaid prior to the end of an interest period. Ventas Realty has agreed to pay various fees in connection with the 2004 Credit Agreement, including without limitation, issuance fees for letters of credit and commitment fees for amounts committed under the Revolving Credit Facility. Ventas Realty may permanently reduce or terminate the total committed amount of the Revolving Credit Facility, subject to the conditions set forth in the 2004 Credit Agreement.

The Company (and any other owner of mortgaged property securing Ventas Realty’s obligations under the 2004 Credit Agreement from time to time) has guaranteed Ventas Realty’s obligations under the 2004 Credit Agreement. Such obligations are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral from time to time. Currently, 46 real properties owned or leased by Ventas Realty are mortgaged to secure the 2004 Credit Agreement (the “Borrowing Base Properties”). As of September 30, 2004, the net book value of these Borrowing Base Properties was $117.0 million. All Borrowing Base Properties are leased to Kindred pursuant to Kindred Master Lease No. 1.

The Borrowing Base under the 2004 Credit Agreement is, as determined at any time, an amount equal to the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the Borrowing Base Properties, plus (ii) one hundred percent (100%) of amounts on deposit in certain cash collateral or pledged accounts. The aggregate principal amount of the obligations outstanding under the 2004 Credit Agreement (including the revolving loans under the Revolving Credit Facility and the term loan, if any) may not at any time exceed the Borrowing Base. As of September 30, 2004, the Borrowing Base was $299.7 million, and the outstanding aggregate principal balance of the obligations under the 2004 Credit Agreement (excluding outstanding letters of credit of $0.5 million) was $173.5 million, and the remaining availability under the 2004 Credit Agreement was $125.7 million. Ventas Realty may at any time include additional real estate assets (which must satisfy certain conditions set forth in the 2004 Credit Agreement) in the Borrowing Base to increase its remaining availability, up to the Total Commitments. Subject to the terms and conditions set forth in the 2004 Credit Agreement, Ventas Realty may also obtain a release of various Borrowing Base Properties from the liens and security interests encumbering such properties.

The 2004 Credit Agreement contains a number of restrictive covenants, including, without limitation, covenants pertaining to (i) the incurrence of additional indebtedness; (ii) limitations on liens; (iii) customary restrictions on certain dividends, distributions and other payments, (iv) mergers, sales of assets and other transactions; (v) requirements regarding the maintenance of certain (a) consolidated leverage ratios, (b) consolidated fixed charge coverage ratios and (c) consolidated adjusted net worth; (vi) transactions with affiliates; (vii) permitted business and development activities and uses of loan proceeds; and (viii) changes to material agreements. The 2004 Credit Agreement contains various potential events of default and is, among other things, cross-defaulted with certain other indebtedness and obligations of Ventas Realty and the Company.

Contractual Obligations

The following table summarizes the effect that minimum debt payments (which includes principal and interest payments) and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods as of September 30, 2004. Long-term debt obligations include the impact of the debt assumed from the ElderTrust Transaction, the Brookdale Transaction and the acquisitions completed in the third quarter of 2004.

Payments due by Period	Total	2004		2005	2006		2007	2008	Thereafter
Long-term debt obligations(1)(2)	$1,172,261	$23,622	(3)	$58,859	$272,631	(4)	$220,726	$40,116	$556,307	(5)
Obligations under the 2003-2008 Swap(2)	21,133	2,774		8,931	5,827		2,926	675	—
Operating lease obligations	1,455	91		379	404		367	214	—

Total	$1,194,849	$26,487		$68,169	$278,862		$224,019	$41,005	$556,307

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the 2003-2008 Swap (defined below) were based on forward rates obtained as of September 30, 2004.
(3)	Includes $9.5 million, representing the full amount payable by the Company should the Bondholders call the Woodbridge Bonds as a result of the event of default.
(4)	Includes a $206.4 million balloon payment due December 2006 on the CMBS Loan (defined below).
(5)	Includes the maturity of $174.2 million of the 2009 Notes and $191.8 million of the 2012 Notes.

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

The Company receives revenue primarily by leasing its assets under leases that are long-term triple net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. The Company also earns revenue from the THI Mezzanine Loan. The Company’s obligations under the 2004 Credit Agreement are (and its obligations under the Company’s prior credit agreements were) floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See “Note 6—Borrowing Arrangements” of the Notes to the Condensed Consolidated Financial Statements. The general fixed nature of the Company’s assets and the variable nature of the Company’s obligations create interest rate risk. If interest rates were to rise significantly, the Company’s lease and other revenue might not be sufficient to meet its debt obligations. In order to mitigate this risk, on September 28, 2001, the Company entered into an interest rate swap agreement (the “2003-2008 Swap”) in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008. The 2003-2008 Swap is treated as a cash flow hedge for accounting purposes. The 2003-2008 Swap is with a highly rated counterparty in which the Company pays a fixed rate of 5.385% and receives LIBOR from the counterparty. On December 11, 2003, the notional amount of the swap for the period December 11, 2003 through June 29, 2006 was reduced from $450.0 million to $330.0 million. The notional amount of the 2003-2008 Swap is scheduled to decline from $330.0 million as follows:

Notional Amount	Date
$ 300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

At December 31, 2003, the 2003-2008 Swap was reported at its fair value as a $27.9 million liability in the Condensed Consolidated Balance Sheet. At September 30, 2004, the 2003-2008 Swap was reported at its fair value as a $21.1 million liability in the Condensed Consolidated Balance Sheet. In each case, the offsetting adjustment was reported in Accumulated Other Comprehensive Loss.

In accordance with the terms of the Loan and Security Agreement dated as of December 21, 2001 under which Ventas Finance obtained a loan in the original principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc., on December 11, 2001, Ventas Finance purchased an interest rate cap from a highly rated counterparty (the “Buy Cap”). Because the Company already hedged its consolidated interest rate risk, on December 11, 2001 the Company sold an interest rate cap (the “Sell Cap”) for the same notional value ($225.0 million) and on the same terms (5 year amortizing 8% LIBOR cap) as the Buy Cap. If LIBOR should exceed the 8% cap, the Sell Cap would require the Company to pay the counterparty and the Buy Cap would require the counterparty to pay Ventas Finance for the interest accruing in excess of the 8% LIBOR cap. The Buy Cap and the Sell Cap are shown separately as an asset and a liability on the Company’s balance sheet, respectively. The Company believes that the economic substance of the Buy Cap offsets the net cash flow exposure of the Sell Cap.

At September 30, 2004 and December 31, 2003, the Buy and Sell Caps were reported at their fair value in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. In each case, offsetting adjustments for each of these instruments are reported in the Company’s income statement for the relevant period and net to zero.

When interest rates rise, the interest rate swaps increase in fair value to the Company and when interest rates fall, the interest rate swaps decline in fair value to the Company. Similarly, when interest rates increase, the Buy Cap increases in fair value and the Sell Cap decreases in fair value. As of December 31, 2003 and September 30, 2004, the 2003-2008 Swap was in an unrealized loss position to the Company. Generally, interest rate swap agreements with longer terms evidence greater dollar values of variation when interest rates change.

As of September 30, 2004, the Company also had outstanding the 2009 Notes which bear fixed rate interest at 8 3/4% and the 2012 Notes which bear fixed rate interest at 9%. At each of December 31, 2003 and September 30, 2004, these notes were reported in the Company’s Balance Sheet as of the applicable date as a liability in an amount equal to their respective then outstanding principal amounts, which was, as of both dates, $174.2 million in the case of the 2009 Notes and $191.8 million in the case of the 2012 Notes. In conjunction with certain acquisitions, the Company assumed approximately $96.3 million in additional fixed rate debt. When interest rates rise, the Company’s fixed rate debt increases in fair value and when interest rates fall, the Company’s fixed rate debt declines in fair value.

To highlight the sensitivity of the interest rate swap, interest rate caps and fixed rate debt to changes in interest rates, the following summary shows the impact on the fair value of such items of a hypothetical instantaneous change of 100 basis points (BPS) of interest rates as of December 31, 2003 (in thousands):

	2003-2008 Swap	Sell Cap	Buy Cap	Fixed Rate Debt
Notional amount	$330,000	$220,112	$220,112	N/A
Book value	N/A	N/A	N/A	$(366,038)
Fair value to the Company	(27,868)	(390)	390	(405,563)
Fair value to the Company reflecting change in interest rates:
-100 BPS	(40,364)	(106)	106	(427,663)
+100 BPS	(15,906)	(981)	981	(384,922)

In order to illustrate the changes to the sensitivity of the interest rate swap, interest rate caps and fixed rate debt since December 31, 2003, the following summary shows the impact on the fair value of such items of a hypothetical instantaneous change of 100 basis points (BPS) of interest rates as of September 30, 2004 (in thousands):

	2003-2008 Swap	Sell Cap	Buy Cap	Fixed Rate Debt
Notional amount	$330,000	$218,028	$218,028	N/A
Book value	N/A	N/A	N/A	$(457,616)
Fair value to the Company	(21,133)	(20)	20	(504,506)
Fair value to the Company reflecting change in interest rates:
-100 BPS	(31,031)	(1)	1	(532,124)
+100 BPS	(11,594)	(114)	114	(479,142)

The fair value of the interest rate swap, interest rate caps, and fixed rate debt is based on information provided by third parties. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

The Company had approximately $274.5 million of variable rate debt outstanding as of December 31, 2003 and approximately $396.2 million of variable rate debt outstanding as of September 30, 2004. The increase in the Company’s outstanding variable rate debt from December 31, 2003 is primarily attributable to the funding of acquisitions. The 2003-2008 Swap effectively hedges $330.0 million of the Company’s outstanding variable rate debt. Any amounts of variable rate debt in excess of $330.0 million is subject to interest rate changes. As of December 31, 2003, there was no cash flow impact from the fluctuation of interest rates on variable rate debt since the Company hedged 100% of its variable rate debt. As of September 30, 2004, assuming the $66.2 million of variable rate debt subject to interest rate changes is outstanding for an entire year, a hypothetical increase of 100 basis points in interest rates on the $66.2 million of variable rate debt would result in increased annual interest expense of $0.7 million. The carrying value of the Company’s variable rate debt approximates fair value.

The Company’s management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies. The Company’s market risk sensitive instruments are not entered into for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004. Based upon that evaluation, each of the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in “Note 8–Litigation” of the Notes to our Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there has been no material change in the status of the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

4.1	Indenture, dated October 15, 2004, by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 15, 2004).

4.2	Registration Rights Agreement, dated as of October 15, 2004, by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and Ban of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 15, 2004).

10.1	Third Amended and Restated Credit, Security and Guaranty Agreement, dated as of September 8, 2004, among Ventas Realty, as borrower, the Company and certain subsidiaries of the Company identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as Administrative Agent and Issuing Bank for the Letters of Credit thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Syndication Agents, and Calyon New York Branch, JPMorgan Chase Bank and Citicorp North America, Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2004 (the “September 2004 Form 8-K”)).

10.2	First Amendment to Amended and Restated Open-End Mortgage, Assignment of Rents and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Mortgagor, and Bank of America, N.A., in its capacity as Administrative Agent, as Mortgagee (incorporated by reference to Exhibit 10.2 to the September 2004 Form 8-K).

10.3	First Amendment to Amended and Restated Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Grantor, and Bank of America, N.A., in its capacity as Administrative Agent, as Beneficiary (incorporated by reference to Exhibit 10.3 to the September 2004 Form 8-K).

10.4	First Amendment to Amended and Restated Assignment of Leases and Rents dated as of September 8, 2004 between Ventas Realty, as Assignor, and Bank of America, N.A., in its capacity as Administrative Agent, as Assignee (incorporated by reference to Exhibit 10.4 to the September 2004 Form 8-K).

10.5	Schedule of Agreements Substantially Identical in All Material Respects to Agreements Filed as Exhibits 10.2, 10.3 and 10.4 pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.5 to the September 2004 Form 8-K).

10.6	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.6 to the September 2004 Form 8-K).

10.7	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.7 to the September 2004 Form 8-K).

10.8	Form of Ventas, Inc. Stock Option Agreement under the Ventas, Inc. 2000 Incentive Compensation Plan for Employees.

10.9	Form of Ventas, Inc. Restricted Stock Agreement under the Ventas, Inc. 2000 Incentive Compensation Plan for Employees.

10.10	Form of Ventas, Inc. Stock Option Agreement under the Ventas, Inc. 2004 Stock Plan for Directors.

10.11	Form of Ventas, Inc. Restricted Stock Agreement under the Ventas, Inc. 2004 Stock Plan for Directors.

10.12	Ventas Nonemployee Director Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

10.13	Ventas Executive Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

10.14	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

10.15	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

Reports on Form 8-K

On July 6, 2004, the Company filed, pursuant to Item 5, and furnished, pursuant to Item 9, a Current Report on Form 8-K announcing that (i) Standard & Poor’s Rating Services raised its corporate credit ratings on the Company and certain of its affiliates to “BB” from “BB-” and revised the outlook on the Company to stable from positive and (ii) that the Company would issue its second quarter 2004 earnings on Tuesday, July 27, 2004.

On July 28, 2004, the Company furnished, pursuant to Items 7, 9 and 12, a Current Report on Form 8-K announcing its results of operations and financial condition as of and for the quarter ended June 30, 2004.

On September 13, 2004, the Company filed, pursuant to Items 1.01, 2.03, 5.02, 8.01 and 9.01, a Current Report on Form 8-K announcing that (i) it had entered into the 2004 Credit Agreement and (ii) in connection with the 2004 Credit Agreement, it had entered into both a Lease Severance and Amendment Agreement and Master Lease Agreement No. 1a, in each case with Kindred Healthcare, Inc. and Kindred Healthcare Operating Inc., relating to the release of certain properties from the collateral for the 2004 Credit Agreement.

The Company has also filed three Current Reports on Form 8-K from September 30, 2004 to date:

On October 12, 2004, the Company filed, pursuant to Items 8.01 and 9.01, a Current Report on Form 8-K announcing (i) its intention to offer, in a private placement, up to $125 million of the 2014 Notes to be issued by the Issuers and (ii) the pricing of its private offering of the 2014 Notes of the Issuers.

On October 15, 2004, the Company filed, pursuant to Items 1.01, 2.03 and 9.01, a Current Report on Form 8-K announcing that it had entered into the 2014 Indenture and a registration rights agreement in connection with the completion of its private offering of the 2014 Notes of the Issuers.

On October 28, 2004, the Company furnished, pursuant to Items 2.02 and 9.01, a Current Report on Form 8-K announcing its results of operations and financial condition as of and for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2004

VENTAS, INC.

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture, dated October 15, 2004, by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 15, 2004).

4.2	Registration Rights Agreement, dated as of October 15, 2004, by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and Ban of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 15, 2004).

10.1	Third Amended and Restated Credit, Security and Guaranty Agreement, dated as of September 8, 2004, among Ventas Realty, as borrower, the Company and certain subsidiaries of the Company identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as Administrative Agent and Issuing Bank for the Letters of Credit thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Syndication Agents, and Calyon New York Branch, JPMorgan Chase Bank and Citicorp North America, Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2004 (the “September 2004 Form 8-K”)).

10.2	First Amendment to Amended and Restated Open-End Mortgage, Assignment of Rents and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Mortgagor, and Bank of America, N.A., in its capacity as Administrative Agent, as Mortgagee (incorporated by reference to Exhibit 10.2 to the September 2004 Form 8-K).

10.3	First Amendment to Amended and Restated Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Grantor, and Bank of America, N.A., in its capacity as Administrative Agent, as Beneficiary (incorporated by reference to Exhibit 10.3 to the September 2004 Form 8-K).

10.4	First Amendment to Amended and Restated Assignment of Leases and Rents dated as of September 8, 2004 between Ventas Realty, as Assignor, and Bank of America, N.A., in its capacity as Administrative Agent, as Assignee (incorporated by reference to Exhibit 10.4 to the September 2004 Form 8-K).

10.5	Schedule of Agreements Substantially Identical in All Material Respects to Agreements Filed as Exhibits 10.2, 10.3 and 10.4 pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.5 to the September 2004 Form 8-K).

10.6	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.6 to the September 2004 Form 8-K).

10.7	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.7 to the September 2004 Form 8-K).

10.8	Form of Ventas, Inc. Stock Option Agreement under the Ventas, Inc. 2000 Incentive Compensation Plan for Employees.

10.9	Form of Ventas, Inc. Restricted Stock Agreement under the Ventas, Inc. 2000 Incentive Compensation Plan for Employees.

10.10	Form of Ventas, Inc. Stock Option Agreement under the Ventas, Inc. 2004 Stock Plan for Directors.

10.11	Form of Ventas, Inc. Restricted Stock Agreement under the Ventas, Inc. 2004 Stock Plan for Directors.

10.12	Ventas Nonemployee Director Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

10.13	Ventas Executive Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

10.14	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

10.15	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-118944).

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.