Form 10-K
period 2004-12-31
VENTAS INC
filed 2005-03-01
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10989

VENTAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10350 Ormsby Park Place, Suite 300, Louisville, Kentucky 40223

(Address of Principal Executive Offices) (Zip Code)

(502) 357-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.25 per share	New York Stock Exchange

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

The aggregate market value of shares of the Registrant’s common stock, par value $0.25 per share (“Common Stock”), held by non-affiliates of the Registrant as of June 30, 2004 was approximately $1.9 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 25, 2005, 84,789,533 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation: (a) the ability and willingness of Kindred Healthcare, Inc. and certain of its affiliates (collectively, “Kindred”) to continue to meet and/or perform their obligations under their contractual arrangements with us, including without limitation the lease agreements and various agreements entered into by us and Kindred at the time of our spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001; (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend us for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off; (c) the ability of Kindred and our other operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with us and their existing credit agreements; (d) our success in implementing our business strategy and our ability to identify, underwrite, consummate and integrate diversifying acquisitions or investments; (e) the nature and extent of future competition; (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (g) increases in our cost of borrowing; (h) the ability of our operators to deliver high quality care and to attract patients; (i) the results of litigation affecting us; (j) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (k) our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due; (l) the movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement; (m) our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations; (n) final determination of our taxable net income for the year ended December 31, 2004 and for the year ending December 31, 2005; (o) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; and (p) the impact on the liquidity, financial condition and results of operations of Kindred and our other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of Kindred and our other operators to accurately estimate the magnitude of these liabilities. Many of these factors are beyond the control of our management.

Kindred Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Annual Report on Form 10-K is derived from filings made by Kindred with the Commission or other publicly available information, or has been provided by Kindred. We have not verified this information either through an independent investigation or by reviewing Kindred’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s publicly available filings from the Commission.

PART I

ITEM 1.    Business

BUSINESS

Overview

We are a healthcare REIT incorporated in Delaware in 1985. We own a geographically diverse portfolio of healthcare and senior housing facilities which, as of December 31, 2004, consisted of 201 skilled nursing facilities, 40 hospitals, 30 senior housing facilities, and 16 other facilities in 39 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute-net” leases. As of December 31, 2004, Kindred leased 225 of our facilities. As of December 31, 2004, we also had real estate loan investments relating to 25 healthcare and senior housing facilities.

We operate through one segment, which consists of financing, owning and leasing healthcare-related and senior housing facilities. See our Consolidated Financial Statements and notes thereto, including “Note 2—Summary of Significant Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Our business strategy is comprised of two primary objectives: diversifying our portfolio of properties and increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, facility type and reimbursement source. We intend to invest in or acquire additional healthcare-related and/or senior housing assets across a wide spectrum.

Portfolio of Properties

As of December 31, 2004, we conducted substantially all of our business through Ventas Realty, Limited Partnership, a wholly owned operating partnership (“Ventas Realty”), Ventas Finance I, LLC, a wholly owned limited liability company (“Ventas Finance”), and ElderTrust Operating Limited Partnership, an operating partnership in which we own 99.6% of the partnership units (“ETOP”). As of December 31, 2004: Ventas Realty owned 38 of our hospitals, 157 of our skilled nursing facilities and 26 of our senior housing and other facilities; Ventas Finance owned 39 of our skilled nursing facilities; and ETOP owned five of our skilled nursing facilities, 10 of our senior housing facilities and three other facilities. We and certain of our other subsidiaries owned the remaining nine facilities.

The following table provides an overview of our portfolio of healthcare properties and investments as of and for the year ended December 31, 2004:

	As of and For the Year Ended December 31, 2004
Portfolio by Type	# of Properties	# of Beds/Units	Revenue (a)		Percent of Total Revenues		Original Investment	Percent of Original Investment	Original Investment Per Bed/Unit	Number of States (b)
	(dollars in thousands)
Healthcare Properties
Skilled nursing facilities	201	25,532	$135,854		57.4%		$833,088	55.1%	$32.6	31
Hospitals	40	3,557	70,517		29.8%		319,298	21.1%	89.8	19
Senior housing facilities	30	3,684	22,364		9.4%		319,386	21.1%	86.7	13
Other facilities	16	122	4,176		1.7%		40,439	2.7%	nm	4

Total healthcare properties	287	32,895	232,911		98.3%		$1,512,211	100.0%		39

Other Real Estate Investments
Loan receivable	25	1,983	2,958	(c)	1.3%

Total	312	34,878	$235,869		99.6	%(d)

(a)	Includes (i) revenue of $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock in connection with Kindred’s emergence from bankruptcy on April 20, 2001 and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rent under our leases with Kindred and (ii) $0.1 million from subleases under our leases with Kindred.
(b)	As of December 31, 2004, we owned healthcare properties located in 39 states operated by 11 different operators.
(c)	Interest income from our mezzanine loan made to Trans Healthcare, Inc. (“THI”) on November 4, 2002 (the “THI Mezzanine Loan”).
(d)	The remainder of our total revenues is interest and other income.
nm	Not meaningful.

Healthcare Facilities

Skilled Nursing Facilities.    Our skilled nursing facilities typically provide nursing care services to the elderly and rehabilitation and restoration services, including physical, occupational and speech therapies, and other medical treatment for patients and residents who do not require the high technology, care-intensive setting of an acute care or rehabilitation hospital.

Hospitals.    Our hospitals generally are long-term acute care hospitals that serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operator of these hospitals has the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, therefore, due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. Our one 29-bed rehabilitation hospital provides high intensity physical, respiratory, neurological, orthopedic and other treatment protocols for patients during recovery.

Senior Housing Facilities.    Our assisted and independent living facilities offer residential units on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Residents of these facilities are provided meals in a central dining area and engage in group activities organized by the staff. Assisted living residents may also be provided personal supervision and daily assistance with eating, bathing, grooming and administering medication that make it possible for them to live independently.

Other Facilities.    Our other facilities consist of medical office buildings, which offer office space primarily to physicians and other healthcare-related businesses, and personal care facilities, which provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

Other Real Estate Investments

Our THI Mezzanine Loan is secured by equity pledges in entities that own and operate 17 healthcare properties plus liens on four other healthcare properties and interests in three additional properties and a physical therapy business. See “Note 6—Mergers and Acquisitions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Diversification.    Our portfolio is broadly diversified by geographic location, with facilities in one state comprising more than 10% percent of our 2004 total revenues. The following table shows our rental income derived by geographic location for the year ended December 31, 2004:

	For the Year Ended December 31, 2004
	Rental Income (a)	Percent of Total Revenues
	(dollars in thousands)
State
California	$24,079	10.2%
Massachusetts	23,390	9.9%
Indiana	15,762	6.7%
Florida	14,453	6.1%
Kentucky	13,857	5.9%
Ohio	13,837	5.8%
North Carolina	12,420	5.2%
Illinois	11,180	4.7%
Texas	10,682	4.5%
Wisconsin	8,882	3.7%
Other (29 states)	84,369	35.6%

Total	$232,911	98.3	%(b)

(a)	Includes (i) revenue of $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rent under our leases with Kindred and (ii) $0.1 million from subleases under our leases with Kindred.
(b)	The remainder of our total revenues is interest from a loan receivable and interest and other income.

Certificates of Need

As a result of the geographic diversification of our portfolio, a majority of our skilled nursing facilities and hospitals are located in states that have certificate of need (“CON”) requirements. A CON, which is issued by governmental agencies with jurisdiction over healthcare facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator’s ability to expand our properties in certain circumstances.

The following table shows the percentage of our revenues derived by skilled nursing facilities and hospitals in states with and without CON requirements for the year ended December 31, 2004:

	For the Year Ended December 31, 2004
	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	68.8%	53.7%	63.6%
States without CON requirements	31.2%	46.3%	36.4%

Total	100.0%	100.0%	100.0%

Dependence on Kindred

For the years ended December 31, 2004 and 2003, Kindred accounted for approximately 81.2% and 93.5%, respectively, of our total revenues. Our reliance on Kindred is a result of the 1998 Spin Off, in which we transferred to Kindred our previous hospital, nursing facility and ancillary services businesses and we retained substantially all of the real property which we leased to Kindred.

Kindred Master Leases

As of December 31, 2004, we leased 225 of our facilities to Kindred pursuant to our master lease agreements with Kindred (collectively, the “Kindred Master Leases”). Ventas Realty is the lessor under each Kindred Master Lease, except for the Kindred Master Lease entered into with Ventas Finance (the “Kindred CMBS Master Lease”).

Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at an annual rate of 3.5% over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease) if certain Kindred revenue parameters are met. Assuming such Kindred revenue parameters are met, Base Rent due under the Kindred Master Leases will be $198.9 million from May 1, 2005 to April 30, 2006. See “Note 3—Revenues from Properties” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The properties leased to Kindred pursuant to each Kindred Master Lease are grouped into bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years, commencing May 1, 1998, plus renewal options totaling 15 years. Properties are renewable only in bundles.

We have a one-time right under each Kindred Master Lease (the “Reset Right”), exercisable by notice given on or after January 20, 2006 and on or before July 19, 2007, to increase the rent to a then fair market rental rate, commencing as early as July 19, 2006, for a total fee of $4.6 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. The Reset Right generally applies on a lease-by-lease basis, except that the Reset Rights under Master Lease No. 1, Master Lease No. 1A and the Kindred CMBS Master Lease can only be exercised together. If the Reset Right is exercised for any Kindred Master Lease, the annual escalations currently applicable to that lease may be altered or reduced, depending on market conditions at the time. We believe that, based on information currently available to us and current market conditions, if we were entitled to and did exercise the Reset Right, the rent under the Kindred Master Leases would increase, perhaps materially. However, the value of the Reset Right is dependent on a variety of factors and is highly speculative and there can be no assurances regarding the value of the Reset Right. See “Risk Factors—Risks Arising from Our Business—We are dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT.”

Recent Developments

From January 1, 2005 through February 28, 2005, we have invested an additional $49.0 million in healthcare and senior housing assets. The initial cash yield on these investments exceeds 9.0%. The investments consist of an acute care hospital, one assisted living facility, three medical office buildings and a first mortgage loan.

Competition

We compete for real property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower cost of capital than we do. Our ability to continue to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us. See “Risk Factors—Risks Arising from Our Business—We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional healthcare-related and/or senior housing assets” and “Note 7—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The operators of our properties compete on a local and regional basis with other healthcare operators. Their ability to compete successfully for patients at our facilities depends upon several factors, including the quality of care at the facility, the scope of services provided, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our operators’ ability to compete successfully for patients at the properties. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants.”

Employees

As of December 31, 2004, we had 24 full-time employees and one part-time employee. We consider the relationship with our employees to be good.

Insurance

We maintain and/or require in our existing leases that our tenants maintain liability and casualty insurance on the properties and their operations. Under the Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at the related facilities. See “—Dependence on Kindred—Kindred Master Leases.” However, we cannot assure you that Kindred and our other tenants will maintain such insurance, and any failure by Kindred or our other tenants to do so could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required to continue to qualify as a REIT (a “Material Adverse Effect”). We believe that Kindred and our other tenants are in substantial compliance with the insurance requirements contained in their respective leases with us.

We believe that the amount and scope of insurance coverage provided by our own and our tenants’ policies is customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of insurance coverage.

Due to the increase in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums for such insurance coverage has increased dramatically. As a result, many healthcare providers may incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with insurance programs that provide less insurance coverage. Therefore, we cannot assure you that our tenants will continue to carry the insurance coverage required under the terms of their leases with us or that we will continue to require the same levels of insurance under our leases.

Additional Information

We maintain a website at www.ventasreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. In addition, our Guidelines on Governance, the charters for each of our Audit and Compliance, Nominating and Governance and Executive Compensation Committees and our Code of Ethics and Business Conduct are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to Corporate Secretary, Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, KY 40223.

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of our properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. We cannot assure you that adequate reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

The operators of our properties are subject to other extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. These laws authorize periodic inspections and investigations, and identification of deficiencies that, if not corrected, can result in sanctions that include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Certificates of Need

Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. A CON is issued by governmental agencies with jurisdiction over healthcare facilities and is at times required for expansion of existing facilities, construction of new facilities, addition of beds, and acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator’s ability to expand our properties in certain circumstances.

In the last several years, in response to mounting Medicaid budget deficits, many states have begun to tighten CON controls, including the imposition of moratoriums on new nursing facilities and hospitals. Some states have also increased controls over licensing and change-of-ownership rules.

In the event that any operator of our properties fails to make rental payments to us or to comply with the applicable healthcare regulations, and, in either case, the operator or its lenders fail to cure the default prior to the expiration of the applicable cure period, our ability to evict that operator and substitute another operator or operators may be materially delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on our ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. In addition, we may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect the operators of our properties. The federal laws include:

•	The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs.

•	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law”), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) or Medicaid have ownership interests or certain other financial arrangements.

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

•	The Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent acts.

•	The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as minimum staffing levels, criminal background checks, and limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare related crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

Long-Term Acute Care Hospitals

Substantially all of our hospitals are operated as long-term acute care hospitals (“LTACs”), which are hospitals that have a Medicare average length of stay greater than 25 days. Our hospitals are freestanding facilities and we do not own any “hospitals within hospitals.” In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with us.

Skilled Nursing Facilities

The operators of our skilled nursing facilities (“SNFs”) generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing facilities. A loss of licensure or certification could adversely affect a nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with us.

Assisted Living Facilities

Assisted living facilities (“ALFs”) provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within ALFs by home health providers, close coordination with the resident’s physician and skilled nursing facilities. ALFs are subject to relatively few federal regulations. Instead, they are regulated mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of ALFs around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of ALFs. So far Congress has deferred to state regulation of ALFs. As a result of the increased federal scrutiny along with the rapid increase in the number of ALFs, some states have revised and strengthened their regulation of ALFs. More states are expected to do the same in the future.

Any significant expansion in the number or type of, or a violation of any of, these federal, state or local laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Balanced Budget Act (“BBA”), which contained extensive changes to the Medicare and Medicaid programs, including substantial reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and SNFs, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	Beginning on October 1, 2003, the Center for Medicare & Medicaid Services (“CMS”) instituted a one-time “administrative fix” to increase SNF payment rates by 3.26%; and

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”, sometimes referred to as the “Drug Bill”).

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and nursing homes.

The Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on the liquidity, financial condition or results of operations of our operators and tenants, which could have a material adverse effect on their ability to make rental payments and which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The BBA mandated the creation of a prospective payment system for LTACs (“LTAC PPS”), which became effective on October 1, 2002 for LTAC cost report periods commencing on or after October 1, 2002. LTACs have transitioned or are currently transitioning to LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs.

Under LTAC PPS, LTACs are no longer reimbursed on a reasonable cost basis that reflects costs incurred, but rather on a predetermined rate. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.

For LTACs that have filed cost reports before October 1, 2002, a five-year phase-in period has been implemented to gradually transition such LTACs from cost-based reimbursement to 100% federal prospective payment under LTAC PPS. At the beginning of any cost reporting period during the phase-in, such LTACs may exercise a one-time, non-revocable election to transition fully to LTAC PPS rate. Kindred has stated that it has fully transitioned 62 of its 64 LTACs to the LTAC PPS rates.

According to CMS, LTAC PPS is required by law to be “budget neutral,” which means that total payments under LTAC PPS must equal the amount that would have been paid if the system had not been implemented. As such, budget neutrality adjustments will continue to reduce total Medicare payments made under the system until all facilities have been fully phased-in to the new system.

Updates to the LTAC PPS payment rates are published annually for the LTAC rate year (July 1 through June 30). However, annual updates to the LTAC PPS classification system and its relative weighting system (LTC-DRGs) will continue to coincide with the federal fiscal year (October 1 to September 30) as with the prospective payment system for short-term acute care hospitals (DRGs).

On May 7, 2004, CMS published a final rule updating the LTAC PPS payment rates for the 2005 rate year (July 1, 2004 through June 30, 2005). Under this final rule, LTACs received a 3.1% increase in Medicare payments starting July 1, 2004. In the final rule, CMS further increased LTAC PPS rates by reducing the negative budget neutrality adjustment to 0.5% from 6.0%. The final rule also reduced the threshold for cases to qualify for additional outlier payments, expanded the interrupted stay policy to include all readmissions within three days to result in only one payment to the LTAC instead of the two payments the LTAC would have received prior to the final rule, and set forth the requirements for satellites and remote locations of long-term care hospitals to qualify for separate hospital certification.

On August 2, 2004, CMS published a final rule updating the LTC-DRG categorization system for LTAC PPS for the 2005 federal fiscal year (October 1, 2004 through September 30, 2005). The final rule revised the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG. The final rule also revised the minimum average length of stay requirements for each LTC-DRG necessary to receive full payment under the system.

On January 28, 2005, CMS issued a proposed rule to update LTAC PPS payment rates for the 2006 rate year (July 1, 2005 through June 30, 2006). Under this proposed rule, LTACs will receive a 3.1% increase in Medicare payments starting July 1, 2005. CMS further proposed reducing the negative budget neutrality adjustment resulting in a 0.3% increase in LTAC PPS rates starting July 1, 2005. The proposed rule further reduces the threshold for cases to qualify for additional outlier payments. If this rule becomes final, the combined effective increase in fiscal year 2006 Medicare rates for LTACs would be 5.5%.

The proposed rule also indicates that research is to be conducted to determine the feasibility of implementing the recommendations of the Medicare Payment Advisory Commission to more clearly define the role of LTACs in the inpatient continuum of care by establishing facility and patient criteria and for Medicare’s Quality Improvement Organizations to play a larger role in reviewing LTAC admissions for medical necessity and for compliance with any facility and patient criteria. Comments on this rule will be accepted until March 29, 2005 and a final rule is expected to be published later in the second quarter of 2005.

We cannot assure you that future updates to the LTAC PPS system or Medicare reimbursement for LTACs will not materially and adversely impact our LTAC operators which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants.”

Medicare Reimbursement; Skilled Nursing Facilities

BBA established a prospective payment system for skilled nursing facilities (“SNF PPS”) offering Part A covered services. Under the SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational therapy, speech therapy and certain covered drugs. Under the SNF PPS, per diem payments are made to nursing home facilities for each resident.

As a result of SNF PPS, Medicare payments to SNFs dropped by 12.5% in 1999. Although there has been some payment relief (as described below), certain of the payment relief provisions have expired, and we cannot assure you that the current reimbursement levels under the SNF PPS will continue or be sufficient to permit our operators to satisfy their obligations, including payment of rent under their leases with us.

In response to widespread healthcare industry concern about the effects of BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 and continuing until such time as case-mix refinements are implemented by CMS. As explained below, CMS has yet to implement case-mix refinements and, therefore, this 20% temporary per diem add-on has been extended and remains in effect. Under BBRA, outpatient rehabilitation therapy providers received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005.

Passed in December 2000, BIPA provided additional relief from the projected impact of the BBA. BIPA revised the annual market basket update factor upward from “market basket minus 1%” to (a) “market basket” in federal fiscal year 2001, and (b) “market basket minus 0.5%” in federal fiscal years 2002 and 2003. BIPA also increased the per diem reimbursement rates for the rehabilitation-related patient categories by 6.7%, from April 1, 2001 until such time as case-mix refinements are implemented by CMS. As explained below, CMS has yet to implement case-mix refinement and, therefore, this 6.7% temporary payment increase remains in effect.

In August 2003, CMS administratively corrected the market basket inflation adjustment it used in the implementation of SNF PPS as mandated by the BBA. A one-time 3.26% increase to the market basket inflation adjustment was made for all SNF PPS payment rates beginning on October 1, 2003. In addition, in December 2003, the Medicare Modernization Act provided that no reductions should be made to the market basket increases for the SNF PPS rates; therefore 2004 funding was increased by the full market basket of 3%.

During 2003, financial limitations on therapy services went into effect. For Part B nursing facility residents, a $1,500 limit was placed on the reimbursement level for physical therapy/speech language pathology services combined and a separate $1,500 limit for occupational therapy. As a result of administrative delays and litigation, this limitation was only effective from September 1, 2003 through December 8, 2003, the effective date of the Medicare Modernization Act, which included a two-year moratorium on the application of therapy caps until December 31, 2005.

On July 29, 2004, CMS announced an update to SNF PPS for the 2005 federal fiscal year (October 1, 2004 through September 30, 2005). Starting October 1, 2004, SNFs received a 2.8% increase in Medicare payments. CMS also announced that the two temporary payment increases—the 20% temporary per diem add-on for certain payment categories and the 6.7% temporary payment increase for other categories, both discussed above—will remain in effect until CMS implements a refined case mix classification system to better account for medically complex patients. Although CMS is actively developing a refined case mix classification system, at this time it cannot be predicted when such system will be announced and implemented, or what the impact of such system will be on the liquidity or profitability of our tenants.

On February 7, 2005, President Bush released his Fiscal Year 2006 Budget to Congress. The 2006 budget projects that CMS will refine SNF PPS in 2006 to ensure appropriate payments for certain high-cost cases, sometimes referred to as “RUGS Refinement,” which is assumed under President Bush’s proposed budget to reduce Medicare payments to SNFs by approximately $1.5 billion dollars in FY 2006 and by $10 billion over the next five years. There can be no assurance when RUGS Refinement may be implemented, or if implemented, what impact RUGS Refinement may have on the liquidity or profitability of our tenants.

There can be no assurances that updates or proposed changes to the SNF PPS or Medicare reimbursement for SNFs will not materially adversely impact our SNF operators which, and in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants.”

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our properties. BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to hospitals and nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for these providers. Furthermore, federal legislation restricts a nursing facility operator’s ability to withdraw from the Medicaid Program by restricting the eviction or transfer of Medicaid residents.

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to SNF providers.

In an effort to mitigate the state Medicaid budget crisis, the federal Jobs and Growth Tax Relief Reconciliation Act (“Tax Relief Act”) was enacted on May 28, 2003, which included a $10 billion increase in Medicaid federal funding through federal fiscal year 2004. In addition, the Tax Relief Act provides an additional $10 billion in state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls. These temporary federal funding provisions were successful in mitigating state Medicaid funding reductions through mid-calendar year 2004. However, state budget shortfalls continue, fueled in large part by continuing rapid increases in Medicaid spending.

President Bush’s 2006 Budget recommends Congress make changes to the Medicaid program that are estimated to result in $60 billion in savings to the federal government primarily through the accounting practices some states use to calculate their matched payments. At this time, it is not possible to predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the United States Government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our SNF operators and, in turn, could have a Material Adverse Effect on us.

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

If the operators of our properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators are adversely affected, the operators’ ability to make rental payments to us could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate our properties, we may be held jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been a release or threatened release of a hazardous or toxic substance and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons or property. See “Risk Factors—Risks Arising from Our Business—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.”

We are generally indemnified by the current operators of our properties for contamination caused by those operators. Under the Kindred Master Leases, Kindred has agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date (including as a result of migration from adjacent properties not owned or operated by us or any of our affiliates other than Kindred and its direct affiliates). However, we cannot assure you that Kindred or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Kindred or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “Risk Factors—Risks Arising from Our Business—We are dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT.” We have also agreed to indemnify Kindred and certain of our other operators against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the lease commencement date for the applicable leased property.

We did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances and regulations in 2004 and do not expect that we will have to make any such material capital expenditures during 2005.

FEDERAL INCOME TAX CONSIDERATIONS

The following discussion of “Federal Income Tax Considerations” is not exhaustive of all possible tax considerations and is not tax advice. Moreover, this summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder’s circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Internal Revenue Code of 1986, as amended (the “Code”), such as insurance companies, financial institutions and broker-dealers. The Code provisions governing the federal income tax treatment of REITs are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, possibly retroactively.

Federal Income Taxation of Ventas

We elected REIT status beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, we believe that we have satisfied the requirements to qualify as a REIT. We intend to continue to qualify as a REIT for federal income tax purposes. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on net income that we currently distribute to stockholders. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation.

Notwithstanding our qualification as a REIT, we will be subject to federal income tax on any undistributed taxable income, including undistributed net capital gains at regular corporate rates. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “—Requirements for Qualification as a REIT—Annual Distribution Requirements.” We may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have (i) net income from the sale or other disposition of “foreclosure property” (see below) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on such income. See “—Requirements for Qualification as a REIT—Asset Tests.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax.

We may also be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate level tax). We own appreciated assets that we held on January 1, 1999, the effective date of our REIT election. These assets are subject to the Built-in Gains Tax rules because we were a taxable C corporation prior to January 1, 1999. If we dispose of any of these assets and recognize gain on the disposition of such asset during the 10-year period following January 1, 1999, then we generally will be subject to regular corporate income tax on the gain equal to the lower of (a) the recognized gain at the time of the disposition or (b) the built-in gain in that asset as of January 1, 1999. The total amount of gain on which we can be taxed under the Built-in Gains Tax rules is limited to our net built-in gain at the time we became a REIT, i.e., the excess of the aggregate fair market value of our assets at the time we became a REIT over the adjusted tax bases of those assets at that time. In connection with the sale of any assets, all or a portion of such gain could be treated as ordinary income instead of capital gain and be subject to taxation and/or the minimum REIT distribution requirements.

See “—Requirements for Qualification as a REIT” below for other circumstances in which we may be required to pay federal taxes.

Requirements for Qualification as a REIT

To continue to qualify as a REIT, we must continue to meet the requirements discussed below, relating to our organization, sources of income, nature of assets and distributions of income to stockholders.

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

We believe that we have satisfied the organizational requirements and believe we will continue to do so in the future. In order to prevent a concentration of ownership of our stock that would cause us to fail the 5/50 Rule or the 100 Shareholder Rule, we have placed certain restrictions on the transfer of our shares that are intended to prevent further concentration of share ownership. However, such restrictions may not prevent us from failing to meet these requirements, and thereby failing to qualify as a REIT.

In addition, to qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. We believe that at December 31, 1999 we did not have any accumulated earnings and profits that are attributable to periods during which we were not a REIT, although the IRS would be entitled to challenge that determination.

Gross Income Tests

To continue to qualify as a REIT, we must satisfy two annual gross income requirements. First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including pledges of equity interest in certain entities holding real property and also including “rents from real property” (defined below)) and, in certain circumstances, interest on certain types of temporary investment income. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing. To qualify as rents from real property for the purpose of satisfying the gross income tests, rental payments must generally be received from unrelated persons and not be based on the net income of the tenant. Also, the rent attributable to personal property must not exceed 15% of the total rent. Further, we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an “independent contractor” who is adequately compensated and from whom we derive no income (a de minimis exception is allowed for noncustomary services provided by us if the annual value of does not exceed 1% of the gross income derived from the property).

Amounts received from a tenant will not qualify as “rents from real property” if we, or an owner of 10% or more of our shares, directly or constructively is deemed to own 10% or more of the ownership interests in the tenant (a “Related Party Tenant”).

We do not believe that we have, nor do we anticipate that we will in the future, (i) charged/charge rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of receipts or sales consistent with the rule described above), (ii) derived/derive rent attributable to personal property leased in connection with real property that exceeds 15% of the total rents, (iii) derived/derive rent attributable to a Related Party Tenant, or (iv) provided/provide any noncustomary services to tenants other than through qualifying independent contractors, except as permitted by the 1% de minimis exception or to the extent that the amount of resulting nonqualifying income would not cause us to fail to satisfy the 95% and 75% gross income tests. We believe that we have been and will continue to be in compliance with the gross income tests. However, we cannot assure you that we are or will continue to be in compliance with the gross income tests.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless continue to qualify as a REIT for such year if we are entitled to relief under certain provisions of the Code. These relief provisions generally will be available if our failure to meet such tests was due to reasonable cause and not due to willful neglect, we attach a schedule of the sources of our income to our return and any incorrect information on the schedules was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions. Even if these relief provisions were to apply, a 100% tax would be imposed with respect to the excess net income.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy two tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”). The term “real estate asset” includes interests in real property, interests in mortgages on real property to the extent the mortgage balance does not exceed the value of the associated real property, and shares of other REITs. For purposes of the 75% asset test, the term “interest in real property” includes an interest in land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold in real property and an option to acquire real property (or a leasehold in real property). Second, of the investments not included in the 75% asset class, the value of any one issuer’s debt and equity securities owned by us (other than our interest in any entity classified as a partnership for federal income tax purposes, the stock of a taxable REIT subsidiary (as defined below) or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any one issuer’s outstanding voting securities or 10% of the value of any one issuer’s outstanding securities, subject to limited “safe harbor” exceptions for certain straight debt obligations (except for our ownership interest in an entity that is disregarded for federal income tax purposes, that is classified as a partnership for federal income tax purposes or that is the stock of a qualified REIT subsidiary) (the “10% securities test”). In addition, no more than 20% of the value of our assets can be represented by securities of taxable REIT subsidiaries.

If we should fail to satisfy the asset tests at the end of a calendar quarter except for our first calendar quarter, such a failure would not cause us to fail to qualify as a REIT or to lose our REIT status if (i) we satisfied all of the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by an acquisition of nonqualifying assets. As a result of the enactment of the America Jobs Creation Act of 2004, if the conditions as described in clauses (i) and (ii) above were not satisfied, we still could avoid disqualification by eliminating any discrepancy within six months after the last day of the quarter in which we identify the asset test failure. A penalty up to $50,000 may be assessed for such failure. We intend to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take such other actions as may be required to comply with those tests.

We believe that we have been and will continue to be in compliance with the 10% securities test and the 5% asset test. However, we cannot assure you that we are or will continue to be in compliance with either of these tests. If we failed to satisfy either of these tests, we would lose our REIT status. If we lost our status as a REIT, it would have a Material Adverse Effect on us.

Foreclosure Property

The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a result of receiving income that does not qualify under the gross income tests; however, a corporate tax is imposed upon net income from “foreclosure property” that is not otherwise “good REIT” income. Detailed rules specify the calculation of the tax. The after-tax amount increases the amount the REIT must distribute each year.

“Foreclosure property” includes any real property and any personal property incident to such real property acquired by bid at foreclosure or by agreement or process of law after there was a default or a default was imminent on the leased property. However, for qualified healthcare properties, we are permitted to terminate leases other than by reason of default or imminent default. During a 90-day grace period, we may operate the foreclosed property without an “independent contractor” or qualifying lessee. The 90-day grace period will begin on the date we acquire possession of the property.

To maintain foreclosure property treatment after the 90-day grace period, we must cause the property to be managed by an “independent contractor” (from whom we derive or receive no income) or lease the property pursuant to a lease qualifying as a true lease for income tax purposes to an unrelated third party. Ownership of the tenant must not be attributed to us in violation of the related tenant rule of Section 856(d)(2)(B) (relating to 10% or more owned tenants). If the property is leased to a third party under a true lease, the foreclosure property rules are not then relevant.

Foreclosure property treatment will end on the first day on which the REIT enters into a lease of the property that will give rise to income that is not good rental income under Section 856(c)(3). In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building, or other improvement more than 10% complete before default became imminent). Foreclosure property treatment is available for an initial period of three years and may be extended up to six years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may be extended up to six years.

Taxable REIT Subsidiaries

We are permitted to own up to 100% of a “taxable REIT subsidiary” or a “TRS.” Tax legislation implemented TRS rules to allow REITs to have greater flexibility in engaging in activities, which previously had been prohibited by REIT rules. TRSs are corporations subject to tax as a regular “C” corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform otherwise impermissible tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) which would otherwise disqualify the REIT’s rental income under the REIT income tests. In enacting the TRS rules, Congress intended that the arrangements between a REIT and its TRSs be structured to ensure that a TRS will be subject to an appropriate level of federal income taxation. As a result, there are certain limits on the ability of a TRS to deduct interest payments made to us. In addition, we will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.

On March 26, 2002, we formed a TRS, Ventas Capital Corporation, a Delaware corporation. On November 8, 2002, we formed another TRS, Ventas TRS, LLC, a Delaware limited liability company. Both companies are owned 100% by Ventas Realty. As of December 31, 2004, neither Ventas Capital Corporation nor Ventas TRS, LLC owned any of our assets.

Due to the acquisition of ElderTrust, on February 5, 2004, we also own substantially all of ET Capital Corporation. ET Capital Corporation is a TRS 100% owned by ETOP. As of December 31, 2004, ET Capital Corporation’s only assets were intercompany loans.

Annual Distribution Requirements

In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (i) the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. If any taxes are paid in connection with the Built-in Gains Tax rules, these taxes will be deductible in computing REIT taxable income. Furthermore, if we fail to distribute during each calendar year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

We believe that we have satisfied the annual distribution requirements for the year of our REIT election and each year thereafter. However, we cannot assure you that we have satisfied the distribution requirements for the year of our REIT election and subsequent years. Although we intend to continue meeting the annual distribution requirements to qualify as a REIT for federal income tax purposes for the year ended December 31, 2004 and subsequent years, it is possible that economic, market, legal, tax or other considerations may limit our ability to meet such requirements. As a result, if we were not able to meet the annual distribution requirement, we would fail to qualify as a REIT.

Failure to Continue to Qualify

If our election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests), we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates except to the extent of net operating loss and capital loss carryforwards. Distributions to stockholders will not be deductible by us, nor will they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is impossible to predict whether we would be entitled to such statutory relief.

Federal Income Taxation of U.S. Stockholders

As used herein, the term “U.S. Stockholder” means a holder of our common stock that for U.S. federal income tax purposes is (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created or organized in or under the laws of the United States or of any political subdivision thereof, (iii) an estate whose income from sources without the United States is includible in gross income for U.S. federal income tax purposes regardless of its connection with the conduct of a trade or business within the United States or (iv) any trust with respect to which (A) a U.S. court is able to exercise primary supervision over the administration of such trust and (B) one or more U.S. persons have the authority to control all substantial decisions of the trust.

As long as we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by such U.S. Stockholders as ordinary income and will not be eligible for the capital gains tax rate (i.e., qualified dividends rate) generally available to individuals or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. The tax rates applicable to such capital gains are discussed below. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder’s shares, such distributions will be included in income as capital gains assuming the shares are capital assets in the hands of the stockholder. The tax rate applicable to such capital gain will depend on the stockholder’s holding period for the shares. In addition, any distribution declared by us in October, November or December of any year and payable to a stockholder of record on a specified date in any such month shall be treated as both paid by us and received by the stockholder on December 31 of such year, provided that the distribution is actually paid by us during January of the following calendar year.

We may elect to treat all or a part of our undistributed net capital gain as if it had been distributed to our stockholders (including for purposes of the 4% excise tax discussed above under “—Requirements for Qualification as a REIT—Annual Distribution Requirements”). If we make such an election, our stockholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as designated by us. Each such stockholder would be deemed to have paid its proportionate share of the income tax imposed on us with respect to such undistributed net capital gain, and this amount would be credited or refunded to the stockholder. In addition, the tax basis of the stockholder’s shares would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on us with respect to such gains.

Stockholders may not include in their individual income tax returns any of our net operating losses or capital losses. Instead, such losses would be carried over by us for potential offset against our future income (subject to certain limitations). Taxable distributions from us and gain from the disposition of our common stock will not be treated as passive activity income and, therefore, stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from us generally will be treated as investment income for purposes of the investment interest limitations. Capital gains from the disposition of the shares (or distributions treated as such) will be treated as investment income only if the stockholder so elects, in which case such capital gains will be taxed at ordinary income rates. We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain.

In general, any gain or loss realized upon a taxable disposition of our common stock by a stockholder who is not a dealer in securities will be treated as capital gain or loss. Lower marginal tax rates for individuals may apply in the case of capital gains, depending on the holding period of the shares that are sold. However, any loss upon a sale or exchange of shares by a stockholder who has held such shares for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss to the extent of distributions from us required to be treated by such stockholder as long-term capital gain. All or a portion of any loss realized upon a taxable disposition of shares may be disallowed if other shares are purchased within 30 days before or after the disposition.

For non-corporate taxpayers, the tax rate differential between capital gain and ordinary income may be significant. The highest marginal individual income tax rate applicable to ordinary income is currently 35%. Any capital gain generally will be currently taxed to a non-corporate taxpayer at a maximum rate of 15% with respect to capital assets held for more than one year. The tax rates applicable to ordinary income apply to gain attributable to the sale or exchange of capital assets held for one year or less. In the case of capital gain attributable to the sale or exchange of certain real property held for more than one year, an amount of such gain equal to the amount of all prior depreciation deductions not otherwise required to be taxed as ordinary depreciation recapture income will be taxed at a maximum rate of 25%. With respect to distributions designated by a REIT as capital gain dividends (including deemed distributions of retained capital gains), the REIT also may designate (subject to certain limits) whether the dividend is taxable to non-corporate stockholders as a 15% rate gain distribution or an unrecaptured depreciation distribution taxed at a 25% rate.

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

Treatment of Tax-Exempt Stockholders

Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income (“UBTI”). While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our common stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt-financed property” rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally will require them to characterize distributions from us as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of the dividends from us as UBTI (the “UBTI Percentage”). The UBTI Percentage is the gross income, less related direct expenses, derived by us from an unrelated trade or business (determined as if we were a pension trust) divided by our gross income, less related direct expenses, for the year in which the dividends are paid. The UBTI rule applies to a pension trust holding more than 10% of our stock only if (i) the UBTI Percentage is at least 5%, (ii) we qualify as a REIT by reason of the modification of the 5/50 Rule that allows the beneficiaries of the pension trust to be treated as holding our shares in proportion to their actuarial interests in the pension trust and (iii) either (A) one pension trust owns more than 25% of the value of our stock or (B) a group of pension trusts individually holding more than 10% of the value of our stock collectively own more than 50% of the value of our stock.

Special Tax Considerations for Non-U.S. Stockholders

The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders (collectively, “Non-U.S. Stockholders”) are complex, and no attempt will be made herein to provide more than a summary of such rules. Non-U.S. stockholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to their ownership of our common stock, including any reporting requirements.

For purposes of this discussion, the term “Non-U.S. Stockholder” does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, will be subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder is taxed (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax,” unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.

Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

For any year in which we qualify as a REIT, distributions that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. business. Non-U.S. Stockholders thus would be taxed at the normal capital gain rates applicable to U.S. Stockholders (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA also may be subject to 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to treaty relief or exemption.

We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (i) a lower treaty rate applies and the required form evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (ii) the Non-U.S. Stockholder files an IRS Form W-8 ECI or a successor form with us or the appropriate withholding agent claiming that the distributions are effectively connected with the Non-U.S. Stockholder’s conduct of a U.S. trade or business.

Under FIRPTA, we are required to withhold 35% of any distribution that is designated as a capital gain dividend or which could be designated as a capital gain dividend. Thus, if we designate previously made distributions as capital gain dividends, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends for purposes of FIRPTA withholding.

For so long as our common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain will be subject to a 30% tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of our common stock (as outstanding from time to time) or owned shares of another class of our stock that represented value greater than 5% of our common stock (measured at the time such shares were acquired).

In general, the sale or other taxable disposition of our common stock by a Five Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the relevant testing date, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders (taking into account those persons required to include the REIT’s dividends in income for U.S. federal income tax purposes). Although we believe that we currently qualify as a domestically controlled REIT because our common stock is publicly traded, we cannot assure you that we will qualify as a domestically controlled REIT at any time in the future. If we do not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder will be taxable in the same manner as a U.S. Stockholder with respect to gain on the sale of our common stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

Information Reporting Requirements and Backup Withholding Tax

We will report to our U.S. Stockholders and to the IRS the amount of distributions paid during each calendar year and distributions required to be treated as so paid during a calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the applicable rate (currently 28%) with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. In addition, we may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status to us.

U.S. Stockholders should consult their own tax advisors regarding their qualifications for an exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. Stockholder will be allowed as a credit against the U.S. Stockholder’s U.S. federal income tax liability and may entitle the U.S. Stockholder to a refund, provided that the required information is furnished to the IRS.

Backup withholding tax and information reporting generally will not apply to distributions paid to Non-U.S. Stockholders outside the United States that are treated as (i) dividends subject to the 30% (or lower treaty rate) withholding tax discussed above, (ii) capital gain dividends or (iii) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a broker that (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or (iii) is a “controlled foreign corporation” for United States tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a United States office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A Non-U.S. Stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

Other Tax Considerations

We and our stockholders may be subject to state and local tax in states and localities in which we do business or own property. The tax treatment of us and our stockholders in such jurisdictions may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisors regarding the effect of state and local tax laws on their ownership of shares of our common stock.

RISK FACTORS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below; however, this section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. If any of the following risks actually occur, we could be materially and adversely affected.

We have grouped these risk factors into three general categories:

•	risks arising from our business;

•	risks arising from our capital structure; and

•	risks arising from our status as a REIT.

Risks Arising from Our Business

We are dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT.

We are dependent on Kindred in a number of ways:

•	We lease a substantial portion of our properties to Kindred under the Kindred Master Leases, and therefore:

•	Kindred was the primary source of our total revenues in 2004 and 2003; and

•	since the Kindred Master Leases are triple-net leases, we depend on Kindred to pay insurance, taxes, utilities and maintenance and repair expenses required in connection with the leased properties.

•	In connection with the 1998 Spin Off, Kindred assumed, and agreed to indemnify us for, the following:

•	all obligations under third-party leases and third-party contracts, except for those contracts relating to the ownership of our properties;

•	all losses, including costs and expenses, resulting from future claims and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the spin-off; and

•	any claims that were pending at the time of the spin-off and that arose out of the ownership or operation of the healthcare operations or were asserted after the spin-off and that arise out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the spin-off.

We cannot assure you that Kindred will have sufficient assets, income and access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with us. In addition, any failure by Kindred to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Any inability or unwillingness on the part of Kindred to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us. See “Business—Dependence on Kindred.”

We may be unable to find another lessee/operator for our properties if we have to replace Kindred or our other operators.

We may have to find another lessee/operator for the properties covered by one or more of the Kindred Master Leases or the leases with our other operators upon the expiration of the terms of the applicable lease or upon a default by Kindred or our other operators. During any period that we are attempting to locate one or more lessees/operators there could be a decrease or cessation of rental payments by Kindred or our other operators. We cannot assure you that we will be able to locate another suitable lessee/operator or, if we are successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate another suitable lessee/operator may be significantly delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. In addition, we may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Such delays, limitations and expenses could have a Material Adverse Effect on us and/or materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default.

We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional healthcare-related and/or senior housing assets.

We intend to continue to pursue investments in, and/or acquisitions or development of, additional healthcare-related and/or senior housing assets, subject to the contractual restrictions contained in our revolving credit facility and the indentures governing our outstanding senior notes. Acquisitions of and investments in such properties entail general investment risks associated with any real estate investment, including risks that the investment will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate and the lessee/operator will fail to meet performance expectations. If we pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion. In addition, we may borrow to finance investments in, and/or acquisition or development of, healthcare-related or other properties, which would increase our leverage.

We compete for acquisition or investment opportunities with entities that have substantially greater financial resources than we have. Our ability to compete successfully for such opportunities is affected by many factors, including our cost of obtaining debt and equity capital at rates comparable to or better than our competitors. Competition generally may reduce the number of suitable acquisition or investment opportunities available to us and increase the bargaining power of property owners seeking to sell, thereby impeding our acquisitions, investment or development activities. See “Business—Competition.”

Even if we are successful at identifying and competing for acquisition or investment opportunities, such opportunities involve a number of risks. These risks include diversion of management’s attention, the risk that the value of the properties or businesses we acquire or invest in could decrease substantially after such acquisition or investment and the risk that we will not be able to accurately assess the value of properties or businesses that are not of the type we currently own, some or all of which could have a Material Adverse Effect on us.

Additionally, if we are successful in continuing to implement our business strategy to pursue investments in, and/or acquisitions or development of, additional, healthcare-related and/or senior housing assets or businesses, we intend to increase the number of operators of our properties and our business segments. We cannot assure you that we will have the capabilities to successfully monitor and manage a portfolio of properties with a growing number of operators and/or manage such businesses.

We are subject to the risks associated with investment in a single industry, the heavily regulated healthcare industry.

All of our investments are in properties used in the healthcare industry; therefore we are exposed to risks associated with the healthcare industry in particular. The healthcare industry is highly regulated and changes in government regulation have in the past had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our lessees/operators. Moreover, our ability to invest in non-healthcare, non-healthcare-related or non-senior housing properties is restricted by the terms of our revolving credit facility. See “Governmental Regulation—Healthcare Regulation.”

Our tenants, including Kindred, may be adversely affected by increasing healthcare regulation and enforcement.

We believe that the regulatory environment surrounding the long-term care industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred.

The extensive federal, state and local laws and regulations affecting the healthcare industry include, but are not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Federal and state governments have intensified enforcement policies, resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation.” If Kindred or our other tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Kindred and our other tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In addition, as part of the settlement agreement Kindred entered into with the federal government, it agreed to comply with the terms of a corporate integrity agreement. Kindred could incur additional expenses in complying with the corporate integrity agreement, and its failure to comply with the corporate integrity agreement could have a material adverse effect on Kindred’s results of operations, financial condition and its ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on Kindred and our other operators, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants.

Kindred and certain of our other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. See “Governmental Regulation—Healthcare Regulation.” There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by Kindred and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and certain of our other operators and tenants, which, in turn, could have a Material Adverse Effect on us.

Significant legal actions could subject Kindred and our other operators to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect Kindred’s and our other operators’ liquidity, financial condition and results of operation.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, over the past few years, Kindred and our other skilled nursing facility operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees.

Due to the high level in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums on such insurance coverage have increased dramatically. As a result, Kindred’s and our other operators’ insurance coverage might not cover all claims against them or continue to be available to them at a reasonable cost. If Kindred or our other operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

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

Operators that insure their professional liability risks through their own captive limited purpose entities generally estimate the future cost of professional liability through actuarial studies which rely primarily on historical data. However, due to the increase in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims and we cannot assure you that such operators’ reserves for future claims will be adequate to cover the actual cost of such claims. If the actual cost of such claims is significantly higher than the operators’ reserves, it could have a material adverse effect on the liquidity, financial condition and results of operation of our operators and their ability to make rental payments to us, which in turn, could have a Material Adverse Effect on us.

Kindred and our other operators may be sued under a federal whistleblower statute.

Kindred and our other operators may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Government Regulation—Healthcare Regulation.” These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any such lawsuits were to be brought against Kindred or our other operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the liquidity, financial condition and results of operation of Kindred and our other operators and their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. While we are generally indemnified by the current operators of our properties for contamination caused by such operators, such indemnities may not adequately cover all environmental costs. See “Government Regulation—Environmental Regulation.”

Risks Arising from Our Capital Structure

We may become more leveraged.

As of December 31, 2004, we had approximately $843.2 million of indebtedness. Our revolving credit facility and the indentures governing our outstanding senior notes permit us to incur substantial additional debt, and we may borrow additional funds, which may include secured borrowings. A high level of indebtedness may have the following consequences:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of debt service, thus reducing the funds available for our business strategy and for distributions to stockholders;

•	potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate and/or healthcare sectors;

•	a potential impairment of our ability to obtain additional financing for our business strategy; and

•	a potential downgrade in the rating of our debt securities by one or more rating agencies which could have the effect of, among other things, increasing the cost of our borrowing.

We may be unable to raise additional capital necessary to continue to implement our business plan and to meet our debt payments.

In order to continue to implement our business plan and to meet our debt payments, we may need to raise additional capital. Our ability to incur additional indebtedness is restricted by the terms of our revolving credit facility and the indentures governing our outstanding senior notes. In addition, adverse economic conditions could cause the terms on which we can obtain additional borrowings to become unfavorable. In such circumstances, we may be required to raise additional equity in the capital markets or liquidate one or more investments in properties at times that may not permit realization of the maximum return on the investments and that could result in adverse tax consequences to us. In addition, certain healthcare regulations may constrain our ability to sell assets. We cannot assure you that we will be able to meet our debt service obligations, and the failure to do so could have a Material Adverse Effect on us.

We hedge our floating-rate debt with an interest rate swap and may record charges and incur costs associated with the termination or change in value of our interest rate swap.

We have an interest rate swap agreement to hedge all or a portion of our existing floating-rate debt through June 30, 2008. We periodically assess our interest rate swap in relation to our outstanding balances of floating-rate debt, and based on such assessments may terminate portions of our swap or enter into additional swaps. Termination of swaps with accrued losses, or changes in the value of swaps as a result of falling interest rates, would require the payment of costs and/or result in charges to our earnings and net worth.

Risks Arising from Our Status as a REIT

Loss of our status as a REIT would have significant adverse consequences to us and the value of our common stock.

If we lose our status as a REIT, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earning and profits, although corporate stockholders may be eligible for the dividends received deduction and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to distributions. We would no longer be required to pay dividends to maintain REIT status.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for tax purposes.

See “Federal Income Tax Considerations—Federal Income Taxation of Ventas” and “—Requirements for Qualification as a REIT.”

The 90% distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements.” The indentures governing our outstanding senior notes permit us to make annual distributions to our stockholders in an amount equal to the minimum amount necessary to maintain our REIT status so long as the ratio of our Debt to Adjusted Total Assets (as each term is defined in the indentures) does not exceed 60% and to make additional distributions if we pass certain other financial tests. However, distributions may limit our ability to rely upon rental payments from our properties or subsequently acquired properties to finance investments, acquisitions or new developments.

Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that from time to time we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, nondeductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may also cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

In the event that timing differences occur or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations; however, see “—Risks Arising from Our Capital Structure—We may be unable to raise additional capital necessary to continue to implement our business plan and to meet our debt payments.” The terms of our revolving credit facility and the indentures governing our outstanding senior notes restrict our ability to engage in some of these transactions.

We may still be subject to corporate level taxes.

Following our REIT election, we are considered to be a former C corporation for income tax purposes. Therefore, potentially, we remain subject to corporate level taxes for any asset dispositions occurring on or before December 31, 2008.

ITEM 2.    Properties

Healthcare and Senior Housing Facilities

As of December 31, 2004, we owned 201 skilled nursing facilities, 40 hospitals, 30 senior housing facilities and 16 other facilities in 39 states. We believe that the geographic diversity of the properties makes our portfolio less susceptible to adverse changes in state reimbursement and regulation and regional economic downturns.

Ventas Realty has granted mortgage liens on certain of its properties to secure borrowings under our revolving credit facility, and Ventas Finance has granted mortgage liens on all of the properties covered by the Kindred CMBS Master Lease to secure a loan in the original principal amount of $225.0 million from Merrill Lynch Mortgage Lending, Inc. In addition, certain subsidiaries of Ventas have mortgage debt secured by that subsidiary’s facility.

The following table sets forth certain information regarding the facilities owned by us as of December 31, 2004 for each state in which we own property:

	Skilled Nursing Facilities		Hospitals		Senior Housing Facilities		Other Facilities
State	Number of Facilities	Licensed Beds	Number of Facilities	Licensed Beds	Number of Facilities	Units
Alabama	3	443	—	—	—	—	—
Arizona	5	723	2	109	—	—	—
California	11	1,341	5	417	—	—	—
Colorado	4	515	1	68	—	—	—
Connecticut	6	736	—	—	1	81	—
Florida	—	—	6	491	2	279	4
Georgia	5	685	—	—	—	—	—
Idaho	8	791	—	—	—	—	—
Illinois	—	—	4	431	2	297	—
Indiana	15	2,313	1	59	—	—	—
Kansas	—	—	—	—	1	276	—
Kentucky	11	1,375	1	374	—	—	—
Louisiana	—	—	1	168	—	—	—
Maine	10	801	—	—	—	—	—
Maryland	3	462	—	—	—	—	—
Massachusetts	27	2,934	2	109	6	736	—
Michigan	1	—	1	160	2	267	—
Minnesota	1	140	—	—	—	—	—
Missouri	—	—	2	227	1	173	—
Montana	2	331	—	—	—	—	—
Nebraska	1	163	—	—	—	—	—
Nevada	2	180	1	52	1	152	—
New Hampshire	3	512	—	—	—	—	—
New Jersey	1	153	—	—	—	—	1
New Mexico	—	—	1	61	1	200	—
North Carolina	19	2,339	1	124	—	—	—
Ohio	16	2,127	1	29	5	479	—
Oklahoma	—	—	1	59	—	—	—
Oregon	2	254	—	—	—	—	—
Pennsylvania	5	731	2	115	6	508	2
Rhode Island	2	201	—	—	—	—	—
Tennessee	4	681	1	49	—	—	—
Texas	—	—	6	455	1	138	9
Utah	5	620	—	—	—	—	—
Vermont	1	160	—	—	—	—	—
Virginia	4	629	—	—	1	98	—
Washington	9	885	—	—	—	—	—
Wisconsin	11	1,856	—	—	—	—	—
Wyoming	4	451	—	—	—	—	—

Total	201	25,532	40	3,557	30	3,684	16

Other Real Estate Investments

Our THI Mezzanine Loan is secured by equity pledges in entities that own and operate 17 healthcare properties, plus liens on four other healthcare properties and interests in three additional properties and a physical therapy business. See “Note 6—Mergers and Acquisitions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Corporate Offices

We lease our corporate offices in Louisville, Kentucky and Chicago, Illinois.

ITEM 3.    Legal Proceedings

The information contained in “Note 13—Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.25 par value, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NYSE and the dividends declared per share.

	Sales Price of Common Stock
	High	Low	Dividends Declared
2003
First Quarter	$12.24	$11.08	$0.2675
Second Quarter	15.33	11.67	0.2675
Third Quarter	18.33	14.83	0.2675
Fourth Quarter	22.98	17.05	0.2675

2004
First Quarter	$27.55	$21.88	$0.3250
Second Quarter	27.98	20.56	0.3250
Third Quarter	27.84	23.06	0.3250
Fourth Quarter	29.48	24.40	0.3250

As of February 25, 2005, there were 84,789,533 shares of our common stock outstanding and approximately 3,709 stockholders of record.

Dividend Policy

On February 24, 2005, we declared the first quarterly installment of our 2005 dividend in an amount of $0.36 per share payable on April 5, 2005 to stockholders of record on March 24, 2005. We expect to distribute 100% or more of our taxable net income to our stockholders for 2005.

A number of factors are considered by our Board of Directors when making the final determination regarding the frequency and amount of our dividends. These decisions regarding dividends are normally made quarterly. Therefore, we cannot assure you that we will maintain the policy stated above. Please see “Cautionary Statements” and “Risk Factors” for a description of other factors that may affect our distribution policy.

Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 14—Capital Stock” of the Notes to Consolidated Financial Statements.

Director and Employee Stock Sales

Certain of our directors, executive officers and other employees may, from time to time, adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize their equity-based compensation.

Stock Repurchases

During the fourth quarter ended December 31, 2004, no purchases of our common stock were made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act).

ITEM 6.    Selected Financial Data

You should read the following selected financial data in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

	As of and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Operating Data
Rental income	$232,911	$189,987	$174,822	$169,392	$212,038
Gain on sale of Kindred common stock	—	9,039	5,014	15,425	—
General, administrative and professional fees	16,917	15,158	12,913	14,902	20,781
United States Settlement	—	—	—	—	96,493
Loss on extinguishment of debt	1,370	84	11,077	1,322	4,207
Interest expense	66,817	61,660	72,384	79,595	86,803
Interest on United States Settlement	—	4,943	5,461	4,592	—
Loss on uncollectible amounts due from tenants	—	—	—	—	43,888
Income (loss) before discontinued operations	100,173	96,135	36,949	46,496	(69,179)
Discontinued operations	20,727	66,618	28,757	4,070	3,727
Net income (loss)	120,900	162,753	65,706	50,566	(65,452)

Per Share Data
Income (loss) per common share before discontinued operations, basic	$1.20	$1.21	$0.53	$0.68	$(1.02)
Net income (loss) per common share, basic	$1.45	$2.05	$0.95	$0.74	$(0.96)
Income (loss) per common share before discontinued operations, diluted	$1.19	$1.20	$0.53	$0.67	$(1.02)
Net income (loss) per common share, diluted	$1.43	$2.03	$0.93	$0.73	$(0.96)
Dividends declared per common share	$1.30	$1.07	$0.95	$0.92	$0.91

Other Data
Net cash provided by operating activities	$149,958	$137,366	$116,385	$79,893	$85,338
Net cash (used in) provided by investing activities	(298,695)	159,701	(34,140)	2,760	5,359
Net cash provided by (used in) financing activities	69,998	(217,418)	(98,386)	(151,458)	(142,890)
FFO (1)	150,322	152,631	84,083	92,180	(24,221)
Weighted average shares outstanding, basic	83,491	79,340	69,336	68,409	68,010
Weighted average shares outstanding, diluted	84,352	80,094	70,290	69,363	68,131

Balance Sheet Data
Real estate investments, at cost	$1,512,211	$1,090,181	$1,221,406	$1,175,838	$1,176,143
Cash and cash equivalents	3,365	82,104	2,455	18,596	87,401
Kindred common stock	—	—	16,713	55,118	—
Total assets	1,126,935	812,850	895,780	941,859	981,145
Senior notes payable and other debt	843,178	640,562	707,709	848,368	886,385
United States Settlement	—	—	43,992	54,747	96,493

(1)	We consider funds from operations (“FFO”) an appropriate measure of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains or losses from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is FFO indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations” included in Item 7 of this Annual Report on Form 10-K.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Key transactions that we completed in 2004;

•	Our critical accounting policies and estimates;

•	Accounting policies that we adopted in 2004, 2003 and 2002;

•	Our results of operations for the last three years;

•	Our liquidity and capital resources; and

•	Our funds from operations.

Key Transactions in 2004

During 2004, we completed the following key transactions:

•	We acquired all of the outstanding common shares of ElderTrust in a cash transaction valued at $184.0 million, inclusive of $33.5 million in unrestricted and restricted cash;

•	We acquired 15 facilities now leased by affiliates of Brookdale Living Communities, Inc. for a purchase price of $157.4 million;

•	We acquired an additional 11 facilities from various sellers for an aggregate purchase price of $109.2 million;

•	We issued $125 million of 6 5/8% unsecured senior notes, maturing on October 15, 2014;

•	We obtained a new $300 million secured revolving credit facility initially priced at 125 basis points over LIBOR, an improvement over our previous revolving credit facility which was initially priced at 275 basis points over LIBOR; and

•	We raised $51.1 million of equity with the public sale of two million shares of our common stock.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.

Long-Lived Assets

Investments in real estate properties are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets acquired as of the acquisition date or engage a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of buildings on an as-if-vacant basis, and amortize the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and amortize such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time we make any such adjustment. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

Revenue Recognition

Certain of our leases, excluding our master lease agreements (the “Kindred Master Leases”) with Kindred Healthcare, Inc. and certain of its affiliates (collectively, “Kindred”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Legal Contingencies

We are involved in litigation as described in “Note 13—Litigation” of the Notes to Consolidated Financial Statements. We evaluate such matters by (i) ascertaining the probability that such litigation could result in a loss for us and (ii) determining an estimate of any possible loss. In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue for any probable losses that are estimable and disclose any loss contingencies that are possible. If management’s assessment of our liability with respect to these actions is incorrect, such matters could have a material adverse effect on us.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are verified with a third party consultant which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts in the financial statements are subject to significant estimates which may change in the future.

Adoption of Accounting Policies

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R).

As required under SFAS No. 123(R), we expect to adopt the provisions of this accounting standard on July 1, 2005. We expect to apply the modified prospective method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. As permitted by SFAS No. 123(R), we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) is expected to result in an immaterial increase in expense during the second half of 2005 based on unvested options outstanding as of December 31, 2004 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS No. 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. See “Note 9—Stockholders’ Equity and Stock Options” of the Notes to Consolidated Financial Statements.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS 145 that relate to the rescission of SFAS 4 required us to reclassify certain prior period items that no longer meet the extraordinary classification into continuing operations. Additionally, future gains and losses related to debt extinguishment may be required to be classified as income from continuing operations. The provisions of SFAS 145 relating to the rescission of SFAS 4 became effective in fiscal years beginning after May 15, 2002. As required, on January 1, 2003 we adopted SFAS 145. In accordance with SFAS 145, our prior year financial statements have been reclassified to include gains and losses from extinguishment of debt in continuing operations. This reclassification has no effect on our net income.

Effective January 1, 2002, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed or are classified as held for sale. The operating results of properties that were disposed of subsequent to January 1, 2002 have been reclassified as discontinued operations in the Consolidated Statements of Income for each of the three years ended December 31, 2004 included herein. See “Note 5—Dispositions” of the Notes to Consolidated Financial Statements.

Results of Operations

The tables below show our results of operations for each year and the absolute and percentage change in those results from year to year.

Years Ended December 31, 2004 and 2003

	Year Ended December 31,		Change
	2004	2003	$	%
	(dollars in thousands)
Revenues:
Rental income	$232,911	$189,987	$42,924	22.6%
Interest income from loan receivable	2,958	3,036	(78)	(2.6)
Interest and other income	987	1,696	(709)	(41.8)

Total revenues	236,856	194,719	42,137	21.6

Expenses:
Property-level operating expenses	1,337	—	1,337	—
General, administrative and professional fees	16,917	15,158	1,759	11.6
Reversal of contingent liability	—	(20,164)	20,164	100.0
Amortization of restricted stock grants	1,207	1,274	(67)	(5.3)
Depreciation	49,035	39,500	9,535	24.1
Net loss on swap breakage	—	5,168	(5,168)	(100.0)
Interest	66,817	61,660	5,157	8.4
Loss on extinguishment of debt	1,370	84	1,286	1531.0
Interest on United States Settlement	—	4,943	(4,943)	(100.0)

Total expenses	136,683	107,623	29,060	27.0

Operating income	100,173	87,096	13,077	15.0

Gain on sale of Kindred common stock	—	9,039	(9,039)	(100.0)

Income before discontinued operations	100,173	96,135	4,038	4.2

Discontinued operations	20,727	66,618	(45,891)	(68.9)

Net income	$120,900	$162,753	$(41,853)	(25.7)%

Revenues

The increase in our 2004 rental income reflects (i) a $10.4 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2004, and the rent increase from the July 1, 2003 amendment to the Kindred Master Leases, and (ii) the recognition of $32.1 million in additional rent relating to the properties acquired during 2004. See “Note 6—Mergers and Acquisitions” of the Notes to Consolidated Financial Statements. The rental income from Kindred includes $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock in connection with Kindred’s emergence from bankruptcy on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases.

Interest income from loan receivable represents interest income received in connection with a $17.0 million mezzanine loan made to Trans Healthcare, Inc. (“THI”) on November 4, 2002. As of February 15, 2005, the mezzanine loan amount outstanding was $12.4 million.

The decrease in interest and other income is primarily attributable to the recovery in 2003 of a previously written-off receivable.

Expenses

The increase in general, administrative and professional fees is primarily attributable to costs associated with our initiative to develop and market our strategic diversification program, engage in comprehensive asset management, comply with regulatory requirements such as the Sarbanes-Oxley Act of 2002, and to attract and retain appropriate personnel to achieve our business objectives.

During the year ended December 31, 2003, we reported an increase of approximately $20.2 million to our operating results, reflecting the reversal of a previously recorded contingent liability. See “Note 10—Income Taxes” of the Notes to Consolidated Financial Statements.

Depreciation expense increased primarily due to the properties acquired during 2004. See “Note 6—Mergers and Acquisitions” of the Notes to Consolidated Financial Statements.

As a result of anticipated lower variable rate debt balances due to the sale of 10 facilities on December 11, 2003, we entered into an agreement with the counterparty to our interest rate swap to break $120.0 million of the $450.0 million notional amount in exchange for a payment to the counterparty of approximately $8.6 million. In addition, we recognized $3.4 million of a previously deferred gain recorded in connection with the 1999 transaction to shorten the maturity of a separate interest rate swap. The $5.2 million net expense, which was previously reported in accumulated other comprehensive income on the Consolidated Balance Sheet, was recognized as a net expense in the Consolidated Statement of Income for the year ended December 31, 2003.

Interest expense includes $3.9 million and $4.1 million of amortized deferred financing costs for the years ended December 31, 2004 and 2003, respectively. Interest expense included in discontinued operations was $0.4 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively. Total interest expense, excluding interest on the United States settlement but including interest allocated to discontinued operations, increased $2.0 million in 2004 over 2003. The increase in interest expense from continuing and discontinued operations was due primarily to (i) a $6.6 million increase related to the assumed debt for the ElderTrust merger and Brookdale transactions partially offset by, (ii) a $3.2 million decrease from lower effective interest rates, (iii) a $0.8 million decrease from the amortization of a deferred gain recorded in connection with the 1999 transaction to shorten the maturity of our previous $800.0 million notional amount interest rate swap (the “1998 Swap”), (iv) a $0.3 million decrease from reduced principal balances of our existing debt and (v) a $0.3 million decrease in amortization of deferred financing costs.

In September 2004, we refinanced indebtedness under our prior credit agreement at lower interest rates and incurred a loss from extinguishment of debt of $1.4 million related to the write-off of unamortized deferred financing costs.

Interest expense on our settlement with the United States Department of Justice declined to zero in 2004 from $4.9 million in 2003 due to full prepayment in 2003. On June 30, 2003, we incurred a $2.7 million non-cash expense relating to the early repayment of the settlement that is reflected as interest on United States settlement on our Consolidated Statement of Income for the year ended December 31, 2003. There was no prepayment penalty or other cash expense upon early repayment of the United States settlement. See “Note 11—Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Gain On Sale of Kindred Common Stock

During the year ended December 31, 2003, we disposed of 920,814 shares of Kindred common stock and recognized a gain of $9.0 million. Since the sale, we have not owned any shares of Kindred common stock.

Discontinued Operations

The decrease in discontinued operations is a result of a lower net gain on the sale of properties in 2004. Discontinued operations in 2003 includes the net income of 27 properties sold in 2003 and in 2004, whereas the discontinued operations in 2004 only includes the net income of two properties sold in 2004.

In 2004, we completed the sale of two facilities for $21.1 million in net cash proceeds and recognized a net gain on the sale of $19.4 million. In addition, the tenant paid us lease termination fees approximating $0.5 million. In 2003, we completed the sale of 27 facilities for $139.2 million in net cash proceeds and recognized a net gain on the sale of $51.8 million. In addition, the tenants paid us lease termination fees approximating $10.1 million. The net gains and lease termination fees are included in discontinued operations for the respective years in which the dispositions occurred.

See “Note 5—Dispositions” of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2003 and 2002

	Year Ended December 31,		Change
	2003	2002	$	%
	(dollars in thousands)
Revenues:
Rental income	$189,987	$174,822	$15,165	8.7%
Interest income from loan receivable	3,036	995	2,041	205.1
Interest and other income	1,696	1,178	518	44.0

Total revenues	194,719	176,995	17,724	10.0

Expenses:
General, administrative and professional fees	15,158	12,913	2,245	17.4
Reversal of contingent liability	(20,164)	—	(20,164)	—
Amortization of restricted stock grants	1,274	1,853	(579)	(31.2)
Depreciation	39,500	38,229	1,271	3.3
Net loss on swap breakage	5,168	5,407	(239)	(4.4)
Interest	61,660	72,384	(10,724)	(14.8)
Loss on extinguishment of debt	84	11,077	(10,993)	(99.2)
Interest on United States Settlement	4,943	5,461	(518)	(9.5)

Total expenses	107,623	147,324	(39,701)	(26.9)

Operating income	87,096	29,671	57,425	193.5
Gain on sale of Kindred common stock	9,039	5,014	4,025	80.3

Income before provision (benefit) for income taxes, net gain real estate disposals and discontinued operations	96,135	34,685	61,450	177.2
Provision (benefit) for income taxes	—	(2,200)	2,200	100.0

Income before net gain on real estate disposals and discontinued operations	96,135	36,885	59,250	160.6
Net gain on real estate disposals	—	64	(64)	(100.0)

Income before discontinued operations	96,135	36,949	59,186	160.2
Discontinued operations	66,618	28,757	37,861	131.7

Net income	$162,753	$65,706	$97,047	147.7%

Revenues

The increase in 2003 rental income reflects (i) the 3.5% increase in the rent paid under the Kindred Master Leases effective May 1, 2003, (ii) the $8.6 million increase in annualized rent on certain Kindred facilities effective July 1, 2003 and (iii) $6.0 million in additional rent earned during the year ended December 31, 2003 under our master lease with THI.

The rental income from Kindred includes $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases.

Interest income from loan receivable represents interest income received in connection with the THI mezzanine loan.

The increase in interest and other income is primarily attributable to the recovery in 2003 of a previously written-off receivable. In addition, interest income increased due to higher cash balances on hand to invest during 2003, which was partially offset by reduced interest rates.

Expenses

The increase in general, administrative and professional fees is primarily attributable to costs associated with our initiative to develop and market our strategic diversification program, to improve our overall asset management system, and to attract and retain appropriate personnel to achieve our business objectives.

During the year ended December 31, 2003, we reported an increase of approximately $20.2 million to our operating results, reflecting the reversal of a previously recorded contingent liability. See “Note 10—Income Taxes” of the Notes to Consolidated Financial Statements.

For the year ended December 31, 2003, we recorded an expense of $5.2 million related to the loss on a $120 million notional swap breakage. For the year ended December 31, 2002, we recorded an expense of $5.4 million related to the loss on a $350 million notional swap breakage. See “Note 7—Borrowing Arrangements” of the Notes to Consolidated Financial Statements.

Interest expense includes $4.1 million and $3.7 million of amortized deferred financing costs for the years ended December 31, 2003 and 2002, respectively. Interest expense included in discontinued operations was $3.5 million and $6.2 million for the years ended December 31, 2003 and 2002, respectively. Total interest expense, excluding interest on the United States settlement but including interest allocated to discontinued operations, decreased $13.4 million in 2003 over 2002. The decrease in interest expense from continuing and discontinued operations was due primarily to (i) a $9.9 million decrease as a result of reduced debt balances, (ii) a $0.4 million decrease from reduced interest rates, (iii) a $1.6 million decrease in swap ineffectiveness (See “Note 7—Borrowing Arrangements” of the Notes to Consolidated Financial Statements), and (iv) a $1.5 million decrease from the amortization of a deferred gain recorded in connection with a 1999 transaction to shorten the maturity of the 1998 Swap. We recorded swap ineffectiveness in the Consolidated Statement of Income of $0.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, to reflect the value of the excess of the notional amount of the 1998 Swap and 2003-2008 Swap (as defined below) over our future anticipated variable rate debt balance.

In April 2002, we refinanced indebtedness under our prior credit agreement and incurred a loss from extinguishment of debt of $6.9 million related to the write-off of unamortized deferred financing costs associated with our previous revolving credit facility. In December 2002, we incurred an additional $4.2 loss related to the repurchase of $34.0 million principal amount of our outstanding senior notes consisting of the write-off of unamortized deferred financing costs and premiums paid to repurchase.

On June 30, 2003, we incurred a $2.7 million expense relating to the early repayment of our United States settlement that is reflected as interest on United States Settlement on the Consolidated Statement of Income for the year ended December 31, 2003.

Gain on Sale of Kindred Common Stock

During the year ended December 31, 2003, we disposed of 920,814 shares of Kindred common stock and recognized a gain of $9.0 million. During the year ended December 31, 2002, we disposed of 159,500 shares of Kindred common stock and recognized a gain of $5.0 million.

Discontinued Operations

The increase in discontinued operations is a result of a higher net gain on the sale of properties in 2003, offset by the loss of net income due to the sales. Discontinued operations in 2002 includes the net income of properties sold in 2002 and in 2003, whereas the discontinued operations in 2003 only includes the net income of properties sold in 2003.

In the second quarter ended June 30, 2002, we sold a skilled nursing facility for $1.5 million in net cash proceeds to an unrelated third party and recognized a gain of $1.1 million which was included as a component of discontinued operations and we sold a hospital facility for $27.1 million in net cash proceeds to an unrelated third party and recognized a gain of $22.4 million which was also included as a component of discontinued operations.

Funds from Operations

Our funds from operations (“FFO”) for the five years ended December 31, 2004 are summarized in the following table:

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Net income (loss)	$120,900	$162,753	$65,706	$50,566	$(65,452)

Adjustments:
Depreciation on real estate assets	48,647	39,216	38,012	37,855	38,068
Realized gain on sale of real estate assets	—	—	(64)	(290)	(957)

Other items:
Discontinued operations
Real estate depreciation—discontinued	203	2,443	3,879	4,049	4,120
Gain on sale of real estate	(19,428)	(51,781)	(23,450)	—	—

Funds from operations	$150,322	$152,631	$84,083	$92,180	$(24,221)

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider FFO an appropriate measure of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements and data included elsewhere in this Annual Report on Form 10-K.

Asset/Liability Management

Asset/liability management is a key element of our overall risk management program. The objective of asset/liability management is to support the achievement of business strategies while maintaining appropriate risk levels. The asset/liability management process focuses on a variety of risks, including market risk (primarily interest rate risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Market Risk

We receive revenue primarily by leasing our assets under leases that are long-term triple net-leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from the THI mezzanine loan. Our obligations under our revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, on September 28, 2001, we entered into an interest rate swap agreement in the notional amount of $450 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “2003-2008 Swap”). The swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. On December 11, 2003, due to our lower expected future variable debt balances, we reduced the notional amount of the swap for the period from December 11, 2003 through June 29, 2006 from $450 million to $330 million. See “Note 7—Borrowing Arrangements” of the Notes to Consolidated Financial Statements. There are no collateral requirements under the swap. The notional amount of the swap is scheduled to decline from $330.0 million as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

To highlight the sensitivity of the interest rate swap and fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2004 and 2003 (in thousands):

	As of December 31,
	2004		2003
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
Notional amount	$330,000	N/A	$330,000	N/A
Book value	N/A	$(582,251)	N/A	$(366,038)
Fair value (a)	(16,550)	(635,990)	(27,868)	(405,563)
Fair value reflecting change in interest rates: (a)
-100 BPS	(25,489)	(672,024)	(40,364)	(427,663)
+100 BPS	(7,917)	(602,641)	(15,906)	(384,922)

(a)	The change in fair value of the swap was due to the general increase in interest rates. The change in fair value of fixed rate debt was due to (i) the assumption of approximately $96.3 million in fixed rate debt as a result of our ElderTrust merger and acquisitions during 2004, the fair value of which approximated book value at December 31, 2004, (ii) the issuance of $125.0 million in Senior Notes (as defined below) in October 2004, the fair value of which was approximately $127.5 million at December 31, 2004, and (iii) general increase in interest rates.
N/A	Not applicable.

We paid $13.3 million under the swap during the year ended December 31, 2004. Assuming that interest rates do not change, we estimate that we will pay approximately $7.7 million on the swap during the year ending December 31, 2005.

The carrying value of our variable rate debt approximates fair value. There is no cash flow impact from the fluctuation of interest rates because we currently hedge 100% of our variable rate debt. The fair value of our fixed rate debt is $636.0 million, which is based on open market trading activity provided by a third party for our Senior Notes and based on rates offered for similar arrangements for our mortgage indebtedness.

Credit Risk

As a result of our spin off of Kindred in 1998, we have a significant concentration of credit risk with Kindred under the Kindred Master Leases. For the years ended December 31, 2004 and 2003, Kindred accounted for $192.4 million, or 81.2% of our total revenues, and $182.0, or 93.5% of our total revenues, respectively. Accordingly, Kindred’s financial condition and ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our stockholders. In addition, any failure by Kindred to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “Risk Factors—Risks Arising from Our Business—We are dependent on Kindred; Kindred’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT” included in Part I, Item 1 of this Annual Report on Form 10-K and “Note 4—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

During 2004, our principal sources of liquidity were proceeds from equity and debt issuances, cash flow from operations, borrowings under revolving credit facilities and disposition of real estate assets, proceeds from stock option exercises, and proceeds from the Distribution Reinvestment and Stock Purchase Plan. We anticipate that cash flow from operations over the next twelve months will be adequate to fund our business operations, dividends to shareholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or equity offerings.

We intend to continue to fund future investments through cash flow from operations, borrowings under our revolving credit facility, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of December 31, 2004, we had cash and cash equivalents of $3.4 million, escrow deposits and restricted cash of $25.7 million (comprised of $5.0 million of reserves under the CMBS Loan (as defined below), $11.2 million that we paid into escrow as required under our mortgage agreements, a deposit of $9.5 million in connection with an IRS Section 1031 Exchange), and unused revolving credit availability of $251.3 million under our revolving credit facility.

CMBS Transaction

On December 12, 2001, we raised $225.0 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the “CMBS Loan”). As of December 31, 2004, the CMBS Loan bears interest at a weighted average of LIBOR plus 1.4935%, with principal and interest payable monthly. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $206.4 million will be due, assuming all scheduled amortization payments are made and no prepayments are made. The CMBS Loan may be prepaid in whole or in part at any time and from time to time without penalty or premium.

The CMBS Loan is secured by liens on 39 skilled nursing facilities transferred by Ventas Realty to Ventas Finance I, LLC (“Ventas Finance”) and leased to Kindred under a Kindred Master Lease (the “Kindred CMBS Master Lease”). Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and us. See “Note 7—Borrowing Arrangements” of the Notes to Consolidated Financial Statements.

Revolving Credit Facility

We obtained a new $300.0 million revolving credit facility in September 2004 that replaced our previous revolving credit facility. The revolving credit facility bears interest at LIBOR plus a percentage ranging 1.05% to 1.75%, depending on our consolidated leverage ratio. As of December 31, 2004, borrowings under the revolving credit facility were bearing interest at LIBOR plus 1.25%. We also incur an annual facility fee of 25 basis points payable in quarterly installments. The borrowing rate on the revolving credit facility at December 31, 2004 was approximately 3.65%. Initial borrowings under the revolving credit facility were used to refinance all of the amounts outstanding under our previous revolving credit facility and pay off the $60.0 million term loan under our previous revolving credit facility (the “Tranche B Term Loan”). Our current revolving credit facility matures in September 2007, subject to a one-year extension.

The outstanding aggregate principal balance of the revolving credit facility may not exceed either (a) the borrowing base (as described below) or (b) $300.0 million. As of December 31, 2004, the outstanding principal balance under the revolving credit facility (excluding outstanding letters of credit of $0.5 million) was $39.0 million and there was no term loan. Subject to the terms of the revolving credit facility, we have the option to increase our borrowing capacity to an amount not to exceed $450.0 million.

As of December 31, 2004, the borrowing base under the revolving credit facility was $290.8 million. The borrowing base is the sum of (i) sixty-five percent (65%) of the aggregate appraised property value of the borrowing base properties, plus (ii) 100% of amounts on deposit in certain cash collateral or pledged accounts. The borrowing base properties are currently comprised of 44 owned or leased real properties, which are also mortgaged to secure the revolving credit facility. As of December 31, 2004, the borrowing base properties had a net book value of $113.5 million and were leased to Kindred pursuant to Master Lease No. 1.

The agreement relating to the revolving credit facility contains a number of restrictive covenants. See “Note 7—Borrowing Arrangements” of the Notes to Consolidated Financial Statements.

Senior Notes Offering

In October 2004, we completed the offering of 6 5/8% Senior Notes due October 15, 2014 of our subsidiaries, Ventas Realty and Ventas Capital Corporation (“the Issuers”), in the aggregate principal amount of $125.0 million (the “2014 Senior Notes”). In April 2002, we completed the offering of 8 3/4% Senior Notes due May 1, 2009 of the Issuers in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due May 1, 2012 of the Issuers, in the aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes and the 2014 Senior Notes, the “Senior Notes”). On December 31, 2002, we purchased $0.8 million principal amount of 2009 Senior Notes and $33.2 million principal amount of 2012 Senior Notes in open market transactions. As of December 31, 2004, $125.0 million principal amount of 2014 Senior Notes, $174.2 million principal amount of 2009 Senior Notes and $191.8 million principal amount of 2012 Senior Notes were outstanding. We and certain of our subsidiaries have fully and unconditionally guaranteed the Senior Notes.

Pursuant to the registration rights agreement entered into in connection with the 2014 Senior Notes offering, on January 28, 2005, we completed an offer to exchange the 2014 Senior Notes with a new series of notes that are registered under the Securities Act of 1933, as amended, and are otherwise substantially identical to the outstanding 2014 Senior Notes, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer.

The Senior Notes are subject to a number of restrictive covenants. See “Note 7—Borrowing Arrangements” of the Notes to Consolidated Financial Statements.

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). We declared dividends greater than 100% of estimated taxable income for 2004 and intend to pay a dividend greater than 100% of taxable income for 2005.

We expect that REIT taxable income will be less than cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement, it is possible that from time to time we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements.

Capital Expenditures and Property Acquisitions

Except with respect to our medical office buildings, capital expenditures to maintain and improve the leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with the leased properties. After the expiration of the leases, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to make expenditures and borrow funds is restricted by the terms of our revolving credit facility and the Senior Notes.

Shelf Registration Statement and Equity Offering

On June 19, 2002, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to $750.0 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002.

On March 15, 2004, we completed the sale of 2,000,000 shares of our common stock in an underwritten public offering under the shelf registration statement. We received $51.1 million in net proceeds from the sale, which we used to repay indebtedness under our revolving credit facility and for general corporate purposes, including the funding of acquisitions. As of December 31, 2004, $599.1 million of securities remained available for offering under the shelf registration statement.

During the fourth quarter ended December 31, 2002, we completed the sale of 9,000,000 shares of our common stock in a joint equity offering with Tenet Healthcare Corporation (“Tenet”). In the offering, Tenet sold all 8,301,067 shares of our common stock that it held. Our net proceeds from the sale were $93.6 million, which we used to repay outstanding indebtedness, including the indebtedness incurred by us to invest in transactions with THI.

Other

In 2004, we assumed facility level mortgage debt in connection with acquisitions of certain facilities and the ElderTrust merger. Outstanding facility level mortgage debt was approximately $100.5 million as of December 31, 2004. See “Note 6—Mergers and Acquisitions” of the Notes to Consolidated Financial Statements.

In 2000, we recorded a $96.5 million charge related to the United States settlement. Under the United States settlement, we were required to pay $103.6 million to the federal government, of which $34.0 million was paid on April 20, 2001, the date of Kindred’s emergence from bankruptcy. The balance of $69.6 million bore interest at 6% per annum and was payable in equal quarterly installments over a five-year term commencing on June 30, 2001. The charge in the fourth quarter of 2000 was discounted for accounting purposes based on an imputed borrowing rate of 10.75%. We were required to pay $16.2 million in principal and interest in 2003 under the United States settlement. On June 30, 2003, we prepaid in full the principal amount owed on the United States settlement. There was no prepayment penalty or other charges payable on account of the early repayment.

We received proceeds on the exercises of stock options in the amounts of $17.7 million and $22.6 million for the years ended December 31, 2004 and 2003, respectively. Future proceeds on the exercises of stock options are primarily affected by the future performance of our stock price and the number of options outstanding. Options outstanding have decreased to 1.6 million as of December 31, 2004, from 2.6 million and 4.2 million as of December 31, 2003 and 2002, respectively.

We generated net proceeds from our Distribution Reinvestment and Stock Purchase Plan of $5.3 million during the fourth quarter of 2004 and $13.1 million for the year ended December 31 2004. Beginning in March 2005, we are offering a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. During 2004 we offered a 2% discount. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

We have outstanding loans to certain current and former executive officers in the aggregate principal amount of approximately $3.2 million as of December 31, 2004, down from $3.8 million at December 31, 2003. The loans are payable over ten years beginning, in each case, on the date such loan was made. See “Note 15—Related Party Transactions” of the Notes to Consolidated Financial Statements.

Cash Flows

Net cash provided by operating activities totaled $150.0 million and $137.4 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 cash flows is primarily a result of increases due to rent escalators and additional rent net of interest expense relating to the properties acquired during 2004.

Net cash used in investing activities for the year ended December 31, 2004 was $298.7 million. We invested $323.7 million in real property which was financed through borrowings under the revolving credit facility and cash on hand and sold two facilities for proceeds of $21.1 million. Net cash provided by investing activities for the year ended December 31, 2003 was $159.7 million. We received $139.2 million in proceeds from the disposal of real estate properties and $20.2 million in proceeds from the sale of the Kindred common stock. Net cash used in investing activities for the year ended December 31, 2002 was $34.1 million. We made a net investment in transactions with THI of $68.9 million, received $28.6 million in proceeds from the disposal of real estate properties, and received $7.0 million in proceeds from the sale of the Kindred common stock.

Net cash provided by financing activities totaled $70.0 million for the year ended December 31, 2004. The proceeds included (i) $125.0 million from the issuance of the 2014 Senior Notes, (ii) $64.2 million from the issuance of common stock; (iii) $39.0 million from net borrowings on the revolving credit facility and (iv) $17.7 million from the issuance of common stock upon exercise of stock options. The uses included (i) an aggregate principal payment of $67.0 million on our Tranche B Term Loan, CMBS Loan and other mortgage loans, and (ii) $103.5 million of cash dividend payments.

Net cash used in financing activities totaled $217.4 million for the year ended December 31, 2003. The uses included (i) an aggregate principal payment of $67.1 million on our revolving credit facility and the CMBS Loan, (ii) $37.4 million payment in 2003 for the settlement of the repurchase of the Senior Notes that occurred on December 31, 2002, (iii) $8.6 million in swap breakage fees, (iv) full repayment on the United States settlement of $46.6 million and (v) $80.2 million of cash dividend payments. The uses were offset by $22.6 million of proceeds from the issuance of common stock upon of exercise of stock options.

Net cash used in financing totaled $98.4 million for the year ended December 31, 2002. The uses include (i) a net of $106.7 million payment of principal on our revolving credit facility and the CMBS Loan, (ii) $15.1 million in financing fees, (iii) $12.8 million in swap breakage costs, (iv) $50.1 million of cash dividend payments, and (v) $10.8 million of principal payments on the United States settlement. The uses were offset by net proceeds of $97.2 million from the issuance of common stock including the net proceeds of $93.6 million from the issuance of nine million shares and $3.6 million from the exercise of stock options.

On December 31, 2002, we repurchased through open market purchases $0.8 million principal amount of 2009 Senior Notes and $33.2 million principal amount of 2012 Senior Notes. The total purchase price aggregated $37.4 million. As a result of these purchases, we reported a loss from the extinguishment of debt of $4.2 million in the fourth quarter ended December 31, 2002.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in the future periods (in thousands).

	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt obligations (1)(2)	$1,226,443	$64,014	$366,277	(3)	$293,750	(4)	$502,402	(5)
Obligations under interest rate swap(2)	16,550	7,723	8,061		766		—
Operating lease obligations	1,364	379	771		214		—

Total	$1,244,357	$72,116	$375,109		$294,730		$502,402

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the interest rate swap were based on forward rates obtained as of December 31, 2004.
(3)	Includes a $206.4 million balloon payment due December 2006 on the CMBS Loan.
(4)	Includes $174.2 million outstanding principal amount of the 2009 Senior Notes.
(5)	Includes $191.8 million outstanding principal amount of the 2012 Senior Notes, and $125.0 million of the 2014 Senior Notes.

In connection with the Kindred spin off, we assigned our former third-party lease obligations and third-party guarantee agreements to Kindred. As of December 31, 2004, we believe that the aggregate exposure under our third-party lease obligations was approximately $26.0 million and that we have no material exposure under the third-party guarantee agreements. Kindred has agreed to indemnify and hold us harmless from and against all claims against us arising out of the third-party leases, and we do not expect to incur any liability under those leases. However, we cannot assure you that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor its obligations under the indemnity agreement relating to the third-party leases. See “Note 11—Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information set forth in Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management” is incorporated by reference into this Item 7A.

ITEM 8.    Financial Statements and Supplementary Data

Ventas, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedule

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States.

Management, under the supervision of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 was effective. All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of our management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ventas, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005, expressed an unqualified opinion thereon.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for gains and losses on extinguishment of debt in 2003 and changed its method of accounting for disposal of long-lived assets in 2002.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Ventas, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Ventas, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ventas, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule listed in the index of Ventas, Inc. and our report dated February 22, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2005

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except per share amounts)

	2004	2003
Assets
Real estate investments:
Land	$147,327	$104,300
Building and improvements	1,364,884	985,881

	1,512,211	1,090,181
Accumulated depreciation	(454,110)	(408,891)

Net real estate property	1,058,101	681,290
Loan receivable, net	13,031	16,455

Net real estate investments	1,071,132	697,745
Cash and cash equivalents	3,365	82,104
Escrow deposits and restricted cash	25,710	7,575
Deferred financing costs, net	13,550	13,465
Notes receivable from employees	3,216	3,772
Other	9,962	8,189

Total assets	$1,126,935	$812,850

Liabilities and stockholders’ equity
Liabilities:
Senior Notes payable and other debt	$843,178	$640,562
Deferred revenue	12,887	15,308
Interest rate swap agreements	16,550	27,868
Accrued dividend	27,498	21,614
Accrued interest	8,743	5,821
Accounts payable and other accrued liabilities	27,461	14,968
Deferred income taxes	30,394	30,394

Total liabilities	966,711	756,535

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 85,131 and 82,608 shares issued at December 31, 2004 and 2003, respectively	21,283	20,652
Capital in excess of par value	208,903	162,466
Unearned compensation on restricted stock	(633)	(748)
Accumulated other comprehensive loss	(9,114)	(18,294)
Retained earnings (deficit)	(45,297)	(56,790)

	175,142	107,286
Treasury stock, 532 and 1,817 shares at December 31, 2004 and 2003, respectively	(14,918)	(50,971)

Total stockholders’ equity	160,224	56,315

Total liabilities and stockholders’ equity	$1,126,935	$812,850

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)

	2004	2003	2002
Revenues:
Rental income	$232,911	$189,987	$174,822
Interest income from loan receivable	2,958	3,036	995
Interest and other income	987	1,696	1,178

Total revenues	236,856	194,719	176,995

Expenses:
Property-level operating expenses	1,337	—	—
General, administrative and professional fees	16,917	15,158	12,913
Reversal of contingent liability	—	(20,164)	—
Amortization of restricted stock grants	1,207	1,274	1,853
Depreciation	49,035	39,500	38,229
Net loss on swap breakage	—	5,168	5,407
Interest	66,817	61,660	72,384
Loss on extinguishment of debt	1,370	84	11,077
Interest on United States Settlement	—	4,943	5,461

Total expenses	136,683	107,623	147,324

Operating income	100,173	87,096	29,671
Gain on sale of Kindred common stock	—	9,039	5,014

Income before provision (benefit) for income taxes, net gain on real estate disposals and discontinued operations	100,173	96,135	34,685
Provision (benefit) for income taxes	—	—	(2,200)

Income before net gain on real estate disposals and discontinued operations	100,173	96,135	36,885
Net gain on real estate disposals	—	—	64

Income before discontinued operations	100,173	96,135	36,949
Discontinued operations	20,727	66,618	28,757

Net income	$120,900	$162,753	$65,706

Earnings per common share:
Basic:
Income before discontinued operations	$1.20	$1.21	$0.53
Net income	$1.45	$2.05	$0.95
Diluted:
Income before discontinued operations	$1.19	$1.20	$0.53
Net income	$1.43	$2.03	$0.93

Shares used in computing earnings per common share:
Basic	83,491	79,340	69,336
Diluted	84,352	80,094	70,290

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2004, 2003, and 2002

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Unearned Compensation On Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2002	$18,402	$122,468	$(1,000)	$36,174	$(134,088)	$(133,030)	$(91,074)
Comprehensive income:
Net income	—	—	—	—	65,706	—	65,706
Unrealized loss on interest rate swaps	—	—	—	(55,957)	—	—	(55,957)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the year	—	—	—	30,137	—	—	30,137
Unrealized loss on Kindred common stock	—	—	—	(31,456)	—	—	(31,456)
Reclassification adjustment for realized gain on Kindred common stock included in net income during the year	—	—	—	(5,014)	—	—	(5,014)

Comprehensive income							3,416
Dividends to common stockholders—$0.95 per share	—	—	—	—	(65,897)	—	(65,897)
Proceeds from issuance of shares for offering, net	2,250	91,363	—	—	—	—	93,613
Proceeds from issuance of shares for stock plans, net	—	(18,627)	—	—	—	22,344	3,717
Grant of restricted stock, net of forfeitures	—	(3,425)	(1,646)	—	—	5,816	745
Amortization of restricted stock grants	—	—	1,853	—	—	—	1,853

Balance at December 31, 2002	20,652	191,779	(793)	(26,116)	(134,279)	(104,870)	(53,627)

Comprehensive income:
Net income	—	—	—	—	162,753	—	162,753
Unrealized loss on interest rate swaps	—	—	—	(8,226)	—	—	(8,226)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the year	—	—	—	21,577	—	—	21,577
Unrealized gain on Kindred common stock	—	—	—	3,510	—	—	3,510
Reclassification adjustment for realized gain on Kindred common stock included in net income during the year	—	—	—	(9,039)	—	—	(9,039)

Comprehensive income							170,575
Dividends to common stockholders—$1.07 per share	—	—	—	—	(85,264)	—	(85,264)
Proceeds from issuance of shares for stock plans, net	—	(26,636)	—	—	—	49,420	22,784
Grant of restricted stock, net of forfeitures	—	(2,677)	(1,229)	—	—	4,479	573
Amortization of restricted stock grants	—	—	1,274	—	—	—	1,274

Balance at December 31, 2003	20,652	162,466	(748)	(18,294)	(56,790)	(50,971)	56,315

Comprehensive income:
Net income	—	—	—	—	120,900	—	120,900
Unrealized loss on interest rate swaps	—	—	—	(1,965)	—	—	(1,965)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the year	—	—	—	11,145	—	—	11,145

Comprehensive income							130,080
Dividends to common stockholders—$1.30 per share	—	—	—	—	(109,407)	—	(109,407)
Proceeds from issuance of shares for offering, net	631	63,575	—	—	—	—	64,206
Proceeds from issuance of shares for stock plans, net	—	(16,854)	—	—	—	34,653	17,799
Grant of restricted stock, net of forfeitures	—	(284)	(1,092)	—	—	1,400	24
Amortization of restricted stock grants	—	—	1,207	—	—	—	1,207

Balance at December 31, 2004	$21,283	$208,903	$(633)	$(9,114)	$(45,297)	$(14,918)	$160,224

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$120,900	$162,753	$65,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations)	49,238	41,943	42,108
Amortization of deferred financing costs	3,895	4,095	3,706
Amortization of restricted stock grants	1,207	1,274	1,853
Reversal of contingent liability	—	(20,164)	—
Straight-lining of rental income	(2,462)	(108)	(188)
Gain on sale of Kindred common stock	—	(9,039)	(5,014)
Gain on sale of assets (including amounts in discontinued operations)	(19,428)	(51,781)	(23,514)
Loss on impairment of asset (included in discontinued operations)	—	845	—
Loss on extinguishment of debt	1,370	84	11,077
Amortization of deferred revenue	(2,577)	(3,707)	(2,711)
Net loss on swap breakage	—	5,168	5,407
Other	(2,016)	(212)	2,023
Changes in operating assets and liabilities:
(Increase) decrease in escrow deposits and restricted cash	(8,965)	12,378	820
Increase in other assets	(102)	(1,892)	(1,338)
Increase (decrease) in accrued interest	2,922	(1,416)	6,646
Increase (decrease) in accounts payable and accrued and other liabilities	5,976	(2,855)	9,804

Net cash provided by operating activities	149,958	137,366	116,385
Cash flows from investing activities:
Purchase of furniture and equipment	(202)	(258)	(308)
Net investment in real estate property	(323,729)	—	(53,000)
Investment in loan receivable	—	—	(64,931)
Proceeds from sale of loan receivable, net	—	—	49,033
Sale of real estate properties	21,100	139,164	28,620
Proceeds from sale of Kindred common stock	—	20,223	6,950
Proceeds from loan receivable	3,580	205	—
Repayment (issuance) of notes receivable from employees	556	367	(504)

Net cash (used in) provided by investing activities	(298,695)	159,701	(34,140)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	39,000	(59,900)	(101,301)
Proceeds from debt	125,000	—	620,300
Purchase of Senior Notes	—	(37,366)	—
Repayment of debt	(67,011)	(7,247)	(18,590)
Repayment of debt through refinancing	—	—	(607,106)
Payment of swap breakage fee	—	(8,575)	(12,837)
Payment of deferred financing costs	(5,350)	(40)	(15,127)
Payment on the United States Settlement	—	(46,647)	(10,755)
Issuance of common stock	64,206	—	93,560
Proceeds from stock option exercises	17,676	22,604	3,595
Cash distribution to stockholders	(103,523)	(80,247)	(50,125)

Net cash provided by (used in) financing activities	69,998	(217,418)	(98,386)

Net (decrease) increase in cash and cash equivalents	(78,739)	79,649	(16,141)
Cash and cash equivalents at beginning of year	82,104	2,455	18,596

Cash and cash equivalents at end of year	$3,365	$82,104	$2,455

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$62,530	$70,342	$60,790
Supplemental schedule of non-cash activities:
Dividend distribution of Kindred common stock	$—	$—	$17,086
Assets and liabilities assumed from acquisition:
Real estate investments	$103,603	$—	$—
Escrow deposits and restricted cash	$9,170	$—	$—
Other assets acquired	$206	$—	$—
Debt	$105,627	$—	$—
Other liabilities	$7,352	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (together with its subsidiaries, except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare and senior housing facilities. As of December 31, 2004, this portfolio consisted of 201 skilled nursing facilities, 40 hospitals, 30 senior housing facilities and 16 other facilities in 39 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) leased 225 of our facilities as of December 31, 2004. We also have real estate loan investments relating to 25 healthcare and senior housing facilities as of December 31, 2004.

We conduct substantially all of our business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), and an operating partnership, ElderTrust Operating Partnership (“ETOP”), in which we own 99.6% of the partnership units.

Note 2—Summary of Significant Accounting Policies

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R).

As required under SFAS No. 123(R), we expect to adopt the provisions of this accounting standard on July 1, 2005. We expect to apply the modified prospective method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. As permitted by SFAS No. 123(R), we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) is expected to result in an immaterial increase in expense during the second half of 2005 based on unvested options outstanding as of December 31, 2004 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS No. 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. See “Note 9—Stockholders’ Equity and Stock Options”.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 that related to the rescission of SFAS No. 4 required us to reclassify certain prior period items that no longer meet the extraordinary classification into continuing operations. Additionally, future gains and losses related to debt extinguishment may be required to be classified as income from continuing operations. The provisions of SFAS No. 145 related to the rescission of

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. As required, on January 1, 2003 we adopted SFAS No. 145. In accordance with SFAS No. 145, our prior year financial statements have been reclassified to include gains and losses from extinguishment of debt in continuing operations. This reclassification has no effect on our net income.

Basis of Presentation

The consolidated financial statements include the accounts of Ventas, Inc. and all of its direct and indirect wholly owned subsidiaries and ETOP. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Segment Reporting

We have one primary reportable segment, which consists of investment in real estate. Our primary business is financing, owning and leasing healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties, primarily Kindred. See “Note 4—Concentration of Credit Risk.” Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our medical office buildings, we do not operate our facilities nor do we allocate capital to maintain the properties. Substantially all depreciation and interest expenses, except for interest expense relating to the United States Settlement (as defined in “Note 11—Commitments and Contingencies—Settlement of United States Claims”), reflected in the Consolidated Statements of Income relate to the ownership of our investment in real estate.

Discontinued Operations

The results of operations and gain/(loss) on real estate properties sold or held for sale are reflected in the Consolidated Statements of Income as “discontinued operations” for all periods presented. Interest expense allocated to discontinued operations has been estimated based on a proportional allocation of rental income among all of our facilities.

Long-Lived Assets

Investments in real estate properties are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No. 141, “Business Combinations.” We estimate fair values of the components of assets acquired as of the acquisition date or engage a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of our buildings on an as-if-vacant basis, and amortize the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and amortize such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. We adjust the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time we make any such adjustment. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

During the year ended December 31, 2003, we recorded a $0.8 million impairment on one non-operating skilled nursing facility. During the years ended December 31, 2004 and 2002, we did not recognize an impairment loss.

Loan Receivable

The loan receivable is stated at the unpaid principal balance net of deferred origination fees. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees are amortized over the contractual life of the loan using the level yield method. Interest income on the loans receivable is recorded as earned. We evaluate the collectibility of the loan receivable based on, among other things (i) corporate and facility level financial and operational reports, (ii) compliance with the financial covenants set forth in the applicable loan documents and (iii) the financial stability of the applicable borrower and any guarantor.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Escrow Deposits and Restricted Cash

Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax and insurance expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from property sales that were executed as a tax-deferred disposition. Restricted cash represents amounts committed for various utility deposits and security deposits paid to us by third parties.

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $7.3 million and $7.4 million at December 31, 2004 and 2003, respectively.

Derivative Instruments

As discussed in “Note 7—Borrowing Arrangements,” we use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements. Derivative instruments are reported at fair value on the Consolidated Balance Sheets. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income exclusive of ineffectiveness amounts which are reported in interest expense. As of December 31, 2004, a $9.1 million net unrealized loss on the derivatives is included in accumulated other comprehensive income. Changes in fair value of derivative instruments that are not eligible for hedge accounting are reported in the Consolidated Statements of Income. See “Note 8—Fair Values of Financial Instruments.” Fair values of derivative instruments are verified with a third party consultant.

Fair Values of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments.

•	Real estate loan receivable: The fair value of loans receivable approximates net carrying value, based on rates offered for similar arrangements.

•	Notes receivable from employees: The fair values of the notes receivable from employees are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•	Interest rate swap agreement: The fair value of the interest rate swap agreement is based on rates being offered for similar arrangements which consider forward yield curves and discount rates.

•	Revolving credit facilities and CMBS Loan: The fair values of borrowings under variable rate agreements approximate their carrying value.

•	Senior Notes payable: The fair values of borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

•	Other mortgages: The fair value of other mortgage loans approximates net carrying value, based on rates offered for similar arrangements.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments.

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases (as defined below), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Note 3—Revenues from Properties

Approximately 81.2% of our total revenues for the year ended December 31, 2004 was derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions, and are subject to three five-year renewal terms.

Kindred is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Annual Report on Form 10-K is derived from filings made with the Commission or other publicly available information, or has been provided to us by Kindred. We have not verified this information either through an independent investigation or by reviewing Kindred’s public filings. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s publicly available filings from the Commission.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Kindred Master Lease). Base Rent escalates on May 1 of each year at an annual rate of 3.5% over the prior period Base Rent if certain Kindred revenue parameters are met. Assuming such Kindred revenue parameters are met, annual Base Rent under the Kindred Master Leases will be $198.9 million from May 1, 2005 to April 30, 2006.

On July 1, 2003, we amended the Kindred Master Leases to increase rent on certain facilities leased to Kindred by $8.6 million per year on an annualized basis (May 1, 2003-April 30, 2004), for approximately seven years. This amount will escalate 3.5% annually in accordance with the Kindred Master Leases.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future contracted minimum rentals, excluding rent escalations and excluding the amortization of the value of the Kindred common stock and the $4.5 million in cash received on April 20, 2001, the date on which Kindred emerged from bankruptcy, but with straight-line rents where applicable, for all our leases are as follows:

	Kindred	Other	Total
	(in thousands)
2005	$192,187	$50,155	$242,342
2006	192,187	50,254	242,441
2007	192,187	50,240	242,427
2008	157,144	49,473	206,617
2009	139,622	48,708	188,330
Thereafter	168,714	323,525	492,239

Total	$1,042,041	$572,355	$1,614,396

We have a one-time right under each Kindred Master Lease (the “Reset Right”), exercisable by notice given on or after January 20, 2006 and on or before July 19, 2007, to increase the rent to a then fair market rental rate, commencing as early as July 19, 2006, for a total fee of $4.6 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. The Reset Right generally applies on a lease-by-lease basis, except that the Reset Rights under Master Lease No. 1, Master Lease No. 1A and the Kindred CMBS Master Lease (defined in “Note 7—Borrowing Arrangements—CMBS Transaction”) can only be exercised together. If the Reset Right is exercised for any Kindred Master Lease, the annual escalations currently applicable to that lease may be altered or reduced, depending on market conditions at the time. We believe that, based on information currently available to us and current market conditions, if we were entitled to and did exercise the Reset Right, the rent under the Kindred Master Leases would increase, perhaps materially. However, the value of the Reset Right is dependent on a variety of factors and is highly speculative and there can be no assurances regarding the value of the Reset Right.

Note 4—Concentration of Credit Risk

As of December 31, 2004, approximately 67.3% of our properties, based on their original cost, were operated by Kindred and approximately 55.1% of our properties, based on their original cost, were skilled nursing facilities. Our remaining properties consist of hospitals, senior housing facilities and other facilities. Our facilities are located in 39 states, with facilities in one state accounting for more than 10% of total revenues during the years ended December 31, 2004, 2003 and 2002.

Because we lease a substantial portion of our properties to Kindred and Kindred is the primary source of our total revenues, Kindred’s financial condition and ability and willingness to satisfy its obligations under the Kindred Master Leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. On September 13, 1999, Kindred filed for protection under the federal bankruptcy laws with the United States Bankruptcy Court for the District of Delaware, and Kindred emerged from bankruptcy on April 20, 2001. Despite Kindred’s emergence from bankruptcy, we cannot assure you that Kindred will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Kindred Master Leases or that Kindred will perform its obligations under the Kindred Master Leases. The inability or unwillingness of Kindred to satisfy its obligations under the Kindred Master Leases would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required to maintain our status as a REIT.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Dispositions

In 2004, we completed the sale of two facilities for $21.1 million in net cash proceeds and recognized a net gain on the sale of $19.4 million. In addition, the tenant paid us lease termination fees approximating $0.5 million. In 2003, we completed the sale of 27 facilities for $139.2 million in net cash proceeds and recognized a net gain on the sale of $51.8 million. In addition, the tenants paid us lease termination fees approximating $10.1 million. In 2002, we completed the sale of two facilities for $28.6 million in net cash proceeds and recognized a net gain on the sale of $23.5 million. The net gains and lease termination fees are included in discontinued operations for the respective years in which the dispositions occurred.

As of December 31, 2003, 2002 and 2001, the net book value of the facilities sold and held for sale during 2004, 2003 and 2002 was $3.2 million, $91.7 million and $5.3 million, respectively.

Set forth below is a summary of the results of operations of the sold and held for sale facilities during the years ended December 31, 2004, 2003 and 2002:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
Rental income	$1,392	$11,510	$15,410
Interest and other income	500	10,116	—

Expenses:
Interest	390	3,501	6,224
Depreciation	203	2,443	3,879
Loss on impairment of asset held for sale	—	845	—

Income before gain on sale of real estate	1,299	14,837	5,307
Gain on sale of real estate	19,428	51,781	23,450

Discontinued operations	$20,727	$66,618	$28,757

Note 6—Mergers and Acquisitions

During the year ended December 31, 2004, we completed the acquisitions described below. The primary reason for these acquisitions was to invest in healthcare and senior housing properties with an expected yield on investment, as well as to diversify our properties and revenue base and reduce our dependence on Kindred for rental revenue.

ElderTrust Merger

On February 5, 2004, we acquired all of the outstanding common shares of ElderTrust, in an all cash transaction valued at $184.0 million. At the close of the ElderTrust transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust transaction was approximately $160.0 million. The ElderTrust transaction added 18 facilities to our portfolio. The ElderTrust properties are leased to various operators under leases having remaining terms primarily ranging from four to 11 years and initially providing for aggregate, annual cash base rent of approximately $16.4 million, subject to escalation as provided in the leases. Concurrent with the consummation of the ElderTrust transaction, we also purchased all of the limited partnership units in ETOP, then held by third parties at $12.50 per unit, other than 31,455 Class C Units in ETOP (which remain outstanding). ETOP owns directly or indirectly all of the ElderTrust properties. Our ownership of the ElderTrust properties is subject to approximately $77.7 million of property-level debt as of December 31, 2004.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brookdale Transactions

During the period from January 1, 2004 through May 12, 2004, we acquired 15 independent living or assisted living facilities for an aggregate purchase price of $157.4 million. These facilities are leased by us to affiliates of Brookdale Living Communities, Inc. (“Brookdale”) pursuant to a master lease containing 10 properties and five separate single facility leases, all of which are triple-net leases guaranteed by Brookdale having an initial term of 15 years and initially providing for aggregate, annual cash base rent of approximately $14.5 million, subject to annual escalation of the greater of (i) 2% or (ii) 75% of the annual increase in the consumer price index.

Other 2004 Acquisitions

During 2004, we acquired four senior housing facilities and two skilled nursing facilities, for an aggregate purchase price of $93.3 million. The facilities are leased under triple-net leases, having initial terms of 10 to 15 years and providing aggregate, annual cash base rent of approximately $8.9 million, subject to escalation as provided in the leases. We also acquired five medical office buildings, for an aggregate purchase price of $15.9 million. These buildings are leased to various tenants under leases having remaining terms ranging from four to six years and initially providing for aggregate, annual cash base rent of approximately $1.9 million, subject to escalation as provided in the leases. We have engaged managers to manage the operations at the medical office buildings.

Estimated Fair Value

The 2004 acquisitions were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received. We are in the process of computing fair values; thus, the allocation of the purchase price is subject to refinement.

	ElderTrust Merger	Brookdale Transactions	Other 2004 Acquisitions	Total
	(in millions)
Land	$17	$14	$12	$43
Buildings and improvements	144	144	96	384
Cash and cash equivalents	28	—	—	28
Other assets	5	2	3	10

Total assets acquired	194	160	111	465

Notes payable and other debt	83	20	3	106
Other liabilities	2	3	2	7

Total liabilities acquired	85	23	5	113

Net assets acquired	109	137	106	352
Less cash acquired	(28)	—	—	(28)

Net cash paid	$81	$137	$106	$324

The buildings are being depreciated over their estimated useful lives, which were determined to be 30 years for those acquired in the ElderTrust merger and 35 years for all other 2004 acquisitions.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2004 acquisitions and merger and the 2004 equity offering as of the beginning of each of the three years ended December 31, 2004:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Revenues	$249,372	$239,380	$221,656
Expenses	143,922	135,946	175,647
Net income from continuing operations	105,450	112,473	53,287
Net income	126,177	179,091	82,044

Earnings per common share:
Basic:
Net income from continuing operations	$1.26	$1.38	$0.75
Net income	$1.51	$2.20	$1.15
Diluted:
Net income from continuing operations	$1.25	$1.37	$0.74
Net income	$1.49	$2.18	$1.13

Shares used in computing earnings per common share:
Basic	83,824	81,340	71,336
Diluted	84,685	82,094	72,290

Transactions with Trans Healthcare, Inc.

On November 4, 2002, we, through Ventas Realty completed a $120.0 million transaction with Trans Healthcare, Inc. (“THI”), a privately owned long-term care and hospital company. The transaction was structured as a $53.0 million sale-leaseback transaction and a $67.0 million loan, comprised of a first mortgage loan and a mezzanine loan. Following a sale of the $50 million THI first mortgage loan in December 2002, our investment in THI was $70.0 million.

As part of the THI sale leaseback, Ventas Realty purchased five properties and is leasing them back to THI under a triple-net master lease. The properties subject to the sale leaseback are four skilled nursing facilities and one continuing care retirement community. The THI master lease, which has an initial term of 10 years, provides for initial annual base rent of $5.9 million. The THI master lease provides that if THI meets specified revenue parameters, annual base rent will escalate each year by the greater of (i) 3% or (ii) 50% of the consumer price index.

THI remains current on all of its payment obligations to us, although we have entered into several forbearance agreements with THI regarding certain non-financial terms of its agreements with us. As of February 15, 2005, the balance of the mezzanine loan was $12.4 million. The THI mezzanine loan bears interest, inclusive of upfront fees, at 18% per annum and is secured by equity pledges in entities that own and operate the 17 healthcare facilities that also collateralize the THI first mortgage loan, plus liens on four other healthcare properties, and interests in three additional properties and a physical therapy business.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Borrowing Arrangements

The following is a summary of our long-term debt and certain interest rate and maturity information as of December 31, 2004 and 2003:

	As of December 31,
	2004	2003
	(in thousands)
Revolving credit facility	$39,000	$—
Tranche B Term Loan	—	59,100
8.75% Senior Notes due 2009	174,217	174,217
9.00% Senior Notes due 2012	191,821	191,821
6.625% Senior Notes due 2014	125,000	—
CMBS Loan	212,612	215,424
Other mortgage loans	100,528	—

	$843,178	$640,562

CMBS Loan

On December 12, 2001, we raised $225.0 million in gross proceeds from the completion of a commercial mortgage backed securitization transaction (the “CMBS Transaction”). Under a Loan and Security Agreement dated as of December 12, 2001 (the “CMBS Loan Agreement”), Ventas Finance obtained a loan in the principal amount of $225.0 million (the “CMBS Loan”) from Merrill Lynch Mortgage Lending, Inc., as lender (the “CMBS Lender”). The CMBS Loan is comprised of six components (i) a component in the original principal amount of $125,230,000 which bears interest at LIBOR plus 0.8665%; (ii) a component in the original principal amount of $17,970,000 which bears interest at LIBOR plus 1.1665%; (iii) a component in the original principal amount of $8,860,000 which bears interest at LIBOR plus 1.5165%; (iv) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 1.9665%; (v) a component in the original principal amount of $26,830,000 which bears interest at LIBOR plus 2.6665%; and (vi) a component in the original principal amount of $19,280,000 which bears interest at LIBOR plus 3.1665%. Principal of and interest on the CMBS Loan is payable monthly. Principal payments on the CMBS Loan were calculated based upon a 25-year amortization schedule using an assumed interest rate of 9.46% per annum. The CMBS Loan matures on December 9, 2006, at which time a principal balloon payment of approximately $206.4 million will be due, assuming all scheduled amortization payments are made and no prepayments are made on the CMBS Loan. The CMBS Loan may be prepaid in whole or in part at any time and from time to time without penalty or premium.

The CMBS Loan is secured by liens on 39 skilled nursing facilities transferred by Ventas Realty to Ventas Finance and leased to Kindred under a Kindred Master Lease (the “Kindred CMBS Master Lease”). Except for certain customary exceptions, the CMBS Loan is non-recourse to Ventas Finance and us.

Ventas Finance is required to maintain or cause to be maintained various reserve accounts under the CMBS Loan Agreement including a debt service reserve, an imposition and insurance reserve and a replacement reserve account. The impositions and insurance reserve and the replacement reserve under the CMBS Loan Agreement are being funded and/or maintained by Kindred as required under and in accordance with the terms of the Kindred CMBS Master Lease. If Kindred should be unwilling or unable to fund these reserves under the CMBS Loan Agreement, Ventas Finance will be required to fund and/or maintain such reserves. Restricted cash at December 31, 2004 included $5.0 million related to the debt service reserve account for the CMBS Loan.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monthly rental amounts under the Kindred CMBS Master Lease are deposited directly by Kindred into a central account for the benefit of the CMBS Lender. After application to monthly principal and interest payments and the reserve accounts, the central account is swept on a daily basis to Ventas Finance. However, during the continuance of an event of default or a Cash Flow Sweep Event, as defined in the CMBS Loan Agreement, all amounts in the central account in excess of the current month’s principal and interest payment and the required reserve payments will be deposited into an account and applied as a prepayment of the CMBS Loan on the next monthly payment date.

Revolving Credit Facility

On September 8, 2004, we entered into a three-year revolving credit facility totaling $300 million which replaced our previous revolving credit facility. Subject to certain conditions, we may extend the revolving credit facility for one year and increase our borrowing capacity to an amount not to exceed $450.0 million. Generally, borrowings outstanding under the revolving credit facility bears interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage ranging from 1.05% to 1.75% depending on our consolidated leverage ratio. The applicable percentage was 1.25% at December 31, 2004. The previous revolving credit facility included borrowings bearing interest at a fluctuating LIBOR-based rate and the Tranche B Term Loan. The Tranche B Term Loan bore interest at LIBOR plus 2.50% and was due April 2007. Ventas Realty is the borrower and we are guarantors under the revolving credit facility.

Obligations under the revolving credit facility are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral. Currently, 44 real properties owned or leased by Ventas Realty are mortgaged to secure the revolving credit facility. As of December 31, 2004, the net book value of these properties was $113.5 million. As of December 31, 2004, the borrowing base under the revolving credit facility was $290.8 million, the aggregate principal balance of outstanding obligations (excluding outstanding letters of credit of $0.5 million) was $39.0 million and the remaining availability was $251.3 million.

We incurred losses on extinguishment of debt in the amounts of $1.4 million and $6.9 million for the years ended December 31, 2004 and 2002, respectively, representing the write-off of unamortized deferred financing costs related to previous revolving credit facilities and early extinguishment premium on the 2009 Senior Notes and 2012 Senior Notes (as each term is defined below).

The revolving credit facility contains a number of restrictive covenants, including, without limitation, covenants pertaining to (i) the incurrence of additional indebtedness; (ii) limitations on liens; (iii) customary restrictions on certain dividends, distributions and other payments (the sum of all restricted payments made by us after April 17, 2002 cannot exceed 95% of our aggregate cumulative funds from operations (“FFO”)); (iv) mergers, sales of assets and other transactions; (v) requirements regarding the maintenance of certain (a) consolidated leverage ratios, (b) consolidated fixed charge coverage ratios and (c) consolidated adjusted net worth; (vi) transactions with affiliates; (vii) permitted business and development activities and uses of loan proceeds; and (viii) changes to material agreements. The revolving credit facility contains various potential events of default and is, among other things, cross-defaulted with certain other indebtedness and obligations of Ventas Realty.

Senior Notes

On April 17, 2002, Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty (collectively, the “Issuers”), completed the offering of 8 3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal amount of $225.0 million (the “2012 Senior Notes”). On October 15, 2004, the Issuers completed the offering of 6 5/8% Senior Notes due 2014 in the aggregate principal amount of $125.0 million (the “2014 Senior Notes” and together with the 2009 Senior Notes and the 2012 Senior Notes, the “Senior Notes”). The Senior Notes were issued under separate indentures, and mature on May 1, 2009, May 1, 2012, and October 15, 2014, respectively.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and by certain of our current and future subsidiaries as described in the indentures (collectively, the “Guarantors”). The Senior Notes are part of our general unsecured obligations, rank equal in right of payment with all of our existing and future senior obligations and rank senior to all of our existing and future subordinated indebtedness. However, the Senior Notes are effectively subordinated to all borrowings under our revolving credit facility with respect to the assets securing obligations under the facility. In addition, the Senior Notes are structurally subordinated to the CMBS Loan.

The Issuers may redeem the 2009 Senior Notes and the 2012 Senior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date and a make-whole premium described in the applicable indenture. The Issuers may redeem the 2014 Senior Notes in whole at any time, or in part from time to time, (i) prior to October 15, 2009 at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium described in the applicable indenture and (ii) on or after October 15, 2009 at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, the Issuers may redeem up to 35% of the 2014 Senior Notes prior to October 15, 2007 with the net cash proceeds from certain equity offerings at a redemption price equal to 106.625% of the principal amount thereof plus accrued and unpaid interest thereon to the redemption date.

If we experience certain kinds of changes of control, the Issuers must make an offer to repurchase the Senior Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s and S&P have confirmed their ratings at Ba3 or higher and BB- or higher on the Senior Notes and certain other conditions are met, this repurchase obligation will not apply.

The indentures governing the Senior Notes contain covenants that limit our ability and the ability of certain of our subsidiaries (collectively, the “Restricted Group”) to, among other things: (i) incur debt; (ii) incur secured debt; (iii) make certain dividends, distributions and investments (the sum of all restricted payments made by us cannot exceed 95% of our aggregate cumulative FFO from April 2002); (iv) enter into certain transactions, including transactions with affiliates; (v) subject our subsidiaries to restrictions on dividends or other payments to us; (vi) merge, consolidate or transfer all or substantially all of the Restricted Group’s assets; and (vii) sell assets. The Restricted Group is also required to maintain total unencumbered assets of at least 150% of the Restricted Group’s unsecured debt.

On December 31, 2002, we purchased $0.8 million principal amount of 2009 Senior Notes and $33.2 million principal amount of 2012 Senior Notes in open market transactions. The total purchase price aggregated $37.4 million. As a result of these purchases, we reported a loss on extinguishment of debt of $4.2 million in the fourth quarter ended December 31, 2002.

Other Mortgages

We have outstanding 16 other mortgage loans that we assumed in connection with the acquisition of properties or the ElderTrust merger. Outstanding principal balances on these loans ranges from $0.2 million to

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$13.0 million as of December 31, 2004. The loans bear interest at fixed rates ranging 6.2% to 8.5%, except with respect to one loan with an outstanding principal balance of $8.9 million, which bears interest at the lender’s variable rate 2.0% as of December 31, 2004. The fixed rate debt bears interest at a weighted average rate of 7.5% as of December 31, 2004. The loans have a weighted average maturity of 14 years as of December 31, 2004.

Scheduled Maturities of Borrowing Arrangements

As of December 31, 2004, our indebtedness has the following maturities (in thousands):

2005	$4,793
2006	215,752
2007	40,884
2008	2,019
2009	206,440
Thereafter	373,290

$843,178

Derivatives and Hedging

In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. We currently have an interest rate swap to manage interest rate risk (the “2003-2008 Swap”). We prohibit the use of derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, we do not anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

In 1998, we entered into an $800.0 million notional amount interest rate swap (the “1998 Swap”) that was treated as a cash flow hedge. In 1999, we shortened the maturity of the 1998 Swap in exchange for a payment to us of $21.6 million, which was recorded as other comprehensive income. We began amortizing this deferred gain out of accumulated other comprehensive income in July 2003, the amended expiration date of the 1998 Swap, and will continue such amortization through December 2007, the original expiration date of the 1998 Swap. As a result of debt refinancing in 2002, we reduced the notional amount of the 1998 Swap in exchange for a payment to the counterparty from us of $12.8 million. This partial swap breakage cost and $7.4 million of the deferred gain were recognized as a net expense of $5.4 million in the Consolidated Statement of Income for the year ended December 31, 2002.

In 2001, we entered into the 2003-2008 Swap in the notional amount of $450.0 million to hedge floating-rate debt for the period between July 1, 2003 and June 30, 2008, under which we pay a fixed rate at 5.385% and receive LIBOR from the counterparty to the agreement. The 2003-2008 Swap is treated as a cash flow hedge. On December 11, 2003, we received unanticipated cash proceeds from the sale of various facilities to Kindred, thereby reducing our expected future variable rate debt balances. Accordingly, we entered into an agreement with the counterparty to break $120.0 million of the notional amount in exchange for a payment from us of approximately $8.6 million. This partial swap breakage cost and $3.4 million of the deferred gain were recognized as a net expense of $5.2 million in the Consolidated Statement of Income for the year ended December 31, 2003.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of the deferred gain in accumulated other comprehensive income was $2.3 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the remaining deferred gain in accumulated other comprehensive income was $6.9 million.

Unrealized gains and losses on the 2003-2008 Swap are recorded as other comprehensive income. The amounts reclassified into interest expense due to the swaps for the years ended December 31, 2004, 2003 and 2002 were $13.3 million, $19.2 million and $24.7 million, respectively. Assuming no changes in interest rates, we estimate that approximately $7.7 million of the current balance recorded in accumulated other comprehensive income will be recognized as interest expense within the next twelve months consistent with historical reporting. For the years ended December 31, 2004, 2003 and 2002, $0.5 million, $0.3 million and $1.9 million, respectively, of the unrealized loss on the swaps previously reported in accumulated other comprehensive income was reclassified to interest expense to reflect the excess of the notional amount of the swaps over the anticipated variable rate debt balances in the future.

There are no collateral requirements under the 2003-2008 Swap. We are exposed to credit loss in the event of the non-performance by the counterparty to an interest rate swap agreement. However, we do not anticipate non-performance by the counterparty. The notional amount of the 2003-2008 Swap is $330.0 million and is scheduled to decline as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

At December 31, 2004, the 2003-2008 Swap was reported at its fair value of $16.5 million in liabilities in the Consolidated Balance Sheet. The offsetting entry is reported as a deferred loss in accumulated other comprehensive income.

Note 8—Fair Values of Financial Instruments

As of December 31, 2004 and 2003, the carrying amounts and fair values of our financial instruments were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$3,365	$3,365	$82,104	$82,104
Real estate loan receivable	13,031	13,031	16,455	16,455
Notes receivable from employees	3,216	3,147	3,772	3,817
Interest rate swap agreement	(16,550)	(16,550)	(27,868)	(27,868)
Revolving credit facilities	(39,000)	(39,000)	(59,100)	(59,100)
Senior Notes payable	(491,038)	(544,700)	(366,038)	(405,563)
CMBS Loan	(212,612)	(212,612)	(215,424)	(215,424)
Mortgages	(100,528)	(100,528)	—	—

Fair value estimates are subjective in nature and depend on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stockholders’ Equity and Stock Options

We have five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors may receive common stock in lieu of director fees (the following are collectively referred to as the “Plans”): (1) the 1987 Incentive Compensation Program (Employee Plan); (2) the 2000 Incentive Compensation Plan (Employee Plan); (3) the 1987 Stock Option Plan for Non-Employee Directors; (4) the 2004 Stock Plan for Directors; (5) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (6) the Executive Deferred Stock Compensation Plan; (7) the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”); and (8) the Nonemployee Director Deferred Stock Compensation Plan.

Under the Plans (other than the Executive Deferred Stock Compensation Plan, Directors Stock Purchase Plan and Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. The options and shares of restricted stock that have been granted outside the Plans vest over varying periods and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of December 31, 2004, options for 1,579,769 shares had been granted to eligible participants and remained outstanding (including options granted prior to our spin off of Kindred in 1998 and held by Kindred employees) under the Plans. As of December 31, 2004, options for 38,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding. We granted 68,271, 157,934, and 200,634 shares of restricted stock for the years ended December 31, 2004, 2003 and 2002, respectively. The market value of the restricted shares on the date of the award has been recorded as unearned compensation on restricted stock, with the unamortized balance shown as a separate component of stockholders’ equity. Unearned compensation is amortized to expense over the vesting period, with charges to operations of approximately $1.2 million in 2004, $1.3 million in 2003 and $1.9 million in 2002.

New option and restricted stock grants and stock issuances may only be made under the 2000 Incentive Compensation Plan (Employee Plan), the Executive Deferred Stock Compensation Plan, the 2004 Stock Plan for Directors, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan. Under the terms of the 2000 Incentive Compensation Plan (Employee Plan), 5,620,000 shares are reserved for grants to be issued to employees. Under the terms of the Executive Deferred Stock Compensation Plan, 500,000 shares are reserved for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option. Under the terms of the 2004 Stock Plan for Directors, 200,000 shares are reserved for grants or issuance to the chairman of the board and non-employee directors. Under the terms of the Directors Stock Purchase Plan, 200,000 shares are reserved for issuance to the chairman of the board and non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option. Under the terms of the Nonemployee Deferred Stock Compensation Plan, 500,000 shares are reserved for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option. As of December 31, 2004, the number of shares available for future grants or issuance under the 2000 Incentive Compensation Plan (Employee Plan), the Executive Deferred Stock Compensation Plan, the 2004 Stock Plan for Directors, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan were 1,243,970, 500,000, 217,250, 164,278 and 497,486, respectively. No additional grants are permitted under the 1987 Incentive Compensation Program, the 1987 Stock Option Plan for Non-Employee Directors or the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. As a result, the shares reserved under these three Plans equal the options outstanding under such Plans. As of December 31, 2004, we had reserved 211,244 shares for issuance under these Plans.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity in 2004, 2003 and 2002:

A. 2004 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	2,565,618	$3.3125–$24.4701	$13.0621
Options granted	336,423	21.6000– 25.1700	23.3192
Options exercised	(1,229,705)	3.6250– 24.4701	14.3216
Options canceled	(54,567)	3.6250– 23.0000	14.4420

Outstanding at end of year	1,617,769	3.3125– 25.1700	14.1778

Exercisable at end of year	1,282,761	$3.3125–$23.9037	$12.7607

B. 2003 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	4,185,453	$0.1231–$26.0476	$13.6476
Options granted	326,398	11.2000– 15.1800	11.5055
Options exercised	(1,742,693)	4.0000– 19.1606	13.0043
Options canceled	(203,540)	5.8913– 26.0476	16.1346

Outstanding at end of year	2,565,618	3.3125– 24.4701	13.0621

Exercisable at end of year	2,240,136	$3.3125–$24.4701	$13.2802

C. 2002 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	4,834,219	$0.1231–$26.0476	$12.0116
Options granted	379,390	11.8600– 13.4100	11.9621
Options exercised	(774,770)	3.3125– 10.8125	4.5710
Options canceled	(253,386)	0.1970– 19.8531	13.5480

Outstanding at end of year	4,185,453	3.3125– 26.0476	13.3002

Exercisable at end of year	3,798,409	$3.3125–$26.0476	$13.6476

A summary of stock options outstanding at December 31, 2004 follows:

Range of Exercise Prices	Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2004	Weighted Average Exercise Price
$ 3.3125 to $ 8.0000	294,415	6.0	$6.5744	294,415	$6.5744
$ 8.0001 to $13.7400	706,163	6.9	11.9161	600,012	11.9814
$13.7401 to $18.6200	200,883	2.3	16.1829	200,665	16.1840
$18.6201 to $25.1700	416,308	7.6	22.4237	187,669	21.2971

	1,617,769	6.3	$14.1778	1,282,761	$12.7607

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1995, FASB issued SFAS No. 123. This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under SFAS No. 123, the estimated fair value of the options is amortized to expense over the option’s vesting period. The estimated fair value of options granted for the years ended December 31, 2004, 2003 and 2002 was approximately $824,700, $235,500, and $337,100, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to all stock-based employee compensation.

	2004	2003	2002
	(in thousands)
Net income, as reported	$120,900	$162,753	$65,706
Add: Stock based employee compensation expense included in reported net income	1,207	1,320	1,853
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,110)	(1,631)	(2,422)

Pro forma net income	$119,997	$162,442	$65,137

Earnings per share:
Basic— as reported	$1.45	$2.05	$0.95
Basic—pro forma	$1.44	$2.05	$0.94
Diluted—as reported	$1.43	$2.03	$0.93
Diluted—pro forma	$1.42	$2.03	$0.93

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	4.5%	4.0%	4.1%
Dividend yield	7.4%	9.0%	9.0%
Volatility factors of the expected market price for our common stock	17.5%	25.4%	27.6%
Weighted average expected life of options	10 years	9 years	9 years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code commencing with the year that ended December 31, 1999. We intend to continue to operate in such a manner as to enable it to qualify as a REIT. Our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests. During the years ended December 31, 2004, 2003 and 2002, our tax treatment of distributions was as follows:

	2004	2003	2002
Tax treatment of distributions:
Ordinary income	$1.1164	$0.8025	$0.9500
Long-term capital gain	0.1241	—	—
Unrecaptured section 1250 gain	0.0020	—	—

Distribution reported for 1099-DIV purposes	1.2425	0.8025	0.9500
Add: Dividend declared in current year and taxable in following year	0.3250	0.2675	—
Less: Dividend declared in prior year and taxable in current year	(0.2675)	—	—

Distributions declared per common share outstanding	$1.3000	$1.0700	$0.9500

No net provision for income taxes has been recorded in the Consolidated Financial Statements for the years ended December 31, 2004 and 2003 due to our belief that we qualified as a REIT and the distribution of more than 100% of our 2004 and 2003 taxable income as a dividend. In the third quarter of 2002, we filed our 2001 federal tax return on which we elected to apply certain 2002 dividend payments in excess of our 2002 taxable net income. As a result, we recorded a $2.2 million tax benefit for 2002.

The 2002 benefit for income taxes consists of the following (in thousands):

2002
Current tax expense:
Federal	$(1,952)
State	(248)

$(2,200)

We believe we have met the annual distribution requirement by payment of at least 90% of our estimated taxable income for 2004, 2003 and 2002.

Net taxable income for federal income tax purposes results from net income for financial reporting purposes adjusted for the differences between the financial reporting and tax bases of assets and liabilities, including depreciation, prepaid rent, impairment losses on real estate, the United States Settlement liability, and the interest rate swap agreement. The net difference between tax bases of our asset and liabilities for federal income tax purposes was $91.9 and $119.2 million more than the book bases of those assets and liabilities for financial reporting for the years ended December 31, 2004 and 2003, respectively.

We made no income tax payments for the years ended December 31, 2004, 2003 and 2002.

As a former C corporation for federal income tax purposes, we potentially remain subject to corporate level taxes for any asset dispositions for the period January 1, 1999 through December 31, 2008 (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to (a) the excess of

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value of the asset as of December 31, 1998 over its adjusted tax basis as of December 31, 1998, or (b) the actual amount of gain, whichever of (a) and (b) is lower. Some but not all future gains could be offset by available net operating losses. The deferred income tax liability of $30.4 million at December 31, 2004 and 2003 reflects a previously established liability to be utilized for any built-in gains tax incurred on assets that are disposed of prior to January 1, 2009.

In connection with the Kindred plan of reorganization, we entered into an agreement with Kindred to deposit into a third-party escrow account certain income tax refunds received by either Kindred or us. This agreement also amended and supplemented the agreement under which Kindred has indemnified us for certain tax liabilities relating to May 1, 1998. Under the terms of this agreement any excess Escrow Funds remaining after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Kindred and us. At December 31, 2004, approximately $0.2 million of disputed Subject Refunds and accrued interest, representing 50% of the Escrow Funds, is recognized in restricted cash and other liabilities on our Consolidated Balance Sheet.

On April 1, 2003, the Internal Revenue Service (“IRS”) notified us that it had completed its review of our federal income tax returns for the 1997 and 1998 tax periods. The Joint Committee on Taxation affirmed the IRS Revenue Agent’s report concluding that we (1) do not owe any additional taxes for those periods, (2) are entitled to retain the approximately $26.0 million federal tax refund we received in 2000 for those periods (the “Original Federal Refund Amount”), and (3) are entitled to receive an additional refund of $1.2 million for those periods (the “Additional Federal Refund Amount”). In addition, as a result of the completion of the audit, we will retain substantially all of our favorable tax attributes such as net operating loss carryforwards and capital loss carryforwards.

As a result of the Joint Committee on Taxation’s findings, on April 3, 2003, we and Kindred agreed to disburse $13.5 million to each company from a previously established escrow account (the “Tax Refund Escrow”). The Tax Refund Escrow held the Original Federal Refund Amount and certain other tax refunds (collectively, the “Tax Refund Escrow Funds”) related to periods ending in years prior to or including the date of the 1998 spin off. As a result of the Additional Federal Refund Amount and other state and local refunds, in October 2003 and September 2004 Ventas and Kindred agreed to disburse $1.0 million and $0.8 million, respectively, to each company from the Tax Refund Escrow. As of December 31, 2004, our share of the amounts currently held in the Tax Refund Escrow was approximately $0.2 million.

In 2003, we reported an increase of approximately $20.2 million to our operating results, reflecting the reversal of a previously recorded contingent liability. A portion of this contingent liability included our share of the Tax Refund Escrow Funds reported in Other Liabilities—Disputed Federal, State and Local Tax Refunds on the Consolidated Balance Sheet. The other portion of this contingent liability was previously recorded in accounts payable and other accrued liabilities on the Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the IRS audit for our 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As in certain prior periods, the IRS is currently reviewing our federal income tax return for the year ended December 31, 2001. As of December 31, 2004 and 2003, the total contingent liability was $1.8 million and $1.2 million, respectively.

We have a net operating loss carryforward of $10.2 million at December 31, 2004. This amount can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any, remaining after the dividends paid deduction. We will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards begin to expire in 2018. The availability of the carryforwards are subject to the results of the ongoing IRS examination for the prior tax years.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described above, no net deferred tax benefit has been ascribed to net operating loss carryforwards as of December 31, 2004 and 2003. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but there can be no assurance as to the outcome of these matters.

Note 11—Commitments and Contingencies

Agreement of Indemnity—Third-Party Leases

In connection with our spin off of Kindred in 1998 (the “1998 Spin Off”), we assigned our former third-party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third-Party Leases”). Under the terms of an indemnity agreement relating to the Third-Party Leases, Kindred agreed to indemnify and hold us harmless from and against all claims against us arising out of the Third-Party Leases assigned by us to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third-Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third-party subtenants are unable to or do not satisfy the obligations under any Third-Party Lease, the lessors may claim that we remain liable under the Third-Party Leases. We believe we may have valid legal defenses to any such claim. However, there can be no assurance we would prevail against a claim brought by a lessor under a Third-Party Lease. In the event that a lessor should prevail in a claim against us, we may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third-Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of one to 10 years. The Third-Party Leases relating to ground leases have remaining terms from one to 80 years. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third-Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third-Party Leases. Under Kindred’s plan of reorganization, Kindred has agreed not to renew or extend any Third-Party Lease unless it first obtains a release of us from liability under such Third-Party Lease.

The total aggregate remaining minimum rental payments under the Third-Party Leases are as follows:

	Skilled Nursing Facilities	Hospitals	Land	Subleased Third Party Leases	Other	Total
	(in thousands)
2005	$614	$1,925	$466	$1,117	$265	$4,387
2006	235	1,025	468	1,117	88	2,933
2007	—	1,025	461	1,117	—	2,603
2008	—	1,025	399	1,117	—	2,541
2009	—	—	392	1,117	—	1,509
Thereafter	—	—	10,496	1,489	—	11,985

	$849	$5,000	$12,682	$7,074	$353	$25,958

Agreement of Indemnity—Third-Party Guarantees

In connection with the 1998 Spin Off, we assigned our former third-party guaranty agreements to Kindred (the “Third-Party Guarantees”). Under the terms of an indemnity agreement relating to the Third-Party Guarantees, Kindred agreed to indemnify and hold us harmless from and against all claims against us arising out

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Third-Party Guarantees. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third-Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third-Party Guarantees. If Kindred is unable to or does not satisfy the obligations under any Third-Party Guarantee, then we may be liable for the payment and performance of the obligations under any such agreement. However, we believe we may have valid legal defenses to any such claim under a Third-Party Guarantee. As of December 31, 2004, we believe that we had no material exposure under the Third-Party Guarantees.

Assumption of Certain Operating Liabilities and Litigation

In connection with the 1998 Spin Off, Kindred agreed in various agreements (the “Spin Agreements”) to, among other things, assume and to indemnify us for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the 1998 Spin Off. The indemnification provided by Kindred also covers losses, including costs and expenses, which may arise from any future claims asserted against us based on these healthcare operations. In addition, at the time of the 1998 Spin Off, Kindred agreed to assume the defense, on our behalf, of any claims that were pending at the time of the 1998 Spin Off, and which arose out of the ownership or operation of the healthcare operations. Kindred also agreed to defend, on our behalf, any claims asserted after the 1998 Spin Off which arise out of the ownership and operation of the healthcare operations. Under Kindred’s plan of reorganization, Kindred assumed and agreed to perform its obligations under these indemnifications. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that Kindred will continue to honor, its obligations incurred in connection with the 1998 Spin Off. If Kindred does not satisfy or otherwise honor the obligations under these arrangements, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims.

Kindred Common Stock

On April 20, 2001, we received 1,498,500 shares of Kindred common stock, representing not more than 9.99% of the issued and outstanding common stock of Kindred as of that date. Based on applicable laws, regulations, advice from experts, an appraisal, the trading performance of Kindred common stock at the time and other appropriate facts and circumstances, the illiquidity and lack of registration of the Kindred common stock when received and our lack of significant influence over Kindred, we determined the value of the Kindred common stock to be $18.2 million on the date of issuance. The Kindred common stock was issued to us as additional future rent in consideration of our agreement to charge the base rent as provided in the Kindred Master Leases.

During the year ended December 31, 2002, we disposed of a total of 159,500 shares of Kindred common stock and recognized a gain of $5.0 million. During the year ended December 31, 2003, we disposed of the remaining 920,814 shares of Kindred common stock and recognized a gain of $9.0 million. As of December 31, 2004 and 2003, we did not own any Kindred common stock.

Settlement of United States Claims

Kindred and we were the subject of investigations by the United States Department of Justice regarding our prior healthcare operations, including matters arising from lawsuits filed under the qui tam, or whistleblower, provision of the Federal Civil False Claims Act, which allows private citizens to bring a suit in the name of the United States. See “Note 13—Litigation.” Kindred’s plan of reorganization contains a comprehensive settlement of all of these claims by the United States Department of Justice (the “United States Settlement”).

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the United States Settlement, we were required to pay $103.6 million to the United States, of which $34.0 million was paid on April 20, 2001. The balance of $69.6 million bore interest at 6% per annum and was payable in equal quarterly installments over a five-year term commencing on June 30, 2001 and ending in 2006. We also paid approximately $0.4 million to legal counsel for the relators in the qui tam actions. In the fourth quarter of 2000, we recorded the full amount of the obligation under the United States Settlement for $96.5 million based on an imputed interest rate of 10.75%. On June 30, 2003, we incurred a $2.7 million non-cash expense relating to the early repayment of the United States Settlement that is reflected as interest on United States Settlement on our Consolidated Statement of Income for the year ended December 31, 2003. The $2.7 million interest expense reflects the difference between the total amount paid by us in final repayment of the United States Settlement and the amount reflected on our Consolidated Balance Sheet on the date of final repayment. There was no prepayment penalty or other cash expense on account of such early prepayment.

Note 12—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003	2002
	(in thousands except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$100,173	$96,135	$36,949
Discontinued operations	20,727	66,618	28,757

Net income	$120,900	$162,753	$65,706

Denominator:
Denominator for basic earnings per share—weighted average shares	83,491	79,340	69,336
Effect of dilutive securities:
Stock options	825	715	883
Time vesting restricted stock awards	36	39	71

Dilutive potential common stock	861	754	954

Denominator for diluted earnings per share—adjusted weighted average	84,352	80,094	70,290

Basic earnings per share
Income before discontinued operations	$1.20	$1.21	$0.53
Discontinued operations	0.25	0.84	0.42

Net income	$1.45	$2.05	$0.95

Diluted earnings per share
Income before discontinued operations	$1.19	$1.20	$0.53
Discontinued operations	0.24	0.83	0.40

Net income	$1.43	$2.03	$0.93

There were no anti-dilutive options outstanding for the year ended December 31, 2004. Options to purchase 1.1 million shares of common stock at exercise prices ranging from $15.69 to $24.47 were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2003 and, therefore, the effect would be anti-dilutive. Options to purchase 2.8 million shares of common stock at

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise prices ranging from $13.13 to $26.05 were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year ended December 31, 2002 and, therefore, the effect would be anti-dilutive.

Note 13—Litigation

Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements

The following litigation and other matters arose from our operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the Spin Agreements, Kindred agreed to assume the defense, on our behalf, of any claims that (i) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (ii) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify us for any fees, costs, expenses and liabilities arising out of such operations (the “Indemnification”). Kindred is presently defending us in the matters described below, among others. Under Kindred’s plan of reorganization, Kindred assumed and agreed to abide by the Indemnification and to defend us in these and other matters as required under the Spin Agreements. However, there can be no assurance that Kindred will continue to defend us in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Kindred’s public filings and information provided to us by Kindred. There can be no assurance that Kindred has included in its public filings and provided us complete and accurate information in all instances.

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including us, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs’ October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order declining to dismiss the suit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On March 18, 2004, the presiding judge recused himself and this action was reassigned. In July 2004, the Court ruled that it would consider the motion to dismiss this action based upon plaintiffs’ failure to make demand for remedy upon the appropriate Board of Directors. The briefing is now complete on this motion to dismiss but the Court has not yet ruled. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in the Consolidated Financial Statements as of December 31, 2004.

Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. We are a party to certain legal actions and regulatory investigations that arise from the normal course of

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our prior healthcare operations, which legal actions and regulatory investigations are being defended by Kindred under the Indemnification. Neither we nor Kindred are able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the Centers for Medicare and Medicaid Services or other regulatory agencies will not initiate additional investigations related to Kindred’s business or our prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s liquidity, financial position or results of operations, which in turn could have a material adverse effect on us.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue its claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2004.

We are the plaintiff in an action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232 filed by us on June 27, 2002 in the Superior Court of the District of Columbia. The complaint asserts claims of legal malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of us in the 1998 Spin Off. The Court set a January 23, 2006 trial date for this action. Although we intend to pursue our claims in this action vigorously, there can be no assurances that we will prevail on any of the claims in this action, or, if we do prevail on one or more of the claims, the amount of the recovery that may be awarded to us for such claims.

We are party to various other lawsuits arising in the normal course of our business. It is the opinion of management that, except as set forth in this Note 13, the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on us. If management’s assessment of our liability with respect to these actions is incorrect, such lawsuits could have a material adverse effect on us.

No provision for liability, if any, resulting from the aforementioned litigation has been made in our Consolidated Financial Statements as of December 31, 2004.

Note 14—Capital Stock

The authorized capital stock at December 31, 2004, 2003 and 2002 consisted of 180,000,000 shares of common stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock, of which 300,000 shares have been designated Series A Participating Preferred Stock.

On June 19, 2002, we filed a universal shelf registration statement on Form S-3 with the Commission relating to $750.0 million of common stock, preferred stock, debt securities, depository shares and warrants. The registration statement became effective on July 8, 2002. As of December 31, 2004, $599.1 million of securities remained available for offering under the shelf registration statement.

On March 15, 2004, we completed the sale of 2,000,000 shares of our common stock in an underwritten public offering under our universal shelf registration statement. We received $51.1 million in net proceeds from the sale, which we used to repay indebtedness under the revolving credit facility and for general corporate purposes, including the funding of acquisitions.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter ended December 31, 2002, we completed the sale of 9,000,000 shares of our common stock with Tenet Healthcare Corporation (“Tenet”). In the offering, Tenet sold all 8,301,067 shares of our common stock that it held. Our net proceeds from the sale were $93.6 million, which we used to repay outstanding indebtedness including the indebtedness incurred to invest in transactions with THI.

Excess Share Provision

In order to preserve our ability to maintain REIT status, our certificate of incorporation provides that if a person acquires beneficial ownership of greater than 9% of the outstanding stock, the shares that are beneficially owned in excess of such 9% limit are deemed to be excess shares. These shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the shares and the trustee may exercise all voting power over the shares.

We have the right to buy the excess shares for a purchase price equal to the lesser of (1) the price per share in the transaction that created the excess shares, or (2) the market price on the date we buy the shares. We have the right to defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale of the excess shares or the original purchase price for such excess shares; any additional amounts are payable to the beneficiary of the trust.

The Board of Directors is empowered to grant waivers from the excess share provisions of our Certificate of Incorporation. On June 24, 2003 we granted a waiver (the “C&S Waiver”) from the 9% ownership limitation provisions of Article XII of our Certificate of Incorporation to Cohen & Steers Capital Management, Inc. (“C&S”). Under the C&S Waiver, C&S may beneficially own, in the aggregate, up to 14.0% in number of shares or value of our common stock.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan. Under the plan’s terms, existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock. In addition, existing stockholders, as well as new investors, may purchase shares of common stock by making optional cash payments. Beginning in March 2005, we are offering a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. In 2004, we offered a 2% discount on the purchase price of our stock to shareholders that participated in the plan. The availability of a market discount is at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability of a discount or the same discount in future months or quarters, respectively. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. We may also, without prior notice, change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market.

Note 15—Related Party Transactions

At December 31, 2004 and 2003, we had receivables of approximately $3.2 million and $3.8 million, respectively, due from certain current and former executive officers. The loans include interest provisions (with a 4.9% average rate) and were to finance the income taxes payable by the executive officers resulting from: (i) the 1998 Spin Off and (ii) vesting of restricted shares. The loans are payable over a period of 10 years. Interest on a

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

note relating to the 1998 Spin Off in the principal amount of $1.5 million at December 31, 2004 (the “1998 Spin Off Note”), is paid on a quarterly basis. The payee of the 1998 Spin Off Note resigned as an employee and director of Ventas on January 30, 2003. In the event of a change in control, as defined in our 1997 Incentive Compensation Plan, accrued interest on and the principal balance of the 1998 Spin Off Note is forgiven. Interest on the note relating to taxes paid for the vested portion of Restricted Shares (the “Restricted Share Note”) is payable annually out of and only to the extent of dividends from the vested restricted shares. In the event of a change in control (as defined in the relevant employment agreement) or upon termination of the officer without cause (as defined in the relevant employment agreement), the principal balance of the Restricted Share Note is forgiven. The Restricted Share Note is secured by a pledge of all of the restricted shares to which the Restricted Share Note relates and the Restricted Share Note is otherwise non-recourse. The 1998 Spin Off Note is not secured.

On October 15, 1998, we acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (“Tangram”). Tangram is a wholly owned subsidiary of Res-Care, Inc. (“Res-Care”) of which a director of Ventas is the Chairman, President and Chief Executive Officer. We lease the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the years ended December 31, 2004, 2003 and 2002, Tangram has paid us approximately $834,000, $816,000 and $799,000 respectively, in base rent payments.

Note 16—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2004 and 2003 is provided below.

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Revenues (1)	$53,943	$59,425	$61,262	$62,226
Income before discontinued operations (1)	23,091	25,464	25,100	26,518
Discontinued operations (1)	184	190	197	20,156
Net income	23,275	25,654	25,297	46,674
Earnings per share:
Basic:
Income before discontinued operations	$0.28	$0.30	$0.30	$0.32
Discontinued operations	0.00	0.01	0.00	0.24

Net income	$0.28	$0.31	$0.30	$0.56

Diluted:
Income before discontinued operations	$0.28	$0.30	$0.30	$0.31
Discontinued operations	0.00	0.00	0.00	0.24

Net income	$0.28	$0.30	$0.30	$0.55

Dividends declared per share	$0.3250	$0.3250	$0.3250	$0.3250

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The amounts presented for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 are not equal to the same amounts previously reported in our quarterly reports on Form 10-Q for each period as a result of discontinued operations consisting of properties sold in fourth quarter 2004. The following is a reconciliation to the amounts previously reported in the Form 10-Q:

	For the three months ended
	March 31, 2004	June 30, 2004	September 30, 2004
	(in thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$54,277	$59,767	$61,608
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(334)	(342)	(346)

Total revenues disclosed in Form 10-K	$53,943	$59,425	$61,262

Income before discontinued operations, previously reported in Form 10-Q	$23,275	$25,654	$25,297
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(184)	(190)	(197)

Income before discontinued operations disclosed in Form 10-K	$23,091	$25,464	$25,100

Discontinued operations, previously reported in Form 10-Q	$—	$—	$—
Discontinued operations from properties sold subsequent to the respective reporting period	184	190	197

Discontinued operations disclosed in Form 10-K	$184	$190	$197

	Year Ended December 31, 2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(in thousands, except per share amounts)
Revenues (5)	$46,718		$47,724		$50,067		$50,210
Income before discontinued operations (5)	35,806	(1)	14,998	(2)	30,217	(3)	15,114	(4)
Discontinued operations (5)	1,482		1,131		1,995		62,010
Net income	37,288	(1)	16,129	(2)	32,212	(3)	77,124	(4)
Earnings per share:
Basic:
Income before discontinued operations	$0.45	(1)	$0.19	(2)	$0.38	(3)	$0.19	(4)
Discontinued operations	0.02		0.01		0.03		0.78

Net income	$0.47	(1)	$0.20	(2)	$0.41	(3)	$0.97	(4)

Diluted:
Income before discontinued operations	$0.45	(1)	$0.19	(2)	$0.38	(3)	$0.18	(4)
Discontinued operations	0.02		0.01		0.02		0.78

Net income	$0.47	(1)	$0.20	(2)	$0.40	(3)	$0.96	(4)

Dividends declared per share	$0.2675		$0.2675		$0.2675		$0.2675

(1)	Includes $20.2 million reversal of contingent liability.
(2)	Includes $0.9 million gain from the sale of Kindred common stock and $3.8 million of interest expense on United States settlement.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Includes $8.1 million gain from the sale of Kindred common stock.
(4)	Includes $5.2 million loss on swap breakage.
(5)	The amounts presented for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003 are not equal to the same amounts previously reported in our quarterly reports on Form 10-Q for each period as a result of discontinued operations consisting of properties sold in fourth quarter 2004. The following is a reconciliation to the amounts previously reported in the Form 10-Q:

	For the three months ended
	March 31, 2003	June 30, 2003	September 30, 2003
	(in thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$47,003	$48,016	$50,401
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(285)	(292)	(334)

Total revenues disclosed in Form 10-K	$46,718	$47,724	$50,067

Income before discontinued operations, previously reported in Form 10-Q	$35,934	$15,129	$30,392
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(128)	(131)	(175)

Income before discontinued operations disclosed in Form 10-K	$35,806	$14,998	$30,217

Discontinued operations, previously reported in Form 10-Q	$1,354	$1,000	$1,820
Discontinued operations from properties sold subsequent to the respective reporting period	128	131	175

Discontinued operations disclosed in Form 10-K	$1,482	$1,131	$1,995

Note 17—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of the Issuers. ETOP, which is a greater than 99% owned indirect subsidiary, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the Senior Notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the Senior Notes. Contractual and legal restrictions, including those contained in the agreements governing the CMBS Transaction, and instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes. Additionally, as of December 31, 2004, approximately $113.5 million of the net assets of Ventas Realty were mortgaged to secure our revolving credit facility. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004:

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$12,806	$58,339	$—	$772,883	$227,104	$—	$1,071,132
Cash and cash equivalents	48	37	3	1,846	1,431	—	3,365
Escrow deposits and restricted cash	237	138	—	12,812	12,523	—	25,710
Deferred financing costs, net	—	—	—	10,938	2,612	—	13,550
Notes receivable from employees	1,716	—	—	1,500	—	—	3,216
Equity in affiliates	391,817	80,447	114,867	—	15	(587,146)	—
Other	—	298	—	8,555	1,109	—	9,962

Total assets	$406,624	$139,259	$114,870	$808,534	$244,794	$(587,146)	$1,126,935

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$436	$—	$530,037	$312,705	$—	$843,178
Intercompany	—	3,622	—	(7,802)	4,180	—	—
Deferred revenue	71	—	—	10,489	2,327	—	12,887
Interest rate swap agreements	—	—	—	16,550	—	—	16,550
Accrued dividend	27,498	—	—	—	—	—	27,498
Accrued interest	—	3	—	7,435	1,305	—	8,743
Accounts payable and other accrued liabilities	2,030	175	—	19,895	4,968	393	27,461
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	59,993	4,236	—	576,604	325,485	393	966,711
Total stockholders’ equity (deficit)	346,631	135,023	114,870	231,930	(80,691)	(587,539)	160,224

Total liabilities and stockholders’ equity (deficit)	$406,624	$139,259	$114,870	$808,534	$244,794	$(587,146)	$1,126,935

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$13,500	$—	$583,207	$101,038	$—	$697,745
Cash and cash equivalents	47	—	82,051	6	—	82,104
Escrow deposits and restricted cash	742	—	1,791	5,042	—	7,575
Deferred financing costs, net	—	—	9,519	3,946	—	13,465
Notes receivable from employees	1,716	—	2,056	—	—	3,772
Equity in affiliates	112,573	2,205	—	—	(114,778)	—
Other	315	—	7,270	604	—	8,189

Total assets	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$—	$425,138	$215,424	$—	$640,562
Deferred revenue	97	—	12,458	2,753	—	15,308
Interest rate swap agreements	—	—	27,868	—	—	27,868
Accrued dividend	21,614	—	—	—	—	21,614
Accrued interest	—	—	5,466	355	—	5,821
Accounts payable and other accrued liabilities	2,179	—	12,789	—	—	14,968
Deferred income taxes	30,394	—	—	—	—	30,394

Total liabilities	54,284	—	483,719	218,532	—	756,535
Total stockholders’ equity (deficit)	74,609	2,205	202,175	(107,896)	(114,778)	56,315

Total liabilities and stockholders’ equity (deficit)	$128,893	$2,205	$685,894	$110,636	$(114,778)	$812,850

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:

Rental income	$2,271	$5,198	$—	$177,745	$47,697	$—	$232,911
Interest income from loan receivable	—	—	—	2,958	—	—	2,958
Equity earnings in affiliates	119,661	(426)	3,218	—	—	(122,453)	—
Interest and other income	161	11	—	703	112	—	987

Total revenues	122,093	4,783	3,218	181,406	47,809	(122,453)	236,856

Expenses:
Property-level expense	—	—	—	142	1,195	—	1,337
General, administrative and professional fees	487	516	17	12,484	3,413	—	16,917
Amortization of restricted stock grants	12	27	—	928	240	—	1,207
Depreciation	694	1,960	—	37,214	9,167	—	49,035
Interest	—	139	—	52,125	14,553	—	66,817
Loss on extinguishment of debt	—	—	—	1,370	—	—	1,370
Intercompany interest	—	(110)	—	(409)	519	—	—

Total expenses	1,193	2,532	17	103,854	29,087	—	136,683

Income (loss) before discontinued operations	120,900	2,251	3,201	77,552	18,722	(122,453)	100,173
Discontinued operations	—	—	—	20,727	—	—	20,727

Net income (loss)	$120,900	$2,251	$3,201	$98,279	$18,722	$(122,453)	$120,900

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2003

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,112	$—	$154,926	$32,949	$—	$189,987
Interest income from loan receivable	—	—	3,036	—	—	3,036
Equity earnings in affiliates	145,945	1,224	—	—	(147,169)	—
Interest and other income	341	—	1,342	13	—	1,696

Total revenues	148,398	1,224	159,304	32,962	(147,169)	194,719

Expenses:
General, administrative and professional fees	159	—	12,482	2,517	—	15,158
Reversal of contingent liability	(20,164)	—	—	—	—	(20,164)
Amortization of restricted stock grants	13	—	1,049	212	—	1,274
Depreciation	694	—	33,487	5,319	—	39,500
Net loss on swap breakage	—	—	5,168	—	—	5,168
Interest	—	—	53,376	8,284	—	61,660
Loss on extinguishment of debt	—	—	—	84	—	84
Interest on United States Settlement	4,943	—	—	—	—	4,943

Total expenses	(14,355)	—	105,562	16,416	—	107,623

Operating income (loss)	162,753	1,224	53,742	16,546	(147,169)	87,096
Gain on sale of Kindred common stock	—	—	9,039	—	—	9,039

Income (loss) before discontinued operations	162,753	1,224	62,781	16,546	(147,169)	96,135
Discontinued operations	—	—	59,713	6,905	—	66,618

Net income (loss)	$162,753	$1,224	$122,494	$23,451	$(147,169)	$162,753

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2002

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,959	$—	$141,011	$31,852	$—	$174,822
Interest income on real estate loan	—	—	995	—	—	995
Equity earnings in affiliates	67,572	536	—	—	(68,108)	—
Interest and other income	283	—	822	73	—	1,178

Total revenues	69,814	536	142,828	31,925	(68,108)	176,995
Expenses:
General, administrative and professional fees	134	—	10,585	2,194	—	12,913
Amortization of restricted stock grants	19	—	1,519	315	—	1,853
Depreciation	694	—	32,206	5,329	—	38,229
Net loss on swap breakage	—		5,407	—	—	5,407
Interest	—	—	62,057	10,327	—	72,384
Interest on United States Settlement	5,461	—	—	—		5,461
Loss on extinguishment of debt	—	—	11,077	—	—	11,077

Total expenses	6,308	—	122,851	18,165	—	147,324

Operating income	63,506	536	19,977	13,760	(68,108)	29,671
Gain on sale of Kindred common stock	—	—	5,014	—	—	5,014

Income (loss) before benefit for income taxes, gain on disposal of real estate and discontinued operations	63,506	536	24,991	13,760	(68,108)	34,685
Provision (benefit) for income taxes	(2,200)	—	—	—	—	(2,200)

Income (loss) before gain on disposal of real estate assets and discontinued operations	65,706	536	24,991	13,760	(68,108)	36,885
Net gain on real estate disposals	—	—	64	—	—	64

Income (loss) before discontinued operations	65,706	536	25,055	13,760	(68,108)	36,949
Discontinued operations	—	—	28,565	192	—	28,757

Net income (loss)	$65,706	$536	$53,620	$13,952	$(68,108)	$65,706

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$2,578	$4,260	$(19)	$112,982	$30,157	$—	$149,958

Net cash provided by (used in) investing activities	(121,141)	27,152	14	(205,589)	869	—	(298,695)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	39,000	—	—	39,000
Issuance of Senior Notes	—	—	—	125,000	—	—	125,000
Repayment of debt	—	(3,509)	—	(59,100)	(4,402)	—	(67,011)
Payment of deferred financing costs	—	—	—	(5,350)	—	—	(5,350)
Cash distributions from affiliates	140,205	(35,366)	8	(79,648)	(25,199)	—	—
Intercompany note issuance	—	7,500	—	(7,500)	—	—	—
Issuance of common stock	64,206	—	—	—	—	—	64,206
Proceeds from stock option exercises	17,676	—	—	—	—	—	17,676
Cash dividends to stockholders	(103,523)	—	—	—	—	—	(103,523)

Net cash provided by (used in) financing activities	118,564	(31,375)	8	12,402	(29,601)	—	69,998

Net increase (decrease) in cash and cash equivalents	1	37	3	(80,205)	1,425	—	(78,739)
Cash and cash equivalents at beginning of period	47	—	—	82,051	6	—	82,104

Cash and cash equivalents at end of period	$48	$37	$3	$1,846	$1,431	$—	$3,365

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$158,508	$1,224	$99,971	$24,832	$(147,169)	$137,366

Net cash provided by (used in) investing activities	(52)	—	152,297	7,456	—	159,701

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	(59,900)	—	—	(59,900)
Purchase of Senior Notes	—	—	(37,366)	—	—	(37,366)
Repayment of debt	—	—	—	(7,247)	—	(7,247)
Payment of swap breakage fee	—	—	(8,575)	—	—	(8,575)
Payment on United States Settlement	(46,647)	—	—	—	—	(46,647)
Payment of deferred financing costs	—	—	(40)	—	—	(40)
Cash distributions from affiliates	(54,167)	(1,224)	(66,742)	(25,036)	147,169	—
Issuance of common stock	22,604	—	—	—	—	22,604
Cash dividends to stockholders	(80,247)	—	—	—	—	(80,247)

Net cash provided by (used in) financing activities	(158,457)	(1,224)	(172,623)	(32,283)	147,169	(217,418)

Net increase (decrease) in cash and cash equivalents	(1)	—	79,645	5	—	79,649
Cash and cash equivalents at beginning of period	48	—	2,406	1	—	2,455

Cash and cash equivalents at end of period	$47	$—	$82,051	$6	$—	$82,104

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$65,841	$536	$95,145	$22,971	$(68,108)	$116,385

Net cash provided by (used in) investing activities	(871)	—	(33,269)	—	—	(34,140)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	(101,301)	—	—	(101,301)
Proceeds from debt	—	—	620,300	—	—	620,300
Repayment of debt	—	—	(16,261)	(2,329)	—	(18,590)
Repayment of debt through refinancing	—	—	(607,106)	—	—	(607,106)
Payment on swap breakage fee	—	—	(12,837)	—	—	(12,837)
Payment on United States Settlement	(10,755)	—	—	—	—	(10,755)
Payment of deferred financing costs	—	—	(15,127)	—	—	(15,127)
Cash distributions from affiliates	(102,848)	(536)	55,917	(20,641)	68,108	—
Issuance of common stock	93,560	—	—	—	—	93,560
Proceeds from stock option exercises	3,595	—	—	—	—	3,595
Cash dividends to stockholders	(50,125)	—	—	—	—	(50,125)

Net cash provided by (used in) financing activities	(66,573)	(536)	(76,415)	(22,970)	68,108	(98,386)

Net increase (decrease) in cash and cash equivalents	(1,603)	—	(14,539)	1	—	(16,141)
Cash and cash equivalents at beginning of period	1,651	—	16,945	—	—	18,596

Cash and cash equivalents at end of period	$48	$—	$2,406	$1	$—	$2,455

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—ETOP Condensed Consolidating Information

ETOP, which is a greater than 99% owned indirect subsidiary of Ventas, Inc., and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes. See “Note 17—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying the debt service obligations of ETOP and Ventas including ETOP’s and our guarantee of payment of principal and interest on the Senior Notes. See “Note 7—Borrowing Arrangements.” Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the ETOP Condensed Consolidating Financial Statements for the periods prior to the ElderTrust merger are presented as “Predecessor Company” financial statements and are not included as part of our Condensed Consolidating Financial Statements for those periods.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$58,339	$97,404	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Restricted cash	138	6,567	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other assets	298	592	—	890

Total assets	$139,259	$105,751	$(80,462)	$164,548

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt	$436	$77,297	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliate	7,802	—	—	7,802
Accrued interest	3	700	—	703
Accounts payable and other accrued liabilities	175	3,148	—	3,323

Total liabilities	4,236	85,325	—	89,561
Total partners’ equity (deficit)	135,023	20,426	(80,462)	74,987

Total liabilities and partners’ equity (deficit)	$139,259	$105,751	$(80,462)	$164,548

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(unaudited)

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$59,193	$91,456	$—	$150,649
Property held for sale	4,971	—	—	4,971
Cash and cash equivalents	24,848	821	—	25,669
Restricted cash	673	4,774	—	5,447
Accounts receivable from affiliated entities	9,801	(6,263)	—	3,538
Equity in affiliates	52,481	5	(52,486)	—
Other assets	963	1,161	—	2,124

Total assets	$152,930	$91,954	$(52,486)	$192,398

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt and lease obligations	$3,964	$80,481	$—	$84,445
Liabilities associated with assets held for sale	2,597	—	—	2,597
Accounts payable and other accrued liabilities	9,060	6,167	—	15,227

Total liabilities	15,621	86,648	—	102,269
Minority interest	(24)	—	—	(24)
Total partners’ equity (deficit)	137,333	5,306	(52,486)	90,153

Total liabilities and partners’ equity (deficit)	$152,930	$91,954	$(52,486)	$192,398

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,198	$10,559	$—	$15,757
Interest and other income	11	104	—	115
Equity earnings in affiliates	(426)	—	426	—

Total revenues	4,783	10,663	426	15,872

Expenses:
Property-level expense	—	1,161	—	1,161
General, administrative and professional fees	516	769	—	1,285
Amortization of restricted stock grants	27	48	—	75
Depreciation	1,960	3,066	—	5,026
Interest	139	5,526	—	5,665
Intercompany interest	(110)	519	—	409

Total expenses	2,532	11,089	—	13,621

Net income (loss)	$2,251	$(426)	$426	$2,251

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Property-level expense	—	101	—	101
General and administrative	182	18	—	200
Depreciation	192	295	—	487
Interest	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	469	949	(63)	1,355

Income (loss) before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income (loss)	$631	$66	$(66)	$631

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2003

(unaudited)

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$6,385	$12,335	$—	$18,720
Interest and other income	198	108	—	306
Intercompany interest income	4,816	—	(4,816)	—
Equity earnings in affiliates	481	—	(481)	—

Total revenues	11,880	12,443	(5,297)	19,026

Expenses:
Property-level expense	—	1,229	—	1,229
General and administrative	2,358	275	—	2,633
Severance expense	1,270	—	—	1,270
Depreciation	2,345	3,493	—	5,838
Interest	2,043	5,976	—	8,019
Intercompany interest	669	989	(1,658)	—
Gain on extinguishment of debt	(1,039)	—	—	(1,039)

Total expenses	7,646	11,962	(1,658)	17,950

Income (loss) before discontinued operations	4,234	481	(3,639)	1,076
Discontinued operations	133	—	3,241	3,374

Net income (loss)	$4,367	$481	$(398)	$4,450

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2002

(unaudited)

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$6,646	$9,584	$—	$16,230
Interest and other income	1,241	51	—	1,292
Intercompany interest income	2,020	—	(2,020)	—
Equity earnings in affiliates	447	—	(447)	—

Total revenues	10,354	9,635	(2,467)	17,522

Expenses:
Property-level expense	128	1,161	—	1,289
General and administrative	2,098	210	—	2,308
Depreciation	2,372	2,679	—	5,051
Interest	2,974	4,800	—	7,774
Intercompany interest	—	338	(338)	—

Total expenses	7,572	9,188	(338)	16,422

Operating income	2,782	447	(2,129)	1,100
Equity in losses of unconsolidated entities	(21)	—	—	(21)

Income (loss) before discontinued operations	2,761	447	(2,129)	1,079
Discontinued operations	(2,948)	—	2,612	(336)

Net income (loss)	$(187)	$447	$483	$743

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$4,260	$3,108	$—	$7,368

Net cash used in investing activities	—	(83)	—	(83)

Cash flows from financing activities:
Repayment of debt	(3,509)	(1,169)	—	(4,678)
Issuance of note payable	7,500	—	—	7,500
Partner distribution	(35,366)	(1,551)	—	(36,917)

Net cash used in financing activities	(31,375)	(2,720)	—	(34,095)

Net increase (decrease) in cash and cash equivalents	(27,115)	305	—	(26,810)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$37	$1,173	$—	$1,210

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase (decrease) in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

(unaudited)

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$23,429	$2,617	$—	$26,046

Net cash provided by (used in) investing activities	34,258	(293)	—	33,965

Cash flows from financing activities:
Issuance of partnership units	(112)	—	—	(112)
Distributions to unitholders	(3,855)	—	—	(3,855)
Payments on mortgages payable	(36,533)	(1,154)	—	(37,687)

Net cash used in financing activities	(40,500)	(1,154)	—	(41,654)

Net increase (decrease) in cash and cash equivalents	17,187	1,170	—	18,357
Cash and cash equivalents at beginning of period	6,906	473	—	7,379

Cash and cash equivalents at end of period	$24,093	$1,643	$—	$25,736

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002

(unaudited)

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$5,044	$3,701	$—	$8,745

Net cash provided by (used in) investing activities	922	(340)	—	582

Cash flows from financing activities:
Proceeds from (payments on) mortgages payable	(10,739)	4,034	—	(6,705)

Net cash provided by (used in) financing activities	(10,739)	4,034	—	(6,705)

Net increase (decrease) in cash and cash equivalents	(4,773)	7,395	—	2,622
Cash and cash equivalents at beginning of period	2,016	640	—	2,656

Cash and cash equivalents at end of period	$(2,757)	$8,035	$—	$5,278

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
KINDRED SKILLED NURSING FACILITIES
Rehab. & Healthc. Ctr. of Huntsville	Huntsville	AL	$534	$4,216	$—	$534	$4,216	$2,294	1968	1991	25 years
Rehab. & Healthc. Ctr. of Birmingham	Birmingham	AL	—	1,921	—	—	1,921	1,385	1971	1992	20 years
Rehab. & Healthcare Ctr. of Mobile	Mobile	AL	5	2,981	—	5	2,981	1,352	1967	1992	29 years
Valley Healthcare & Rehab. Center	Tucson	AZ	383	1,954	—	383	1,954	963	1964	1993	28 years
Sonoran Rehab & Care Center	Phoenix	AZ	781	2,755	—	781	2,755	1,206	1962	1992	29 years
Desert Life Rehab & Care Center	Tucson	AZ	611	5,117	—	611	5,117	3,026	1979	1982	37 years
Villa Campana Health Center	Tucson	AZ	533	2,201	—	533	2,201	833	1983	1993	35 years
Kachina Point Health Care & Rehab.	Sedona	AZ	364	4,179	—	364	4,179	2,081	1983	1984	45 years
Nob Hill Healthcare Center	San Francisco	CA	1,902	7,531	—	1,902	7,531	3,370	1967	1993	28 years
Canyonwood Nursing & Rehab. Ctr.	Redding	CA	401	3,784	—	401	3,784	1,338	1989	1989	45 years
Californian Care Center	Bakersfield	CA	1,439	5,609	—	1,439	5,609	1,844	1988	1992	40 years
Magnolia Gardens Care Center	Burlingame	CA	1,832	3,186	—	1,832	3,186	1,412	1955	1993	28.5 years
Lawton Healthcare Center	San Francisco	CA	943	514	—	943	514	314	1962	1996	20 years
Valley Gardens HC & Rehab.	Stockton	CA	516	3,405	—	516	3,405	1,320	1988	1988	29 years
Alta Vista Healthcare Center	Riverside	CA	376	1,669	—	376	1,669	838	1966	1992	29 years
Maywood Acres Healthcare Center	Oxnard	CA	465	2,363	—	465	2,363	1,065	1964	1993	29 years
La Veta Healthcare Center	Orange	CA	47	1,459	—	47	1,459	672	1964	1992	28 years
Bay View Nursing & Rehab. Center	Alameda	CA	1,462	5,981	—	1,462	5,981	2,686	1967	1993	45 years
Village Square Nsg. & Rehab. Ctr.	San Marcos	CA	766	3,507	—	766	3,507	997	1989	1993	42 years
Cherry Hills Health Care Center	Englewood	CO	241	2,180	—	241	2,180	1,079	1960	1995	30 years
Aurora Care Center	Aurora	CO	197	2,328	—	197	2,328	1,006	1962	1995	30 years
Castle Garden Care Center	Northglenn	CO	501	8,294	—	501	8,294	3,440	1971	1993	29 years
Brighton Care Center	Brighton	CO	282	3,377	—	282	3,377	1,453	1969	1992	30 years
Andrew House Healthcare	New Britain	CT	247	1,963	—	247	1,963	814	1967	1992	29 years
Camelot Nursing & Rehab. Center	New London	CT	202	2,363	—	202	2,363	983	1969	1994	28 years
Windsor Rehab. & Healthcare Center	Windsor	CT	368	2,520	—	368	2,520	1,177	1965	1994	30 years
Nutmeg Pavilion Healthcare	New London	CT	401	2,777	—	401	2,777	1,322	1968	1992	29 years
Parkway Pavilion Healthcare	Enfield	CT	337	3,607	—	337	3,607	1,684	1968	1994	28 years
Courtland Gardens Health Ctr., Inc.	Stamford	CT	1,126	9,399	—	1,126	9,399	1,948	1956	1990	45 years
Savannah Rehab. & Nursing Center	Savannah	GA	213	2,772	—	213	2,772	1,217	1968	1993	28.5 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Specialty Care of Marietta	Marietta	GA	241	2,782	—	241	2,782	1,330	1968	1993	28.5 years
Savannah Specialty Care Center	Savannah	GA	157	2,219	—	157	2,219	1,130	1972	1991	26 years
Lafayette Nsg. & Rehab. Ctr.	Fayetteville	GA	598	6,623	—	598	6,623	2,726	1989	1995	20 years
Tucker Nursing Center	Tucker	GA	512	8,153	—	512	8,153	1,652	1972	1997	45 years
Hillcrest Rehab. Care Center	Boise	ID	256	3,593	—	256	3,593	857	1977	1998	45 years
Cascade Care Center	Caldwell	ID	312	2,050	—	312	2,050	541	1974	1998	45 years
Emmett Rehabilitation and Healthcare	Emmett	ID	185	1,670	—	185	1,670	1,317	1960	1984	28 years
Lewiston Rehabilitation and Care Ctr.	Lewiston	ID	133	3,982	—	133	3,982	1,993	1964	1984	29 years
Nampa Care Center	Nampa	ID	252	2,810	—	252	2,810	2,212	1950	1983	25 years
Weiser Rehabilitation and Care Ctr.	Weiser	ID	157	1,760	—	157	1,760	1,536	1963	1983	25 years
Moscow Care Center	Moscow	ID	261	2,571	—	261	2,571	1,477	1955	1990	25 years
Mountain Valley Care and Rehab.	Kellogg	ID	68	1,281	—	68	1,281	1,048	1971	1984	25 years
Rolling Hills Health Care Center	New Albany	IN	81	1,894	—	81	1,894	878	1984	1993	25 years
Royal Oaks Healthcare & Rehab Ctr.	Terre Haute	IN	418	5,779	—	418	5,779	1,296	1995	1995	45 years
Southwood Health & Rehab Center	Terre Haute	IN	90	2,868	—	90	2,868	1,270	1988	1993	25 years
Kindred Corydon	Corydon	IN	125	6,068	—	125	6,068	902	N/A	1998	45 years
Valley View Health Care Center	Elkhart	IN	87	2,665	—	87	2,665	1,216	1985	1993	25 years
Wildwood Healthcare Center	Indianapolis	IN	134	4,983	—	134	4,983	2,195	1988	1993	25 years
Meadowvale Health & Rehab. Ctr.	Bluffton	IN	7	787	—	7	787	277	1962	1995	22 years
Columbia Healthcare Facility	Evansville	IN	416	6,317	—	416	6,317	2,332	1983	1993	35 years
Bremen Health Care Center	Bremen	IN	109	3,354	—	109	3,354	1,220	1982	1996	45 years
Windsor Estates Health & Rehab Ctr	Kokomo	IN	256	6,625	—	256	6,625	2,207	1962	1995	35 years
Muncie Health Care & Rehab.	Muncie	IN	108	4,202	—	108	4,202	1,775	1980	1993	25 years
Parkwood Health Care Center	Lebanon	IN	121	4,512	—	121	4,512	1,942	1977	1993	25 years
Wedgewood Healthcare Center	Clarksville	IN	119	5,115	—	119	5,115	1,630	1985	1995	35 years
Westview Nursing & Rehab. Center	Bedford	IN	255	4,207	—	255	4,207	1,728	1970	1993	29 years
Columbus Health & Rehab. Center	Columbus	IN	345	6,817	—	345	6,817	3,609	1966	1991	25 years
Rosewood Health Care Center	Bowling Green	KY	248	5,371	—	248	5,371	2,554	1970	1990	30 years
Oakview Nursing & Rehab. Ctr.	Calvert City	KY	124	2,882	—	124	2,882	1,368	1967	1990	30 years
Cedars of Lebanon Nursing Center	Lebanon	KY	40	1,253	—	40	1,253	594	1930	1990	30 years
Winchester Centre for Health/Rehab.	Winchester	KY	137	6,120	—	137	6,120	2,879	1967	1990	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Riverside Manor Health Care	Calhoun	KY	103	2,119	—	103	2,119	1,018	1963	1990	30 years
Maple Manor Healthcare Center	Greenville	KY	59	3,187	—	59	3,187	1,526	1968	1990	30 years
Danville Centre for Health & Rehab.	Danville	KY	322	3,538	—	322	3,538	1,361	1962	1995	30 years
Northfield Centre for Health & Rehab.	Louisville	KY	285	1,555	—	285	1,555	834	1969	1985	30 years
Hillcrest Health Care Center	Owensboro	KY	544	2,619	—	544	2,619	2,456	1963	1982	22 years
Woodland Terrace Health Care Fac.	Elizabethtown	KY	216	1,795	—	216	1,795	1,622	1969	1982	26 years
Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830	—	137	1,830	1,094	1974	1985	35 years
Laurel Ridge Rehab. & Nursing Ctr.	Jamaica Plain	MA	194	1,617	—	194	1,617	872	1968	1989	30 years
Blue Hills Alzheimer’s Care Center	Stoughton	MA	511	1,026	—	511	1,026	1,015	1965	1982	28 years
Brigham Manor Nursing & Rehab Ctr	Newburyport	MA	126	1,708	—	126	1,708	1,065	1806	1982	27 years
Presentation Nursing & Rehab. Ctr.	Brighton	MA	184	1,220	—	184	1,220	1,009	1968	1982	28 years
Country Manor Rehab. & Nsg. Center	Newburyport	MA	199	3,004	—	199	3,004	1,841	1968	1982	27 years
Crawford Skilled Nsg. & Rehab. Ctr.	Fall River	MA	127	1,109	—	127	1,109	850	1968	1982	29 years
Hallmark Nursing & Rehab. Ctr.	New Bedford	MA	202	2,694	—	202	2,694	1,717	1968	1982	26 years
Sachem Nursing & Rehab. Ctr.	East Bridgewater	MA	529	1,238	—	529	1,238	1,166	1968	1982	27 years
Hammersmith House Nsg. Care Ctr.	Saugus	MA	112	1,919	—	112	1,919	1,127	1965	1982	28 years
Oakwood Rehab. & Nursing Center	Webster	MA	102	1,154	—	102	1,154	876	1967	1982	31 years
Timberlyn Heights Nsg. & Alz. Ctr.	Great Barrington	MA	120	1,305	—	120	1,305	963	1968	1982	29 years
Brittany Healthcare Center	Natick	MA	249	1,328	—	249	1,328	953	1996	1982	31 years
Bolton Manor Nursing Home	Marlborough	MA	222	2,431	—	222	2,431	1,521	1973	1984	34.5 years
Hillcrest Nursing Home	Fitchburg	MA	175	1,461	—	175	1,461	1,226	1957	1984	25 years
Country Gardens Sk. Nsg. & Rehab.	Swansea	MA	415	2,675	—	415	2,675	1,621	1969	1984	27 years
Quincy Rehab. & Nursing Center	Quincy	MA	216	2,911	—	216	2,911	2,115	1965	1984	24 years
Newton and Wellesley Alzheimer Ctr.	Wellesley	MA	297	3,250	—	297	3,250	1,841	1971	1984	30 years
Den-Mar Rehab. & Nursing Center	Rockport	MA	23	1,560	—	23	1,560	1,026	1963	1985	30 years
Eagle Pond Rehab. & Living Center	South Dennis	MA	296	6,896	—	296	6,896	2,544	1985	1987	50 years
Blueberry Hill Healthcare	Beverly	MA	129	4,290	—	129	4,290	2,393	1965	1968	40 years
Colony House Nsg. & Rehab. Ctr.	Abington	MA	132	999	—	132	999	879	1965	1969	40 years
Embassy House Sk. Nsg. & Rehab.	Brockton	MA	166	1,004	—	166	1,004	810	1968	1969	40 years
Franklin Sk. Nsg. & Rehab. Center	Franklin	MA	156	757	—	156	757	667	1967	1969	40 years
Great Barrington Rehab. & Nsg. Ctr.	Great Barrington	MA	60	1,142	—	60	1,142	954	1967	1969	40 years
River Terrace	Lancaster	MA	268	957	—	268	957	894	1969	1969	40 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Walden Rehab. & Nursing Center	Concord	MA	181	1,347	—	181	1,347	1,173	1969	1968	40 years
Harrington House Nsg. & Rehab. Ctr.	Walpole	MA	4	4,444	—	4	4,444	1,380	1991	1991	45 years
Augusta Rehabilitation Center	Augusta	ME	152	1,074	—	152	1,074	710	1968	1985	30 years
Eastside Rehab. and Living Center	Bangor	ME	316	1,349	—	316	1,349	789	1967	1985	30 years
Winship Green Nursing Center	Bath	ME	110	1,455	—	110	1,455	830	1974	1985	35 years
Brewer Rehabilitation & Living Center	Brewer	ME	228	2,737	—	228	2,737	1,424	1974	1985	33 years
Kennebunk Nursing Center	Kennebunk	ME	99	1,898	—	99	1,898	983	1977	1985	35 years
Norway Rehabilitation & Living Center	Norway	ME	133	1,658	—	133	1,658	881	1972	1985	39 years
Shore Village Rehab. & Nursing Ctr.	Rockland	ME	100	1,051	—	100	1,051	681	1968	1985	30 years
Westgate Manor	Bangor	ME	287	2,718	—	287	2,718	1,526	1969	1985	31 years
Brentwood Rehab. & Nsg. Center	Yarmouth	ME	181	2,789	—	181	2,789	1,504	1945	1985	45 years
Fieldcrest Manor Nursing Home	Waldoboro	ME	101	1,020	—	101	1,020	685	1963	1985	32 years
Park Place Health Care Center	Great Falls	MT	600	6,311	—	600	6,311	2,768	1963	1993	28 years
Parkview Acres Care & Rehab Ctr.	Dillon	MT	207	2,578	—	207	2,578	1,136	1965	1993	29 years
Pettigrew Rehab. & Healthcare Ctr.	Durham	NC	101	2,889	—	101	2,889	1,332	1969	1993	28 years
LaSalle Healthcare Center	Durham	NC	140	3,238	—	140	3,238	1,353	1969	1993	29 years
Sunnybrook & HC Rehab. Spec.	Raleigh	NC	187	3,409	—	187	3,409	1,816	1971	1991	25 years
Blue Ridge Rehab. & Healthcare Ctr.	Asheville	NC	250	3,819	—	250	3,819	1,580	1977	1991	32 years
Raleigh Rehab. & Healthcare Center	Raleigh	NC	316	5,470	—	316	5,470	2,906	1969	1991	25 years
Rose Manor Health Care Center	Durham	NC	201	3,527	—	201	3,527	1,801	1972	1991	26 years
Cypress Pointe Rehab & HC Center	Winmington	NC	233	3,710	—	233	3,710	1,760	1966	1993	28.5 years
Winston-Salem Rehab & HC Center	Winston-Salem	NC	305	5,142	—	305	5,142	2,711	1968	1991	25 years
Silas Creek Manor	Winston-Salem	NC	211	1,893	—	211	1,893	842	1966	1993	28.5 years
Lincoln Nursing Center	Lincoln	NC	39	3,309	—	39	3,309	1,761	1976	1986	35 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132	—	339	4,132	2,142	1967	1991	25 years
Guardian Care of Henderson	Henderson	NC	206	1,997	—	206	1,997	883	1957	1993	29 years
Rehab. & Nursing Center of Monroe	Monroe	NC	185	2,654	—	185	2,654	1,311	1963	1993	28 years
Guardian Care of Kinston	Kinston	NC	186	3,038	—	186	3,038	1,306	1961	1993	29 years
Guardian Care of Zebulon	Zebulon	NC	179	1,933	—	179	1,933	853	1973	1993	29 years
Guardian Care of Rocky Mount.	Rocky Mount	NC	240	1,733	—	240	1,733	942	1975	1997	25 years
Rehab. & Health Center of Gastonia	Gastonia	NC	158	2,359	—	158	2,359	1,111	1968	1992	29 years
Guardian Care of Elizabeth City	Elizabeth City	NC	71	561	—	71	561	627	1977	1982	20 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Chapel Hill Rehab. & Healthcare Ctr.	Chapel Hill	NC	347	3,029	—	347	3,029	1,432	1984	1993	28 years
Homestead Health Care & Rehab Ctr	Lincoln	NE	277	1,528	1,178	277	2,706	1,936	1961	1994	45 years
Dover Rehab. & Living Center	Dover	NH	355	3,797	—	355	3,797	2,222	1969	1990	25 years
Greenbriar Terrace Healthcare	Nashua	NH	776	6,011	—	776	6,011	3,230	1963	1990	25 years
Hanover Terrace Healthcare	Hanover	NH	326	1,825	—	326	1,825	792	1969	1993	29 years
Las Vegas Healthcare & Rehab. Ctr.	Las Vegas	NV	454	1,018	—	454	1,018	350	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	NV	256	1,324	—	256	1,324	622	1971	1992	29 years
Franklin Woods Health Care Center	Columbus	OH	190	4,712	—	190	4,712	1,637	1986	1992	38 years
Chillicothe Nursing & Rehab. Center	Chillecothe	OH	128	3,481	—	128	3,481	1,918	1976	1985	34 years
Pickerington Nursing & Rehab. Ctr.	Pickerington	OH	312	4,382	—	312	4,382	1,515	1984	1992	37 years
Logan Health Care Center	Logan	OH	169	3,750	—	169	3,750	1,665	1979	1991	30 years
Winchester Place Nsg. & Rehab. Ctr.	Canal Winchestr.	OH	454	7,149	—	454	7,149	3,724	1974	1993	28 years
Minerva Park Nursing & Rehab. Ctr.	Columbus	OH	210	3,684	—	210	3,684	871	1973	1997	45 years
West Lafayette Rehab & Nsg Ctr	West Lafayette	OH	185	3,278	—	185	3,278	1,014	1972	1996	45 years
Cambridge Health & Rehab. Center	Cambridge	OH	108	2,642	—	108	2,642	1,221	1975	1993	25 years
Coshocton Health & Rehab. Center	Coshocton	OH	203	1,979	—	203	1,979	911	1974	1993	25 years
Bridgepark Ctr. for Rehab. & Nsg. Sv.	Akron	OH	341	5,491	—	341	5,491	2,502	1970	1993	28 years
Lebanon Country Manor	Lebanon	OH	105	3,617	—	105	3,617	1,585	1984	1986	43 years
Sunnyside Care Center	Salem	OR	1,519	2,688	—	1,519	2,688	1,136	1981	1991	30 years
Medford Rehab. & Healthcare Center	Medford	OR	362	4,610	—	362	4,610	2,038	N/A	1991	34 years
Wyomissing Nsg. & Rehab. Ctr.	Reading	PA	61	5,095	—	61	5,095	1,052	1966	1993	45 years
Health Havens Nursing & Rehab. Ctr.	E. Providence	RI	174	2,643	—	174	2,643	563	1962	1990	45 years
Oak Hill Nursing & Rehab. Ctr.	Pawtucket	RI	91	6,724	—	91	6,724	1,404	1966	1990	45 years
Madison Healthcare & Rehab Ctr.	Madison	TN	168	1,445	—	168	1,445	672	1968	1992	29 years
Cordova Rehab. & Nursing Center	Cordova	TN	322	8,830	—	322	8,830	4,230	1979	1986	39 years
Primacy Healthcare & Rehab Ctr.	Memphis	TN	1,222	8,344	—	1,222	8,344	3,196	1980	1990	37 years
Masters Health Care Center	Algood	TN	524	4,370	—	524	4,370	2,069	1981	1987	38 years
Wasatch Care Center	Ogden	UT	374	596	—	374	596	479	1964	1990	25 years
Crosslands Rehab. & Health Care Ctr	Sandy	UT	334	4,300	—	334	4,300	1,387	1987	1992	40 years
St. George Care and Rehab. Center	St. George	UT	420	4,465	—	420	4,465	1,933	1976	1993	29 years
Federal Heights Rehab. & Nsg. Ctr.	Salt Lake City	UT	201	2,322	—	201	2,322	1,052	1962	1992	29 years
Wasatch Valley Rehabilitation	Salt Lake City	UT	389	3,545	—	389	3,545	1,513	1962	1995	29 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Nansemond Pointe Rehab. & HC Ctr.	Suffolk	VA	534	6,990	—	534	6,990	2,918	1963	1991	32 years
Harbour Pointe Med. & Rehab. Ctr	Norfolk	VA	427	4,441	—	427	4,441	1,991	1969	1993	28 years
River Pointe Rehab. & Healthc. Ctr.	Virginia Beach	VA	770	4,440	—	770	4,440	2,462	1953	1991	25 years
Bay Pointe Medical & Rehab. Centre	Virginia Beach	VA	805	2,886	—	425	2,886	1,235	1971	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	15	4,656	—	15	4,656	2,591	1965	1990	27 years
Arden Rehabilitation & Healthcare Ctr	Seattle	WA	1,111	4,013	—	1,111	4,013	1,755	1950	1993	28.5 years
Northwest Continuum Care Center	Longview	WA	145	2,563	—	145	2,563	1,160	1955	1992	29 years
Bellingham Health Care & Rehab Svc	Bellingham	WA	442	3,823	—	442	3,823	1,680	1972	1993	28.5 years
Rainier Vista Care Center	Puyallup	WA	520	4,780	—	520	4,780	1,599	1986	1991	40 years
Lakewood Healthcare Center	Lakewood	WA	504	3,511	—	504	3,511	1,231	1989	1989	45 years
Vancouver Healthcare & Rehab. Center	Vancouver	WA	449	2,964	—	449	2,964	1,373	1970	1993	28 years
Heritage Health & Rehab. Center	Vancouver	WA	76	835	—	76	835	351	1955	1992	29 years
Edmonds Rehab. & Healthcare Ctr.	Edmonds	WA	355	3,032	—	355	3,032	1,590	1961	1991	25 years
Queen Anne Healthcare	Seattle	WA	570	2,750	—	570	2,750	1,266	1970	1993	29 years
San Luis Medical & Rehab Center	Greenbay	WI	259	5,299	—	259	5,299	2,439	N/A	1996	25 years
Eastview Medical & Rehab. Center	Antigo	WI	200	4,047	—	200	4,047	2,096	1962	1991	28 years
Colonial Manor Medical & Rehab Ctr.	Wausau	WI	169	3,370	—	169	3,370	1,472	1964	1995	30 years
Colony Oaks Care Center	Appleton	WI	353	3,571	—	353	3,571	1,715	1967	1993	29 years
North Ridge Med. & Rehab. Center	Manitowoc	WI	206	3,785	—	206	3,785	1,716	1964	1992	29 years
Vallhaven Care Center	Neenah	WI	337	5,125	—	337	5,125	2,370	1966	1993	28 years
Kennedy Park Medical & Rehab. Ctr.	Schofield	WI	301	3,596	—	301	3,596	2,785	1966	1982	29 years
Mt. Carmel Medical & Rehab. Ctr.	Burlington	WI	274	7,205	—	274	7,205	2,894	1971	1991	30 years
Mt. Carmel Medical & Rehab. Ctr.	Milwaukee	WI	2,678	25,867	—	2,678	25,867	12,479	1958	1991	30 years
Sheridan Medical Complex	Kenosha	WI	282	4,910	—	282	4,910	2,588	1964	1991	25 years
Woodstock Health & Rehab. Center	Kenosha	WI	562	7,424	—	562	7,424	4,073	1970	1991	25 years
Mountain Towers Healthcare & Rehab	Cheyenne	WY	342	3,814	—	342	3,814	1,585	1964	1992	29 years
South Central Wyoming HC. & Rehab	Rawlins	WY	151	1,738	—	151	1,738	755	1955	1993	29 years
Wind River Healthcare & Rehab. Ctr	Riverton	WY	179	1,559	—	179	1,559	672	1967	1992	29 years
Sage View Care Center	Rock Springs	WY	287	2,392	—	287	2,392	1,059	1964	1993	30 years

TOTAL KINDRED NURSING FACILITIES			61,609	638,825	1,178	61,229	640,003	295,944

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
NON-KINDRED SKILLED NURSING FACILITIES
Millenium Health & Rehab. Ctr. at South River	Edgewater	MD	580	7,120	—	580	7,120	617	1980	2002	25 years
Regency Nursing and Rehabilitation	Forestville	MD	640	10,560	—	640	10,560	1,144	1966	2002	25 years
St. Agnes Nursing and Rehabilitation	Ellicott City	MD	830	11,370	—	830	11,370	985	1985	2002	25 years
Woodside Convalescent Center	Rochester	MN	639	3,440	56	639	3,496	2,825	N/A	1982	28 years
Lopatcong Center	Phillipsburg	NJ	1,490	12,336	—	1,490	12,336	447	1982	2004	30 years
Chardon Quality Care Center	Chardon	OH	210	6,614	—	210	6,614	573	1987	2002	25 years
Greenbriar Quality Care	Boardman	OH	380	8,958	—	380	8,958	776	1991	2002	25 years
Regency Manor	Columbus	OH	607	16,424	—	607	16,424	400	1883	2004	35 years
Burlington House	Cincinnati	OH	918	5,087	—	918	5,087	121	1989	2004	35 years
Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	1,466	N/A	1993	25 years
Wayne Center	Wayne	PA	662	6,872	—	662	6,872	241	1875	2004	30 years
Belvedere Nursing & Rehab	Chester	PA	822	7,202	—	822	7,202	259	1899	2004	30 years
Chapel Manor	Philadelphia	PA	1,596	13,982	—	1,596	13,982	502	1948	2004	30 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871	—	1,091	7,871	295	1982	2004	30 years

TOTAL NON-KINDRED SKILLED NURSING FACILITIES			10,623	121,102	131	10,623	121,233	10,651

TOTAL FOR SKILLED NURSING FACILITIES			72,232	759,927	1,309	71,852	761,236	306,595

KINDRED HOSPITALS
Kindred Hospital—Phoenix	Phoenix	AZ	226	3,359	—	226	3,359	1,611	N/A	1992	30 years
Kindred Hospital—Tucson	Tuscon	AZ	130	3,091	—	130	3,091	1,821	N/A	1994	25 years
Kindred Hospital—Ontario	Ontario	CA	523	2,988	—	523	2,988	1,559	N/A	1994	25 years
Kindred Hospital—San Leandro	San Leandro	CA	2,735	5,870	—	2,735	5,870	4,757	N/A	1993	25 years
Kindred Hospital—Orange County	Westminster	CA	728	7,384	—	728	7,384	4,473	N/A	1993	20 years
THC—Orange County	Orange County	CA	3,144	2,611	—	3,144	2,611	558	1990	1995	40 years
Kindred Hospital—San Diego	San Diego	CA	670	11,764	—	670	11,764	5,852	N/A	1994	25 years
Kindred Hospital—Denver	Denver	CO	896	6,367	—	896	6,367	3,915	N/A	1994	20 years
Kindred Hospital—Coral Gables	Coral Gables	FL	1,071	5,348	—	1,071	5,348	3,074	N/A	1992	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Kindred Hospital—St. Petersburg	St. Petersburg	FL	1,418	17,525	7	1,418	17,532	7,422	1968	1997	40 years
Kindred Hospital—Ft. Lauderdale	Ft. Lauderdale	FL	1,758	14,080	—	1,758	14,080	7,822	N/A	1989	30 years
Kindred Hospital—North Florida	Green Cove Spr.	FL	145	4,613	—	145	4,613	2,263	N/A	1994	20 years
Kindred Hospital—Central Tampa	Tampa	FL	2,732	7,676	—	2,732	7,676	2,266	1970	1993	40 years
Kindred Hospital—Hollywood	Hollywood	FL	605	5,229	—	605	5,229	2,367	1937	1995	20 years
Kindred Hospital—Sycamore	Sycamore	IL	77	8,549	—	77	8,549	3,969	N/A	1993	20 years
Kindred Hospital—Chicago North	Chicago	IL	1,583	19,980	—	1,583	19,980	9,635	N/A	1995	25 years
Kindred Hospital—Lake Shore	Chicago	IL	1,513	9,525	—	1,513	9,525	7,256	1995	1976	20 years
Kindred Hospital—Northlake	Northlake	IL	850	6,498	—	850	6,498	3,404	N/A	1991	30 years
Kindred Hospital—Indianapolis	Indianapolis	IN	985	3,801	—	985	3,801	2,078	N/A	1993	30 years
Kindred Hospital—Louisville	Louisville	KY	3,041	12,330	—	3,041	12,279	6,406	N/A	1995	20 years
Kindred Hospital—New Orleans	New Orleans	LA	648	4,971	—	648	4,971	2,855	1968	1978	20 years
Kindred Hosp—Boston Northshore	Peabody	MA	543	7,568	—	543	7,568	2,367	1974	1993	40 years
Kindred Hospital—Boston	Boston	MA	1,551	9,796	—	1,551	9,796	6,058	N/A	1994	25 years
Kindred Hospital—Detroit	Detroit	MI	355	3,544	—	355	3,544	2,288	N/A	1991	20 years
Kindred Hospital—Kansas City	Kansas City	MO	277	2,914	—	277	2,914	1,656	N/A	1992	30 years
Kindred Hospital—St. Louis	St. Louis	MO	1,126	2,087	—	1,126	2,087	1,264	N/A	1991	40 years
Kindred Hospital—Greensboro	Greensboro	NC	1,010	7,586	—	1,010	7,586	4,195	N/A	1994	20 years
Kindred Hospital—Albuquerque	Albuquerque	NM	11	4,253	—	11	4,253	1,163	1985	1993	40 years
THC—Las Vegas Hospital	Las Vegas	NV	1,110	2,177	—	1,110	2,177	578	1980	1994	40 years
Kindred Hospital—Oklahoma City	Oklahoma City	OK	293	5,607	—	293	5,607	2,495	N/A	1993	30 years
Kindred Hospital—Philadelphia	Philadelphia	PA	135	5,223	—	135	5,223	1,564	N/A	1995	35 years
Kindred Hospital—Pittsburgh	Oakdale	PA	662	12,854	—	662	12,854	4,503	N/A	1996	40 years
Kindred Hospital—Chattanooga	Chattanooga	TN	757	4,415	—	757	4,415	2,492	N/A	1993	22 years
Kindred Hospital—San Antonio	San Antonio	TX	249	11,413	—	249	11,413	4,699	N/A	1993	30 years
Kindred Hospital—Ft. Worth Southwest	Ft. Worth	TX	2,342	7,458	—	2,342	7,458	4,752	1987	1986	20 years
Kindred Hospital—Houston Northwest	Houston	TX	1,699	6,788	—	1,699	6,788	2,364	1986	1985	40 years
Kindred Hospital—Mansfield	Mansfield	TX	267	2,462	—	267	2,462	1,173	N/A	1990	40 years
Kindred Hospital—Ft. Worth West	Ft. Worth	TX	648	10,608	—	648	10,608	4,789	N/A	1994	34 years
Kindred Hospital—Houston	Houston	TX	33	7,062	—	33	7,062	3,584	N/A	1994	20 years

TOTAL FOR KINDRED HOSPITALS			38,546	277,374	7	38,546	277,330	137,347

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
NON-KINDRED HOSPITALS
Greenbriar Hospital	Boardman	OH	90	3,332	—	90	3,332	289	1991	2002	25 years

TOTAL FOR NON-KINDRED HOSPITALS			90	3,332	—	90	3,332	289

TOTAL FOR HOSPITALS			38,636	280,706	7	38,636	280,662	137,636

SENIOR HOUSING FACILITIES
Summerville at South Windsor	South Windsor	CT	2,187	12,713	—	2,187	12,713	162	1999	2004	35 years
The Grand Court Ft. Myers	Ft. Myers	FL	1,065	9,586	—	1,065	9,586	286	1988	2004	35 years
The Grand Court Tavares	Tavares	FL	431	3,881	—	431	3,881	133	1985	2004	35 years
The Grand Court Belleville	Belleville	IL	370	3,333	—	370	3,333	92	1984	2004	35 years
Seasons at Glenview	Northbrook	IL	1,988	39,762	—	1,988	39,762	816	1999	2004	35 years
The Grand Court Overland Park	Overland Park	KS	2,297	20,676	—	2,297	20,676	486	1988	2004	35 years
Heritage Woods	Agawarn	MA	1,249	4,625	—	1,249	4,625	200	1997	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544	—	1,194	12,544	402	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678	—	1,793	9,678	307	1930	2004	30 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418	—	1,468	11,418	360	1995	2004	30 years
Cabot Park Village	Newtonville	MA	1,772	14,854	—	1,772	14,854	492	1996	2004	30 years
The Village at Farm Pond	Framingham	MA	5,165	33,335	—	5,165	33,335	82	1999	2004	35 years
The Grand Court Adrian	Adrian	MI	601	5,411	—	601	5,411	176	1988	2004	35 years
The Grand Court Farmington Hills	Farmington Hills	MI	847	7,619	—	847	7,619	189	1989	2004	35 years
The Grand Court Kansas City I	Kansas City	MO	1,250	11,249	—	1,250	11,249	298	1989	2004	35 years
The Grand Court Albuquerque	Albuquerque	NM	1,382	12,440	—	1,382	12,440	392	1991	2004	35 years
The Grand Court Las Vegas	Las Vegas	NV	679	6,107	—	679	6,107	172	1987	2004	35 years
The Commons at Greenbriar	Boardman	OH	210	2,106	—	210	2,106	183	1987	2002	25 years
The Grand Court Dayton	Dayton	OH	636	5,721	—	636	5,721	211	1987	2004	35 years
The Grand Court Findlay	Findlay	OH	385	3,464	—	385	3,464	105	1984	2004	35 years
The Grand Court Springfield	Springfield	OH	250	2,250	—	250	2,250	77	1986	2004	35 years
Summerville at Mentor	Mentor	OH	559	11,341	—	559	11,341	145	1999	2004	35 years
Berkshire Commons	Reading	PA	470	4,301	—	470	4,301	163	1997	2004	30 years
Lehigh	Macungie	PA	420	4,406	—	420	4,406	162	1997	2004	30 years
Sanatoga Court	Pottstown	PA	360	3,233	—	360	3,233	123	1997	2004	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

Facility name	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079	—	1,151	9,079	308	1997	2004	30 years
Mifflin Court	Shillington	PA	689	4,265	—	689	4,265	90	1997	2004	35 years
Woodbridge	Kimberton	PA	970	4,469	—	970	4,469	170	1996	2004	30 years
The Grand Court Lubbock	Lubbock	TX	720	6,479	—	720	6,479	160	1984	2004	35 years
The Grand Court Bristol	Bristol	VA	648	5,835	—	648	5,835	185	1985	2004	35 years

TOTAL FOR SENIOR HOUSING FACILITIES			33,206	286,180	—	33,206	286,180	7,127
PERSONAL CARE FACILITIES
ResCare—Tangram—8 sites	San Marcos	TX	616	6,512	4	616	6,521	2,036	N/A	1998	20 years

TOTAL FOR PERSONAL CARE FACILITIES			616	6,512	4	616	6,521	2,036
MEDICAL OFFICE BUILDINGS
JFK Medical Plaza	Lake Worth	FL	453	1,711	—	453	1,711	20	1999	2004	35 years
Palms West Building 6	Loxahatchee	FL	964	2,679	—	964	2,679	32	2000	2004	35 years
Regency Medical Office Park Phase II	Melbourne	FL	769	3,810	—	769	3,810	27	1998	2004	35 years
Regency Medical Office Park Phase I	Melbourne	FL	590	3,156	—	590	3,156	23	1995	2004	35 years
Lacey Branch Office Building	Forked River	NJ	63	621	—	63	621	22	1996	2004	30 years
Professional Office Building I	Upland	PA	—	6,243	40	—	6,283	215	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	46	—	10,425	358	1984	2004	30 years
Abilene Medical Commons I	Abilene	TX	178	1,600	—	178	1,600	19	2000	2004	35 years

TOTAL FOR MEDICAL OFFICE BUILDINGS			3,017	30,199	86	3,017	30,285	716

TOTAL FOR ALL PROPERTIES			$147,707	$1,363,524	$1,406	$147,327	$1,364,884	$454,110

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

	For the years ended December 31,
	2004	2003	2002
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$1,090,181	$1,221,406	$1,175,838
Additions during period:
Acquisitions	427,332	—	53,000
Dispositions:
Sale of facilities	(5,302)	(127,844)	(7,432)
Assets reclassified as held for sale	—	(3,381)

Balance end of period	$1,512,211	$1,090,181	$1,221,406

Accumulated depreciation:
Balance at beginning of period	$408,891	$409,132	$369,502
Additions during period:
Depreciation expense	48,849	41,659	41,891
Dispositions:
Sale of facilities	(3,630)	(40,461)	(2,261)
Assets reclassified as held for sale	—	(1,439)

Balance end of period	$454,110	$408,891	$409,132

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

During the fourth quarter of 2004, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

ITEM 9B.    Other Information

Not applicable.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2005.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2005.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2005.

ITEM 13.    Certain Relationships and Related Transactions

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2005.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2005.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document

2.1	Agreement and Plan of Merger dated as of November 19, 2003 among Ventas, Inc., Ventas Sub, LLC and ElderTrust.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 21, 2003.

3.1.1	Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

3.1.2	Certificate of Amendment to Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Letter Agreement dated June 24, 2003 between Ventas, Inc. and Cohen & Steers Capital Management, Inc. (relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.)	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.3.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

Exhibit Number	Description of Document	Location of Document

4.3.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.4.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2002.

4.4.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 16, 2002.

4.4.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 26, 2002.

4.4.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.5.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 24, 2002.

4.5.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 16, 2002.

Exhibit Number	Description of Document	Location of Document

4.5.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 26, 2002.

4.5.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.5.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.6.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 15, 2004.

4.6.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.7	Registration Rights Agreement dated as of September 30, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 4.15 to Amendment No. 2 to our Registration Statement on Form S-3, File No. 333-101598, filed on December 16, 2002.

4.8	Registration Rights Agreement dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 15, 2004.

4.9.1	Loan and Security Agreement dated as of December 12, 2001 between Ventas Finance, as Borrower, and Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.2	Form of Assignment of Leases and Rents dated as of December 12, 2001 by Ventas Finance, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.3	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of December 12, 2001 by Ventas Finance, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Beneficiary.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on January 2, 2002.

Exhibit Number	Description of Document	Location of Document

4.9.4	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of December 12, 2001 by Ventas Finance, as Mortgagor, to Merrill Lynch Mortgage Lending, Inc., as Mortgagee.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.5	Letter Agreement dated December 12, 2001 among Merrill Lynch Mortgage Lending, Inc., Ventas, Inc. and Ventas Finance (regarding the use of certain insurance proceeds received in connection with a casualty to a collateral property under the Loan and Security Agreement).	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.6	Letter Agreement dated as of December 12, 2001 among Merrill Lynch Mortgage Lending, Inc., JP Morgan Chase Bank, as Senior Collateral Agent and Junior Collateral Agent under various credit agreements with Kindred Healthcare, Inc., and Ventas Finance, as Landlord (concerning various notice requirements regarding the collateral property under the Loan and Security Agreement).	Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.7	Letter Agreement dated as of December 12, 2001 among Merrill Lynch Mortgage Lending, Inc., Ventas Realty and Ventas Finance (concerning various rent reset rights under the Kindred Master Lease Agreements).	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.8	Collateral Assignment of Interest Rate Protection Agreement dated as of December 12, 2001 by Ventas Finance, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee.	Incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.9	Mortgage Loan Purchase Agreement dated as of December 12, 2001 between Ventas Specialty I, LLC, as Purchaser, and Merrill Lynch Mortgage Lending, Inc., as Seller.	Incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.10	Promissory Note dated as of December 12, 2001 from Ventas Finance, as Borrower, to Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.11	Form of Subordination, Non-Disturbance and Attornment Agreement dated as of December 12, 2001 among Kindred, as Tenant, Ventas Finance, as Landlord, and Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.12	Cash Management Agreement dated as of December 12, 2001 among Ventas Finance, as Borrower, Merrill Lynch Mortgage Lending, Inc., as Lender, and First Union National Bank, as Agent.	Incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.13	Trust and Servicing Agreement dated as of December 12, 2001 among Ventas Specialty I, LLC, as Depositor, First Union National Bank, as Servicer and Special Servicer, LaSalle Bank National Association, as Trustee and Tax Administrator, and ABN Amro Bank N.V., as Fiscal Agent.	Incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K filed on January 2, 2002.

Exhibit Number	Description of Document	Location of Document

4.9.14	Environmental Indemnity Agreement dated as of December 12, 2001 among Ventas Finance, as Borrower, Ventas, Inc., as Guarantor, and Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.15	Exceptions to Non-Recourse Guaranty dated as of December 12, 2001 by Ventas, Inc., as Guarantor, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.16	Certificate Purchase Agreement dated as of December 4, 2001 among Ventas Specialty I, LLC, Ventas, Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.	Incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.17	Schedule of Agreements Substantially Identical in all Material Respects to the agreements incorporated by reference as Exhibits 4.9.2, 4.9.3, 4.9.4 and 4.9.11 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 4.2.17 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.1.1	Agreement and Plan of Reorganization dated as of April 30, 1998 between Ventas, Inc. and Kindred, Inc.	Incorporated by reference to Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.1.2	Distribution Agreement dated as of April 30, 1998 between Kindred, Inc. and Ventas, Inc.	Incorporated by reference to Exhibit 10.4.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.1.3.1	Tax Allocation Agreement dated as of April 30, 1998 between Ventas, Inc. and Kindred, Inc.	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.1.3.2	Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement dated as of April 20, 2001 between Kindred, Inc., on behalf of itself and each of its subsidiaries, and Ventas, Inc., on behalf of itself and each of Ventas Realty and Ventas LP Realty, L.L.C.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.3.3	Cash Escrow Agreement dated as of April 20, 2001 among Kindred, Inc., Ventas, Inc. and State Street Bank and Trust Company.	Incorporated by reference to Exhibit 10.4.3.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.1.4	Agreement of Indemnity—Third Party Leases dated April 30, 1998 between Kindred, Inc. and its subsidiaries and Ventas, Inc.	Incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.1.5	Agreement of Indemnity—Third Party Contracts dated April 30, 1998 between Kindred, Inc. and its subsidiaries and Ventas, Inc.	Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.2.1.1	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on April 24, 2001.

Exhibit Number	Description of Document	Location of Document

10.2.1.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.2.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.2.1.3	Termination of Memorandum of Lease dated as of June 21, 2002 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty (relating to Northern Virginia Community Hospital, Arlington, Virginia).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.2.2.1	Lease Severance and Amendment Agreement dated as of December 12, 2001 among Kindred Healthcare, Inc., as Tenant, Kindred Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2002.

10.2.2.2	Master Lease Agreement dated as of December 12, 2001 among Ventas Realty, as Lessor, and Kindred Healthcare, Inc. and Kindred Operating, Inc., as Tenants.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2002.

10.2.3.1	Agreement for Sale of Real Estate and Master Lease Amendments dated May 14, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.2	Master Lease No. 1 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.3	Master Lease No. 2 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.4	Master Lease No. 3 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.5	Master Lease No. 4 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.1	Master Lease No. 1 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.2	Master Lease No. 2 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.3	Master Lease No. 3 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit Number	Description of Document	Location of Document

10.2.4.4	Master Lease No. 4 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.5	CMBS Master Lease Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.5	Agreement for Sale of Real Estate and Master Lease Amendments dated November 5, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 10, 2003.

10.2.6.1	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 13, 2004.

10.2.6.2	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 13, 2004.

10.2.7.1	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Filed herewith.

10.2.7.2	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Filed herewith.

10.3.1	Third Amended and Restated Credit, Security and Guaranty Agreement dated as of September 8, 2004 among Ventas Realty, as borrower, Ventas, Inc. and certain subsidiaries of Ventas, Inc. identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as Administrative Agent and Issuing Bank for the Letters of Credit thereunder, Merrill Lynch & Co., Merrill Lynch Pierce Fenner & Smith Incorporated and UBS Securities LLC, as Co-Syndication Agents, and Calyon New York Branch, JPMorgan Chase Bank and Citicorp North America, Inc., as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.2.1	Amended and Restated Mortgage, Security Agreement and Assignment of Rents dated as of April 17, 2002 by Ventas Realty, as Mortgagor, to Bank of America, N.A., Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.2	Amended and Restated Deed of Trust and Security Agreement dated as of April 17, 2002 by Ventas Realty, as Grantor, to Ronda C. Bundy, as Trustee, for the benefit of Bank of America, N.A., Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on April 24, 2002.

Exhibit Number	Description of Document	Location of Document

10.3.2.3	Assignment of Leases and Rents dated as of April 17, 2002 by Ventas Realty, Assignor, to Bank of America, N.A., Administrative Agent, Assignee.	Incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.2.1, 10.3.2.2 and 10.3.2.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.3.1	First Amendment to Amended and Restated Open-End Mortgage, Assignment of Rents and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Mortgagor, and Bank of America, N.A., in its capacity as Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.2	First Amendment to Amended and Restated Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Grantor, and Bank of America, N.A., in its capacity as Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.3	First Amendment to Amended and Restated Assignment of Leases and Rents dated as of September 8, 2004 between Ventas Realty, as Assignor, and Bank of America, N.A., in its capacity as Administrative Agent, as Assignee.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.3.1, 10.3.3.2 and 10.3.3.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 13, 2004.

10.4.1	ISDA Master Agreement dated September 28, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.4.2	Letter Agreement dated October 25, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.1	ISDA Master Agreement dated as of December 11, 2001 between Banc of America Financial Products, Inc. and Ventas Finance.	Incorporated by reference to Exhibit 10.24.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.2	Letter Agreement dated December 11, 2001 between Ventas Finance and Banc of America Financial Products, Inc.	Incorporated by reference to Exhibit 10.24.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.3	Letter Agreement dated December 11, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.24.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description of Document	Location of Document

10.6.1.1	Purchase and Sale Agreement dated as of November 1, 2002 between Ventas Realty, as Buyer, and Trans Healthcare of Ohio, Inc., as Seller.	Incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.1.2	First Amendment to Purchase Agreement dated as of April 28, 2003 between Ventas Realty and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein.	Incorporated by reference to Exhibit 10.4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.6.2.1	Master Lease Agreement dated as of November 1, 2002 between Ventas Realty, as Landlord, and the Tenants named therein.	Incorporated by reference to Exhibit 10.1.2 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.2.2	First Amendment to Master Lease Agreement dated as of April 28, 2003 between Ventas Realty and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC.	Incorporated by reference to Exhibit 10.4.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.6.2.3	Second Amendment to Master Lease Agreement dated as of September 30, 2003 between Ventas Realty and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC.	Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3.1	Loan Agreement dated as of November 1, 2002 among Ventas Realty, as Lender, and the Borrowers named therein.	Incorporated by reference to Exhibit 10.2.1 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.2	Resizing and First Amendment to Loan Documents dated as of December 27, 2002 among Ventas TRS, as Lender, the Mortgage Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein.	Incorporated by reference to Exhibit 10.5.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.6.3.3	Promissory Note dated as of November 1, 2002 from certain Borrowers named therein to Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.2 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.4	Guaranty of Recourse Obligations dated as of November 1, 2002 by the Guarantors named therein for the benefit of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.3 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.5	Assignment of Leases, Rents and Contracts dated as of November 1, 2002 by the Borrowers named therein to Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.4 to our Current Report on Form 8-K filed on November 18, 2002.

Exhibit Number	Description of Document	Location of Document

10.6.3.6	Open-End Fee and Leasehold Mortgage and Security Agreement dated as of November 1, 2002 by the Borrowers named therein for the benefit of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.5 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.7	Deed of Trust and Security Agreement dated as of November 1, 2002 by the Borrowers named therein to Brian Lobuts, as Trustee for the benefit of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.6 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.8	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.6.3.5, 10.6.3.6 and 10.6.3.7 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2.7 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.1	Mezzanine Loan Agreement dated as of November 1, 2002 among Ventas Realty, as Lender, and the Borrowers named therein.	Incorporated by reference to Exhibit 10.3.1 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.2	Resizing and First Amendment to Loan Documents dated as of December 27, 2002 among Ventas Realty, as Mezzanine Lender, the Mezzanine Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein, as Guarantors.	Incorporated by reference to Exhibit 10.5.3.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.6.4.3	Second Amendment to Mezzanine Loan Agreement dated as of September 30, 2003 between Ventas Realty and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein.	Incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4.4	Promissory Note dated as of November 1, 2002 from the Mezzanine Borrowers named therein to Ventas Realty, as Mezzanine Lender.	Incorporated by reference to Exhibit 10.3.2 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.5	Guaranty dated as of November 1, 2002 by Trans Healthcare, Inc. and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.3.3 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.6	First Amendment to Guaranty dated as of April 28, 2003 between Ventas Realty and Trans Healthcare of Ohio, Inc.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.6.4.7	Second Amendment to Guaranty dated as of September 30, 2003 between Ventas Realty and Trans Healthcare of Ohio, Inc.	Incorporated by reference to Exhibit 10.4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4.8	Guarantor Pledge and Security Agreement dated as of November 1, 2002 by Trans Healthcare, Inc. and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lenders.	Incorporated by reference to Exhibit 10.3.4 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.9	Mezzanine Pledge and Security Agreement dated as of November 1, 2002 by THI of Ohio SNFS, LLC, THI of Maryland SNFS I, LLC and THI of Maryland SNFS II, LLC, as Pledgors, in favor of Ventas Realty, as Secured Party.	Incorporated by reference to Exhibit 10.3.5 to our Current Report on Form 8-K filed on November 18, 2002.

Exhibit Number	Description of Document	Location of Document

10.6.5.1	Purchase and Sale Agreement dated December 27, 2002 between Ventas TRS and General Electric Capital Corporation.	Incorporated by reference to Exhibit 10.5.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.6.5.2	General Assignment dated as of December 27, 2002 by Ventas TRS to General Electric Capital Corporation.	Incorporated by reference to Exhibit 10.5.4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.6.5.3	Intercreditor Agreement dated as of December 27, 2002 between General Electric Capital Corporation, as Senior Lender, and Ventas Realty, as Mezzanine Lender.	Incorporated by reference to Exhibit 10.5.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.7	Waiver Agreement dated as of August 13, 2001 among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8	First Amended and Restated Agreement of Limited Partnership dated as of January 31, 2000, executed and delivered by the Company and Ventas LP Realty, L.L.C.	Incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on February 8, 2000.

10.9	Form of Assignment and Assumption of Lease Agreement dated on or prior to January 31, 1990 between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries, on the other hand, together with the related Guaranty by Hillhaven.	Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.10	Amended and Restated Guarantee Reimbursement Agreement dated as of April 28, 1998 among Kindred, Inc., Kindred Operating, Inc. and Tenet Healthcare Corporation, Inc.	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 1999.

10.11.1*	1987 Stock Option Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.11.2*	Amendment to the 1987 Stock Option Plan for Non-Employee Directors dated April 30, 1998.	Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.12*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

10.13.1*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.13.2*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.13.3*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit Number	Description of Document	Location of Document

10.13.4*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.13.5*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.13.6*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.13.7*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.13.8*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.14.1*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Filed herewith.

10.14.2*	Form of Stock Option Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14.3*	Form of Restricted Stock Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14.4*	Form of Restricted Stock Unit Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2005.

10.15*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.16.1*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Filed herewith.

10.16.2*	Form of Stock Option Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16.3 *	Form of Restricted Stock Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.17*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

10.18*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.19*	Employment Agreement dated March 5, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Exhibit Number	Description of Document	Location of Document

10.20.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.2*	Amendment to Employment Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.3*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.4*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2005.

10.22*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23*	Employment Agreement dated as of July 19, 2004 between Ventas, Inc. and K. Travis George.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.24.1*	Employment Agreement dated May 6, 2000 between Ventas, Inc. and Brian K. Wood.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.24.2*	First Amendment to Employment Agreement dated as of January 2, 2002 between Brian K. Wood and Ventas, Inc.	Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.25.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.25.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.25.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.26.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

Exhibit Number	Description of Document	Location of Document

10.26.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.27.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

10.27.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

12	Statement regarding computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Reports on Form 8-K

On October 12, 2004, we filed a Current Report on Form 8-K dated October 8, 2004 reporting, under items 8.01 and 9.01, our intention to offer, in a private placement, up to $125 million aggregate principal amount of senior notes due 2014 of Ventas Realty and Ventas Capital and the pricing of that offering.

On October 15, 2004, we filed a Current Report on Form 8-K dated October 15, 2004 reporting, under items 1.01, 2.03 and 9.01, the issuance and sale of $125 million aggregate principal amount of 6 5/8% Senior Notes due 2014 of Ventas Realty and Ventas Capital through a private placement to qualified institutional buyers pursuant to Rule 144A and in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended.

On October 28, 2004, we furnished a Current Report on Form 8-K dated October 27, 2004 reporting, under items 2.02 and 9.01, our results of operations and financial condition as of and for the quarter and nine months ended September 30, 2004 (including our Condensed Consolidated Balance Sheets as of September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 and our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003).

On November 24, 2004, we furnished a Current Report on Form 8-K dated November 22, 2004 reporting, under item 7.01, the adoption by certain of our executive officers of non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act to monetize a portion of their equity-based compensation.

On December 6, 2004, we filed a Current Report on Form 8-K dated December 3, 2004 reporting, under items 8.01 and 9.01, the declaration by our Board of Directors of a regular quarterly dividend of $0.325 per share (making it the fourth quarterly installment of our 2004 annual dividend), payable in cash on January 13, 2005 to stockholders of record on January 3, 2005.

On December 23, 2004, we furnished a Current Report on Form 8-K dated December 23, 2004 reporting, under items 7.01 and 9.01, the disposition of two of our hospitals to Kindred for a purchase price of $21.1 million.

In addition, we have filed or furnished three Current Reports on Form 8-K since December 31, 2004:

On January 6, 2005, we filed a Current Report on Form 8-K dated December 31, 2004 reporting, under items 1.01 and 9.01, our entry into an Amended and Restated Employment Agreement with Richard A. Schweinhart, our Senior Vice President and Chief Financial Officer.

On January 24, 2005, we filed a Current Report on Form 8-K dated January 18, 2005 reporting, under items 1.01 and 9.01, the determination by the Executive Compensation Committee of our Board of Directors of 2005 performance measures and potential bonus amounts under our annual cash incentive bonus program and the 2005 long-term incentive compensation structure for executive officers.

On March 1, 2005, we filed a Current Report on Form 8-K dated February 28, 2005 reporting, under items 2.02 and 9.01, our results of operations and financial condition as of and for the quarter and year ended December 31, 2004 (including our Condensed Consolidated Balance Sheets as of December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, our Condensed Consolidated Statements of Income for the years ended December 31, 2004 and 2003 and our Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003) and, under item 8.01, the declaration by our Board of Directors of a regular quarterly dividend of $0.36 per share, payable in cash on April 5, 2005 to stockholders of record on March 24, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 1, 2005

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2005

/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ K. TRAVIS GEORGE K. Travis George	Controller (Principal Accounting Officer)	March 1, 2005

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	March 1, 2005

/s/ RONALD G. GEARY Ronald G. Geary	Director	March 1, 2005

/s/ JAY M. GELLERT Jay M. Gellert	Director	March 1, 2005

/s/ CHRISTOPHER T. HANNON Christopher T. Hannon	Director	March 1, 2005

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	March 1, 2005

/s/ THOMAS C. THEOBALD Thomas C. Theobald	Director	March 1, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Agreement and Plan of Merger dated as of November 19, 2003 among Ventas, Inc., Ventas Sub, LLC and ElderTrust.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 21, 2003.

3.1.1	Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

3.1.2	Certificate of Amendment to Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Letter Agreement dated June 24, 2003 between Ventas, Inc. and Cohen & Steers Capital Management, Inc. (relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.)	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.3.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.3.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.4.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2002.

4.4.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 16, 2002.

4.4.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 26, 2002.

Exhibit Number	Description of Document	Location of Document

4.4.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.5.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 24, 2002.

4.5.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 16, 2002.

4.5.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, as a Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 26, 2002.

4.5.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.5.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.6.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 15, 2004.

Exhibit Number	Description of Document	Location of Document

4.6.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.7	Registration Rights Agreement dated as of September 30, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 4.15 to Amendment No. 2 to our Registration Statement on Form S-3, File No. 333-101598, filed on December 16, 2002.

4.8	Registration Rights Agreement dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 15, 2004.

4.9.1	Loan and Security Agreement dated as of December 12, 2001 between Ventas Finance, as Borrower, and Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.2	Form of Assignment of Leases and Rents dated as of December 12, 2001 by Ventas Finance, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.3	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of December 12, 2001 by Ventas Finance, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Beneficiary.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.4	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of December 12, 2001 by Ventas Finance, as Mortgagor, to Merrill Lynch Mortgage Lending, Inc., as Mortgagee.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.5	Letter Agreement dated December 12, 2001 among Merrill Lynch Mortgage Lending, Inc., Ventas, Inc. and Ventas Finance (regarding the use of certain insurance proceeds received in connection with a casualty to a collateral property under the Loan and Security Agreement).	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.6	Letter Agreement dated as of December 12, 2001 among Merrill Lynch Mortgage Lending, Inc., JP Morgan Chase Bank, as Senior Collateral Agent and Junior Collateral Agent under various credit agreements with Kindred Healthcare, Inc., and Ventas Finance, as Landlord (concerning various notice requirements regarding the collateral property under the Loan and Security Agreement).	Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on January 2, 2002.

Exhibit Number	Description of Document	Location of Document

4.9.7	Letter Agreement dated as of December 12, 2001 among Merrill Lynch Mortgage Lending, Inc., Ventas Realty and Ventas Finance (concerning various rent reset rights under the Kindred Master Lease Agreements).	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.8	Collateral Assignment of Interest Rate Protection Agreement dated as of December 12, 2001 by Ventas Finance, as Assignor, to Merrill Lynch Mortgage Lending, Inc., as Assignee.	Incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.9	Mortgage Loan Purchase Agreement dated as of December 12, 2001 between Ventas Specialty I, LLC, as Purchaser, and Merrill Lynch Mortgage Lending, Inc., as Seller.	Incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.10	Promissory Note dated as of December 12, 2001 from Ventas Finance, as Borrower, to Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.11	Form of Subordination, Non-Disturbance and Attornment Agreement dated as of December 12, 2001 among Kindred, as Tenant, Ventas Finance, as Landlord, and Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.12	Cash Management Agreement dated as of December 12, 2001 among Ventas Finance, as Borrower, Merrill Lynch Mortgage Lending, Inc., as Lender, and First Union National Bank, as Agent.	Incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.13	Trust and Servicing Agreement dated as of December 12, 2001 among Ventas Specialty I, LLC, as Depositor, First Union National Bank, as Servicer and Special Servicer, LaSalle Bank National Association, as Trustee and Tax Administrator, and ABN Amro Bank N.V., as Fiscal Agent.	Incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.14	Environmental Indemnity Agreement dated as of December 12, 2001 among Ventas Finance, as Borrower, Ventas, Inc., as Guarantor, and Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.15	Exceptions to Non-Recourse Guaranty dated as of December 12, 2001 by Ventas, Inc., as Guarantor, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Lender.	Incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.16	Certificate Purchase Agreement dated as of December 4, 2001 among Ventas Specialty I, LLC, Ventas, Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.	Incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K filed on January 2, 2002.

4.9.17	Schedule of Agreements Substantially Identical in all Material Respects to the agreements incorporated by reference as Exhibits 4.9.2, 4.9.3, 4.9.4 and 4.9.11 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 4.2.17 to our Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description of Document	Location of Document

10.1.1	Agreement and Plan of Reorganization dated as of April 30, 1998 between Ventas, Inc. and Kindred, Inc.	Incorporated by reference to Exhibit 10.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.1.2	Distribution Agreement dated as of April 30, 1998 between Kindred, Inc. and Ventas, Inc.	Incorporated by reference to Exhibit 10.4.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.1.3.1	Tax Allocation Agreement dated as of April 30, 1998 between Ventas, Inc. and Kindred, Inc.	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.1.3.2	Tax Refund Escrow Agreement and First Amendment of the Tax Allocation Agreement dated as of April 20, 2001 between Kindred, Inc., on behalf of itself and each of its subsidiaries, and Ventas, Inc., on behalf of itself and each of Ventas Realty and Ventas LP Realty, L.L.C.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.3.3	Cash Escrow Agreement dated as of April 20, 2001 among Kindred, Inc., Ventas, Inc. and State Street Bank and Trust Company.	Incorporated by reference to Exhibit 10.4.3.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.1.4	Agreement of Indemnity—Third Party Leases dated April 30, 1998 between Kindred, Inc. and its subsidiaries and Ventas, Inc.	Incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.1.5	Agreement of Indemnity—Third Party Contracts dated April 30, 1998 between Kindred, Inc. and its subsidiaries and Ventas, Inc.	Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.2.1.1	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.2.1.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.2.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.2.1.3	Termination of Memorandum of Lease dated as of June 21, 2002 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty (relating to Northern Virginia Community Hospital, Arlington, Virginia).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.2.2.1	Lease Severance and Amendment Agreement dated as of December 12, 2001 among Kindred Healthcare, Inc., as Tenant, Kindred Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2002.

10.2.2.2	Master Lease Agreement dated as of December 12, 2001 among Ventas Realty, as Lessor, and Kindred Healthcare, Inc. and Kindred Operating, Inc., as Tenants.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2002.

Exhibit Number	Description of Document	Location of Document

10.2.3.1	Agreement for Sale of Real Estate and Master Lease Amendments dated May 14, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.2	Master Lease No. 1 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.3	Master Lease No. 2 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.4	Master Lease No. 3 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.3.5	Master Lease No. 4 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.1	Master Lease No. 1 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.2	Master Lease No. 2 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.3	Master Lease No. 3 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.4	Master Lease No. 4 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.4.5	CMBS Master Lease Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2.5	Agreement for Sale of Real Estate and Master Lease Amendments dated November 5, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 10, 2003.

10.2.6.1	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 13, 2004.

10.2.6.2	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 13, 2004.

Exhibit Number	Description of Document	Location of Document

10.2.7.1	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Filed herewith.

10.2.7.2	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Filed herewith.

10.3.1	Third Amended and Restated Credit, Security and Guaranty Agreement dated as of September 8, 2004 among Ventas Realty, as borrower, Ventas, Inc. and certain subsidiaries of Ventas, Inc. identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as Administrative Agent and Issuing Bank for the Letters of Credit thereunder, Merrill Lynch & Co., Merrill Lynch Pierce Fenner & Smith Incorporated and UBS Securities LLC, as Co-Syndication Agents, and Calyon New York Branch, JPMorgan Chase Bank and Citicorp North America, Inc., as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.2.1	Amended and Restated Mortgage, Security Agreement and Assignment of Rents dated as of April 17, 2002 by Ventas Realty, as Mortgagor, to Bank of America, N.A., Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.2	Amended and Restated Deed of Trust and Security Agreement dated as of April 17, 2002 by Ventas Realty, as Grantor, to Ronda C. Bundy, as Trustee, for the benefit of Bank of America, N.A., Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.3	Assignment of Leases and Rents dated as of April 17, 2002 by Ventas Realty, Assignor, to Bank of America, N.A., Administrative Agent, Assignee.	Incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.2.1, 10.3.2.2 and 10.3.2.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.3.1	First Amendment to Amended and Restated Open-End Mortgage, Assignment of Rents and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Mortgagor, and Bank of America, N.A., in its capacity as Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.2	First Amendment to Amended and Restated Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Grantor, and Bank of America, N.A., in its capacity as Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2004.

Exhibit Number	Description of Document	Location of Document

10.3.3.3	First Amendment to Amended and Restated Assignment of Leases and Rents dated as of September 8, 2004 between Ventas Realty, as Assignor, and Bank of America, N.A., in its capacity as Administrative Agent, as Assignee.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.3.1, 10.3.3.2 and 10.3.3.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 13, 2004.

10.4.1	ISDA Master Agreement dated September 28, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.4.2	Letter Agreement dated October 25, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.1	ISDA Master Agreement dated as of December 11, 2001 between Banc of America Financial Products, Inc. and Ventas Finance.	Incorporated by reference to Exhibit 10.24.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.2	Letter Agreement dated December 11, 2001 between Ventas Finance and Banc of America Financial Products, Inc.	Incorporated by reference to Exhibit 10.24.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.3	Letter Agreement dated December 11, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.24.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.1.1	Purchase and Sale Agreement dated as of November 1, 2002 between Ventas Realty, as Buyer, and Trans Healthcare of Ohio, Inc., as Seller.	Incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.1.2	First Amendment to Purchase Agreement dated as of April 28, 2003 between Ventas Realty and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein.	Incorporated by reference to Exhibit 10.4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.6.2.1	Master Lease Agreement dated as of November 1, 2002 between Ventas Realty, as Landlord, and the Tenants named therein.	Incorporated by reference to Exhibit 10.1.2 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.2.2	First Amendment to Master Lease Agreement dated as of April 28, 2003 between Ventas Realty and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC.	Incorporated by reference to Exhibit 10.4.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit Number	Description of Document	Location of Document

10.6.2.3	Second Amendment to Master Lease Agreement dated as of September 30, 2003 between Ventas Realty and THI of Ohio at Chardon, LLC, THI of Ohio at Greenbriar North, LLC, Trans Healthcare of Ohio, Inc., THI of Ohio ALFS at the Commons, LLC, THI of Maryland at South River, LLC, Millennium Health and Rehabilitation Center of Forestville, LLC and Millennium Health and Rehabilitation Center of Ellicott City, LLC.	Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3.1	Loan Agreement dated as of November 1, 2002 among Ventas Realty, as Lender, and the Borrowers named therein.	Incorporated by reference to Exhibit 10.2.1 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.2	Resizing and First Amendment to Loan Documents dated as of December 27, 2002 among Ventas TRS, as Lender, the Mortgage Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein.	Incorporated by reference to Exhibit 10.5.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.6.3.3	Promissory Note dated as of November 1, 2002 from certain Borrowers named therein to Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.2 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.4	Guaranty of Recourse Obligations dated as of November 1, 2002 by the Guarantors named therein for the benefit of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.3 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.5	Assignment of Leases, Rents and Contracts dated as of November 1, 2002 by the Borrowers named therein to Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.4 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.6	Open-End Fee and Leasehold Mortgage and Security Agreement dated as of November 1, 2002 by the Borrowers named therein for the benefit of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.5 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.7	Deed of Trust and Security Agreement dated as of November 1, 2002 by the Borrowers named therein to Brian Lobuts, as Trustee for the benefit of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.2.6 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.3.8	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.6.3.5, 10.6.3.6 and 10.6.3.7 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2.7 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.1	Mezzanine Loan Agreement dated as of November 1, 2002 among Ventas Realty, as Lender, and the Borrowers named therein.	Incorporated by reference to Exhibit 10.3.1 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.2	Resizing and First Amendment to Loan Documents dated as of December 27, 2002 among Ventas Realty, as Mezzanine Lender, the Mezzanine Borrowers named therein and Trans Healthcare, Inc. and the Subsidiary Guarantors named therein, as Guarantors.	Incorporated by reference to Exhibit 10.5.3.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Document	Location of Document

10.6.4.3	Second Amendment to Mezzanine Loan Agreement dated as of September 30, 2003 between Ventas Realty and Trans Healthcare, Inc. and the subsidiaries of Trans Healthcare, Inc. named therein.	Incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4.4	Promissory Note dated as of November 1, 2002 from the Mezzanine Borrowers named therein to Ventas Realty, as Mezzanine Lender.	Incorporated by reference to Exhibit 10.3.2 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.5	Guaranty dated as of November 1, 2002 by Trans Healthcare, Inc. and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lender.	Incorporated by reference to Exhibit 10.3.3 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.6	First Amendment to Guaranty dated as of April 28, 2003 between Ventas Realty and Trans Healthcare of Ohio, Inc.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.6.4.7	Second Amendment to Guaranty dated as of September 30, 2003 between Ventas Realty and Trans Healthcare of Ohio, Inc.	Incorporated by reference to Exhibit 10.4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4.8	Guarantor Pledge and Security Agreement dated as of November 1, 2002 by Trans Healthcare, Inc. and subsidiaries named therein, as Guarantors, in favor of Ventas Realty, as Lenders.	Incorporated by reference to Exhibit 10.3.4 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.4.9	Mezzanine Pledge and Security Agreement dated as of November 1, 2002 by THI of Ohio SNFS, LLC, THI of Maryland SNFS I, LLC and THI of Maryland SNFS II, LLC, as Pledgors, in favor of Ventas Realty, as Secured Party.	Incorporated by reference to Exhibit 10.3.5 to our Current Report on Form 8-K filed on November 18, 2002.

10.6.5.1	Purchase and Sale Agreement dated December 27, 2002 between Ventas TRS and General Electric Capital Corporation.	Incorporated by reference to Exhibit 10.5.4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.6.5.2	General Assignment dated as of December 27, 2002 by Ventas TRS to General Electric Capital Corporation.	Incorporated by reference to Exhibit 10.5.4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.6.5.3	Intercreditor Agreement dated as of December 27, 2002 between General Electric Capital Corporation, as Senior Lender, and Ventas Realty, as Mezzanine Lender.	Incorporated by reference to Exhibit 10.5.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.7	Waiver Agreement dated as of August 13, 2001 among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8	First Amended and Restated Agreement of Limited Partnership dated as of January 31, 2000, executed and delivered by the Company and Ventas LP Realty, L.L.C.	Incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on February 8, 2000.

Exhibit Number		Description of Document	Location of Document

10.9		Form of Assignment and Assumption of Lease Agreement dated on or prior to January 31, 1990 between Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries, on the other hand, together with the related Guaranty by Hillhaven.	Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.10		Amended and Restated Guarantee Reimbursement Agreement dated as of April 28, 1998 among Kindred, Inc., Kindred Operating, Inc. and Tenet Healthcare Corporation, Inc.	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 1999.

10.11.1	*	1987 Stock Option Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.11.2	*	Amendment to the 1987 Stock Option Plan for Non-Employee Directors dated April 30, 1998.	Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.12*		TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

10.13.1	*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.13.2	*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.13.3	*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.13.4	*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.13.5	*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.13.6	*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.13.7	*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.13.8	*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.14.1	*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

10.14.2*	Form of Stock Option Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14.3*	Form of Restricted Stock Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14.4*	Form of Restricted Stock Unit Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2005.

10.15*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.16.1*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Filed herewith.

10.16.2*	Form of Stock Option Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16.3*	Form of Restricted Stock Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.17*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

10.18*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.19*	Employment Agreement dated March 5, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.20.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.2*	Amendment to Employment Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.3*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.4*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Document	Location of Document

10.21*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2005.

10.22*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23*	Employment Agreement dated as of July 19, 2004 between Ventas, Inc. and K. Travis George.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.24.1*	Employment Agreement dated May 6, 2000 between Ventas, Inc. and Brian K. Wood.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.24.2*	First Amendment to Employment Agreement dated as of January 2, 2002 between Brian K. Wood and Ventas, Inc.	Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.25.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.25.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.25.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.26.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

10.26.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.27.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

10.27.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

12	Statement regarding computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.