Form 10-Q
period 2005-03-31
VENTAS INC
filed 2005-04-29
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-10989

Ventas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 26, 2005:
Common Stock, $0.25 par value	84,853,663

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$153,851	$147,327
Building and improvements	1,401,609	1,364,884

	1,555,460	1,512,211
Accumulated depreciation	(467,285)	(454,110)

Net real estate property	1,088,175	1,058,101
Loans receivable, net	38,883	13,031

Net real estate investments	1,127,058	1,071,132

Cash and cash equivalents	1,779	3,365
Escrow deposits and restricted cash	17,764	25,710
Deferred financing costs, net	12,928	13,550
Notes receivable from employees	3,234	3,216
Other	11,435	9,962

Total assets	$1,174,198	$1,126,935

Liabilities and stockholders’ equity
Liabilities:
Senior Notes payable and other debt	$877,642	$843,178
Deferred revenue	12,298	12,887
Interest rate swap agreements	9,717	16,550
Accrued dividend	30,531	27,498
Accrued interest	18,871	8,743
Accounts payable and other accrued liabilities	28,015	27,461
Deferred income taxes	30,394	30,394

Total liabilities	1,007,468	966,711

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 85,223 and 85,131 shares issued at March 31, 2005 and December 31, 2004, respectively	21,306	21,283
Capital in excess of par value	210,216	208,903
Unearned compensation on restricted stock	(1,616)	(633)
Accumulated other comprehensive loss	(3,327)	(9,114)
Retained earnings (deficit)	(48,255)	(45,297)

	178,324	175,142
Treasury stock, 413 and 532 shares at March 31, 2005 and December 31, 2004, respectively	(11,594)	(14,918)

Total stockholders’ equity	166,730	160,224

Total liabilities and stockholders’ equity	$1,174,198	$1,126,935

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Rental income	$62,739	$52,906
Interest income from loans receivable	652	756
Interest and other income	612	281

Total revenues	64,003	53,943

Expenses:
Property-level operating expenses	552	207
General, administrative and professional fees	5,020	4,224
Restricted stock amortization	420	385
Depreciation	13,266	10,807
Interest	17,172	15,229

Total expenses	36,430	30,852

Income before discontinued operations	27,573	23,091
Discontinued operations	—	184

Net income	$27,573	$23,275

Earnings per common share:
Basic:
Income before discontinued operations	$0.33	$0.28
Net income	$0.33	$0.28

Diluted:
Income before discontinued operations	$0.32	$0.28
Net income	$0.32	$0.28

Shares used in computing earnings per common share:
Basic	84,657	81,703
Diluted	85,400	82,760

Dividend declared per common share	$0.3600	$0.3250

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Net income	$27,573	$23,275

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	4,498	(7,741)
Reclassification adjustment for realized loss on interest rate swaps included in net income during the period	1,289	2,694

	5,787	(5,047)

Net comprehensive income	$33,360	$18,228

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$27,573	$23,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	13,266	10,858
Amortization of deferred financing costs	890	1,022
Amortization of restricted stock	420	385
Straight-lining of rental income	(880)	(278)
Amortization of deferred revenue	(636)	(627)
Other	(1,046)	(818)
Changes in operating assets and liabilities:
Decrease (increase) in escrow deposits and restricted cash	8,194	(3,607)
(Increase) decrease in other assets	(703)	474
Increase in accrued interest	10,128	8,704
Increase in accounts payable and accrued and other liabilities	859	297

Net cash provided by operating activities	58,065	39,685
Cash flows from investing activities:
Net investment in real estate property	(31,139)	(176,670)
Investment in loans receivable	(27,818)	—
Proceeds from loan receivable	997	55
Other	966	133

Net cash used in investing activities	(56,994)	(176,482)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	23,300	39,850
Repayment of debt	(1,145)	(789)
Issuance of common stock	2,255	51,672
Proceeds from stock option exercises	699	14,521
Cash distribution to stockholders	(27,498)	(48,838)
Other	(268)	—

Net cash (used in) provided by financing activities	(2,657)	56,416

Net decrease in cash and cash equivalents	(1,586)	(80,381)
Cash and cash equivalents at beginning of period	3,365	82,104

Cash and cash equivalents at end of period	$1,779	$1,723

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate property investments	$12,110	$99,409
Escrow deposits and restricted cash	248	7,802
Other assets acquired	—	168
Debt	12,309	102,739
Other liabilities	49	4,640

See notes to condensed consolidated financial statements.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare and senior housing facilities. As of March 31, 2005, this portfolio consisted of 201 skilled nursing facilities, 41 hospitals, and 50 senior housing and other facilities in 39 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) leased 225 of our facilities as of March 31, 2005. We also have real estate loan investments relating to 34 healthcare and senior housing facilities as of March 31, 2005.

We conduct substantially all of our business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), and an operating partnership, ElderTrust Operating Partnership (“ETOP”), in which we own 99.6% of the partnership units.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. The Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited consolidated financial statements for the year ended December 31, 2004. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

We have one primary reportable segment, which consists of investments in real estate. Our primary business consists of financing, owning and leasing healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties, primarily Kindred. Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our medical office buildings, we do not operate the facilities nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to the ownership of our investment in real estate.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R).

As required under Securities and Exchange Commission (the “Commission”) Release No. 33-8568, we expect to adopt the provisions of this accounting standard on January 1, 2006. We expect to apply the modified prospective method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. As permitted by SFAS No. 123(R), we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) is expected to result in an immaterial increase in expense during 2006 based on unvested options outstanding as of March 31, 2005 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS No. 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. See “Note 8—Stockholders’ Equity and Stock Options.”

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2005, approximately 65.4% of our properties, based on their original cost, were operated by Kindred and approximately 53.6% of our properties, based on their original cost, were skilled nursing facilities. Our remaining properties consist of hospitals, senior housing facilities and other facilities. Our facilities are located in 39 states, with facilities in only one state accounting for more than 10% of total revenues during the three months ended March 31, 2005 and 2004.

Approximately 76.0% and 87.2% of our total revenues for the three months ended March 31, 2005 and 2004, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions, and are subject to three five-year renewal terms.

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

Agreement of Indemnity – Third-Party Leases

In connection with our spin off of Kindred in 1998 (the “1998 Spin Off”), we assigned our former third-party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant obligations to Kindred (the “Third-Party Leases”). Under the terms of an indemnity agreement relating to the

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Third-Party Leases, Kindred agreed to indemnify and hold us harmless from and against all claims against us arising out of the Third-Party Leases assigned by us to Kindred. Either prior to or following the 1998 Spin Off, the tenant’s rights under a subset of the Third-Party Leases were assigned or sublet to third parties unrelated to Kindred. If Kindred or such third-party subtenants are unable to or do not satisfy the obligations under any Third-Party Lease, the lessors may claim that we remain liable under the Third-Party Leases. We believe we may have valid legal defenses to any such claim. However, there can be no assurance we would prevail against a claim brought by a lessor under a Third-Party Lease. In the event that a lessor should prevail in a claim against us, we may be entitled to receive revenues from those properties that would mitigate the costs incurred in connection with the satisfaction of such obligations. The Third-Party Leases relating to nursing facilities, hospitals, offices and warehouses have remaining terms (excluding renewal periods) of one to 10 years. The Third-Party Leases relating to ground leases have remaining terms from one to 80 years. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third-Party Leases. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations under the indemnity agreement relating to the Third-Party Leases. Under Kindred’s plan of reorganization, Kindred has agreed not to renew or extend any Third-Party Lease unless it first obtains a release of us from liability under such Third-Party Lease. As of March 31, 2005, the total aggregate remaining minimum rental payments under the Third-Party Leases were $24.9 million.

Agreement of Indemnity – Third-Party Contracts

In connection with the 1998 Spin Off, we assigned our former third-party guaranty agreements to Kindred (the “Third-Party Guarantees”). Under the terms of an indemnity agreement relating to the Third-Party Guarantees, Kindred agreed to indemnify and hold us harmless from and against all claims against us arising out of the Third-Party Guarantees. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill its obligations under the indemnity agreement relating to the Third-Party Guarantees. There can be no assurance that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor, its obligations incurred in connection with the indemnity agreement relating to the Third-Party Guarantees. If Kindred is unable to or does not satisfy the obligations under any Third-Party Guarantee, then we may be liable for the payment and performance of the obligations under any such agreement. However, we believe we may have valid legal defenses to any such claim under a Third-Party Guarantee. As of March 31, 2005, we believe that we had no material exposure under the Third-Party Guarantees.

NOTE 4—ACQUISITIONS

During the three months ended March 31, 2005, we completed the acquisitions described below. The primary reason for these acquisitions was to invest in healthcare and senior housing properties with an expected yield on investment, as well as to diversify our properties and revenue base and reduce our dependence on Kindred for rental revenue.

During the three months ended March 31, 2005, we acquired one senior housing facility and one hospital for an aggregate purchase price of $29.7 million. The facilities are leased under triple-net leases, each having initial terms of 15 years and initially providing aggregate, annual cash base rent of approximately $2.8 million, subject to escalation as provided in the leases. We also acquired a parcel of land that is adjacent to one of our healthcare facilities for $0.6 million.

During the three months ended March 31, 2005, we also acquired three medical office buildings for an aggregate purchase price of $12.9 million. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged managers to manage the operations at the medical office buildings.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated Fair Value

The 2005 transactions were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). Such estimates are subject to refinement as additional valuation information is received.

Land	$6,524
Buildings and improvements	36,725
Escrow deposits and restricted cash	248

Total assets acquired	43,497

Notes payable and other debt	12,309
Other liabilities	49

Total liabilities assumed	12,358

Net assets acquired	31,139
Less cash acquired	—

Net cash paid	$31,139

The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years.

Pro Forma

The following table illustrates the effect on our operations as if we had consummated our 2004 and 2005 transactions and our 2004 equity offering as of the beginning of each of the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Revenues	$64,420	$62,420
Expenses	36,840	36,842
Net income from continuing operations	27,580	25,578
Net income	27,580	25,762

Earnings per common share:
Basic:
Net income from continuing operations	$0.33	$0.31
Net income	$0.33	$0.31
Diluted:
Net income from continuing operations	$0.32	$0.30
Net income	$0.32	$0.30

Shares used in computing earnings per common share:
Basic	84,657	83,263
Diluted	85,400	84,320

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent Transaction

On April 12, 2005, we announced that we had entered into a definitive merger agreement to acquire all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident is a privately-held senior living REIT that owns 68 independent and assisted living properties in 19 states containing approximately 6,819 units that derive substantially all of their revenues from private-pay sources. Provident leases its properties to affiliates of Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”) under 15-year triple-net leases. Provident’s leases to Brookdale cover 21 properties containing 4,474 units and its leases to Alterra cover 47 properties containing 2,345 units. Obligations under the Brookdale leases and Alterra leases are indirectly guaranteed by Brookdale and Alterra, respectively. The acquisition is subject to satisfaction of certain conditions, including approval from the holders of a majority of the Provident common shares, the declaration of effectiveness by the Commission of a registration statement covering our shares of common stock to be issued in the acquisition, the listing of those shares on the New York Stock Exchange and receipt of tax opinions. We expect the acquisition to close in the second quarter of 2005, although there can be no assurance that the acquisition will close or, if it does, when the closing will occur.

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

During the three months ended March 31, 2005, we did not dispose of any assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations. Set forth below is a summary of the results of operations of the facilities that were sold and held for sale during the year ended December 31, 2004 (in thousands):

Three Months Ended March 31, 2004
Rental income	$334

Interest	99
Depreciation	51

150

Discontinued operations	$184

NOTE 6—LOANS RECEIVABLE, NET

During the three months ended March 31, 2005, we extended a first mortgage loan in the amount of $6.4 million. The loan accrues interest at a rate of 9.0% per annum and provides for monthly amortization of principal with a balloon payment maturity date of February 2010. We also invested in a portfolio of eight distressed mortgage loans for an aggregate purchase price of $21.4 million. The mortgage loans are secured by eight senior housing facilities. A third party and its two principals issued for our benefit a support agreement relative to these mortgage loans. Under the support agreement, the third party and its two principals agreed, among other things, to pay a 9% annual rate of return on the outstanding balance of our investment in the mortgage loans and, if not sooner paid, to repay to us the outstanding principal balance of our investment in the mortgage loans on March 31, 2010. The third party and its two principals have certain rights and obligations to buy the mortgage loans and their obligations under the support agreement are guaranteed by their affiliated senior living operator.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2002, we made a $17.0 million mezzanine loan to Trans Healthcare, Inc. (“THI”). As of March 31, 2005, the balance of the mezzanine loan receivable was approximately $12.2 million. The THI mezzanine loan bears interest, inclusive of upfront fees, at 18% per annum and is secured by equity pledges in entities that own and operate 17 healthcare facilities, plus liens on four other healthcare properties, and interests in three additional properties and a physical therapy business. Contemporaneously with the making of the THI mezzanine loan, we purchased five healthcare facilities and leased them back to THI under a triple-net master lease providing for initial annual base rent of $5.9 million. THI remains current on all lease payments under its lease and all principal and interest payments under the mezzanine loan. We have entered into a series of forbearance agreements with THI regarding terms in the THI mezzanine loan documents and the THI master lease. The current forbearance agreement with THI expires on May 25, 2005 and there can be no assurances that we will enter into any additional forbearance agreements with THI or that THI will continue to make all lease, principal and interest payments to us when and as required under the THI mezzanine loan and the THI master lease.

NOTE 7—BORROWING ARRANGEMENTS

The following is a summary of our long-term debt and certain interest rate and maturity information as of March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(in thousands)
Revolving credit facility	$62,300	$39,000
8.75% Senior Notes due 2009	174,217	174,217
9.00% Senior Notes due 2012	191,821	191,821
6.625% Senior Notes due 2014	125,000	125,000
CMBS Loan	211,867	212,612
Other mortgage loans	112,437	100,528

	$877,642	$843,178

Scheduled Maturities of Borrowing Arrangements

As of March 31, 2005, our indebtedness had the following maturities (in thousands):

2005	$3,757

2006	215,886

2007	64,328

2008	2,172

2009	206,605

Thereafter	384,894

$877,642

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

Stock Options

We have five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors may receive common stock in lieu of director fees. We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as required under Commission Release No. 33-8568, we expect to adopt the provisions of SFAS No. 123(R) on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. See “Note 2—Basis of Presentation—Recently Issued Accounting Standards.” The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$27,573	$23,275
Add: Stock-based employee compensation expense included in reported net income	420	385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(576)	(500)

Pro forma net income	$27,417	$23,160

Earnings per share:
Basic – as reported	$0.33	$0.28
Basic – pro forma	$0.32	$0.28
Diluted – as reported	$0.32	$0.28
Diluted – pro forma	$0.32	$0.28

In determining the estimated fair value of our stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4.50%	4.14%
Dividend yield	6.61%	6.50%
Volatility factors of the expected market price for our common stock	20.29%	22.80%
Weighted average expected life of options	10 years	8 years

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Dividends

We declared our first quarterly dividend for 2005 of $0.36 per share on February 24, 2005, which was paid in cash on April 5, 2005 to stockholders of record on March 24, 2005. In order to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). Although we currently intend to distribute 100% or more of our taxable income for 2005 in quarterly installments, there can be no assurance that we will do so or as to when the remaining distributions will be made.

NOTE 9—LITIGATION

Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements

The following litigation and other matters arose from our operations prior to the time of the 1998 Spin Off or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the agreements we entered into with Kindred at the time of the 1998 Spin Off (the “Spin Agreements”), Kindred agreed to assume the defense, on our behalf, of any claims that (i) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (ii) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify us for any fees, costs, expenses and liabilities arising out of such operations (the “Indemnification”). Kindred is presently defending us in the matters described below, among others. Under Kindred’s plan of reorganization, Kindred assumed and agreed to abide by the Indemnification and to defend us in these and other matters as required under the Spin Agreements. However, there can be no assurance that Kindred will continue to defend us in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its obligations incurred in connection with the 1998 Spin Off. In addition, many of the following descriptions are based primarily on information included in Kindred’s public filings and information provided to us by Kindred. There can be no assurance that Kindred has included in its public filings and provided us complete and accurate information in all instances.

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including us, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs’ October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order declining to dismiss the suit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 18, 2004, the presiding judge recused himself and this action was reassigned. In July 2004, the Court ruled that it would consider the motion to dismiss this action based upon plaintiffs’ failure to make demand for remedy upon the appropriate Board of Directors. The briefing is now complete on this motion to dismiss but the Court has not yet ruled. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. There were no material developments in this action during the three month period ended March 31, 2005. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of March 31, 2005.

Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. We are a party to certain legal actions and regulatory investigations that arise from the normal course of our prior healthcare operations, which legal actions and regulatory investigations are being defended by Kindred under the Indemnification. Neither we nor Kindred are able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the Centers for Medicare and Medicaid Services or other regulatory agencies will not initiate additional investigations related to Kindred’s business or our prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s liquidity, financial position or results of operations, which in turn could have a material adverse effect on us.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue its claims and defend the counterclaims vigorously. There were no material developments in this action during the three month period ended March 31, 2005. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of March 31, 2005.

We are the plaintiff in an action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232 filed by us on June 27, 2002 in the Superior Court of the District of Columbia. The complaint asserts claims of legal malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of us in the 1998 Spin Off. The Court set a January 23, 2006 trial date for this action. The parties in this action are currently conducting discovery. There were no material developments in this action during the three month period ended March 31, 2005. Although we intend to pursue our claims in this action vigorously, there can be no assurances that we will prevail on any of the claims in this action, or, if we do prevail on one or more of the claims, the amount of the recovery that may be awarded to us for such claims.

We are party to various other lawsuits arising in the normal course of our business. It is the opinion of management that, except as set forth in this Note 9, the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on us. If management’s assessment of our liability with respect to these actions is incorrect, such lawsuits could have a material adverse effect on us.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$27,573	$23,091
Discontinued operations	—	184

Net income	$27,573	$23,275

Denominator:
Denominator for basic earnings per share—weighted average shares	84,657	81,703
Effect of dilutive securities:
Stock options	732	1,016
Time vesting restricted stock awards	11	41

Dilutive potential common stock	743	1,057

Denominator for diluted earnings per share—adjusted weighted average	85,400	82,760

Basic earnings per share:
Income before discontinued operations	$0.33	$0.28
Discontinued operations	—	—

Net income	$0.33	$0.28

Diluted earnings per share:
Income before discontinued operations	$0.32	$0.28
Discontinued operations	—	—

Net income	$0.32	$0.28

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued by Ventas Realty and Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”). ETOP, which is a greater than 99% owned indirect subsidiary, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the Senior Notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the Senior Notes. Contractual and legal restrictions, including those contained in the agreements governing the CMBS Loan, and instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes. Additionally, as of December 31, 2004, approximately $113.5 million of the net assets of Ventas Realty were mortgaged to secure our revolving credit facility. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004:

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$12,634	$57,804	$—	$810,807	$245,813	$—	$1,127,058
Cash and cash equivalents	44	31	3	877	824	—	1,779
Escrow deposits and restricted cash	238	138	—	4,153	13,235	—	17,764
Deferred financing costs, net	—	—	—	10,649	2,279	—	12,928
Notes receivable from employees	1,734	—	—	1,500	—	—	3,234
Equity in affiliates	269,842	80,717	112,492	58,483	15	(521,549)	—
Other	—	355	—	9,852	1,228	—	11,435

Total assets	$284,492	$139,045	$112,495	$896,321	$263,394	$(521,549)	$1,174,198

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$433	$—	$553,338	$323,871	$—	$877,642
Intercompany	—	3,624	—	(7,950)	4,326	—	—
Deferred revenue	64	—	—	10,014	2,220	—	12,298
Interest rate swap agreements	—	—	—	9,717	—	—	9,717
Accrued dividend	30,531	—	—	—	—	—	30,531
Accrued interest	—	3	—	17,637	1,231	—	18,871
Accounts payable and other accrued liabilities	1,809	175	—	20,933	4,705	393	28,015
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	62,798	4,235	—	603,689	336,353	393	1,007,468
Total stockholders’ equity (deficit)	221,694	134,810	112,495	292,632	(72,959)	(521,942)	166,730

Total liabilities and stockholders’ equity	$284,492	$139,045	$112,495	$896,321	$263,394	$(521,549)	$1,174,198

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$12,806	$58,339	$—	$772,883	$227,104	$—	$1,071,132
Cash and cash equivalents	48	37	3	1,846	1,431	—	3,365
Escrow deposits and restricted cash	237	138	—	12,812	12,523	—	25,710
Deferred financing costs, net	—	—	—	10,938	2,612	—	13,550
Notes receivable from employees	1,716	—	—	1,500	—	—	3,216
Equity in affiliates	391,817	80,447	114,867	—	15	(587,146)	—
Other	—	298	—	8,555	1,109	—	9,962

Total assets	$406,624	$139,259	$114,870	$808,534	$244,794	$(587,146)	$1,126,935

Liabilities and stockholders’ equity (deficit)
Liabilities:
Senior Notes payable and other debt	$—	$436	$—	$530,037	$312,705	$—	$843,178
Intercompany	—	3,622	—	(7,802)	4,180	—	—
Deferred revenue	71	—	—	10,489	2,327	—	12,887
Interest rate swap agreements	—	—	—	16,550	—	—	16,550
Accrued dividend	27,498	—	—	—	—	—	27,498
Accrued interest	—	3	—	7,435	1,305	—	8,743
Accounts payable and other accrued liabilities	2,030	175	—	19,895	4,968	393	27,461
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	59,993	4,236	—	576,604	325,485	393	966,711
Total stockholders’ equity (deficit)	346,631	135,023	114,870	231,930	(80,691)	(587,539)	160,224

Total liabilities and stockholders’ equity	$406,624	$139,259	$114,870	$808,534	$244,794	$(587,146)	$1,126,935

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$574	$1,419	$—	$47,832	$12,914	$—	$62,739
Interest income from loans receivable	—	—	—	652	—	—	652
Equity earnings (loss) in affiliates	27,318	(156)	786	—	—	(27,948)	—
Interest and other income	18	—	—	552	42	—	612

Total revenues	27,910	1,263	786	49,036	12,956	(27,948)	64,003

Expenses:
Property-level operating expenses	—	—	—	108	444	—	552
General, administrative and professional fees	162	148	—	3,603	1,107	—	5,020
Restricted stock amortization	3	7	—	345	65	—	420
Depreciation	172	535	—	10,044	2,515	—	13,266
Interest	—	9	—	12,724	4,439	—	17,172
Intercompany interest	—	2	—	(148)	146	—	—

Total expenses	337	701	—	26,676	8,716	—	36,430

Net income	$27,573	$562	$786	$22,360	$4,240	$(27,948)	$27,573

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiaries Guarantors	Issuers (1)	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$555	$938	$—	$40,990	$10,423	$—	$52,906
Interest income from loans receivable	—	—	—	756	—	—	756
Equity earnings in affiliates	22,934	50	713	—	—	(23,697)	—
Interest and other income	51	17	—	208	5	—	281

Total revenues	23,540	1,005	713	41,954	10,428	(23,697)	53,943

Expenses:
Property-level operating expenses	—	—	—	—	207	—	207
General, administrative and professional fees	90	157	—	3,233	744	—	4,224
Restricted stock amortization	4	5	—	325	51	—	385
Depreciation	174	283	—	8,504	1,846	—	10,807
Interest	—	120	—	12,238	2,871	—	15,229
Intercompany interest	—	(100)	—	—	100	—	—

Total expenses	268	465	—	24,300	5,819	—	30,852

Income before discontinued operations	23,272	540	713	17,654	4,609	(23,697)	23,091
Discontinued operations	—	—	—	184	—	—	184

Net income	$23,272	$540	$713	$17,838	$4,609	$(23,697)	$23,275

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$201	$1,205	$—	$50,543	$6,116	$—	$58,065

Net cash used in investing activities	(9,133)	—	—	(47,861)	—	—	(56,994)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	23,300	—	—	23,300
Repayment of debt	—	(3)	—	—	(1,142)	—	(1,145)
Cash distributions from (to) affiliates	33,472	(1,208)	—	(26,683)	(5,581)	—	—
Issuance of common stock	2,255	—	—	—	—	—	2,255
Proceeds from stock option exercises	699	—	—	—	—	—	699
Cash distribution to stockholders	(27,498)	—	—	—	—	—	(27,498)
Other	—	—	—	(268)	—	—	(268)

Cash (used in) provided by financing activities	8,928	(1,211)	—	(3,651)	(6,723)	—	(2,657)

Net decrease in cash and cash equivalents	(4)	(6)	—	(969)	(607)	—	(1,586)
Cash and cash equivalents at beginning of period	48	37	3	1,846	1,431	—	3,365

Cash and cash equivalents at end of period	$44	$31	$3	$877	$824	$—	$1,779

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$859	$545	$—	$32,710	$5,571	$—	$39,685

Net cash (used in) provided by investing activities	(204,722)	27,152	14	206	868	—	(176,482)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	39,850	—	—	39,850
Cash distributions from (to) affiliates	186,507	(27,531)	(10)	(153,721)	(5,245)	—	—
Issuance of common stock	51,672	—	—	—	—	—	51,672
Proceeds from stock option exercises	14,521	—	—	—	—	—	14,521
Cash distribution to stockholders	(48,838)	—	—	—	—	—	(48,838)
Repayment of debt	—	(3)	—	1	(787)	—	(789)

Net cash provided by (used in) financing activities	203,862	(27,534)	(10)	(113,870)	(6,032)	—	56,416

Net (decrease) increase in cash and cash equivalents	(1)	163	4	(80,954)	407	—	(80,381)
Cash and cash equivalents at beginning of period	47	—	—	82,051	6	—	82,104

Cash and cash equivalents at end of period	$46	$163	$4	$1,097	$413	$—	$1,723

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, which is a greater than 99% owned indirect subsidiary of Ventas, Inc. and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes. See “Note 11—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the guarantee of the Senior Notes are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying the debt service obligations of ETOP and us including ETOP’s and our guarantee of payment of principal and interest on the Senior Notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the ETOP Condensed Consolidating Financial Statements for the periods prior to our acquisition of ElderTrust in February 2004 are presented as “Predecessor Company” financial statements and are not included as part of our Condensed Consolidating Financial Statements for those periods.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$57,804	$96,567	$—	$154,371
Cash and cash equivalents	31	454	—	485
Escrow deposits and restricted cash	138	6,845	—	6,983
Equity in affiliates	80,717	15	(80,732)	—
Other	355	603	—	958

Total assets	$139,045	$104,484	$(80,732)	$162,797

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$433	$76,974	$—	$77,407
Intercompany	(4,326)	4,326	—	—
Note payable to affiliate	7,950	—	—	7,950
Accounts payable and other accrued liabilities	175	2,540	—	2,715
Accrued interest	3	502	—	505

Total liabilities	4,235	84,342	—	88,577
Total partners’ equity	134,810	20,142	(80,732)	74,220

Total liabilities and partners’ equity	$139,045	$104,484	$(80,732)	$162,797

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$58,339	$97,404	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Escrow deposits and restricted cash	138	6,567	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other	298	592	—	890

Total assets	$139,259	$105,751	$(80,462)	$164,548

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$436	$77,297	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliate	7,802	—	—	7,802
Accounts payable and other accrued liabilities	175	3,148	—	3,323
Accrued interest	3	700	—	703

Total liabilities	4,236	85,325		89,561
Total partners’ equity	135,023	20,426	(80,462)	74,987

Total liabilities and partners’ equity	$139,259	$105,751	$(80,462)	$164,548

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,419	$2,861	$—	$4,280
Interest and other income	—	30	—	30
Equity loss in affiliates	(156)	—	156	—

Total revenues	1,263	2,891	156	4,310

Expenses:
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	155	248	—	403
Depreciation	535	837	—	1,372
Interest	9	1,485	—	1,494
Intercompany interest	2	146	—	148

Total expenses	701	3,047	—	3,748

Net income (loss)	$562	$(156)	$156	$562

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through March 31, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$938	$1,899	$—	$2,837
Interest and other income	17	4	—	21
Equity earnings in affiliates	50	—	(50)	—

Total revenues	1,005	1,903	(50)	2,858

Expenses:
Property-level operating expenses	—	207	—	207
General, administrative and professional fees	162	133	—	295
Depreciation	283	516	—	799
Interest	120	897	—	1,017
Intercompany interest	(100)	100	—	—

Total expenses	465	1,853	—	2,318

Net income	$540	$50	$(50)	$540

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Property-level operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Depreciation	192	295	—	487
Interest	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$1,205	$(254)	$—	$951

Net cash from investing activities	—	—	—	—

Cash flows from financing activities:
Repayment of debt	(3)	(324)	—	(327)
Partner distribution	(1,208)	(141)	—	(1,349)

Net cash used in financing activities	(1,211)	(465)	—	(1,676)

Net decrease in cash and cash equivalents	(6)	(719)	—	(725)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$31	$454	$—	$485

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through March 31, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$545	$1	$—	$546

Net cash from investing activities	—	—	—	—

Cash flows from financing activities:
Repayment of debt	(3)	(108)	—	(111)
Partner distribution	(27,531)	(576)	—	(28,107)

Net cash used in financing activities	(27,534)	(684)	—	(28,218)

Net decrease in cash and cash equivalents	(26,989)	(683)	—	(27,672)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$163	$185	$—	$348

VENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Unless otherwise indicated, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if”, “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update such forward-looking statements.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation: (a) the ability and willingness of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and certain of its affiliates to continue to meet and/or perform their obligations under their contractual arrangements with us, including without limitation the lease agreements and various agreements entered into by us and Kindred at the time of our spin off of Kindred on May 1, 1998 (the “1998 Spin Off”), as such agreements may have been amended and restated in connection with Kindred’s emergence from bankruptcy on April 20, 2001; (b) the ability and willingness of Kindred to continue to meet and/or perform its obligation to indemnify and defend us for all litigation and other claims relating to the healthcare operations and other assets and liabilities transferred to Kindred in the 1998 Spin Off; (c) the ability of Kindred and our other operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with us, and their existing credit agreements; (d) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments; (e) the nature and extent of future competition; (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (g) increases in our cost of borrowing; (h) the ability of our operators to deliver high quality care and to attract patients; (i) the results of litigation affecting us; (j) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (k) our ability to pay down, refinance, restructure, and/or extend our indebtedness as it becomes due; (l) the movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement; (m) our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations; (n) final determination of our taxable net income for the year ended December 31, 2004 and for the year ending December 31, 2005; (o) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; (p) risks associated with our proposed acquisition of Provident Senior Living Trust (“Provident”), including our ability to successfully complete the merger on the contemplated terms and to timely and fully realize expected revenues and cost savings therefrom; (q) the impact on the liquidity, financial condition and results of operations of Kindred and our other operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of Kindred and our other operators to accurately estimate the magnitude of such liabilities; and (r) the value of our rental reset right with Kindred, which is dependent on a variety of factors and is highly speculative. Many of such factors are beyond the control of our management.

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

Background Information

We are a healthcare REIT with a geographically diverse portfolio of healthcare and senior housing facilities. As of March 31, 2005, this portfolio consisted of 201 skilled nursing facilities, 41 hospitals and 50 senior housing and other facilities in 39 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred leased 225 of our facilities as of March 31, 2005. We also have real estate loan investments relating to 34 healthcare and senior housing facilities as of March 31, 2005.

We conduct substantially all of our business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), and an operating partnership, ElderTrust Operating Partnership (“ETOP”), in which we own 99.6% of the partnership units. Our primary business consists of financing, owning and leasing healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties, primarily Kindred.

Our business strategy is comprised of two primary objectives: diversifying our portfolio of properties and increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, facility type and reimbursement source. We intend to invest in or acquire additional healthcare-related and/or senior housing assets across a wide spectrum.

As of March 31, 2005, approximately 65.4% of our properties, based on their original cost, were operated by Kindred. Approximately 76.0% of our total revenues for the three months ended March 31, 2005 was derived from our master lease agreements with Kindred (the “Kindred Master Leases”).

Recent Developments Regarding Acquisitions

As discussed in “Note 4—Acquisitions—Subsequent Transaction” of the Notes to Condensed Consolidated Financial Statements, on April 12, 2005, we entered into a definitive merger agreement to acquire the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. We expect to fund the cash portion of the purchase price (estimated to be approximately $231.0 million) and repay the outstanding balance on Provident’s line of credit at closing from a combination of draws on our revolving credit facility and other debt issuance. Additionally, we expect to issue approximately 15.0 million shares of common stock as part of the purchase price. Our ownership of Provident assets will be subject to approximately $460.0 million of property-level mortgage debt. We expect the acquisition to close in the second quarter of 2005, subject to the satisfaction of certain conditions, including the approval of the holders of a majority of outstanding Provident common shares, although there can be no assurance that the acquisition will close, or, if it does, when the closing will occur.

Provident leases its properties to affiliates of Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”) under 15-year triple-net leases. Provident’s leases to Brookdale cover 21 properties containing 4,474 units and its leases to Alterra cover 47 properties containing 2,345 units. Obligations under the Brookdale leases and Alterra leases are indirectly guaranteed by Brookdale and Alterra, respectively.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On January 28, 2005, the Centers for Medicare and Medicaid Services (“CMS”) placed on public display for issuance on February 3, 2005, a proposed rule to update payment rates for the 2006 rate year under the prospective payment system for long-term acute care hospitals (“LTAC PPS”). Comments on this proposed rule will be accepted until March 29, 2005 and a final rule is expected to be published in the second quarter of 2005. If this proposed rule becomes final, the combined effective increase in fiscal year 2006 Medicare rates for long-term acute care hospitals (“LTACs”) would be 5.5%. On April 25, 2005, CMS placed on public display for issuance on May 4, 2005, another proposed rule under LTAC PPS to, among other things, update the relative weights and lengths of stay for the Long Term Care-Diagnosis Related Groups that will become effective October 1, 2005. Comments on this proposed rule will be accepted until June 24, 2005 and the final rule is expected to be published in the third quarter of 2005. If this proposed rule becomes final, CMS estimates that the combined effective decrease in fiscal year 2006 Medicare revenues for LTACs would be 4.7%. We are currently analyzing these proposed rules and at this time it cannot be predicted what impact the proposed rules will have on the liquidity or profitability of the operators of our LTACs.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates used in the preparation of our financial statements.

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

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

(i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Legal Contingencies

We are involved in litigation as described in “Note 9—Litigation” of the Notes to Condensed Consolidated Financial Statements. We evaluate such matters by (i) ascertaining the probability that such litigation could result in a loss for us and (ii) determining an estimate of any possible loss. In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue for any probable losses that are estimable and disclose any loss contingencies that are possible. If management’s assessment of our liability with respect to these actions is incorrect, such matters could have a material adverse effect on us.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are verified with a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts in the financial statements are subject to significant estimates which may change in the future.

Results of Operations

The table below shows our results of operations for the three months ended March 31, 2005 and 2004 and the absolute and percentage change in those results from period to period.

	Three Months Ended March 31,		Change
	2005	2004	$	%
	(dollars in thousands)
Revenues:
Rental income	$62,739	$52,906	$9,833	18.6%
Interest income from loans receivable	652	756	(104)	(13.8)
Interest and other income	612	281	331	117.8

Total revenues	64,003	53,943	10,060	18.6
Expenses:
Property-level operating expenses	552	207	345	166.67
General, administrative and professional fees	5,020	4,224	796	18.8
Restricted stock amortization	420	385	35	9.1
Depreciation	13,266	10,807	2,459	22.8
Interest	17,172	15,229	1,943	12.8

Total expenses	36,430	30,852	5,578	18.1

Income before discontinued operations	27,573	23,091	4,482	19.4

Discontinued operations	—	184	(184)	(100.0)

Net income	$27,573	$23,275	$4,298	18.5%

Revenues

The increase in our first quarter 2005 rental income reflects (i) a $1.6 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2004, and (ii) the recognition of $8.2 million in additional rent relating to the properties acquired during the three months ended March 31, 2005 and the year ended December 31, 2004. (See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.) The rental income from Kindred for the three months ended March 31, 2005 includes $0.6 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock in connection with Kindred’s emergence from bankruptcy on April 20, 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases.

Interest income from loans receivable primarily represents interest income received in connection with a mezzanine loan made to Trans Healthcare, Inc. (“THI”). The decrease in interest income reflects principal payments made on the note receivable during the year ended December 31, 2004 and the three months ended March 31, 2005.

Expenses

The increase in property-level operating expenses is attributable to our acquisition of additional medical office buildings during the three months ended March 31, 2005 and the year ended December 31, 2004.

The increase in general, administrative and professional fees is primarily attributable to growth in our portfolio, expenses related to the discovery phase of the Sullivan & Cromwell litigation (See “Note 9—Litigation-Other Litigation” of the Notes to Condensed Consolidated Financial Statements) and costs associated with our initiative to develop and market our strategic diversification program, engage in comprehensive asset management, and attract and retain appropriate personnel to achieve our business objectives.

Depreciation expense increased primarily due to the properties acquired during the three months ended March 31, 2005 and the year ended December 31, 2004. (See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.)

The increase in interest expense was primarily attributable to (i) a $0.9 million increase related to debt assumed from acquisitions during the three months ended March 31, 2005 and the year ended December 31, 2004, (ii) a $2.1 million increase from increased principal balances on existing debt as a result of acquisitions during the same periods, partially offset by a $1.1 million decrease from lower effective interest rates due to debt refinancing in 2004.

Funds from Operations

Our funds from operations (“FFO”) for the three months ended March 31, 2005 and 2004 are summarized in the following table:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$27,573	$23,275

Adjustments:
Depreciation on real estate assets	13,175	10,722

Other items:
Discontinued operations
Real estate depreciation – discontinued	—	51

Funds from operations	$40,748	$34,048

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

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2005, our principal sources of liquidity were cash flows from operations and borrowings under our revolving credit facility. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or equity offerings.

We intend to continue to fund future investments, including the Provident acquisition, through cash flows from operations, borrowings under our revolving credit facility, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of March 31, 2005, we had cash and cash equivalents of $1.8 million, escrow deposits and restricted cash of $17.8 million and unused revolving credit availability of $228.0 million under our revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operating activities were $58.1 million and $39.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase primarily resulted from FFO that was higher for the three months ended March 31, 2005 and favorable changes in operating assets and liabilities at March 31, 2005.

Cash Flows from Investing Activities

Cash flows used in investing activities were $57.0 million and $176.5 million for the three months ended March 31, 2005 and 2004, respectively. These activities consisted primarily of our investments during the three months ended March 31, 2005 and 2004.

Cash Flows from Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2005 totaled $2.7 million and consisted primarily of $27.5 million of cash dividend payments to stockholders, partially offset by net borrowings of $23.3 million under our revolving credit facility. Net cash provided by financing activities for the three months ended March 31, 2004 totaled $56.4 million and included net borrowings of $39.9 million under our revolving credit facility and proceeds from the issuance of common stock of $51.7 million, partially offset by $48.8 million of cash dividend payments (consisting of the fourth quarter 2003 dividend and the first quarter 2004 dividend).

During the three months ended March 31, 2005 and 2004, we received $0.7 million and $14.5 million in proceeds from the exercise of approximately 0.1 million and 1.0 million stock options, respectively. During the three months ended March 31, 2005 and 2004, approximately 92,000 and 23,000 shares of common stock have been purchased under our Distribution Reinvestment and Stock Purchase Plan for approximately $2.3 million and $0.6 million, respectively. Beginning in March 2005, we began offering a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. During 2004, we offered a 2% discount. Each month or quarter, as applicable, we may increase, reduce or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

Except for our medical office buildings, capital expenditures to maintain and improve the leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which it may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be adversely affected. Our ability to borrow funds may be restricted in certain circumstances by the terms of our revolving credit facility agreement and our indentures which govern our senior notes.

Reset Right

We have a one-time right under each Kindred Master Lease (the “Reset Right”), exercisable by notice (the “Reset Notice”) given by us on or after January 20, 2006 and on or before July 19, 2007, to increase the base annual rent to a then fair market rental rate, commencing as early as July 19, 2006, for a total fee of $4.6 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. We currently intend to give the Reset Notice on January 20, 2006 in the absence of an earlier consensual agreement between us and Kindred regarding the Reset Right. The Reset Right generally applies on a lease-by-lease basis, except that the Reset Rights under Master Lease No. 1, Master Lease No. 1A and the Kindred CMBS Master Lease can only be exercised together. If the Reset Right is exercised for any Kindred Master Lease, the annual escalations currently applicable to that particular Kindred Master Lease may be altered, depending on market conditions at the time.

We estimate that, based on information currently available to us, reports of third party experts and current market conditions, if we were currently entitled to, and did, exercise the Reset Right, the base rent under the Kindred Master Leases would increase by at least $35 million per year. The Reset Right is highly speculative and its value is dependent on and may be influenced by a variety of factors and market conditions including, without limitation, Medicare and Medicaid rules and regulations, market EBITDARM to rent coverage ratios and the terms of the Kindred Master Leases. Changes in one or any combination of these or other factors could have a material impact on the value of the Reset Right. In addition, if we and Kindred do not consensually agree on the Reset Right, the value of the Reset Right determined by the independent appraiser selected under the Kindred Master Leases could differ materially from our estimate. The determination of the value of the Reset Right by the independent appraiser selected under the Kindred Master Leases is final. However, in no event will the base rent under the Kindred Master Leases decrease below the then current base rent payable under the Kindred Master Leases as a result of the Reset Right. There can be no assurances as to the value of the Reset Right or that the value of the Reset Right will not be less than our estimate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of our exposure to various market risks contains “forward-looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from loans receivable. Our obligations under our revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, on September 28, 2001, we entered into an interest rate swap agreement in the notional amount of $450 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. On December 11, 2003, due to our lower expected future variable debt balances, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450 million to $330 million. There are no collateral requirements under the Swap. The notional amount of the Swap is scheduled to decline from $330.0 million as follows:

Notional Amounts	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

To highlight the sensitivity of the Swap and fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2005 and December 31, 2004 (in thousands):

	As of March 31, 2005		As of December 31, 2004
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
Notional amount	$330,000	N/A	$330,000	N/A
Book value	N/A	$(594,162)	N/A	$(582,251)
Fair value (a)	(9,717)	(633,326)	(16,550)	(635,990)
Fair value reflecting change in interest rates: (a)
-100 BPS	(17,704)	(669,291)	(25,489)	(672,024)
+100 BPS	(1,984)	(600,199)	(7,917)	(602,641)

(a)	The change in fair value of the Swap was due to a general increase in interest rates. The change in fair value of fixed rate debt was due to the assumption of approximately $12.3 million of fixed rate debt as a result of our acquisitions closed during the three months ended March 31, 2005, partially offset by a general increase in interest rates.

N/A Not applicable.

We had approximately $283.5 million of variable rate debt outstanding as of March 31, 2005 and approximately $260.9 million of variable rate debt outstanding as of December 31, 2004. The increase in our outstanding variable rate debt from December 31, 2004 is primarily attributable to the funding of acquisitions. The Swap effectively hedges $330.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $330.0 million is subject to interest rate changes. As of March 31, 2005, there was no cash flow impact from the fluctuation of interest rates on variable rate debt since we hedged 100% of our variable rate debt. The carrying value of our variable rate debt approximates fair value. The fair value of our fixed rate debt is based on open market trading activity provided by a third party for our Senior Notes and based on rates offered for similar arrangements for our mortgage indebtedness.

Our management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies. Our market risk sensitive instruments are not entered into for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the first quarter of 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 9–Litigation” of the Notes to our Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there has been no material change in the status of the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description of Document	Location of Document

2.1	Agreement and Plan of Merger dated as of April 12, 2005 by and among Ventas, Inc., VTRP Merger Sub, LLC and Provident Senior Living Trust.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 13, 2005.

10.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, Inc., ETOP and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2005.

10.2	Schedule of Agreements Substantially Identical in All Material Respects to the Agreement incorporated by reference as Exhibit 10.2 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 13, 2005.

10.3	Form of Restricted Stock Unit Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2005.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005

VENTAS, INC.

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman, President and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Senior Vice President and
Chief Financial Officer

Exhibits

Exhibit Number	Description of Document	Location of Document

2.1	Agreement and Plan of Merger dated as of April 12, 2005 by and among Ventas, Inc., VTRP Merger Sub, LLC and Provident Senior Living Trust.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 13, 2005.

10.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, Inc., ETOP and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2005.

10.2	Schedule of Agreements Substantially Identical in All Material Respects to the Agreement incorporated by reference as Exhibit 10.2 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 13, 2005.

10.3	Form of Restricted Stock Unit Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2005.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.