Form 10-Q
period 2005-06-30
VENTAS INC
filed 2005-07-28
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 27, 2005:
Common Stock, $0.25 par value	102,966,809 shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$277,668	$147,327
Building and improvements	2,582,567	1,364,884

	2,860,235	1,512,211
Accumulated depreciation	(485,476)	(454,110)

Net real estate property	2,374,759	1,058,101
Loans receivable, net	57,540	13,031

Net real estate investments	2,432,299	1,071,132

Cash and cash equivalents	802	3,365
Escrow deposits and restricted cash	51,951	25,710
Deferred financing costs, net	18,314	13,550
Subscriptions receivable	97,020	—
Other	25,069	13,178

Total assets	$2,625,455	$1,126,935

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$1,832,684	$843,178
Deferred revenue	11,713	12,887
Interest rate swap agreement	11,155	16,550
Accrued dividend	—	27,498
Accrued interest	13,639	8,743
Accounts payable and other accrued liabilities	70,710	27,461
Deferred income taxes	30,394	30,394

Total liabilities	1,970,295	966,711

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 99,960 and 85,131 shares issued at June 30, 2005 and December 31, 2004, respectively	25,888	21,283
Capital in excess of par value	696,811	208,903
Unearned compensation on restricted stock	(1,301)	(633)
Accumulated other comprehensive loss	(5,343)	(9,114)
Retained earnings (deficit)	(51,746)	(45,297)

	664,309	175,142

Treasury stock, 326 and 532 shares at June 30, 2005 and December 31, 2004, respectively	(9,149)	(14,918)

Total stockholders’ equity	655,160	160,224

Total liabilities and stockholders’ equity	$2,625,455	$1,126,935

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$72,542	$58,368	$135,281	$111,274
Interest income from loans receivable	1,492	755	2,144	1,511
Interest and other income	1,120	302	1,732	583

Total revenues	75,154	59,425	139,157	113,368

Expenses:
Property-level operating expenses	641	290	1,193	497
General, administrative and professional fees	5,553	4,302	10,573	8,526
Restricted stock amortization	506	393	926	778
Depreciation	18,285	12,085	31,551	22,892
Interest	22,926	16,891	40,098	32,120

Total expenses	47,911	33,961	84,341	64,813

Income before net loss on real estate disposals and discontinued operations	27,243	25,464	54,816	48,555
Net loss on real estate disposals	(175)	—	(175)	—

Income before discontinued operations	27,068	25,464	54,641	48,555
Discontinued operations	—	190	—	374

Net income	$27,068	$25,654	$54,641	$48,929

Earnings per common share:
Basic:
Income before discontinued operations	$0.31	$0.30	$0.63	$0.59
Net income	$0.31	$0.31	$0.63	$0.59

Diluted:
Income before discontinued operations	$0.30	$0.30	$0.63	$0.58
Net income	$0.30	$0.30	$0.63	$0.58

Shares used in computing earnings per common share:
Basic	88,574	83,820	86,626	82,762
Diluted	89,350	84,565	87,386	83,662

Dividend declared per common share	$0.36	$0.325	$0.72	$0.65

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$27,068	$25,654	$54,641	$48,929

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	(3,421)	10,212	1,077	2,471
Reclassification adjustment for realized loss on interest rate swap included in net income during the period	1,405	3,000	2,694	5,694

	(2,016)	13,212	3,771	8,165

Net comprehensive income	$25,052	$38,866	$58,412	$57,094

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$54,641	$48,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	31,551	22,994
Amortization of deferred financing costs	1,835	2,042
Amortization of restricted stock	926	550
Straight-lining of rental income	(2,834)	(1,150)
Amortization of deferred revenue	(1,320)	(1,255)
Other	(1,448)	(1,360)
Changes in operating assets and liabilities:
Decrease (increase) in escrow deposit and restricted cash	6,211	(1,753)
Increase in other assets	(9,263)	(1,428)
Increase in accrued interest	4,457	897
Increase in accounts payable and accrued and other liabilities	15,426	2,059

Net cash provided by operating activities	100,182	70,525
Cash flows from investing activities:
Net investment in real estate property	(481,780)	(246,385)
Investment in loans receivable	(47,333)	—
Proceeds from loans receivable	1,759	107
Other	2,510	515

Net cash used in investing activities	(524,844)	(245,763)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	117,400	114,000
Proceeds from debt	400,000	—
Repayment of debt	(6,844)	(5,895)
Issuance of common stock	4,694	54,533
Proceeds from stock option exercises	2,036	15,506
Cash distribution to stockholders	(88,588)	(76,130)
Other	(6,599)	—

Net cash provided by financing activities	422,099	102,014

Net decrease in cash and cash equivalents	(2,563)	(73,224)
Cash and cash equivalents at beginning of period	3,365	82,104

Cash and cash equivalents at end of period	$802	$8,880

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$866,244	$99,728
Escrow deposits and restricted cash	32,452	9,030
Other assets acquired	1,506	204
Debt	478,950	103,008
Other liabilities	28,426	5,954
Issuance of common stock	392,826	—

See notes to condensed consolidated financial statements.

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare and seniors housing facilities. As of June 30, 2005, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals, and 128 seniors housing and other facilities in 41 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) leased 225 of our facilities as of June 30, 2005. We also have real estate loan investments relating to 37 healthcare and seniors housing facilities as of June 30, 2005.

We conduct substantially all of our business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), a wholly owned operating partnership, PSLT OP, L.P., and ElderTrust Operating Partnership (“ETOP”), in which we own 95.5% of the partnership units.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. The Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited consolidated financial statements for the year ended December 31, 2004. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

We have one primary reportable segment, which consists of investment in real estate. Our primary business is financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing such facilities to third parties. Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our medical office buildings, we do not operate our facilities nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to the ownership of our investment in real estate.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R).

As required under Securities and Exchange Commission (the “Commission”) Release No. 33-8568, we expect to adopt the provisions of this accounting standard on January 1, 2006. We expect to apply the modified prospective method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. As permitted by SFAS No. 123(R), we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) is expected to result in an immaterial increase in expense during 2006 based on unvested options outstanding as of June 30, 2005 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS No. 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. See “Note 8—Stockholders’ Equity and Stock Options.”

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2005, approximately 35.6% and 37.3% of our properties, based on their original cost, were operated by Kindred and Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”), respectively, and approximately 57.2% and 29.1% of our properties, based on their original cost, were seniors housing facilities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals and other facilities. Our facilities are located in 41 states, with facilities in only one state accounting for more than 10% of total revenues during the six months ended June 30, 2005 and 2004.

Approximately 70.7% and 83.9% of our total revenues for the six months ended June 30, 2005 and 2004, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998, subject to certain exceptions, and are subject to three five-year renewal terms.

On June 7, 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 4—Acquisitions”), which leased all of its properties to affiliates of Brookdale and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”). As a result of this acquisition, Brookdale is expected to be a significant source of our total revenues. Approximately 12.4% of our total revenues for the three months ended June 30, 2005 was derived from our lease agreements with Brookdale, which includes the three months ended June 30, 2005 for our prior lease agreements with Brookdale and the lease agreements acquired from Provident for the twenty-four day period following the acquisition.

Because we lease a substantial portion of our properties to Kindred and Brookdale (collectively, the “Significant Tenants”) and the Significant Tenants are the primary source of our total revenues, the Significant Tenants’ financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that the Significant Tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations under their respective leases and other agreements. The inability or unwillingness of the Significant Tenants to satisfy their obligations under the leases and other agreements would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required to maintain our status as a REIT.

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to us by Kindred. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov. Brookdale is neither subject to the reporting requirements of the Commission nor required to file with the Commission reports containing any financial or other information. The information related to Brookdale contained in this Quarterly Report on Form 10-Q has been provided to us by Brookdale. We have not verified the information related to the Significant Tenants either through an independent investigation or otherwise. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s publicly available filings from the Commission.

NOTE 4—ACQUISITIONS

During the six months ended June 30, 2005, we completed the acquisitions described below. The primary reason for these acquisitions was to invest in healthcare and seniors housing properties with an expected yield on investment, as well as to diversify our properties and revenue base and reduce our dependence on Kindred for rental revenue.

Provident

On June 7, 2005, we completed the acquisition of Provident (the “Provident Acquisition”) in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned senior living properties located in the United States. Pursuant to the Provident Acquisition, we acquired 68 independent or assisted living facilities in 19 states comprised of approximately 6,819 residential living units, all of which are leased to affiliates of Brookdale and Alterra pursuant to triple-net leases with renewal options. As of June 30, 2005, the aggregate 2005 contractual cash rent expected from the Provident properties was approximately $83.2 million.

We funded the cash portion of the purchase price for the Provident Acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale of $350 million aggregate principal amount of senior notes, comprised of $175 million aggregate principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes) and $175 million aggregate principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”), issued by Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”), and borrowings under our revolving credit facility. Additionally, we issued approximately 15.0 million shares of our common stock and share equivalents to Provident equity holders as part of the purchase price for the Provident Acquisition. We also assumed approximately $459.4 million of property-level mortgage debt.

Other Acquisitions

We acquired 11 seniors housing facilities and one hospital for an aggregate purchase price of $104.4 million in five separate transactions. The facilities are leased under triple-net leases, each having initial terms ranging from 10 to 15 years and initially providing aggregate, annual cash base rent of approximately $9.6 million, subject to escalation as provided in the leases. We also acquired a parcel of land that is adjacent to one of our healthcare facilities for $0.7 million.

We acquired three medical office buildings for an aggregate purchase price of $13.0 million in two separate transactions. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged managers to manage the operations at the medical office buildings.

Estimated Fair Value

The 2005 transactions were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). Such estimates are subject to refinement as additional valuation information is received.

	Provident	Other	Total
Land	$116,250	$14,091	$130,341
Buildings and improvements	1,113,641	104,033	1,217,674
Escrow deposits and restricted cash	31,996	456	32,452
Other assets	1,506	—	1,506

Total assets acquired	1,263,393	118,580	1,381,973

Notes payable and other debt	459,437	19,513	478,950
Other liabilities	28,362	64	28,426

Total liabilities assumed	487,799	19,577	507,376

Net assets acquired	775,594	99,003	874,597

Total equity issued	392,826	—	392,826

Total cash used	$382,768	$99,003	$481,771

The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years.

Pro Forma

The following table illustrates the effect on our operations as if we had consummated the Provident Acquisition, our 2004 and 2005 transactions, and our 2004 equity offering as of the beginning of each of the three-and six-month periods ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Revenues	$94,311	$90,761	$186,129	$180,796
Expenses	67,221	65,850	132,636	130,737
Net income from continuing operations	26,915	24,911	53,318	50,059
Net income	26,915	25,101	53,318	50,433

Earnings per common share:
Basic:
Net income from continuing operations	$0.27	$0.30	$0.53	$0.60
Net income	$0.27	$0.30	$0.53	$0.60
Diluted:
Net income from continuing operations	$0.27	$0.29	$0.53	$0.59
Net income	$0.27	$0.30	$0.53	$0.60

Shares used in computing earnings per common share:
Basic	99,782	83,820	99,719	83,595
Diluted	100,558	84,565	100,479	84,495

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

During the six months ended June 30, 2005, we did not dispose of any operating assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations. Set forth below is a summary of the results of operations of the facilities that were sold and held for sale during the year ended December 31, 2004 (in thousands):

	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
Rental income	$342	$676

Interest	101	200
Depreciation	51	102

	152	302

Discontinued operations	$190	$374

NOTE 6—LOANS RECEIVABLE, NET

During the six months ended June 30, 2005, we extended three first mortgage loans in the aggregate principal amount of $25.9 million. The loans accrue interest at a rate of 9.0% per annum and provide for monthly amortization of principal with balloon payment maturity dates ranging from February 2010 to April 2010. We also invested in a portfolio of eight distressed mortgage loans for an aggregate purchase price of $21.4 million. The mortgage loans are secured by eight seniors housing facilities. A third party and its two principals issued for our benefit a support agreement relating to these mortgage loans. Under the support agreement, the third party and its two principals agreed, among other things, to pay a 9.0% annual rate of return on the outstanding balance of our investment in the mortgage loans and, if not sooner paid, to repay to us the outstanding principal balance of our investment in the mortgage loans on March 31, 2010. The third party and its two principals have certain rights and obligations to buy the mortgage loans and their obligations under the support agreement are guaranteed by their affiliated senior living operator.

In November 2002, we made a $17.0 million mezzanine loan to Trans Healthcare, Inc. (“THI”). As of June 30, 2005, the balance of the mezzanine loan receivable was approximately $11.5 million. The THI mezzanine loan bears interest, inclusive of upfront fees, at 18% per annum and is secured by equity pledges in entities that own and operate 17 healthcare facilities, plus liens on four other healthcare properties, and interests in three additional properties and a physical therapy business. Contemporaneously with the making of the THI mezzanine loan, we purchased five healthcare facilities and leased them back to THI under a triple-net master lease providing for initial annual base rent of $5.9 million. THI remains current on all lease payments under its lease and all principal and interest payments under the mezzanine loan. We have entered into a series of forbearance agreements with THI regarding terms in the THI mezzanine loan documents and the THI master lease. The latest forbearance agreement with THI expires September 23, 2005. There can be no assurances that we will enter into an additional forbearance agreements with THI or that THI will continue to make all lease, principal and interest payments to us when and as required under the THI mezzanine loan and the THI master lease.

NOTE 7—BORROWING ARRANGEMENTS

The following is a summary of our long-term debt and certain interest rate and maturity information as of June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(in thousands)
Revolving credit facility	$156,400	$39,000
8.75% Senior Notes due 2009	174,217	174,217
6.75% Senior Notes due 2010	175,000	—
9.00% Senior Notes due 2012	191,821	191,821
6.625% Senior Notes due 2014	175,000	125,000
7.125% Senior Notes due 2015	175,000	—
CMBS Loan	211,104	212,612
Other mortgage loans	574,142	100,528

	$1,832,684	$843,178

Scheduled Maturities of Borrowing Arrangements

As of June 30, 2005, our indebtedness had the following maturities (in thousands):

2005	$6,255
2006	224,163
2007	195,108
2008	35,601
2009	313,753
Thereafter	1,057,804

$1,832,684

Senior Notes

On June 7, 2005, we completed the offering of $175 million aggregate principal amount of the 2010 Senior Notes and $175 million aggregate principal amount of the 2015 Senior Notes of the Issuers. The 2010 Senior Notes and the 2015 Senior Notes were issued under separate indentures, and mature on June 7, 2010 and June 7, 2015, respectively.

The senior notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and by certain of our current and future subsidiaries as described in the indentures (collectively, the “Guarantors”). The notes are part of our general unsecured obligations, rank equal in right of payment with all of our existing and future senior obligations and rank senior to all of our existing and future subordinated indebtedness. However, the notes are effectively subordinated to all borrowings under our revolving credit facility with respect to the assets securing obligations under the facility. In addition, the notes are structurally subordinated to our commercial mortgage-backed securitization loan (the “CMBS Loan”).

The Issuers may redeem some or all of the 2015 Senior Notes and some or all of the 2010 Senior Notes at any time prior to June 1, 2010 and maturity, respectively, in each case, at a redemption price equal to 100% of their aggregate principal amount, plus a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Issuers may also redeem some or all of the 2015 Senior Notes beginning on June 1, 2010, at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to June 1, 2008, the Issuers may redeem up to 35% of the aggregate principal amount of either or both series of notes with the net cash proceeds from certain equity offerings at the redemption prices set forth in the indentures, plus accrued and unpaid interest, if any, to the date of redemption.

The indentures governing the senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries (collectively, the “Restricted Group”) to, among other things: (i) incur debt; (ii) incur secured debt; (iii) make certain dividends, distributions and investments; (iv) enter into certain transactions, including transactions with affiliates; (v) restrict dividends or other payments from subsidiaries; (vi) merge, consolidate or transfer all or substantially all of its assets; and (vii) sell assets. The Restricted Group is also required to maintain total unencumbered assets of at least 150% of its unsecured debt.

On June 14, 2005, we completed the offering of $50 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which were in addition to the $125 million aggregate principal amount of 2014 Senior Notes originally issued in October 2004. The $50 million principal amount of the 2014 Senior Notes was issued at a one percent discount to par value. The $50 million aggregate principal amount and the $125 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture.

NOTE 8—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

Stock Options

As of June 30, 2005, we had five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors may receive common stock in lieu of director fees. We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as required under Commission Release No. 33-8568, we expect to adopt the provisions of SFAS No. 123(R) on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. See “Note 2—Basis of Presentation—Recently Issued Accounting Standards.” The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$27,068	$25,654	$54,641	$48,929
Add: Stock-based employee compensation expense included in reported net income	506	393	926	778
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(627)	(523)	(1,204)	(1,023)

Pro forma net income	$26,947	$25,524	$54,363	$48,684

Earnings per share:
Basic—as reported	$0.31	$0.31	$0.63	$0.59
Basic—pro forma	$0.30	$0.30	$0.63	$0.59
Diluted—as reported	$0.30	$0.30	$0.63	$0.58
Diluted—pro forma	$0.30	$0.30	$0.62	$0.58

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.50%	4.47%	4.50%	4.47%
Dividend yield	6.61%	6.50%	6.61%	6.50%
Volatility factors of the expected market price for our common stock	20.29%	29.50%	20.29%	29.50%
Weighted average expected life of options	10 years	8 years	10 years	8 years

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

Dividends

We declared our second quarterly dividend for 2005 of $0.36 per share on May 24, 2005, which was paid in cash on June 29, 2005 to stockholders of record on June 6, 2005. In order to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). Although we currently intend to distribute 100% or more of our taxable income for 2005 in quarterly installments, there can be no assurance that we will do so or as to when the remaining distributions will be made.

Equity Offering

On June 29, 2005, we agreed to sell 3.2 million shares of our common stock in an underwritten public offering under our universal shelf registration statement. At June 30, 2005, we recorded this transaction as subscriptions receivable on our consolidated balance sheet. We received $97.0 million in net proceeds from the sale on July 6, 2005, which we used to repay indebtedness under our revolving credit agreement. Following completion of the offering approximately $500.0 million of securities remains available for offering under the universal shelf registration statement.

NOTE 9—LITIGATION

Legal Proceedings Presently Defended and Indemnified by Kindred Under the Spin Agreements

The following litigation and other matters arose from our operations prior to the time of our spin off of Kindred on May 1, 1998 (the “1998 Spin Off”) or relate to assets or liabilities transferred to Kindred in connection with the 1998 Spin Off. Under the agreements we entered into with Kindred at the time of the 1998 Spin Off (the “Spin Agreements”), Kindred agreed to assume the defense, on our behalf, of any claims that (i) were pending at the time of the 1998 Spin Off and which arose out of the ownership or operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, or (ii) were asserted after the 1998 Spin Off and which arose out of the ownership and operation of the healthcare operations or any of the assets or liabilities transferred to Kindred in connection with the 1998 Spin Off, and to indemnify us for any fees, costs, expenses and liabilities arising out of such operations (the “Indemnification”). Kindred is presently defending us in the matters described below, among others. Under Kindred’s plan of reorganization, Kindred assumed and agreed to abide by the Indemnification and to defend us in these and other matters as required under the Spin Agreements. However, there can be no assurance that Kindred will continue to defend us in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its other obligations incurred in connection with the 1998 Spin Off. In addition, the following descriptions are based primarily on information included in Kindred’s public filings and information provided to us by Kindred. There can be no assurance that Kindred has included in its public filings and provided us complete and accurate information in all instances.

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. On October 4, 2002, Kindred filed with the Court a motion to dismiss this action as to all defendants, including us, for lack of prosecution by the plaintiffs. On October 14, 2002, the Court granted Kindred’s motion to dismiss with prejudice. On October 17, 2002, the plaintiffs filed with the Court a motion to vacate that order of dismissal in order to allow further briefing. In response to the plaintiffs’ October 17, 2002 motion to vacate the order of dismissal, on August 13, 2003, the Court issued an order declining to dismiss the suit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On March 18, 2004, the presiding judge recused himself and this action was reassigned. In July 2004, the Court ruled that it would consider the motion to dismiss this action based upon plaintiffs’ failure to make demand for remedy upon the appropriate Board of Directors. The briefing is now complete on this motion to dismiss but the Court has not yet ruled. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. There were no material developments in this action during the six-month period ended June 30, 2005. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of June 30, 2005.

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

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. There were no material developments in this action during the six month period ended June 30, 2005. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of June 30, 2005.

We are the plaintiff in an action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232 filed by us on June 27, 2002 in the Superior Court of the District of Columbia. The complaint asserts claims of legal malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of us in the 1998 Spin Off. The Court set a January 23, 2006 trial date for this action. The parties in this action are currently conducting discovery. There were no material developments in this action during the six-month period ended June 30, 2005. Although we intend to pursue our claims in this action vigorously, there can be no assurances that we will prevail on any of the claims in this action, or, if we do prevail on one or more of the claims, the amount of the recovery that may be awarded to us for such claims.

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

NOTE 10—COMMITMENTS AND CONTINGENCIES

In connection with the 1998 Spin Off, Kindred agreed, among other things, to assume all liabilities and to indemnify, defend and hold us harmless from and against certain losses, claims and litigation arising out of the ownership or operation of the healthcare operations or any of the assets transferred to Kindred in the spin off. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill these obligations. Similarly, in connection with Provident’s acquisition of certain Brookdale-related and Alterra-related entities in 2004, Brookdale and Alterra agreed to indemnify and hold Provident (and, as a result of the Provident Acquisition, us) harmless from and against, among other things, certain liabilities arising out of the ownership or operation of such entities prior to the acquisition by Provident. There can be no assurance that Kindred, Brookdale or Alterra will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred, Brookdale or Alterra does not satisfy or otherwise honor their respective obligations to indemnify, defend and hold us harmless under their respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and our ability to make distributions to our stockholders as required to maintain our status as a REIT.

NOTE 11—EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$27,068	$25,464	$54,641	$48,555
Discontinued operations	—	190	—	374

Net income	$27,068	$25,654	$54,641	$48,929

Denominator:
Denominator for basic earnings per share—weighted average shares	88,574	83,820	86,626	82,762
Effect of dilutive securities:
Stock options	766	715	749	866
Time vesting restricted stock awards	10	30	11	34

Dilutive potential common stock	776	745	760	900

Denominator for diluted earnings per share—adjusted weighted average shares	89,350	84,565	87,386	83,662

Basic earnings per share:
Income before discontinued operations	$0.31	$0.30	$0.63	$0.59
Discontinued operations	—	0.01	—	—

Net income	$0.31	$0.31	$0.63	$0.59

Diluted earnings per share:
Income before discontinued operations	$0.30	$0.30	$0.63	$0.58
Discontinued operations	—	—	—	—

Net income	$0.30	$0.30	$0.63	$0.58

NOTE 12—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes issued by the Issuers. ETOP, which is a 95.5% owned indirect subsidiary, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the senior notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the agreements governing the CMBS Loan, and instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. Additionally, as of December 31, 2004, approximately $113.5 million of the net assets of Ventas Realty were mortgaged to secure our revolving credit facility. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$12,462	$57,269	$875,433	$892,867	$594,268	$—	$2,432,299
Cash and cash equivalents	1	—	—	62	739	—	802
Escrow deposits and restricted cash	239	138	28,473	3,499	19,602	—	51,951
Deferred financing costs, net	—	—	—	16,368	1,946	—	18,314
Subscriptions receivable	—	—	—	97,020	—	—	97,020
Equity in affiliates	294,306	80,538	113,386	710,386	15	(1,198,631)	—
Other	1,751	408	5,966	13,363	3,581	—	25,069

Total assets	$308,759	$138,353	$1,023,258	$1,733,565	$620,151	$(1,198,631)	$2,625,455

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$430	$302,617	$1,047,438	$482,199	$—	$1,832,684
Intercompany	—	3,621	125,000	(133,100)	4,479	—	—
Deferred revenue	57	—	—	9,542	2,114	—	11,713
Interest rate swap agreement	—	—	—	11,155	—	—	11,155
Accrued dividend	—	—	—	—	—	—	—
Accrued interest	—	3	1,408	10,011	2,217	—	13,639
Accounts payable and other accrued liabilities	1,955	102	25,111	34,051	9,098	393	70,710
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	32,406	4,156	454,136	979,097	500,107	393	1,970,295
Total stockholders’ equity	276,353	134,197	569,122	754,468	120,044	(1,199,024)	655,160

Total liabilities and stockholders’ equity	$308,759	$138,353	$1,023,258	$1,733,565	$620,151	$(1,198,631)	$2,625,455

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$12,806	$58,339	$—	$772,883	$227,104	$—	$1,071,132
Cash and cash equivalents	48	37	3	1,846	1,431	—	3,365
Escrow deposits and restricted cash	237	138	—	12,812	12,523	—	25,710
Deferred financing costs, net	—	—	—	10,938	2,612	—	13,550
Subscriptions receivable	—	—	—	—	—	—	—
Equity in affiliates	391,817	80,447	114,867	—	15	(587,146)	—
Other	1,716	298	—	10,055	1,109	—	13,178

Total assets	$406,624	$139,259	$114,870	$808,534	$244,794	$(587,146)	$1,126,935

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$436	$—	$530,037	$312,705	$—	$843,178
Intercompany	—	3,622	—	(7,802)	4,180	—	—
Deferred revenue	71	—	—	10,489	2,327	—	12,887
Interest rate swap agreement	—	—	—	16,550	—	—	16,550
Accrued dividend	27,498	—	—	—	—	—	27,498
Accrued interest	—	3	—	7,435	1,305	—	8,743
Accounts payable and other accrued liabilities	2,030	175	—	19,895	4,968	393	27,461
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	59,993	4,236	—	576,604	325,485	393	966,711
Total stockholders’ equity	346,631	135,023	114,870	231,930	(80,691)	(587,539)	160,224

Total liabilities and stockholders’ equity	$406,624	$139,259	$114,870	$808,534	$244,794	$(587,146)	$1,126,935

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$586	$1,418	$4,933	$50,298	$15,307	$—	$72,542
Interest income from loans receivable	—	—	—	1,492	—	—	1,492
Equity earnings (loss) in affiliates	26,900	(179)	877	—	—	(27,598)	—
Interest and other income	18	1	—	1,051	50	—	1,120

Total revenues	27,504	1,240	5,810	52,841	15,357	(27,598)	75,154

Expenses:
Property-level operating expenses	—	—	—	106	535	—	641
General, administrative and professional fees	261	143	410	3,469	1,270	—	5,553
Restricted stock amortization	2	6	22	410	66	—	506
Depreciation	173	534	3,163	10,586	3,829	—	18,285
Interest	—	9	1,235	16,166	5,516	—	22,926
Intercompany interest	—	(3)	—	(150)	153	—	—

Total expenses	436	689	4,830	30,587	11,369	—	47,911

Income before net loss on real estate disposals and discontinued operations	27,068	551	980	22,254	3,988	(27,598)	27,243
Net loss on real estate disposal	—	—	—	(175)	—	—	(175)

Income before discontinued operations	27,068	551	980	22,079	3,988	(27,598)	27,068
Discontinued operations	—	—	—	—	—	—	—

Net income	$27,068	$551	$980	$22,079	$3,988	$(27,598)	$27,068

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiaries Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$567	$1,758	$—	$44,125	$11,918	$—	$58,368
Interest income from loans receivable	—	—	—	755	—	—	755
Equity earnings in affiliates	25,339	729	924	—	—	(26,992)	—
Interest and other income	36	18	—	233	15	—	302

Total revenues	25,942	2,505	924	45,113	11,933	(26,992)	59,425

Expenses:
Property-level operating expenses	—	—	—	—	290	—	290
General, administrative and professional fees	111	155	10	3,115	911	—	4,302
Restricted stock amortization	2	9	—	327	55	—	393
Depreciation	173	522	—	9,131	2,259	—	12,085
Interest	—	320	—	13,125	3,446	—	16,891
Intercompany interest	—	(77)	—	(107)	184	—	—

Total expenses	286	929	10	25,591	7,145	—	33,961

Income before net loss on real estate disposals and discontinued operations	25,656	1,576	914	19,522	4,788	(26,992)	25,464
Net loss on real estate disposals	—	—	—	—	—	—	—

Income before discontinued operations	25,656	1,576	914	19,522	4,788	(26,992)	25,464
Discontinued operations	—	—	—	190	—	—	190

Net income	$25,656	$1,576	$914	$19,712	$4,788	$(26,992)	$25,654

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,160	$2,837	$4,933	$98,409	$27,942	$—	$135,281
Interest income from loans receivable	—	—	—	2,144	—	—	2,144
Equity earnings (loss) in affiliates	54,218	(335)	1,662	—	—	(55,545)	—
Interest and other income	36	1	—	1,603	92	—	1,732

Total revenues	55,414	2,503	6,595	102,156	28,034	(55,545)	139,157

Expenses:
Property-level operating expenses	—	—	—	215	978	—	1,193
General, administrative and professional fees	423	291	410	7,097	2,352	—	10,573
Restricted stock amortization	5	13	22	755	131	—	926
Depreciation	345	1,069	3,163	20,712	6,262	—	31,551
Interest	—	18	1,235	28,982	9,863	—	40,098
Intercompany interest	—	(1)	—	(298)	299	—	—

Total expenses	773	1,390	4,830	57,463	19,885	—	84,341

Income before net loss on real estate disposals and discontinued operations	54,641	1,113	1,765	44,693	8,149	(55,545)	54,816
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Income before discontinued operations	54,641	1,113	1,765	44,518	8,149	(55,545)	54,641
Discontinued operations	—	—	—	—	—	—	—

Net income	$54,641	$1,113	$1,765	$44,518	$8,149	$(55,545)	$54,641

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiaries Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,122	$2,696	$—	$85,115	$22,341	$—	$111,274
Interest income from loans receivable	—	—	—	1,511	—	—	1,511
Equity earnings in affiliates	48,273	1,172	1,637	—	—	(51,082)	—
Interest and other income	87	35	—	441	20	—	583

Total revenues	49,482	3,903	1,637	87,067	22,361	(51,082)	113,368

Expenses:
Property-level operating expenses	—	—	—	—	497	—	497
General, administrative and professional fees	201	312	10	6,348	1,655	—	8,526
Restricted stock amortization	6	14	—	652	106	—	778
Depreciation	347	805	—	17,635	4,105	—	22,892
Interest	—	263	—	25,256	6,601	—	32,120

Total expenses	554	1,394	10	49,891	12,964	—	64,813

Income before net loss on real estate disposals and discontinued operations	48,928	2,509	1,627	37,176	9,397	(51,082)	48,555
Net loss on real estate disposals	—	—	—	—	—	—	—

Income before discontinued operations	48,928	2,509	1,627	37,176	9,397	(51,082)	48,555
Discontinued operations	—	—	—	374	—	—	374

Net income	$48,928	$2,509	$1,627	$37,550	$9,397	$(51,082)	$48,929

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$683	$2,346	$(616)	$85,070	$12,699	$—	$100,182

Net cash used in investing activities	(12,823)	—	—	(512,021)	—	—	(524,844)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	117,400	—	—	117,400
Proceeds from debt	—	—	—	400,000	—	—	400,000
Repayment of debt	—	(6)	—	(4,562)	(2,276)	—	(6,844)
Issuance of intercompany note	—	—	125,000	(125,000)	—	—	—
Issuance of common stock	4,694	—	—	—	—	—	4,694
Proceeds from stock option exercises	2,036	—	—	—	—	—	2,036
Cash distribution to stockholders	5,363	(2,377)	(124,387)	43,801	(10,988)	—	(88,588)
Other	—	—	—	(6,599)	—	—	(6,599)

Net cash provided by financing activities	12,093	(2,383)	613	425,040	(13,264)	—	422,099

Net decrease in cash and cash equivalents	(47)	(37)	(3)	(1,911)	(565)	—	(2,563)
Cash and cash equivalents at beginning of period	48	37	3	1,973	1,304	—	3,365

Cash and cash equivalents at end of period	$1	$—	$—	$62	$739	$—	$802

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$1,221	$2,248	$(13)	$52,620	$14,449	$—	$70,525

Net cash (used in) provided by investing activities	(204,739)	27,152	14	(69,043)	853	—	(245,763)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	114,000	—	—	114,000
Proceeds from debt	—	—	—	—	—	—	—
Repayment of debt	—	(3,775)	—	(298)	(1,822)	—	(5,895)
Cash distributions from (to) affiliates	209,608	(32,200)	3	(164,923)	(12,488)	—	—
Issuance of common stock	54,533	7,500	—	(7,500)	—	—	54,533
Proceeds from stock option exercises	15,506	—	—	—	—	—	15,506
Cash distribution to stockholders	(76,130)	—	—	—	—	—	(76,130)
Other	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	203,517	(28,475)	3	(58,721)	(14,310)	—	102,014

Net (decrease) increase in cash and cash equivalents	(1)	925	4	(75,144)	992	—	(73,224)
Cash and cash equivalents at beginning of period	47	—	—	82,051	6	—	82,104

Cash and cash equivalents at end of period	$46	$925	$4	$6,907	$998	$—	$8,880

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

NOTE 13—ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, which is a 95.5% owned indirect subsidiary of Ventas, Inc., and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the senior notes of the Issuers. See “Note 12—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the guarantee of the senior notes are therefore not directly obligated with respect to the senior notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and, therefore, our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our and ETOP’s debt service obligations, including our respective guarantees of payment of principal and interest on the senior notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the ETOP Condensed Consolidating Financial Statements for the periods prior to our acquisition of ElderTrust, the general partner of ETOP, in February 2004 are presented as “Predecessor Company” financial statements and are not included as part of our Condensed Consolidating Financial Statements for those periods.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$57,269	$95,733	$—	$153,002
Cash and cash equivalents	—	459	—	459
Escrow deposits and restricted cash	138	7,647	—	7,785
Equity in affiliates	80,538	15	(80,553)	—
Other	408	585	—	993

Total assets	$138,353	$104,439	$(80,553)	$162,239

Liabilities and partners’ equity
Liabilities:
Senior notes payable and other debt	$430	$76,660	$—	$77,090
Intercompany	(4,479)	4,479	—	—
Note payable to affiliate	8,100	—	—	8,100
Accounts payable and other accrued liabilities	102	3,029	—	3,131
Accrued interest	3	688	—	691

Total liabilities	4,156	84,856	—	89,012
Total partners’ equity	134,197	19,583	(80,553)	73,227

Total liabilities and partners’ equity	$138,353	$104,439	$(80,553)	$162,239

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$58,339	$97,404	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Escrow deposits and restricted cash	138	6,567	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other	298	592	—	890

Total assets	$139,259	$105,751	$(80,462)	$164,548

Liabilities and partners’ equity
Liabilities:
Senior notes payable and other debt	$436	$77,297	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliate	7,802	—	—	7,802
Accounts payable and other accrued liabilities	175	3,148	—	3,323
Accrued interest	3	700	—	703

Total liabilities	4,236	85,325		89,561
Total partners’ equity	135,023	20,426	(80,462)	74,987

Total liabilities and partners’ equity	$139,259	$105,751	$(80,462)	$164,548

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,418	$2,862	$—	$4,280
Interest and other income	1	31	—	32
Equity loss in affiliates	(179)	—	179	—

Total revenues	1,240	2,893	179	4,312

Expenses:
Property-level operating expenses	—	366	—	366
General, administrative and professional fees	143	217	—	360
Restricted stock amortization	6	11	—	17
Depreciation	534	839	—	1,373
Interest	9	1,486	—	1,495
Intercompany interest	(3)	153	—	150

Total expenses	689	3,072	—	3,761

Net income (loss)	$551	$(179)	$179	$551

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,758	$2,500	$—	$4,258
Interest and other income	18	15	—	33
Equity earnings in affiliates	729	—	(729)	—

Total revenues	2,505	2,515	(729)	4,291

Expenses:
Property-level operating expenses	—	290	—	290
General, administrative and professional fees	155	175	—	330
Restricted stock amortization	9	10	—	19
Depreciation	522	682	—	1,204
Interest	427	1,290	—	1,717
Intercompany interest	(184)	184	—	—

Total expenses	929	2,631	—	3,560

Net income (loss)	$1,576	$(116)	$(729)	$731

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$2,837	$5,723	$—	$8,560
Interest and other income	1	61	—	62
Equity loss in affiliates	(335)	—	335	—

Total revenues	2,503	5,784	335	8,622

Expenses:
Property-level operating expenses	—	697	—	697
General, administrative and professional fees	291	452	—	743
Restricted stock amortization	13	24	—	37
Depreciation	1,069	1,676	—	2,745
Interest	18	2,971	—	2,989
Intercompany interest	(1)	299	—	298

Total expenses	1,390	6,119	—	7,509

Net income (loss)	$1,113	$(335)	$335	$1,113

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through June 30, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$2,696	$4,399	$—	$7,095
Interest and other income	35	19	—	54
Equity earnings in affiliates	1,172	—	(1,172)	—

Total revenues	3,903	4,418	(1,172)	7,149

Expenses:
Property-level operating expenses	—	497	—	497
General, administrative and professional fees	326	318	—	644
Depreciation	805	1,198	—	2,003
Interest	263	2,471	—	2,734

Total expenses	1,394	4,484	—	5,878

Net income (loss)	$2,509	$(66)	$(1,172)	$1,271

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Property-level operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Depreciation	192	295	—	487
Interest	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,346	$460	$—	$2,806

Net cash used in investing activities	—	(4)	—	(4)

Cash flows from financing activities:
Repayment of debt	(6)	(638)	—	(644)
Cash distribution to partner	(2,377)	(532)	—	(2,909)

Net cash used in financing activities	(2,383)	(1,170)	—	(3,553)

Net decrease in cash and cash equivalents	(37)	(714)	—	(751)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$459	$—	$459

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through June 30, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,248	$957	$—	$3,205

Net cash used in investing activities	—	(16)	—	(16)

Cash flows from financing activities:
Repayment of debt	(3,775)	(401)	—	(4,176)
Proceeds from issuance of note payable to affiliate	7,500	—	—	7,500
Cash distribution to partner	(32,200)	(721)	—	(32,921)

Net cash used in financing activities	(28,475)	(1,122)	—	(29,597)

Net decrease in cash and cash equivalents	(26,227)	(181)	—	(26,408)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$925	$687	$—	$1,612

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Unless otherwise indicated or the content otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if”, “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update such forward-looking statements.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation: (a) the ability and willingness of our operators, tenants, borrowers and other third parties to meet and/or perform the obligations under their various contractual arrangements with us; (b) the ability and willingness of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”) and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”) to meet and/or perform their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities under our respective contractual arrangements with Kindred, Brookdale and Alterra; (c) the ability of our operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities, including without limitation, their existing credit facilities; (d) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments; (e) the nature and extent of future competition; (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (g) increases in our cost of borrowing; (h) the ability of our operators to deliver high quality care and to attract patients; (i) the results of litigation affecting us; (j) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (k) our ability to pay down, refinance, restructure, and/or extend our indebtedness as it becomes due; (l) the movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement; (m) our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations; (n) final determination of our taxable net income for the year ended December 31, 2004 and for the year ending December 31, 2005; (o) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; (p) risks associated with our acquisition of Provident Senior Living Trust (“Provident”), including our ability to timely and fully realize expected revenues and cost savings from the merger; (q) the impact on the liquidity, financial condition and results of operations of our operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators to accurately estimate the magnitude of such liabilities; and (r) the value of our rental reset right with Kindred, which is dependent on a variety of factors and is highly speculative. Many of these factors are beyond our control and the control of our management.

Kindred Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred contained in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to us by Kindred. We have not verified this information either through an independent investigation or by reviewing Kindred’s public filings. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s publicly available filings from the Commission.

Brookdale Information

Brookdale is neither subject to the reporting requirements of the Commission nor required to file with the Commission reports containing any financial or other information. The information related to Brookdale contained as an exhibit in this Quarterly Report on Form 10-Q has been provided to us by Brookdale. We have not verified this information through an independent investigation or otherwise. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. We are providing this data for informational purposes only.

Background Information

We are a healthcare REIT with a geographically diverse portfolio of healthcare and seniors housing facilities. As of June 30, 2005, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 128 seniors housing and other facilities in 41 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred leased 225 of our facilities as of June 30, 2005. We also have real estate loan investments relating to 37 healthcare and seniors housing facilities as of June 30, 2005.

We conduct substantially all of our business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), a wholly owned limited partnership, PSLT OP, L.P., and ElderTrust Operating Partnership (“ETOP”), in which we own 95.5% of the partnership units. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing such facilities to third parties.

Our business strategy is comprised of two primary objectives: diversifying our portfolio of properties and increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, facility type and reimbursement source. We intend to invest in or acquire additional healthcare-related and/or seniors housing assets across a wide spectrum.

As of June 30, 2005, approximately 35.6% and 37.3% of our properties, based on their original cost, were operated by Kindred and Brookdale, respectively. Approximately 70.7% of our total revenues for the six months ended June 30, 2005 was derived from our master lease agreements with Kindred (the “Kindred Master Leases”).

Recent Developments Regarding Acquisitions

Provident

On June 7, 2005, we completed the acquisition of Provident (the “Provident Acquisition”) in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned senior living properties located in the United States. Pursuant to the Provident Acquisition, we acquired 68 independent or assisted living facilities in 19 states comprised of approximately 6,819 residential living units all of which are leased to affiliates of Brookdale and Alterra pursuant to triple-net leases with renewal options. As of June 30, 2005, the aggregate 2005 contractual cash rent expected from the Provident properties was approximately $83.2 million.

We funded the cash portion of the purchase price for the Provident Acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale of $350 million aggregate principal amount of senior notes, comprised of $175 million aggregate principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes”) and $175 million aggregate principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”), issued by Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”), and borrowings under our revolving credit facility. Additionally, we issued approximately 15.0 million shares of common stock and share equivalents to Provident equity holders as part of the purchase price for the Provident Acquisition. We also assumed approximately $459.4 million of property-level mortgage debt.

As a result of the Provident Acquisition Brookdale is expected to be a significant source of our total revenues. Approximately 12.4% of our total revenues for the three months ended June 30, 2005 was derived from our lease agreements with Brookdale, which includes the three months ended June 30, 2005 for our prior lease agreements with Brookdale and the lease agreements acquired from Provident for the twenty-four day period following the acquisition.

As a result of the Provident Acquisition, we assumed substantially all of Provident’s liabilities, including those that Provident may have succeeded to when it acquired the ownership interests in certain Brookdale-related and Alterra-related entities in 2004. See “Note 10—Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

In addition, we may be subject to built-in gains tax as a result of Provident’s acquisition of certain Brookdale entities. Since Provident acquired some of its facilities by purchasing the stock of the applicable Brookdale entity and that entity was a C corporation, the difference between the fair market value on the acquisition date and the federal tax basis is considered a built-in gain. If we dispose of any of those facilities and recognize gain on the disposition during the 10-year period following October 2004, then we will generally be subject to regular corporate income tax on the gain equal to the lower of (i) the recognized gain at the time of disposition or (ii) the built-in gain in that asset as of October 2004.

Other Acquisitions

During the six months ended June 30, 2005, we acquired 11 seniors housing facilities and one hospital for an aggregate purchase price of $104.4 million in five separate transactions. The facilities are leased under triple-net leases, each having initial terms ranging from 10 to 15 years and initially providing aggregate, annual cash base rent of approximately $9.6 million, subject to escalation as provided in the leases. We also acquired a parcel of land that is adjacent to one of our healthcare facilities for $0.7 million.

Additionally, during the six months ended June 30, 2005, we acquired three medical office buildings for an aggregate purchase price of $13.0 million in two separate transactions. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged managers to manage the operations at the medical office buildings.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On February 3, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued a proposed rule to update payment rates for the 2006 rate year (July 1, 2005 through June 30, 2006) under the prospective payment system for long-term acute care hospitals (“LTAC PPS”). The final rule updating 2006 payment rates under LTAC PPS was issued by CMS on April 29, 2005 and published on May 6, 2005. In the final rule, CMS, among other things, increased the inflationary rate from the 3.1% under the proposed rule to 3.4% and eliminated the budget neutrality adjustment. We are currently analyzing this final rule and at this time we cannot predict what impact the final rule will have on the liquidity or profitability of the operators of our long-term acute care hospitals.

On May 4, 2004, CMS published a proposed rule updating the categorization system for each defined patient category (called “Long Term Care—Diagnosis Related Groups” or “LTC-DRGs”) for the LTAC PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006). The proposed rule, among other things, would revise the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG and would revise the minimum average length of stay requirements for each LTC-DRG necessary to receive full payment under the system. Comments on the proposed rule were accepted until June 24, 2005 and a final rule is expected to be published in the third quarter of 2005, which may be different from the proposed rule. If this proposed rule becomes final, CMS estimates that the combined effective decrease in fiscal year 2006 Medicare revenues for long-term acute care hospitals would be 4.7%. We are currently analyzing this proposed rule and at this time we cannot predict what impact the proposed rule, or any modification thereof that may be included in the final rule, will have on the liquidity or profitability of the operators of our long-term acute care hospitals.

Medicare Reimbursement; Skilled Nursing Facilities

On May 19, 2005, CMS published a proposed rule under the prospective payment system for skilled nursing facilities (“SNF PPS”). Under the rule, CMS proposes, among other things, a refinement (the “RUGs refinement”) to the resource utilization groups (“RUGs”), which will add nine new payment categories which determine the daily payments for Medicare beneficiaries in skilled nursing facilities. CMS is also proposing increases in the case mix index for all of the RUGs categories. The increase in the index is equal to half of the value of the temporary “add-on” payment that ends with the refinement of the current system. The increase in payments along with the RUGs refinement, together with an annual inflation increase of 3%, will result in a small overall reduction in skilled nursing facility Medicare payments in fiscal year 2006. The RUGs refinement under the proposed rule, as may be modified in the final rule, will be implemented on January 1, 2006, and the market basket increase, as may be modified in the final rule, will be implemented on October 1, 2005. The comment period on the proposed rule expired July 12, 2005 and a final rule is expected to be published in the third quarter of 2005, which may be different from the proposed rule. We are currently analyzing this proposed rule and at this time we cannot predict what impact the proposed rule, or any modification thereof that may be included in the final rule, will have on the liquidity or profitability of the operators of our skilled nursing facilities.

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

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with the Commission’s Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

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

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Securities Exchange Act of 1934, as amended, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. Such Quarterly Report upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2005 and 2004

The table below shows our results of operations for the three months ended June 30, 2005 and 2004 and the absolute and percentage change in those results from period to period.

	For the Three Months Ended June 30,		Change

	2005	2004	$	%
	(dollars in thousands)
Revenues:
Rental income	$72,542	$58,368	$14,174	24.3%
Interest income from loans receivable	1,492	755	737	97.6
Interest and other income	1,120	302	818	270.9

Total revenues	75,154	59,425	15,729	26.5%

Expenses:
Property-level operating expenses	641	290	351	121.0
General, administrative and professional fees	5,553	4,302	1,251	29.1
Restricted stock amortization	506	393	113	28.8
Depreciation	18,285	12,085	6,200	51.3
Interest	22,926	16,891	6,035	35.7

Total expenses	47,911	33,961	13,950	41.1

Income before net loss on real estate disposals and discontinued operations	27,243	25,464	1,779	7.0

Net loss on real estate disposals	(175)	—	(175)	nm

Income before discontinued operations	27,068	25,464	1,604	6.3%

Discontinued operations	—	190	(190)	100.0

Net income	$27,068	$25,654	$1,414	5.5%

nm = not meaningful.

Revenues

The increase in our second quarter 2005 rental income reflects (i) a $7.0 million increase resulting from the Provident Acquisition, (ii) a $1.7 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2005, and (iii) the recognition of $5.5 million in additional rent relating to the properties acquired during the six months and year ended June 30, 2005 and December 31, 2004, respectively. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest income from loans receivable is primarily due to loans made or acquired by us during the six months ended June 30, 2005. See “Note 6—Loans Receivable, Net” of the Notes to Condensed Consolidated Financial Statements.

Expenses

The increase in our second quarter 2005 property-level operating expenses is attributable to our acquisition of additional medical office buildings during the six months and year ended June 30, 2005 and December 31, 2004, respectively.

The increase in general, administrative and professional fees is primarily attributable to costs associated with the growth in our portfolio, expenses related to the discovery phase of our lawsuit against Sullivan & Cromwell (see “Note 9—Litigation-Other Litigation” of the Notes to Condensed Consolidated Financial Statements) and costs associated with our initiative to develop and market our strategic diversification program, engage in comprehensive asset management, and attract and retain appropriate personnel to achieve our business objectives.

Depreciation expense increased primarily due to the properties acquired during the six months and year ended June 30, 2005 and December 31, 2004, respectively. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest expense was primarily attributable to a $7.5 million increase from increased debt to fund acquisitions during the same periods, partially offset by a $2.0 million decrease from lower effective interest rates due to debt refinancing in 2004. Our effective interest rate decreased to 7.7% for the three months ended June 30, 2005, from 8.3% for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004

The table below shows our results of operations for the six months ended June 30, 2005 and 2004 and the absolute and percentage change in those results from period to period.

	For the Six Months Ended June 30,		Change

	2005	2004	$	%
	(dollars in thousands)
Revenues:
Rental income	$135,281	$111,274	$24,007	21.6%
Interest income from loans receivable	2,144	1,511	633	41.9
Interest and other income	1,732	583	1,149	197.1

Total revenues	139,157	113,368	25,789	22.8

Expenses:
Property-level operating expenses	1,193	497	696	140.0
General, administrative and professional fees	10,573	8,526	2,047	24.0
Restricted stock amortization	926	778	148	19.0
Depreciation	31,551	22,892	8,659	37.8
Interest	40,098	32,120	7,978	24.8

Total expenses	84,341	64,813	19,528	30.1

Income before net loss on real estate disposals and discontinued operations	54,816	48,555	6,261	12.9

Net loss on real estate disposals	(175)	—	(175)	nm

Income before discontinued operations	54,641	48,555	6,086	12.5%

Discontinued operations	—	374	(374)	(100.0)

Net income	$54,641	$48,929	$5,712	11.7%

nm = not meaningful

Revenues

The increase in our first six months 2005 rental income reflects (i) a $7.0 million increase resulting from the Provident Acquisition, (ii) a $3.3 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2005 and 2004, and (iii) the recognition of $13.7 million in additional rent relating to the properties acquired during the six months and year ended June 30, 2005 and December 31, 2004, respectively. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest income from loans receivable is primarily due to loans made or acquired by us during the six months ended June 30, 2005. See “Note 6—Loans Receivable, Net” of the Notes to Condensed Consolidated Financial Statements.

Expenses

The increase in our first six months 2005 property-level operating expenses is attributable to our acquisition of additional medical office buildings during the six months and year ended June 30, 2005 and December 31, 2004, respectively.

The increase in general, administrative and professional fees is primarily attributable to costs associated with growth in our portfolio, expenses related to the discovery phase of our lawsuit against Sullivan & Cromwell

(see “Note 9—Litigation-Other Litigation” of the Notes to Condensed Consolidated Financial Statements) and costs associated with our initiative to develop and market our strategic diversification program, engage in comprehensive asset management, and attract and retain appropriate personnel to achieve our business objectives.

Depreciation expense increased primarily due to the properties acquired during the six months and year ended June 30, 2005 and December 31, 2004, respectively. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest expense was primarily attributable to a $10.7 million increase from increased debt to fund acquisitions during the same periods, partially offset by a $2.9 million decrease from lower effective interest rates. Our effective interest rate decreased to 7.9% for the six months ended June 30, 2005 from 8.5% for the six months ended June 30, 2004.

Funds from Operations

Our funds from operations (“FFO”) for the three and six months ended June 30, 2005 and 2004 are summarized in the following table (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$27,068	$25,654	$54,641	$48,929

Adjustments:
Depreciation on real estate assets	18,190	11,991	31,365	22,713
Net loss on real estate disposals	175	—	175	—

Other items:
Discontinued operations
Real estate depreciation—discontinued	—	51	—	102

Funds from operations	$45,433	$37,696	$86,181	$71,744

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

Liquidity and Capital Resources

During the six months ended June 30, 2005, our principal sources of liquidity were cash flows from operations, proceeds from debt issuances and borrowings under our revolving credit facility. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or equity offerings.

We intend to continue to fund future investments through cash flows from operations, borrowings under our revolving credit facility, assumption of indebtedness, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of June 30, 2005, we had cash and cash equivalents of $0.8 million, escrow deposits and restricted cash of $52.0 million and unused credit availability of $142.9 million under our revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operating activities were $100.2 million and $70.5 million for the six months ended June 30, 2005 and 2004, respectively. The increase primarily resulted from FFO that was higher for the six months ended June 30, 2005 and favorable changes in operating assets and liabilities at June 30, 2005.

Cash Flows from Investing Activities

Cash flows used in investing activities were $524.8 million and $245.8 million for the six months ended June 30, 2005 and 2004, respectively. These activities consisted primarily of our investments in real estate and mortgage loans during the six months ended June 30, 2005 and 2004.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2005 totaled $422.1 million and consisted primarily of proceeds from new debt issuances of $400.0 million and net borrowings on the revolving credit facility of $117.4, partially offset by $88.6 million of cash dividend payments to stockholders. Net cash provided by financing activities for the six months ended June 30, 2004 totaled $102.0 million and included net borrowings of $114.0 million under our revolving credit facility and $70.0 million of proceeds from the issuance of common stock, partially offset by $76.1 million of cash dividend payments.

During the six months ended June 30, 2005 and 2004, we received $2.0 million and $15.5 million in proceeds from the exercise of approximately 0.1 million and 1.1 million stock options, respectively. During the six months ended June 30, 2005 and 2004, approximately 176,000 and 151,000 shares of common stock have been purchased under our Distribution Reinvestment and Stock Purchase Plan for approximately $4.7 million and $3.5 million, respectively. Beginning in March 2005, we began offering a 1% discount on the purchase price of our stock to stockholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. During 2004, we offered a 2% discount. Each month or quarter, as applicable, we may increase, reduce or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

Except for our medical office buildings, capital expenditures to maintain and improve the leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be adversely affected. Our ability to borrow funds may be restricted in certain circumstances by the terms of the agreement governing our revolving credit facility and the indentures governing our senior notes.

Senior Notes Offerings

On June 7, 2005, we completed the offering of $350 million aggregate principal amount of senior notes, comprised of $175 million aggregate principal amount of the 2010 Senior Notes and $175 million aggregate principal amount of the 2015 Senior Notes issued by the Issuers. The 2010 Senior Notes and the 2015 Senior Notes mature on June 1, 2010 and 2015, respectively. We used the net proceeds from the sale of these notes, together with borrowings under our revolving credit facility, to pay the approximately $231.0 million cash portion of the purchase price for the Provident Acquisition, to repay outstanding indebtedness under Provident’s credit facility and to pay our fees and expenses related to the Provident Acquisition.

On June 14, 2005, we completed the offering of $50 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which was in addition to the $125 million aggregate principal amount of the 2014 Senior Notes, originally issued in October 2004. The $50 million principal amount of the 2014 Senior Notes was issued at a one percent discount to par value. The $50 million aggregate principal amount and the $125 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture. We used the net proceeds from the sale of these notes to repay outstanding indebtedness under our revolving credit facility.

The senior notes are subject to a number of restrictive covenants. See “Note 7—Borrowing Arrangements” of the Notes to Condensed Consolidated Financial Statements.

Equity Offering

On June 29, 2005, we agreed to sell 3.2 million shares of our common stock in an underwritten public offering under our universal shelf registration statement. At June 30, 2005, we recorded this transaction as subscriptions receivable on our consolidated balance sheet. We received $97.0 million in net proceeds from the sale on July 6, 2005, which we used to repay indebtedness under our revolving credit facility. After completion of the offering, approximately $500.0 million of securities remains available for offering under the universal shelf registration statement.

Executive Officer 10b5-1 Plans

Debra A. Cafaro, Chairman, Chief Executive Officer and President of the Company, and T. Richard Riney, Executive Vice President and General Counsel of the Company, have adopted non-discretionary, written trading plans that comply with Rule 10b5-1 of the Commission. Ms. Cafaro’s plan currently covers 309,658 shares of common stock and Mr. Riney’s plan currently covers 50,000 shares of common stock, in each case that are expected to be acquired through the exercise of options previously granted to such officer as a portion of his or her long-term incentive compensation. Both plans are expected to be in effect through December 2005. At July 28, 2005, Ms. Cafaro and Mr. Riney owned approximately 1.5 million shares and 0.5 million shares, respectively, of our common stock and options to purchase our common stock.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt obligations (1)(2)	$2,461,663	$69,670	$529,944	(3)	$509,124	(4)	$1,352,925	(5)
Obligations under interest rate swap agreement (2)	11,155	3,064	7,144		947		—
Operating lease obligations	2,981	326	1,413		891		351

Total	$2,475,799	$73,060	$538,501		$510,962		$1,353,276

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the interest rate swap were based on forward rates obtained as of June 30, 2005.
(3)	Includes a $206.4 million balloon payment due December 2006 on the CMBS Loan.
(4)	Includes $174.2 million outstanding principal amount of the 2009 Senior Notes and $175 million of the 2010 Senior Notes.
(5)	Includes $191.8 million outstanding principal amount of the 2012 Senior Notes, $175.0 million of the 2014 Senior Notes and $175 million of the 2015 Senior Notes.

Reset Right

We have a one-time reset right (the “Reset Right”) under each of the Kindred Master Leases, exercisable by notice (the “Reset Notice”), given by us on or after January 20, 2006 and on or before July 19, 2007, under which we may increase the base annual rent to a then fair market rental rate, commencing as early as July 19, 2006, for a total fee of $4.6 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. We currently intend to give the Reset Notice on January 20, 2006 in the absence of an earlier consensual agreement between us and Kindred regarding the Reset Right. The Reset Right applies to the four original Kindred Master Leases on a lease-by-lease basis. The Reset Rights under subsequent Kindred Master Leases derived from one of the four original Kindred Master Leases can only be exercised in conjunction with the exercise of the Reset Right under the applicable original Kindred Master Lease. If the Reset Right is exercised for any Kindred Master Lease, the annual escalations currently applicable to that particular Kindred Master Lease may be altered, depending on market conditions at the time.

We estimate that, based on information currently available to us, reports of third party experts and current market conditions, if we were currently entitled to, and did, exercise the Reset Right, the base rent under the Kindred Master Leases would increase by at least $35.0 million per year in the aggregate. The Reset Right is highly speculative and its value is dependent on and may be influenced by a variety of factors and market conditions including, without limitation, Medicare and Medicaid rules and regulations, market earnings before interest, income taxes, depreciation, amortization, rent and management fees (EBITDARM) to rent coverage ratios and the terms of the Kindred Master Leases. Changes in one or any combination of these or other factors could have a material impact on the value of the Reset Right. In addition, if we and Kindred do not consensually agree on the Reset Right, the value of the Reset Right determined by the independent appraiser selected under the Kindred Master Leases could differ materially from our estimate. The determination of the value of the Reset Right by the independent appraiser selected under the Kindred Master Leases is final. However, in no event will the base rent under the Kindred Master Leases decrease below the then current base rent payable under the Kindred Master Leases as a result of the Reset Right. There can be no assurances as to the value of the Reset Right or that the value of the Reset Right will not be less than our estimate.

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

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from loans receivable. Our obligations under our revolving credit facility, the CMBS Loan and certain mortgage loans are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of certain of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, on September 28, 2001, we entered into an interest rate swap agreement in the notional amount of $450 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. On December 11, 2003, due to our lower expected future variable debt balances, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450 million to $330 million. There are no collateral requirements under the Swap. The notional amount of the Swap is scheduled to decline from $330.0 million as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

To highlight the sensitivity of the Swap and fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2005 and December 31, 2004 (in thousands):

	As of June 30, 2005		As of December 31, 2004

	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
Notional amount	$330,000	N/A	$330,000	N/A
Book value	N/A	$(1,345,712)	N/A	$(582,251)
Fair value (a)	(11,155)	(1,409,407)	(16,550)	(635,990)
Fair value reflecting change in interest rates: (a)
-100 BPS	(18,426)	(1,483,394)	(25,489)	(672,024)
+100 BPS	(4,100)	(1,340,452)	(7,917)	(602,641)

(a)	The change in fair value of the Swap was due to a general increase in interest rates. The change in fair value of fixed rate debt was due to the issuance of approximately $400.0 million of fixed rate senior notes and the assumption of approximately $368.7 million of fixed rate debt as a result of our acquisitions closed during the six months ended June 30, 2005, partially offset by a general increase in interest rates.
N/A	Not applicable.

We had approximately $487.0 million of variable rate debt outstanding as of June 30, 2005 and approximately $260.9 million of variable rate debt outstanding as of December 31, 2004. The increase in our outstanding variable rate debt from December 31, 2004 is primarily attributable to the funding of acquisitions, including the assumption of variable rate debt. The Swap effectively hedges $330.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $330.0 million are subject to interest rate changes. However, pursuant to terms of certain leases with one of our tenants, if interest rates increase on debt that we have totaling $110.2 million, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent paid to us by the tenant. As of June 30, 2005, assuming $37.5 million of variable rate debt subject to interest rate changes and not subject to rent adjustments is outstanding for an entire year, a hypothetical increase of 100 basis points in interest rates on the $37.5 million of variable rate debt would result in increased annual interest expense of $0.4 million. The carrying value of our variable rate debt approximates fair value. The fair value of our fixed rate debt is based on open market trading activity provided by a third party for our senior notes and based on rates offered for similar arrangements for our mortgage indebtedness.

We may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies. Our market risk sensitive instruments are not entered into for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the second quarter of 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in “Note 9—Litigation” of the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there has been no material change in the status of the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 24, 2005.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the Board of Directors or other proposals listed in our proxy statement. All nominees listed in the proxy statement were elected and all proposals listed in the proxy statement were approved.

The election of seven directors for the ensuing year was voted upon at the Annual Meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee:	For:	Withheld:
Debra A. Cafaro	76,313,198	2,757,387
Douglas Crocker, II	77,405,899	1,664,686
Ronald G. Geary	75,384,930	3,685,655
Jay M. Gellert	78,405,603	664,982
Christopher T. Hannon	78,428,898	641,687
Sheli Z. Rosenberg	77,076,812	1,993,773
Thomas C. Theobald	77,120,488	1,950,097

A proposal to ratify the selection of Ernst & Young LLP as our independent auditors for fiscal year 2005 was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For:	Against:	Abstentions and Broker Non-Votes:
78,542,491	476,414	51,680

A proposal to adopt the Ventas Employee and Director Stock Purchase Plan was voted upon at the Annual Meeting. The number of votes that were cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For:	Against:	Abstentions and Broker Non-Votes:
63,254,436	5,306,022	10,510,127

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of June 7, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee, relating to 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.2	Indenture dated as of June 7, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee, relating to 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.3	Registration Rights Agreement dated as of June 7, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, LLC, as Guarantors, and J.P. Morgan Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, UBS Securities LLC, Calyon Securities (USA) Inc., Citigroup Global Markets Inc. and Cohen & Steers Capital Advisors, LLC, as Initial Purchasers.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.4	Registration Rights Agreement dated as of June 7, 2005 among Ventas, Inc. and the holders of Class D units of limited partnership interest of ElderTrust Operating Limited Partnership named therein.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.5	Registration Rights Agreement dated as of June 14, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, LLC, as Guarantors, and Banc of America Securities, LLC, as Initial Purchaser.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

4.6	Supplemental Indenture dated as of April 4, 2005 by and among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.7	Supplemental Indenture dated as of April 4, 2005 by and among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.8	Supplemental Indenture dated as of April 4, 2005 by and among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
4.9	Supplemental Indenture dated as of June 7, 2005 by and among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.10	Supplemental Indenture dated as of June 7, 2005 by and among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.11	Supplemental Indenture dated as of June 7, 2005 by and among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Filed herewith.

4.12	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.13	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Filed herewith.

4.14	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.15	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Filed herewith.

4.16	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
10.1	Purchase Agreement dated as of May 26, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, LLC, as Guarantors, and J.P. Morgan Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, UBS Securities LLC, Calyon Securities (USA) Inc., Citigroup Global Markets Inc. and Cohen & Steers Capital Advisors, LLC, as Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2005.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

99.1	Financial Statements of Brookdale Living Communities, Inc. as of and for the three months ended March 31, 2005.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-124379), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2005

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman, President and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Senior Vice President and Chief Financial Officer

Exhibits

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of June 7, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee, relating to 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.2	Indenture dated as of June 7, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee, relating to 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.3	Registration Rights Agreement dated as of June 7, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, LLC, as Guarantors, and J.P. Morgan Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, UBS Securities LLC, Calyon Securities (USA) Inc., Citigroup Global Markets Inc. and Cohen & Steers Capital Advisors, LLC, as Initial Purchasers.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.4	Registration Rights Agreement dated as of June 7, 2005 among Ventas, Inc. and the holders of Class D units of limited partnership interest of ElderTrust Operating Limited Partnership named therein.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2005.

4.5	Registration Rights Agreement dated as of June 14, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, LLC, as Guarantors, and Banc of America Securities, LLC, as Initial Purchaser.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

4.6	Supplemental Indenture dated as of April 4, 2005 by and among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.7	Supplemental Indenture dated as of April 4, 2005 by and among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.8	Supplemental Indenture dated as of April 4, 2005 by and among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
4.9	Supplemental Indenture dated as of June 7, 2005 by and among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.10	Supplemental Indenture dated as of June 7, 2005 by and among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.11	Supplemental Indenture dated as of June 7, 2005 by and among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Filed herewith.

4.12	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.13	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Filed herewith.

4.14	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.15	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Filed herewith.

4.16	Supplemental Indenture dated as of June 21, 2005 by and among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
10.1	Purchase Agreement dated as of May 26, 2005 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc. and Ventas LP Realty, LLC, as Guarantors, and J.P. Morgan Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, UBS Securities LLC, Calyon Securities (USA) Inc., Citigroup Global Markets Inc. and Cohen & Steers Capital Advisors, LLC, as Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2005.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

99.1	Financial Statements of Brookdale Living Communities, Inc. as of and for the three months ended March 31, 2005.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-124379), as amended.