Form 10-Q
period 2005-09-30
VENTAS INC
filed 2005-10-28
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-10989

Ventas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1055020
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 26, 2005:
Common Stock, $0.25 par value	103,237,586 shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$295,017	$147,327
Building and improvements	2,718,128	1,364,884

	3,013,145	1,512,211
Accumulated depreciation	(513,098)	(454,110)

Net real estate property	2,500,047	1,058,101
Loans receivable, net	52,588	13,031

Net real estate investments	2,552,635	1,071,132
Cash and cash equivalents	5,764	3,365
Escrow deposits and restricted cash	56,397	25,710
Deferred financing costs, net	17,257	13,550
Other	26,077	13,178

Total assets	$2,658,130	$1,126,935

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$1,811,319	$843,178
Deferred revenue	11,126	12,887
Interest rate swap agreement	6,177	16,550
Accrued dividend	37,255	27,498
Accrued interest	30,432	8,743
Accounts payable and other accrued liabilities	77,316	27,461
Deferred income taxes	30,394	30,394

Total liabilities	2,004,019	966,711

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 180,000 shares authorized; 103,226 and 85,131 shares issued at September 30, 2005 and December 31, 2004, respectively	25,890	21,283
Capital in excess of par value	692,676	208,903
Unearned compensation on restricted stock	(1,017)	(633)
Accumulated other comprehensive loss	(942)	(9,114)
Retained earnings (deficit)	(60,280)	(45,297)

	656,327	175,142
Treasury stock, 79 and 532 shares at September 30, 2005 and December 31, 2004, respectively	(2,216)	(14,918)

Total stockholders’ equity	654,111	160,224

Total liabilities and stockholders’ equity	$2,658,130	$1,126,935

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$93,771	$60,310	$229,052	$171,584
Interest income from loans receivable	1,573	763	3,717	2,274
Interest and other income	791	189	2,523	772

Total revenues	96,135	61,262	235,292	174,630

Expenses:
Property-level operating expenses	677	372	1,870	869
General, administrative and professional fees	6,109	4,047	16,682	12,801
Restricted stock amortization	471	321	1,397	871
Depreciation	27,740	13,204	59,291	36,096
Interest	32,417	16,848	72,515	48,968
Loss on extinguishment of debt	—	1,370	—	1,370

Total expenses	67,414	36,162	151,755	100,975

Income before net loss on real estate disposals and discontinued operations	28,721	25,100	83,537	73,655
Net loss on real estate disposals	—	—	(175)	—

Income before discontinued operations	28,721	25,100	83,362	73,655
Discontinued operations	—	197	—	571

Net income	$28,721	$25,297	$83,362	$74,226

Earnings per common share:
Basic:
Income before discontinued operations	$0.28	$0.30	$0.90	$0.89
Net income	$0.28	$0.30	$0.90	$0.89
Diluted:
Income before discontinued operations	$0.28	$0.30	$0.90	$0.88
Net income	$0.28	$0.30	$0.90	$0.88

Shares used in computing earnings per common share:
Basic	103,081	84,073	92,172	83,202
Diluted	103,880	84,889	92,944	84,074

Dividend declared per common share	$0.36	$0.325	$1.08	$0.975

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$28,721	$25,297	$83,362	$74,226
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	3,387	(6,168)	4,464	(3,697)
Reclassification adjustment for realized loss on interest rate swap included in net income during the period	1,014	2,709	3,708	8,403

	4,401	(3,459)	8,172	4,706

Net comprehensive income	$33,122	$21,838	$91,534	$78,932

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$83,362	$74,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including discontinued operations)	59,291	36,249
Amortization of deferred financing costs	2,893	3,016
Amortization of restricted stock	1,397	871
Straight-lining of rental income	(8,392)	(1,728)
Loss on extinguishment of debt	—	1,370
Amortization of deferred revenue	(2,463)	(1,886)
Other	(2,025)	(1,907)
Changes in operating assets and liabilities:
Decrease (increase) in escrow deposit and restricted cash	3,126	(12)
Increase in other assets	(4,066)	(829)
Increase in accrued interest	21,689	9,440
Increase in accounts payable and accrued and other liabilities	16,750	5,745

Net cash provided by operating activities	171,562	124,555
Cash flows from investing activities:
Net investment in real estate property	(579,961)	(280,666)
Investment in loans receivable	(47,333)	—
Proceeds from loans receivable	7,190	260
Other	1,839	333

Net cash used in investing activities	(618,265)	(280,073)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	56,900	173,500
Proceeds from debt	400,000	—
Repayment of debt	(19,165)	(65,915)
Issuance of common stock	101,838	58,903
Proceeds from stock option exercises	4,717	16,913
Cash distribution to stockholders	(88,588)	(103,523)
Other	(6,600)	(2,659)

Net cash provided by financing activities	449,102	77,219

Net increase (decrease) in cash and cash equivalents	2,399	(78,299)
Cash and cash equivalents at beginning of period	3,365	82,104

Cash and cash equivalents at end of period	$5,764	$3,805

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$920,973	$103,432
Escrow deposits and restricted cash	33,813	9,170
Other assets acquired	1,560	206
Debt	530,406	105,627
Other liabilities	33,114	7,181
Issuance of common stock	392,826	—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare and seniors housing facilities. As of September 30, 2005, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals, and 139 seniors housing and other facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) leased 225 of our facilities as of September 30, 2005. We also had real estate loan investments relating to 33 healthcare and seniors housing facilities as of September 30, 2005.

We conduct substantially all of our business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), a wholly owned operating partnership, PSLT OP, L.P., and ElderTrust Operating Limited Partnership (“ETOP”), a limited partnership in which we own substantially all of the partnership units.

NOTE 2 – BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. The Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited consolidated financial statements for the year ended December 31, 2004. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

We have one primary reportable segment, which consists of investment in real estate. Our primary business is financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing such facilities to third parties. Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our medical office buildings, we do not operate our facilities nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to our investment in real estate.

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

As required under Securities and Exchange Commission (the “Commission”) Release No. 33-8568, we expect to adopt the provisions of this accounting standard on January 1, 2006. We expect to apply the modified prospective method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. As permitted by SFAS No. 123(R), we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) is expected to result in an immaterial increase in expense during 2006 based on unvested options outstanding as of September 30, 2005 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS No. 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. See “Note 8—Stockholders’ Equity and Stock Options.”

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of September 30, 2005, approximately 33.8% and 35.4% of our properties, based on their original cost, were operated by Kindred and Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”), respectively, and approximately 59.3% and 27.6% of our properties, based on their original cost, were seniors housing facilities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other facilities. Our facilities are located in 42 states, with facilities in only one state accounting for more than 10% of total revenues during the nine months ended September 30, 2005 and 2004.

Approximately 63.2% and 82.3% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

On June 7, 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 4—Acquisitions”), which leased all of its properties to affiliates of Brookdale and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”). As a result of this acquisition, Brookdale became a significant source of our total revenues. Approximately 24.4% of our total revenues for the three months ended September 30, 2005 was derived from our lease agreements with Brookdale. In September 2005, Brookdale was combined, through a series of mergers, with Alterra under a new holding company, Brookdale Senior Living Inc. (together with its affiliates, “Brookdale Senior Living”). As a result of this combination, Brookdale Senior Living is expected to account for a greater portion of our total revenues in future periods. For the three months ended September 30, 2005, revenues derived from Brookdale and Alterra were approximately 31.6% of our total revenues.

Because we lease a substantial portion of our properties to Kindred and Brookdale Senior Living (collectively, the “Significant Tenants”) and the Significant Tenants are the primary source of our total revenues, the Significant Tenants’ financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that the Significant Tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations under their respective leases and other agreements. The inability or unwillingness of the Significant Tenants to satisfy their obligations under the leases and other agreements would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required to maintain our status as a REIT.

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to us by Kindred. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov. On August 10, 2005, Brookdale Senior Living filed with the Commission a registration statement on Form S-1 relating to the initial public offering of its common stock. The registration statement, as amended, contains combined financial and other information of Brookdale and Alterra and can be found on the Commission’s website at www.sec.gov. If it completes its initial public offering, Brookdale Senior Living will become subject to the reporting requirements of the Commission. The information related to Brookdale Senior Living provided in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to us by Brookdale Senior Living. We have not verified the information related to the Significant Tenants either through an independent investigation or otherwise. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

NOTE 4 – ACQUISITIONS

During the nine months ended September 30, 2005, we completed the acquisitions described below. The primary reason for these acquisitions was to invest in healthcare and seniors housing properties with an expected yield on investment, as well as to diversify our properties and revenue base and reduce our dependence on Kindred for rental revenue.

Provident

On June 7, 2005, we completed the acquisition of Provident (the “Provident Acquisition”) in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned senior living properties located in the United States. Pursuant to the Provident Acquisition, we acquired 68 independent or assisted living facilities in 19 states comprised of approximately 6,819 residential living units, all of which are leased to affiliates of Brookdale and Alterra pursuant to triple-net leases with renewal options. As of September 30, 2005, the aggregate annualized contractual cash rent expected from the Provident properties was approximately $83.3 million.

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

Other Acquisitions

In the first nine months of 2005, we acquired 22 seniors housing facilities, an adjacent parcel of land and one hospital for an aggregate purchase price of $258.0 million. The seniors housing facilities and the hospital are leased under triple-net leases, each having initial terms ranging from 10 to 15 years and initially providing aggregate, annual cash base rent of approximately $22.3 million, subject to escalation as provided in the leases.

Also in the first nine months of 2005, we acquired three medical office buildings for an aggregate purchase price of $13.0 million in two separate transactions. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged third parties to manage the operations at the medical office buildings.

Subsequent to September 30, 2005, we acquired an independent and assisted living facility for an aggregate purchase price of $19.5 million. This facility is leased under a triple-net lease, having an initial term of 10 years and initially providing aggregate, annual cash base rent of approximately $1.6 million, subject to escalation as provided in the lease.

Estimated Fair Value

The transactions completed during the nine months ended September 30, 2005 were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). Such estimates are subject to refinement as additional valuation information is received.

	Provident	Other	Total
Land	$116,250	$31,440	$147,690
Buildings and improvements	1,113,641	239,583	1,353,224
Escrow deposits and restricted cash	31,996	1,817	33,813
Other assets	1,506	54	1,560

Total assets acquired	1,263,393	272,894	1,536,287

Notes payable and other debt	459,437	70,969	530,406
Other liabilities	28,362	4,752	33,114

Total liabilities assumed	487,799	75,721	563,520

Net assets acquired	775,594	197,173	972,767

Total equity issued	392,826	—	392,826

Total cash used	$382,768	$197,173	$579,941

The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years.

Pro Forma

The following table illustrates the effect on our operations as if we had consummated the Provident Acquisition, our 2004 and 2005 acquisitions, the 2010 Senior Notes and 2015 Senior Notes offering and the sales of 2.0 million and 3.2 million shares of our common stock in underwritten public offerings in March 2004 and July 2005, respectively, as of the beginning of each of the three-and nine-month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$98,307	$94,393	$291,694	$283,120
Expenses	69,881	69,661	206,250	206,276
Net income from continuing operations	28,426	24,732	85,269	76,844
Net income	28,426	24,929	85,269	77,415
Earnings per common share:
Basic:
Net income from continuing operations	$0.28	$0.24	$0.83	$0.75
Net income	$0.28	$0.24	$0.83	$0.76
Diluted:
Net income from continuing operations	$0.27	$0.24	$0.82	$0.75
Net income	$0.27	$0.24	$0.82	$0.75
Shares used in computing earnings per common share:
Basic	103,293	102,319	103,079	101,966
Diluted	104,092	103,135	103,851	102,838

NOTE 5 – DISPOSITIONS

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

On October 4, 2005, we received notification from a tenant regarding its intent to exercise its option to purchase a seniors housing facility located in Pennsylvania containing 90 licensed beds. We expect this sale to close in the fourth quarter of 2005. The carrying amount of this facility was approximately $5.1 million as of September 30, 2005 and the purchase price is approximately $10 million. Annual rent on this asset is $0.8 million.

During the nine months ended September 30, 2005, we did not dispose of any operating assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations. Set forth below is a summary of the results of operations of the facilities that were sold and held for sale during the year ended December 31, 2004 (in thousands):

	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004
Rental income	$346	$1,022

Interest	98	298
Depreciation	51	153

	149	451

Discontinued operations	$197	$571

NOTE 6 – LOANS RECEIVABLE, NET

During the nine months ended September 30, 2005, we extended three first mortgage loans in the aggregate principal amount of $25.9 million. The loans accrue interest at a rate of 9.0% per annum and provide for monthly amortization of principal with balloon payment maturity dates ranging from February 2010 to April 2010. Each loan is guaranteed by an affiliate of the borrower and its two principals.

Also during the nine months ended September 30, 2005, we invested in a portfolio of eight distressed mortgage loans with eight separate borrowers for an aggregate purchase price of $21.4 million. The mortgage loans are secured by eight seniors housing facilities. A third party, unrelated to the borrowers, and its two principals issued for our benefit a support agreement relating to these mortgage loans. Under the support agreement, the third party and its two principals agreed, among other things, to pay a 9.0% annual rate of return on the outstanding balance of our investment in the mortgage loans and, if not sooner paid, to repay to us the outstanding principal balance of our investment in the mortgage loans on March 31, 2010. The third party and its two principals have certain rights and obligations to buy the mortgage loans, and their obligations under the support agreement are guaranteed by their affiliated senior living operator.

During the three months ended September 30, 2005, $12.2 million of our $21.4 million investment in the distressed mortgage loans covering these assets was satisfied by the buy-out of the applicable distressed mortgage loans in an amount equal to our investment in these loans. In conjunction with these buy-outs, we extended two first mortgage loans in an aggregate principal amount of $7.6 million. The new first mortgage loans accrue interest at a rate of 9.0% per annum and provide for monthly amortization of principal with balloon payment maturities in July 2010. These two first mortgage loans are also guaranteed by the third party and its two principals.

In November 2002, we made a $17.0 million mezzanine loan to Trans Healthcare, Inc. (“THI”). As of September 30, 2005, the balance of the mezzanine loan receivable was approximately $10.6 million. The THI mezzanine loan bears interest, inclusive of upfront fees, at 18% per annum and is secured by equity pledges in entities that own and operate 14 healthcare facilities, plus liens on four other healthcare properties, and interests in three additional properties and a physical therapy business. Contemporaneously with the making of the THI mezzanine loan, we purchased five healthcare facilities and leased them back to THI under a triple-net master lease providing for initial annual base rent of $5.9 million. THI remains current on all lease payments under its lease and all principal and interest payments under the mezzanine loan. We have entered into a series of forbearance agreements with THI regarding terms in the THI mezzanine loan documents and the THI master lease. The current forbearance agreement with THI expires November 30, 2005 and the THI mezzanine loan matures on November 15, 2005. In addition, the THI mezzanine loan is secured by first priority liens on a physical therapy business that is under contract for sale. Proceeds from the sale of the physical therapy business are expected to exceed $5 million and the sale is expected to close before November 30, 2005. Ventas would receive the net proceeds from the sale of the physical therapy business. However, there can be no assurances that the sale of the physical therapy business will occur, or if the sale does occur, the terms of the sale. In addition, there can be no assurances that we will enter into additional forbearance agreements with THI or that THI will continue to make all lease, principal and interest payments to us.

NOTE 7 – BORROWING ARRANGEMENTS

The following is a summary of our long-term debt and certain interest rate and maturity information as of September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(in thousands)
Revolving credit facility	$95,900	$39,000
8.75% Senior Notes due 2009	174,217	174,217
6.75% Senior Notes due 2010	175,000	—
9.00% Senior Notes due 2012	191,821	191,821
6.625% Senior Notes due 2014	175,000	125,000
7.125% Senior Notes due 2015	175,000	—
CMBS Loan	210,322	212,612
Other mortgage loans	614,059	100,528

	$1,811,319	$843,178

Scheduled Maturities of Borrowing Arrangements

As of September 30, 2005, our indebtedness had the following maturities (in thousands):

2005	$3,271
2006	225,000
2007	135,506
2008	36,627
2009	314,784
Thereafter	1,096,131

$1,811,319

Senior Notes

On June 7, 2005, we completed the offering of $175 million aggregate principal amount of the 2010 Senior Notes and $175 million aggregate principal amount of the 2015 Senior Notes of the Issuers. The 2010 Senior Notes and the 2015 Senior Notes (together, the “Senior Notes”) were issued under separate indentures, and mature on June 7, 2010 and June 7, 2015, respectively.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and by certain of our current and future subsidiaries as described in the indentures (collectively, the “Guarantors”). The Senior Notes are part of our general unsecured obligations, rank equal in right of payment with all of our existing and future senior obligations and rank senior to all of our existing and future subordinated indebtedness. However, the Senior Notes are effectively subordinated to all borrowings under our revolving credit facility with respect to the assets securing obligations under the facility. In addition, the Senior Notes are structurally subordinated to our commercial mortgage-backed securitization loan (the “CMBS Loan”).

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

On June 14, 2005, we completed the offering of $50 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which were in addition to the $125 million aggregate principal amount of 2014 Senior Notes originally issued in October 2004. The $50 million principal amount of the 2014 Senior Notes was issued at a 1% discount to par value. The $50 million aggregate principal amount and the $125 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture, which contains the same restrictive covenants described above with respect to the Senior Notes.

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

Stock Options

As of September 30, 2005, we had five plans under which options to purchase common stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors may receive common stock in lieu of director fees. We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as required under Commission Release No. 33-8568, we expect to adopt the provisions of SFAS No. 123(R) on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. See “Note 2—Basis of Presentation—Recently Issued Accounting Standards.” The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$28,721	$25,297	$83,362	$74,226
Add: Stock-based employee compensation expense included in reported net income	471	321	1,397	871
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(607)	(452)	(1,810)	(1,247)

Pro forma net income	$28,585	$25,166	$82,949	$73,850

Earnings per share:
Basic – as reported	$0.28	$0.30	$0.90	$0.89
Basic – pro forma	$0.28	$0.30	$0.90	$0.89
Diluted – as reported	$0.28	$0.30	$0.90	$0.88
Diluted – pro forma	$0.28	$0.30	$0.89	$0.88

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.50%	3.80%	4.50%	4.10%
Dividend yield	6.61%	6.50%	6.61%	6.50%
Volatility factors of the expected market price for our common stock	20.29%	26.90%	20.29%	22.90%
Weighted average expected life of options	10 years	8 years	10 years	8 years

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

Employee and Director Stock Purchase Plan

During the three months ended September 30, 2005, we implemented the Ventas Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount to improve retention and align our employees’ interests with those of our shareholders. We have reserved 2.5 million shares for issuance under the ESPP.

Dividends

We declared our third quarterly dividend for 2005 of $0.36 per share on September 8, 2005, which was paid in cash on October 5, 2005 to stockholders of record on September 20, 2005. In order to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). Although we currently intend to distribute 100% or more of our taxable income for 2005 in quarterly installments, there can be no assurance that we will do so or as to when the remaining distributions will be made.

Equity Offering

On July 6, 2005, we sold 3.2 million shares of our common stock in an underwritten public offering under our universal shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our revolving credit agreement. Following completion of the offering, approximately $501.0 million of securities remains available for offering under the universal shelf registration statement.

NOTE 9 – LITIGATION

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

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On July 26, 2005, the Court granted Kindred’s motion and dismissed this action in its entirety. On August 25, 2005, the plaintiff filed a notice of appeal to the Kentucky Court of Appeals. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of September 30, 2005.

Kindred is a party to certain legal actions and regulatory investigations arising in the normal course of its business. We are a party to certain legal actions and regulatory investigations that arise from the normal course of our prior healthcare operations, which legal actions and regulatory investigations are being defended by Kindred under the Indemnification. Neither we nor Kindred are able to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the Centers for Medicare & Medicaid Services or other regulatory agencies will not initiate additional investigations related to Kindred’s business or our prior healthcare business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s liquidity, financial position or results of operations, which in turn could have a material adverse effect on us.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. There were no material developments in this action during the nine-month period ended September 30, 2005. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of September 30, 2005.

We are the plaintiff in an action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232 filed by us on June 27, 2002 in the Superior Court of the District of Columbia. The complaint asserts claims of legal malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of us in the 1998 Spin Off. We have agreed to settle this action in exchange for the payment on behalf of Sullivan & Cromwell to us of $25.5 million in the fourth quarter of 2005. After payment of expenses for this action, including the contingent fee for our outside legal counsel, Myron Cherry & Associates LLC, Chicago, Illinois, we expect to net approximately $16.0 million from the settlement. We expect to use the settlement proceeds to establish a charitable foundation, repay debt and for other corporate purposes.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with the 1998 Spin Off, Kindred agreed, among other things, to assume all liabilities and to indemnify, defend and hold us harmless from and against certain losses, claims and litigation arising out of the ownership or operation of the healthcare operations or any of the assets transferred to Kindred in the spin off. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill these obligations. Similarly, in connection with Provident’s acquisition of certain Brookdale-related and Alterra-related entities in 2004, Brookdale and Alterra agreed to indemnify and hold Provident (and, as a result of the Provident Acquisition, us) harmless from and against, among other things, certain liabilities arising out of the ownership or operation of such entities prior to the acquisition by Provident. There can be no assurance that Kindred, Brookdale or Alterra will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred, Brookdale or Alterra do not satisfy or otherwise honor their respective obligations to indemnify, defend and hold us harmless under their respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and our ability to make distributions to our stockholders as required to maintain our status as a REIT.

NOTE 11 – EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$28,721	$25,100	$83,362	$73,655
Discontinued operations	—	197	—	571

Net income	$28,721	$25,297	$83,362	$74,226

Denominator:
Denominator for basic earnings per share —weighted average shares	103,081	84,073	92,172	83,202
Effect of dilutive securities:
Stock options	781	779	760	836
Time vesting restricted stock awards	18	37	12	36

Dilutive potential common stock	799	816	772	872

Denominator for diluted earnings per share —adjusted weighted average shares	103,880	84,889	92,944	84,074

Basic earnings per share:
Income before discontinued operations	$0.28	$0.30	$0.90	$0.89
Discontinued operations	—	—	—	—

Net income	$0.28	$0.30	$0.90	$0.89

Diluted earnings per share:
Income before discontinued operations	$0.28	$0.30	$0.90	$0.88
Discontinued operations	—	—	—	—

Net income	$0.28	$0.30	$0.90	$0.88

NOTE 12 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to each series of senior notes issued by the Issuers. ETOP, which is a substantially owned indirect subsidiary of ours, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the senior notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the agreements governing the CMBS Loan, and instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. Additionally, as of December 31, 2004, approximately $113.5 million of the net assets of Ventas Realty were mortgaged to secure our revolving credit facility. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$12,289	$61,866	$865,967	$949,483	$663,030	$—	$2,552,635
Cash and cash equivalents	1	—	—	5,028	735	—	5,764
Escrow deposits and restricted cash	222	304	28,840	7,159	19,872	—	56,397
Deferred financing costs, net	—	—	—	15,645	1,612	—	17,257
Equity in affiliates	327,645	80,495	117,447	723,872	15	(1,249,474)	—
Other	1,768	108	8,097	10,931	5,173	—	26,077

Total assets	$341,925	$142,773	$1,020,351	$1,712,118	$690,437	$(1,249,474)	$2,658,130

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$427	$301,647	$986,938	$522,307	$—	$1,811,319
Intercompany	—	3,612	125,000	(133,251)	4,639	—	—
Deferred revenue	51	—	—	9,068	2,007	—	11,126
Interest rate swap agreement	—	—	—	6,177	—	—	6,177
Accrued dividend	37,129	126	—	—	—	—	37,255
Accrued interest	—	3	1,385	27,035	2,009	—	30,432
Accounts payable and other accrued liabilities	2,207	263	25,140	35,924	13,389	393	77,316
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	69,781	4,431	453,172	931,891	544,351	393	2,004,019
Total stockholders’ equity	272,144	138,342	567,179	780,227	146,086	(1,249,867)	654,111

Total liabilities and stockholders’ equity	$341,925	$142,773	$1,020,351	$1,712,118	$690,437	$(1,249,474)	$2,658,130

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$12,806	$63,608	$—	$772,883	$221,835	$—	$1,071,132
Cash and cash equivalents	48	37	3	1,846	1,431	—	3,365
Escrow deposits and restricted cash	237	2,658	—	12,812	10,003	—	25,710
Deferred financing costs, net	—	—	—	10,938	2,612	—	13,550
Equity in affiliates	391,817	80,447	114,867	—	15	(587,146)	—
Other	1,716	209	—	10,055	1,198	—	13,178

Total assets	$406,624	$146,959	$114,870	$808,534	$237,094	$(587,146)	$1,126,935

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$9,666	$—	$530,037	$303,475	$—	$843,178
Intercompany	—	3,622	—	(7,802)	4,180	—	—
Deferred revenue	71	—	—	10,489	2,327	—	12,887
Interest rate swap agreement	—	—	—	16,550	—	—	16,550
Accrued dividend	27,498	—	—	—	—	—	27,498
Accrued interest	—	264	—	7,435	1,044	—	8,743
Accounts payable and other accrued liabilities	2,030	607	—	19,895	4,536	393	27,461
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	59,993	14,159	—	576,604	315,562	393	966,711
Total stockholders’ equity	346,631	132,800	114,870	231,930	(78,468)	(587,539)	160,224

Total liabilities and stockholders’ equity	$406,624	$146,959	$114,870	$808,534	$237,094	$(587,146)	$1,126,935

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$596	$1,625	$18,545	$51,895	$21,110	$—	$93,771
Interest income from loans receivable	—	—	—	1,573	—	—	1,573
Equity earnings (loss) in affiliates	28,591	(71)	4,061	—	—	(32,581)	—
Interest and other income	20	14	—	706	51	—	791

Total revenues	29,207	1,568	22,606	54,174	21,161	(32,581)	96,135

Expenses:
Property-level operating expenses	—	—	—	103	574	—	677
General, administrative and professional fees	311	109	1,213	3,110	1,366	—	6,109
Restricted stock amortization	3	6	63	330	69	—	471
Depreciation	172	581	9,466	11,112	6,409	—	27,740
Interest	—	140	4,682	19,909	7,686	—	32,417
Intercompany interest	—	(9)	—	(151)	160	—	—

Total expenses	486	827	15,424	34,413	16,264	—	67,414

Net income	$28,721	$741	$7,182	$19,761	$4,897	$(32,581)	$28,721

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiaries Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$575	$1,618	$—	$45,940	$12,177	$—	$60,310
Interest income from loans receivable	—	—	—	763	—	—	763
Equity earnings in affiliates	24,986	(160)	540	—	—	(25,366)	—
Interest and other income	20	20	—	139	10	—	189

Total revenues	25,581	1,478	540	46,842	12,187	(25,366)	61,262

Expenses:
Property-level operating expenses	—	—	—	42	330	—	372
General, administrative and professional fees	107	119	7	2,991	823	—	4,047
Restricted stock amortization	3	9	—	245	64	—	321
Depreciation	174	738	—	9,779	2,513	—	13,204
Interest	—	207	—	13,040	3,601	—	16,848
Loss on extinguishment of debt	—	—	—	1,370	—	—	1,370
Intercompany interest	—	58	—	(150)	92	—	—

Total expenses	284	1,131	7	27,317	7,423	—	36,162

Income before discontinued operations	25,297	347	533	19,525	4,764	(25,366)	25,100
Discontinued operations	—	—	—	197	—	—	197

Net income	$25,297	$347	$533	$19,722	$4,764	$(25,366)	$25,297

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,756	$4,867	$23,478	$150,304	$48,647	$—	$229,052
Interest income from loans receivable	—	—	—	3,717	—	—	3,717
Equity earnings (loss) in affiliates	82,809	(329)	5,723	—	—	(88,203)	—
Interest and other income	56	56	—	2,309	102	—	2,523

Total revenues	84,621	4,594	29,201	156,330	48,749	(88,203)	235,292

Expenses:
Property-level operating expenses	—	—	—	317	1,553	—	1,870
General, administrative and professional fees	734	437	1,623	10,206	3,682	—	16,682
Restricted stock amortization	8	21	85	1,086	197	—	1,397
Depreciation	517	1,743	12,629	31,824	12,578	—	59,291
Interest	—	549	5,917	48,891	17,158	—	72,515
Intercompany interest	—	(10)	—	(449)	459	—	—

Total expenses	1,259	2,740	20,254	91,875	35,627	—	151,755

Income before net loss on real estate disposals	83,362	1,854	8,947	64,455	13,122	(88,203)	83,537
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Net income	$83,362	$1,854	$8,947	$64,280	$13,122	$(88,203)	$83,362

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiaries Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,697	$4,314	$—	$131,055	$34,518	$—	$171,584
Interest income from loans receivable	—	—	—	2,274	—	—	2,274
Equity earnings in affiliates	73,260	(230)	2,177	—	—	(75,207)	—
Interest and other income	107	55	—	580	30	—	772

Total revenues	75,064	4,139	2,177	133,909	34,548	(75,207)	174,630

Expenses:
Property-level operating expenses	—	—	—	42	827	—	869
General, administrative and professional fees	308	430	17	9,566	2,480	—	12,801
Restricted stock amortization	9	22	—	670	170	—	871
Depreciation	521	1,541	—	27,414	6,620	—	36,096
Interest	—	646	—	38,404	9,918	—	48,968
Intercompany interest	—	(119)	—	(257)	376	—	—
Loss on extinguishment of debt	—	—	—	1,370	—	—	1,370

Total expenses	838	2,520	17	77,209	20,391	—	100,975

Income before discontinued operations	74,226	1,619	2,160	56,700	14,157	(75,207)	73,655
Discontinued operations	—	—	—	571	—	—	571

Net income	$74,226	$1,619	$2,160	$57,271	$14,157	$(75,207)	$74,226

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$1,250	$5,783	$9,543	$129,303	$25,683	$—	$171,562

Net cash used in investing activities	(17,373)	—	—	(600,892)	—	—	(618,265)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	56,900	—	—	56,900
Proceeds from debt	—	—	—	400,000	—	—	400,000
Repayment of debt	—	(9,239)	—	(5,533)	(4,393)	—	(19,165)
Issuance of intercompany note	—	—	125,000	(125,000)	—	—	—
Cash distributions from (to) affiliates	(1,891)	3,419	(134,546)	154,877	(21,859)	—	—
Issuance of common stock	101,838	—	—	—	—	—	101,838
Proceeds from stock option exercises	4,717	—	—	—	—	—	4,717
Cash distribution to stockholders	(88,588)	—	—	—	—	—	(88,588)
Other	—	—	—	(6,600)	—	—	(6,600)

Net cash provided by (used in) financing activities	16,076	(5,820)	(9,546)	474,644	(26,252)	—	449,102

Net increase (decrease) in cash and cash equivalents	(47)	(37)	(3)	3,055	(569)	—	2,399
Cash and cash equivalents at beginning of period	48	37	3	1,973	1,304	—	3,365

Cash and cash equivalents at end of period	$1	$—	$—	$5,028	$735	$—	$5,764

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non –Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$2,649	$3,157	$(19)	$96,977	$21,791	$—	$124,555

Net cash (used in) provided by investing activities	(205,778)	27,152	14	(102,330)	869	—	(280,073)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	173,500	—	—	173,500
Repayment of debt	—	(3,667)	—	(59,371)	(2,877)	—	(65,915)
Issuance of intercompany note	—	7,500	—	(7,500)	—	—	—
Cash distributions from (to) affiliates	230,833	(34,109)	9	(177,896)	(18,837)	—	—
Issuance of common stock	58,903	—	—	—	—	—	58,903
Proceeds from stock option exercises	16,913	—	—	—	—	—	16,913
Cash distribution to stockholders	(103,523)	—	—	—	—	—	(103,523)
Other	—	—	—	(2,659)	—	—	(2,659)

Net cash provided by (used in) financing activities	203,126	(30,276)	9	(73,926)	(21,714)	—	77,219

Net (decrease) increase in cash and cash equivalents	(3)	33	4	(79,279)	946	—	(78,299)
Cash and cash equivalents at beginning of period	47	—	—	82,051	6	—	82,104

Cash and cash equivalents at end of period	$44	$33	$4	$2,772	$952	$—	$3,805

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

NOTE 13 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, which is a substantially owned indirect subsidiary of Ventas, Inc., and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to each series of senior notes of the Issuers. See “Note 12—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the guarantee of the senior notes are therefore not directly obligated with respect to the senior notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$61,866	$89,773	$—	$151,639
Cash and cash equivalents	—	326	—	326
Escrow deposits and restricted cash	304	4,871	—	5,175
Equity in affiliates	80,495	15	(80,510)	—
Other	108	1,150	—	1,258

Total assets	$142,773	$96,135	$(80,510)	$158,398

Liabilities and partners’ equity
Liabilities:
Senior notes payable and other debt	$427	$67,110	$—	$67,537
Intercompany	(4,639)	4,639	—	—
Note payable to affiliate	8,251	—	—	8,251
Accounts payable and other accrued liabilities	263	2,295	—	2,558
Accrued interest	3	425	—	428
Accrued dividend	126	—	—	126

Total liabilities	4,431	74,469	—	78,900
Total partners’ equity	138,342	21,666	(80,510)	79,498

Total liabilities and partners’ equity	$142,773	$96,135	$(80,510)	$158,398

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$63,608	$92,135	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Escrow deposits and restricted cash	2,658	4,047	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other	209	681	—	890

Total assets	$146,959	$98,051	$(80,462)	$164,548

Liabilities and partners’ equity
Liabilities:
Senior notes payable and other debt	$9,666	$68,067	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliate	7,802	—	—	7,802
Accounts payable and other accrued liabilities	607	2,716	—	3,323
Accrued interest	264	439	—	703

Total liabilities	14,159	75,402	—	89,561
Total partners’ equity	132,800	22,649	(80,462)	74,987

Total liabilities and partners’ equity	$146,959	$98,051	$(80,462)	$164,548

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,625	$2,689	$—	$4,314
Interest and other income	14	14	—	28
Equity loss in affiliates	(71)	—	71	—

Total revenues	1,568	2,703	71	4,342

Expenses:
Property-level operating expenses	—	364	—	364
General, administrative and professional fees	109	159	—	268
Restricted stock amortization	6	7	—	13
Depreciation	581	792	—	1,373
Interest	140	1,292	—	1,432
Intercompany interest	(9)	160	—	151

Total expenses	827	2,774	—	3,601

Net income (loss)	$741	$(71)	$71	$741

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,618	$2,663	$—	$4,281
Interest and other income	20	9	—	29
Equity loss in affiliates	(160)	—	160	—

Total revenues	1,478	2,672	160	4,310

Expenses:
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	119	176	—	295
Restricted stock amortization	9	11	—	20
Depreciation	738	905	—	1,643
Interest	207	1,316	—	1,523
Intercompany interest	58	93	—	151

Total expenses	1,131	2,832	—	3,963

Net income (loss)	$347	$(160)	$160	$347

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,867	$8,007	$—	$12,874
Interest and other income	56	34	—	90
Equity loss in affiliates	(329)	—	329	—

Total revenues	4,594	8,041	329	12,964

Expenses:
Property-level operating expenses	—	1,061	—	1,061
General, administrative and professional fees	437	574	—	1,011
Restricted stock amortization	21	29	—	50
Depreciation	1,743	2,375	—	4,118
Interest	549	3,872	—	4,421
Intercompany interest	(10)	459	—	449

Total expenses	2,740	8,370	—	11,110

Net income (loss)	$1,854	$(329)	$329	$1,854

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through September 30, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,314	$7,062	$—	$11,376
Equity loss in affiliates	(230)	—	230	—
Interest and other income	55	28	—	83

Total revenues	4,139	7,090	230	11,459

Expenses:
Property-level operating expenses	—	828	—	828
General, administrative and professional fees	430	475	—	905
Restricted stock amortization	22	31	—	53
Depreciation	1,541	2,105	—	3,646
Interest	646	3,504	—	4,150
Intercompany interest	(119)	377	—	258

Total expenses	2,520	7,320	—	9,840

Net income (loss)	$1,619	$(230)	$230	$1,619

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Property-level operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Depreciation	192	295	—	487
Interest	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$5,783	$466	$—	$6,249

Net cash used in investing activities	—	(13)	—	(13)

Cash flows from financing activities:
Repayment of debt	(9,239)	(958)	—	(10,197)
Cash distribution from (to) partner	3,419	(342)	—	3,077

Net cash used in financing activities	(5,820)	(1,300)	—	(7,120)

Net decrease in cash and cash equivalents	(37)	(847)	—	(884)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$326	$—	$326

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through September 30, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$3,157	$1,617	$—	$4,774

Net cash used in investing activities	—	(37)	—	(37)

Cash flows from financing activities:
Repayment of debt	(3,667)	(698)	—	(4,365)
Proceeds from issuance of note payable to affiliate	7,500	—	—	7,500
Cash distribution to partner	(34,109)	(1,067)	—	(35,176)

Net cash used in financing activities	(30,276)	(1,765)	—	(32,041)

Net decrease in cash and cash equivalents	(27,119)	(185)	—	(27,304)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$33	$683	$—	$716

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation: (a) the ability and willingness of our operators, tenants, borrowers and other third parties to meet and/or perform the obligations under their various contractual arrangements with us; (b) the ability and willingness of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”) and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”) to meet and/or perform their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities under our respective contractual arrangements with Kindred, Brookdale and Alterra; (c) the ability of our operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities, including without limitation, their existing credit facilities; (d) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments; (e) the nature and extent of future competition; (f) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (g) increases in our cost of borrowing; (h) the ability of our operators to deliver high quality care and to attract patients; (i) the results of litigation affecting us; (j) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (k) our ability to pay down, refinance, restructure, and/or extend our indebtedness as it becomes due; (l) the movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement; (m) our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations; (n) final determination of our taxable net income for the year ending December 31, 2005; (o) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; (p) risks associated with our acquisition of Provident Senior Living Trust (“Provident”), including our ability to timely and fully realize expected revenues and cost savings from the merger; (q) the impact on the liquidity, financial condition and results of operations of our operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators to accurately estimate the magnitude of such liabilities; and (r) the value of our rental reset right with Kindred, which is dependent on a variety of factors and is highly speculative. Many of these factors are beyond our control and the control of our management.

Kindred Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred contained in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information, or has been provided to us by Kindred. We have not verified this information either through an independent investigation or otherwise. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s publicly available filings from the Commission.

Brookdale Information

On August 10, 2005, Brookdale Senior Living Inc. (together with its affiliates, “Brookdale Senior Living”), a holding company formed in June 2005 for the purpose of combining the operations of Brookdale and Alterra, filed with the Commission a registration statement on Form S-1 relating to the initial public offering of its common stock. The registration statement, as amended, contains combined financial and other information of Brookdale and Alterra and can be found on the Commission’s website at www.sec.gov. If it completes its initial public offering, Brookdale Senior Living will become subject to the reporting requirements of the Commission. The information related to Brookdale Senior Living contained in this Quarterly Report on Form 10-Q is derived from filings made with the Commission or other publicly available information or has been provided to us by Brookdale Senior Living. We have not verified this information through an independent investigation or otherwise. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s publicly available filings from the Commission.

Background Information

We are a healthcare REIT with a geographically diverse portfolio of healthcare and seniors housing facilities. As of September 30, 2005, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 139 seniors housing and other facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred leased 225 of our facilities as of September 30, 2005. We also had real estate loan investments relating to 33 healthcare and seniors housing facilities as of September 30, 2005.

We conduct substantially all of our business through a wholly owned operating partnership, Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned limited liability company, Ventas Finance I, LLC (“Ventas Finance”), a wholly owned limited partnership, PSLT OP, L.P., and ElderTrust Operating Limited Partnership (“ETOP”), a limited partnership in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing such facilities to third parties.

Our business strategy is comprised of two primary objectives: diversifying our portfolio of properties and increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, facility type and reimbursement source. We intend to invest in or acquire additional healthcare-related and/or seniors housing assets across a wide spectrum.

As of September 30, 2005, approximately 33.8% and 35.4% of our properties, based on their original cost, were operated by Kindred and Brookdale, respectively. Approximately 63.2% of our total revenues for the nine months ended September 30, 2005 was derived from our master lease agreements with Kindred (the “Kindred Master Leases”).

Recent Developments Regarding Litigation

We have agreed to settle the action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232, filed by us as plaintiffs in the Superior Court of the District of Columbia. Under the settlement, a payment of $25.5 million will be made to us on behalf of Sullivan & Cromwell in the fourth quarter of 2005. After payment of expenses for this action, including the contingent fee for our outside legal counsel, Myron Cherry & Associates LLC, Chicago, Illinois, we expect to net approximately $16.0 million from the settlement. We expect to use the settlement proceeds to establish a charitable foundation, repay debt and for other corporate purposes.

Recent Developments Regarding Acquisitions

Provident

On June 7, 2005, we completed the acquisition of Provident (the “Provident Acquisition”) in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned senior living properties located in the United States. Pursuant to the Provident Acquisition, we acquired 68 independent or assisted living facilities in 19 states comprised of approximately 6,819 residential living units all of which are leased to affiliates of Brookdale and Alterra pursuant to triple-net leases with renewal options. As of September 30, 2005, the aggregate annualized contractual cash rent expected from the Provident properties was approximately $83.3 million.

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

As a result of the Provident Acquisition, Brookdale became a significant source of our total revenues. Approximately 24.4% of our total revenues for the three months ended September 30, 2005 was derived from our lease agreements with Brookdale. In September 2005, Brookdale was combined, through a series of mergers, with Alterra under a new holding company, Brookdale Senior Living. As a result of this combination, Brookdale Senior Living is expected to account for a greater portion of our total revenues in future periods. For the three months ended September 30, 2005, revenues derived from Brookdale and Alterra were approximately 31.6% of our total revenues.

Also as a result of the Provident Acquisition, we assumed substantially all of Provident’s liabilities, including those that Provident may have succeeded to when it acquired the ownership interests in certain Brookdale-related and Alterra-related entities in 2004. See “Note 10–Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Subject to certain limitations and restrictions, if during the first six years of the initial term of the Brookdale leases we, either voluntarily or at the request of Brookdale, obtain new mortgage debt or refinance existing mortgage debt on property covered by a Brookdale lease, then we may be required to pay to Brookdale the net proceeds from any such mortgage debt financing or refinancing. Subject to certain limitations and conditions, Brookdale may request that we obtain new mortgage debt or refinance existing mortgage debt on the property covered by the Brookdale leases and we have agreed to use commercially reasonable efforts to pursue any such financing or refinancing from the holder of the then existing mortgage debt on the applicable Brookdale property. In connection with any such financing or refinancing, the rent for the applicable Brookdale property will be increased using a recomputed lease basis increased by an amount equal to the net financed proceeds paid to Brookdale plus any fees, penalties, premiums or other costs related to such financing or refinancing. In addition, if the monthly debt service on any financed or refinanced proceeds paid to Brookdale exceeds the rent increase attributable to those financed or refinanced proceeds, then Brookdale is required to pay the excess. In addition, under certain circumstances, Brookdale will also be required to pay additional amounts relating to increases in debt service and other costs relating to any such financing or refinancing.

Other Acquisitions

During the nine months ended September 30, 2005, we acquired 22 seniors housing facilities, an adjacent parcel of land and one hospital for an aggregate purchase price of $258.0 million. The seniors housing facilities and the hospital are leased under triple-net leases, each having initial terms ranging from 10 to 15 years and initially providing aggregate, annual cash base rent of approximately $22.3 million, subject to escalation as provided in the leases.

Additionally, during the nine months ended September 30, 2005, we acquired three medical office buildings for an aggregate purchase price of $13.0 million in two separate transactions. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged managers to manage the operations at the medical office buildings.

Subsequent to September 30, 2005, we acquired an independent and assisted living facility for an aggregate purchase price of $19.5 million. This facility is leased under a triple-net lease, having an initial term of 10 years and initially providing aggregate, annual cash base rent of approximately $1.6 million, subject to escalation as provided in the lease.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On February 3, 2005, the Centers for Medicare & Medicaid Services (“CMS”) published a proposed rule to update payment rates for the 2006 rate year (July 1, 2005 through June 30, 2006) under the prospective payment system for long-term acute care hospitals (“LTAC PPS”). The final rule updating 2006 payment rates under LTAC PPS was published by CMS on May 6, 2005. In the final rule, CMS, among other things, increased the inflationary rate from 3.1% under the proposed rule to 3.4% and eliminated the budget neutrality adjustment. CMS estimates that the combined effect of these changes will increase rate year 2006 Medicare revenues for long-term acute care hospitals by approximately 5.3%.

On May 4, 2005, CMS published a proposed rule to update the categorization system for each defined patient category (called “Long Term Care—Diagnosis Related Groups” or “LTC-DRGs”) for the LTAC PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006). The final rule updating fiscal year 2006 LTC-DRGs was published by CMS on August 12, 2005. In the final rule, CMS, among other things, revised the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG and revised the minimum average length of stay requirements for each LTC-DRG necessary to receive full payment under the system. CMS estimates that the combined effect of these changes will decrease fiscal year 2006 Medicare revenues for long-term acute care hospitals by approximately 4.2%.

We are currently analyzing these rules and at this time we cannot predict what impact they will have on the liquidity or profitability of the operators of our long-term acute care hospitals.

Medicare Reimbursement; Skilled Nursing Facilities

On May 19, 2005, CMS published a proposed rule to update the prospective payment system for skilled nursing facilities (“SNF PPS”). The final rule updating SNF PPS was published by CMS on August 4, 2005. Under the final rule, CMS, among other things, refined the resource utilization groups (“RUGs”) by adding nine new payment categories which determine the daily payments for Medicare beneficiaries in skilled nursing facilities (the “RUGs Refinement”). The result of this refinement was to eliminate the temporary “add-on” payments that Congress enacted as part of the Balanced Budget

Refinement Act of 1999. CMS also increased the case mix index for all of the RUGs categories. The increase in the index is equal to about half of the value of the temporary “add-on” payment that ends with the refinement of the current system. CMS estimates that the increase in payments along with the RUGs Refinement, together with an annual inflation increase of 3.1%, will result in a small overall increase in skilled nursing facility Medicare payments in fiscal year 2006. The RUGs Refinement under the final rule will be implemented on January 1, 2006, and the market basket increase was implemented on October 1, 2005.

We are currently analyzing this rule and at this time we cannot predict what impact it will have on the liquidity or profitability of the operators of our skilled nursing facilities.

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

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2005 and 2004

The table below shows our results of operations for the three months ended September 30, 2005 and 2004 and the absolute and percentage change in those results from period to period.

			Change
	2005	2004	$	%
	(dollars in thousands)
Revenues:
Rental income	$93,771	$60,310	$33,461	55%
Interest income from loans receivable	1,573	763	810	106
Interest and other income	791	189	602	319

Total revenues	96,135	61,262	34,873	57
Expenses:
Property-level operating expenses	677	372	305	82
General, administrative and professional fees	6,109	4,047	2,062	51
Restricted stock amortization	471	321	150	47
Depreciation	27,740	13,204	14,536	110
Interest	32,417	16,848	15,569	92
Loss on extinguishment of debt	—	1,370	(1,370)	(100)

Total expenses	67,414	36,162	31,252	86

Income before discontinued operations	28,721	25,100	3,621	14
Discontinued operations	—	197	(197)	(100)

Net income	$28,721	$25,297	$3,424	14%

Revenues

The increase in our third quarter 2005 rental income over the same period in 2004 reflects (i) a $26.2 million increase resulting from the Provident Acquisition, (ii) a $1.7 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2005, and (iii) substantially all of the remainder in additional rent relating to the properties acquired during the nine months ended September 30, 2005 and the period from July 1 to December 31, 2004. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest income from loans receivable is primarily due to loans made or acquired by us during the nine months ended September 30, 2005. See “Note 6—Loans Receivable, Net” of the Notes to Condensed Consolidated Financial Statements.

Expenses

The increase in our third quarter 2005 property-level operating expenses is attributable to our acquisition of additional medical office buildings during the nine months ended September 30, 2005 and the period from July 1 to December 31, 2004.

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

Depreciation expense increased primarily due to the properties acquired during the nine months ended September 30, 2005 and the period from July 1 to December 31, 2004. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest expense was primarily attributable to an $18.3 million increase from increased debt to fund acquisitions made during the nine months ended September 30, 2005 and the period from July 1 to December 31, 2004, partially offset by a $2.8 million decrease from lower effective interest rates. Our effective interest rate decreased to 7.5% for the three months ended September 30, 2005, from 8.1% for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 and 2004

The table below shows our results of operations for the nine months ended September 30, 2005 and 2004 and the absolute and percentage change in those results from period to period.

			Change
	2005	2004	$	%
	(dollars in thousands)
Revenues:
Rental income	$229,052	$171,584	$57,468	33%
Interest income from loans receivable	3,717	2,274	1,443	63
Interest and other income	2,523	772	1,751	227

Total revenues	235,292	174,630	60,662	35
Expenses:
Property-level operating expenses	1,870	869	1,001	115
General, administrative and professional fees	16,682	12,801	3,881	30
Restricted stock amortization	1,397	871	526	60
Depreciation	59,291	36,096	23,195	64
Interest	72,515	48,968	23,547	48
Loss on extinguishment of debt	—	1,370	(1,370)	(100)

Total expenses	151,755	100,975	50,780	50

Income before net loss on real estate disposals and discontinued operations	83,537	73,655	9,882	13
Net loss on real estate disposals	(175)	—	(175)	nm

Income before discontinued operations	83,362	73,655	9,707	13
Discontinued operations	—	571	(571)	(100)

Net income	$83,362	$74,226	$9,136	12%

nm = not meaningful

Revenues

The increase in our first nine months 2005 rental income over the same period in 2004 reflects (i) a $33.1 million increase resulting from the Provident Acquisition, (ii) a $5.0 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2005 and 2004, and (iii) the recognition of $19.2 million in additional rent relating to the properties acquired during the nine months ended September 30, 2005 and the year ended December 31, 2004. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest income from loans receivable is primarily due to loans made or acquired by us during the nine months ended September 30, 2005. See “Note 6—Loans Receivable, Net” of the Notes to Condensed Consolidated Financial Statements.

Expenses

The increase in our first nine months 2005 property-level operating expenses is attributable to our acquisition of additional medical office buildings during the nine months ended September 30, 2005 and the year ended December 31, 2004.

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

Depreciation expense increased primarily due to the properties acquired during the nine months ended September 30, 2005 and the year ended December 31, 2004. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest expense was primarily attributable to a $29.5 million increase from increased debt to fund acquisitions made during the nine months ended September 30, 2005 and the year ended December 31, 2004, partially offset by a $6.5 million decrease from lower effective interest rates. Our effective interest rate decreased to 7.7% for the nine months ended September 30, 2005 from 8.4% for the nine months ended September 30, 2004.

Funds from Operations

Our funds from operations (“FFO”) for the three and nine months ended September 30, 2005 and 2004 are summarized in the following table (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$28,721	$25,297	$83,362	$74,226
Adjustments:
Depreciation on real estate assets	27,622	13,102	58,987	35,815
Net loss on real estate disposals	—	—	175	—
Other items:
Discontinued operations
Real estate depreciation – discontinued	—	51	—	153

Funds from operations	$56,343	$38,450	$142,524	$110,194

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

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of our financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, our principal sources of liquidity were cash flows from operations, proceeds from debt and equity issuances and borrowings under our revolving credit facility. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or equity offerings.

We intend to continue to fund future investments through cash flows from operations, borrowings under our revolving credit facility, assumption of indebtedness, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of September 30, 2005, we had cash and cash equivalents of $5.8 million, escrow deposits and restricted cash of $56.4 million and unused credit availability of $203.4 million under our revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operating activities were $171.6 million and $124.6 million for the nine months ended September 30, 2005 and 2004, respectively. The increase primarily resulted from FFO that was higher for the nine months ended September 30, 2005 as a result of our investment activity and favorable changes in operating assets and liabilities at September 30, 2005.

Cash Flows from Investing Activities

Cash flows used in investing activities were $618.3 million and $280.1 million for the nine months ended September 30, 2005 and 2004, respectively. These activities consisted primarily of our investments in real estate and mortgage loans during the nine months ended September 30, 2005 and 2004.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2005 totaled $449.1 million and consisted primarily of proceeds from new debt issuances of $400.0 million, proceeds from issuances of common stock of $106.6 million and net borrowings on our revolving credit facility of $56.9 million, partially offset by $88.6 million of cash dividend payments to stockholders and repayment of debt of $19.2 million. Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $77.2 million and included net borrowings of $173.5 million under our revolving credit facility and $75.8 million of proceeds from the issuance of common stock, partially offset by $103.5 million of cash dividend payments and repayment of debt of $65.9 million.

During the nine months ended September 30, 2005 and 2004, we received $4.7 million and $16.9 million in proceeds from the exercise of approximately 0.4 million and 1.2 million stock options, respectively. During the nine months ended September 30, 2005 and 2004, approximately 181,000 and 327,000 shares of common stock have been purchased under our Distribution Reinvestment and Stock Purchase Plan for approximately $4.9 million and $7.8 million, respectively. Beginning in March 2005, we began offering a 1% discount on the purchase price of our stock to stockholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. During 2004, we offered a 2% discount. Each month or quarter, as applicable, we may increase, reduce or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

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

On June 14, 2005, we completed the offering of $50 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which was in addition to the $125 million aggregate principal amount of the 2014 Senior Notes, originally issued in October 2004. The $50 million principal amount of the 2014 Senior Notes was issued at a 1% discount to par value. The $50 million aggregate principal amount and the $125 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture. We used the net proceeds from the sale of these notes to repay outstanding indebtedness under our revolving credit facility.

The 2010 Senior Notes, the 2015 Senior Notes and the 2014 Senior Notes are subject to a number of restrictive covenants. See “Note 7–Borrowing Arrangements” of the Notes to Condensed Consolidated Financial Statements.

Pursuant to the registration rights agreements entered into in connection with the 2010 Senior Notes and 2015 Senior Notes offering and the 2014 Senior Notes offering, on October 28, 2005, we completed offers to exchange each series of notes with a new series of notes that are registered under the Securities Act and are otherwise substantially identical to the applicable series of outstanding notes, except that certain transfer restrictions, registration rights and additional interest do not apply to the new notes. We did not receive any proceeds in connection with the exchange offers.

Equity Offering

On July 6, 2005, we sold 3.2 million shares of our common stock in an underwritten public offering under our universal shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our revolving credit facility. After completion of the offering, approximately $501.0 million of securities remains available for offering under the universal shelf registration statement.

Executive Officer 10b5-1 Plans

Debra A. Cafaro, Chairman, Chief Executive Officer and President of the Company, and T. Richard Riney, Executive Vice President and General Counsel of the Company, have adopted non-discretionary, written trading plans that comply with Rule 10b5-1 of the Commission. Ms. Cafaro’s plan currently covers 114,658 shares of common stock and Mr. Riney’s plan currently covers 20,000 shares of common stock, in each case that are expected to be acquired through the exercise of options previously granted to such officer as a portion of his or her long-term incentive compensation. Both plans are expected to be in effect through December 2005. At October 26, 2005, Ms. Cafaro and Mr. Riney owned approximately 1.3 million shares and 0.4 million shares, respectively, of our common stock and options to purchase our common stock.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flows in future periods as of September 30, 2005 (in thousands).

	Total	Less than 1 year		1-3 years	3-5 years		More than 5 years
Debt obligations (1) (2)	$2,534,568	$389,221	(3)	$391,913	$697,227	(4)	$1,056,207	(5)
Obligations under interest rate swap agreement (2)	6,177	3,963		2,214	—		—
Operating lease obligations	2,870	936		1,240	694		—

Total	$2,543,615	$394,120		$395,367	$697,921		$1,056,207

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt and obligations under the interest rate swap were based on forward rates obtained as of September 30, 2005.

(3)	Includes a $206.4 million balloon payment due December 2006 on the CMBS Loan.

(4)	Includes $174.2 million outstanding principal amount of the 2009 Senior Notes and $175.0 million of the 2010 Senior Notes.

(5)	Includes $191.8 million outstanding principal amount of the 2012 Senior Notes, $175.0 million of the 2014 Senior Notes and $175.0 million of the 2015 Senior Notes.

Reset Right

We have a one-time reset right (the “Reset Right”) under each of the Kindred Master Leases, exercisable by notice (the “Reset Notice”), given by us on or after January 20, 2006 and on or before July 19, 2007, under which we may increase the base annual rent to a then fair market rental rate, commencing as early as July 19, 2006, for a total fee of $4.6 million payable by us on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. We currently intend to give the Reset Notice on January 20, 2006 in the absence of an earlier consensual agreement between us and Kindred regarding the Reset Right. The Reset Right applies to the four original Kindred Master Leases on a lease-by-lease basis. The Reset Rights under subsequent Kindred Master Leases derived from one of the four original Kindred Master Leases can only be exercised in conjunction with the exercise of the Reset Right under the applicable original Kindred Master Lease. If the Reset Right is exercised for any Kindred Master Lease, the annual escalations currently applicable to that particular Kindred Master Lease may be altered, depending on market conditions at the time.

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

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from loans receivable. Our obligations under our revolving credit facility, the CMBS Loan and certain mortgage loans are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of certain of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, on September 28, 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. On December 11, 2003, due to our lower expected future variable debt balances, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. There are no collateral requirements under the Swap. The notional amount of the Swap is scheduled to decline from $330.0 million as follows:

Notional Amount	Date
$300,000,000	June 30, 2006
150,000,000	June 30, 2007
—	June 30, 2008

To highlight the sensitivity of the Swap and fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2005 and December 31, 2004 (in thousands):

	As of September 30, 2005		As of December 31, 2004
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
Notional amount	$330,000	N/A	$330,000	N/A
Book value	N/A	$(1,385,846)	N/A	$(582,251)
Fair value (a)	(6,177)	(1,427,350)	(16,550)	(635,990)
Fair value reflecting change in interest rates: (a)
-100 BPS	(12,506)	(1,501,105)	(25,489)	(672,024)
+100 BPS	(32)	(1,358,604)	(7,917)	(602,641)

(a)	The change in fair value of the Swap was due to a general increase in interest rates. The change in fair value of fixed rate debt was due to the issuance of approximately $400.0 million of fixed rate senior notes and the assumption of approximately $420.5 million of fixed rate debt as a result of our acquisitions closed during the nine months ended September 30, 2005, partially offset by a general increase in interest rates.

N/A    Not applicable.

We had approximately $425.5 million of variable rate debt outstanding as of September 30, 2005 and approximately $260.9 million of variable rate debt outstanding as of December 31, 2004. The increase in our outstanding variable rate debt from December 31, 2004 is primarily attributable to the funding of acquisitions, including the assumption of variable rate debt. The Swap effectively hedges $330.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $330.0 million are subject to interest rate changes. However, pursuant to terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $109.9 million, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. As of September 30, 2005, there was minimal cash flow impact from the fluctuation of interest rates on variable rate debt since we effectively hedged nearly all of our variable rate debt. The carrying value of our variable rate debt approximates fair value. The fair value of our fixed rate debt is based on open market trading activity provided by a third party for our senior notes and based on rates offered for similar arrangements for our mortgage indebtedness.

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

Based upon their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the third quarter of 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 9–Litigation” of the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there has been no material change in the status of the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description of Document	Location of Document
4.1	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.2	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-127262), as amended.

4.3	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.4	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-127262), as amended.

4.5	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-127262), as amended.

10.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Filed herewith.

10.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (formerly Provident Senior Living Trust) relating to the Agreement Regarding Leases.	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (formerly Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (formerly Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (formerly Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (formerly Provident Senior Living Trust) and BLC Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (formerly Provident Senior Living Trust) and BLC Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004 between Alterra Healthcare Corporation and Ventas Provident, LLC (formerly Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2005

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Senior Vice President and
Chief Financial Officer

Exhibits

Exhibit Number	Description of Document	Location of Document
4.1	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Filed herewith.

4.2	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-127262), as amended.

4.3	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Filed herewith.

4.4	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-127262), as amended.

4.5	Supplemental Indenture dated as of September 14, 2005 by and among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-127262), as amended.

10.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Filed herewith.

10.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (formerly Provident Senior Living Trust) relating to the Agreement Regarding Leases.	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (formerly Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (formerly Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (formerly Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (formerly Provident Senior Living Trust) and BLC Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (formerly Provident Senior Living Trust) and BLC Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

10.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004 between Alterra Healthcare Corporation and Ventas Provident, LLC (formerly Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, File No. 333-120206, as amended.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.