Form 10-K
period 2005-12-31
VENTAS INC
filed 2006-02-28
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.25 per share, held by non-affiliates of the Registrant as of June 30, 2005 was approximately $3.0 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 24, 2006, 103,810,735 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2006 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation:

•	the ability and willingness of our operators, tenants, borrowers and other third parties to meet and/or perform the obligations under their various contractual arrangements with us;

•	the ability and willingness of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”) and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”) to meet and/or perform their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities under our respective contractual arrangements with Kindred, Brookdale and Alterra;

•	the ability of our operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities;

•	our success in implementing our business strategy and our ability to identify, underwrite, consummate and integrate diversifying acquisitions or investments, including those in different asset types and outside the United States;

•	the nature and extent of future competition;

•	the extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	increases in our cost of borrowing;

•	the ability of our operators to deliver high quality care and to attract patients;

•	the results of litigation affecting us;

•	changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	the movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

•	our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	final determination of our taxable net income for the year ended December 31, 2005 and for the year ending December 31, 2006;

•	the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•	the impact on the liquidity, financial condition and results of operations of our operators, tenants and borrowers resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators, tenants and borrowers to accurately estimate the magnitude of these liabilities; and

•	the value of our rental reset right with Kindred (the “Reset Right”), which is dependent on a variety of factors and is highly speculative.

Many of these factors, some of which are described in greater detail in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.

Kindred and Brookdale Senior Living Information

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. During the fourth quarter of 2005, Brookdale Senior Living completed the initial public offering of its common stock pursuant to a registration statement on Form S-1, which contains combined financial and other information of Brookdale and Alterra. As a result, Brookdale Senior Living is also now subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Annual Report on Form 10-K is derived from filings made by Kindred or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ElderTrust Operating Limited Partnership (“ETOP”) to file an Annual Report on Form 10-K for the year ended December 31, 2005. Such Annual Report, upon filing, shall be deemed incorporated by reference in this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

BUSINESS

Overview

We are a healthcare REIT incorporated in Delaware in 1985. We own a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of December 31, 2005, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 139 seniors housing and other facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. As of December 31, 2005, Kindred leased 225 of our facilities. We also had real estate loan investments relating to 30 healthcare-related and seniors housing facilities as of December 31, 2005.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. (“PSLT OP”) and Ventas Finance I, LLC (“Ventas Finance”), and ETOP, in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties.

We operate through one reportable segment: investment in real estate. See our Consolidated Financial Statements and the related notes, including “Note 2—Summary of Significant Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Our business strategy is comprised of two primary objectives: (1) diversifying our portfolio of properties and (2) increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, facility type, geography and reimbursement source through investments in, and/or acquisitions or development of, additional healthcare-related and/or seniors housing assets across a wide spectrum.

Portfolio of Properties

As of December 31, 2005, Ventas Realty owned 314 of our facilities, consisting of 39 hospitals, 156 skilled nursing facilities and 119 seniors housing and other facilities (including 68 seniors housing and other facilities owned by PSLT OP), Ventas Finance owned 39 of our skilled nursing facilities, and ETOP owned seventeen of our facilities, consisting of five skilled nursing facilities and twelve seniors housing and other facilities. We and certain of our other subsidiaries owned the remaining ten facilities.

The following table provides an overview of our portfolio of properties and other real estate investments as of and for the year ended December 31, 2005:

	As of and For the Year Ended December 31, 2005
Portfolio by Type	# of Properties	# of Beds/Units	Revenue (1)	Percent of Total Revenues		Original Investment	Percent of Original Investment	Original Investment Per Bed/Unit	Number of States (2)
	(dollars in thousands)
Healthcare and Seniors Housing Facilities
Skilled nursing facilities	200	25,518	$141,594	42.5%		$833,088	27.5%	$32.6	30
Hospitals	41	3,953	74,693	22.4%		338,715	11.2%	85.7	19
Seniors housing facilities	120	13,137	100,809	30.3%		1,802,605	59.5%	137.2	29
Other facilities	19	122	7,623	2.3%		53,488	1.8%	nm	5

Total healthcare and seniors housing facilities	380	42,730	$324,719	97.5%		$3,027,896	100%		42

Other Real Estate Investments
Loans receivable	30	2,424	5,001	1.5%

Total	410	45,154	$329,720	99.0	%(3)

(1)	Includes (i) revenue of $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock in connection with Kindred’s emergence from bankruptcy in April 2001 and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rent under our leases with Kindred and (ii) $0.1 million from subleases under our leases with Kindred.
(2)	As of December 31, 2005, we owned healthcare properties located in 42 states operated by eighteen different operators.
(3)	The remainder of our total revenues is interest and other income.

nm - not meaningful.

Healthcare and Seniors Housing Facilities

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

Seniors Housing Facilities.    Our seniors housing facilities are comprised of assisted and independent living facilities that offer residential units on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Residents of these facilities are provided meals in a central dining area and engage in group activities organized by the staff. Assisted living residents may also be provided personal supervision and daily assistance with eating, bathing, grooming and administering medication that make it possible for them to live independently.

Other Facilities.    Our other facilities consist of medical office buildings, which offer office space primarily to physicians and other healthcare-related businesses, and personal care facilities, which provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

Other Real Estate Investments

As of December 31, 2005, our other real estate investments consisted of six first mortgage loans in the outstanding aggregate principal amount of $36.3 million and a mezzanine loan made to Trans Healthcare, Inc. (“THI”) in the outstanding principal amount of $4.0 million.

Each first mortgage loan accrues interest at a rate of nine percent per annum and provides for monthly amortization of principal with a balloon payment maturity date ranging between February and November 2010. Three of these loans were extended in conjunction with the buy-out of our $21.4 million investment in eight distressed mortgage loans and are guaranteed by a third party, unrelated to the borrower, and its two principals. The remaining three loans are guaranteed by an affiliate of the borrower and its two principals.

See “Note 7—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Diversification

Our portfolio of healthcare-related and seniors housing facilities is broadly diversified by geographic location in the United States, with facilities in two states comprising more than ten percent of our 2005 total revenues. The following table shows our rental income derived by geographic location for the year ended December 31, 2005:

	For the Year Ended December 31, 2005
	Rental Income (1)	Percent of Total Revenues
	(dollars in thousands)
State
California	$35,569	10.7%
Illinois	35,288	10.6%
Massachusetts	31,446	9.4%
Florida	23,010	6.9%
Ohio	16,965	5.1%
Indiana	16,748	5.0%
Kentucky	13,547	4.1%
Pennsylvania	12,743	3.8%
North Carolina	11,615	3.5%
Texas	10,875	3.3%
Other (32 states)	116,913	35.1%

Total	$324,719	97.5	%(2)

(1)	Includes (i) revenue of $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock in connection with Kindred’s emergence from bankruptcy in April 2001 and the amortization of the deferred revenue recorded from the receipt of $4.5 million of additional future rent under our leases with Kindred and (ii) $0.1 million from subleases under our leases with Kindred.
(2)	The remainder of our total revenues is interest from loans receivable and interest and other income.

Certificates of Need

A majority of our skilled nursing facilities and hospitals are located in states that have certificate of need (“CON”) requirements. A CON, which is issued by a governmental agency with jurisdiction over healthcare facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator’s ability to expand our properties in certain circumstances.

The following table shows the percentage of our rental income derived by skilled nursing facilities and hospitals in states with and without CON requirements for the year ended December 31, 2005:

	For the Year Ended December 31, 2005
	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	68.8%	54.8%	64.0%
States without CON requirements	31.2%	45.2%	36.0%

Total	100.0%	100.0%	100.0%

Provident Acquisition

On June 7, 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned seniors living properties located in the United States. Pursuant to the Provident acquisition, we acquired 68 independent and assisted living facilities in nineteen states comprised of approximately 6,819 residential living units, all of which are leased to Brookdale and Alterra under triple-net leases with renewal options. In September 2005, Brookdale and Alterra were combined, through a series of mergers, under a new holding company, Brookdale Senior Living. During the fourth quarter of 2005, Brookdale Senior Living completed the initial public offering of its common stock.

We funded the cash portion of the purchase price for the Provident acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale $350.0 aggregate principal amount of senior notes and borrowings under our revolving credit facility. Additionally, we issued approximately 15.0 million shares of common stock and common stock equivalents to Provident equity holders as part of the purchase price for the Provident acquisition, and we assumed approximately $459.4 million of property-level mortgage debt.

Significant Tenants

As of December 31, 2005, approximately 33.6 percent and 45.8 percent of our properties, based on their original cost, were operated by Kindred and Brookdale Senior Living, respectively, and for the year ended December 31, 2005, Kindred and Brookdale Senior Living accounted for approximately 59.8 percent and 22.9 percent, respectively, of our total revenues. Our reliance on Kindred is a result of our spin off of Kindred in May 1998, pursuant to which we transferred to Kindred our previous hospital, nursing facility and ancillary services businesses and we retained substantially all of the real property which we leased to Kindred. Our reliance on Brookdale Senior Living is a result of our acquisition of Provident in June 2005 and the subsequent combination of Brookdale and Alterra described above.

Because Kindred and Brookdale Senior Living lease a substantial portion of our properties and are the primary sources of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy these obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity. See “Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT” included in Item 1A of this Annual Report on Form 10-K.

Kindred Master Leases

Each of our master lease agreements with Kindred (collectively, the “Kindred Master Leases”) is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. The properties leased to Kindred pursuant to each Kindred Master Lease are grouped into renewal bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years, commencing May 1, 1998, and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at an annual rate of 3.5 percent over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease) if certain Kindred revenue parameters are met. Subject to any increase resulting from our exercise of the Reset Right described below, assuming such Kindred revenue parameters are met, Base Rent due under the Kindred Master Leases will be $205.9 million from May 1, 2006 to April 30, 2007. See “Note 3—Revenues from Properties” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We have a one-time right under each Kindred Master Lease (the “Reset Right”), exercisable by notice (the “Reset Notices”) given on or after January 20, 2006 and on or before July 19, 2007, to increase the rent to a then fair market rental rate for a total fee of $4.6 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. If we deliver the Reset Notices prior to July 19, 2006, the increased rent, if any, would be effective on July 19, 2006, and if we deliver the Reset Notices after July 19, 2006, the increased rent, if any, would be effective on the date the Reset Notices are delivered. The Reset Right applies to the original Kindred Master Leases on a lease-by-lease basis. If the Reset Right is exercised for any Kindred Master Lease, the annual escalations currently applicable to that particular Kindred Master lease may be altered or reduced, depending on market conditions at the time.

On January 19, 2006, the Centers for Medicare & Medicaid Services (“CMS”) issued a proposed rule regarding 2007 fiscal year payments for long-term acute care hospitals. The proposed rule contains a number of proposed changes to current long-term acute care hospitals payment policy that could result in an eleven percent Medicare rate cut to long-term acute care hospitals. The rule proposed by CMS remains subject to industry comment and is not expected to be final until sometime in the second quarter of 2006. See “Government Regulation—Medicare Reimbursement; Long-Term Acute Care Hospitals.” We have not yet given the Reset Notices because we are analyzing the potential impact, if any, of CMS’s proposed rule on Kindred and on our portfolio of 39 Kindred-operated long-term acute care hospitals. We are also assessing the likelihood that the proposed rule will be adopted in its current form or modified as a result of industry comment and review. Based on our preliminary analysis of the rule and the performance of our Kindred-operated facilities, we believe the Reset Right should deliver significant value for our shareholders; however, the value of the Reset Right is highly speculative and is dependent on and may be influenced by a variety of factors and market conditions, including without limitation Medicare and Medicaid rules and regulations, EBITDARM (defined as earnings before interest, income taxes, depreciation, amortization, rent and management fees) to rent coverage ratios and the terms of the Kindred Master Leases. Changes in one or any combination of these or other factors could have a material impact on the value of the Reset Right. In no event will the base rent under the Kindred Master Leases decrease as a result of the Reset Right. We cannot assure you as to the value of the Reset Right, including the value that may be determined by the independent appraiser selected under the Kindred Master Leases, whose determination is final.

Brookdale Senior Living Leases

Each of our leases with subsidiaries of Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents affecting the properties. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 (in the case of fifteen “Grand Court” facilities we acquired in early 2004) or October 19, 2004 (in the case of the facilities we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004 (both in the case of facilities we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Under the terms of the Brookdale leases assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) three percent. Under the terms of the Brookdale leases with respect to the “Grand Court” facilities, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) two percent or (ii) 75 percent of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5 percent. The aggregate annualized contractual cash base rent expected from Brookdale Senior Living for 2006 is approximately $100.9 million. The aggregate annualized contractual GAAP rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) expected from Brookdale Senior Living for 2006 is approximately $119.6 million. See “Note 3–Revenues from Properties” and “Note 12—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Competition

We compete for real property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower cost of capital than we do. Our ability to continue to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us. See “Risks Arising from Our Business—We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional healthcare-related and/or seniors housing assets” included in Item 1A of this Annual Report on Form 10-K and “Note 8–Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The operators of our properties compete on a local and regional basis with other healthcare operators. Their ability to compete successfully for patients at our facilities depends upon several factors, including the quality of care at the facility, the scope of services provided, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our operators’ ability to compete successfully for patients at the properties. See “Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2005, we had 32 full-time employees. We consider the relationship with our employees to be good.

Insurance

We maintain and/or require in our existing leases that our tenants maintain liability and casualty insurance on the properties and their operations. For example, under the Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at the related facilities. However, we cannot assure you that Kindred or our other tenants will maintain such insurance, and any failure by our tenants to do so could have a material adverse effect on our business, financial condition, results of operation and liquidity and on our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We believe that our tenants are in substantial compliance with the insurance requirements contained in their respective leases with us.

We believe that the amount and scope of insurance coverage provided by our own and our tenants’ policies are customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of insurance coverage.

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

We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. In addition, our Guidelines on Governance, the charters for each of our Audit and Compliance, Nominating and Governance and Executive Compensation Committees and our Code of Ethics and Business Conduct are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to Corporate Secretary, Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, Kentucky 40223.

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of our properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. We cannot assure you that adequate reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under their leases with us.

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

Skilled Nursing Facilities.    The operators of our skilled nursing facilities generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing facilities. A loss of licensure or certification could adversely affect a nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Long-Term Acute Care Hospitals.    Substantially all of our hospitals are operated as long-term acute care hospitals, which are hospitals that have a Medicare average length of stay greater than 25 days. Our hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by United States Department of Health and Human Services (“HHS”) relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Assisted Living Facilities.    Assisted living facilities provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident’s physician and skilled nursing facilities. Assisted living facilities are subject to relatively few federal regulations. Instead, they are regulated mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of assisted living facilities around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of these facilities. To date, Congress has deferred to state regulation of assisted living facilities. As a result of the increased federal scrutiny along with the rapid increase in the number of these facilities, some states have revised and strengthened their regulation of assisted living facilities. More states are expected to do the same in the future.

Any significant expansion in the number or type of, or a violation of any of, these federal, state or local laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to make rental payments under their leases with us.

Certificates of Need

Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. A CON is issued by a governmental agency with jurisdiction over healthcare facilities and is at times required for expansion of existing facilities, construction of new facilities, addition of beds, and acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict an operator’s ability to expand our properties in certain circumstances.

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

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect the operators of our properties. The federal laws include:

•	The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs.

•	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law”), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) or Medicaid have ownership interests or certain other financial arrangements.

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

•	The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts.

•	The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

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

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Balanced Budget Act (“BBA”), which contained extensive changes to the Medicare and Medicaid programs, including substantial Medicare reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	Beginning on October 1, 2003, the Center for Medicare & Medicaid Services (“CMS”) instituted a one-time “administrative fix” to increase SNF payment rates by 3.26 percent; and

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”, sometimes referred to as the “Drug Bill”).

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and nursing homes.

The Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on the liquidity, financial condition or results of operations of our operators and tenants, which could have a material adverse effect on their ability to make rental payments to us and which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The BBA mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”), which became effective on October 1, 2002 for cost report periods commencing on or after October 1, 2002. Long-term acute care hospitals have transitioned or are currently transitioning to LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs.

Under LTAC PPS, long-term acute care hospitals are no longer reimbursed on a reasonable cost basis that reflects costs incurred, but rather on a predetermined rate. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.

Updates to the LTAC PPS payment rates are published annually for the long-term acute care hospital rate year (July 1 through June 30). However, annual updates to the LTAC PPS classification system and its relative weighting system (LTC-DRGs) will continue to coincide with the federal fiscal year (October 1 to September 30) as with the prospective payment system for short-term acute care hospitals (DRGs). These updates are regulatorily established each year.

On January 19, 2006, CMS issued a proposed rule to update LTAC PPS payment rates for the 2007 rate year (July 1, 2006 through June 30, 2007). Under this proposed rule, long-term acute care hospitals will receive no market basket inflation increase in Medicare payments starting July 1, 2006. The proposed rule also adds new restrictions on payments for short-stay outlier cases, makes adjustments to the labor portion of the federal rate and increases the outlier fixed loss threshold, along with a slight increase in the budget neutrality adjustment. If this rule becomes final, the combined effective decrease in rate year 2007 Medicare revenues for long-term acute care hospitals would be $362 million, or 11.1 percent on the total historical patient mix and volume.

The January 19, 2006 proposed rule also discusses the research that was to be conducted by Research Triangle Institute (RTI) to determine the feasibility of implementing the recommendations of the Medicare Payment Advisory Commission (MedPac). They were asked to clearly define the role of long-term acute care hospitals in the inpatient continuum of care by establishing facility and patient criteria and for Medicare’s Quality Improvement Organizations (QIOs) to play a larger role in reviewing admissions for medical necessity and for compliance with any facility and patient criteria.

Comments on the January 19, 2006 proposed rule will be accepted until March 20, 2006, and a final rule is expected to be published later in the second quarter of 2006.

On August 12, 2005, CMS published a final rule updating the LTC-DRG categorization system for LTAC PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006). In the final rule, CMS, among other things, revised the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG and revised the minimum average length of stay requirements for each LTC-DRG necessary to receive full payment under the system. CMS estimates that the combined effect of these changes will decrease federal fiscal year 2006 Medicare revenues for long-term acute care hospitals by approximately 4.2 percent.

On May 6, 2005, CMS published a final rule updating the LTAC PPS payment rates for the 2006 rate year (July 1, 2005 through June 30, 2006). Under this final rule, long-term acute care hospitals received a 3.4 percent increase in Medicare payments starting July 1, 2005. In the final rule, CMS, among other things, further increased LTAC PPS rates by reducing the negative budget neutrality adjustment. CMS estimates that the combined effect of these changes will increase rate year 2006 Medicare revenues for long-term acute care hospitals by approximately 5.3 percent.

We cannot assure you that future updates to the LTAC PPS system or Medicare reimbursement for long-term acute care hospitals will not materially adversely impact our operators, which, in turn, could have a

Material Adverse Effect on us. See “Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.

Medicare Reimbursement; Skilled Nursing Facilities

BBA established a prospective payment system for skilled nursing facilities (“SNF PPS”) offering Part A covered services. Under the SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs. Under the SNF PPS, per diem payments are made to nursing home facilities for each resident.

In response to widespread healthcare industry concern about the reductions in payments under BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20 percent starting April 1, 2000 and continuing until case-mix refinements were implemented by CMS, as explained below. Under BBRA, outpatient rehabilitation therapy providers, including Part B nursing facilities, received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005.

During 2003, financial limitations on therapy services went into effect. For Part B nursing facility residents, a $1,500 limit was placed on the reimbursement level for physical therapy/speech language pathology services combined and a separate $1,500 limit for occupational therapy. As a result of administrative delays and litigation, this limitation was only effective from September 1, 2003 through December 8, 2003, the effective date of the Medicare Modernization Act, which included a two-year moratorium on the application of therapy caps until December 31, 2005. On January 1, 2006, the therapy limitations went into effect until the Deficit Reduction Act (“DRA”) was enacted. This new law retroactively established an exception process for the payment of all claims above the limits when such services are medically necessary.

On August 4, 2005, CMS announced an update to SNF PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006). In the final rule, CMS, among other things, refined the resource utilization groups (“RUGs”) by adding nine new payment categories which determine the daily payments for Medicare beneficiaries in skilled nursing facilities (“RUGs Refinement”). The result of this refinement was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA. CMS also increased the case mix index for all of the RUGs categories. The increase in the index is equal to about half of the value of the temporary add-on payment that ended with the refinement of the previous system. CMS estimates that the increase in payments along with the RUGs Refinement, together with an annual inflation increase of 3.1 percent, will result in a small overall increase in skilled nursing facility Medicare payments in federal fiscal year 2006. The RUGs Refinement under the final rule was implemented on January 1, 2006 and the full market basket increase was implemented on October 1, 2005.

We cannot assure you that future updates to the SNF PPS system, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us. See “Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.

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

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to skilled nursing facility providers.

In the DRA, Congress made changes to the Medicaid program that are estimated to result in $10 billion in savings to the federal government over the next five years primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. At this time, it is not possible to predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the United States Government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators, which, in turn, could have a Material Adverse Effect on us.

Nursing Home Quality Initiative

In 2002, HHS launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. Since 2002, investigative and enforcement activities regarding nursing home quality compliance has intensified both on the federal and state administrative levels.

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

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate our properties, we may be held jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been a release or threatened release of a hazardous or toxic substance and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons or property. See “Risks Arising from Our Business—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs” included in Item 1A of this Annual Report on Form 10-K.

We are generally indemnified by the current operators of our properties for contamination caused by those operators. For example, under the Kindred Master Leases, Kindred has agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date (including as a result of migration from adjacent properties not owned or operated by us or any of our affiliates other than Kindred and its direct affiliates). However, we cannot assure you that Kindred or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Kindred or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT” included in Item 1A of this Annual Report on Form 10-K. We have also agreed to indemnify Kindred and certain of our other operators against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the lease commencement date for the applicable leased property.

We did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances and regulations in 2005 and do not expect that we will have to make any such material capital expenditures during 2006.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion of “Certain U.S. Federal Income Tax Considerations” is not exhaustive of all possible tax considerations and is not tax advice. Moreover, this summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder’s circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Internal Revenue Code of 1986, as amended (the “Code”), such as insurance companies, financial institutions and broker-dealers. The Code provisions governing the federal income tax treatment of REITs are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, possibly retroactively.

Federal Income Taxation of Ventas

We elected REIT status beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, we believe that we have satisfied the requirements to qualify as a REIT, and we intend to continue to qualify as a REIT for federal income tax purposes. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on net income that we currently distribute to stockholders. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation.

Notwithstanding our qualification as a REIT, we will be subject to federal income tax on any undistributed taxable income, including undistributed net capital gains at regular corporate rates. In addition, we will be subject to a 4 percent excise tax if we do not satisfy specific REIT distribution requirements. See “—Requirements for Qualification as a REIT—Annual Distribution Requirements.” We may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have (i) net income from the sale or other disposition of “foreclosure property” (see below) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on such income. See “—Requirements for Qualification as a REIT—Asset Tests.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income will be subject to a 100 percent tax.

We may also be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate level tax). If we dispose of any of these assets and recognize gain on the disposition of such asset during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger), then we generally will be subject to regular corporate income tax on the gain equal to the lower of (i) the recognized gain at the time of the disposition or (ii) the built-in gain in that asset as of the date it became a REIT asset. In connection with the sale of any assets, all or a portion of such gain could be treated as ordinary income instead of capital gain and be subject to taxation and/or the minimum REIT distribution requirements.

See “—Requirements for Qualification as a REIT” below for other circumstances in which we may be required to pay federal taxes.

Requirements for Qualification as a REIT

To continue to qualify as a REIT, we must continue to meet the requirements discussed below, relating to our organization, sources of income, nature of assets and distributions of income to stockholders.

Organizational Requirements

The Code defines a REIT as a corporation, trust or association: (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of twelve months, or during a proportionate part of a shorter taxable year (the “100 Shareholder Rule”); (vi) not more than 50 percent in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the “5/50 Rule”); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service (“IRS”) that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets.

We believe, but we cannot assure you, that we have satisfied and will continue to satisfy the organizational requirements. In order to prevent a concentration of ownership of our stock that would cause us to fail the 5/50 Rule or the 100 Shareholder Rule, we have placed certain restrictions on the transfer of our shares that are intended to prevent further concentration of share ownership. However, such restrictions may not prevent us from failing to meet these requirements, and thereby failing to qualify as a REIT.

In addition, to qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. We believe we have not had any accumulated earnings and profits that are attributable to non-REIT periods, although the IRS would be entitled to challenge that determination.

Gross Income Tests

To continue to qualify as a REIT, we must satisfy two annual gross income requirements. First, at least 75 percent of our gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including pledges of equity interest in certain entities holding real property and also including “rents from real property” (as defined in the Code)) and, in certain circumstances, interest on certain types of temporary investment income. Second, at least 95 percent of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing.

We believe, but we cannot assure you, that we have been and will continue to be in compliance with the gross income tests. If we fail to satisfy one or both gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year under certain relief provisions of the Code. If we were eligible to qualify under the relief provisions, a 100 percent tax would be imposed with respect to the income exceeding one or both of the gross income tests.

If we fail to satisfy one or both of the gross income tests and the relief provisions for any year, we will no longer qualify as a REIT. If we lose our REIT status, it would have a Material Adverse Effect on us.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy two tests relating to the nature of our assets. First, at least 75 percent of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75 percent asset test”). Second, of the investments not meeting the requirements of the 75 percent asset test, the value of any one issuer’s debt and equity securities owned by us (other than our interest in any entity classified as a partnership for federal income tax purposes, the stock of a taxable REIT subsidiary (as defined below) or the stock of a qualified REIT subsidiary) may not exceed five percent of the value of our total assets (the “five percent asset test”), and we may not own more than ten percent of any one issuer’s outstanding voting securities or ten percent of the value of any one issuer’s outstanding securities (the “ten percent securities test”), subject to limited “safe harbor” exceptions. In addition, no more than 20 percent of the value of our assets can be represented by securities of taxable REIT subsidiaries.

If we fail to satisfy the asset tests at the end of any quarter other than our first quarter, we may nevertheless continue to qualify as a REIT and maintain our REIT status if (i) we satisfied all of the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by an acquisition of nonqualifying assets. As a result of the enactment of the American Jobs Creation Act of 2004, if the conditions described in clauses (i) and (ii) above were not satisfied, we still could avoid disqualification by eliminating any discrepancy within six months after the last day of the quarter in which we identify the asset test failure. A penalty up to $50,000 may be assessed for such failure. We intend to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take such other actions as may be required to comply with those tests.

We believe, but we cannot assure you, that we have been and will continue to be in compliance with the ten percent securities test and the five percent asset test. If we fail to satisfy either of these tests, we would lose our REIT status, which would have a Material Adverse Effect on us.

Foreclosure Property

The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a result of receiving income that does not qualify under the gross income tests; however, a corporate tax is imposed upon net income from “foreclosure property” that is not otherwise “good REIT” income. Detailed rules specify the calculation of the tax, and the after-tax amount would increase the dividends we would be required to distribute to stockholders each year. See “—Annual Distribution Requirements” below.

Foreclosure property treatment will end on the first day on which we enter into a lease of the property that will give rise to income that is not “good REIT” income under Section 856(c)(3) of the Code. In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building, or other improvement more than ten percent complete before default became imminent). Foreclosure property treatment is available for an initial period of three years and may be extended up to six years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may be extended up to six years.

Taxable REIT Subsidiaries

We are permitted to own up to 100 percent of a “taxable REIT subsidiary” or a “TRS.” Tax legislation implemented TRS rules to allow REITs to have greater flexibility in engaging in activities, which previously had been prohibited by REIT rules. TRSs are corporations subject to tax as a regular “C” corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform otherwise impermissible tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) which would otherwise disqualify the REIT’s rental income under the REIT income tests. In enacting the TRS rules, Congress intended that the arrangements between a REIT and its TRSs be structured to ensure that a TRS will be subject to an appropriate level of federal income taxation. As a result, there are certain limits on the ability of a TRS to deduct interest payments made to us. In addition, we will be obligated to pay a 100 percent penalty tax on some payments that we receive or on certain expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.

On March 26, 2002, we formed Ventas Capital Corporation, a Delaware corporation and TRS. On November 8, 2002, we formed another TRS, Ventas TRS, LLC, a Delaware limited liability company. Both companies are owned 100 percent by Ventas Realty. As of December 31, 2005, neither Ventas Capital Corporation nor Ventas TRS, LLC owned any of our assets.

As a result of our acquisition of ElderTrust on February 5, 2004, we also own substantially all of ET Capital Corporation, a Delaware corporation and TRS. ET Capital Corporation is 100 percent owned by ETOP. As of December 31, 2005, ET Capital Corporation’s only assets were intercompany loans.

Annual Distribution Requirements

In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (i) the sum of (A) 90 percent of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (B) 90 percent of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that we do not distribute all of our net capital gain or distribute at least 90 percent, but less than 100 percent, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. If any taxes are paid in connection with the Built-in Gains Tax rules, these taxes will be deductible in computing REIT taxable income. Furthermore, if we fail to distribute during each calendar year at least the sum of (i) 85 percent of our REIT ordinary income for such year, (ii) 95 percent of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, we will be subject to a four percent nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

We believe, but we cannot assure you, that we have satisfied the annual distribution requirements for the year of our REIT election and each year thereafter. Although we intend to continue meeting the annual distribution requirements to qualify as a REIT for federal income tax purposes for the year ended December 31, 2005 and subsequent years, it is possible that economic, market, legal, tax or other considerations may limit our ability to meet such requirements. As a result, if we were not able to meet the annual distribution requirement, we would fail to qualify as a REIT.

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

We may elect to treat all or a part of our undistributed net capital gain as if it had been distributed to our stockholders (including for purposes of the four percent excise tax discussed above under “—Requirements for Qualification as a REIT—Annual Distribution Requirements”). If we make such an election, our stockholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as designated by us. Each such stockholder would be deemed to have paid its proportionate share of the income tax imposed on us with respect to such undistributed net capital gain, and this amount would be credited or refunded to the stockholder. In addition, the tax basis of the stockholder’s shares would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on us with respect to such gains.

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

We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as the portion that is a “fifteen percent rate gain distribution” and the portion that is an unrecaptured Section 1250 distribution. A fifteen percent rate gain distribution are those capital gain distributions to domestic shareholders that are individuals, estates or trusts at a maximum of fifteen percent. An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 25 percent.

Treatment of Tax-Exempt Stockholders

Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income (“UBTI”). While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our common stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt-financed property” rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally will require them to characterize distributions from us as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10 percent of our stock is required to treat a percentage of the dividends from us as UBTI.

Special Tax Considerations for Non-U.S. Stockholders

The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders (collectively, “Non-U.S. Stockholders”) are complex, and the following is no more than a brief summary of those rules. Non-U.S. stockholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to their ownership of our common stock, including any reporting requirements.

For purposes of this discussion, the term “Non-U.S. Stockholder” does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, will be subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder is taxed (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30 percent “branch profits tax,” unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.

Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to a withholding tax equal to 30 percent of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

For any year in which we qualify as a REIT, distributions that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. business. Non-U.S. Stockholders thus would be taxed at the normal capital gain rates applicable to U.S. Stockholders (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA also may be subject to 30 percent branch profits tax in the hands of a foreign corporate stockholder not entitled to treaty relief or exemption.

We expect to withhold U.S. tax at the rate of 30 percent on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (i) a lower treaty rate applies and the required form evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (ii) the Non-U.S. Stockholder files an IRS Form W-8ECI or a successor form with us or the appropriate withholding agent claiming that the distributions are effectively connected with the Non-U.S. Stockholder’s conduct of a U.S. trade or business.

Under FIRPTA, we are required to withhold 35 percent of any distribution that is designated as a capital gain dividend or which could be designated as a capital gain dividend. Thus, if we designate previously made distributions as capital gain dividends, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends for purposes of FIRPTA withholding.

For so long as our common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain will be subject to a 30 percent tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than five percent of the total fair market value of our common stock (as outstanding from time to time) or owned shares of another class of our stock that represented value greater than five percent of our common stock (measured at the time such shares were acquired).

In general, the sale or other taxable disposition of our common stock by a Five Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the relevant testing date, less than 50 percent in value of its shares is held directly or indirectly by Non-U.S. Stockholders (taking into account those persons required to include the REIT’s dividends in income for U.S. federal income tax purposes). Although we believe that we currently qualify as a domestically controlled REIT because our common stock is publicly traded, we cannot assure you that we will qualify as a domestically controlled REIT at any time in the future. If we do not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our common stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

Information Reporting Requirements and Backup Withholding Tax

We will report to our U.S. Stockholders and to the IRS the amount of distributions paid during each calendar year and distributions required to be treated as so paid during a calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the applicable rate (currently 28 percent) with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. In addition, we may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status to us.

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

ITEM 1A.	Risk Factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below. However, this section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. If any of the following risks actually occur, we could be materially adversely affected.

We have grouped these risk factors into three general categories:

•	risks arising from our business;

•	risks arising from our capital structure; and

•	risks arising from our status as a REIT.

Risks Arising from Our Business

We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT.

We are dependent on Kindred and Brookdale Senior Living in a number of ways:

•	we lease a substantial portion of our properties to Kindred under the Kindred Master Leases, and therefore Kindred was the source of a significant majority of our total revenues in 2005 and 2004 and continues to be a majority source of our revenues;

•	as a result of the Provident acquisition, subsidiaries of Brookdale Senior Living, Brookdale and Alterra, the operators of the Provident properties, now account for a significant portion of our revenues; and

•	since the Kindred Master Leases and our leases with Brookdale and Alterra are triple-net leases, we depend on Kindred, Brookdale and Alterra to pay insurance, taxes, utilities and maintenance and repair expenses required in connection with the leased properties.

We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with us. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us.

We may be unable to find another lessee/operator for our properties if we have to replace Kindred, Brookdale, Alterra or our other operators.

We may have to find another lessee/operator for the properties covered by one or more of the Kindred Master Leases or the leases with Brookdale, Alterra or our other operators upon the expiration of the terms of the applicable lease or upon a default by Kindred, Brookdale, Alterra or our other operators. During any period that we are attempting to locate one or more lessees/operators, there could be a decrease or cessation of rental payments by Kindred, Brookdale or Alterra or our other operators. We cannot assure you that we will be able to locate another suitable lessee/operator or, if we are successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate another suitable lessee/operator may be significantly delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. In addition, we may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional healthcare-related and/or seniors housing assets.

We intend to continue to pursue investments in, and/or acquisitions or development of, additional healthcare-related and/or seniors housing assets domestically and internationally, subject to the contractual restrictions contained in our revolving credit facility and the indentures governing our outstanding senior notes. Investments in and acquisitions of these properties entail general investment risks associated with any real estate investment, including risks that the investment will fail to perform in accordance with expectations, the estimates of the cost of improvements necessary for acquired properties will prove inaccurate or the lessee/operator will fail to meet performance expectations. In addition, investments in and acquisitions of properties outside the United States would subject us to legal, economic and market risks associated with operating in foreign countries, such as currency and tax risks. If we pursue new development projects, these projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the risk of incurring development costs in connection with projects that are not pursued to completion. In addition, we may borrow to finance any investments in, and/or acquisitions or development of, healthcare-related, seniors housing and/ or other properties, which would increase our leverage.

We compete for investment or acquisition opportunities with entities that have substantially greater financial resources than we do. Our ability to compete successfully for these opportunities is affected by many factors, including our cost of obtaining debt and equity capital at rates comparable to or better than our competitors. Competition generally may reduce the number of suitable investment or acquisition opportunities available to us and increase the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition or development activities. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K.

Even if we are successful at identifying and competing for investment or acquisition opportunities, these opportunities involve a number of risks. These risks include diversion of management’s attention, the risk that the value of the properties or businesses we invest in or acquire could decrease substantially after such investment or acquisition and the risk that we will be unable to accurately assess the value of properties or businesses that are not of the type we currently own, some or all of which could have a Material Adverse Effect on us.

Additionally, if we are successful in continuing to implement our business strategy to pursue investments in, and/or acquisitions or development of, additional healthcare-related and/or seniors housing assets or businesses, we intend to increase the number of operators of our properties and, potentially, our business segments. We cannot assure you that we will have the capabilities to successfully monitor and manage a portfolio of properties with a growing number of operators and/or manage such businesses.

Our investments are concentrated in healthcare-related and seniors housing properties, making us more vulnerable economically than if our investments were diversified.

We invest primarily in real estate—in particular, healthcare-related and seniors housing properties. Accordingly, we are exposed to the risks inherent in concentrating investments in real estate, and these risks become even greater due to the fact that all of our investments are in properties used in the healthcare or seniors housing industries. A downturn in the real estate industry could adversely affect the value of our properties. A downturn in the healthcare or seniors housing industries could negatively impact our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our lessees/operators. Our ability to invest in non-healthcare, non-healthcare-related or non-seniors housing properties is restricted by the terms of our revolving credit facility, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of healthcare and seniors housing.

Our tenants, including Kindred, may be adversely affected by increasing healthcare regulation and enforcement.

We believe that the regulatory environment surrounding the long-term healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred.

The extensive federal, state and local laws and regulations affecting the healthcare industry include, but are not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Federal and state governments have intensified enforcement policies, resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K.

If Kindred or our other tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Kindred and our other tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In addition, as part of a settlement agreement Kindred entered into with the federal government, Kindred agreed to comply with the terms of a corporate integrity agreement. Kindred could incur additional expenses in complying with the corporate integrity agreement, and any failure to comply with the corporate integrity agreement could have a material adverse effect on its results of operations, financial condition and its ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on Kindred and our other operators, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants.

Kindred and certain of our other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers, such as the proposed rule issued by CMS on January 19, 2006 updating LTAC PPS payment rates for the 2007 rate year. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by Kindred and other tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and certain of our other operators and tenants, which, in turn, could have a Material Adverse Effect on us.

Significant legal actions could subject our operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our operators’ liquidity, financial condition and results of operation.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, our skilled nursing facility operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees.

Due to the high level in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums on such insurance coverage have increased dramatically. As a result, the insurance coverage of our operators might not cover all claims against them or continue to be available to them at a reasonable cost. If our operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

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

Operators that insure their professional liability risks through their own captive limited purpose entities generally estimate the future cost of professional liability through actuarial studies which rely primarily on historical data. However, due to the increase in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and we cannot assure you that these operators’ reserves for future claims will be adequate to cover the actual cost of those claims. If the actual cost of claims is significantly higher than the operators’ reserves, it could have a material adverse effect on the liquidity, financial condition and results of operation of our operators and their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Our operators may be sued under a federal whistleblower statute.

Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the liquidity, financial condition and results of operation of our operators and their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by the current operators of our properties for contamination caused by such operators, these indemnities may not adequately cover all environmental costs. See “Governmental Regulation—Environmental Regulation” included in Item 1 of this Annual Report on Form 10-K.

We have assumed substantially all of Provident’s liabilities, including contingent liabilities; if these liabilities are greater than expected, or if there are unknown Provident obligations, our business could be materially adversely affected.

As a result of the Provident acquisition, we have assumed substantially all of Provident’s liabilities, including contingent liabilities to which Provident succeeded when it acquired the ownership interests in the properties that are currently leased to Brookdale and Alterra. We may learn additional information about Provident’s business and liabilities that adversely affects us, such as:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	unasserted claims of vendors or other persons dealing with Provident or the former property owners;

•	liabilities, whether or not incurred in the ordinary course of business, relating to periods prior to the Provident acquisition, including periods prior to the acquisition of the Brookdale and Alterra properties by Provident;

•	claims for indemnification by general partners, directors, officers and others indemnified by Provident or the former property owners; and

•	liabilities for taxes relating to periods prior to the Provident acquisition, including taxes associated with the acquisition or prior ownership of the Brookdale and Alterra properties.

As a result, we cannot assure you that the Provident acquisition will be successful or will not, in fact, harm our business. Among other things, if Provident’s liabilities are greater than expected, or if there are obligations of Provident of which we were not aware at the time of completion of the acquisition, or if the Provident acquisition fails to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, it could have a Material Adverse Effect on us.

Risks Arising from Our Capital Structure

We may become more leveraged.

As of December 31, 2005, we had approximately $1.8 billion of indebtedness. Our revolving credit facility and the indentures governing our outstanding senior notes permit us to incur substantial additional debt, and we may borrow additional funds, which may include secured borrowings. A high level of indebtedness may have the following consequences:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of debt service, thus reducing the funds available for our business strategy and for distributions to stockholders;

•	potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;

•	a potential impairment of our ability to obtain additional financing for our business strategy; and

•	a potential downgrade in the rating of our debt securities by one or more rating agencies which could have the effect of, among other things, increasing our cost of borrowing.

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

We have now, and may have in the future, exposure to floating interest rates, which can have the effect of reducing our profitability.

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain of our debt obligations are floating rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our obligations create interest rate risk and can have the effect of reducing our profitability or making our lease and other revenue insufficient to meet our obligations. We are not limited in the amount of floating rate debt we may incur.

Risks Arising from Our Status as a REIT

Loss of our status as a REIT would have significant adverse consequences to us and the value of our common stock.

If we lose our status as a REIT, we will face serious tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders for each of the years involved because:

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

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earning and profits, although corporate stockholders may be eligible for the dividends received deduction and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of fifteen percent) with respect to distributions. We would no longer be required to pay dividends to maintain REIT status.

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

See “Certain U.S. Federal Income Tax Considerations—Federal Income Taxation of Ventas” and “—Requirements for Qualification as a REIT” included in Item 1 of this Annual Report on Form 10-K.

The 90 percent distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.

To comply with the 90 percent distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Item 1 of this Annual Report on Form 10-K. The indentures governing our outstanding senior notes permit us to make annual distributions to our stockholders in an amount equal to the minimum amount necessary to maintain our REIT status so long as the ratio of our Debt to Adjusted Total Assets (as each term is defined in the indentures) does not exceed 60 percent and to make additional distributions if we pass certain other financial tests. However, distributions may limit our ability to rely upon rental payments from our properties or subsequently acquired properties to finance investments, acquisitions or new developments.

Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90 percent distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90 percent distribution requirement.

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

Following our REIT election, we are considered to be a former C corporation for income tax purposes. Therefore, we remain potentially subject to corporate level taxes for any Kindred asset dispositions occurring between January 1, 1999 and December 31, 2008. Also, as a consequence of the Provident acquisition, we remain potentially subject to corporate level taxes if we dispose of any of the Brookdale properties before November 2014.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Healthcare and Seniors Housing Facilities

As of December 31, 2005, we owned 200 skilled nursing facilities, 41 hospitals and 139 seniors housing facilities and other facilities in 42 states. We believe that the geographic diversity of the properties makes our portfolio less susceptible to adverse changes in state reimbursement and regulation and regional economic downturns.

Ventas Realty has granted mortgage liens on certain of its properties to secure borrowings under our revolving credit facility, and certain of our other subsidiaries have mortgage loan obligations in the aggregate principal amount of $622.3 million outstanding at December 31, 2005 secured by those subsidiaries’ facilities.

The following table sets forth select information regarding the facilities we owned as of December 31, 2005 for each state in which we own property:

	As of December 31, 2005
	Skilled Nursing Facilities		Hospitals		Seniors Housing Facilities		Other Facilities
State	Number of Facilities	Licensed Beds	Number of Facilities	Licensed Beds	Number of Facilities	Units	Number of Facilities
Alabama	3	443	—	—	1	165	—
Arkansas	—	—	—	—	1	137	—
Arizona	5	723	2	109	7	584	—
California	11	1,341	5	417	6	1,159	—
Colorado	4	515	1	68	2	133	—
Connecticut	6	736	—	—	3	373	—
Florida	—	—	6	491	13	1,404	4
Georgia	5	685	—	—	5	290	—
Idaho	8	791	—	—	1	70	—
Illinois	—	—	4	431	9	1,990	—
Indiana	15	2,313	1	59	7	597	—
Kansas	—	—	—	—	3	354	—
Kentucky	11	1,373	2	710	—	—	1
Louisiana	—	—	1	168	—	—	—
Maine	10	801	—	—	—	—	—
Maryland	3	462	—	—	—	—	—
Massachusetts	27	2,934	2	109	8	1,098	—
Michigan	—	—	1	220	5	560	—
Minnesota	1	140	—	—	6	405	—
Missouri	—	—	2	227	1	173	—
Montana	2	331	—	—	—	—	—
Nebraska	1	163	—	—	1	136	—
Nevada	2	180	1	52	1	152	—
New Hampshire	3	512	—	—	—	—	—
New Jersey	1	153	—	—	2	195	1
New Mexico	—	—	1	61	2	344	—
New York	—	—	—	—	9	910	—
North Carolina	19	2,327	1	124	2	88	—
Ohio	16	2,127	1	29	10	684	—
Oklahoma	—	—	1	59	—	—	—
Oregon	2	254	—	—	—	—	—
Pennsylvania	5	731	2	115	5	418	2
Rhode Island	2	201	—	—	—	—	—
South Carolina	—	—	—	—	1	40	—
Tennessee	4	681	1	49	—	—	—
Texas	—	—	6	455	1	138	11
Utah	5	620	—	—	—	—	—
Vermont	1	160	—	—	—	—	—
Virginia	4	629	—	—	1	98	—
Washington	9	885	—	—	3	320	—
Wisconsin	11	1,856	—	—	4	122	—
Wyoming	4	451	—	—	—	—	—

Total	200	25,518	41	3,953	120	13,137	19

Other Real Estate Investments

As of December 31, 2005, our other real estate investments consisted of six first mortgage loans and a mezzanine loan in the outstanding aggregate principal amount of $40.3 million.

Each first mortgage loan accrues interest at a rate of nine percent per annum and provides for monthly amortization of principal with a balloon payment maturity date ranging between February and December 2010. Three of these loans were extended in conjunction with the buy-out of our $21.4 million investment in eight distressed mortgage loans and are guaranteed by a third party, unrelated to the borrower, and its two principals. The remaining three loans are guaranteed by an affiliate of the borrower and its two principals.

See “Note 7—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Corporate Offices

We lease our corporate offices in Louisville, Kentucky and Chicago, Illinois.

ITEM 3.	Legal Proceedings

The information contained in “Note 14—Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NYSE and the dividends declared per share.

	Sales Price of Common Stock		Dividends Declared
	High	Low
2004
First Quarter	$27.55	$21.88	$0.325
Second Quarter	27.98	20.56	0.325
Third Quarter	27.84	23.06	0.325
Fourth Quarter	29.48	24.40	0.325

2005
First Quarter	$27.68	$24.43	$0.360
Second Quarter	31.62	25.10	0.360
Third Quarter	32.39	28.87	0.360
Fourth Quarter	32.71	29.25	0.360

As of February 24, 2006, there were 103,810,735 shares of our common stock outstanding held by approximately 3,408 stockholders of record.

Dividend Policy

On February 23, 2006, we declared the first quarterly installment of our 2006 dividend in an amount of $0.395 per share payable on March 30, 2006 to stockholders of record on March 7, 2006. We expect to distribute 100 percent or more of our taxable net income to our stockholders for 2006.

A number of factors are considered by our Board of Directors when making the final determination regarding the frequency and amount of our dividends. These decisions regarding dividends are normally made quarterly. Therefore, we cannot assure you that we will maintain the policy stated above. Please see “Cautionary Statements” and the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K for a description of other factors that may affect our distribution policy.

Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 15—Capital Stock” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Director and Employee Stock Sales

Certain of our directors, executive officers and other employees may, from time to time, adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize their equity-based compensation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information with respect to our equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders (1)	1,303,420	$18.4324	3,555,468
Equity compensation plans not approved by stockholders (2)	11,488	N/A	1,152,790

Total	1,314,908	$18.4324	4,708,258

(1)	These plans consist of (i) the 1987 Incentive Compensation Program (Employee Plan); (ii) the 1987 Stock Option Plan for Non-Employee Directors; (iii) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (iv) the 2000 Incentive Compensation Plan (Employee Plan) (formerly known as the 1997 Incentive Compensation Plan); (v) the 2004 Stock Plan for Directors (which amended and restated the 2000 Stock Option Plan for Directors (formerly known as the 1997 Stock Option Plan for Non-Employee Directors)); and (vi) the Employee and Director Stock Purchase Plan.
(2)	These plans consist of (i) the Common Stock Purchase Plan for Directors, under which our non-employee directors may receive common stock in lieu of directors’ fees, (ii) the Nonemployee Director Deferred Stock Compensation Plan, under which our non-employee directors may receive units convertible on a one-for-one basis into common stock in lieu of director fees, and (iii) the Executive Deferred Stock Compensation Plan, under which our executive officers may receive units convertible on a one-for-one basis into common stock in lieu of compensation.

Stock Repurchases

During the fourth quarter ended December 31, 2005, no purchases of our common stock were made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act).

ITEM 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

	As of and For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Operating Data
Rental income	$324,719	$232,076	$189,987	$174,822	$169,392
Interest expense	105,581	66,105	61,660	72,384	79,595
General, administrative and professional fees	23,104	16,460	14,673	12,913	14,902
Income before discontinued operations	125,247	100,220	96,135	36,949	46,496
Discontinued operations	5,336	20,680	66,618	28,757	4,070
Net income	130,583	120,900	162,753	65,706	50,566

Per Share Data
Income per common share before discontinued operations, basic	$1.32	$1.20	$1.21	$0.53	$0.68
Net income per common share, basic	$1.37	$1.45	$2.05	$0.95	$0.74
Income per common share before discontinued operations, diluted	$1.31	$1.19	$1.20	$0.53	$0.67
Net income per common share, diluted	$1.36	$1.43	$2.03	$0.93	$0.73
Dividends declared per common share	$1.44	$1.30	$1.07	$0.95	$0.92

Other Data
Net cash provided by operating activities	$223,764	$149,958	$137,366	$116,385	$79,893
Net cash (used in) provided by investing activities	(615,041)	(298,695)	159,701	(34,140)	2,760
Net cash provided by (used in) financing activities	389,553	69,998	(217,418)	(98,386)	(151,458)
FFO (1)	213,203	150,322	152,631	84,083	92,180

Balance Sheet Data
Real estate investments, at cost	$3,027,896	$1,512,211	$1,090,181	$1,221,406	$1,175,838
Cash and cash equivalents	1,641	3,365	82,104	2,455	18,596
Total assets	2,639,118	1,126,935	812,850	895,780	941,859
Senior notes payable and other debt	1,802,564	843,178	640,562	707,709	848,368

(1)

We consider funds from operations (“FFO”) an appropriate measure of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP, excluding gains or losses from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is FFO indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations” included in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Key transactions that we completed in 2005;

•	Our critical accounting policies and estimates;

•	Accounting policies that we adopted in 2005, 2004 and 2003;

•	Our results of operations for the last three years;

•	Our liquidity and capital resources; and

•	Our funds from operations.

Key Transactions in 2005

During 2005, we completed the following key transactions:

•	We acquired all of the outstanding common shares of Provident Senior Living Trust (“Provident”) in a transaction valued at approximately $1.2 billion, which added 68 seniors housing facilities to our portfolio.

•	We acquired seven seniors housing facilities from a new tenant who is a publicly traded seniors housing operator in two transactions valued at $104.5 million.

•	We acquired eight seniors housing facilities from an existing tenant in five transactions valued at $104.0 million.

•	We issued six first mortgage loans bearing interest at an annual rate of nine percent in the aggregate principal amount of $36.4 million.

•	We issued $200.0 million of 6 1/2% unsecured senior notes, maturing on June 1, 2016; $175.0 million of 6 3/4% unsecured senior notes, maturing on June 1, 2010; $175.0 million of 7 1/8% unsecured senior notes, maturing on June 1, 2015 and an additional $50.0 million of our existing 6 5/8% unsecured senior notes, maturing on October 15, 2014.

•	We repaid all obligations under our commercial mortgage backed securitization (“CMBS”) loan, which had an outstanding principal balance of $209.8 million at the time of the payoff.

•	We raised $97.0 million in net proceeds through the sale of 3,247,000 shares of our common stock in an underwritten public offering.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, please see “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

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

Loans and Other Amounts Receivable from Third Parties

We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors including, (i) corporate and facility level financial and operations reports, (ii) compliance with the financial covenants set for the in the borrowing or lease agreement, (iii) the financial stability of the applicable borrow or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of the factors previously mentioned.

Revenue Recognition

Certain of our leases, excluding our master lease agreements (the “Kindred Master Leases”) with Kindred Healthcare, Inc. and certain of its affiliates (collectively, “Kindred”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are verified with a third party consultant. Such amounts and the recognition of such amounts in the financial statements are subject to significant estimates which may change in the future.

Results of Operations

The tables below show our results of operations for each year and the absolute and percentage change in those results from year to year.

Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Change
	2005	2004	$	%
	(dollars in thousands)
Revenues:
Rental income	$324,719	$232,076	$92,643	39.9%
Interest income from loans receivable	5,001	2,958	2,043	69.1
Interest and other income	3,268	987	2,281	231.1

Total revenues	332,988	236,021	96,967	41.1

Expenses:
Interest	105,581	66,105	39,476	59.7
Depreciation	87,848	48,865	38,983	79.8
Property-level operating expenses	2,576	1,337	1,239	92.7
General, administrative and professional fees	23,104	16,460	6,644	40.4
Stock-based compensation	1,971	1,664	307	18.4
Loss on extinguishment of debt	1,376	1,370	6	0.4
Net gain on swap breakage	(981)	—	(981)	nm
Net proceeds from litigation settlement	(15,909)	—	(15,909)	nm
Contribution to charitable foundation	2,000	—	2,000	nm

Total expenses	207,566	135,801	71,765	52.8

Income before net loss on real estate disposals and discontinued operations	125,422	100,220	25,202	25.1

Net loss on real estate disposals	(175)	—	(175)	nm

Income before discontinued operations	125,247	100,220	25,027	25.0

Discontinued operations	5,336	20,680	(15,344)	(74.2)

Net income	$130,583	$120,900	$9,683	8.0%

nm - not meaningful

Revenues

The increase in our 2005 rental income reflects (i) the recognition of $85.9 million in additional rent relating to the properties acquired during 2005 ($59.5 million relates to the Provident acquisition), the full year effect in 2005 of properties acquired during 2004 (see “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements) and (ii) a $6.7 million increase resulting from the 3.5 percent annual escalator under the Kindred Master Leases effective May 1, 2005. The rental income from Kindred includes $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of (a) Kindred common stock and (b) $4.5 million of additional future rent under the Kindred Master Leases in connection with Kindred’s emergence from bankruptcy in 2001.

Interest income from loans receivable, which includes amortization of deferred fees, represents $2.0 million of interest income in connection with a $17.0 million mezzanine loan made to Trans Healthcare, Inc. (“THI”) in 2002, of which $4.0 million remained outstanding at December 31, 2005, and $2.0 million of interest income on the six first mortgage loans made in 2005. During 2005, we invested $21.4 million in a portfolio of eight distressed mortgage loans, on which we earned interest of $1.0 million. As of December 31, 2005, the balance on the distressed mortgage loans portfolio had been repaid in its entirety.

The increase in interest and other income primarily relates to $1.3 million of fees associated with our investment in the portfolio of eight distressed mortgage loans described above and $0.8 million related to the recovery in 2005 of a previously written-off receivable.

Expenses

Interest expense includes $3.9 million of amortized deferred financing costs for each of the years ended December 31, 2005 and 2004. Interest expense included in discontinued operations was $0.6 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively. Total interest expense, including interest allocated to discontinued operations, increased $39.0 million in 2005 over 2004, primarily due to a $49.9 million increase from increased debt to fund acquisitions made during 2005, partially offset by a $10.9 million decrease from lower effective interest rates. Our effective interest rate decreased to 7.6 percent for the year ended December 31, 2005 from 8.4 percent for the year ended December 31, 2004.

Depreciation expense increased primarily due to the properties acquired during 2005. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements.

The increase in property-level operating expenses relates solely to a full year of activity for the seven medical office buildings acquired during 2004 and the acquisition of two medical office buildings in the first quarter of 2005.

The increase in general, administrative and professional fees is attributable to costs associated with growth in our asset base, our initiative to develop and market our strategic diversification program, engage in comprehensive asset management, comply with regulatory requirements such as the Sarbanes-Oxley Act of 2002, and to attract and retain appropriate personnel to achieve our business objectives.

In December 2005, we paid off our CMBS loan and incurred a loss from extinguishment of debt of $1.4 million primarily related to the write-off of unamortized deferred financing costs. In September 2004, we refinanced indebtedness under our prior credit agreement at lower interest rates and incurred a loss from extinguishment of debt of $1.4 million related to the write-off of unamortized deferred financing costs.

As a result of anticipated lower variable rate debt balances due to the payoff of our CMBS loan in December 2005, we entered into an agreement with the counterparty to our interest rate swap to reduce the notional amount of the swap to $100.0 million from $330.0 million for its remaining term in exchange for a payment to the counterparty of approximately $2.3 million. In addition, we recognized $3.3 million of a previously deferred gain recorded in connection with our 1999 transaction to shorten the maturity of a separate interest rate swap.

During the fourth quarter of 2005, we settled our previously disclosed litigation against Sullivan & Cromwell LLP and received net proceeds of $15.9 million, after payment of expenses in connection with the settlement. See “Note 14—Litigation” of the Notes to Consolidated Financial Statements.

With $2.0 million of the net proceeds received from the litigation settlement, we established and funded the Ventas Charitable Foundation, Inc. (the “Foundation”). The Foundation will be used to support charitable and philanthropic causes important to the communities in which we operate and to our employees.

Discontinued Operations

The decrease in discontinued operations is a result of a lower net gain on the sale of properties in 2005. Discontinued operations in 2004 includes the net income of two properties sold, whereas the discontinued operations in 2005 includes only the net income from one property sold.

In 2005, we completed the sale of one facility for $9.9 million in net cash proceeds and recognized a net gain on the sale of $5.1 million. In addition, the tenant paid us lease termination fees approximately $0.2 million. In 2004, we completed the sale of two facilities for $21.1 million in net cash proceeds and recognized a net gain on the sale of $19.4 million. In addition, the tenant paid us lease termination fees approximating $0.5 million. The net gains and lease termination fees are included in discontinued operations for the respective years in which the dispositions occurred. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2004 and 2003

	Year Ended December 31,		Change
	2004	2003	$	%
	(dollars in thousands)
Revenues:
Rental income	$232,076	$189,987	$42,089	22.2%
Interest income from loans receivable	2,958	3,036	(78)	(2.6)
Interest and other income	987	1,696	(709)	(41.8)

Total revenues	236,021	194,719	41,302	21.2

Expenses:
Interest	66,105	61,660	4,445	7.2
Depreciation	48,865	39,500	9,365	23.7
Property-level operating expenses	1,337	—	1,337	nm
General, administrative and professional fees	16,460	14,673	1,787	12.2
Stock-based compensation	1,664	1,759	(95)	(5.4)
Loss on extinguishment of debt	1,370	84	1,286	1531.0
Net loss on swap breakage	—	5,168	(5,168)	nm
Reversal of contingent liability	—	(20,164)	20,164	nm
Interest on United States Settlement	—	4,943	(4,943)	nm

Total expenses	135,801	107,623	28,178	26.2

Operating income	100,220	87,096	13,124	15.1
Gain on sale of Kindred common stock	—	9,039	(9,039)	nm

Income before discontinued operations	100,220	96,135	4,085	4.2
Discontinued operations	20,680	66,618	(45,938)	(69.0)

Net income	$120,900	$162,753	$(41,853)	(25.7)%

nm - not meaningful

Revenues

The increase in our 2004 rental income reflects (i) a $10.4 million increase resulting from the 3.5 percent annual escalator under the Kindred Master Leases effective May 1, 2004, and the rent increase from the July 1, 2003 amendment to the Kindred Master Leases, and (ii) the recognition of $32.1 million in additional rent relating to the properties acquired during 2004. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements. The rental income from Kindred includes $2.3 million related to the amortization of deferred revenue recorded as a result of our receipt of Kindred common stock in connection with Kindred’s emergence from bankruptcy in 2001 and the receipt of $4.5 million of additional future rent under the Kindred Master Leases.

Interest income from loans receivable represents interest income in connection with the loan to THI.

The decrease in interest and other income is primarily attributable to the recovery in 2003 of a previously written-off receivable.

Expenses

Interest expense includes $3.9 million and $4.1 million of amortized deferred financing costs for the years ended December 31, 2004 and 2003, respectively. Interest expense included in discontinued operations was $1.1 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively. Total interest expense, excluding interest on our 2000 settlement with the United States Department of Justice but including interest allocated to discontinued operations, increased $2.0 million in 2004 over 2003, due primarily to a $6.6 million increase related to the debt assumed in connection with our 2004 acquisitions of ElderTrust and certain facilities from Brookdale Living Communities, Inc., partially offset by (i) a $3.2 million decrease from lower effective interest rates, (ii) a $0.8 million decrease from the amortization of a deferred gain recorded in connection with our 1999 transaction to shorten the maturity of our previous interest rate swap, (iii) a $0.3 million decrease from reduced principal balances of our existing debt and (iv) a $0.3 million decrease in amortization of deferred financing costs

Depreciation expense increased primarily due to the properties acquired during 2004. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements.

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

As a result of anticipated lower variable rate debt balances due to the sale of ten facilities in December 2003, we entered into an agreement with the counterparty to our interest rate swap to break $120.0 million of the then $450.0 million notional amount in exchange for a payment to the counterparty of approximately $8.6 million. In addition, we recognized $3.4 million of a previously deferred gain recorded in connection with the 1999 transaction to shorten the maturity of a separate interest rate swap. The $5.2 million net expense, which was previously reported in accumulated other comprehensive income on the Consolidated Balance Sheet, was recognized as a net expense in the Consolidated Statement of Income for the year ended December 31, 2003.

During the year ended December 31, 2003, we reported an increase of approximately $20.2 million to our operating results, reflecting the reversal of a previously recorded contingent liability. See “Note 11—Income Taxes” of the Notes to Consolidated Financial Statements.

No interest expense was incurred with respect to the United States settlement in 2004, as compared to $4.9 million in 2003, due to full prepayment in 2003. See “Note 12—Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Gain on Sale of Kindred Common Stock

During the year ended December 31, 2003, we disposed of 920,814 shares of Kindred common stock and recognized a gain of $9.0 million. Since the sale, we have not owned any shares of Kindred common stock.

Discontinued Operations

The decrease in discontinued operations is a result of a lower net gain on the sale of properties in 2004. Discontinued operations in 2003 includes the net income of 27 properties sold, whereas discontinued operations in 2004 includes only the net income of two properties sold.

In 2004, we completed the sale of two facilities for $21.1 million in net cash proceeds and recognized a net gain on the sale of $19.4 million. In addition, the tenant paid us lease termination fees approximating $0.5 million. In 2003, we completed the sale of 27 facilities for $139.2 million in net cash proceeds and recognized a net gain on the sale of $51.8 million. In addition, the tenant paid us lease termination fees approximating $10.1 million. The net gains and lease termination fees are included in discontinued operations for the respective years in which the dispositions occurred. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements.

Funds from Operations

Our funds from operations (“FFO”) for the five years ended December 31, 2005 are summarized in the following table:

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net income	$130,583	$120,900	$162,753	$65,706	$50,566

Adjustments:
Depreciation on real estate assets	87,406	48,477	39,216	38,012	37,855
Loss (gain) on real estate disposals	175	—	—	(64)	(290)

Other items:
Discontinued operations
Real estate depreciation—discontinued	153	373	2,443	3,879	4,049
Gain on sale of real estate	(5,114)	(19,428)	(51,781)	(23,450)	—

Funds from operations	$213,203	$150,322	$152,631	$84,083	$92,180

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

Market Risk

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our mortgage loans. Our obligations under our revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385 percent and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten facilities, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of our payoff of the CMBS loan, we further reduced the notional amount of the swap to $100.0 million for the remaining term of the Swap. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements. There are no collateral requirements under the Swap. As of December 31, 2005, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2005 and 2004:

	As of December 31,
	2005		2004
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(in thousands)
Notional amount	$100,000	N/A	$330,000	N/A
Book value	N/A	$1,594,322	N/A	$582,251
Fair value (1)	(1,580)	1,765,805	(16,550)	635,990
Fair value reflecting change in interest rates: (1)
-100 BPS	(3,847)	1,860,688	(25,489)	672,024
+100 BPS	634	1,677,903	(7,917)	602,641

(1)	The change in fair value of the Swap was due to the reduction of notional amount in December 2005 and a general increase in interest rates. The change in fair value of fixed rate debt was due to the issuance of approximately $600.0 million of fixed rate senior notes and the assumption of approximately $427.3 million of fixed rate debt as a result of our acquisitions during the year ended December 31, 2005, partially offset by a general increase in interest rates.
N/A	Not applicable.

We paid $6.9 million under the Swap during the year ended December 31, 2005. Assuming that interest rates do not change, we estimate that we will pay approximately $0.6 million on the Swap during the year ending December 31, 2006.

We had approximately $208.2 million and $260.9 million of variable rate debt outstanding as of December 31, 2005 and 2004, respectively. The decrease in our outstanding variable rate debt from December 31, 2004 is primarily attributable to the refinancing of our CMBS loan with fixed rate senior notes, offset by additional mortgages assumed in connection with the Provident acquisition. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $109.7 million as of December 31, 2005, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. As of December 31, 2005, there was minimal cash flow impact from the fluctuation of interest rates on variable rate debt since we effectively hedged nearly all of our variable rate debt. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

We may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies. Our market risk sensitive instruments are not entered into for trading purposes.

Credit Risk

As a result of our spin off of Kindred in May 1998 and the Provident acquisition in June 2005, we have a significant concentration of credit risk with Kindred and Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”). For the years ended December 31, 2005 and 2004, Kindred accounted for $199.1 million, or 59.8 percent of our total revenues, and $192.4 million, or 81.5 percent of our total revenues, respectively, and Brookdale Senior Living accounted for $76.2 million, or 22.9 percent of our total revenues, for the year ended December 31, 2005. Accordingly, the financial condition of Kindred and Brookdale Senior Living and their ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our stockholders. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “Risk Factors—Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 4—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

During 2005, our principal sources of liquidity were proceeds from equity and debt issuances, cash flow from operations, borrowings under our revolving credit facility, disposition of real estate assets, proceeds from stock option exercises, and proceeds from the Distribution Reinvestment and Stock Purchase Plan. We anticipate that cash flow from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or equity offerings.

We intend to continue to fund future investments through cash flow from operations, borrowings under our revolving credit facility, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of December 31, 2005, we had cash and cash equivalents of $1.6 million, escrow deposits and restricted cash of $59.7 million, and unused availability of $210.6 million under our revolving credit facility.

CMBS Transaction

In December 2001, we raised $225.0 million in gross proceeds from the completion of the CMBS transaction. In December 2005, we repaid all of our outstanding indebtedness under the CMBS loan in the outstanding principal amount of $209.8 million at the payoff date with the net proceeds from our sale of the 2016 Senior Notes (as defined below) and borrowings under our revolving credit facility.

Revolving Credit Facility

In September 2004, we entered into a new $300.0 million revolving credit facility that replaced our previous revolving credit facility. The revolving credit facility bears interest at LIBOR plus a percentage ranging from 1.05 percent to 1.75 percent, depending on our consolidated leverage ratio. As of December 31, 2005, borrowings under the revolving credit facility bore interest at LIBOR plus 1.45 percent, resulting in a borrowing rate of approximately 5.83 percent. We also incur an annual facility fee of 25 basis points payable in quarterly installments. Initial borrowings under the revolving credit facility were used to refinance all revolver balances and pay off the $60.0 million term loan outstanding under our previous revolving credit facility. The revolving credit facility matures in September 2007, but may be extended at our option and subject to the satisfaction of certain conditions, for a period of one year.

The outstanding aggregate principal balance of the revolving credit facility may not exceed either (i) the borrowing base (as described below) or (ii) $300.0 million. As of December 31, 2005, the outstanding principal balance under the revolving credit facility (excluding outstanding letters of credit of $0.2 million) was $89.2 million. Subject to the terms of the revolving credit facility, we have the option to increase our borrowing capacity (in the form of additional revolving loans and/or a term loan) to an amount not to exceed $450.0 million.

As of December 31, 2005, the borrowing base under the revolving credit facility was $300.0 million. The borrowing base is the sum of (i) 65 percent of the aggregate appraised property value of the borrowing base properties, plus (ii) 100 percent of amounts on deposit in certain cash collateral or pledged accounts. The borrowing base properties are currently comprised of 52 owned or leased real properties, which are also mortgaged to secure the revolving credit facility. As of December 31, 2005, the borrowing base properties had a net book value of $114.3 million and were leased to Kindred pursuant to the Kindred Master Leases.

The revolving credit facility imposes various restrictive covenants on us. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements.

Senior Notes Offerings

In December 2005, we completed the offerings of $200.0 million aggregate principal amount of 6 1/2% Senior Notes due 2016 (the “2016 Senior Notes”) of our subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Issuers”) at a half percent discount to par value.

In June 2005, we completed the offering of 6 3/4% Senior Notes due June 1, 2010 of the Issuers, in the aggregate principal amount of $175.0 million (the “2010 Senior Notes”), and 7 1/8% Senior Notes due June 1, 2015 of the Issuers, in the aggregate principal amount of $175.0 million (the “2015 Senior Notes”).

In June 2005, we also completed the offering of $50.0 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which was in addition to the $125.0 million aggregate principal amount of 2014 Senior Notes originally issued in October 2004. The additional $50.0 million aggregate principal amount of the 2014 Senior Notes was issued at a one percent discount to par value. The additional $50.0 million aggregate principal amount and the original $125.0 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture.

In April 2002, we completed the offering of 8 3/4% Senior Notes due May 1, 2009 of the Issuers, in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”), and 9% Senior Notes due May 1, 2012 of the Issuers, in the aggregate principal amount of $225.0 million (the “2012 Senior Notes”). On December 31, 2002, we purchased $0.8 million principal amount of 2009 Senior Notes and $33.2 million principal amount of 2012 Senior Notes in open market transactions.

As of December 31, 2005, $174.2 million principal amount of 2009 Senior Notes, $175.0 million principal amount of 2010 Senior Notes, $191.8 million principal amount of 2012 Senior Notes, $175.0 million principal amount of 2014 Senior Notes, $175.0 million principal amount of 2015 Senior Notes and $200.0 million principal amount of 2016 Senior Notes (collectively, the “Senior Notes”) were outstanding. We and certain of our subsidiaries have fully and unconditionally guaranteed the Senior Notes.

The Senior Notes are subject to a number of restrictive covenants. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements.

Pursuant to registration rights agreements entered into in connection with the 2010 Senior Notes, 2015 Senior Notes and additional 2014 Senior Notes offerings, on October 28, 2005, we completed offers to exchange the 2010 Senior Notes, 2015 Senior Notes and additional 2014 Senior Notes with new series of notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), and are otherwise substantially identical to the original 2010 Senior Notes, 2015 Senior Notes and 2014 Senior Notes, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offers.

Pursuant to the registration rights agreements entered into in connection with the 2016 Senior Notes offerings, on January 27, 2006, we filed a registration statement with respect to an offer to exchange the 2016 Senior Notes with a new series of notes that are registered under the Securities Act and are otherwise substantially identical to the original 2016 Senior Notes, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We will not receive any additional proceeds in connection with the exchange offer.

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90 percent of REIT taxable income (excluding net capital gain). We declared dividends greater than 100 percent of estimated taxable income for 2005 and intend to pay a dividend greater than 100 percent of taxable income for 2006.

We expect that REIT taxable income will be less than cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the 90 percent distribution requirement, it is possible that from time to time we may not have sufficient cash or other liquid assets to meet the 90 percent distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash or liquid assets to enable us to satisfy the 90 percent distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements.

Capital Expenditures and Property Acquisitions

Except with respect to our medical office buildings, capital expenditures to maintain and improve our leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our revolving credit facility and the indentures governing the Senior Notes.

Equity Offerings

In 2002, we filed and the Commission declared effective a universal shelf registration statement on Form S-3 with the Commission relating to $750.0 million aggregate offering price of common stock, preferred stock, subsidiary debt securities and related guarantees, depository shares and warrants.

In July 2005, we completed the sale of 3,247,000 shares of our common stock in an underwritten public offering pursuant to our universal shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our revolving credit facility and for general corporate purposes, including the funding of acquisitions.

In March 2004, we completed the sale of 2,000,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $51.1 million in net proceeds from the sale, which we used to repay indebtedness under our revolving credit facility and for general corporate purposes, including the funding of acquisitions.

As of December 31, 2005, approximately $501.0 million of securities remained available for offering under the shelf registration statement.

Other

During 2005 and 2004, we assumed facility-level mortgage debt in connection with certain property acquisitions, including the Provident and ElderTrust acquisitions. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements. Outstanding facility-level mortgage debt was approximately $622.3 million and $100.5 million as of December 31, 2005 and 2004, respectively.

The 2003 Consolidated Statement of Income includes a $4.9 million expense related to our early repayment of a prior year settlement agreement with the United States Department of Justice.

We received proceeds on the exercises of stock options in the amounts of $6.8 million and $17.7 million for the years ended December 31, 2005 and 2004, respectively. Future proceeds on the exercises of stock options are primarily affected by the future performance of our stock price and the number of options outstanding. Options outstanding have decreased to 1.3 million as of December 31, 2005, from 1.6 million and 2.6 million as of December 31, 2004 and 2003, respectively.

We generated net proceeds from our Distribution Reinvestment and Stock Purchase Plan of $5.0 million and $13.1 million for the years ended December 31, 2005 and 2004, respectively. In March 2005, we began offering a one percent discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. During 2004, we offered a two percent discount. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

We have outstanding loans to certain current and former executive officers in the aggregate principal amount of approximately $2.8 million as of December 31, 2005, down from $3.2 million at December 31, 2004. The loans are payable over ten years beginning, in each case, on the date such loan was made. See “Note 16—Related Party Transactions” of the Notes to Consolidated Financial Statements.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $223.8 million and $150.0 million for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 cash flows is primarily a result of increases due to rent escalators and additional rent, net of interest expense, relating to the properties acquired during 2005.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2005 was $615.0 million. We invested $589.6 million in real property, which was financed through borrowings under our revolving credit facility, the issuance of Senior Notes and cash on hand, and proceeds of $11.3 million from the sale of facilities, of which $9.9 million is being held in escrow for use in an Internal Revenue Code Section 1031 exchange. Additionally, we invested $47.3 million in real estate loans and received proceeds from our real estate loans of $20.3 million. Net cash used in investing activities for the year ended December 31, 2004 was $298.7 million. We invested $323.9 million in real property, which was financed through borrowings under our revolving credit facility and cash on hand, and sold two facilities for proceeds of $21.1 million. Net cash provided by investing activities for the year ended December 31, 2003 was $159.7 million. We received $139.2 million in proceeds from the disposal of real estate properties and $20.2 million in proceeds from the sale of the Kindred common stock.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $389.6 million for the year ended December 31, 2005. The proceeds included (i) $600.0 million from the issuance of Senior Notes, (ii) $102.0 million from the issuance of common stock, (iii) $50.2 million from net borrowings under our revolving credit facility and (iv) $6.8 million from the issuance of common stock upon the exercise of stock options. The uses primarily included (i) an aggregate principal payment of $212.6 million on the CMBS loan to fulfill this debt obligation, (ii) aggregate principal payments on other mortgage obligations of $19.4 million, (iii) $125.8 million of cash dividend payments and (iv) a cash payment for the swap break of $2.3 million.

Net cash provided by financing activities totaled $70.0 million for the year ended December 31, 2004. The proceeds included (i) $125.0 million from the issuance of Senior Notes, (ii) $64.2 million from the issuance of common stock, (iii) $39.0 million from net borrowings under our revolving credit facility and (iv) $17.7 million from the issuance of common stock upon the exercise of stock options. The uses included (i) an aggregate principal payment of $67.0 million on our previous term loan, the CMBS loan and other mortgage loans and (ii) $103.5 million of cash dividend payments.

Net cash used in financing activities totaled $217.4 million for the year ended December 31, 2003. The uses included (i) an aggregate principal payment of $67.1 million on our revolving credit facility and the CMBS loan, (ii) a $37.4 million cash payment in 2003 to settle the repurchase of Senior Notes that occurred on December 31, 2002, (iii) $8.6 million in swap breakage fees, (iv) full repayment on the United States settlement of $46.6 million and (v) $80.2 million of cash dividend payments. The uses were offset by $22.6 million of proceeds from the issuance of common stock upon the exercise of stock options.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in the future periods.

	Total	Less than 1 year	1-3 years	3-5 years (3)	More than 5 years (4)
	(in thousands)
Long-term debt obligations (1)(2)	$2,751,512	$145,174	$386,846	$773,545	$1,445,947
Obligations under interest rate swap (2)	1,580	581	999	—	—
Operating lease obligations	2,655	721	1,240	694	—

Total	$2,755,747	$146,476	$389,085	$774,239	$1,445,947

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the Swap were based on forward rates obtained as of December 31, 2005.
(3)	Includes outstanding principal amounts of $174.2 million of the 2009 Senior Notes and $175.0 million of the 2010 Senior Notes.
(4)	Includes outstanding principal amounts of $191.8 million of the 2012 Senior Notes, $175.0 million of the 2014 Senior Notes, $175.0 million of the 2015 Senior Notes, and $200.0 million of the 2016 Senior Notes.

In connection with the Kindred spin off, we assigned our former third-party lease obligations and third-party guarantee agreements to Kindred. As of December 31, 2005, we believe that the aggregate exposure under our third-party lease obligations was approximately $21.6 million and that we have no material exposure under the third-party guarantee agreements. Kindred has agreed to indemnify and hold us harmless from and against all claims against us arising out of the third-party leases, and we do not expect to incur any liability under those leases. However, we cannot assure you that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor its obligations under the indemnity agreement relating to the third-party leases. See “Note 12—Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective. All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ventas, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Ventas, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Ventas, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ventas, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 16, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 16, 2006

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(In thousands, except per share amounts)

	2005	2004
Assets
Real estate investments:
Land	$295,363	$147,327
Building and improvements	2,732,533	1,364,884

	3,027,896	1,512,211
Accumulated depreciation	(541,346)	(454,110)

Net real estate property	2,486,550	1,058,101
Loans receivable, net	39,924	13,031

Net real estate investments	2,526,474	1,071,132
Cash and cash equivalents	1,641	3,365
Escrow deposits and restricted cash	59,667	25,710
Deferred financing costs, net	17,581	13,550
Notes receivable—related parties	2,841	3,216
Other	30,914	9,962

Total assets	$2,639,118	$1,126,935

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$1,802,564	$843,178
Deferred revenue	10,540	12,887
Interest rate swap agreement	1,580	16,550
Accrued dividend	37,343	27,498
Accrued interest	14,418	8,743
Accounts payable and other accrued liabilities	74,960	27,461
Deferred income taxes	30,394	30,394

Total liabilities	1,971,799	966,711

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 103,523 and 85,131 shares issued at December 31, 2005 and 2004, respectively	25,927	21,283
Capital in excess of par value	692,650	208,903
Unearned compensation on restricted stock	(713)	(633)
Accumulated other comprehensive loss	(143)	(9,114)
Retained earnings (deficit)	(50,402)	(45,297)

	667,319	175,142
Treasury stock, 0 and 532 shares at December 31, 2005 and 2004, respectively	—	(14,918)

Total stockholders’ equity	667,319	160,224

Total liabilities and stockholders’ equity	$2,639,118	$1,126,935

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share amounts)

	2005	2004	2003
Revenues:
Rental income	$324,719	$232,076	$189,987
Interest income from loans receivable	5,001	2,958	3,036
Interest and other income	3,268	987	1,696

Total revenues	332,988	236,021	194,719

Expenses:
Interest	105,581	66,105	61,660
Depreciation	87,848	48,865	39,500
Property-level operating expenses	2,576	1,337	—
General, administrative and professional fees	23,104	16,460	14,673
Stock-based compensation	1,971	1,664	1,759
Loss on extinguishment of debt	1,376	1,370	84
Net (gain) loss on swap breakage	(981)	—	5,168
Net proceeds from litigation settlement	(15,909)	—	—
Contribution to charitable foundation	2,000	—	—
Reversal of contingent liability	—	—	(20,164)
Interest on United States settlement	—	—	4,943

Total expenses	207,566	135,801	107,623

Operating income	125,422	100,220	87,096
Gain on sale of Kindred common stock	—	—	9,039

Income before net loss on real estate disposals and discontinued operations	125,422	100,220	96,135
Net loss on real estate disposals	(175)	—	—

Income before discontinued operations	125,247	100,220	96,135
Discontinued operations	5,336	20,680	66,618

Net income	$130,583	$120,900	$162,753

Earnings per common share:
Basic:
Income before discontinued operations	$1.32	$1.20	$1.21
Net income	$1.37	$1.45	$2.05
Diluted:
Income before discontinued operations	$1.31	$1.19	$1.20
Net income	$1.36	$1.43	$2.03

Shares used in computing earnings per common share:
Basic	95,037	83,491	79,340
Diluted	95,775	84,352	80,094

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004, and 2003

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Unearned Compensation on Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2003	$20,652	$191,779	$(793)	$(26,116)	$(134,279)	$(104,870)	$(53,627)

Comprehensive income:
Net income	—	—	—	—	162,753	—	162,753
Unrealized loss on interest rate swap	—	—	—	(8,226)	—	—	(8,226)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	—	21,577	—	—	21,577
Unrealized gain on Kindred common stock	—	—	—	3,510	—	—	3,510
Reclassification adjustment for realized gain on Kindred common stock included in net income during the year	—	—	—	(9,039)	—	—	(9,039)

Comprehensive income							170,575
Dividends to common stockholders—$1.07 per share	—	—	—	—	(85,264)	—	(85,264)
Proceeds from issuance of shares for stock plans, net	—	(26,636)	—	—	—	49,420	22,784
Grant of restricted stock, net of forfeitures	—	(2,677)	(1,229)	—	—	4,479	573
Amortization of restricted stock grants	—	—	1,274	—	—	—	1,274

Balance at December 31, 2003	20,652	162,466	(748)	(18,294)	(56,790)	(50,971)	56,315

Comprehensive income:
Net income	—	—	—	—	120,900	—	120,900
Unrealized loss on interest rate swap	—	—	—	(1,965)	—	—	(1,965)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	—	11,145	—	—	11,145

Comprehensive income							130,080
Dividends to common stockholders—$1.30 per share	—	—	—	—	(109,407)	—	(109,407)
Proceeds from issuance of shares, net	631	63,575	—	—	—	—	64,206
Proceeds from issuance of shares for stock plans, net	—	(16,854)	—	—	—	34,653	17,799
Grant of restricted stock, net of forfeitures	—	(284)	(1,092)	—	—	1,400	24
Amortization of restricted stock grants	—	—	1,207	—	—	—	1,207

Balance at December 31, 2004	21,283	208,903	(633)	(9,114)	(45,297)	(14,918)	160,224

Comprehensive income:
Net income	—	—	—	—	130,583	—	130,583
Unrealized gain on interest rate swap	—	—	—	5,754	—	—	5,754
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	—	3,217	—	—	3,217

Comprehensive income							139,554
Dividends to common stockholders—$1.44 per share	—	—	—	—	(135,688)	—	(135,688)
Proceeds from issuance of shares, net	4,561	485,285	—	—	—	—	489,846
Proceeds from issuance of shares for stock plans, net	83	(1,368)	—	—	—	13,048	11,763
Grant of restricted stock, net of forfeitures	—	(170)	(1,330)	—	—	1,870	370
Amortization of restricted stock grants	—	—	1,250	—	—	—	1,250

Balance at December 31, 2005	$25,927	$692,650	$(713)	$(143)	$(50,402)	$—	$667,319

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$130,583	$120,900	$162,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations)	88,002	49,238	41,943
Amortization of deferred financing costs	3,891	3,895	4,095
Stock-based compensation	1,971	1,664	1,759
Reversal of contingent liability	—	—	(20,164)
Straight-lining of rental income	(14,287)	(2,462)	(108)
Gain on sale of Kindred common stock	—	—	(9,039)
Gain on sale of assets (including amounts in discontinued operations)	(4,939)	(19,428)	(51,781)
Loss on impairment of asset (included in discontinued operations)	—	—	845
Loss on extinguishment of debt	1,358	1,370	84
Amortization of deferred revenue	(3,497)	(2,577)	(3,707)
Net (gain) loss on swap breakage	(981)	—	5,168
Other	(2,698)	(2,016)	(212)
Changes in operating assets and liabilities:
Decrease (increase) in escrow deposits and restricted cash	10,120	(8,965)	12,378
Increase in other assets	(5,396)	(102)	(1,892)
Increase (decrease) in accrued interest	5,675	2,922	(1,416)
Increase (decrease) in accounts payable and accrued and other liabilities	13,962	5,519	(3,370)

Net cash provided by operating activities	223,764	149,958	137,366
Cash flows from investing activities:
Net investment in real estate property	(589,552)	(323,931)	(258)
Investment in loans receivable	(47,333)	—	—
Proceeds from real estate disposals	1,416	21,100	139,164
Proceeds from sale of Kindred common stock	—	—	20,223
Proceeds from loans receivable	20,274	3,580	205
Other	154	556	367

Net cash (used in) provided by investing activities	(615,041)	(298,695)	159,701
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	50,200	39,000	(59,900)
Proceeds from debt	600,000	125,000	—
Purchase of senior notes	—	—	(37,366)
Repayment of debt	(231,988)	(67,011)	(7,247)
Payment of swap breakage fee	(2,320)	—	(8,575)
Payment of deferred financing costs	(9,279)	(5,350)	(40)
Payment on the United States settlement	—	—	(46,647)
Issuance of common stock	101,964	64,206	—
Proceeds from stock option exercises	6,819	17,676	22,604
Cash distribution to stockholders	(125,843)	(103,523)	(80,247)

Net cash provided by (used in) financing activities	389,553	69,998	(217,418)

Net (decrease) increase in cash and cash equivalents	(1,724)	(78,739)	79,649
Cash and cash equivalents at beginning of year	3,365	82,104	2,455

Cash and cash equivalents at end of year	$1,641	$3,365	$82,104

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$100,362	$62,530	$70,342
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisition:
Real estate investments	$931,571	$103,603	$—
Escrow deposits and restricted cash	$34,144	$9,170	$—
Other assets acquired	$1,560	$206	$—
Debt	$541,174	$105,627	$—
Other liabilities	$33,275	$7,352	$—
Issuance of common stock	$392,826	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of December 31, 2005, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals, 139 seniors housing facilities and other facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. and its subsidiaries (collectively, “Kindred”) leased 225 of our facilities as of December 31, 2005. We also have real estate loan investments relating to 30 healthcare-related and seniors housing facilities as of December 31, 2005.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. (“PSLT OP”) and Ventas Finance I, LLC (“Ventas Finance”), and ElderTrust Operating Partnership (“ETOP”), in which we own substantially all of the partnership units.

Note 2—Summary of Significant Accounting Policies

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). We have accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R).

As required under Securities and Exchange Commission (the “Commission”) Release No. 33-8568, we adopted the provisions of this accounting standard on January 1, 2006. We will apply the modified prospective method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. See “Note 10—Compensation Plans” regarding the effect the adoption of SFAS No. 123(R) will have on our consolidated financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of Ventas, Inc. and all of its direct and indirect wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of rental revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

We operate through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties. Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our medical office buildings, we do not operate our facilities nor do we allocate capital to maintain the properties. Substantially all depreciation and interest expenses, except for interest expense relating to the United States Settlement (as defined in “Note 12—Commitments and Contingencies—Settlement of United States Claims”), reflected in the Consolidated Statements of Income relate to the ownership of our investment in real estate.

Discontinued Operations

The results of operations and gain/(loss) on real estate properties sold or held for sale are reflected in the Consolidated Statements of Income as “discontinued operations” for all periods presented. Interest expense allocated to discontinued operations has been estimated based on a proportional allocation of rental income among all of our facilities.

Long-Lived Assets

Investments in real estate properties are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No. 141, “Business Combinations.” We estimate fair values of the components of assets acquired as of the acquisition date or engage a third-party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of our buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third-party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

Fixtures and equipment totaling $151.3 million and $12.2 million at December 31, 2005 and 2004, respectively, is included in buildings and improvements in the Consolidated Balance Sheets. Depreciation is

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years for buildings and improvements and three to ten years for fixtures and equipment.

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

During the year ended December 31, 2003, we recorded a $0.8 million impairment on one non-operating skilled nursing facility. During the years ended December 31, 2005 and 2004, we did not recognize an impairment loss.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees are amortized over the contractual life of the loan using the level yield method. Interest income on the loans receivable is recorded as earned. We evaluate the collectibility of the loan receivable based on, among other things, (i) corporate and facility level financial and operational reports, (ii) compliance with the financial covenants set forth in the applicable loan documents and (iii) the financial stability of the applicable borrower and any guarantor.

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

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $5.9 million and $7.3 million at December 31, 2005 and 2004, respectively.

Derivative Instruments

As discussed in “Note 8—Borrowing Arrangements,” we use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements. Derivative instruments are reported at fair value on the Consolidated Balance Sheets. Changes in the fair value of

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income exclusive of ineffectiveness amounts which are reported in interest expense. As of December 31, 2005, a $0.1 million net unrealized loss on the derivatives is included in accumulated other comprehensive loss. Changes in fair value of derivative instruments that are not eligible for hedge accounting are reported in the Consolidated Statements of Income. See “Note 9—Fair Values of Financial Instruments.” Fair values of derivative instruments are verified with a third-party consultant.

Fair Values of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments.

•	Loans receivable: The fair value of loans receivable is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Notes receivable-related parties: The fair value of the notes receivable-related parties is estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•	Interest rate swap agreement: The fair value of the interest rate swap agreement is based on rates being offered for similar arrangements which consider forward yield curves and discount rates.

•	Senior notes payable and other debt: The fair values of borrowings under fixed rate agreements are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized fair value adjustments on certain derivative instruments.

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases (as defined below), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Federal Income Tax

As we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, no provision has been made from federal income tax purposes. See “Note 11—Income taxes.”

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Revenues from Properties

Approximately 59.8 percent and 81.5 percent of our total revenues for the years ended December 31, 2005 and 2004, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a “triple-net lease” pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from 10 to 15 years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

On June 7, 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 5—Acquisitions”), which leased all of its properties to affiliates of Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”) and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”). In September 2005, Brookdale was combined, through a series of mergers, with Alterra under a new holding company, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”). As a result of this acquisition, Brookdale Senior Living became a significant source of our total revenues. Approximately 22.9 percent of our total revenues for the year ended December 31, 2005 was derived from our lease agreements with Brookdale Senior Living.

Kindred is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. During the fourth quarter of 2005, Brookdale Senior Living completed the initial public offering of its common stock and, as a result, is now subject to the reporting requirements of the Commission and also required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Annual Report on Form 10-K is derived from filings made by Kindred or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

Kindred Master Leases

Each Kindred Master Lease is a triple-net lease pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. The properties leased to Kindred pursuant to each Kindred Master Lease are grouped into renewal bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years, commencing May 1, 1998, and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in each Kindred Master Lease). Base Rent escalates on May 1 of each year at an annual rate of 3.5 percent over the prior period Base Rent if certain Kindred revenue parameters are met.

We have a one-time right under each Kindred Master Lease (the “Reset Right”), exercisable by notice (the “Reset Notices”) given on or after January 20, 2006 and on or before July 19, 2007, to increase the rent to a then fair market rental rate for a total fee of $4.6 million payable on a pro-rata basis at the time of exercise under the applicable Kindred Master Lease. If we deliver the Reset Notices prior to July 19, 2006, the increased rent, if

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any, would be effective on July 19, 2006, and if we deliver the Reset Notices after July 19, 2006, the increased rent, if any, would be effective on the date the Reset Notices are delivered. The Reset Right applies to the original Kindred Master Leases on a lease-by-lease basis. If the Reset Right is exercised for any Kindred Master Lease, the annual escalations currently applicable to that particular Kindred Master lease may be altered or reduced, depending on market conditions at the time.

On July 1, 2003, we amended the Kindred Master Leases to increase rent on certain facilities leased to Kindred by $8.6 million per year on an annualized basis (May 1, 2003 through April 30, 2004), for approximately seven years. Subject to any adjustment resulting from our exercise of the Reset Right, this amount will escalate 3.5 percent annually in accordance with the Kindred Master Leases.

Brookdale Senior Living Leases

Each of our leases with subsidiaries of Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents affecting the properties. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 (in the case of fifteen “Grand Court” facilities we acquired in early 2004) or October 19, 2004 (in the case of the facilities we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004 (both in the case of facilities we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Under the terms of the Brookdale leases assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) three percent. Under the terms of the Brookdale leases with respect to the “Grand Court” facilities, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) two percent or (ii) 75 percent of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5 percent. See “Note 12—Commitments and Contingencies.”

The future contracted minimum rentals, excluding rent escalations and excluding the amortization of the value of the Kindred common stock and the $4.5 million in cash received on April 20, 2001, the date on which Kindred emerged from bankruptcy, but with straight-line rents where applicable, for all of our leases are as follows:

	Kindred	Brookdale Senior Living	Other	Total
	(in thousands)
2006	$198,914	$100,835	$60,524	$360,273
2007	198,914	103,590	60,567	363,071
2008	162,644	106,421	60,310	329,375
2009	144,509	109,332	59,522	313,363
2010	75,179	112,323	59,123	246,625
Thereafter	99,439	1,136,595	336,117	1,572,151

Total	$879,599	$1,669,096	$636,163	$3,184,858

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Concentration of Credit Risk

As of December 31, 2005, approximately 33.6 percent and 45.8 percent of our properties, based on their original cost, were operated by Kindred and Brookdale Senior Living, respectively, and approximately 59.5 percent and 27.5 percent of our properties, based on their original cost, were seniors housing facilities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other facilities. Our facilities are located in 42 states, with facilities in two states accounting for more than ten percent of total revenues for the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, facilities in only one state accounted for more than ten percent of total revenue.

Because we lease a substantial portion of our properties to Kindred and Brookdale Senior Living and Kindred and Brookdale Senior Living are the primary source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness or its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required to maintain our status as a REIT.

Note 5—Acquisitions

The following is a summary of our more significant acquisitions in 2005 and 2004. The primary reason for these acquisitions was to invest in healthcare and seniors housing properties with an expected yield on investment, as well as to diversify our properties and revenue base and reduce our dependence on Kindred for rental revenue.

Provident

On June 7, 2005, we completed the acquisition of Provident in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned seniors living properties located in the United States. Pursuant to the Provident acquisition, we acquired 68 independent and assisted living facilities in nineteen states comprised of approximately 6,819 residential living units, all of which are leased to affiliates of Brookdale and Alterra pursuant to triple-net leases with renewal options. As of December 31, 2005, the aggregate annualized contractual cash rent expected from the Provident properties was approximately $85.7 million.

We funded the cash portion of the purchase price for the Provident acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale of $350.0 million aggregate principal amount of senior notes issued by Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (collectively, the “Issuers”), and borrowings under our revolving credit facility. Additionally, we issued approximately 15.0 million shares of our common stock and share equivalents to Provident equity holders as part of the purchase price for the Provident acquisition. We also assumed approximately $459.4 million of property-level mortgage debt.

Other 2005 Acquisitions

During 2005, we acquired 23 seniors housing facilities, an adjacent parcel of land and one hospital for an aggregate purchase price of $278.2 million, including assumed debt of $74.4 million at the time of the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions. The seniors housing facilities and the hospital are leased under triple-net leases, each having initial terms ranging from ten to fifteen years and initially providing aggregate, annual cash base rent of approximately $23.9 million, subject to escalation as provided in the leases.

Also during 2005, we acquired three medical office buildings for an aggregate purchase price of $13.0 million, including assumed debt of $7.3 million at the time of the acquisitions. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged third parties to manage the operations of the medical office buildings.

2004 Acquisitions

In February 2004, we acquired all of the outstanding common shares of ElderTrust in an all-cash transaction valued at $184.0 million. At the close of the ElderTrust transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust transaction was approximately $160.0 million. The ElderTrust transaction added eighteen facilities to our portfolio. The ElderTrust properties are leased to various operators under leases having remaining terms primarily ranging from four to eleven years and initially providing aggregate, annual cash base rent of approximately $16.4 million, subject to escalation as provided in the leases. Concurrent with the consummation of the ElderTrust transaction, we also purchased all of the limited partnership units in ETOP, then held by third parties at $12.50 per unit, other than 31,455 Class C Units in ETOP (which remain outstanding). ETOP owns directly or indirectly all of the ElderTrust properties.

During 2004, we acquired fifteen independent living or assisted living facilities for an aggregate purchase price of $157.4 million. These facilities are leased by us to affiliates of Brookdale pursuant to a master lease containing ten properties and five separate single facility leases, all of which are triple-net leases guaranteed by Brookdale having an initial term of fifteen years and initially providing aggregate, annual cash base rent of approximately $14.5 million, subject to escalation as provided in the leases.

Additionally, during 2004 we acquired four seniors housing facilities and two skilled nursing facilities for an aggregate purchase price of $93.3 million. The facilities are leased under triple-net leases, having initial terms of ten to fifteen years and providing aggregate, annual cash base rent of approximately $8.9 million, subject to escalation as provided in the leases.

Also during 2004, we acquired five medical office buildings, for an aggregate purchase price of $15.9 million. These buildings are leased to various tenants under leases having remaining terms ranging from four to six years and initially providing for aggregate, annual cash base rent of approximately $1.9 million, subject to escalation as provided in the leases. We have engaged third parties to manage the operations of the medical office buildings.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value

The transactions completed during the year ended December 31, 2005 were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received.

	Provident	Other	Total
	(in thousands)
Land	$116,250	$32,755	$149,005
Buildings and improvements	1,113,640	258,453	1,372,093
Escrow deposits and restricted cash	31,996	2,148	34,144
Other assets	1,506	54	1,560

Total assets acquired	1,263,392	293,410	1,556,802
Notes payable and other debt	459,437	81,737	541,174
Other liabilities	28,362	4,913	33,275

Total liabilities assumed	487,799	86,650	574,449

Net assets acquired	775,593	206,760	982,353
Total equity issued	392,826	—	392,826

Total cash used	$382,767	$206,760	$589,527

Unaudited Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2005 and 2004 acquisitions and our 2005 and 2004 equity offerings as of the beginning of each of the three years ended December 31, 2005:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Revenues	$390,722	$379,111	$369,954
Expenses	263,693	275,542	271,156
Net income from continuing operations	126,854	103,569	107,837
Net income	132,190	124,249	174,455

Earnings per common share:
Basic:
Net income from continuing operations	$1.23	$1.01	$1.08
Net income	$1.28	$1.22	$1.75
Diluted:
Net income from continuing operations	$1.22	$0.98	$1.26
Net income	$1.27	$1.17	$2.04

Shares used in computing earnings per common share:
Basic	103,153	102,073	99,586
Diluted	103,891	106,181	85,341

Note 6—Dispositions

In 2005, we completed the sale of one seniors housing facility for approximately $9.9 million in net cash proceeds and recognized a net gain on sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million. These net proceeds are being held in escrow for use in an Internal

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Code Section 1031 exchange. In 2004, we completed the sale of two facilities for $21.1 million in net cash proceeds and recognized a net gain on the sale of $19.4 million. In addition, the tenant paid us lease termination fees approximating $0.5 million. In 2003, we completed the sale of 27 facilities for $139.2 million in net cash proceeds and recognized a net gain on the sale of $51.8 million. In addition, the tenants paid us lease termination fees approximating $10.1 million. The net gains and lease termination fees are included in discontinued operations for the respective years in which the dispositions occurred.

As of December 31, 2004, 2003 and 2002, the net book value of the facilities sold and held for sale during 2005, 2004 and 2003 was $5.3 million, $3.2 million and $91.7 million, respectively.

Set forth below is a summary of the results of operations of the sold and held for sale facilities during the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Rental income	$837	$2,227	$11,510
Interest and other income	165	500	10,116

Expenses:
Interest	627	1,102	3,501
Depreciation	153	373	2,443
Loss on impairment of asset held for sale	—	—	845

Income before gain on sale of real estate	222	1,252	14,837
Gain on sale of real estate	5,114	19,428	51,781

Discontinued operations	$5,336	$20,680	$66,618

Note 7—Loans Receivable

During 2005, we extended three first mortgage loans in the aggregate principal amount of $25.9 million. The loans accrue interest at a rate of 9.0 percent per annum and provide for monthly amortization of principal with balloon payment maturity dates ranging from February to April 2010. Each loan is guaranteed by an affiliate of the borrower and its two principals.

Also during 2005, we invested in a portfolio of eight distressed mortgage loans with eight separate borrowers for an aggregate purchase price of $21.4 million. As of December 31, 2005, our investment in the portfolio was satisfied by the buy-out of the applicable distressed mortgage loans in an amount equal to our investment in these loans. In conjunction with these buy-outs, we extended three first mortgage loans in an aggregate principal amount of $10.5 million. The new first mortgage loans accrue interest at a rate of nine percent per annum and provide for monthly amortization of principal with balloon payment maturity dates ranging from July to December 2010. These three first mortgage loans are also guaranteed by a third party and its two principals.

Our six first mortgage loans have a one percent exit fee that was paid at the date of issuance and is being deferred and amortized over the term of the loan. The aggregate unamortized balance of these deferred fees as of December 31, 2005 was $0.3 million.

During 2002, we completed a $120.0 million transaction with Trans Healthcare, Inc. (“THI”), a privately owned long-term care and hospital company. The transaction was structured as a $53.0 million sale-leaseback

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction and a $67.0 million loan, comprised of a $50.0 million first mortgage loan and a $17.0 million mezzanine loan. Following a sale of the first mortgage loan in December 2002, our investment in THI was $70.0 million.

As part of the THI sale-leaseback, we purchased five properties and are leasing them back to THI under a triple-net master lease. The properties subject to the sale-leaseback are four skilled nursing facilities and one continuing care retirement community. The THI master lease, which has an initial term of ten years, provides for initial annual base rent of $6.0 million, subject to annual escalation if THI meets specified revenue parameters.

As of December 31, 2005, the balance of the mezzanine loan receivable was approximately $4.0 million. The THI mezzanine loan bears interest, inclusive of upfront fees, at eighteen percent per annum and is secured by equity pledges in entities that own and operate certain healthcare facilities, plus liens on other healthcare properties, and interests in certain additional properties. In November 2005, THI sold the physical therapy business also securing the THI mezzanine loan and the approximately $5.4 million of proceeds from the sale were applied to repayment of the loan. The THI mezzanine loan matured on November 15, 2005. We have entered into a series of forbearance agreements with THI regarding terms in the THI mezzanine loan documents and the THI master lease. The current forbearance agreement with THI expires on February 28, 2006 and the principal balance of the mezzanine loan as of February 28, 2006 is less than $3.0 million. THI remains current on all lease payments under its lease and has made continuous monthly principal and interest payments under the mezzanine loan. We cannot assure you that we will enter into additional forbearance agreements with THI or that THI will pay us all amounts due under the mezzanine loan or will continue to make all lease payments under the THI master lease.

Note 8—Borrowing Arrangements

The following is a summary of our long-term debt and certain interest rate and maturity information as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(in thousands)
Revolving credit facility	$89,200	$39,000
6 1/2% Senior Notes due 2016	200,000	—
6 3/4% Senior Notes due 2010	175,000	—
7 1/8% Senior Notes due 2015	175,000	—
6 5/8% Senior Notes due 2014	175,000	125,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
CMBS loan	—	212,612
Other mortgage loans	622,326	100,528

	$1,802,564	$843,178

CMBS Loan

During 2001, we raised $225.0 million in gross proceeds from the completion of the CMBS transaction.

In December 2005, we repaid all of our outstanding indebtedness under the CMBS loan in the outstanding principal amount of $209.8 million at the payoff date with the net proceeds from our sale of the 2016 Senior Notes (as defined below) and borrowings under our revolving credit facility.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility

In September 2004, we entered into a $300.0 million senior secured revolving credit facility, which replaced our previous revolving credit facility. The revolving credit facility expires in September 2007. Subject to the satisfaction of certain conditions, we may extend the revolving credit facility for one year and increase our borrowing capacity to an amount not to exceed $450.0 million. Generally, borrowings outstanding under the revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage ranging from 1.05 percent to 1.75 percent depending on our consolidated leverage ratio. The applicable percentage was 1.45 percent at December 31, 2005. The previous credit facility included revolving borrowings bearing interest at a fluctuating LIBOR-based rate and a term loan. The term loan bore interest at LIBOR plus 2.50 percent and was scheduled to mature in April 2007. Ventas Realty is the borrower and we are the guarantor under the revolving credit facility.

Obligations under the revolving credit facility are secured by liens on certain of Ventas Realty’s real property assets and any related leases, rents and personal property, and, at Ventas Realty’s option, may be secured by certain cash collateral. Currently, 52 real properties owned or leased by Ventas Realty are mortgaged to secure the revolving credit facility. As of December 31, 2005, the net book value of these properties was $114.3 million. As of December 31, 2005, the borrowing base under the revolving credit facility was $300.0 million, the aggregate principal balance of outstanding obligations (excluding outstanding letters of credit of $0.2 million) was $89.2 million and the remaining availability was $210.6 million.

We incurred losses on extinguishment of debt in the amount of $1.4 million for each of the years ended December 31, 2005 and 2004, representing the write-off of unamortized deferred financing costs related to the CMBS loan and our previous revolving credit facility.

The revolving credit facility imposes various restrictions on us, including restrictions pertaining to: (i) the incurrence of additional indebtedness; (ii) liens; (iii) certain dividends, distributions and other payments (the sum of all restricted payments made by us after April 17, 2002 cannot exceed 95 percent of our aggregate cumulative funds from operations (“FFO”)); (iv) mergers, sales of assets and other transactions; (v) the maintenance of minimum consolidated adjusted net worth and certain consolidated leverage and fixed charge coverage ratios; (vi) transactions with affiliates; (vii) permitted business and development activities and uses of loan proceeds; and (viii) changes to material agreements. The revolving credit facility contains usual and customary events of default and is, among other things, cross-defaulted with certain other indebtedness and obligations of Ventas Realty.

Senior Notes

In December 2005, we completed the offerings of $200.0 million aggregate principal amount of 6 1/2% Senior Notes due 2016 (the “2016 Senior Notes”) of the Issuers at a half percent discount to par value.

In June 2005, we completed the offering of 6 3/4% Senior Notes due 2010 of the Issuers, in the aggregate principal amount of $175.0 million (the “2010 Senior Notes”), and 7 1/8% Senior Notes due 2015 of the Issuers, in the aggregate principal amount of $175.0 million (the “2015 Senior Notes”). In June 2005, we also completed the offering of $50.0 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which was in addition to the $125.0 million aggregate principal amount of 2014 Senior Notes originally issued in October 2004. The additional $50.0 million aggregate principal amount of the 2014 Senior Notes was issued at a one percent discount to par value. The additional $50.0 million aggregate principal amount and the original $125.0 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, we completed the offering of 8 3/4% Senior Notes due 2009 of the Issuers, in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”), and 9% Senior Notes due 2012 of the Issuers, in the aggregate principal amount of $225.0 million (the “2012 Senior Notes”). On December 31, 2002, we purchased $0.8 million principal amount of 2009 Senior Notes and $33.2 million principal amount of 2012 Senior Notes in open market transactions.

The 2016 Senior Notes, 2010 Senior Notes, 2015 Senior Notes, 2014 Senior Notes, 2009 Senior Notes, and 2012 Senior Notes (collectively, the “Senior Notes”) are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and by certain of our current and future subsidiaries as described in their respective indentures (collectively, the “Guarantors”). The Senior Notes are part of our general unsecured obligations, rank equal in right of payment with all of our existing and future senior obligations and rank senior to all of our existing and future subordinated indebtedness. However, the Senior Notes are effectively subordinated to all borrowings under our revolving credit facility with respect to the assets securing obligations under the facility.

The Issuers may redeem the 2016 Senior Notes, in whole at any time or in part from time to time, (i) prior to June 1, 2011 at a redemption price equal to 100 percent of the principal amount thereof, plus a make-whole premium as described in the applicable indenture and (ii) on or after June 1, 2011 at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to June 1, 2009, the Issuers may redeem up to 35 percent of the aggregate principal amount of the 2016 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.500 percent of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.

The Issuers may redeem the 2010 Senior Notes and the 2015 Senior Notes, in whole at any time or in part from time to time, prior to June 1, 2010 at a redemption price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date and a make-whole premium as described in the applicable indenture. The Issuers may also redeem the 2015 Senior Notes, in whole at any time or in part from time to time, on or after June 1, 2010 at varying redemption prices set forth in the applicable indenture, plus accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to June 1, 2008, the Issuers may redeem up to 35 percent of the aggregate principal amount of either or both of the 2010 Senior Notes and 2015 Senior Notes with the net cash proceeds from certain equity offerings at redemption prices equal to 106.750 percent and 107.125 percent, respectively, of the principal amount thereof, plus, in each case, accrued and unpaid interest thereon to the redemption date.

The Issuers may redeem the 2014 Senior Notes, in whole at any time or in part from time to time, (i) prior to October 15, 2009 at a redemption price equal to 100 percent of the principal amount thereof, plus a make-whole premium as described in the applicable indenture and (ii) on or after October 15, 2009 at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to October 15, 2007, the Issuers may redeem up to 35 percent of the aggregate principal amount of the 2014 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.625 percent of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.

The Issuers may redeem the 2009 Senior Notes and the 2012 Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date and a make-whole premium as described in the applicable indenture.

If we experience certain kinds of changes of control, the Issuers must make an offer to repurchase the Senior Notes, in whole or in part, at a purchase price in cash equal to 101 percent of the principal amount of the Senior

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s and S&P have confirmed their ratings at Ba3 or higher and BB- or higher on the Senior Notes and certain other conditions are met, this repurchase obligation will not apply.

The indentures governing the Senior Notes contain covenants that limit our ability and the ability of certain of our subsidiaries (collectively, the “Restricted Group”) to, among other things: (i) incur debt; (ii) incur secured debt; (iii) make certain dividends, distributions and investments (the sum of all restricted payments made by us cannot exceed 95 percent of our aggregate cumulative FFO from April 2002); (iv) enter into certain transactions, including transactions with affiliates; (v) subject our subsidiaries to restrictions on dividends or other payments to us; (vi) merge, consolidate or transfer all or substantially all of the Restricted Group’s assets; and (vii) sell assets. The Restricted Group is also required to maintain total unencumbered assets of at least 150 percent of the Restricted Group’s unsecured debt.

Other Mortgages

At December 31, 2005, we had outstanding 50 mortgage loans that we assumed in connection with various acquisitions. Outstanding principal balances on these loans ranged from $0.4 million to $60.9 million as of December 31, 2005. The loans bear interest at fixed rates ranging from 5.6 percent to 8.5 percent per annum, except with respect to nine loans with outstanding principal balances ranging from $4.5 million to $32.0 million, which bear interest at the lender’s variable rates, ranging from 3.52 percent to 7.25 percent per annum at of December 31, 2005. The fixed rate debt bears interest at a weighted average annual rate of 7.09 percent and the variable rate debt bears interest at a weighted average annual rate of 4.11 percent as of December 31, 2005. The loans had a weighted average maturity of ten years as of December 31, 2005.

Scheduled Maturities of Borrowing Arrangements

As of December 31, 2005, our indebtedness has the following maturities (in thousands):

2006	$15,674
2007	104,836
2008	32,983
2009	315,584
2010	265,763
Thereafter	1,067,724

$1,802,564

Derivatives and Hedging

In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. We currently have an interest rate swap to manage interest rate risk (the “2003-2008 Swap”). We prohibit the use of derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, we do not anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1998, we entered into an interest rate swap in the notional amount of $800.0 million (the “1998 Swap”) that was treated as a cash flow hedge. In 1999, we shortened the maturity of the 1998 Swap in exchange for a payment to us of $21.6 million, which was recorded as other comprehensive income. We began amortizing this deferred gain out of accumulated other comprehensive income in July 2003, the amended expiration date of the 1998 Swap, and will continue such amortization through December 2007, the original expiration date of the 1998 Swap.

In 2001, we entered into the 2003-2008 Swap in the notional amount of $450.0 million to hedge floating-rate debt for the period between July 1, 2003 and June 30, 2008, under which we pay a fixed rate at 5.385 percent and receive LIBOR from the counterparty to the agreement. The 2003-2008 Swap is treated as a cash flow hedge. In December 2003, we received unanticipated cash proceeds from the sale of various facilities to Kindred, thereby reducing our expected future variable rate debt balances. Accordingly, we entered into an agreement with the counterparty to reduce the notional amount of the 2003-2008 Swap to $330.0 million in exchange for a payment from us of approximately $8.6 million. This partial swap breakage cost and $3.4 million of the deferred gain were recognized as a net expense of $5.2 million in the Consolidated Statement of Income for the year ended December 31, 2003.

In December 2005, we refinanced our existing variable rate CMBS loan with the issuance of fixed rate 2016 Senior Notes, thereby reducing our expected future variable rate debt balances. Accordingly, we entered into an agreement with the counterparty to further reduce the notional amount of the 2003-2008 Swap to $100.0 million for its remaining term in exchange for a payment from us of approximately $2.3 million. This partial swap breakage cost and $3.3 million of the deferred gain were recognized as a net gain of approximately $1.0 million in the Consolidated Statement of Income for the year ended December 31, 2005.

Amortization of the deferred gain in accumulated other comprehensive income was $2.2 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the remaining deferred gain in accumulated other comprehensive income was $1.4 million which will continue to be amortized through December 2007.

Unrealized gains and losses on the 2003-2008 Swap are recorded as other comprehensive income. The amounts reclassified into interest expense due to the swaps for the years ended December 31, 2005, 2004 and 2003 were $6.9 million, $13.3 million and $19.2 million, respectively. Assuming no changes in interest rates, we estimate that approximately $0.6 million of the current balance recorded in accumulated other comprehensive income will be recognized as interest expense within the next twelve months consistent with historical reporting. For the years ended December 31, 2004 and 2003, $0.5 million and $0.3 million, respectively, of the unrealized loss on the swaps previously reported in accumulated other comprehensive income was reclassified to interest expense to reflect the excess of the notional amount of the swaps over the anticipated variable rate debt balances in the future. No amount was reflected as interest expense for the year ended December 31, 2005 as we anticipated our variable rate debt balances to approximate the $100.0 million notional amount of the 2003-2008 Swap.

There are no collateral requirements under the 2003-2008 Swap. We are exposed to credit loss in the event of the non-performance by the counterparty to an interest rate swap agreement. However, we do not anticipate non-performance by the counterparty. The notional amount of the 2003-2008 Swap at December 31, 2005 was $100.0 million and is scheduled to expire on June 30, 2008.

At December 31, 2005, the 2003-2008 Swap was reported at its fair value of $1.6 million in the liabilities section of the Consolidated Balance Sheet. The offsetting entry is reported as a deferred loss in accumulated other comprehensive loss.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Fair Values of Financial Instruments

As of December 31, 2005 and 2004, the carrying amounts and fair values of our financial instruments were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$1,641	$1,641	$3,365	$3,365
Loans receivable	39,924	46,008	13,031	13,031
Notes receivable-related parties	2,841	2,851	3,216	3,147
Interest rate swap agreement	(1,580)	(1,580)	(16,550)	(16,550)
Senior notes payable and other debt	(1,802,564)	(1,970,711)	(843,178)	(896,840)

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

Note 10—Compensation Plans

Stock Options and Restricted Stock

We have five plans under which options to purchase common stock and/or shares of restricted stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors may receive common stock in lieu of director fees (the following are collectively referred to as the “Plans”): (1) the 1987 Incentive Compensation Program (Employee Plan); (2) the 2000 Incentive Compensation Plan (Employee Plan); (3) the 1987 Stock Option Plan for Non-Employee Directors; (4) the 2004 Stock Plan for Directors; (5) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (6) the Executive Deferred Stock Compensation Plan; (7) the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”); and (8) the Nonemployee Director Deferred Stock Compensation Plan.

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. As of December 31, 2005, options for 1,303,420 shares had been granted to eligible participants and remained outstanding under the Plans.

We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. These options and shares of restricted stock vest over varying periods, and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of December 31, 2005, options for 38,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding.

We granted 70,127, 68,271 and 157,934 shares of restricted stock during the years ended December 31, 2005, 2004 and 2003, respectively. The market value of these shares on the date of the award has been recorded as unearned compensation on restricted stock, with the unamortized balance shown as a separate component of stockholders’ equity. Unearned compensation is amortized to expense over the vesting period, with charges to operations of approximately $1.2 million in 2005 and 2004 and $1.3 million in 2003.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New option and restricted stock grants and stock issuances may only be made under the 2000 Incentive Compensation Plan (Employee Plan), the Executive Deferred Stock Compensation Plan, the 2004 Stock Plan for Directors, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan. The number of shares reserved and the number of shares available for future grants or issuance under these plans as of December 31, 2005 are as follows:

•	2000 Incentive Compensation Plan (Employee Plan)—5,620,000 shares are reserved for grants to be issued to employees and, as of December 31, 2005, 883,248 shares were available for future grants. The 2000 Incentive Compensation Plan (Employee Plan) expires on December 31, 2006 and no additional grants thereunder will be permitted after that date.

•	Executive Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and, as of December 31, 2005, 500,000 shares were available for future issuance.

•	2004 Stock Plan for Directors—200,000 shares are reserved for grants or issuance to the chairman of the board and non-employee directors and, as of December 31, 2005, 176,750 shares were available for future grants or issuance. The 2004 Stock Plan for Directors expires on December 31, 2006 and no additional grants thereunder will be permitted after that date.

•	Directors Stock Purchase Plan—200,000 shares are reserved for issuance to the chairman of the board and non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and, as of December 31, 2005, 164,278 shares were available for future issuance.

•	Nonemployee Director Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and, as of December 31, 2005, 488,512 shares were available for future issuance.

No additional grants are permitted under the 1987 Incentive Compensation Program (Employee Plan), the 1987 Stock Option Plan for Non-Employee Directors or the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. As a result, the shares reserved under these three Plans equal the options outstanding under such Plans. As of December 31, 2005, we had reserved 65,159 shares for issuance under these Plans.

The following is a summary of stock option activity in 2005, 2004 and 2003:

A. 2005 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	1,617,769	$3.3125–$25.1700	$14.1778
Options granted	338,128	24.9300– 27.0900	25.2693
Options exercised	(606,444)	6.7500– 25.1700	11.2443
Options canceled	(8,033)	13.7356– 25.4400	22.4613

Outstanding at end of year	1,341,420	3.3125– 27.0900	18.2571

Exercisable at end of year	992,778	$3.3125–$27.0900	$16.1097

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B. 2004 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	2,565,618	$3.3125–$24.4701	$13.0621
Options granted	336,423	21.6000– 25.1700	23.3192
Options exercised	(1,229,705)	3.6250– 24.4701	14.3216
Options canceled	(54,567)	3.6250– 23.0000	14.4420

Outstanding at end of year	1,617,769	3.3125– 25.1700	14.1778

Exercisable at end of year	1,282,761	$3.3125– $23.9037	$12.7607

C. 2003 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	4,185,453	$0.1231–$26.0476	$13.6476
Options granted	326,398	11.2000– 15.1800	11.5055
Options exercised	(1,742,693)	4.0000– 19.1606	13.0043
Options canceled	(203,540)	5.8913– 26.0476	16.1346

Outstanding at end of year	2,565,618	3.3125– 24.4701	13.0621

Exercisable at end of year	2,240,136	$3.3125–$24.4701	$13.2802

A summary of stock options outstanding at December 31, 2005 follows:

Range of Exercise Prices	Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2005	Weighted Average Exercise Price
$3.3125 to $8.0000	34,757	4.6	$5.2625	34,757	$5.2625
$8.0001 to $13.7400	533,117	6.0	11.8372	526,119	11.8456
$13.7401 to $18.6200	71,144	2.4	15.8951	71,144	15.8951
$18.6201 to $25.1700	515,813	7.8	23.4595	304,471	22.9942
$25.1701 to $33.1250	186,589	9.0	25.5393	56,287	25.6963

	1,341,420	6.9	$18.2571	992,778	$16.1097

In 1995, FASB issued SFAS No. 123. This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under SFAS No. 123, the estimated fair value of the options granted during the years ended December 31, 2005, 2004 and 2003 was $854,300, $824,700 and $235,500, respectively.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net income, as reported	$130,583	$120,900	$162,753
Add: Stock-based employee compensation expense included in reported net income	1,971	1,664	1,759
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,872)	(2,567)	(2,070)

Pro forma net income	$129,682	$119,997	$162,442

Earnings per share:
Basic—as reported	$1.37	$1.45	$2.05
Basic—pro forma	$1.36	$1.44	$2.05
Diluted—as reported	$1.36	$1.43	$2.03
Diluted—pro forma	$1.36	$1.42	$2.03

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	4.5%	4.5%	4.0%
Dividend yield	6.61%	7.4%	9.0%
Volatility factors of the expected market price for our common stock	20.29%	17.5%	25.4%
Weighted average expected life of options	10 years	10 years	9 years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

In December 2004, FASB issued SFAS No. 123(R), which is a revision to SFAS No. 123 and requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. On January 1, 2006, we adopted SFAS No. 123(R) and are now recognizing compensation cost for all share-based payments to employees granted after that date and for all awards previously granted that remained unvested on that date. While the effect of adoption cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the effect of this accounting standard on our prior operating results would approximate the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share set forth above.

Employee and Director Stock Purchase Plan

During 2005, we implemented the Ventas Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90 percent of the market price on that date, with respect to the employee tax-favored portion of the plan, and not less than 95 percent of the market price on that date, with respect to the additional employee and director portion of the plan. We have reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2005, 4,530 shares had been purchased under the ESPP and 2,495,470 shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(K) plan that allows for eligible employees to defer compensation subject to certain limitations imposed by the Internal Revenue Code. We make a contribution for each qualifying employee of up to 3 percent of his or her salary, subject to limitations, regardless of the employee’s individual contribution. During 2005, 2004 and 2003, our contributions were approximately $78,000, $62,000 and $62,000, respectively.

Note 11—Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code commencing with the year ended December 31, 1999. We intend to continue to operate in such a manner as to enable us to qualify as a REIT. Our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests. During the years ended December 31, 2005, 2004 and 2003, our tax treatment of distributions was as follows:

	2005	2004	2003
Tax treatment of distributions:
Ordinary income	$1.4050	$1.1164	$0.8025
Long-term capital gain	—	0.1241	—
Unrecaptured section 1250 gain	—	0.0020	—

Distribution reported for 1099-DIV purposes	1.4050	1.2425	0.8025
Add: Dividend declared in current year and taxable in following year	0.3600	0.3250	0.2675
Less: Dividend declared in prior year and taxable in current year	(0.3250)	(0.2675)	—

Distributions declared per common share outstanding	$1.4400	$1.3000	$1.0700

No net provision for income taxes has been recorded in the Consolidated Financial Statements for the years ended December 31, 2005 and 2004 due to our belief that we qualified as a REIT and the distribution of more than 100 percent of our 2005 and 2004 taxable income as a dividend.

We believe we have met the annual distribution requirement by payment of at least 90 percent of our estimated taxable income for 2005, 2004 and 2003.

Net taxable income for federal income tax purposes results from net income for financial reporting purposes adjusted for the differences between the financial reporting and tax bases of assets and liabilities, including depreciation, prepaid rent, impairment losses on real estate, the United States Settlement liability, and the interest rate swap agreement. The net difference between tax bases and the reported amount of our assets and liabilities for federal income tax purposes was approximately $489.5 million less than the book bases of those assets and liabilities for financial reporting purposes for the year ended December 31, 2005. For the year ended December 31, 2004, the net difference between tax bases and the reported amount of our assets and liabilities for federal income tax purposes was $91.9 million more than the book bases of those assets and liabilities for financial reporting purposes.

We made no income tax payments for the years ended December 31, 2005, 2004 and 2003.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We potentially remain subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (i) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or (ii) the actual amount of gain. Some but not all future gains could be offset by available net operating losses. The deferred income tax liability of $30.4 million at December 31, 2005 and 2004 reflects a previously established liability to be utilized for any built-in gains tax incurred.

In 2003, we reported an increase of approximately $20.2 million to our operating results, reflecting the reversal of a previously recorded contingent liability. This contingent liability was previously recorded on the Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the IRS audit for our 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items. As in certain prior periods, the IRS is currently reviewing our federal income tax return for the year ended December 31, 2001. As of December 31, 2005 and 2004, the total contingent liability was $1.8 million.

We have a net operating loss carryforward of $86.2 million at December 31, 2005. This amount can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any, remaining after the dividends paid deduction. We will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards begin to expire in 2018. The availability of the carryforwards are subject to the results of the ongoing IRS examination for the prior tax years.

As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described above, no net deferred tax benefit has been ascribed to net operating loss carryforwards as of December 31, 2005 and 2004. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot assure you as to the outcome of these matters.

Note 12—Commitments and Contingencies

Assumption of Certain Operating Liabilities and Litigation

In connection with our spin off of Kindred in 1998, Kindred agreed, among other things, to assume all liabilities and to indemnify, defend and hold us harmless from and against certain losses, claims and litigation arising out of the ownership or operation of the healthcare operations or any of the assets transferred to Kindred in the spin off, including without limitation all claims arising out of the third-party leases and third-party guarantees assigned to and assumed by Kindred at the time of the spin off. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill these obligations. The total aggregate remaining minimum rental payments under the third-party leases was approximately $21.6 million as of December 31, 2005 and we believe that we had no material exposure under the third-party guarantees.

Similarly, in connection with Provident’s acquisition of certain Brookdale-related and Alterra-related entities in 2004 and our subsequent acquisition of Provident, Brookdale and Alterra agreed, among other things, to indemnify and hold Provident (and, as a result of the Provident acquisition, us) harmless from and against certain liabilities arising out of the ownership or operation of such entities prior to their acquisition by Provident.

There can be no assurance that Kindred, Brookdale and Alterra will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred, Brookdale or Alterra does not satisfy or otherwise honor its obligations to

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnify, defend and hold us harmless under its respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required to maintain our status as a REIT.

Kindred Common Stock

In connection with Kindred’s emergence from bankruptcy in April 2001, we received 1,498,500 shares of Kindred common stock, representing not more than 9.99 percent of the then issued and outstanding common stock of Kindred. Based on applicable laws, regulations, advice from experts, an appraisal, the trading performance of Kindred common stock at the time and other appropriate facts and circumstances, the illiquidity and lack of registration of the Kindred common stock when received and our lack of significant influence over Kindred, we determined the value of the Kindred common stock to be $18.2 million on the date of issuance. The Kindred common stock was issued to us as additional future rent in consideration of our agreement to charge the base rent as provided in the Kindred Master Leases.

Prior to 2003, we sold 577,686 shares of our Kindred common stock. During the year ended December 31, 2003, we sold the remaining 920,814 shares of Kindred common stock that we held and recognized a gain of $9.0 million. We have not held any Kindred common stock since 2003.

Settlement of United States Claims

The 2003 Consolidated Statement of Income includes a $4.9 million expense related to our early repayment of the obligations due under our prior year settlement agreement with the United States Department of Justice.

Brookdale Leases

Subject to certain limitations and restrictions, if during the first six years of the initial term of our Brookdale leases assumed in connection with the Provident acquisition we, either voluntarily or at Brookdale’s request, obtain new mortgage debt or refinance existing mortgage debt on property covered by a Brookdale lease, then we may be required to pay Brookdale the net proceeds from any such mortgage debt financing or refinancing. Also, subject to certain limitations and conditions, Brookdale may request that we obtain new mortgage debt or refinance existing mortgage debt on the property covered by the Brookdale leases, and we have agreed to use commercially reasonable efforts to pursue any such financing or refinancing from the holder of the then existing mortgage debt on the applicable Brookdale property. In connection with any such financing or refinancing, the rent for the applicable Brookdale property will be increased using a recomputed lease basis increased by an amount equal to the net financed proceeds paid to Brookdale plus any fees, penalties, premiums or other costs related to such financing or refinancing. In addition, if the monthly debt service on any financed or refinanced proceeds paid to Brookdale exceeds the rent increase attributable to those financed or refinanced proceeds, then Brookdale is required to pay the excess. In addition, under certain circumstances, Brookdale will also be required to pay additional amounts relating to increases in debt service and other costs relating to any such financing or refinancing.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$125,247	$100,220	$96,135
Discontinued operations	5,336	20,680	66,618

Net income	$130,583	$120,900	$162,753

Denominator:
Denominator for basic earnings per share—weighted average shares	95,037	83,491	79,340
Effect of dilutive securities:
Stock options	724	825	715
Time vesting restricted stock awards	14	36	39

Dilutive potential common stock	738	861	754

Denominator for diluted earnings per share—adjusted weighted average	95,775	84,352	80,094

Basic earnings per share
Income before discontinued operations	$1.32	$1.20	$1.21
Discontinued operations	0.05	0.25	0.84

Net income	$1.37	$1.45	$2.05

Diluted earnings per share
Income before discontinued operations	$1.31	$1.19	$1.20
Discontinued operations	0.05	0.24	0.83

Net income	$1.36	$1.43	$2.03

There were no anti-dilutive options outstanding for the years ended December 31, 2005 and 2004. Options to purchase 1.1 million shares of common stock at exercise prices ranging from $15.69 to $24.47 were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 2003 and, therefore, the effect would be anti-dilutive.

Note 14—Litigation

Legal Proceedings Presently Defended and Indemnified by Third Parties

The following litigation and other matters arose from our operations prior to the time of our spin off of Kindred in May 1998 or relate to assets or liabilities transferred to Kindred in connection with the spin off. Under the agreements we entered into with Kindred at the time of the spin off, Kindred assumed the defense, on our behalf, of the matters described below, among others, and has indemnified us for any fees, costs, expenses and liabilities related to these matters (the “Indemnification”). Under Kindred’s plan of reorganization, Kindred assumed and agreed to abide by the Indemnification and to defend us in these and other matters as required under the spin agreements. However, there can be no assurance that Kindred will continue to defend us in these matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or its obligations incurred in connection with the spin off. In addition, the following descriptions are based primarily on information included in Kindred’s public filings and information provided to us by Kindred. There can be no assurance that Kindred has included in its public filings and provided us complete and accurate information in all instances.

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669 was filed in June 1998 in the Circuit Court of Jefferson County, Kentucky. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On July 26, 2005, the Court granted Kindred’s motion and dismissed this action in its entirety. The plaintiff has appealed to the Kentucky Court of Appeals, and the parties are completing their briefing. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in the Consolidated Financial Statements as of December 31, 2005.

Kindred, Brookdale and Alterra are parties to certain legal actions and regulatory investigations arising in the normal course of their business. There can be no assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s or Alterra’s liquidity, financial position or results of operations, which in turn could have a material adverse effect on us.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue its claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2005.

During the fourth quarter of 2005, we settled the action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232, filed by us on June 27, 2002 in the Superior Court of the District of Columbia. The complaint asserted claims of legal malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of us in our spin off of Kindred. Under the terms of the settlement, a $25.5 million payment was made to us on behalf of Sullivan & Cromwell in the fourth quarter of 2005. After payment of expenses for this action, including the contingent fee for our outside legal counsel, we received approximately $15.9 million in net proceeds from the settlement, which we used to establish a charitable foundation, to repay debt and for other corporate purposes.

We are party to various other lawsuits arising in the normal course of our business. It is the opinion of management that, except as set forth in this Note 14, the disposition of these lawsuits will not, individually or in

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the aggregate, have a material adverse effect on us. If management’s assessment of our liability with respect to these actions is incorrect, such lawsuits could have a material adverse effect on us.

No provision for liability, if any, resulting from the aforementioned litigation has been made in our Consolidated Financial Statements as of December 31, 2005.

Note 15—Capital Stock

The authorized capital stock at December 31, 2005, 2004 and 2003 consisted of 180,000,000 shares of common stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share, of which 65,000 shares have been designated as Series A Preferred Stock and 300,000 shares have been designated Series A Participating Preferred Stock.

We have an effective registration statement on Form S-3 relating to the sale from time to time of up to $750.0 million aggregate offering price of common stock, preferred stock, subsidiary debt securities and related guarantees, depository shares and warrants. As of December 31, 2005, approximately $501.0 million of securities remained available for offering under the shelf registration statement.

In July 2005, we completed the sale of 3,247,000 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our revolving credit facility and for general corporate purposes, including the funding of acquisitions.

In March 2004, we completed the sale of 2,000,000 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $51.1 million in net proceeds from the sale, which we used to repay indebtedness under the revolving credit facility and for general corporate purposes, including the funding of acquisitions.

Excess Share Provision

In order to preserve our ability to maintain REIT status, our certificate of incorporation provides that if a person acquires beneficial ownership of greater than nine percent of our outstanding common stock or 9.9 percent of our outstanding preferred stock, the shares that are beneficially owned in excess of such limit are deemed to be excess shares. These shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the shares and the trustee may exercise all voting power over the shares.

We have the right to buy the excess shares for a purchase price equal to the lesser of (i) the price per share in the transaction that created the excess shares, or (ii) the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale of the excess shares or the original purchase price for such excess shares; any additional amounts are payable to the beneficiary of the trust.

The Board of Directors is empowered to grant waivers from the excess share provisions of our Certificate of Incorporation. In June 2003, we granted a waiver (the “C&S Waiver”) from the nine percent ownership limitation provisions of our Certificate of Incorporation to Cohen & Steers Capital Management, Inc. (“C&S”). Under the C&S Waiver, C&S may beneficially own, in the aggregate, up to fourteen percent in number of shares or value of our common stock.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan. Under the plan’s terms, existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock. In addition, existing stockholders, as well as new investors, may purchase shares of common stock by making optional cash payments. In March 2005, we began offering a one percent discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. In 2004, we offered a two percent discount on the purchase price of our stock to shareholders that participated in the plan. The availability of a market discount is at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability of a discount or the same discount in future months or quarters, respectively. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. We may also, without prior notice, change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market.

Note 16—Related Party Transactions

At December 31, 2005 and 2004, we had receivables of approximately $2.8 million and $3.2 million, respectively, due from certain current and former executive officers. The loans include interest provisions (with a 4.9 percent average annual interest rate) and were to finance the income taxes payable by the executive officers resulting from: (i) our 1998 spin off of Kindred and (ii) vesting of restricted shares. The loans are payable over a period of ten years. Interest on a note relating to the spin off in the principal amount of $1.1 million at December 31, 2005 (the “Spin Off Note”), is paid on a quarterly basis. The payee of the Spin Off Note resigned as an employee and director of Ventas in January 2003. In the event of a change in control, as defined in our previous 1997 Incentive Compensation Plan, accrued interest on and the principal balance of the Spin Off Note is forgiven. Interest on the note relating to taxes paid for the vested portion of restricted shares (the “Restricted Share Note”) is payable annually out of and only to the extent of dividends from the vested restricted shares. In the event of a change in control (as defined in the relevant employment agreement) or upon termination of the officer without cause (as defined in the relevant employment agreement), the principal balance of the Restricted Share Note is forgiven. The Restricted Share Note is secured by a pledge of all of the restricted shares to which the Restricted Share Note relates and the Restricted Share Note is otherwise non-recourse. The Spin Off Note is not secured.

During 1998, we acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (“Tangram”). Tangram is a wholly owned subsidiary of Res-Care, Inc. (“Res-Care”) of which a member of our Board of Directors is the Chairman, President and Chief Executive Officer. We lease the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the years ended December 31, 2005, 2004 and 2003, Tangram has paid us approximately $863,000, $834,000 and $816,000, respectively, in base rent payments.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2005 and 2004 is provided below.

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Revenues (1)	$63,800	$74,952	$95,933	$98,303
Income before discontinued operations (1)	27,612	27,108	28,719	41,808
Discontinued operations (1)	(39)	(40)	2	5,413
Net income	27,573	27,068	28,721	47,221
Earnings per share:
Basic:
Income before discontinued operations	$0.33	$0.31	$0.28	$0.40
Discontinued operations	—	—	—	0.06

Net income	$0.33	$0.31	$0.28	$0.46

Diluted:
Income before discontinued operations	$0.32	$0.30	$0.28	$0.40
Discontinued operations	—	—	—	0.05

Net income	$0.32	$0.30	$0.28	$0.45

Dividends declared per share	$0.36	$0.36	$0.36	$0.36

(1)	The amounts presented for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 are not equal to the same amounts previously reported in our quarterly reports on Form 10-Q for each period as a result of discontinued operations consisting of properties sold in fourth quarter 2005. The following is a reconciliation to the amounts previously reported in the Form 10-Q:

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005
	(in thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$64,003	$75,154	$96,135
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(203)	(202)	(202)

Total revenues disclosed in Form 10-K	$63,800	$74,952	$95,933

Income before discontinued operations, previously reported in Form 10-Q	$27,573	$27,068	$28,721
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	39	40	(2)

Income before discontinued operations disclosed in Form 10-K	$27,612	$27,108	$28,719

Discontinued operations, previously reported in Form 10-Q	$—	$—	$—
Discontinued operations from properties sold subsequent to the respective reporting period	(39)	(40)	2

Discontinued operations disclosed in Form 10-K	$(39)	$(40)	$2

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Revenues (1)	$53,808	$59,223	$61,060	$61,930
Income before discontinued operations (1)	23,095	25,503	25,157	26,465
Discontinued operations (1)	180	151	140	20,209
Net income	23,275	25,654	25,297	46,674
Earnings per share:
Basic:
Income before discontinued operations	$0.28	$0.31	$0.30	$0.31
Discontinued operations	—	—	—	0.24

Net income	$0.28	$0.31	$0.30	$0.55

Diluted:
Income before discontinued operations	$0.28	$0.30	$0.30	$0.31
Discontinued operations	—	—	—	0.24

Net income	$0.28	$0.30	$0.30	$0.55

Dividends declared per share	$0.325	$0.325	$0.325	$0.325

(1)	The amounts presented for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 are not equal to the same amounts previously reported in our quarterly reports on Form 10-Q for each period as a result of discontinued operations consisting of properties sold in fourth quarter 2004. The following is a reconciliation to the amounts previously reported in the Form 10-Q:

	For the Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004
	(in thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$53,943	$59,425	$61,262
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(135)	(202)	(202)

Total revenues disclosed in Form 10-K	$53,808	$59,223	$61,060

Income before discontinued operations, previously reported in Form 10-Q	$23,091	$25,464	$25,100
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	4	39	57

Income before discontinued operations disclosed in Form 10-K	$23,095	$25,503	$25,157

Discontinued operations, previously reported in Form 10-Q	$184	$190	$197
Discontinued operations from properties sold subsequent to the respective reporting period	(4)	(39)	(57)

Discontinued operations disclosed in Form 10-K	$180	$151	$140

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of the Issuers. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the Senior Notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the Senior Notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes. Additionally, as of December 31, 2005, approximately $114.3 million of the net assets of Ventas Realty were mortgaged to secure our revolving credit facility. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005:

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$12,117	$56,200	$946,916	$925,791	$585,450	$—	$2,526,474
Cash and cash equivalents	1	1	1	1,026	612	—	1,641
Escrow deposits and restricted cash	220	26	26,734	17,595	15,092	—	59,667
Deferred financing costs, net	—	—	—	17,581	—	—	17,581
Notes receivable—related parties	1,716	—	—	1,125	—	—	2,841
Equity in affiliates	374,862	80,390	109,519	724,039	15	(1,288,825)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	509	13,057	9,893	7,455	—	30,914

Total assets	$388,916	$146,165	$1,096,227	$1,697,050	$608,624	$(1,297,864)	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$424	$300,631	$1,180,239	$321,270	$—	$1,802,564
Intercompany	—	2,696	125,000	(132,500)	4,804	—	—
Deferred revenue	44	—	1,900	8,596	—	—	10,540
Interest rate swap agreement	—	—	—	1,580	—	—	1,580
Accrued dividend	37,272	71	—	—	—	—	37,343
Accrued interest	—	3	1,429	11,190	1,796	—	14,418
Accounts payable and other accrued liabilities	2,346	103	22,846	36,163	13,109	393	74,960
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	70,056	3,297	451,806	1,105,268	340,979	393	1,971,799
Total stockholders’ equity	318,860	142,868	644,421	591,782	267,645	(1,298,257)	667,319

Total liabilities and stockholders’ equity	$388,916	$146,165	$1,096,227	$1,697,050	$608,624	$(1,297,864)	$2,639,118

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidation
	(In thousands)
Assets
Net real estate investments	$12,806	$63,608	$95,719	$772,883	$126,116	$—	$1,071,132
Cash and cash equivalents	48	37	9	1,846	1,425	—	3,365
Escrow deposits and restricted cash	237	2,658	5,041	12,812	4,962	—	25,710
Deferred financing costs, net	—	—	2,612	10,938	—	—	13,550
Notes receivable—related parties	1,716	—	—	1,500	—	—	3,216
Equity in affiliates	391,817	80,447	114,867	—	15	(587,146)	—
Other	—	209	191	8,555	1,007	—	9,962

Total assets	$406,624	$146,959	$218,439	$808,534	$133,525	$(587,146)	$1,126,935

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$9,666	$212,612	$530,037	$90,863	$—	$843,178
Intercompany	—	3,622	—	(7,802)	4,180	—	—
Deferred revenue	71	—	2,327	10,489	—	—	12,887
Interest rate swap agreement	—	—	—	16,550	—	—	16,550
Accrued dividend	27,498	—	—	—	—	—	27,498
Accrued interest	—	264	502	7,435	542	—	8,743
Accounts payable and other accrued liabilities	2,030	607	—	19,895	4,536	393	27,461
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	59,993	14,159	215,441	576,604	100,121	393	966,711
Total stockholders’ equity	346,631	132,800	2,998	231,930	33,404	(587,539)	160,224

Total liabilities and stockholders’ equity	$406,624	$146,959	$218,439	$808,534	$133,525	$(587,146)	$1,126,935

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:

Rental income	$2,349	$5,683	$77,380	$203,013	$36,294	$—	$324,719
Interest income from loans receivable	—	—	—	5,001	—	—	5,001
Equity earnings in affiliates	130,026	(483)	29,886	—	—	(159,429)	—
Interest and other income	75	93	110	2,901	89	—	3,268

Total revenues	132,450	5,293	107,376	210,915	36,383	(159,429)	332,988

Expenses:
Interest	—	36	21,504	69,462	14,579	—	105,581
Depreciation	690	2,140	27,400	43,271	14,347	—	87,848
Property-level operating expenses	—	—	—	428	2,148	—	2,576
General, administrative and professional fees	1,168	583	6,157	12,401	2,795	—	23,104
Stock-based compensation	9	26	285	1,522	129	—	1,971
Loss on extinguishment of debt	—	—	1,376	—	—	—	1,376
Net gain on swap breakage	—	—	—	(981)	—	—	(981)
Net proceeds from litigation settlement	—	—	—	(15,909)	—	—	(15,909)
Contribution to charitable foundation	—	—	—	2,000	—	—	2,000
Intercompany interest	—	(25)	—	(599)	624	—	—

Total expenses	1,867	2,760	56,722	111,595	34,622	—	207,566

Income before net loss on discontinued operations	130,583	2,533	50,654	99,320	1,761	(159,429)	125,422
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Income before discontinued operations	130,583	2,533	50,654	99,145	1,761	(159,429)	125,247
Discontinued operations	—	5,441	—	(105)	—	—	5,336

Net income	$130,583	$7,974	$50,654	$99,040	$1,761	$(159,429)	$130,583

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,271	$5,198	$34,089	$177,745	$12,773	$—	$232,076
Interest income from loans receivable	—	—	—	2,958	—	—	2,958
Equity earnings in affiliates	119,661	(376)	3,218	—	—	(122,503)	—
Interest and other income	161	72	8	703	43	—	987

Total revenues	122,093	4,894	37,315	181,406	12,816	(122,503)	236,021

Expenses:
Interest	—	139	8,099	52,125	5,742	—	66,105
Depreciation	694	1,960	5,319	37,214	3,678	—	48,865
Property-level operating expenses	—	—	—	142	1,195	—	1,337
General, administrative and professional fees	487	576	2,450	12,027	920	—	16,460
Stock-based compensation	12	31	176	1,385	60	—	1,664
Loss on extinguishment of debt	—	—	—	1,370	—	—	1,370
Intercompany interest	—	(110)	—	(409)	519	—	—

Total expenses	1,193	2,596	16,044	103,854	12,114	—	135,801

Income before discontinued operations	120,900	2,298	21,271	77,552	702	(122,503)	100,220
Discontinued operations	—	(47)	—	20,727	—	—	20,680

Net income	$120,900	$2,251	$21,271	$98,279	$702	$(122,503)	$120,900

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2003

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,112	$32,949	$154,926	$—	$—	$189,987
Interest income from loan receivable	—	—	3,036	—	—	3,036
Equity earnings in affiliates	145,945	1,224	—	—	(147,169)	—
Interest and other income	341	13	1,342	—	—	1,696

Total revenues	148,398	34,186	159,304	—	(147,169)	194,719
Expenses:
Interest	—	8,284	53,376	—	—	61,660
Depreciation	694	5,319	33,487	—	—	39,500
General, administrative and professional fees	159	2,517	11,997	—	—	14,673
Stock-based compensation	13	212	1,534	—	—	1,759
Loss on extinguishment of debt	—	84	—	—	—	84
Net loss on swap breakage	—	—	5,168	—	—	5,168
Reversal of contingent liability	(20,164)	—	—	—	—	(20,164)
Interest on United States settlement	4,943	—	—	—	—	4,943

Total expenses	(14,355)	16,416	105,562	—	—	107,623

Operating income	162,753	17,770	53,742	—	(147,169)	87,096
Gain on sale of Kindred common stock	—	—	9,039	—	—	9,039

Income before discontinued operations	162,753	17,770	62,781	—	(147,169)	96,135
Discontinued operations	—	6,905	59,713	—	—	66,618

Net income	$162,753	$24,675	$122,494	$—	$(147,169)	$162,753

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,563	$6,221	$43,593	$159,440	$12,947	$—	$223,764

Net cash (used in) provided by investing activities	(17,321)	10,228	—	(607,948)	—	—	(615,041)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	50,200	—	—	50,200
Proceeds from debt	—	—	—	600,000	—	—	600,000
Issuance of intercompany note	—	—	125,000	(125,000)	—	—	—
Repayment of debt	—	(9,242)	(214,598)	(4,561)	(3,587)	—	(231,988)
Payment of swap breakage fee	—	—	—	(2,320)	—	—	(2,320)
Payment of deferred financing costs	—	—	—	(9,279)	—	—	(9,279)
Issuance of common stock	101,964	—	—	—	—	—	101,964
Proceeds from stock option exercises	6,819	—	—	—	—	—	6,819
Cash distribution from affiliates	32,574	(7,046)	45,997	(61,479)	(10,046)	—	—
Cash distribution to stockholders	(125,646)	(197)	—	—	—	—	(125,843)

Net cash provided by (used in) financing activities	15,711	(16,485)	(43,601)	447,561	(13,633)	—	389,553

Net decrease in cash and cash equivalents	(47)	(36)	(8)	(947)	(686)	—	(1,724)
Cash and cash equivalents at beginning of year	48	37	9	1,973	1,298	—	3,365

Cash and cash equivalents at end of year	$1	$1	$1	$1,026	$612	$—	$1,641

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,578	$4,461	$24,839	$112,982	$5,098	$—	$149,958

Net cash (used in) provided by investing activities	(121,141)	27,152	14	(205,589)	869	—	(298,695)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	39,000	—	—	39,000
Proceeds from debt	—	—	—	125,000	—	—	125,000
Repayment of debt	—	(3,669)	(2,812)	(59,100)	(1,430)	—	(67,011)
Payment of deferred financing cost	—	—	—	(5,350)	—	—	(5,350)
Cash distribution from affiliates	140,205	(35,407)	(22,038)	(79,648)	(3,112)	—	—
Issuance of intercompany note	—	7,500	—	(7,500)	—	—	—
Issuance of common stock	64,206	—	—	—	—	—	64,206
Proceeds from stock option exercises	17,676	—	—	—	—	—	17,676
Cash distribution to stockholders	(103,523)	—	—	—	—	—	(103,523)

Net cash provided by (used in) financing activities	118,564	(31,576)	(24,850)	12,402	(4,542)	—	69,998

Net increase (decrease) in cash and cash equivalents	1	37	3	(80,205)	1,425	—	(78,739)
Cash and cash equivalents at beginning of year	47	—	6	82,051	—	—	82,104

Cash and cash equivalents at end of year	$48	$37	$9	$1,846	$1,425	$—	$3,365

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$158,508	$26,056	$99,971	$—	$(147,169)	$137,366

Net cash (used in) provided by investing activities	(52)	7,456	152,297	—	—	159,701

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	(59,900)	—	—	(59,900)
Purchase of senior notes	—	—	(37,366)	—	—	(37,366)
Repayment of debt	—	(7,247)	—	—	—	(7,247)
Payment of swap breakage fee	—	—	(8,575)	—	—	(8,575)
Payment of deferred financing costs	—	—	(40)	—	—	(40)
Payment on the United States settlement	(46,647)	—	—	—	—	(46,647)
Cash distribution from affiliates	(54,167)	(26,260)	(66,742)	—	147,169	—
Proceeds from stock option exercises	22,604	—	—	—	—	22,604
Cash distribution to stockholders	(80,247)	—	—	—	—	(80,247)

Net cash used in financing activities	(158,457)	(33,507)	(172,623)	—	147,169	(217,418)

Net (decrease) increase in cash and cash equivalents	(1)	5	79,645	—	—	79,649
Cash and cash equivalents at beginning of year	48	1	2,406	—	—	2,455

Cash and cash equivalents at end of year	$47	$6	$82,051	$—	$—	$82,104

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—ETOP Condensed Consolidating Information

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes. See “Note 18—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying ETOP’s and our debt service obligations, including ETOP’s and our guarantee of payment of principal and interest on the Senior Notes. See “Note 8—Borrowing Arrangements.” Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the ETOP Condensed Consolidating Financial Statements for the periods prior to the ElderTrust merger are presented as “Predecessor Company” financial statements and are not included as part of our Condensed Consolidating Financial Statements for those periods.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$56,200	$88,992	$—	$145,192
Cash and cash equivalents	1	438	—	439
Escrow deposits and restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other	509	1,366	—	1,875

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	71	—	—	71
Accrued interest	3	431	—	434
Accounts payable and other accrued liabilities	103	3,017	—	3,120

Total liabilities	3,297	75,028	—	78,325
Total partners’ equity	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ equity	$146,165	$96,401	$(80,405)	$162,161

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$63,608	$92,135	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Escrow deposits and restricted cash	2,658	4,047	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other	209	681	—	890

Total assets	$146,959	$98,051	$(80,462)	$164,548

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt and lease obligations	$9,666	$68,067	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliate	7,802	—	—	7,802
Accrued interest	264	439	—	703
Accounts payable and other accrued liabilities	607	2,716	—	3,323

Total liabilities	14,159	75,402	—	89,561
Total partners’ equity	132,800	22,649	(80,462)	74,987

Total liabilities and partners’ equity	$146,959	$98,051	$(80,462)	$164,548

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,683	$10,695	$—	$16,378
Interest and other income	93	56	—	149
Equity earnings in affiliates	(483)	—	483	—

Total revenues	5,293	10,751	483	16,527
Expenses:
Interest	36	5,161	—	5,197
Depreciation	2,140	3,167	—	5,307
Property-level operating expenses	—	1,430	—	1,430
General, administrative and professional fees	583	814	—	1,397
Stock-based compensation	26	37	—	63
Intercompany interest	(25)	625	—	600

Total expenses	2,760	11,234	—	13,994

Income (loss) before discontinued operations	2,533	(483)	483	2,533
Discontinued operations	5,441	—	—	5,441

Net income (loss)	$7,974	$(483)	$483	$7,974

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,198	$9,724	$—	$14,922
Interest and other income	72	43	—	115
Equity earnings in affiliates	(376)	—	376	—

Total revenues	4,894	9,767	376	15,037

Expenses:
Interest	139	4,814	—	4,953
Depreciation	1,960	2,896	—	4,856
Property-level operating expenses	—	1,161	—	1,161
General, administrative and professional fees	576	709	—	1,285
Stock-based compensation	31	44	—	75
Intercompany interest	(110)	519	—	409

Total expenses	2,596	10,143	—	12,739

Income (loss) before discontinued operations	2,298	(376)	376	2,298
Discontinued operations	(47)	—	—	(47)

Net income (loss)	$2,251	$(376)	$376	$2,251

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Interest	40	509	—	549
Depreciation	192	295	—	487
Property-level expenses	—	101	—	101
General and administrative	182	18	—	200
Loss on extinguishment of debt	8	—	—	8
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2003

(unaudited)

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$6,385	$12,335	$—	$18,720
Interest and other income	198	108	—	306
Intercompany interest income	4,816	—	(4,816)	—
Equity earnings in affiliates	481	—	(481)	—

Total revenues	11,880	12,443	(5,297)	19,026
Expenses:
Interest	2,043	5,976	—	8,019
Depreciation	2,345	3,493	—	5,838
Property-level expenses	—	1,229	—	1,229
General and administrative	2,358	275	—	2,633
Severance expense	1,270	—	—	1,270
Intercompany interest	669	989	(1,658)	—
Gain on extinguishment of debt	(1,039)	—	—	(1,039)

Total expenses	7,646	11,962	(1,658)	17,950

Income before discontinued operations	4,234	481	(3,639)	1,076
Discontinued operations	133	—	3,241	3,374

Net income	$4,367	$481	$(398)	$4,450

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$6,221	$1,410	$—	$7,631

Net cash provided by (used in) investing activities	10,228	(25)	—	10,203

Cash flows from financing activities:
Repayment of debt	(9,242)	(1,292)	—	(10,534)
Partner distribution	(7,046)	(828)	—	(7,874)
Cash dividends to stockholders	(197)	—	—	(197)

Net cash used in financing activities	(16,485)	(2,120)	—	(18,605)

Net decrease in cash and cash equivalents	(36)	(735)	—	(771)
Cash and cash equivalents at beginning of year	37	1,173	—	1,210

Cash and cash equivalents at end of year	$1	$438	$—	$439

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$4,461	$2,907	$—	$7,368

Net cash used in investing activities	—	(83)	—	(83)

Cash flows from financing activities:
Repayment of debt	(3,669)	(1,009)	—	(4,678)
Issuance of note payable	7,500	—	—	7,500
Partner distribution	(35,407)	(1,510)	—	(36,917)

Net cash used in financing activities	(31,576)	(2,519)	—	(34,095)

Net (decrease) increase in cash and cash equivalents	(27,115)	305	—	(26,810)
Cash and cash equivalents at beginning of year	27,152	868	—	28,020

Cash and cash equivalents at end of year	$37	$1,173	$—	$1,210

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of year	24,848	821	—	25,669

Cash and cash equivalents at end of year	$27,151	$869	$—	$28,020

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

(unaudited)

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$23,429	$2,617	$—	$26,046

Net cash provided by (used in) investing activities	34,258	(293)	—	33,965

Cash flows from financing activities:
Issuance of partnership units	(112)	—	—	(112)
Distributions to unitholders	(3,855)	—	—	(3,855)
Payments on mortgages payable	(36,533)	(1,154)	—	(37,687)

Net cash used in financing activities	(40,500)	(1,154)	—	(41,654)

Net increase in cash and cash equivalents	17,187	1,170	—	18,357
Cash and cash equivalents at beginning of year	6,906	473	—	7,379

Cash and cash equivalents at end of year	$24,093	$1,643	$—	$25,736

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
KINDRED SKILLED NURSING FACILITIES
Rehabilitation & Healthcare Center of Huntsville	Huntsville	AL	534	4,216		534	4,216	2,465	1968	1991	25 years
Rehabilitation & Healthcare Center of Birmingham	Birmingham	AL	—	1,921		—	1,921	1,490	1971	1992	20 years
Rehabilitation & Healthcare Center of Mobile	Mobile	AL	5	2,981		5	2,981	1,452	1967	1992	29 years
Valley Healthcare & Rehabilitation Center	Tucson	AZ	383	1,954		383	1,954	1,035	1964	1993	28 years
Sonoran Rehabilitation & Care Center	Phoenix	AZ	781	2,755		781	2,755	1,318	1962	1992	29 years
Desert Life Rehabilitation & Care Center	Tucson	AZ	611	5,117		611	5,117	3,186	1979	1982	37 years
Villa Campana Health Center	Tucson	AZ	533	2,201		533	2,201	894	1983	1993	35 years
Kachina Point Health Care & Rehabilitation	Sedona	AZ	364	4,179		364	4,179	2,192	1983	1984	45 years
Nob Hill Healthcare Center	San Francisco	CA	1,902	7,531		1,902	7,531	3,620	1967	1993	28 years
Canyonwood Nursing & Rehabilitation Center	Redding	CA	401	3,784		401	3,784	1,425	1989	1989	45 years
Californian Care Center	Bakersfield	CA	1,439	5,609		1,439	5,609	2,000	1988	1992	40 years
Magnolia Gardens Care Center	Burlingame	CA	1,832	3,186		1,832	3,186	1,519	1955	1993	28.5 years
Lawton Healthcare Center	San Francisco	CA	943	514		943	514	337	1962	1996	20 years
Valley Gardens HC & Rehabilitation	Stockton	CA	516	3,405		516	3,405	1,394	1988	1988	29 years
Alta Vista Healthcare Center	Riverside	CA	376	1,669		376	1,669	898	1966	1992	29 years
Maywood Acres Healthcare Center	Oxnard	CA	465	2,363		465	2,363	1,152	1964	1993	29 years
La Veta Healthcare Center	Orange	CA	47	1,459		47	1,459	725	1964	1992	28 years
Bay View Nursing & Rehabilitation Center	Alameda	CA	1,462	5,981		1,462	5,981	2,894	1967	1993	45 years
Village Square Nursing & Rehabilitation Center	San Marcos	CA	766	3,507		766	3,507	1,081	1989	1993	42 years
Cherry Hills Health Care Center	Englewood	CO	241	2,180		241	2,180	1,141	1960	1995	30 years
Aurora Care Center	Aurora	CO	197	2,328		197	2,328	1,081	1962	1995	30 years
Castle Garden Care Center	Northglenn	CO	501	8,294		501	8,294	3,707	1971	1993	29 years
Brighton Care Center	Brighton	CO	282	3,377		282	3,377	1,570	1969	1992	30 years
Andrew House Healthcare	New Britain	CT	247	1,963		247	1,963	879	1967	1992	29 years
Camelot Nursing & Rehabilitation Center	New London	CT	202	2,363		202	2,363	1,073	1969	1994	28 years
Windsor Rehabilitation & Healthcare Center	Windsor	CT	368	2,520		368	2,520	1,277	1965	1994	30 years
Nutmeg Pavilion Healthcare	New London	CT	401	2,777		401	2,777	1,430	1968	1992	29 years
Parkway Pavilion Healthcare	Enfield	CT	337	3,607		337	3,607	1,825	1968	1994	28 years
Courtland Gardens Health Center, Inc.	Stamford	CT	1,126	9,399		1,126	9,399	2,210	1956	1990	45 years
Savannah Rehabilitation & Nursing Center	Savannah	GA	213	2,772		213	2,772	1,308	1968	1993	28.5 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Specialty Care of Marietta	Marietta	GA	241	2,782		241	2,782	1,422	1968	1993	28.5 years
Savannah Specialty Care Center	Savannah	GA	157	2,219		157	2,219	1,217	1972	1991	26 years
Lafayette Nursing & Rehabilitation Center	Fayetteville	GA	598	6,623		598	6,623	3,094	1989	1995	20 years
Tucker Nursing Center	Tucker	GA	512	8,153		512	8,153	1,865	1972	1997	45 years
Hillcrest Rehabilitation Care Center	Boise	ID	256	3,593		256	3,593	929	1977	1998	45 years
Cascade Care Center	Caldwell	ID	312	2,050		312	2,050	593	1974	1998	45 years
Emmett Rehabilitation and Healthcare	Emmett	ID	185	1,670		185	1,670	1,379	1960	1984	28 years
Lewiston Rehabilitation and Care Center	Lewiston	ID	133	3,982		133	3,982	2,158	1964	1984	29 years
Nampa Care Center	Nampa	ID	252	2,810		252	2,810	2,325	1950	1983	25 years
Weiser Rehabilitation and Care Center	Weiser	ID	157	1,760		157	1,760	1,608	1963	1983	25 years
Moscow Care Center	Moscow	ID	261	2,571		261	2,571	1,582	1955	1990	25 years
Mountain Valley Care and Rehabilitation	Kellogg	ID	68	1,281		68	1,281	1,100	1971	1984	25 years
Rolling Hills Health Care Center	New Albany	IN	81	1,894		81	1,894	957	1984	1993	25 years
Royal Oaks Healthcare & Rehabilitation Center	Terre Haute	IN	418	5,779		418	5,779	1,435	1995	1995	45 years
Southwood Health & Rehabilitation Center	Terre Haute	IN	90	2,868		90	2,868	1,394	1988	1993	25 years
Kindred Corydon	Corydon	IN	125	6,068		125	6,068	1,042	N/A	1998	45 years
Valley View Health Care Center	Elkhart	IN	87	2,665		87	2,665	1,328	1985	1993	25 years
Wildwood Healthcare Center	Indianapolis	IN	134	4,983		134	4,983	2,409	1988	1993	25 years
Meadowvale Health & Rehabilitation Center	Bluffton	IN	7	787		7	787	317	1962	1995	22 years
Columbia Healthcare Facility	Evansville	IN	416	6,317		416	6,317	2,505	1983	1993	35 years
Bremen Health Care Center	Bremen	IN	109	3,354		109	3,354	1,322	1982	1996	45 years
Windsor Estates Health & Rehabilitation Center	Kokomo	IN	256	6,625		256	6,625	2,424	1962	1995	35 years
Muncie Health Care & Rehabilitation	Muncie	IN	108	4,202		108	4,202	1,961	1980	1993	25 years
Parkwood Health Care Center	Lebanon	IN	121	4,512		121	4,512	2,139	1977	1993	25 years
Wedgewood Healthcare Center	Clarksville	IN	119	5,115		119	5,115	1,817	1985	1995	35 years
Westview Nursing & Rehabilitation Center	Bedford	IN	255	4,207		255	4,207	1,885	1970	1993	29 years
Columbus Health & Rehabilitation Center	Columbus	IN	345	6,817		345	6,817	3,890	1966	1991	25 years
Rosewood Health Care Center	Bowling Green	KY	248	5,371		248	5,371	2,738	1970	1990	30 years
Oakview Nursing & Rehabilitation Center	Calvert City	KY	124	2,882		124	2,882	1,467	1967	1990	30 years
Cedars of Lebanon Nursing Center	Lebanon	KY	40	1,253		40	1,253	636	1930	1990	30 years
Winchester Centre for Health/Rehabilitation	Winchester	KY	137	6,120		137	6,120	3,086	1967	1990	30 years
Riverside Manor Health Care	Calhoun	KY	103	2,119		103	2,119	1,092	1963	1990	30 years
Maple Manor Healthcare Center	Greenville	KY	59	3,187		59	3,187	1,636	1968	1990	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Danville Centre for Health & Rehabilitation	Danville	KY	322	3,538		322	3,538	1,481	1962	1995	30 years
Northfield Centre for Health & Rehabilitation	Louisville	KY	285	1,555		285	1,555	892	1969	1985	30 years
Hillcrest Health Care Center	Owensboro	KY	544	2,619		544	2,619	2,494	1963	1982	22 years
Woodland Terrace Health Care Facility	Elizabethtown	KY	216	1,795		216	1,795	1,693	1969	1982	26 years
Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830		137	1,830	1,153	1974	1985	35 years
Laurel Ridge Rehabilitation & Nursing Center	Jamaica Plain	MA	194	1,617		194	1,617	929	1968	1989	30 years
Blue Hills Alzheimer’s Care Center	Stoughton	MA	511	1,026		511	1,026	1,073	1965	1982	28 years
Brigham Manor Nursing & Rehabilitation Center	Newburyport	MA	126	1,708		126	1,708	1,142	1806	1982	27 years
Presentation Nursing & Rehabilitation Center	Brighton	MA	184	1,220		184	1,220	1,054	1968	1982	28 years
Country Manor Rehabilitation & Nursing Center	Newburyport	MA	199	3,004		199	3,004	1,970	1968	1982	27 years
Crawford Skilled Nursing & Rehabilitation Center	Fall River	MA	127	1,109		127	1,109	890	1968	1982	29 years
Hallmark Nursing & Rehabilitation Center	New Bedford	MA	202	2,694		202	2,694	1,839	1968	1982	26 years
Sachem Nursing & Rehabilitation Center	East Bridgewater	MA	529	1,238		529	1,238	1,232	1968	1982	27 years
Hammersmith House Nursing Care Center	Saugus	MA	112	1,919		112	1,919	1,212	1965	1982	28 years
Oakwood Rehabilitation & Nursing Center	Webster	MA	102	1,154		102	1,154	919	1967	1982	31 years
Timberlyn Heights Nursing & Alz. Center	Great Barrington	MA	120	1,305		120	1,305	1,012	1968	1982	29 years
Brittany Healthcare Center	Natick	MA	249	1,328		249	1,328	1,003	1996	1982	31 years
Bolton Manor Nursing Home	Marlborough	MA	222	2,431		222	2,431	1,595	1973	1984	34.5 years
Hillcrest Nursing Home	Fitchburg	MA	175	1,461		175	1,461	1,286	1957	1984	25 years
Country Gardens Sk. Nursing & Rehabilitation	Swansea	MA	415	2,675		415	2,675	1,742	1969	1984	27 years
Quincy Rehabilitation & Nursing Center	Quincy	MA	216	2,911		216	2,911	2,246	1965	1984	24 years
Newton and Wellesley Alzheimer Center	Wellesley	MA	297	3,250		297	3,250	1,962	1971	1984	30 years
Den-Mar Rehabilitation & Nursing Center	Rockport	MA	23	1,560		23	1,560	1,084	1963	1985	30 years
Eagle Pond Rehabilitation & Living Center	South Dennis	MA	296	6,896		296	6,896	2,692	1985	1987	50 years
Blueberry Hill Healthcare	Beverly	MA	129	4,290		129	4,290	2,514	1965	1968	40 years
Colony House Nursing & Rehabilitation Center	Abington	MA	132	999		132	999	917	1965	1969	40 years
Embassy House Sk. Nursing & Rehabilitation	Brockton	MA	166	1,004		166	1,004	847	1968	1969	40 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Franklin Sk. Nursing & Rehabilitation Center	Franklin	MA	156	757		156	757	695	1967	1969	40 years
Great Barrington Rehabilitation & Nursing Center	Great Barrington	MA	60	1,142		60	1,142	994	1967	1969	40 years
River Terrace	Lancaster	MA	268	957		268	957	935	1969	1969	40 years
Walden Rehabilitation & Nursing Center	Concord	MA	181	1,347		181	1,347	1,216	1969	1968	40 years
Harrington House Nursing & Rehabilitation Center	Walpole	MA	4	4,444		4	4,444	1,481	1991	1991	45 years
Augusta Rehabilitation Center	Augusta	ME	152	1,074		152	1,074	749	1968	1985	30 years
Eastside Rehabilitation and Living Center	Bangor	ME	316	1,349		316	1,349	844	1967	1985	30 years
Winship Green Nursing Center	Bath	ME	110	1,455		110	1,455	878	1974	1985	35 years
Brewer Rehabilitation & Living Center	Brewer	ME	228	2,737		228	2,737	1,516	1974	1985	33 years
Kennebunk Nursing Center	Kennebunk	ME	99	1,898		99	1,898	1,041	1977	1985	35 years
Norway Rehabilitation & Living Center	Norway	ME	133	1,658		133	1,658	929	1972	1985	39 years
Shore Village Rehabilitation & Nursing Center	Rockland	ME	100	1,051		100	1,051	719	1968	1985	30 years
Westgate Manor	Bangor	ME	287	2,718		287	2,718	1,634	1969	1985	31 years
Brentwood Rehabilitation & Nursing Center	Yarmouth	ME	181	2,789		181	2,789	1,603	1945	1985	45 years
Fieldcrest Manor Nursing Home	Waldoboro	ME	101	1,020		101	1,020	722	1963	1985	32 years
Park Place Health Care Center	Great Falls	MT	600	6,311		600	6,311	2,975	1963	1993	28 years
Parkview Acres Care & Rehabilitation Center	Dillon	MT	207	2,578		207	2,578	1,222	1965	1993	29 years
Pettigrew Rehabilitation & Healthcare Center	Durham	NC	101	2,889		101	2,889	1,432	1969	1993	28 years
LaSalle Healthcare Center	Durham	NC	140	3,238		140	3,238	1,468	1969	1993	29 years
Sunnybrook & HC Rehabilitation Spec.	Raleigh	NC	187	3,409		187	3,409	1,956	1971	1991	25 years
Blue Ridge Rehabilitation & Healthcare Center	Asheville	NC	250	3,819		250	3,819	1,701	1977	1991	32 years
Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	316	5,470		316	5,470	3,127	1969	1991	25 years
Rose Manor Health Care Center	Durham	NC	201	3,527		201	3,527	1,939	1972	1991	26 years
Cypress Pointe Rehabilitation & HC Center	Winmington	NC	233	3,710		233	3,710	1,893	1966	1993	28.5 years
Winston-Salem Rehabilitation & HC Center	Winston-Salem	NC	305	5,142		305	5,142	2,919	1968	1991	25 years
Silas Creek Manor	Winston-Salem	NC	211	1,893		211	1,893	906	1966	1993	28.5 years
Lincoln Nursing Center	Lincoln	NC	39	3,309		39	3,309	1,862	1976	1986	35 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132		339	4,132	2,306	1967	1991	25 years
Guardian Care of Henderson	Henderson	NC	206	1,997		206	1,997	949	1957	1993	29 years
Rehabilitation & Nursing Center of Monroe	Monroe	NC	185	2,654		185	2,654	1,397	1963	1993	28 years
Guardian Care of Kinston	Kinston	NC	186	3,038		186	3,038	1,404	1961	1993	29 years
Guardian Care of Zebulon	Zebulon	NC	179	1,933		179	1,933	918	1973	1993	29 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Guardian Care of Rocky Mount.	Rocky Mount	NC	240	1,733		240	1,733	1,048	1975	1997	25 years
Rehabilitation & Health Center of Gastonia	Gastonia	NC	158	2,359		158	2,359	1,194	1968	1992	29 years
Guardian Care of Elizabeth City	Elizabeth City	NC	71	561		71	561	628	1977	1982	20 years
Chapel Hill Rehabilitation & Healthcare Center	Chapel Hill	NC	347	3,029		347	3,029	1,529	1984	1993	28 years
Homestead Health Care & Rehabilitation Center	Lincoln	NE	277	1,528	1,178	277	2,706	1,957	1961	1994	45 years
Dover Rehabilitation & Living Center	Dover	NH	355	3,797		355	3,797	2,387	1969	1990	25 years
Greenbriar Terrace Healthcare	Nashua	NH	776	6,011		776	6,011	3,470	1963	1990	25 years
Hanover Terrace Healthcare	Hanover	NH	326	1,825		326	1,825	853	1969	1993	29 years
Las Vegas Healthcare & Rehabilitation Center	Las Vegas	NV	454	1,018		454	1,018	382	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	NV	256	1,324		256	1,324	671	1971	1992	29 years
Franklin Woods Health Care Center	Columbus	OH	190	4,712		190	4,712	1,761	1986	1992	38 years
Chillicothe Nursing & Rehabilitation Center	Chillecothe	OH	128	3,481		128	3,481	2,040	1976	1985	34 years
Pickerington Nursing & Rehabilitation Center	Pickerington	OH	312	4,382		312	4,382	1,635	1984	1992	37 years
Logan Health Care Center	Logan	OH	169	3,750		169	3,750	1,795	1979	1991	30 years
Winchester Place Nursing & Rehabilitation Center	Canal Winchestr.	OH	454	7,149		454	7,149	4,052	1974	1993	28 years
Minerva Park Nursing & Rehabilitation Center	Columbus	OH	210	3,684		210	3,684	951	1973	1997	45 years
West Lafayette Rehabilitation & Nsg Center	West Lafayette	OH	185	3,278		185	3,278	1,123	1972	1996	45 years
Cambridge Health & Rehabilitation Center	Cambridge	OH	108	2,642		108	2,642	1,332	1975	1993	25 years
Coshocton Health & Rehabilitation Center	Coshocton	OH	203	1,979		203	1,979	993	1974	1993	25 years
Bridgepark Center for Rehabilitation & Nursing Sv.	Akron	OH	341	5,491		341	5,491	2,688	1970	1993	28 years
Lebanon Country Manor	Lebanon	OH	105	3,617		105	3,617	1,683	1984	1986	43 years
Sunnyside Care Center	Salem	OR	1,519	2,688		1,519	2,688	1,214	1981	1991	30 years
Medford Rehabilitation & Healthcare Center	Medford	OR	362	4,610		362	4,610	2,197	N/A	1991	34 years
Wyomissing Nursing & Rehabilitation Center	Reading	PA	61	5,095		61	5,095	1,188	1966	1993	45 years
Health Havens Nursing & Rehabilitation Center	E. Providence	RI	174	2,643		174	2,643	636	1962	1990	45 years
Oak Hill Nursing & Rehabilitation Center	Pawtucket	RI	91	6,724		91	6,724	1,587	1966	1990	45 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Madison Healthcare & Rehabilitation Center	Madison	TN	168	1,445		168	1,445	723	1968	1992	29 years
Cordova Rehabilitation & Nursing Center	Cordova	TN	322	8,830		322	8,830	4,486	1979	1986	39 years
Primacy Healthcare & Rehabilitation Center	Memphis	TN	1,222	8,344		1,222	8,344	3,455	1980	1990	37 years
Masters Health Care Center	Algood	TN	524	4,370		524	4,370	2,202	1981	1987	38 years
Wasatch Care Center	Ogden	UT	374	596		374	596	502	1964	1990	25 years
Crosslands Rehabilitation & Health Care Center	Sandy	UT	334	4,300		334	4,300	1,504	1987	1992	40 years
St. George Care and Rehabilitation Center	St. George	UT	420	4,465		420	4,465	2,058	1976	1993	29 years
Federal Heights Rehabilitation & Nursing Center	Salt Lake City	UT	201	2,322		201	2,322	1,133	1962	1992	29 years
Wasatch Valley Rehabilitation	Salt Lake City	UT	389	3,545		389	3,545	1,644	1962	1995	29 years
Nansemond Pointe Rehabilitation & HC Center	Suffolk	VA	534	6,990		534	6,990	3,141	1963	1991	32 years
Harbour Pointe Med. & Rehabilitation Center	Norfolk	VA	427	4,441		427	4,441	2,142	1969	1993	28 years
River Pointe Rehabilitation & Healthcare Center	Virginia Beach	VA	770	4,440		770	4,440	2,639	1953	1991	25 years
Bay Pointe Medical & Rehabilitation Centre	Virginia Beach	VA	805	2,886		425	2,886	1,330	1971	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	15	4,656		15	4,656	2,783	1965	1990	27 years
Arden Rehabilitation & Healthcare Center	Seattle	WA	1,111	4,013		1,111	4,013	1,889	1950	1993	28.5 years
Northwest Continuum Care Center	Longview	WA	145	2,563		145	2,563	1,248	1955	1992	29 years
Bellingham Health Care & Rehabilitation Svc	Bellingham	WA	442	3,823		442	3,823	1,811	1972	1993	28.5 years
Rainier Vista Care Center	Puyallup	WA	520	4,780		520	4,780	1,717	1986	1991	40 years
Lakewood Healthcare Center	Lakewood	WA	504	3,511		504	3,511	1,335	1989	1989	45 years
Vancouver Healthcare & Rehabilitation Center	Vancouver	WA	449	2,964		449	2,964	1,477	1970	1993	28 years
Heritage Health & Rehabilitation Center	Vancouver	WA	76	835		76	835	378	1955	1992	29 years
Edmonds Rehabilitation & Healthcare Center	Edmonds	WA	355	3,032		355	3,032	1,718	1961	1991	25 years
Queen Anne Healthcare	Seattle	WA	570	2,750		570	2,750	1,367	1970	1993	29 years
San Luis Medical & Rehabilitation Center	Greenbay	WI	259	5,299		259	5,299	2,691	N/A	1996	25 years
Eastview Medical & Rehabilitation Center	Antigo	WI	200	4,047		200	4,047	2,257	1962	1991	28 years
Colonial Manor Medical & Rehabilitation Center	Wausau	WI	169	3,370		169	3,370	1,565	1964	1995	30 years
Colony Oaks Care Center	Appleton	WI	353	3,571		353	3,571	1,847	1967	1993	29 years
North Ridge Medical & Rehabilitation Center	Manitowoc	WI	206	3,785		206	3,785	1,853	1964	1992	29 years
Vallhaven Care Center	Neenah	WI	337	5,125		337	5,125	2,550	1966	1993	28 years
Kennedy Park Medical & Rehabilitation Center	Schofield	WI	301	3,596		301	3,596	2,926	1966	1982	29 years
Mt. Carmel Medical & Rehabilitation Center	Burlington	WI	274	7,205		274	7,205	3,113	1971	1991	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ment
Mt. Carmel Medical & Rehabilitation Center	Milwaukee	WI	2,678	25,867		2,678	25,867	13,516	1958	1991	30 years
Sheridan Medical Complex	Kenosha	WI	282	4,910		282	4,910	2,783	1964	1991	25 years
Woodstock Health & Rehabilitation Center	Kenosha	WI	562	7,424		562	7,424	4,375	1970	1991	25 years
Mountain Towers Healthcare & Rehabilitation	Cheyenne	WY	342	3,814		342	3,814	1,714	1964	1992	29 years
South Central Wyoming HC. & Rehabilitation	Rawlins	WY	151	1,738		151	1,738	814	1955	1993	29 years
Wind River Healthcare & Rehabilitation Center	Riverton	WY	179	1,559		179	1,559	724	1967	1992	29 years
Sage View Care Center	Rock Springs	WY	287	2,392		287	2,392	1,139	1964	1993	30 years

TOTAL KINDRED SKILLED NURSING FACILITIES			61,609	638,825	1,178	61,229	640,003	318,076

NON-KINDRED SKILLED NURSING FACILITIES
Millenium Health & Rehabilitation Center at South River	Edgewater	MD	580	7,120		580	7,120	902	1980	2002	25 years
Regency Nursing and Rehabilitation	Forestville	MD	640	10,560		640	10,560	1,672	1966	2002	25 years
St. Agnes Nursing and Rehabilitation	Ellicott City	MD	830	11,370		830	11,370	1,440	1985	2002	25 years
Woodside Convalescent Center	Rochester	MN	639	3,440	56	639	3,496	2,956	N/A	1982	28 years
Lopatcong Center	Phillipsburg	NJ	1,490	12,336		1,490	12,336	935	1982	2004	30 years
Chardon Quality Care Center	Chardon	OH	210	6,614		210	6,614	838	1987	2002	25 years
Greenbriar Quality Care	Boardman	OH	380	8,958		380	8,958	1,135	1991	2002	25 years
Regency Manor	Columbus	OH	607	16,424		607	16,424	1,000	1883	2004	35 years
Burlington House	Cincinnati	OH	918	5,087		918	5,087	303	1989	2004	35 years
Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	1,625	N/A	1993	25 years
Wayne Center	Wayne	PA	662	6,872		662	6,872	504	1875	2004	30 years
Belvedere Nursing & Rehabilitation	Chester	PA	822	7,202		822	7,202	541	1899	2004	30 years
Chapel Manor	Philadelphia	PA	1,596	13,982		1,596	13,982	1,051	1948	2004	30 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871		1,091	7,871	616	1982	2004	30 years

TOTAL NON-KINDRED SKILLED NURSING FACILITIES			10,623	121,102	131	10,623	121,233	15,518

TOTAL FOR SKILLED NURSING FACILITIES			72,232	759,927	1,309	71,852	761,236	333,594

KINDRED HOSPITALS
Kindred Hospital—Phoenix	Phoenix	AZ	226	3,359		226	3,359	1,715	N/A	1992	30 years
Kindred Hospital—Tucson	Tuscon	AZ	130	3,091		130	3,091	1,944	N/A	1994	25 years
Kindred Hospital—Ontario	Ontario	CA	523	2,988		523	2,988	1,705	N/A	1994	25 years
Kindred Hospital—San Leandro	San Leandro	CA	2,735	5,870		2,735	5,870	4,931	N/A	1993	25 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Kindred Hospital—Orange County	Westminster	CA	728	7,384		728	7,384	4,846	N/A	1993	20 years
THC—Orange County	Orange County	CA	3,144	2,611		3,144	2,611	629	1990	1995	40 years
Kindred Hospital—San Diego	San Diego	CA	670	11,764		670	11,764	6,482	N/A	1994	25 years
Kindred Hospital—Denver	Denver	CO	896	6,367		896	6,367	4,239	N/A	1994	20 years
Kindred Hospital—Coral Gables	Coral Gables	FL	1,071	5,348		1,071	5,348	3,287	N/A	1992	30 years
Kindred Hospital—St. Petersburg	St. Petersburg	FL	1,418	17,525	7	1,418	17,532	8,310	1968	1997	40 years
Kindred Hospital—Ft. Lauderdale	Ft. Lauderdale	FL	1,758	14,080		1,758	14,080	8,484	N/A	1989	30 years
Kindred Hospital—North Florida	Green Cove Spr.	FL	145	4,613		145	4,613	2,503	N/A	1994	20 years
Kindred Hospital—Central Tampa	Tampa	FL	2,732	7,676		2,732	7,676	2,545	1970	1993	40 years
Kindred Hospital—Hollywood	Hollywood	FL	605	5,229		605	5,229	2,701	1937	1995	20 years
Kindred Hospital—Sycamore	Sycamore	IL	77	8,549		77	8,549	4,361	N/A	1993	20 years
Kindred Hospital—Chicago North	Chicago	IL	1,583	19,980		1,583	19,980	10,776	N/A	1995	25 years
Kindred Hospital—Lake Shore	Chicago	IL	1,513	9,525		1,513	9,525	8,116	1995	1976	20 years
Kindred Hospital—Northlake	Northlake	IL	850	6,498		850	6,498	3,642	N/A	1991	30 years
Kindred Hospital—Indianapolis	Indianapolis	IN	985	3,801		985	3,801	2,198	N/A	1993	30 years
Kindred Hospital—Louisville	Louisville	KY	3,041	12,330		3,041	12,279	7,165	N/A	1995	20 years
Kindred Hospital—New Orleans	New Orleans	LA	648	4,971		648	4,971	3,004	1968	1978	20 years
Kindred Hospital—Boston Northshore	Peabody	MA	543	7,568		543	7,568	2,696	1974	1993	40 years
Kindred Hospital—Boston	Boston	MA	1,551	9,796		1,551	9,796	6,496	N/A	1994	25 years
Kindred Hospital—Detroit	Detroit	MI	355	3,544		355	3,544	2,477	N/A	1991	20 years
Kindred Hospital—Kansas City	Kansas City	MO	277	2,914		277	2,914	1,768	N/A	1992	30 years
Kindred Hospital—St. Louis	St. Louis	MO	1,126	2,087		1,126	2,087	1,327	N/A	1991	40 years
Kindred Hospital—Greensboro	Greensboro	NC	1,010	7,586		1,010	7,586	4,577	N/A	1994	20 years
Kindred Hospital—Albuquerque	Albuquerque	NM	11	4,253		11	4,253	1,327	1985	1993	40 years
THC—Las Vegas Hospital	Las Vegas	NV	1,110	2,177		1,110	2,177	654	1980	1994	40 years
Kindred Hospital—Oklahoma City	Oklahoma City	OK	293	5,607		293	5,607	2,689	N/A	1993	30 years
Kindred Hospital—Philadelphia	Philadelphia	PA	135	5,223		135	5,223	1,719	N/A	1995	35 years
Kindred Hospital—Pittsburgh	Oakdale	PA	662	12,854		662	12,854	5,038	N/A	1996	40 years
Kindred Hospital—Chattanooga	Chattanooga	TN	757	4,415		757	4,415	2,650	N/A	1993	22 years
Kindred Hospital—San Antonio	San Antonio	TX	249	11,413		249	11,413	5,077	N/A	1993	30 years
Kindred Hospital—Ft. Worth Southwest	Ft. Worth	TX	2,342	7,458		2,342	7,458	5,471	1987	1986	20 years
Kindred Hospital—Houston Northwest	Houston	TX	1,699	6,788		1,699	6,788	2,659	1986	1985	40 years
Kindred Hospital—Mansfield	Mansfield	TX	267	2,462		267	2,462	1,248	N/A	1990	40 years
Kindred Hospital—Ft. Worth West	Ft. Worth	TX	648	10,608		648	10,608	5,261	N/A	1994	34 years
Kindred Hospital—Houston	Houston	TX	33	7,062		33	7,062	3,904	N/A	1994	20 years

TOTAL FOR KINDRED HOSPITALS			38,546	277,374	7	38,546	277,330	150,621

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
NON-KINDRED HOSPITALS
Samaritan Hospital	Lexington	KY	2,263	17,154		2,263	17,154	1,202	1954	2005	35 years
Greenbriar Hospital	Boardman	OH	90	3,332		90	3,332	422	1991	2002	25 years

TOTAL FOR NON-KINDRED HOSPITALS			2,353	20,486	—	2,353	20,486	1,624

TOTAL FOR HOSPITALS			40,899	297,860	7	40,899	297,816	152,245
SENIORS HOUSING FACILITIES
CaraVita Village	Montgomery	AL	779	8,507		779	8,507	192	1987	2005	35 years
West Shores	Hot Springs	AR	1,326	10,904		1,326	10,904	85	1988	2005	35 years
The Springs of East Mesa	Mesa	AZ	2,747	24,938		2,747	24,938	702	1986	2005	35 years
Sterling House of Mesa	Mesa	AZ	655	7,004		655	7,004	187	1998	2005	35 years
Clare Bridge of Oro Valley	Oro Valley	AZ	666	6,174		666	6,174	174	1998	2005	35 years
Sterling House of Peoria	Peoria	AZ	598	4,876		598	4,876	145	1998	2005	35 years
Clare Bridge of Tempe	Tempe	AZ	611	4,069		611	4,069	133	1997	2005	35 years
Sterling House of East Speedway	Tucson	AZ	506	4,749		506	4,749	133	1998	2005	35 years
Cottonwood Village	Cottonwood	AZ	1,200	15,124		1,200	15,124	117	1986	2005	35 years
Woodside Terrace	Redwood City	CA	7,669	66,745		7,669	66,745	1,912	1988	2005	35 years
The Atrium	San Jose	CA	6,240	66,382		6,240	66,382	1,757	1987	2005	35 years
Brookdale Place	San Marcos	CA	4,288	36,233		4,288	36,233	1,051	1987	2005	35 years
Fairwood Manor	Anaheim	CA	2,464	7,908		2,464	7,908	264	1977	2005	35 years
Summerville at Heritage Place	Tracy	CA	1,110	13,296		1,110	13,296	207	1986	2005	35 years
Villa Santa Barbara	Santa Barbara	CA	1,219	12,426		1,219	12,426	97	1977	2005	35 years
Wynwood of Colorado Springs	Colorado Springs	CO	715	9,286		715	9,286	231	1997	2005	35 years
Wynwood of Pueblo	Pueblo	CO	840	9,411		840	9,411	247	1997	2005	35 years
The Gables at Farmington	Farmington	CT	3,995	36,339		3,995	36,339	1,022	1984	2005	35 years
Chatfield	West Hartford	CT	2,493	22,852		2,493	22,852	641	1989	2005	35 years
Summerville at South Windsor	South Windsor	CT	2,187	12,713	(31)	2,187	12,682	549	1999	2004	35 years
The Grand Court Ft. Myers	Ft. Myers	FL	1,065	9,586		1,065	9,586	598	1988	2004	35 years
The Grand Court Tavares	Tavares	FL	431	3,881		431	3,881	278	1985	2004	35 years
The Classic at West Palm Beach	West Palm Beach	FL	3,759	33,099		3,759	33,099	943	1990	2005	35 years
The Plaza at Bonita Springs	Bonita Springs	FL	1,540	10,783		1,540	10,783	212	1989	2005	35 years
The Plaza at Boynton Beach	Boynton Beach	FL	2,317	16,218		2,317	16,218	301	1999	2005	35 years
The Plaza at Deer Creek	Deerfield	FL	1,399	9,791		1,399	9,791	216	1999	2005	35 years
The Plaza at Jensen Beach	Jensen Beach	FL	1,831	12,821		1,831	12,821	250	1999	2005	35 years
Highland Terrace	Inverness	FL	269	4,107		269	4,107	100	1997	2005	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Sterling House of Pensacola	Pensacola	FL	632	6,092		632	6,092	169	1998	2005	35 years
Clare Bridge of Tallahassee	Tallahassee	FL	667	6,173		667	6,173	174	1998	2005	35 years
Clare Bridge of West Melbourne	West Melbourne	FL	586	5,485		586	5,485	154	2000	2005	35 years
Clare Bridge Cottage of Winter Haven	Winter Haven	FL	232	3,008		232	3,008	75	1997	2005	35 years
Sterling House of Winter Haven	Winter Haven	FL	438	5,553		438	5,553	139	1997	2005	35 years
Winterville Retirement	Winterville	GA	243	7,418		243	7,418	172	1999	2005	35 years
Greenwood Gardens	Marietta	GA	706	3,132		706	3,132	83	1997	2005	35 years
Peachtree Estates	Dalton	GA	501	5,228		501	5,228	129	2000	2005	35 years
Tara Plantation	Cumming	GA	1,381	7,708		1,381	7,708	184	1998	2005	35 years
The Sanctuary at Northstar	Kennesaw	GA	906	5,614		906	5,614	119	2001	2005	35 years
Wynwood of Twin Falls	Twin Falls	ID	703	6,158		703	6,158	178	1997	2005	35 years
The Grand Court Belleville	Belleville	IL	370	3,333		370	3,333	203	1984	2004	35 years
Seasons at Glenview	Northbrook	IL	1,988	39,762		1,988	39,762	2,040	1999	2004	35 years
The Hallmark	Chicago	IL	11,057	107,603		11,057	107,603	2,946	1990	2005	35 years
The Kenwood of Lake View	Chicago	IL	3,072	26,690		3,072	26,690	765	1950	2005	35 years
The Heritage	Des Plaines	IL	6,872	60,214		6,872	60,214	1,720	1993	2005	35 years
Devonshire of Hoffman Estates	Hoffman Estates	IL	3,886	44,166		3,886	44,166	1,141	1987	2005	35 years
The Devonshire	Lisle	IL	7,953	70,457		7,953	70,457	2,003	1990	2005	35 years
Hawthorn Lakes	Vernon Hills	IL	4,439	35,073		4,439	35,073	1,047	1987	2005	35 years
The Willows	Vernon Hills	IL	1,147	10,049		1,147	10,049	287	1999	2005	35 years
Berkshire of Castleton	Indianapolis	IN	1,280	11,524		1,280	11,524	325	1986	2005	35 years
Sterling House of Evansville	Evansville	IN	357	3,767		357	3,767	101	1998	2005	35 years
Sterling House of Marion	Marion	IN	207	3,573		207	3,573	82	1998	2005	35 years
Sterling House of Portage	Portage	IN	128	3,652		128	3,652	75	1999	2005	35 years
Sterling House of Richmond	Richmond	IN	495	4,127		495	4,127	122	1998	2005	35 years
The Harrison	Indianapolis	IN	1,200	5,740		1,200	5,740	50	1985	2005	35 years
Georgetowne Place	Fort Wayne	IN	1,315	18,185		1,315	18,185	133	1987	2005	35 years
The Grand Court Overland Park	Overland Park	KS	2,297	20,676		2,297	20,676	1,134	1988	2004	35 years
Clare Bridge of Leawood	Leawood	KS	117	5,131		117	5,131	98	2000	2005	35 years
Clare Bridge Cottage of Topeka	Topeka	KS	369	6,831		369	6,831	153	2000	2005	35 years
River Bay Club	Quincy	MA	6,101	57,909		6,101	57,909	1,601	1986	2005	35 years
Heritage Woods	Agawarn	MA	1,249	4,625		1,249	4,625	419	1997	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544		1,194	12,544	841	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678		1,793	9,678	642	1930	2004	30 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418		1,468	11,418	753	1995	2004	30 years
Cabot Park Village	Newtonville	MA	1,772	14,854		1,772	14,854	1,029	1996	2004	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
The Village at Farm Pond	Framingham	MA	5,165	33,335	679	5,819	33,360	1,070	1999	2004	35 years
Whitehall Estate	Hyannis	MA	1,277	9,063		1,277	9,063	207	1999	2005	35 years
The Grand Court Adrian	Adrian	MI	601	5,411		601	5,411	368	1988	2004	35 years
The Grand Court Farmington Hills	Farmington Hills	MI	847	7,619		847	7,619	440	1989	2004	35 years
Brighton	Brighton	MI	520	11,680		520	11,680	185	1989	2005	35 years
Wynwood of Northville	Northville	MI	407	6,073		407	6,073	145	1996	2005	35 years
Wynwood of Utica	Utica	MI	1,142	11,818		1,142	11,818	319	1996	2005	35 years
Edina Park Plaza	Edina	MN	3,621	33,168		3,621	33,168	930	1998	2005	35 years
Sterling House of Blaine	Blaine	MN	150	1,677		150	1,677	44	1997	2005	35 years
Clare Bridge of Eden Prairie	Eden Prairie	MN	301	6,233		301	6,233	136	1998	2005	35 years
Sterling House of Inver Grove Heights	Inver Grove Heights	MN	253	2,657		253	2,657	71	1997	2005	35 years
Clare Bridge of North Oaks	North Oaks	MN	1,057	8,303		1,057	8,303	252	1998	2005	35 years
Clare Bridge of Plymouth	Plymouth	MN	679	8,681		679	8,681	217	1998	2005	35 years
The Grand Court Kansas City I	Kansas City	MO	1,250	11,249		1,250	11,249	655	1989	2004	35 years
Crown Pointe	Omaha	NE	1,316	11,950		1,316	11,950	94	1985	2005	35 years
The Grand Court Albuquerque	Albuquerque	NM	1,382	12,440		1,382	12,440	820	1991	2004	35 years
Ponce de Leon	Santa Fe	NM	—	28,199		—	28,199	743	1986	2005	35 years
Clare Bridge of Cary	Cary	NC	724	6,471		724	6,471	185	1997	2005	35 years
Clare Bridge of Winston-Salem	Winston-Salem	NC	368	3,500		368	3,500	98	1997	2005	35 years
Brendenwood	Voorhees	NJ	3,158	29,933		3,158	29,933	828	1987	2005	35 years
Clare Bridge of Westampton	Westampton	NJ	881	4,746		881	4,746	174	1997	2005	35 years
The Grand Court Las Vegas	Las Vegas	NV	679	6,107		679	6,107	402	1987	2004	35 years
The Gables at Brighton	Rochester	NY	1,131	9,506		1,131	9,506	276	1988	2005	35 years
Villas of Sherman Brook	Clinton	NY	947	7,534		947	7,534	227	1991	2005	35 years
Wynwood of Kenmore	Kenmore	NY	1,487	15,182		1,487	15,182	412	1995	2005	35 years
Clare Bridge of Niskayuna	Niskayuna	NY	1,020	8,340		1,020	8,340	248	1997	2005	35 years
Wynwood of Niskayuna	Niskayuna	NY	1,884	16,116		1,884	16,116	470	1996	2005	35 years
Clare Bridge of Perinton	Pittsford	NY	611	4,069		611	4,069	133	1997	2005	35 years
Villas of Summerfield	Syracuse	NY	1,132	11,443		1,132	11,443	312	1991	2005	35 years
Clare Bridge of Williamsville	Williamsville	NY	839	3,844		839	3,844	154	1997	2005	35 years
The Amberleigh	Amherst	NY	3,498	19,097		3,498	19,097	161	1988	2005	35 years
The Commons at Greenbriar	Boardman	OH	210	2,106		210	2,106	267	1987	2002	25 years
The Grand Court Dayton	Dayton	OH	636	5,721		636	5,721	442	1987	2004	35 years
The Grand Court Findlay	Findlay	OH	385	3,464		385	3,464	230	1984	2004	35 years
The Grand Court Springfield	Springfield	OH	250	2,250		250	2,250	169	1986	2004	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Sterling House of Alliance	Alliance	OH	392	6,288		392	6,288	147	1998	2005	35 years
Clare Bridge Cottage of Austintown	Austintown	OH	151	3,089		151	3,089	68	1999	2005	35 years
Sterling House of Beaver Creek	Beavercreek	OH	587	5,385		587	5,385	153	1998	2005	35 years
Sterling House of Westerville	Columbus	OH	267	3,603		267	3,603	89	1999	2005	35 years
Sterling House of Salem	Salem	OH	634	4,662		634	4,662	146	1998	2005	35 years
Summerville at Mentor	Mentor	OH	559	11,341	(29)	559	11,312	493	1999	2004	35 years
Berkshire Commons	Reading	PA	470	4,301		470	4,301	340	1997	2004	30 years
Lehigh	Macungie	PA	420	4,406		420	4,406	340	1997	2004	30 years
Sanatoga Court	Pottstown	PA	360	3,233		360	3,233	256	1997	2004	30 years
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079		1,151	9,079	643	1997	2004	30 years
Mifflin Court	Shillington	PA	689	4,265		689	4,265	244	1997	2004	35 years
The Inn at Seneca	Seneca	SC	365	2,768		365	2,768	70	1999	2005	35 years
The Grand Court Lubbock	Lubbock	TX	720	6,479		720	6,479	374	1984	2004	35 years
The Grand Court Bristol	Bristol	VA	648	5,835		648	5,835	388	1985	2004	35 years
Park Place	Spokane	WA	1,622	12,905		1,622	12,905	384	1915	2005	35 years
Clare Bridge of Lynwood	Lynwood	WA	1,219	9,581		1,219	9,581	290	1999	2005	35 years
Clare Bridge of Puyallup	Puyallup	WA	1,055	8,305		1,055	8,305	251	1998	2005	35 years
Sterling House of Fond du Lac	Fond du Lac	WI	196	1,604		196	1,604	48	2000	2005	35 years
Sterling House of Kenosha	Kenosha	WI	551	5,436		551	5,436	150	2000	2005	35 years
Clare Bridge Cottage of La Crosse	La Crosse	WI	621	4,059		621	4,059	134	2004	2005	35 years
Sterling House of La Crosse	La Crosse	WI	644	5,836		644	5,836	166	1998	2005	35 years

TOTAL FOR SENIORS HOUSING FACILITIES			177,169	1,624,817	619	177,823	1,624,782	51,088

PERSONAL CARE FACILITIES
ResCare—Tangram—8 sites	San Marcos	TX	616	6,512	4	616	6,521	2,362	N/A	1998	20 years

TOTAL FOR PERSONAL CARE FACILITIES			616	6,512	4	616	6,521	2,362

MEDICAL OFFICE BUILDINGS
JFK Medical Plaza	Lake Worth	FL	453	1,711		453	1,711	69	1999	2004	35 years
Palms West Building 6	Loxahatchee	FL	964	2,679		964	2,679	108	2000	2004	35 years
Regency Medical Office Park Phase II	Melbourne	FL	769	3,810		769	3,810	136	1998	2004	35 years
Regency Medical Office Park Phase I	Melbourne	FL	590	3,156		590	3,156	113	1995	2004	35 years
Samaritan Medical Office Building	Lexington	KY	300	1,656		300	1,656	46	1998	2005	35 years
Lacey Branch Office Building	Forked River	NJ	63	621		63	621	46	1996	2004	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

Rehabilitationiliation Center	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Professional Office Building I	Upland	PA	—	6,243	58	—	6,301	454	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	53	—	10,432	753	1984	2004	30 years
Abilene Medical Commons I	Abilene	TX	178	1,600	12	179	1,611	65	2000	2004	35 years
Bayshore Surgery Center	Pasadena	TX	761	9,079		761	9,079	238	2001	2005	35 years
Bayshore Rehabilitation Center	Pasadena	TX	94	1,122		94	1,122	29	1988	2005	35 years

TOTAL FOR MEDICAL OFFICE BUILDINGS			4,172	42,056	123	4,173	42,178	2,057

TOTAL FOR ALL PROPERTIES			295,088	2,731,172	2,062	295,363	2,732,533	541,346

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(In thousands)

	For the Year Ended December 31,
	2005	2004	2003
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$1,512,211	$1,090,181	$1,221,406
Additions during period:
Acquisitions	1,521,123	427,332	—
Dispositions:
Asset impairment
Sale of facilities	(5,438)	(5,302)	(131,225)

Balance end of period	$3,027,896	$1,512,211	$1,090,181

Accumulated depreciation:
Balance at beginning of period	$454,110	$408,891	$409,132
Additions during period:
Depreciation expense	87,559	48,849	41,659
Dispositions:
Asset impairment
Sale of facilities	(323)	(3,630)	(41,900)

Balance end of period	$541,346	$454,110	$408,891

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

During the fourth quarter of 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2006.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12. The information relating to security ownership of certain beneficial owners and management required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2006.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2006.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2006.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Consolidated Financial Statement Schedule
Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document

2.1	Agreement and Plan of Merger dated as of April 12, 2005 by and among Ventas, Inc., Ventas Provident, LLC (formerly VTRP Merger Sub, LLC) and Provident Senior Living Trust.	Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

3.1.1	Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

3.1.2	Certificate of Amendment to Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Letter Agreement dated June 24, 2003 between Ventas, Inc. and Cohen & Steers Capital Management, Inc. (relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.).	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.3.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

Exhibit Number	Description of Document	Location of Document

4.3.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.4.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2002.

4.4.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 16, 2002.

4.4.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, LLC, as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 26, 2002.

4.4.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.5 to our Annual Report on Form 10-K for the year ended December 31, 2004.

4.4.6	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.7	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document

4.4.8	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.9	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.4.10	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.5.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 13, 2005.

4.5.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.5.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.6.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 24, 2002.

4.6.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 16, 2002.

Exhibit Number	Description of Document	Location of Document

4.6.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 26, 2002.

4.6.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.6.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.5 to our Annual Report on Form 10-K for the year ended December 31, 2004.

4.6.6	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.7	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.8	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.9	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.6.10	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

4.7.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 15, 2004.

4.7.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, as amended, File No. 333-120642.

4.7.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.7.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.8.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2005.

4.8.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document

4.8.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.8.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.9.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 13, 2005.

4.9.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.10	Registration Rights Agreement dated as of September 30, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-3, as amended, File No. 333-101598.

4.11	Registration Rights Agreement dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 15, 2004.

4.12	Registration Rights Agreement dated as of June 7, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on June 13, 2005.

4.13	Registration Rights Agreement dated as of June 7, 2005 among Ventas, Inc. and the holders of Class D units of limited partnership interest of ETOP.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 13, 2005.

4.14	Registration Rights Agreement dated as of June 14, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 17, 2005.

4.15	Registration Rights Agreement dated as of December 9, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 13, 2005.

Exhibit Number	Description of Document	Location of Document

4.16	Registration Rights Agreement dated as of December 20, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2005.

10.1.1.1	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.1.1.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.3	Termination of Memorandum of Lease dated as of June 21, 2002 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty (relating to Northern Virginia Community Hospital, Arlington, Virginia).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1.2.1	Lease Severance and Amendment Agreement dated as of December 12, 2001 among Kindred Healthcare, Inc., as Tenant, Kindred Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2002.

10.1.2.2	Master Lease Agreement dated as of December 12, 2001 among Ventas Realty, as Lessor, and Kindred Healthcare, Inc. and Kindred Operating, Inc., as Tenants.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2002.

10.1.3.1	Agreement for Sale of Real Estate and Master Lease Amendments dated May 14, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.2	Master Lease No. 1 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.3	Master Lease No. 2 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.4	Master Lease No. 3 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.5	Master Lease No. 4 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit Number	Description of Document	Location of Document

10.1.4.1	Master Lease No. 1 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.2	Master Lease No. 2 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.3	Master Lease No. 3 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.5	Master Lease No. 4 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.6	CMBS Master Lease Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.5	Agreement for Sale of Real Estate and Master Lease Amendments dated November 5, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 10, 2003.

10.1.6.1	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.6.2	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.7.1	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.1.7.2	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.2 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Exhibit Number	Description of Document	Location of Document

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.3.1	Third Amended and Restated Credit, Security and Guaranty Agreement dated as of September 8, 2004 among Ventas Realty, as borrower, Ventas, Inc. and certain subsidiaries of Ventas, Inc. identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as Administrative Agent and Issuing Bank for the Letters of Credit thereunder, Merrill Lynch & Co., Merrill Lynch Pierce Fenner & Smith Incorporated and UBS Securities LLC, as Co-Syndication Agents, and Calyon New York Branch, JPMorgan Chase Bank and Citicorp North America, Inc., as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.2.1	Amended and Restated Mortgage, Security Agreement and Assignment of Rents dated as of April 17, 2002 by Ventas Realty, as Mortgagor, to Bank of America, N.A., Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.2	Amended and Restated Deed of Trust and Security Agreement dated as of April 17, 2002 by Ventas Realty, as Grantor, to Ronda C. Bundy, as Trustee, for the benefit of Bank of America, N.A., Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.3	Assignment of Leases and Rents dated as of April 17, 2002 by Ventas Realty, Assignor, to Bank of America, N.A., Administrative Agent, Assignee.	Incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.2.1, 10.3.2.2 and 10.3.2.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.3.1	First Amendment to Amended and Restated Open-End Mortgage, Assignment of Rents and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Mortgagor, and Bank of America, N.A., in its capacity as Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.2	First Amendment to Amended and Restated Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Grantor, and Bank of America, N.A., in its capacity as Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.3	First Amendment to Amended and Restated Assignment of Leases and Rents dated as of September 8, 2004 between Ventas Realty, as Assignor, and Bank of America, N.A., in its capacity as Administrative Agent, as Assignee.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 13, 2004.

Exhibit Number	Description of Document	Location of Document

10.3.3.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.3.1, 10.3.3.2 and 10.3.3.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 13, 2004.

10.4	Purchase Agreement dated as of May 26, 2005 by and among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2005.

10.5.1	ISDA Master Agreement dated September 28, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.2	Letter Agreement dated October 25, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.1	ISDA Master Agreement dated as of December 11, 2001 between Banc of America Financial Products, Inc. and Ventas Finance.	Incorporated by reference to Exhibit 10.24.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.2	Letter Agreement dated December 11, 2001 between Ventas Finance and Banc of America Financial Products, Inc.	Incorporated by reference to Exhibit 10.24.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.3	Letter Agreement dated December 11, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.24.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.7	Waiver Agreement dated as of August 13, 2001 among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, Inc., ETOP and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.8.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.9.1*	1987 Stock Option Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.9.2*	Amendment to the 1987 Stock Option Plan for Non-Employee Directors dated April 30, 1998.	Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.10*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

Exhibit Number	Description of Document	Location of Document

10.11.1*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.11.2*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.11.3*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.4*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.5*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.11.6*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.11.7*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.11.8*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.12.1*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.12.2*	Form of Stock Option Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12.3*	Form of Restricted Stock Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12.4*	Form of Restricted Stock Unit Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2005.

10.13*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.14.1*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit Number	Description of Document	Location of Document

10.14.2*	Form of Stock Option Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14.3*	Form of Restricted Stock Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

10.15.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.16.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

10.16.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

10.17*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

10.18*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.19*	Employment Agreement dated March 5, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.20.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.2*	Amendment to Employment Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.3*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.4*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2005.

Exhibit Number	Description of Document	Location of Document

10.22*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23*	Employment Agreement dated as of November 10, 2005 between Ventas, Inc. and Robert J. Brehl.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2005.

10.24.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.25	First Amended and Restated Agreement of Limited Partnership of Ventas Realty.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.26.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.26.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.26.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.

10.27.1	Amended and Restated Agreement of Limited Partnership of PSLT OP.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.27.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

12	Statement regarding computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Ventas, Inc. Pro Forma Condensed Combined Statement of Income for the Year Ended December 31, 2005.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 28, 2006

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2006

/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2006

/s/ ROBERT J. BREHL Robert J. Brehl	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2006

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 28, 2006

/s/ RONALD G. GEARY Ronald G. Geary	Director	February 28, 2006

/s/ JAY M. GELLERT Jay M. Gellert	Director	February 28, 2006

/s/ CHRISTOPHER T. HANNON Christopher T. Hannon	Director	February 28, 2006

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 28, 2006

/s/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 28, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document

2.1	Agreement and Plan of Merger dated as of April 12, 2005 by and among Ventas, Inc., Ventas Provident, LLC (formerly VTRP Merger Sub, LLC) and Provident Senior Living Trust.	Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

3.1.1	Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

3.1.2	Certificate of Amendment to Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Letter Agreement dated June 24, 2003 between Ventas, Inc. and Cohen & Steers Capital Management, Inc. (relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.).	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.3.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.3.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.4.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2002.

4.4.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 16, 2002.

4.4.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, LLC, as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 26, 2002.

Exhibit Number	Description of Document	Location of Document

4.4.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.5 to our Annual Report on Form 10-K for the year ended December 31, 2004.

4.4.6	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.7	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.8	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.9	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.4.10	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.5.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 13, 2005.

Exhibit Number	Description of Document	Location of Document

4.5.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.5.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.6.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 24, 2002.

4.6.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 16, 2002.

4.6.3	Supplemental Indenture dated as of November 25, 2002 among Ventas TRS, as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C. and Ventas Healthcare Properties, Inc., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 26, 2002.

4.6.4	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.6.5	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.5 to our Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit Number	Description of Document	Location of Document

4.6.6	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.7	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.8	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.9	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.6.10	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.7.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 15, 2004.

4.7.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, as amended, File No. 333-120642.

4.7.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document

4.7.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.7.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.8.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2005.

4.8.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.8.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.8.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.9.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 13, 2005.

Exhibit Number	Description of Document	Location of Document

4.9.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.10	Registration Rights Agreement dated as of September 30, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-3, as amended, File No. 333-101598.

4.11	Registration Rights Agreement dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 15, 2004.

4.12	Registration Rights Agreement dated as of June 7, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on June 13, 2005.

4.13	Registration Rights Agreement dated as of June 7, 2005 among Ventas, Inc. and the holders of Class D units of limited partnership interest of ETOP.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 13, 2005.

4.14	Registration Rights Agreement dated as of June 14, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 17, 2005.

4.15	Registration Rights Agreement dated as of December 9, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 13, 2005.

4.16	Registration Rights Agreement dated as of December 20, 2005 among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2005.

10.1.1.1	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.1.1.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.3	Termination of Memorandum of Lease dated as of June 21, 2002 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty (relating to Northern Virginia Community Hospital, Arlington, Virginia).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit Number	Description of Document	Location of Document

10.1.2.1	Lease Severance and Amendment Agreement dated as of December 12, 2001 among Kindred Healthcare, Inc., as Tenant, Kindred Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2002.

10.1.2.2	Master Lease Agreement dated as of December 12, 2001 among Ventas Realty, as Lessor, and Kindred Healthcare, Inc. and Kindred Operating, Inc., as Tenants.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2002.

10.1.3.1	Agreement for Sale of Real Estate and Master Lease Amendments dated May 14, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.2	Master Lease No. 1 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.3	Master Lease No. 2 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.4	Master Lease No. 3 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.5	Master Lease No. 4 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.1	Master Lease No. 1 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.2	Master Lease No. 2 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.3	Master Lease No. 3 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.5	Master Lease No. 4 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.6	CMBS Master Lease Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit Number	Description of Document	Location of Document

10.1.5	Agreement for Sale of Real Estate and Master Lease Amendments dated November 5, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 10, 2003.

10.1.6.1	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.6.2	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.7.1	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.1.7.2	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.2 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.3.1	Third Amended and Restated Credit, Security and Guaranty Agreement dated as of September 8, 2004 among Ventas Realty, as borrower, Ventas, Inc. and certain subsidiaries of Ventas, Inc. identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as Administrative Agent and Issuing Bank for the Letters of Credit thereunder, Merrill Lynch & Co., Merrill Lynch Pierce Fenner & Smith Incorporated and UBS Securities LLC, as Co-Syndication Agents, and Calyon New York Branch, JPMorgan Chase Bank and Citicorp North America, Inc., as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.2.1	Amended and Restated Mortgage, Security Agreement and Assignment of Rents dated as of April 17, 2002 by Ventas Realty, as Mortgagor, to Bank of America, N.A., Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on April 24, 2002.

Exhibit Number	Description of Document	Location of Document

10.3.2.2	Amended and Restated Deed of Trust and Security Agreement dated as of April 17, 2002 by Ventas Realty, as Grantor, to Ronda C. Bundy, as Trustee, for the benefit of Bank of America, N.A., Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.3	Assignment of Leases and Rents dated as of April 17, 2002 by Ventas Realty, Assignor, to Bank of America, N.A., Administrative Agent, Assignee.	Incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.2.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.2.1, 10.3.2.2 and 10.3.2.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K filed on April 24, 2002.

10.3.3.1	First Amendment to Amended and Restated Open-End Mortgage, Assignment of Rents and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Mortgagor, and Bank of America, N.A., in its capacity as Administrative Agent, as Mortgagee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.2	First Amendment to Amended and Restated Deed of Trust, Assignment of Rents and Leases and Security Agreement dated as of September 8, 2004 between Ventas Realty, as Grantor, and Bank of America, N.A., in its capacity as Administrative Agent, as Beneficiary.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.3	First Amendment to Amended and Restated Assignment of Leases and Rents dated as of September 8, 2004 between Ventas Realty, as Assignor, and Bank of America, N.A., in its capacity as Administrative Agent, as Assignee.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 13, 2004.

10.3.3.4	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.3.3.1, 10.3.3.2 and 10.3.3.3 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 13, 2004.

10.4	Purchase Agreement dated as of May 26, 2005 by and among Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2005.

10.5.1	ISDA Master Agreement dated September 28, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.2	Letter Agreement dated October 25, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description of Document	Location of Document

10.6.1	ISDA Master Agreement dated as of December 11, 2001 between Banc of America Financial Products, Inc. and Ventas Finance.	Incorporated by reference to Exhibit 10.24.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.2	Letter Agreement dated December 11, 2001 between Ventas Finance and Banc of America Financial Products, Inc.	Incorporated by reference to Exhibit 10.24.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.3	Letter Agreement dated December 11, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.24.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.7	Waiver Agreement dated as of August 13, 2001 among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, Inc., ETOP and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.8.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.9.1*	1987 Stock Option Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.9.2*	Amendment to the 1987 Stock Option Plan for Non-Employee Directors dated April 30, 1998.	Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.10*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

10.11.1*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.11.2*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.11.3*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.4*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.5*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit Number	Description of Document	Location of Document

10.11.6*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.11.7*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.11.8*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.12.1*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.12.2*	Form of Stock Option Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12.3*	Form of Restricted Stock Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12.4*	Form of Restricted Stock Unit Agreement—2000 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2005.

10.13*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.14.1*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.14.2*	Form of Stock Option Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14.3*	Form of Restricted Stock Agreement—2004 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

10.15.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.16.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

Exhibit Number	Description of Document	Location of Document

10.16.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

10.17*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

10.18*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.19*	Employment Agreement dated March 5, 1999 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.20.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.2*	Amendment to Employment Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.3*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.4*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2005.

10.22*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23*	Employment Agreement dated as of November 10, 2005 between Ventas, Inc. and Robert J. Brehl.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2005.

10.24.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lundsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.25	First Amended and Restated Agreement of Limited Partnership of Ventas Realty.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

Exhibit Number	Description of Document	Location of Document

10.26.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.26.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.26.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.

10.27.1	Amended and Restated Agreement of Limited Partnership of PSLT OP.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.27.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

12	Statement regarding computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Ventas, Inc. Pro Forma Condensed Combined Statement of Income for the Year Ended December 31, 2005.	Filed herewith.