Form 10-Q
period 2006-03-31
VENTAS INC
filed 2006-05-02
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 26, 2006:
Common Stock, $0.25 par value	103,887,150 shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$298,185	$295,363
Building and improvements	2,778,262	2,732,533

	3,076,447	3,027,896
Accumulated depreciation	(569,675)	(541,346)

Net real estate property	2,506,772	2,486,550
Loans receivable, net	35,870	39,924

Net real estate investments	2,542,642	2,526,474
Cash and cash equivalents	1,466	1,641
Escrow deposits and restricted cash	61,753	59,667
Deferred financing costs, net	16,844	17,581
Notes receivable - related parties	2,859	2,841
Other	36,040	30,914

Total assets	$2,661,604	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$1,854,551	$1,802,564
Deferred revenue	9,953	10,540
Interest rate swap agreement	577	1,580
Accrued dividend	—	37,343
Accrued interest	34,636	14,418
Accounts payable and other accrued liabilities	72,726	74,960
Deferred income taxes	30,394	30,394

Total liabilities	2,002,837	1,971,799

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 180,000 shares authorized; 103,850 and 103,523 shares issued at March 31, 2006 and December 31, 2005, respectively	25,974	25,927
Capital in excess of par value	694,531	692,650
Unearned compensation on restricted stock	—	(713)
Accumulated other comprehensive income (loss)	685	(143)
Retained earnings (deficit)	(62,308)	(50,402)

	658,882	667,319
Treasury stock, 4 and 0 shares at March 31, 2006 and December 31, 2005, respectively	(115)	—

Total stockholders’ equity	658,767	667,319

Total liabilities and stockholders’ equity	$2,661,604	$2,639,118

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$96,505	$62,536
Interest income from loans receivable	968	652
Interest and other income	341	612

Total revenues	97,814	63,800

Expenses:
Interest	32,957	16,976
Depreciation	28,470	13,220
Property-level operating expenses	622	552
General, administrative and professional fees (including non-cash stock-based compensation expense of $758 and $420, respectively)	6,631	5,440

Total expenses	68,680	36,188

Income before discontinued operations	29,134	27,612
Discontinued operations	—	(39)

Net income	$29,134	$27,573

Earnings per common share:
Basic:
Income before discontinued operations	$0.28	$0.33
Net income	$0.28	$0.33
Diluted:
Income before discontinued operations	$0.28	$0.32
Net income	$0.28	$0.32

Shares used in computing earnings per common share:
Basic	103,751	84,657
Diluted	104,300	85,400

Dividend declared per common share	$0.395	$0.360

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$29,134	$27,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations)	28,470	13,266
Amortization of deferred financing costs	770	890
Stock-based compensation	758	420
Straight-lining of rental income	(4,950)	(880)
Amortization of deferred revenue	(603)	(636)
Other	(177)	(1,046)
Changes in operating assets and liabilities:
(Increase) decrease in escrow deposits and restricted cash	(2,086)	8,194
Increase in other assets	(405)	(703)
Increase in accrued interest	20,218	10,128
(Decrease) increase in accounts payable and accrued and other liabilities	(1,973)	859

Net cash provided by operating activities	69,156	58,065
Cash flows from investing activities:
Net investment in real estate property	(48,354)	(31,139)
Investment in loans receivable	—	(27,818)
Proceeds from loans receivable	4,070	997
Other	(231)	966

Net cash used in investing activities	(44,515)	(56,994)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	52,600	23,300
Proceeds from debt	2,074	—
Repayment of debt	(2,687)	(1,145)
Issuance of common stock	253	2,255
Proceeds from stock option exercises	1,360	699
Cash distribution to stockholders	(78,383)	(27,498)
Other	(33)	(268)

Net cash used in financing activities	(24,816)	(2,657)

Net decrease in cash and cash equivalents	(175)	(1,586)
Cash and cash equivalents at beginning of period	1,641	3,365

Cash and cash equivalents at end of period	$1,466	$1,779

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisition:
Real estate investments	$—	$12,110
Escrow deposits and restricted cash	—	248
Debt	—	12,309
Other liabilities	—	49

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of March 31, 2006, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 144 seniors housing and other healthcare-related facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seven healthcare-related and seniors housing facilities as of March 31, 2006.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and PSLT OP, L.P. (“PSLT OP”), and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from our audited consolidated financial statements for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to current year presentation.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties. With the exception of our medical office buildings, we do not operate our facilities nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expenses reflected in the condensed consolidated statements of income relate to our investment in real estate.

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based awards to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R). We adopted SFAS No. 123(R) on January 1, 2006. See “Note 6—Stock-Based Compensation.”

Gain on Sale of Facilities

We recognize sales of facilities only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets in the consolidated balance sheet. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of March 31, 2006, approximately 33.1% and 45.1% of our properties, based on their original cost, were operated by Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), respectively, and approximately 60.2% and 27.1% of our properties, based on their original cost, were seniors housing facilities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other healthcare-related facilities. Our facilities are located in 42 states, with facilities in only two states accounting for more than ten percent of total revenues during the three months ended March 31, 2006.

Approximately 51.4% and 76.3% of our total revenues for the three months ended March 31, 2006 and 2005, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a triple-net lease pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

In June 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 4—Acquisitions”), which leased all of its properties to affiliates of Brookdale Senior Living. As a result of this acquisition, Brookdale Senior Living became a significant source of our total revenues. Approximately 31.3% of our total revenues for the three months ended March 31, 2006 was derived from our lease agreements with Brookdale Senior Living, including facilities we acquired in early 2004 from Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”), now a subsidiary of Brookdale Senior Living.

Because we lease a substantial portion of our properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required, to maintain our status as a REIT.

Kindred and Brookdale Senior Living are subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and are required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred or Brookdale Senior Living. We have not verified this information either through an independent investigation or otherwise. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. Kindred’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

NOTE 4 – ACQUISITIONS

The primary reason for our acquisition activity is to invest in healthcare and seniors housing properties with an expected yield on investment, as well as to diversify our properties and revenue base and limit our dependence on any one single tenant for rental revenue.

2006 Acquisitions

During the three months ended March 31, 2006, we acquired five seniors housing facilities for an aggregate purchase price of $48.3 million, with no assumed debt, in three separate transactions. The purchase price was allocated between land and buildings of $2.8 million and $45.5 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years. The facilities are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $4.0 million.

Subsequent to March 31, 2006, we acquired one seniors housing facility for an aggregate purchase price of $6.9 million, with no assumed debt. The facility is leased under a triple-net lease having an initial term of thirteen years and initially providing annual cash base rent of $0.6 million.

Provident

In June 2005, we completed the acquisition of Provident in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned seniors living properties located in the United States. Pursuant to the Provident acquisition, we acquired 68 independent and assisted living facilities in 19 states comprised of approximately 6,819 residential living units, all of which are currently leased to affiliates of Brookdale Senior Living pursuant to triple-net leases with renewal options. As of March 31, 2006, the aggregate annualized contractual cash rent from the Provident properties was approximately $88.5 million.

We funded the cash portion of the purchase price for the Provident acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale of $350 million aggregate principal amount of senior notes and borrowings under our revolving credit facility. Additionally, we issued approximately 15.0 million shares of our common stock and share equivalents to Provident equity holders as part of the purchase price for the Provident acquisition. We also assumed approximately $459.4 million of property-level mortgage debt.

Other 2005 Acquisitions

During 2005, we acquired 23 seniors housing facilities, an adjacent parcel of land and one hospital for an aggregate purchase price of $278.2 million, including assumed debt of $74.4 million at the time of the acquisitions. The seniors housing facilities and the hospital are leased under triple-net leases, each having initial terms ranging from ten to fifteen years and initially providing aggregate, annual cash base rent of approximately $23.9 million, subject to escalation as provided in the leases.

Also during 2005, we acquired three medical office buildings for an aggregate purchase price of $13.0 million, including assumed debt of $7.3 million at the time of the acquisitions. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged third parties to manage the operations at these medical office buildings.

Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2006 and 2005 acquisitions and our July 2005 public offering of common stock as of the beginning of each of the three month periods ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Revenues	$98,799	$96,718
Expenses	69,240	69,214
Income before discontinued operations	29,559	27,504
Net income	29,559	27,465
Earnings per common share:
Basic:
Income before discontinued operations	$0.28	$0.27
Net income	$0.28	$0.27
Diluted:
Income before discontinued operations	$0.28	$0.27
Net income	$0.28	$0.26
Shares used in computing earnings per common share:
Basic	103,751	102,903
Diluted	104,300	103,646

NOTE 5 – LOANS RECEIVABLE

As of December 31, 2005, loans receivable included approximately $4.0 million relating to a mezzanine loan made to Trans Healthcare, Inc. in 2002. The outstanding balance on this loan was fully repaid in March 2006.

NOTE 6 – STOCK-BASED COMPENSATION

Compensation Plans

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

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. As of March 31, 2006, options for 1,504,758 shares had been granted to eligible participants and remained outstanding under the Plans.

We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. These options and shares of restricted stock vest over varying periods, and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of March 31, 2006, options for 38,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding.

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in our net income for the three months ended March 31, 2006 being approximately $241,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 and had no impact on basic and diluted earnings per share as reported for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to March 31, 2005 (in thousands, except per share amounts):

Net income, as reported	$27,573
Add: Stock-based employee compensation expense included in reported net income	420
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(576)

Pro forma net income	$27,417

Earnings per share:
Basic – as reported	$0.33
Basic – pro forma	$0.32
Diluted – as reported	$0.32
Diluted – pro forma	$0.32

We granted 76,018 shares of restricted stock and restricted stock units during the three months ended March 31, 2006. The market value of restricted stock shares and units on the date of the award is recognized as stock-based compensation expense over the vesting period, with charges to operations of $517,000 and $420,000 for the three months ended March 31, 2006 and 2005, respectively. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of approximately $713,000 as of January 1, 2006 was reversed (i.e. netted against capital in excess of par value) in the Condensed Consolidated Balance Sheet as of March 31, 2006.

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Risk-free interest rate	4.57%	4.50%
Dividend yield	4.95%	6.61%
Volatility factors of the expected market price for our common stock	15.00%	20.29%
Weighted average expected life of options	6.5 years	10 years

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

The following tables summarize stock option activity during the three months ended March 31, 2006 and the year ended December 31, 2005:

2006 Activity	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at beginning of period	1,341,420	$3.3125	-	$27.0900	$18.2571
Options granted	320,033	30.8300	-	32.7800	30.9720
Options exercised	(108,000)	11.8600	-	19.0836	12.4235
Options canceled	(10,695)	16.5443	-	25.4400	19.6252

Outstanding at end of period	1,542,758	3.3125	-	32.7800	21.2936

Exercisable at end of period	1,211,308	$3.3125	-	$32.0200	$19.2472

2005 Activity	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at beginning of year	1,617,769	$3.3125	-	$25.1700	$14.1778
Options granted	338,128	24.9300	-	27.0900	25.2693
Options exercised	(606,444)	6.7500	-	25.1700	11.2443
Options canceled	(8,033)	13.7356	-	25.4400	22.4613

Outstanding at end of year	1,341,420	3.3125	-	27.0900	18.2571

Exercisable at end of year	992,778	$3.3125	-	$27.0900	$16.1097

NOTE 7 – LITIGATION

Legal Proceedings Presently Defended and Indemnified by Third Parties

The following litigation arose from our operations prior to the time of our spin off of Kindred in May 1998 or relates to assets or liabilities transferred to Kindred in connection with the spin off. Pursuant to the agreements we entered into with Kindred at the time of the spin off, Kindred assumed the defense, on our behalf of the matter described below, among others, and has indemnified us for any fees, costs, expenses and liabilities related to this matter (the “Indemnification”). Under Kindred’s plan of reorganization, Kindred assumed and agreed to abide by the Indemnification and to defend us in this and other matters as required under the spin agreements. However, there can be no assurance that Kindred will continue to defend us in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its other obligations incurred in connection with the spin off. In addition, the following description is based primarily on information included in Kindred’s public filings and information provided to us by Kindred. There can be no assurance that Kindred has included in its public filings and provided us complete and accurate information in all instances.

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669, was filed in June 1998 in the Circuit Court of Jefferson County, Kentucky. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On July 26, 2005, the Court granted Kindred’s motion and dismissed this action in its entirety. The plaintiff has appealed to the Kentucky Court of Appeals, and the parties have completed their briefing. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of March 31, 2006.

Kindred and the subsidiaries of Brookdale Senior Living that lease our properties are parties to certain legal actions and regulatory investigations arising in the normal course of their business. There can be no assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s or such subsidiaries’ liquidity, financial position or results of operations, which in turn could have a material adverse effect on us.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. There were no material developments in this action during the three-month period ended March 31, 2006. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of March 31, 2006.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Assumption of Certain Operating Liabilities and Litigation

In connection with our spin off of Kindred, Kindred agreed, among other things, to assume all liabilities and to indemnify, defend and hold us harmless from and against certain losses, claims and litigation arising out of the ownership or operation of the healthcare operations or any of the assets transferred to Kindred in the spin off, including without limitation all claims arising out of the third-party leases and third-party guarantees assigned to and assumed by Kindred at the time of the spin off. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill these obligations.

Similarly, in connection with Provident’s acquisition in 2004 of entities related to certain subsidiaries of Brookdale Senior Living, those subsidiaries of Brookdale Senior Living agreed to indemnify and hold Provident (and, as a result of the Provident acquisition, us) harmless from and against, among other things, certain liabilities arising out of the ownership or operation of such entities prior to the acquisition by Provident.

There can be no assurance that Kindred or such Brookdale Senior Living subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred or such Brookdale Senior Living subsidiaries do not satisfy or otherwise honor their respective obligations to indemnify, defend and hold us harmless under their respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and our ability to make distributions to our stockholders as required to maintain our status as a REIT.

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

NOTE 9 – EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$29,134	$27,612
Discontinued operations	—	(39)

Net income	$29,134	$27,573

Denominator:
Denominator for basic earnings per share —weighted average shares	103,751	84,657
Effect of dilutive securities:
Stock options	539	732
Time vesting restricted stock awards	10	11

Dilutive potential common stock	549	743

Denominator for diluted earnings per share —adjusted weighted average shares	104,300	85,400

Basic earnings per share:
Income before discontinued operations	$0.28	$0.33
Discontinued operations	—	—

Net income	$0.28	$0.33

Diluted earnings per share:
Income before discontinued operations	$0.28	$0.32
Discontinued operations	—	—

Net income	$0.28	$0.32

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$29,134	$27,573
Other comprehensive income:
Unrealized gain on interest rate swap	787	4,498
Reclassification adjustment for realized loss on interest rate swap included in net income during the period	41	1,289

	828	5,787

Net comprehensive income	$29,962	$33,360

NOTE 11 – SUBSEQUENT EVENT

2006 Unsecured Credit Facility

On April 26, 2006, we entered into a $500 million unsecured revolving credit facility (the “2006 Unsecured Credit Facility”). The 2006 Unsecured Credit Facility replaced our previous $300 million secured revolving credit facility, dated as of September 8, 2004. The 2006 Unsecured Credit Facility matures in 2009 and gives us a one-year extension option, subject to the satisfaction of certain conditions. Additionally, the 2006 Unsecured Credit Facility contains a $100 million “accordion feature” that permits us to increase our borrowing capacity to a total of $600 million.

Generally, borrowings outstanding under the 2006 Unsecured Credit Facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage, initially 0.75%. Our previous secured revolving credit facility also bore interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage. The applicable percentage was 1.45% throughout 2006.

We expect to record a loss on extinguishment of debt in the amount of $1.3 million representing the write-off of unamortized deferred financing costs related to our previous secured revolving credit facility during the second quarter of 2006.

NOTE 12 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to each series of senior notes issued by Ventas Realty and Ventas Capital Corporation (“Ventas Capital” and together with Ventas Realty, the “Issuers”). ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the senior notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that have not provided a guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. Additionally, as of March 31, 2006, approximately $112.4 million of the net assets of Ventas Realty were mortgaged to secure our revolving credit facility; however, those mortgages were released in connection with the 2006 Unsecured Credit Facility. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$11,949	$55,666	$936,146	$958,927	$579,954	$—	$2,542,642
Cash and cash equivalents	1	—	—	874	591	—	1,466
Escrow deposits and restricted cash	223	—	27,093	18,528	15,909	—	61,753
Deferred financing costs, net	—	—	—	16,811	33	—	16,844
Notes receivable-related parties	1,734	—	—	1,125	—	—	2,859
Equity in affiliates	273,747	80,851	90,906	724,039	15	(1,169,558)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	549	16,200	10,468	8,823	—	36,040

Total assets	$287,654	$146,105	$1,070,345	$1,730,772	$605,325	$(1,178,597)	$2,661,604

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$421	$299,571	$1,232,837	$321,722	$—	$1,854,551
Intercompany	—	2,528	125,000	(132,500)	4,972	—	—
Deferred revenue	38	—	1,794	8,121	—	—	9,953
Interest rate swap agreement	—	—	—	577	—	—	577
Accrued interest	—	—	1,438	31,405	1,793	—	34,636
Accounts payable and other accrued liabilities	2,720	104	23,050	32,951	13,508	393	72,726
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	33,152	3,053	450,853	1,173,391	341,995	393	2,002,837
Total stockholders’ equity	254,502	143,052	619,492	557,381	263,330	(1,178,990)	658,767

Total liabilities and stockholders’ equity	$287,654	$146,105	$1,070,345	$1,730,772	$605,325	$(1,178,597)	$2,661,604

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$12,117	$56,200	$946,916	$925,791	$585,450	$—	$2,526,474
Cash and cash equivalents	1	1	1	1,026	612	—	1,641
Escrow deposits and restricted cash	220	26	26,734	17,595	15,092	—	59,667
Deferred financing costs, net	—	—	—	17,581	—	—	17,581
Notes receivable-related parties	1,716	—	—	1,125	—	—	2,841
Equity in affiliates	374,862	80,390	109,519	724,039	15	(1,288,825)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	509	13,057	9,893	7,455	—	30,914

Total assets	$388,916	$146,165	$1,096,227	$1,697,050	$608,624	$(1,297,864)	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$424	$300,631	$1,180,239	$321,270	$—	$1,802,564
Intercompany	—	2,696	125,000	(132,500)	4,804	—	—
Deferred revenue	44	—	1,900	8,596	—	—	10,540
Interest rate swap agreement	—	—	—	1,580	—	—	1,580
Accrued dividend	37,272	71	—	—	—	—	37,343
Accrued interest	—	3	1,429	11,190	1,796	—	14,418
Accounts payable and other accrued liabilities	2,346	103	22,846	36,163	13,109	393	74,960
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	70,056	3,297	451,806	1,105,268	340,979	393	1,971,799
Total stockholders’ equity	318,860	142,868	644,421	591,782	267,645	(1,298,257)	667,319

Total liabilities and stockholders’ equity	$388,916	$146,165	$1,096,227	$1,697,050	$608,624	$(1,297,864)	$2,639,118

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$594	$1,422	$27,583	$52,802	$14,104	$—	$96,505
Interest income from loans receivable	—	—	—	968	—	—	968
Equity earnings (loss) in affiliates	28,911	(22)	11,273	—	—	(40,162)	—
Interest and other income	20	—	4	257	60	—	341

Total revenues	29,525	1,400	38,860	54,027	14,164	(40,162)	97,814

Expenses:
Interest	—	157	4,725	22,437	5,638	—	32,957
Depreciation	168	535	10,770	11,249	5,748	—	28,470
Property-level operating expenses	—	—	—	115	507	—	622
General, administrative and professional fees	223	115	1,894	3,449	950	—	6,631
Intercompany interest	—	(168)	—	—	168	—	—

Total expenses	391	639	17,389	37,250	13,011	—	68,680

Net income	$29,134	$761	$21,471	$16,777	$1,153	$(40,162)	$29,134

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$574	$1,419	$8,619	$47,832	$4,092	$—	$62,536
Interest income from loans receivable	—	—	—	652	—	—	652
Equity earnings in affiliates	27,318	(156)	786	—	—	(27,948)	—
Interest and other income	18	20	11	552	11	—	612

Total revenues	27,910	1,283	9,416	49,036	4,103	(27,948)	63,800

Expenses:
Interest	—	9	2,484	12,724	1,759	—	16,976
Depreciation	172	535	1,325	10,044	1,144	—	13,220
Property-level operating expenses	—	—	—	108	444	—	552
General, administrative and professional fees	165	174	803	3,948	350	—	5,440
Intercompany interest	—	2	—	(148)	146	—	—

Total expenses	337	720	4,612	26,676	3,843	—	36,188

Income before discontinued operations	27,573	563	4,804	22,360	260	(27,948)	27,612
Discontinued operations	—	(39)	—	—	—	—	(39)

Net income	$27,573	$524	$4,804	$22,360	$260	$(27,948)	$27,573

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$757	$1,069	$17,574	$44,423	$5,333	$—	$69,156

Net cash used in investing activities	(18)	—	—	(44,443)	(54)	—	(44,515)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	52,600	—	—	52,600
Proceeds from debt	—	—	—	—	2,074	—	2,074
Repayment of debt	—	(3)	(1,060)	—	(1,624)	—	(2,687)
Other	—	—	—	(33)	—	—	(33)
Issuance of common stock	253	—	—	—	—	—	253
Proceeds from stock option exercises	1,360	—	—	—	—	—	1,360
Cash distributions from (to) affiliates	75,812	(848)	(16,515)	(52,699)	(5,750)	—	—
Cash distributions to stockholders	(78,164)	(219)	—	—	—	—	(78,383)

Net cash used in financing activities	(739)	(1,070)	(17,575)	(132)	(5,300)	—	(24,816)

Net decrease in cash and cash equivalents	—	(1)	(1)	(152)	(21)	—	(175)
Cash and cash equivalents at beginning of period	1	1	1	1,026	612	—	1,641

Cash and cash equivalents at end of period	$1	$—	$—	$874	$591	$—	$1,466

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$201	$1,314	$5,635	$50,543	$372	$—	$58,065

Net cash used in investing activities	(9,133)	—	—	(47,861)	—	—	(56,994)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	23,300	—	—	23,300
Repayment of debt	—	(3)	(745)	—	(397)	—	(1,145)
Issuance of common stock	2,255	—	—	—	—	—	2,255
Proceeds from stock option exercises	699	—	—	—	—	—	699
Cash distributions from (to) affiliates	33,472	(1,317)	(4,876)	(26,683)	(596)	—	—
Cash distribution to stockholders	(27,498)	—	—	—	—	—	(27,498)
Other	—	—	—	(268)	—	—	(268)

Net cash provided by (used in) financing activities	8,928	(1,320)	(5,621)	(3,651)	(993)	—	(2,657)

Net (decrease) increase in cash and cash equivalents	(4)	(6)	14	(969)	(621)	—	(1,586)
Cash and cash equivalents at beginning of period	48	37	9	1,846	1,425	—	3,365

Cash and cash equivalents at end of period	$44	$31	$23	$877	$804	$—	$1,779

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

NOTE 13 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and the Wholly Owned Subsidiary Guarantors, of the obligation to pay principal and interest with respect to each series of senior notes. See “Note 12—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and, therefore, our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our and ETOP’s debt service obligations, including our respective guarantees of payment of principal and interest on the senior notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$55,666	$88,324	$—	$143,990
Cash and cash equivalents	—	463	—	463
Escrow deposits and restricted cash	—	5,741	—	5,741
Equity in affiliates	80,851	15	(80,866)	—
Investment in affiliates	9,039	—	—	9,039
Other	549	1,213	—	1,762

Total assets	$146,105	$95,756	$(80,866)	$160,995

Liabilities and partners’ equity
Liabilities:
Senior notes payable and other debt	$421	$66,429	—	$66,850
Intercompany	(5,120)	5,120	—	—
Note payable to affiliate	7,648	—	—	7,648
Accrued interest	—	429	—	429
Accounts payable and other accrued liabilities	104	2,877	—	2,981

Total liabilities	3,053	74,855	—	77,908
Total partners’ equity	143,052	20,901	(80,866)	83,087

Total liabilities and partners’ equity	$146,105	$95,756	$(80,866)	$160,995

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$56,200	$88,992	$—	$145,192
Cash and cash equivalents	1	438	—	439
Escrow deposits and restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other	509	1,366	—	1,875

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ equity
Liabilities:
Senior notes payable and other debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	71	—	—	71
Accrued interest	3	431	—	434
Accounts payable and other accrued liabilities	103	3,017	—	3,120

Total liabilities	3,297	75,028	—	$78,325
Total partners’ equity	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ equity	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,422	$2,689	$—	$4,111
Equity loss in affiliates	(22)	—	22	—
Interest and other income	—	32	—	32

Total revenues	1,400	2,721	22	4,143

Expenses:
Interest	157	1,265	—	1,422
Depreciation	535	796	—	1,331
Property-level operating expenses	—	330	—	330
General, administrative and professional fees	115	184	—	299
Intercompany interest	(168)	168	—	—

Total expenses	639	2,743	—	3,382

Net income (loss)	$761	$(22)	$22	$761

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,419	$2,861	$—	$4,280
Equity loss in affiliates	(156)	—	156	—
Interest and other income	20	30	—	50

Total revenues	1,283	2,891	156	4,330

Expenses:
Interest	9	1,485	—	1,494
Depreciation	535	837	—	1,372
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	174	248	—	422
Intercompany interest	2	146	—	148

Total expenses	720	3,047	—	3,767

Income (loss) before discontinued operations	563	(156)	156	563
Discontinued operations	(39)	—	—	(39)

Net income (loss)	$524	$(156)	$156	$524

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$1,069	$811	$—	$1,880

Net cash used in investing activities	—	(128)	—	(128)

Cash flows from financing activities:
Repayment of debt	(3)	(347)	—	(350)
Cash distributions to partners	(1,067)	(311)	—	(1,378)

Net cash used in financing activities	(1,070)	(658)	—	(1,728)

Net (decrease) increase in cash and cash equivalents	(1)	25	—	24
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$463	$—	$463

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$1,314	$(254)	$—	$1,060

Net cash from investing activities	—	—	—	—

Cash flows from financing activities:
Repayment of debt	(3)	(324)	—	(327)
Cash distributions to partners	(1,317)	(141)	—	(1,458)

Net cash used in financing activities	(1,320)	(465)	—	(1,785)

Net decrease in cash and cash equivalents	(6)	(719)	—	(725)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$31	$454	$—	$485

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

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation:

•	the ability and willingness of our operators, tenants, borrowers and other third parties to meet and/or perform the obligations under their various contractual arrangements with us;

•	the ability and willingness of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”) and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”) to meet and/or perform their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities under our respective contractual arrangements with Kindred, Brookdale and Alterra;

•	the ability of our operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities;

•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including those in different asset types and outside the United States;

•	the nature and extent of future competition;

•	the extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	increases in our cost of borrowing;

•	the ability of our operators to deliver high quality care and to attract patients;

•	the results of litigation affecting us;

•	changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	the movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

•	our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	final determination of our taxable net income for the year ended December 31, 2005 and for the year ending December 31, 2006;

•	the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•	the impact on the liquidity, financial condition and results of operations of our operators, tenants and borrowers resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators, tenants and borrowers to accurately estimate the magnitude of these liabilities; and

•	the value of our rental reset right with Kindred, which is dependent on a variety of factors and is highly speculative.

Many of these factors are beyond our control and the control of our management.

Kindred and Brookdale Senior Living Information

Kindred and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale and Alterra, “Brookdale Senior Living”) are subject to the reporting requirements of the Commission and are required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred or Brookdale Senior Living. We have not verified the information related to Kindred or Brookdale Senior Living either through an independent investigation or otherwise. We have no reason to believe that such information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. Kindred’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

Background Information

We are a healthcare REIT with a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of March 31, 2006, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 144 seniors housing and other healthcare-related facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seven healthcare-related and seniors housing facilities as of March 31, 2006.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and PSLT OP, L.P. (“PSLT OP”), and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties.

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

As of March 31, 2006, approximately 33.1% and 45.1% of our properties, based on their original cost, were operated by Kindred and Brookdale Senior Living, respectively. Approximately 51.4% and 31.3% of our total revenues for the three months ended March 31, 2006 were derived from our master lease agreements with Kindred (the “Kindred Master Leases”) and our leases with Brookdale Senior Living, respectively.

Recent Developments Regarding Acquisitions

During the three months ended March 31, 2006, we acquired five seniors housing facilities for an aggregate purchase price of $48.3 million, with no assumed debt, in three separate transactions. The properties are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $4.0 million.

Subsequent to March 31, 2006, we acquired one seniors housing facility for an aggregate purchase price of $6.9 million, with no assumed debt. The facility is leased under a triple-net lease having an initial term of thirteen years and initially providing annual cash base rent of $0.6 million.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On April 12, 2006, the Centers for Medicare & Medicaid Services (“CMS”) placed on public display a proposed rule to revise the hospital inpatient prospective payment system and to implement the Deficit Reduction Act of 2005 (“DRA”). The rule also proposes changes to the methodology used to reimburse long-term acute care hospitals. Comments to this proposed rule may be submitted through June 12, 2006.

On January 19, 2006, CMS placed on public display a proposed rule to update the long-term acute care hospitals prospective payment system (LTAC PPS) payment rates for the 2007 rate year (July 1, 2006 through June 30, 2007). Under this proposed rule, long-term acute care hospitals will receive no market basket inflation increase in Medicare payments starting July 1, 2006. The proposed rule also adds new restrictions on payments for short-stay outlier cases, makes adjustments to the labor portion of the federal rate and increases the outlier fixed loss threshold, along with a slight increase in the budget neutrality adjustment. If this rule becomes final, the combined effective decrease in rate year 2007 Medicare revenues for long-term acute care hospitals would be $362 million, or 11.1% on the total historical patient mix and volume.

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

Comments on the January 19, 2006 proposed rule were accepted through March 20, 2006, and a final rule is expected to be published later in the second quarter of 2006.

We are currently analyzing these proposed rules and at this time we cannot predict what impact they will have on the liquidity or profitability of the operators of our long-term acute care hospitals.

Medicare Reimbursement; Skilled Nursing Facilities

The April 12, 2006 proposed rule described above may also affect skilled nursing facilities. Under the proposed rule, for skilled nursing facility cost reporting periods beginning on or after October 1, 2005, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70%. CMS estimates that the change in the treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from fiscal year 2006 to 2010.

The proposed rule also includes various options for classifying and weighing patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although, we currently cannot predict what impact it will have on the liquidity or profitability of the operators of our skilled nursing facilities.

Finally, under the proposed rule, the $1,740 annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap of $1,740 on occupational therapy would be lifted for those patients who can demonstrate medical necessity. Unless Congress takes prior action, the caps will go back into effect on January 1, 2007.

On August 4, 2005, CMS published a final rule under the prospective payment system for skilled nursing facilities. Pursuant to the rule, CMS, among other things, adopted a refinement to the resource utilization groups (“RUGs”) used to determine payment for beneficiaries in skilled nursing facilities which increases the number of RUGs from 44 to 53. CMS also increased the case mix index adjustment for all RUGs categories, and implemented a market basket increase of 3%. The market basket increase became effective on October 1, 2005, and the RUGs refinements became effective January 1, 2006. The overall effect of these changes in 2006 is projected by CMS to be a 0.1% increase in aggregate Medicare payments, but within this aggregate CMS expects some facilities to have modest decreases and some to have modest increases.

Medicaid Reimbursement; Skilled Nursing Facilities

The April 12, 2006 rule proposed by CMS also mitigates both state and federal Medicaid expenditures by establishing additional Medicaid eligibility restrictions. Collectively, these Medicaid eligibility restrictions are anticipated to reduce Medicaid payments to skilled nursing facility operators in the future.

At this time, it is not possible to predict whether significant Medicaid rate freezes, cuts or other program changes will be adopted, and if so, by how many states or the impact of such action on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators and in turn could have an adverse effect on us.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based awards to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R).

As required, we adopted the provisions of this accounting standard on January 1, 2006. We applied the modified prospective method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based awards granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. See “Note 6— Stock-Based Compensation” regarding the effect the adoption of SFAS No. 123(R) had on our condensed consolidated financial statements.

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

Gain on Sale of Facilities

We recognize sales of facilities only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets in the consolidated balance sheet. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Loans and Other Amounts Receivable from Third Parties

We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility level financial and operations reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the applicable borrow or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of the factors previously mentioned.

Legal Contingencies

We are involved in litigation as described in “Note 7—Litigation” of the Notes to Condensed Consolidated Financial Statements. We evaluate such matters by (i) ascertaining the probability that such litigation could result in a loss for us and (ii) determining an estimate of any possible loss. In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue for any probable losses that are estimable and disclose any loss contingencies that are possible. If management’s assessment of our liability with respect to these actions is incorrect, such matters could have a material adverse effect on us.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

The table below shows our results of operations for the three months ended March 31, 2006 and 2005 and the absolute and percentage change in those results from period to period (dollars in thousands).

	Three Months Ended March 31,		Change
	2006	2005	$	%
Revenues:
Rental income	$96,505	$62,536	$33,969	54.3%
Interest income from loans receivable	968	652	316	48.5
Interest and other income	341	612	(271)	(44.3)

Total revenues	97,814	63,800	34,014	53.3
Expenses:
Interest	32,957	16,976	15,981	94.1
Depreciation	28,470	13,220	15,250	115.4
Property-level operating expenses	622	552	70	12.7
General, administrative and professional fees (including non-cash stock-based compensation expense of $758 and $420, respectively)(1)	6,631	5,440	1,191	21.9

Total expenses	68,680	36,188	32,492	89.8

Income before discontinued operations	29,134	27,612	1,522	5.5
Discontinued operations	—	(39)	39	nm

Net income	$29,134	$27,573	$1,561	5.7%

nm - Not meaningful

(1)	Expense includes approximately $241 in 2006 ($0 in 2005) related to the expensing of stock options as required upon the adoption of SFAS No. 123(R) on January 1, 2006.

Revenues

The increase in our first quarter 2006 rental income over the same period in 2005 reflects (i) a $26.4 million increase resulting from additional rent related to properties acquired in the Provident acquisition, (ii) a $1.7 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2005, and (iii) additional rent relating to the other properties acquired during the period from April 1, 2005 to March 31, 2006. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest income from loans receivable is primarily due to loans made or acquired by us during the period from April 1, 2005 to December 31, 2005.

The decrease in interest and other income relates to the absence in 2006 of an upfront fee received in 2005 in conjunction with our investment in a portfolio of eight distressed mortgage loans.

Expenses

Total interest expense increased $16.0 million in the first quarter of 2006 over 2005, primarily due to an $18.2 million increase from higher loan balances as a result of a 2005 acquisition activity, partially offset by a $2.1 million decrease from lower effective interest rates. Interest expense includes $0.8 million and $0.9 million of amortized deferred financing costs for the three months ended March 31, 2006 and 2005, respectively. Our effective interest rate decreased to 7.4 percent for the three months ended March 31, 2006 from 8.0 percent for the same period in 2005.

Depreciation expense increased primarily due to depreciation with respect to the properties acquired during the period from April 1, 2005 to March 31, 2006. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in general, administrative and professional fees is primarily attributable to costs associated with the growth in our asset base and our initiative to develop and market our strategic diversification program, engage in comprehensive asset management, comply with regulatory requirements and attract and retain appropriate personnel to achieve our business objectives and the expensing of stock options as a result of our adoption of SFAS No. 123(R).

Funds from Operations

Our funds from operations (“FFO”) for the three months ended March 31, 2006 and 2005 are summarized in the following table:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$29,134	$27,573
Adjustments:
Depreciation on real estate assets	28,329	13,129
Other items:
Discontinued operations
Real estate depreciation – discontinued	—	46

Funds from operations	$57,463	$40,748

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

Liquidity and Capital Resources

During the three months ended March 31, 2006, our principal sources of liquidity were cash flows from operations and borrowings under our secured revolving credit facility. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller and issuance of secured or unsecured long-term debt or other securities, including equity.

We intend to continue to fund future investments through cash flows from operations, borrowings under our new unsecured revolving credit facility, assumption of indebtedness, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of March 31, 2006, we had cash and cash equivalents of $1.5 million, escrow deposits and restricted cash of $61.8 million and unused credit availability of $158.0 million under our previous secured revolving credit facility.

In April 2006, we filed an automatic shelf registration statement on Form S-3 with the Commission relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depository shares and warrants. The registration statement replaces our previous universal shelf registration statement, under which approximately $500 million of securities remained available for offering.

Also in April 2006, we entered into a new $500 million unsecured revolving credit facility which replaces our previous $300 million secured revolving credit facility. We believe our new shelf registration statement and new unsecured revolving credit facility will provide us with greater flexibility with raising capital.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $69.2 million and $58.1 million for the three months ended March 31, 2006 and 2005, respectively. The increase primarily resulted from FFO that was higher for the three months ended March 31, 2006 as a result of our real estate acquisitions, partially offset by changes in operating assets and liabilities at March 31, 2006.

Cash Flows from Investing Activities

Cash flows used in investing activities were $44.5 million and $57.0 million for the three months ended March 31, 2006 and 2005, respectively. These activities consisted primarily of our investments in real estate and mortgage loans.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $24.8 million for the three months ended March 31, 2006. The uses primarily included (i) $78.4 million of cash dividend payments and (ii) aggregate principal payments on mortgage obligations of $2.7 million. The proceeds included (i) $52.6 million from net borrowings under our secured revolving credit facility, (ii) $2.1 million from an addition to an existing mortgage and (iii) $1.6 million from the issuance of common stock upon the exercise of stock options and other issuances.

Net cash used in financing activities totaled $2.7 million for the three months ended March 31, 2005. The uses primarily included (i) $27.5 million of cash dividend payments and (ii) aggregate principal payments on mortgage obligations of $1.1 million. The proceeds included (i) $23.3 million from net borrowings under our secured revolving credit facility and (ii) $3.0 million from the issuance of common stock upon the exercise of stock options and other issuances.

Except with respect to our medical office buildings, capital expenditures to maintain and improve our leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facility and the indentures governing our outstanding senior notes.

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

On January 19, 2006, CMS issued a proposed rule regarding 2007 fiscal year payments for long-term acute care hospitals. The proposed rule contains a number of proposed changes to current long-term acute care hospitals payment policy that could result in an eleven percent Medicare rate cut to long-term acute care hospitals. The rule proposed by CMS remains subject to industry comment and is not expected to be final until sometime in the second quarter of 2006. See “Recent Developments Regarding Government Regulation—Medicare Reimbursement; Long-Term Acute Care Hospitals.” We have not yet given the Reset Notices because we are analyzing the potential impact, if any, of CMS’s proposed rule on Kindred and on our portfolio of 39 Kindred-operated long-term acute care hospitals. We are also assessing the likelihood that the proposed rule will be adopted in its current form or modified as a result of industry comment and review. Based on our preliminary analysis of the rule and the performance of our Kindred-operated facilities, we believe the Reset Right should deliver significant value for our shareholders; however, the value of the Reset Right is highly speculative and is dependent on and may be influenced by a variety of factors and market conditions, including without limitation Medicare and Medicaid rules and regulations, EBITDARM (defined as earnings before interest, income taxes, depreciation, amortization, rent and management fees) to rent coverage ratios and the terms of the Kindred Master Leases. Changes in one or any combination of these or other factors could have a material impact on the value of the Reset Right. In no event will the base rent under the Kindred Master Leases decrease as a result of the Reset Right. We cannot assure you as to the value of the Reset Right, including the value that may be determined by the independent appraiser selected under the Kindred Master Leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of our exposure to various market risks contains forward-looking statements that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our mortgage loans. Our obligations under our revolving credit facilities are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten facilities, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of our payoff of our commercial mortgage backed securities loan, we further reduced the notional amount of the swap to $100.0 million for the remaining term of the Swap. There are no collateral requirements under the Swap. As of March 31, 2006, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006		As of December 31, 2005
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(in thousands)
Notional amount	$100,000	N/A	$100,000	N/A
Book value	N/A	$1,593,910	N/A	$1,594,322
Fair value	(577)	1,705,667	(1,580)	1,765,805
Fair value reflecting change in interest rates:
-100 BPS	(2,607)	1,794,140	(3,847)	1,860,688
+100 BPS	1,402	1,623,517	(634)	1,677,903

N/A – Not applicable.

We paid $0.2 million under the Swap during the three months ended March 31, 2006. Assuming that interest rates do not change, we estimate that we will pay approximately $0.8 million on the Swap during the year ending December 31, 2006.

We had approximately $260.6 million of variable rate debt outstanding as of March 31, 2006 and approximately $208.2 million of variable rate debt outstanding as of December 31, 2005. The increase in our outstanding variable rate debt from December 31, 2005 is primarily attributable to our net borrowings under our revolving credit facility. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $109.5 million as of March 31, 2006, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. As of March 31, 2006, there was minimal cash flow impact from the fluctuation of interest rates on variable rate debt since we effectively hedged nearly all of our variable rate debt. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

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

Based upon their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the first quarter of 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in “Note 7–Litigation” of the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there has been no material change in the status of the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document
10.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender and the lendors identified therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2006.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2006

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and
Chief Financial Officer

Exhibits

Exhibit Number	Description of Document	Location of Document
10.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lendors identified therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2006.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.