Form 10-Q
period 2006-06-30
VENTAS INC
filed 2006-07-28
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 24, 2006:
Common Stock, $0.25 par value	104,014,124 shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$300,384	$295,363
Building and improvements	2,801,550	2,732,533

	3,101,934	3,027,896
Accumulated depreciation	(598,644)	(541,346)

Net real estate property	2,503,290	2,486,550
Loans receivable, net	35,800	39,924

Net real estate investments	2,539,090	2,526,474
Cash and cash equivalents	1,932	1,641
Escrow deposits and restricted cash	51,227	59,667
Deferred financing costs, net	17,667	17,581
Notes receivable - related parties	2,501	2,841
Other	48,555	30,914

Total assets	$2,660,972	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$1,882,909	$1,802,564
Deferred revenue	9,374	10,540
Accrued dividend	—	37,343
Accrued interest	14,461	14,418
Accounts payable and accrued and other liabilities	73,838	76,540
Deferred income taxes	30,394	30,394

Total liabilities	2,010,976	1,971,799
Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 180,000 shares authorized; 103,975 and 103,523 shares issued at June 30, 2006 and December 31, 2005, respectively	26,004	25,927
Capital in excess of par value	696,667	692,650
Unearned compensation on restricted stock	—	(713)
Accumulated other comprehensive income (loss)	1,449	(143)
Retained earnings (deficit)	(74,124)	(50,402)

Total stockholders’ equity	649,996	667,319

Total liabilities and stockholders’ equity	$2,660,972	$2,639,118

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$99,095	$72,340	$195,600	$134,876
Interest income from loans receivable	839	1,492	1,807	2,144
Interest and other income	372	1,120	713	1,732

Total revenues	100,306	74,952	198,120	138,752

Expenses:
Interest	33,723	22,730	66,680	39,706
Depreciation	29,111	18,239	57,581	31,459
Property-level operating expenses	654	641	1,276	1,193
General, administrative and professional fees (including non-cash stock-based compensation expense of $727 and $506 for the three months ended 2006 and 2005, respectively, and $1,485 and $926 for the six months ended 2006 and 2005, respectively)	6,287	6,059	12,918	11,499
Loss on extinguishment of debt	1,273	—	1,273	—

Total expenses	71,048	47,669	139,728	83,857

Income before net loss on real estate disposals and discontinued operations	29,258	27,283	58,392	54,895
Net loss on real estate disposals	—	(175)	—	(175)

Income before discontinued operations	29,258	27,108	58,392	54,720
Discontinued operations	—	(40)	—	(79)

Net income	$29,258	$27,068	$58,392	$54,641

Earnings per common share:
Basic:
Income before discontinued operations	$0.28	$0.31	$0.56	$0.63
Net income	$0.28	$0.31	$0.56	$0.63
Diluted:
Income before discontinued operations	$0.28	$0.30	$0.56	$0.63
Net income	$0.28	$0.30	$0.56	$0.63
Shares used in computing earnings per common share:
Basic	103,884	88,574	103,818	86,626
Diluted	104,374	89,350	104,337	87,386

Dividends declared per common share	$0.395	$0.360	$0.790	$0.720

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$58,392	$54,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations)	57,581	31,551
Amortization of deferred financing costs	1,542	1,835
Stock-based compensation	1,485	926
Straight-lining of rental income	(9,864)	(2,834)
Loss on extinguishment of debt	1,273	—
Amortization of deferred revenue	(1,198)	(1,320)
Other	(140)	(1,448)
Changes in operating assets and liabilities:
(Increase) decrease in escrow deposits and restricted cash	(977)	6,211
Increase in other assets	(2,426)	(9,263)
Increase in accrued interest	43	4,457
(Decrease) increase in accounts payable and accrued and other liabilities	(468)	15,426

Net cash provided by operating activities	105,243	100,182

Cash flows from investing activities:
Net investment in real estate property	(64,211)	(481,780)
Investment in loans receivable	—	(47,333)
Proceeds from loans receivable	4,156	1,759
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	9,902	—
Other	(5,246)	2,510

Net cash used in investing activities	(55,399)	(524,844)

Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	167,000	—
Net change in borrowings under secured revolving credit facility	(89,200)	117,400
Proceeds from debt	2,074	400,000
Repayment of debt	(10,377)	(6,844)
Payment of deferred financing costs	(2,901)	(6,599)
Issuance of common stock	428	4,694
Proceeds from stock option exercises	2,880	2,036
Cash distributions to stockholders	(119,457)	(88,588)

Net cash (used in) provided by financing activities	(49,553)	422,099

Net increase (decrease) in cash and cash equivalents	291	(2,563)
Cash and cash equivalents at beginning of period	1,641	3,365

Cash and cash equivalents at end of period	$1,932	$802

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$9,827	$866,244
Escrow deposits and restricted cash	485	32,452
Other assets acquired	—	1,506
Debt	10,848	478,950
Other liabilities	(536)	28,426
Issuance of common stock	—	392,826

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of June 30, 2006, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 147 seniors housing and other healthcare-related facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seven healthcare-related and seniors housing facilities as of June 30, 2006.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and PSLT OP, L.P. (“PSLT OP”), and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from our audited consolidated financial statements for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of June 30, 2006, approximately 44.7% and 32.8% of our properties, based on their original cost, were operated by Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 60.5% and 26.9% of our properties, based on their original cost, were seniors housing facilities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other healthcare-related facilities. Our facilities are located in 42 states, with facilities in only two states accounting for more than 10% of total revenues during the six months ended June 30, 2006.

Approximately 51.4% and 70.9% of our total revenues for the six months ended June 30, 2006 and 2005, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a triple-net lease pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

In June 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 4—Acquisitions”), which leased all of its properties to affiliates of Brookdale Senior Living. As a result of this acquisition, Brookdale Senior Living became a significant source of our total revenues. Approximately 30.9% of our total revenues for the six months ended June 30, 2006 was derived from our lease agreements with Brookdale Senior Living, including facilities we acquired in early 2004 from Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”), which is now a subsidiary of Brookdale Senior Living.

Because we lease a substantial portion of our properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required to maintain our status as a REIT.

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

NOTE 4 – ACQUISITIONS

The primary reason for our acquisition activity is to invest in healthcare-related and seniors housing properties with an expected yield on investment, as well as to diversify our portfolio and revenue base and limit our dependence on any one single tenant for rental revenue.

2006 Acquisitions

During the three months ended June 30, 2006, we acquired three seniors housing facilities for an aggregate purchase price of $26.0 million, with assumed debt of $10.8 million, in two separate transactions. The purchase price was allocated between land and buildings of $2.2 million and $23.8 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years. The facilities are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $2.1 million, subject to escalation as provided in the leases.

During the first quarter of 2006, we acquired five seniors housing facilities for an aggregate purchase price of $48.3 million, with no assumed debt, in three separate transactions. The purchase price was allocated between land and buildings of $2.8 million and $45.5 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years. The facilities are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $4.0 million, subject to escalation as provided in the leases.

Provident

In June 2005, we completed the acquisition of Provident in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned seniors living properties located in the United States. Pursuant to the Provident acquisition, we acquired 68 independent and assisted living facilities in 19 states comprised of approximately 6,819 residential living units, all of which are currently leased to affiliates of Brookdale Senior Living pursuant to triple-net leases with renewal options. As of June 30, 2006, the aggregate annualized contractual cash rent from the Provident properties was approximately $88.5 million.

We funded the cash portion of the purchase price for the Provident acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale of $350.0 million aggregate principal amount of senior notes and borrowings under our revolving credit facility. Additionally, we issued approximately 15.0 million shares of our common stock and share equivalents to Provident equity holders as part of the purchase price for the Provident acquisition. We also assumed approximately $459.4 million of property-level mortgage debt. On its May 1, 2006 maturity, we paid off one of these assumed mortgages. At the time of maturity, the outstanding principal of this debt was $5.1 million and the interest rate was LIBOR plus 2.5%, or 7.4%.

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

Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2006 and 2005 acquisitions and our July 2005 public offering of common stock as of the beginning of each of the three-and six-month periods ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$100,621	$99,201	$199,949	$196,391
Expenses	71,443	73,028	141,937	142,391
Income before discontinued operations	29,178	25,999	58,012	53,825
Net income	29,178	25,959	58,012	53,746
Earnings per common share:
Basic:
Income before discontinued operations	$0.28	$0.25	$0.56	$0.52
Net income	$0.28	$0.25	$0.56	$0.52
Diluted:
Income before discontinued operations	$0.28	$0.25	$0.56	$0.52
Net income	$0.28	$0.25	$0.56	$0.52
Shares used in computing earnings per common share:
Basic	103,884	103,029	103,818	102,966
Diluted	104,374	103,805	104,337	103,726

NOTE 5 – SENIOR NOTES PAYABLE AND OTHER DEBT

Unsecured Credit Facility

In April 2006, we entered into a $500 million senior unsecured revolving credit facility (the “Unsecured Credit Facility”). The Unsecured Credit Facility replaced our previous $300 million secured revolving credit facility. The Unsecured Credit Facility matures in 2009, with a one-year extension option subject to the satisfaction of certain conditions, and contains a $100 million “accordion feature” that permits us to increase our total borrowing capacity to $600 million.

Generally, borrowings outstanding under the Unsecured Credit Facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage, initially 0.75%. Our previous secured credit facility also bore interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage. The applicable percentage for the previous secured credit facility was 1.45% from January 1, 2006 until its replacement in April.

We recognized a loss on extinguishment of debt in the amount of $1.3 million representing the write-off of unamortized deferred financing costs related to our previous secured credit facility during the second quarter of 2006.

NOTE 6 – STOCK-BASED COMPENSATION

Compensation Plans

We have seven plans under which options to purchase common stock and/or shares of restricted stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors may receive common stock in lieu of director fees (the following are collectively referred to as the “Plans”): (1) the 1987 Incentive Compensation Program (Employee Plan); (2) the 2000 Incentive Compensation Plan (Employee Plan); (3) the 1987 Stock Option Plan for Non-Employee Directors; (4) the 2004 Stock Plan for Directors; (5) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (6) the Executive Deferred Stock Compensation Plan; (7) the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”); (8) the Nonemployee Director Deferred Stock Compensation Plan; (9) the 2006 Incentive Plan; and (10) the 2006 Stock Plan for Directors.

New option and restricted stock grants and stock issuances may only be made under the 2000 Incentive Compensation Plan (Employee Plan), the Executive Deferred Stock Compensation Plan, the 2004 Stock Plan for Directors, the Directors Stock Purchase Plan, the Nonemployee Director Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006

Stock Plan for Directors. No additional grants are permitted under the 1987 Incentive Compensation Program (Employee Plan), the 1987 Stock Option Plan for Non-Employee Directors or the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. As of June 30, 2006, options for 1,374,642 shares had been granted to eligible participants and remained outstanding under the Plans.

We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. These options and shares of restricted stock vest over varying periods, and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of June 30, 2006, options for 38,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding.

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in our consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight-line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 caused our net income for the three and six months ended June 30, 2006 to be approximately $222,000 and $463,000, respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. The adoption had no impact on basic and diluted earnings per share as reported for the three months ended June 30, 2006 or diluted earnings per share for the six months ended June 30, 2006, but did cause basic earnings per share to be $0.01 lower for the six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to June 30, 2005 (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$27,068	$54,641
Add: Stock-based employee compensation expense included in reported net income	506	926
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(627)	(1,204)

Pro forma net income	$26,947	$54,363

Earnings per share:
Basic – as reported	$0.31	$0.63
Basic – pro forma	$0.30	$0.63
Diluted – as reported	$0.30	$0.63
Diluted – pro forma	$0.30	$0.62

We granted 77,494 shares of restricted stock and restricted stock units during the six months ended June 30, 2006. The market value of shares of restricted stock and restricted stock units on the date of the award is recognized as stock-based compensation expense over the vesting period, with charges to operations of $1,022,000 and $926,000 for the six months ended June 30, 2006 and 2005, respectively. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of approximately $713,000 as of January 1, 2006 was reclassified (i.e. netted against capital in excess of par value) in our Condensed Consolidated Balance Sheet as of June 30, 2006.

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

The following tables summarize stock option activity during the six months ended June 30, 2006 and the year ended December 31, 2005:

2006 Activity	Shares	Range of Exercise Prices		Weighted Average Exercise Price
Outstanding at beginning of period	1,341,420	$3.31 -	$27.09	$18.26
Options granted	320,033	30.83 -	32.78	30.97
Options exercised	(226,958)	11.42 -	25.44	12.61
Options canceled	(21,853)	16.54 -	30.83	23.25

Outstanding at end of period	1,412,642	$3.31 -	$32.78	$21.97

Exercisable at end of period	1,092,350	$3.31 -	$32.02	$19.95

2005 Activity	Shares	Range of Exercise Prices		Weighted Average Exercise Price
Outstanding at beginning of year	1,617,769	$3.31 -	$25.17	$14.18
Options granted	338,128	24.93 -	27.09	25.27
Options exercised	(606,444)	6.75 -	25.17	11.24
Options canceled	(8,033)	13.74 -	25.44	22.46

Outstanding at end of year	1,341,420	$3.31 -	$27.09	$18.26

Exercisable at end of year	992,778	$3.31 -	$27.09	$16.11

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

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669, was filed in June 1998 in the Circuit Court of Jefferson County, Kentucky. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On July 26, 2005, the Court granted Kindred’s motion and dismissed this action in its entirety. The plaintiff has appealed to the Kentucky Court of Appeals, and the parties have completed their briefing. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of June 30, 2006.

Kindred and certain subsidiaries of Brookdale Senior Living are also parties to certain legal actions and regulatory investigations arising in the normal course of their business. There can be no assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s or such subsidiaries’ liquidity, financial position or results of operations, which in turn could have a material adverse effect on us.

Kindred Litigation

On May 12, 2006, we sent notice to Kindred and its lenders demanding to receive all of Kindred’s appraisal reports regarding our facilities under a provision of the Kindred Master Leases that requires Kindred to provide Ventas with all “Facility specific…reports [and/or] studies” in Kindred’s possession or control. In a June 14, 2006 letter to Kindred, our counsel stated that it has advised us that an Event of Default by Kindred has occurred under the Kindred Master Leases on account of Kindred’s failure to deliver these reports within the time outlined in the Kindred Master Leases. On June 19, 2006, Kindred filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, entitled Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. v. Ventas Realty, Limited Partnership, Index No. 602137-06, seeking immediate declaratory and injunctive relief to prevent us from terminating the Kindred Master Leases based on Kindred’s refusal to deliver all appraisal reports in Kindred’s control or possession relating to the 225 facilities we lease to Kindred. The suit alleges, among other things, that the terms of the Kindred Master Leases do not entitle us to receive the appraisal reports and, therefore, Kindred’s failure to disclose those reports does not enable us to exercise our rights and remedies under the Kindred Master Leases, including termination as to one or more facilities thereunder. The parties entered into a stipulation on June 19, 2006 agreeing that Kindred would not pursue its motions for emergency injunctive relief and we would not take any further action to terminate any Kindred Master Leases in whole or in part or declare an Event of Default under any of the Kindred Master Leases for failure to deliver the appraisal reports, in each case generally while the stipulation was in effect. On July 20, 2006, the Court issued an order denying Kindred’s motions for a preliminary injunction or other injunctive relief. The Court order directed Kindred to supply to us all documents that Kindred produced to its appraisers, directed Kindred to produce other information, including its inter-company pharmacy and therapy contracts, and directed Kindred’s appraisers to create an inventory of all documents used in the appraisal reports and deliver the documents and inventories to us. The Court did not order Kindred to turn over any of the appraiser reports noting that we would receive them as part of the Reset Right process. No provision for liability resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of June 30, 2006.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively, “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. There were no material developments in this action during the six-month period ended June 30, 2006. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of June 30, 2006.

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

NOTE 9 – EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$29,258	$27,108	$58,392	$54,720
Discontinued operations	—	(40)	—	(79)

Net income	$29,258	$27,068	$58,392	$54,641

Denominator:
Denominator for basic earnings per share —weighted average shares	103,884	88,574	103,818	86,626
Effect of dilutive securities:
Stock options	482	766	510	749
Time vesting restricted stock awards	8	10	9	11

Dilutive potential common stock	490	776	519	760

Denominator for diluted earnings per share —adjusted weighted average shares	104,374	89,350	104,337	87,386

Basic earnings per share:
Income before discontinued operations	$0.28	$0.31	$0.56	$0.63
Discontinued operations	—	—	—	—

Net income	$0.28	$0.31	$0.56	$0.63

Diluted earnings per share:
Income before discontinued operations	$0.28	$0.30	$0.56	$0.63
Discontinued operations	—	—	—	—

Net income	$0.28	$0.30	$0.56	$0.63

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$29,258	$27,068	$58,392	$54,641
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	626	(3,421)	1,413	1,077
Reclassification adjustment for realized (gain) loss on interest rate swap included in net income during the period	(72)	1,405	(31)	2,694
Other	210	—	210	—

	764	(2,016)	1,592	3,771

Net comprehensive income	$30,022	$25,052	$59,984	$58,412

NOTE 11 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to each series of senior notes issued by Ventas Realty and Ventas Capital Corporation (“Ventas Capital” and together with Ventas Realty, the “Issuers”). ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the senior notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that have not provided a guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness may, under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. In addition, we and the Guarantors have guaranteed the Unsecured Credit Facility and certain of our real estate assets are subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005:

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$11,780	$55,131	$847,893	$1,041,904	$582,382	$—	$2,539,090
Cash and cash equivalents	1	—	—	1,365	566	—	1,932
Escrow deposits and restricted cash	225	—	27,326	5,972	17,704	—	51,227
Deferred financing costs, net	—	—	—	17,635	32	—	17,667
Notes receivable-related parties	1,751	—	—	750	—	—	2,501
Equity in affiliates	442,751	80,821	120,668	731,621	15	(1,375,876)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	585	19,430	18,583	9,957	—	48,555

Total assets	$456,508	$145,576	$1,015,317	$1,817,830	$610,656	$(1,384,915)	$2,660,972

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$418	$298,546	$1,258,038	$325,907	$—	$1,882,909
Intercompany	—	2,350	125,000	(132,500)	5,150	—	—
Deferred revenue	31	—	—	9,336	7	—	9,374
Accrued interest	—	299	1,400	10,964	1,798	—	14,461
Accounts payable and accrued and other liabilities	2,904	102	22,959	31,667	15,813	393	73,838
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	33,329	3,169	447,905	1,177,505	348,675	393	2,010,976
Total stockholders’ equity	423,179	142,407	567,412	640,325	261,981	(1,385,308)	649,996

Total liabilities and stockholders’ equity	$456,508	$145,576	$1,015,317	$1,817,830	$610,656	$(1,384,915)	$2,660,972

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$12,117	$56,201	$867,404	$1,016,212	$574,540	$—	$2,526,474
Cash and cash equivalents	1	1	—	1,027	612	—	1,641
Escrow deposits and restricted cash	220	26	26,693	17,636	15,092	—	59,667
Deferred financing costs, net	—	—	—	17,581	—	—	17,581
Notes receivable-related parties	1,716	—	—	1,125	—	—	2,841
Equity in affiliates	514,844	80,390	94,823	724,038	15	(1,414,110)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	508	13,113	10,024	7,269	—	30,914

Total assets	$528,898	$146,165	$1,002,033	$1,787,643	$597,528	$(1,423,149)	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$424	$305,816	$1,180,239	$316,085	$—	$1,802,564
Intercompany	—	2,696	125,000	(132,500)	4,804	—	—
Deferred revenue	44	—	—	10,496	—	—	10,540
Accrued dividend	37,272	71	—	—	—	—	37,343
Accrued interest	—	3	1,442	11,190	1,783	—	14,418
Accounts payable and accrued and other liabilities	2,346	103	22,846	37,743	13,109	393	76,540
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	70,056	3,297	455,104	1,107,168	335,781	393	1,971,799
Total stockholders’ equity	458,842	142,868	546,929	680,475	261,747	(1,423,542)	667,319

Total liabilities and stockholders’ equity	$528,898	$146,165	$1,002,033	$1,787,643	$597,528	$(1,423,149)	$2,639,118

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$607	$1,431	$19,022	$63,982	$14,053	$—	$99,095
Interest income from loans receivable	—	—	—	839	—	—	839
Equity earnings (loss) in affiliates	29,022	(30)	(2,321)	—	—	(26,671)	—
Interest and other income	19	—	9	218	126	—	372

Total revenues	29,648	1,401	16,710	65,039	14,179	(26,671)	100,306
Expenses:
Interest	—	(140)	4,865	23,324	5,674	—	33,723
Depreciation	169	534	9,585	13,120	5,703	—	29,111
Property-level operating expenses	—	—	—	105	549	—	654
General, administrative and professional fees	221	103	1,199	3,901	863	—	6,287
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	122	—	(299)	177	—	—

Total expenses	390	619	15,649	41,424	12,966	—	71,048

Net income	$29,258	$782	$1,061	$23,615	$1,213	$(26,671)	$29,258

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$586	$1,418	$5,005	$59,115	$6,216	$—	$72,340
Interest income from loans receivable	—	—	—	1,492	—	—	1,492
Equity earnings (loss) in affiliates	26,900	(141)	917	—	—	(27,676)	—
Interest and other income	18	22	—	1,067	13	—	1,120

Total revenues	27,504	1,299	5,922	61,674	6,229	(27,676)	74,952
Expenses:
Interest	—	9	1,255	18,915	2,551	—	22,730
Depreciation	173	534	3,204	11,911	2,417	—	18,239
Property-level operating expenses	—	—	—	106	535	—	641
General, administrative and professional fees	263	168	438	4,665	525	—	6,059
Intercompany interest	—	(3)	—	(150)	153	—	—

Total expenses	436	708	4,897	35,447	6,181	—	47,669

Income before net loss on real estate disposals and discontinued operations	27,068	591	1,025	26,227	48	(27,676)	27,283
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Income before discontinued operations	27,068	591	1,025	26,052	48	(27,676)	27,108
Discontinued operations	—	(40)	—	—	—	—	(40)

Net income	$27,068	$551	$1,025	$26,052	$48	$(27,676)	$27,068

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,201	$2,853	$37,973	$125,701	$27,872	$—	$195,600
Interest income from loans receivable	—	—	—	1,807	—	—	1,807
Equity earnings (loss) in affiliates	57,933	(52)	8,952	—	—	(66,833)	—
Interest and other income	39	—	13	475	186	—	713

Total revenues	59,173	2,801	46,938	127,983	28,058	(66,833)	198,120
Expenses:
Interest	—	17	9,679	45,761	11,223	—	66,680
Depreciation	337	1,069	19,180	25,667	11,328	—	57,581
Property-level operating expenses	—	—	—	220	1,056	—	1,276
General, administrative and professional fees	444	218	2,490	7,972	1,794	—	12,918
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(46)	—	(299)	345	—	—

Total expenses	781	1,258	31,349	80,594	25,746	—	139,728

Net income	$58,392	$1,543	$15,589	$47,389	$2,312	$(66,833)	$58,392

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,160	$2,837	$5,005	$115,844	$10,030	$—	$134,876
Interest income from loans receivable	—	—	—	2,144	—	—	2,144
Equity earnings (loss) in affiliates	54,218	(259)	1,742	—	—	(55,701)	—
Interest and other income	36	42	—	1,630	24	—	1,732

Total revenues	55,414	2,620	6,747	119,618	10,054	(55,701)	138,752
Expenses:
Interest	—	18	1,255	34,215	4,218	—	39,706
Depreciation	345	1,069	3,204	23,361	3,480	—	31,459
Property-level operating expenses	—	—	—	215	978	—	1,193
General, administrative and professional fees	428	342	438	9,442	849	—	11,499
Intercompany interest	—	(1)	—	(298)	299	—	—

Total expenses	773	1,428	4,897	66,935	9,824	—	83,857
Income before net loss on real estate disposals and discontinued operations	54,641	1,192	1,850	52,683	230	(55,701)	54,895
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Income before discontinued operations	54,641	1,192	1,850	52,508	230	(55,701)	54,720
Discontinued operations	—	(79)	—	—	—	—	(79)

Net income	$54,641	$1,113	$1,850	$52,508	$230	$(55,701)	$54,641

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$1,336	$2,492	$18,796	$70,193	$12,426	$—	$105,243

Net cash used in investing activities	(35)	—	—	(55,077)	(287)	—	(55,399)

Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	—	—	167,000	—	—	167,000
Net change in borrowings under secured revolving credit facility	—	—	—	(89,200)	—	—	(89,200)
Proceeds from debt	—	—	—	—	2,074	—	2,074
Repayment of debt	—	(6)	(7,270)	—	(3,101)	—	(10,377)
Payment of deferred financing costs	—	—	—	(2,901)	—	—	(2,901)
Issuance of common stock	428	—	—	—	—	—	428
Proceeds from stock option exercises	2,880	—	—	—	—	—	2,880
Cash distributions from (to) affiliates	114,606	(2,245)	(11,526)	(89,677)	(11,158)	—	—
Cash distributions to stockholders	(119,215)	(242)	—	—	—	—	(119,457)

Net cash used in financing activities	(1,301)	(2,493)	(18,796)	(14,778)	(12,185)	—	(49,553)

Net increase (decrease) in cash and cash equivalents	—	(1)	—	338	(46)	—	291
Cash and cash equivalents at beginning of period	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of period	$1	$—	$—	$1,365	$566	$—	$1,932

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$683	$2,472	$(648)	$96,269	$1,406	$—	$100,182

Net cash used in investing activities	(12,823)	—	—	(512,021)	—	—	(524,844)

Cash flows from financing activities:
Net change in borrowings under secured revolving credit facility	—	—	—	117,400	—	—	117,400
Proceeds from debt	—	—	—	400,000	—	—	400,000
Repayment of debt	—	(6)	—	(6,070)	(768)	—	(6,844)
Payment of deferred financing costs	—	—	—	(6,599)	—	—	(6,599)
Issuance of intercompany note	—	—	125,000	(125,000)	—	—	—
Issuance of common stock	4,694	—	—	—	—	—	4,694
Proceeds from stock option exercises	2,036	—	—	—	—	—	2,036
Cash distributions from (to) affiliates	93,951	(2,503)	(124,355)	34,105	(1,198)	—	—
Cash distributions to stockholders	(88,588)	—	—	—	—	—	(88,588)

Net cash provided by (used in) financing activities	12,093	(2,509)	645	413,836	(1,966)	—	422,099

Net decrease in cash and cash equivalents	(47)	(37)	(3)	(1,916)	(560)	—	(2,563)
Cash and cash equivalents at beginning of period	48	37	3	1,979	1,298	—	3,365

Cash and cash equivalents at end of period	$1	$—	$—	$63	$738	$—	$802

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

NOTE 12 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and the Wholly Owned Subsidiary Guarantors, of the obligation to pay principal and interest with respect to each series of senior notes. See “Note 11—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and, therefore, our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our and ETOP’s debt service obligations, including our respective guarantees of payment of principal and interest on the senior notes. In addition, ETOP and the ETOP Subsidiary Guarantors have guaranteed the Unsecured Credit Facility and certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$55,131	$87,562	$—	$142,693
Cash and cash equivalents	—	458	—	458
Escrow deposits and restricted cash	—	5,982	—	5,982
Equity in affiliates	80,821	15	(80,836)	—
Investment in affiliates	9,039	—	—	9,039
Other	585	1,374	—	1,959

Total assets	$145,576	$95,391	$(80,836)	$160,131

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$418	$66,090	$—	$66,508
Intercompany	(5,150)	5,150	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	299	419	—	718
Accounts payable and accrued and other liabilities	102	2,929	—	3,031

Total liabilities	3,169	74,588	—	$77,757
Total partners’ equity	142,407	20,803	(80,836)	82,374

Total liabilities and partners’ equity	$145,576	$95,391	$(80,836)	$160,131

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$56,201	$88,992	$—	$145,193
Cash and cash equivalents	1	438	—	439
Escrow deposits and restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other	508	1,366	—	1,874

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	71	—	—	71
Accrued interest	3	431	—	434
Accounts payable and accrued and other liabilities	103	3,017	—	3,120

Total liabilities	3,297	75,028	—	$78,325
Total partners’ equity	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ equity	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,431	$2,688	$—	$4,119
Equity loss in affiliates	(30)	—	30	—
Interest and other income	—	26	—	26

Total revenues	1,401	2,714	30	4,145
Expenses:
Interest	(140)	1,265	—	1,125
Depreciation	534	798	—	1,332
Property-level operating expenses	—	357	—	357
General, administrative and professional fees	103	148	—	251
Intercompany interest	122	176	—	298

Total expenses	619	2,744	—	3,363

Net income (loss)	$782	$(30)	$30	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,418	$2,660	$—	$4,078
Equity loss in affiliates	(141)	—	141	—
Interest and other income	22	10	—	32

Total revenues	1,299	2,670	141	4,110
Expenses:
Interest	9	1,290	—	1,299
Depreciation	534	793	—	1,327
Property-level operating expenses	—	366	—	366
General, administrative and professional fees	168	209	—	377
Intercompany interest	(3)	153	—	150

Total expenses	708	2,811	—	3,519

Income (loss) before discontinued operations	591	(141)	141	591
Discontinued operations	(40)	—	—	(40)

Net income (loss)	$551	$(141)	$141	$551

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$2,853	$5,377	$—	$8,230
Equity loss in affiliates	(52)	—	52	—
Interest and other income	—	58	—	58

Total revenues	2,801	5,435	52	8,288
Expenses:
Interest	17	2,530	—	2,547
Depreciation	1,069	1,593	—	2,662
Property-level operating expenses	—	688	—	688
General, administrative and professional fees	218	332	—	550
Intercompany interest	(46)	344	—	298

Total expenses	1,258	5,487	—	6,745

Net income (loss)	$1,543	$(52)	$52	$1,543

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$2,837	$5,318	$—	$8,155
Equity loss in affiliates	(259)	—	259	—
Interest and other income	42	20	—	62

Total revenues	2,620	5,338	259	8,217
Expenses:
Interest	18	2,579	—	2,597
Depreciation	1,069	1,584	—	2,653
Property-level operating expenses	—	697	—	697
General, administrative and professional fees	342	438	—	780
Intercompany interest	(1)	299	—	298

Total expenses	1,428	5,597	—	7,025

Income (loss) before discontinued operations	1,192	(259)	259	1,192
Discontinued operations	(79)	—	—	(79)

Net income (loss)	$1,113	$(259)	$259	$1,113

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,492	$1,479	$—	$3,971

Net cash used in investing activities	—	(163)	—	(163)

Cash flows from financing activities:
Repayment of debt	(6)	(686)	—	(692)
Cash distributions to partners	(2,487)	(610)	—	(3,097)

Net cash used in financing activities	(2,493)	(1,296)	—	(3,789)

Net increase (decrease) in cash and cash equivalents	(1)	20	—	19
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$458	$—	$458

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,472	$334	$—	$2,806

Net cash used in investing activities	—	(4)	—	(4)

Cash flows from financing activities:
Repayment of debt	(6)	(638)	—	(644)
Cash distributions to partners	(2,503)	(406)	—	(2,909)

Net cash used in financing activities	(2,509)	(1,044)	—	(3,553)

Net decrease in cash and cash equivalents	(37)	(714)	—	(751)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$459	$—	$459

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

Background Information

We are a healthcare REIT with a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of June 30, 2006, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 147 seniors housing and other healthcare-related facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seven healthcare-related and seniors housing facilities as of June 30, 2006.

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

As of June 30, 2006, approximately 44.7% and 32.8% of our properties, based on their original cost, were operated by Brookdale Senior Living and Kindred, respectively. Approximately 30.9% and 51.4% of our total revenues for the six months ended June 30, 2006 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively.

Recent Developments Regarding Acquisitions

During the three months ended June 30, 2006, we acquired three seniors housing facilities for an aggregate purchase price of $26.0 million, with assumed debt of $10.8 million, in two separate transactions. The purchase price was allocated between land and buildings of $2.2 million and $23.8 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years. The facilities are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $2.1 million, subject to escalation as provided in the leases.

During the first quarter of 2006, we acquired five seniors housing facilities for an aggregate purchase price of $48.3 million, with no assumed debt, in three separate transactions. The purchase price was allocated between land and buildings of $2.8 million and $45.5 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years. The facilities are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $4.0 million, subject to escalation as provided in the leases.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 12, 2006, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule updating the long-term acute care hospitals prospective payment system (LTAC PPS) payment rates for the 2007 rate year (July 1, 2006 through June 30, 2007). Pursuant to the rule, long-term acute care hospitals will receive no market basket inflation increase in Medicare payments starting July 1, 2006. The rule also adds new restrictions on payments for short stay outlier cases, makes adjustments to the labor portion of the federal rate and increases the outlier fixed-loss threshold. CMS estimates that the combined effective decrease in rate year 2007 Medicare revenues for long-term acute care hospitals would be a nominal 3.7% on the total historical patient mix and volume, though it has stated: “we believe that the actual decrease in LTCHs’ payments for [reimbursement year] 2007 will be less than estimated 3.7 percent.”

On May 8, 2006, Kindred announced that, based upon its historical Medicare patient volumes, it expects that the rule will “reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis.” Because we own only 39 of Kindred’s 80 long-term acute care hospitals, however, our portfolio will bear only a portion of the reduction in Kindred’s corporate EBITDARM as a result of the CMS rule. Furthermore, based on CMS’s statement and our analysis of the final rule, as well as Kindred’s historical behavior, we anticipate that Kindred will make certain operational changes to mitigate the impact of the reimbursement reductions, and, therefore, we do not expect Kindred to experience the full 3.7% nominal rate decrease at its facilities. We cannot assure you however, as to what impact the final CMS rule will have on Kindred’s liquidity or profitability.

On April 12, 2006, CMS placed on public display a proposed rule to revise the hospital inpatient prospective payment system and to implement the Deficit Reduction Act of 2005 (“DRA”). The rule also proposes changes to the methodology used to reimburse long-term acute care hospitals. Comments on this proposed rule were accepted through June 12, 2006. A final rule implementing the DRA has yet to be issued.

Medicare Reimbursement; Skilled Nursing Facilities

Under the April 12, 2006 proposed rule described above, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) would be reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from fiscal year 2006 to 2010.

The proposed rule also includes various options for classifying and weighing patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

In addition, under the proposed rule, the $1,740 annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap of $1,740 on occupational therapy would be lifted for those patients who can demonstrate medical necessity. Unless Congress takes prior action, the caps will go back into effect on January 1, 2007.

On August 4, 2005, CMS published a final rule under the prospective payment system for skilled nursing facilities. Pursuant to the rule, CMS, among other things, adopted a refinement to the resource utilization groups (“RUGs”) used to determine payment for beneficiaries in skilled nursing facilities which increases the number of RUGs from 44 to 53. CMS also increased the case mix index adjustment for all RUGs categories and implemented a market basket increase of 3%. The market basket increase became effective on October 1, 2005, and the RUGs refinements became effective January 1, 2006. CMS projects the overall effect of these changes in 2006 to be a 0.1% increase in aggregate Medicare payments, but within this aggregate CMS expects some facilities to have modest decreases and some to have modest increases.

In the past, CMS has updated skilled nursing facility payment rates under Medicare part A through annual rulemaking. For fiscal year 2007, however, CMS has indicated that, instead of a rule, it intends to issue before August 1, 2006 a program announcement setting the rates for payments under Medicare part A.

Medicaid Reimbursement; Skilled Nursing Facilities

Finally, the April 12, 2006 proposed rule described above mitigates both state and federal Medicaid expenditures by establishing additional Medicaid eligibility restrictions. Collectively, these Medicaid eligibility restrictions are anticipated to reduce Medicaid payments to skilled nursing facility operators in the future. Further, President Bush’s Budget for fiscal year 2007 proposes limiting to 3% the taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid. The ceiling is currently set at 6%. There is strong opposition from state governors, and it is uncertain whether the proposal will go into effect. If it does, it could have an adverse effect in certain states, although we cannot predict at this time how any such reduction would affect our skilled nursing facility operators.

At this time, we also cannot predict whether significant Medicaid rate freezes, cuts or other program changes will be adopted, and if so, by how may states or the impact of such actions on our skilled nursing facility operators. However, severe and widespread rate cuts or freezes could have a material adverse effect on those operators, and in turn could have an adverse effect on us.

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

As required, we adopted the provisions of this accounting standard on January 1, 2006. We applied the modified-prospective transition method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. See “Note 6— Stock-Based Compensation” regarding the effect the adoption of SFAS No. 123(R) had on our condensed consolidated financial statements.

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

Loans and Other Amounts Receivable from Third Parties

We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility level financial and operations reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the applicable borrower or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of the factors previously mentioned.

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

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2006 and 2005

The following illustrates our results of operations for the three months ended June 30, 2006 and 2005 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended June 30,		Change
	2006	2005	$	%
Revenues:
Rental income	$99,095	$72,340	$26,755	37.0%
Interest income from loans receivable	839	1,492	(653)	(43.8)
Interest and other income	372	1,120	(748)	(66.8)

Total revenues	100,306	74,952	25,354	33.8
Expenses:
Interest	33,723	22,730	10,993	48.4
Depreciation	29,111	18,239	10,872	59.6
Property-level operating expenses	654	641	13	2.0
General, administrative and professional fees (including non-cash stock-based compensation expense of $727 and $506, respectively)(1)	6,287	6,059	228	3.8
Loss on extinguishment of debt	1,273	—	1,273	nm

Total expenses	71,048	47,669	23,379	49.0

Income before net loss on real estate disposals and discontinued operations	29,258	27,283	1,975	7.2
Net loss on real estate disposals	—	(175)	175	nm

Income before discontinued operations	29,258	27,108	2,150	7.9
Discontinued operations	—	(40)	40	nm

Net income	$29,258	$27,068	$2,190	8.1%

nm - Not meaningful

(1)	Expense includes approximately $222 in 2006 ($0 in 2005) related to the expensing of stock options as required upon the adoption of SFAS No. 123(R) on January 1, 2006.

Revenues

The increase in our second quarter 2006 rental income over the same period in 2005 primarily reflects (i) $19.5 million of additional rent related to properties acquired in the Provident acquisition, (ii) $1.7 million of additional rent resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2006, and (iii) additional rent relating to the properties acquired during the period from July 1, 2005 through June 30, 2006. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The decrease in interest income from loans receivable is due to the repayment of a mezzanine loan in March 2006, which had an interest rate of 17%, offset by loans made or acquired by us during the period from July 1, 2005 through December 31, 2005. No additional loans have been issued in 2006.

The decrease in interest and other income relates primarily to the collection in 2005 of a note receivable previously written-off as it was deemed uncollectible.

Expenses

Total interest expense increased $11.0 million in the second quarter of 2006 over 2005, primarily due to $12.5 million of additional interest from higher loan balances as a result of 2005 acquisition activity, partially offset by a $1.5 million reduction in interest from lower effective interest rates. Interest expense includes $0.8 million and $0.9 million of amortized deferred financing costs for the three months ended June 30, 2006 and 2005, respectively. Our effective interest rate decreased to 7.3% for the three months ended June 30, 2006 from 7.7% for the same period in 2005.

Depreciation expense increased primarily due to additional depreciation relating to the properties acquired during the period from July 1, 2005 through June 30, 2006. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

In April 2006, we replaced our previous $300 million secured revolving credit facility with a $500 million unsecured revolving credit facility. In conjunction with the replacement, we recognized a loss on extinguishment of debt of $1.3 million representing the write-off of unamortized deferred financing costs. See “Note 5—Senior Notes Payable and Other Debt” of the Notes to Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2006 and 2005

The table below shows our results of operations for the six months ended June 30, 2006 and 2005 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Six Months Ended June 30,		Change
	2006	2005	$	%
Revenues:
Rental income	$195,600	$134,876	$60,724	45.0%
Interest income from loans receivable	1,807	2,144	(337)	(15.7)
Interest and other income	713	1,732	(1,019)	(58.8)

Total revenues	198,120	138,752	59,368	42.8
Expenses:
Interest	66,680	39,706	26,974	67.9
Depreciation	57,581	31,459	26,122	83.0
Property-level operating expenses	1,276	1,193	83	7.0
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,485 and $926, respectively)(1)	12,918	11,499	1,419	12.3
Loss on extinguishment of debt	1,273	—	1,273	nm

Total expenses	139,728	83,857	55,871	66.6

Income before net loss on real estate disposals and discontinued operations	58,392	54,895	3,497	6.4
Net loss on real estate disposals	—	(175)	175	nm

Income before discontinued operations	58,392	54,720	3,672	6.7
Discontinued operations	—	(79)	79	nm

Net income	$58,392	$54,641	$3,751	6.9%

nm - Not meaningful

(1)	Expense includes approximately $463 in 2006 ($0 in 2005) related to the expensing of stock options as required upon the adoption of SFAS No. 123(R) on January 1, 2006.

Revenues

The increase in our rental income for the first six months of 2006 primarily reflects (i) $45.9 million of additional rent related to properties acquired in the Provident acquisition, (ii) $3.4 million increase resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2006 and 2005, and (iii) $11.2 million in additional rent relating to properties acquired during the period from July 1, 2005 through June 30, 2006. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The decrease in interest income from loans receivable is due to the repayment of a mezzanine loan in March 2006, which had an interest rate of 17%, offset by loans made or acquired by us during the year ended December 31, 2005. No additional loans have been issued in 2006.

The decrease in interest and other income relates primarily to the collection in 2005 of a note receivable previously written-off as it was deemed uncollectible.

Expenses

The increase in interest expense was primarily attributable to $31.4 million of additional interest from increased debt to fund acquisitions, partially offset by a $4.4 million reduction in interest from lower effective interest rates. Our effective interest rate decreased to 7.4% for the six months ended June 30, 2006 from 7.9% for the six months ended June 30, 2005.

Depreciation expense increased primarily due to additional depreciation relating to properties acquired during the period from July 1, 2005 through June 30, 2006. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

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

In April 2006, we replaced our previous $300 million secured revolving credit facility with a $500 million unsecured revolving credit facility. In conjunction with the replacement, we recognized a loss on extinguishment of debt of $1.3 million representing the write-off of unamortized deferred financing costs. See “Note 5—Senior Notes Payable and Other Debt” of the Notes to Condensed Consolidated Financial Statements.

Funds from Operations

Our funds from operations (“FFO”) for the three and six months ended June 30, 2006 and 2005 are summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$29,258	$27,068	$58,392	$54,641

Adjustments:
Depreciation on real estate assets	28,969	18,144	57,298	31,273
Net loss on real estate disposals	—	175	—	175
Other items:
Discontinued operations
Real estate depreciation — discontinued	—	46	—	92

Funds from operations	$58,227	$45,433	$115,690	$86,181

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider FFO an appropriate measure of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Liquidity and Capital Resources

During the six months ended June 30, 2006, our principal sources of liquidity were cash flows from operations and borrowings under our unsecured and previous secured revolving credit facilities. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller and issuance of secured or unsecured long-term debt or other securities, including equity.

We intend to continue to fund future investments through cash flows from operations, borrowings under our unsecured revolving credit facility, assumption of indebtedness, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of June 30, 2006, we had cash and cash equivalents of $1.9 million, escrow deposits and restricted cash of $51.2 million and unused credit availability of $332.8 million under our unsecured revolving credit facility.

In April 2006, we filed an automatic shelf registration statement on Form S-3 with the Commission relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous universal shelf registration statement, under which approximately $500 million of securities remained available for offering.

Also in April 2006, we entered into a new $500 million unsecured revolving credit facility which replaced our previous $300 million secured revolving credit facility. We believe our new shelf registration statement and new unsecured revolving credit facility will provide us with greater flexibility with raising capital.

Cash Flows from Operating Activities

Net cash provided by operating activities was $105.2 million and $100.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase primarily resulted from FFO that was higher for the six months ended June 30, 2006 as a result of our real estate acquisitions, partially offset by changes in operating assets and liabilities at June 30, 2006.

Cash Flows from Investing Activities

Net cash used in investing activities was $55.4 million and $524.8 million for the six months ended June 30, 2006 and 2005, respectively. These activities consisted primarily of our investments in real estate and mortgage loans, offset by the return of funds held for an Internal Revenue Code Section 1031 exchange during the second quarter of 2006 related to the sale of one of our facilities in the fourth quarter of 2005.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $49.6 million for the six months ended June 30, 2006. These activities primarily included $119.5 million of cash dividend payments to stockholders and aggregate principal payments on mortgage obligations of $10.4 million, offset by proceeds of (i) $77.8 million from net borrowings under our unsecured and previous secured revolving credit facility, (ii) $2.1 million from an addition to an existing mortgage and (iii) $3.3 million from the issuance of common stock upon the exercise of stock options and other issuances.

Net cash provided by financing activities for the six months ended June 30, 2005 totaled $422.1 million and consisted primarily of proceeds from new debt issuances of $400.0 million and net borrowings under our previous secured revolving credit facility of $117.4 million, partially offset by $88.6 million of cash dividend payments to stockholders.

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

Reset Right

We have a one-time right under each Kindred Master Lease (the “Reset Right”) to increase the aggregate annual rent on the 225 facilities we lease to Kindred to “Fair Market Rental” levels, using a predetermined process described in the Kindred Master Leases. The Reset Right applies to the Kindred Master Leases on a lease-by-lease basis, and if we elect to exercise the Reset Right for any Kindred Master Lease, we will pay to Kindred a pro rata portion of the $4.6 million fee applicable to all of the Kindred Master Leases at the time of exercise.

On May 9, 2006, we initiated the Reset Right process by delivering four notices (the “Reset Notices”) to Kindred with our proposal that aggregate base rents under the Kindred Master Leases increase by $111 million to $317 million per year, effective July 19, 2006. The current annual cash base rent under the Kindred Master Leases for the year commencing May 1, 2006 is $205.9 million. The Reset Notices also propose that the annual rent escalations under the Kindred Master Leases be reset to 3% per year, rather than the current 3.5% per year, effective May 1, 2007. Kindred has stated publicly that it has a significant disagreement with us regarding this matter.

Because we and Kindred did not reach agreement on Fair Market Rental for our facilities within the time period specified in the Kindred Master Leases, on July 6, 2006, each company selected its designated appraiser. Under the Kindred Master Leases, those two appraisers then had ten days to agree on the selection of a qualified third appraiser (the “Third Appraiser”) to make the Fair Market Rental determination. Because such an agreement was not reached within the stipulated time period, we and Kindred each petitioned the American Arbitration Association (“AAA”) on July 17, 2006 to select the Third Appraiser. The AAA has until August 6, 2006 to make its selection. In the meantime, we and Kindred and our respective appraisers continue to engage in discussions regarding a mutually agreed selection of the Third Appraiser, and if we are able to so agree the AAA process would become unnecessary.

The determination of Fair Market Rental under the Reset Right is highly speculative and is dependent on, and may be influenced by, a variety of factors, including without limitation market conditions, reimbursement rates and cash flow to rent coverages applicable to healthcare facilities. If Fair Market Rental is determined by the appraisal process in the Kindred Master Leases, it is subject to the inherent risks, uncertainties, subjectivity and judgment contained in any appraisal process. Furthermore, a Third Appraiser’s determination regarding Fair Market Rental or escalations for our 225 healthcare facilities that are covered by the Kindred Master Leases could materially differ from our estimates, analyses or proposals. In no event will the base rent under the Kindred Master Leases decrease as a result of the Reset Right, although we cannot assure you (and are expressing no views) as to the final determination of Fair Market Rental or the value of the Reset Right.

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

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our mortgage loans. Our obligations under our unsecured revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten facilities, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of the payoff of our commercial mortgage backed securities loan, we further reduced the notional amount of the Swap to $100.0 million for the remaining term of the Swap. There are no collateral requirements under the Swap. As of June 30, 2006, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006		As of December 31, 2005
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(in thousands)
Notional amount	$100,000	N/A	$100,000	N/A
Book value	N/A	$1,602,351	N/A	$1,594,322
Fair value	152	1,696,722	(1,580)	1,765,805
Fair value reflecting change in interest rates:
-100 BPS	(1,627)	1,781,324	(3,847)	1,860,688
+100 BPS	1,887	1,618,128	(634)	1,677,903

N/A - Not applicable

We paid $0.3 million under the Swap during the six months ended June 30, 2006. Assuming that interest rates do not change, we estimate that we will pay approximately $0.4 million on the Swap during the year ending December 31, 2006.

We had approximately $280.6 million of variable rate debt outstanding as of June 30, 2006 and approximately $208.2 million of variable rate debt outstanding as of December 31, 2005. The increase in our outstanding variable rate debt from December 31, 2005 is primarily attributable to net borrowings under our unsecured revolving credit facility. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $104.3 million as of June 30, 2006, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. As of June 30, 2006, there was minimal cash flow impact from the fluctuation of interest rates on variable rate debt since we effectively hedged nearly all of our variable rate debt. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

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

Based upon their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the second quarter of 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in “Note 7–Litigation” of the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there has been no material change in the status of the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 19, 2006.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the Board of Directors as listed in our proxy statement or to any other proposals contained in the proxy statement. All such nominees were elected and all such other proposals were approved by our stockholders.

At the Annual Meeting, stockholders voted on the election of seven directors for the ensuing year. The number of votes cast for and withheld from each nominee for director is set forth below:

Nominee	For	Withheld
Debra A. Cafaro	94,044,816	1,909,220
Douglas Crocker II	94,992,460	961,576
Ronald G. Geary	94,602,113	1,351,923
Jay M. Gellert	95,841,265	112,771
Christopher T. Hannon	95,842,794	111,242
Sheli Z. Rosenberg	94,428,888	1,525,148
Thomas C. Theobald	94,604,785	1,349,251

At the Annual Meeting, stockholders voted on a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal year 2006. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
94,005,943	1,904,510	43,582

At the Annual Meeting, stockholders voted on a proposal to approve the adoption of the Ventas, Inc. 2006 Incentive Plan. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
75,663,444	9,261,392	11,029,200

At the Annual Meeting, stockholders voted on a proposal to approve the adoption of the Ventas, Inc. 2006 Stock Plan for Directors. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
74,944,804	9,945,273	11,063,959

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1

Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, Bank of America, N.A., as Administrative Agent, Issuing Bank and

Swingline Lender and the lenders identified therein.

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2006.

10.2

Master Lease Combination Amendment and Agreement dated as of May 10, 2006 by and among Kindred Healthcare, Inc. (f/k/a Vencor, Inc.), Kindred Healthcare Operating, Inc. (f/k/a Vencor Operating, Inc.) and Ventas Realty, Limited

Partnership.

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2006.

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

Date: July 28, 2006

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and
Chief Financial Officer

Exhibits

Exhibit Number	Description of Document	Location of Document

10.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2006.

10.2	Master Lease Combination Amendment and Agreement dated as of May 10, 2006 by and among Kindred Healthcare, Inc. (f/k/a Vencor, Inc.), Kindred Healthcare Operating, Inc. (f/k/a Vencor Operating, Inc.) and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2006.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.