Form 10-Q
period 2006-09-30
VENTAS INC
filed 2006-10-27
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10350 Ormsby Park Place, Suite 300

Louisville, Kentucky

(Address of Principal Executive Offices)

40223

(Zip Code)

(502) 357-9000

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 20, 2006:
Common Stock, $0.25 par value	104,132,600 shares

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$300,384	$295,363
Building and improvements	2,801,301	2,732,533

	3,101,685	3,027,896
Accumulated depreciation	(627,800)	(541,346)

Net real estate property	2,473,885	2,486,550
Loans receivable, net	192,578	39,924

Net real estate investments	2,666,463	2,526,474
Cash and cash equivalents	1,935	1,641
Escrow deposits and restricted cash	52,818	59,667
Deferred financing costs, net	18,100	17,581
Notes receivable - related parties	2,518	2,841
Other	66,581	30,914

Total assets	$2,808,415	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$2,007,128	$1,802,564
Deferred revenue	8,780	10,540
Accrued dividend	—	37,343
Accrued interest	35,460	14,418
Accounts payable and accrued and other liabilities	82,978	76,540
Deferred income taxes	30,394	30,394

Total liabilities	2,164,740	1,971,799
Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 180,000 shares authorized; 104,101 and 103,523 shares issued at September 30, 2006 and December 31, 2005, respectively	26,036	25,927
Capital in excess of par value	699,094	692,650
Unearned compensation on restricted stock	—	(713)
Accumulated other comprehensive income (loss)	1,569	(143)
Retained earnings (deficit)	(83,024)	(50,402)

Total stockholders’ equity	643,675	667,319

Total liabilities and stockholders’ equity	$2,808,415	$2,639,118

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$106,816	$93,569	$302,416	$228,445
Interest income from loans receivable	2,566	1,573	4,373	3,717
Interest and other income	285	791	998	2,523

Total revenues	109,667	95,933	307,787	234,685

Expenses:
Interest	34,917	32,263	101,597	71,969
Depreciation and amortization	29,651	27,694	87,232	59,153
Property-level operating expenses	727	677	2,003	1,870
General, administrative and professional fees (including non-cash stock-based compensation expense of $751 and $471 for the three months ended 2006 and 2005, respectively, and $2,236 and $1,397 for the nine months ended 2006 and 2005, respectively)	6,539	6,580	19,457	18,079
Rent reset costs	7,361	—	7,361	—
Reversal of contingent liability	(1,769)	—	(1,769)	—
Loss on extinguishment of debt	—	—	1,273	—

Total expenses	77,426	67,214	217,154	151,071

Income before net loss on real estate disposals and discontinued operations	32,241	28,719	90,633	83,614
Net loss on real estate disposals	—	—	—	(175)

Income before discontinued operations	32,241	28,719	90,633	83,439
Discontinued operations	—	2	—	(77)

Net income	$32,241	$28,721	$90,633	$83,362

Earnings per common share:
Basic:
Income before discontinued operations	$0.31	$0.28	$0.87	$0.91
Net income	$0.31	$0.28	$0.87	$0.90
Diluted:
Income before discontinued operations	$0.31	$0.28	$0.87	$0.90
Net income	$0.31	$0.28	$0.87	$0.90

Shares used in computing earnings per common share:
Basic	104,021	103,081	103,886	92,172
Diluted	104,568	103,880	104,415	92,944

Dividends declared per common share	$0.395	$0.360	$1.185	$1.080

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$90,633	$83,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations) and amortization	87,232	59,291
Amortization of deferred financing costs	2,320	2,893
Stock-based compensation	2,236	1,397
Straight-lining of rental income	(14,735)	(8,392)
Amortization of deferred revenue	(1,809)	(2,463)
Reversal of contingent liability	(1,769)	—
Loss on extinguishment of debt	1,273	—
Other	764	(2,025)
Changes in operating assets and liabilities:
(Increase) decrease in escrow deposits and restricted cash	(2,568)	3,126
Increase in other assets	(16,390)	(4,066)
Increase in accrued interest	21,042	21,689
Increase in accounts payable and accrued and other liabilities	10,017	16,750

Net cash provided by operating activities	178,246	171,562

Cash flows from investing activities:
Net investment in real estate property	(64,312)	(579,961)
Investment in loans receivable	(156,849)	(47,333)
Proceeds from loans receivable	4,244	7,190
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	9,902	—
Other	(5,455)	1,839

Net cash used in investing activities	(212,470)	(618,265)

Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	72,300	—
Net change in borrowings under secured revolving credit facility	(89,200)	56,900
Proceeds from debt	223,605	400,000
Repayment of debt	(12,997)	(19,165)
Payment of deferred financing costs	(3,754)	(6,600)
Issuance of common stock	696	101,838
Proceeds from stock option exercises	4,466	4,717
Cash distributions to stockholders	(160,598)	(88,588)

Net cash provided by financing activities	34,518	449,102

Net increase in cash and cash equivalents	294	2,399
Cash and cash equivalents at beginning of period	1,641	3,365

Cash and cash equivalents at end of period	$1,935	$5,764

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$9,477	$920,973
Escrow deposits and restricted cash	485	33,813
Other assets acquired	350	1,560
Debt assumed	10,848	530,406
Other liabilities	(536)	33,114
Issuance of common stock	—	392,826

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of September 30, 2006, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 147 seniors housing and other healthcare-related facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to healthcare-related and seniors housing third parties as of September 30, 2006.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and PSLT OP, L.P. (“PSLT OP”), and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from our audited consolidated financial statements for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R). We adopted SFAS No. 123(R) on January 1, 2006. See “Note 8—Stock-Based Compensation.”

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of September 30, 2006, approximately 44.7% and 32.8% of our properties, based on their original cost, were operated by Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 60.5% and 26.9% of our properties, based on their original cost, were seniors housing facilities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other healthcare-related facilities. Our facilities are located in 42 states, with facilities in only two states accounting for more than 10% of total revenues during the nine months ended September 30, 2006.

Approximately 52.2% and 63.4% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a triple-net lease pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

In June 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 6—Acquisitions”), which leased all of its properties to affiliates of Brookdale Senior Living. As a result of this acquisition, Brookdale Senior Living became a significant source of our total revenues. Approximately 29.9% of our total revenues for the nine months ended September 30, 2006 was derived from our lease agreements with Brookdale Senior Living, including facilities we acquired in early 2004 from Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”), which is now a subsidiary of Brookdale Senior Living.

Because we lease a substantial portion of our properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us and their willingness to renew those leases upon expiration of the initial base term thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required to maintain our status as a REIT. We also cannot assure you that Kindred and/or Brookdale will elect to renew their respective leases with us upon expiration of the initial base terms thereof.

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

NOTE 4 – RENT RESET COSTS

On May 9, 2006, we initiated our one-time right under each of the four Kindred Master Leases to increase the aggregate annual rent on the facilities we lease to Kindred to “Fair Market Rental” levels effective July 19, 2006, using a predetermined process described in the Kindred Master Leases.

On October 6, 2006, the final appraisers designated by us and Kindred determined that the aggregate Fair Market Rental for our facilities is $239 million, representing an annualized increase of $33.1 million over the existing annual base rent level under the Kindred Master Leases.

On October 12, 2006, we exercised our election to increase aggregate base rental under all four Kindred Master Leases by $33.1 million per year, as determined by the final appraisers, and paid to Kindred a $4.6 million reset fee, as required by the Kindred Master Leases. Under the terms of the Kindred Master Leases, the new, increased base rental is effective as of July 19, 2006, and the revised annual rent escalators will apply commencing May 1, 2007.

During the third quarter of 2006, we recognized $6.7 million in rental income for the additional rent resulting from the rent reset under the Kindred Master Leases for the period from July 19, 2006 through September 30, 2006. This amount was paid by Kindred on October 13, 2006.

In connection with the rent reset process, we incurred approximately $7.4 million of one-time costs which we expensed during the third quarter of 2006. These costs included fees of the final appraisers and third party experts, consulting fees and legal fees and expenses. This expense is reflected as rent reset costs on our Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2006. Approximately $3.1 million of these costs were unpaid as of September 30, 2006 and are reflected as an accrued liability within accounts payable and accrued and other liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2006.

The $4.6 million reset fee was accrued and deferred as of September 30, 2006 and will be amortized on a pro-rata facility-by-facility basis through the end of the facility’s lease term. Amortization for the period from July 19, 2006 through September 30, 2006 was approximately $0.3 million.

NOTE 5 – LOANS RECEIVABLE

In August 2006, we extended a bridge loan (the “Senior Care Bridge Loan”) in the aggregate principal amount of $156.8 million to affiliates of SCRE Investments, Inc. (“SCRE”), the proceeds of which were used by SCRE to acquire certain of the seniors housing facilities that we expect to purchase in connection with our pending acquisition of the Senior Care assets (see “Note 6—Acquisitions”). The Senior Care Bridge Loan bears interest at a rate of LIBOR plus 500 basis points and matures in August 2007 with a six-month extension option. The Senior Care Bridge Loan requires monthly payments of interest only, with payment of the principal amount at maturity unless maturity is extended, in which case the principal amount will be due on the extended maturity date. The Senior Care Bridge Loan is guaranteed by an affiliate of SCRE. For the three- and nine-month periods ended September 30, 2006, we recognized $1.7 million of interest income from this loan, which we expect to be repaid in connection with the Senior Care acquisition.

NOTE 6 – ACQUISITIONS

The primary reason for our acquisition activity is to invest in healthcare-related and seniors housing properties with an expected yield on investment, as well as to diversify our portfolio and revenue base and limit our dependence on any single tenant, geography or asset type for rental revenue.

2006 Acquisitions

During the nine months ended September 30, 2006, we acquired eight seniors housing facilities for an aggregate purchase price of $74.3 million, with assumed debt of $10.8 million, in five separate transactions. The purchase price was allocated between land and buildings of $5.0 million and $69.3 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years. The facilities are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $6.1 million, subject to escalation as provided in the leases.

Pending Acquisition - Senior Care

In September 2006, we entered into a definitive agreement (the “Purchase Agreement”) with SCRE, IPC Equity Holdings Limited and VSCRE Holdings, LLC to acquire a diverse portfolio of 67 healthcare and seniors housing properties in a transaction valued at approximately $649.0 million. The facilities are located in sixteen states, and the portfolio consists of four separate asset groups and contains 5,855 beds/units. Upon execution of the Purchase Agreement, we delivered a letter of credit in the amount of $30.0 million issued under our unsecured revolving credit facility to SCRE, representing an earnest money deposit under the Purchase Agreement. We expect that the letter of credit will be canceled at the closing of this transaction. At closing, we will lease the properties to subsidiaries of Senior Care, Inc. (“Senior Care”), an affiliate of SCRE, on a fifteen-year triple-net basis with two five-year extensions. The transaction is expected to initially provide aggregate, annual cash base rent of approximately $50 million. We expect the closing of the transaction to occur in the fourth quarter of 2006, although there can be no assurance that the transaction will close, or if it does, when the closing will occur.

We expect to fund the transaction through a combination of cash and equity issued to SCRE. We will issue approximately 1.7 million shares of common stock to SCRE at closing, valued at approximately $65.0 million based on the average of the closing prices of our common stock for a specified period prior to the execution of the Purchase Agreement. The cash portion of the purchase price will be funded through the assumption of existing secured debt, borrowings on our unsecured revolving credit facility and the issuance of senior notes or other securities.

Provident

In June 2005, we completed the acquisition of Provident in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned seniors living properties located in the United States. Pursuant to the Provident acquisition, we acquired 68 independent and assisted living facilities in nineteen states comprised of approximately 6,819 residential living units, all of which are currently leased to affiliates of Brookdale Senior Living pursuant to triple-net leases with renewal options. As of September 30, 2006, the aggregate annualized contractual cash rent from the Provident properties was approximately $88.7 million.

We funded the cash portion of the purchase price for the Provident acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale of $350.0 million aggregate principal amount of senior notes and borrowings under our previous secured revolving credit facility. Additionally, we issued approximately 15.0 million shares of our common stock and share equivalents to Provident equity holders as part of the purchase price for the Provident acquisition. We also assumed approximately $459.4 million of property-level mortgage debt. On its May 1, 2006 maturity, we paid off one of these assumed mortgages. At the time of maturity, the outstanding principal of this debt was $5.1 million and the interest rate was LIBOR plus 2.5%, or 7.4%.

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

Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2006 acquisitions that occurred prior to September 30, 2006 and our 2005 acquisitions and completed our July 2005 public offering of common stock as of the beginning of each of the three- and nine-month periods ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$109,667	$100,026	$309,616	$296,849
Expenses	77,426	71,969	220,848	212,429
Income before discontinued operations	32,241	28,057	88,768	84,421
Net income	32,241	28,059	88,768	84,344
Earnings per common share:
Basic:
Income before discontinued operations	$0.31	$0.27	$0.85	$0.82
Net income	$0.31	$0.27	$0.85	$0.82
Diluted:
Income before discontinued operations	$0.31	$0.27	$0.85	$0.81
Net income	$0.31	$0.27	$0.85	$0.81
Shares used in computing earnings per common share:
Basic	104,021	103,293	103,886	103,079
Diluted	104,568	104,092	104,415	103,851

NOTE 7 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(in thousands)
Unsecured revolving credit facility	$72,300	$—
Secured revolving credit facility	—	89,200
6 3/4% Senior Notes due 2017	225,000	—
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	175,000	175,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
Other mortgage loans	622,251	622,326

Total maturities	2,010,589	1,802,564
Less unamortized discounts	(3,461)	—

Senior notes payable and other debt	$2,007,128	$1,802,564

As of September 30, 2006, our indebtedness had the following maturities (in thousands):

2006	$2,728
2007	15,778
2008	33,117
2009	388,026
2010	265,915
Thereafter	1,305,025

$2,010,589

2017 Senior Notes

In September 2006, we completed the offering of $225.0 million aggregate principal amount of 6 3/4% Senior Notes due 2017 (the “2017 Senior Notes”) of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and together with Ventas Realty, the “Issuers”), at a  5/8% discount to par value.

The 2017 Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and certain of our current and future subsidiaries, as described in the applicable indenture. The 2017 Notes are part of our general unsecured obligations, rank equal in right of payment with all of our existing and future senior obligations and rank senior to all of our existing and future subordinated indebtedness.

The Issuers may redeem the 2017 Senior Notes, in whole at any time or in part from time to time, (i) prior to April 1, 2012 at a redemption price equal to 100% of the principal amount thereof, plus a make-whole premium as described in the applicable indenture and (ii) on or after April 1, 2012 at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to April 1, 2010, the Issuers may redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.

If we experience certain kinds of changes of control, the Issuers must make an offer to repurchase the 2017 Senior Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount of the 2017 Senior Notes, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services have confirmed their ratings at Ba3 or higher and BB- or higher on the 2017 Senior Notes and certain other conditions are met, this repurchase obligation will not apply.

The indenture governing the 2017 Senior Notes contains covenants that limit our ability and the ability of certain of our subsidiaries (collectively, the “Restricted Group”) to, among other things: (i) incur debt; (ii) incur secured debt; (iii) make certain dividends, distributions and investments (the sum of all restricted payments made by us cannot exceed 95% of our aggregate cumulative FFO from April 2002); (iv) enter into certain transactions, including transactions with affiliates; (v) subject our subsidiaries to restrictions on dividends or other payments to us; (vi) merge, consolidate or transfer all or substantially all of the Restricted Group’s assets; and (vii) sell assets. The Restricted Group is also required to maintain total unencumbered assets of at least 150% of the Restricted Group’s unsecured debt.

Unsecured Revolving Credit Facility

In April 2006, we entered into a $500 million unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility replaced our previous $300 million secured revolving credit facility. The Unsecured Revolving Credit Facility matures in 2009, with a one-year extension option subject to the satisfaction of certain conditions, and contains a $100 million “accordion feature” that permits us to increase our total borrowing capacity to $600 million.

Generally, borrowings outstanding under the Unsecured Revolving Credit Facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage, initially 0.75%. Our previous secured revolving credit facility also bore interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage. The applicable percentage for the previous secured revolving credit facility was 1.45% from January 1, 2006 until its replacement in April.

We recognized a loss on extinguishment of debt in the amount of $1.3 million representing the write-off of unamortized deferred financing costs related to our previous secured revolving credit facility during the second quarter of 2006.

NOTE 8 – STOCK-BASED COMPENSATION

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

New option and restricted stock grants and stock issuances may only be made under the 2000 Incentive Compensation Plan (Employee Plan), the Executive Deferred Stock Compensation Plan, the 2004 Stock Plan for Directors, the Directors Stock Purchase Plan, the Nonemployee Director Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors. The 2000 Incentive Compensation Plan (Employee Plan) and the 2004 Stock Plan for Directors are scheduled to expire on December 31, 2006, and no additional grants will be permitted under those plans after that date. No additional grants are permitted under the 1987 Incentive Compensation Program (Employee Plan), the 1987 Stock Option Plan for Non-Employee Directors or the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. As of September 30, 2006, options for 1,292,424 shares had been granted to eligible participants and remained outstanding under the Plans.

We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. These options and shares of restricted stock vest over varying periods, and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of September 30, 2006, options for 38,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding.

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in our consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value as estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight-line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 caused our net income for the three and nine months ended September 30, 2006 to be approximately $235,000 and $697,000, respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. The adoption had no impact on basic and diluted earnings per share as reported for the three months ended September 30, 2006 or diluted earnings per share for the nine months ended September 30, 2006, but did cause basic earnings per share to be $0.01 lower for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to September 30, 2005 (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$28,721	$83,362
Add: Stock-based employee compensation expense included in reported net income	471	1,397
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(607)	(1,810)

Pro forma net income	$28,585	$82,949

Earnings per share:
Basic – as reported	$0.28	$0.90
Basic – pro forma	$0.28	$0.90
Diluted – as reported	$0.28	$0.90
Diluted – pro forma	$0.28	$0.89

We granted 77,994 shares of restricted stock and restricted stock units during the nine months ended September 30, 2006. The market value of shares of restricted stock and restricted stock units on the date of the award is recognized as stock-based compensation expense over the vesting period, with charges to operations of $1,539,000 and $1,397,000 for the nine months ended September 30, 2006 and 2005, respectively. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of approximately $713,000 as of January 1, 2006 was reclassified (i.e. netted against capital in excess of par value) in our Condensed Consolidated Balance Sheet as of September 30, 2006.

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2006		2005
Risk-free interest rate	4.57%		4.50%
Dividend yield	4.95%		6.61%
Volatility factors of the expected market price for our common stock	15.00%		20.29%
Weighted average expected life of options	6.5 yea	rs	10 yea	rs

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

The following tables summarize stock option activity during the nine months ended September 30, 2006 and the year ended December 31, 2005:

2006 Activity	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at beginning of period	1,341,420	$3.31	–	$27.09	$18.26
Options granted	321,033	30.83	–	35.15	30.99
Options exercised	(345,510)	11.20	–	30.83	12.87
Options canceled	(24,519)	16.54	–	30.83	20.42

Outstanding at end of period	1,292,424	$3.31	–	$35.15	$22.76

Exercisable at end of period	973,798	$3.31	–	$32.02	$20.75

2005 Activity	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at beginning of year	1,617,769	$3.31	-	$25.17	$14.18
Options granted	338,128	24.93	-	27.09	25.27
Options exercised	(606,444)	6.75	-	25.17	11.24
Options canceled	(8,033)	13.74	-	25.44	22.46

Outstanding at end of year	1,341,420	$3.31	-	$27.09	$18.26

Exercisable at end of year	992,778	$3.31	-	$27.09	$16.11

NOTE 9 – LITIGATION

Legal Proceedings Presently Defended and Indemnified by Third Parties

The following litigation arose from our operations prior to the time of our spin off of Kindred in May 1998 or relates to assets or liabilities transferred to Kindred in connection with the spin off. Pursuant to the agreements we entered into with Kindred at the time of the spin off, Kindred assumed the defense, on our behalf of the matter described below, among others, and has indemnified us for any fees, costs, expenses and liabilities related to this matter (the “Indemnification”). Under Kindred’s plan of reorganization, Kindred assumed and agreed to abide by the Indemnification and to defend us in this and other matters as required under the spin off agreements. However, there can be no assurance that Kindred will continue to defend us in such matters or that Kindred will have sufficient assets, income and access to financing to enable it to satisfy such obligations or its other obligations incurred in connection with the spin off. In addition, the following description is based primarily on information included in Kindred’s public filings and information provided to us by Kindred. There can be no assurance that Kindred has included in its public filings and provided us complete and accurate information in all instances.

A stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669, was filed in June 1998 in the Circuit Court of Jefferson County, Kentucky. The complaint alleges, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure the plaintiff has an effective remedy. We believe the allegations in the complaint are without merit. In September 2003, Kindred filed a motion to dismiss this action as to all defendants, including us, based on plaintiff’s failure to make demand for remedy upon the appropriate Board of Directors. On July 26, 2005, the Court granted Kindred’s motion and dismissed this action in its entirety. That dismissal was affirmed by the Kentucky Court of Appeals on September 29, 2006. The plaintiff may appeal the dismissal to the Kentucky Supreme Court. Kindred has indicated that it intends to continue to defend this action vigorously on our behalf. We are unable at this time to estimate the possible loss or range of loss for this action and, therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of September 30, 2006.

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

Kindred Litigation

On May 12, 2006, we sent notice to Kindred and its lenders demanding to receive all of Kindred’s appraisal reports regarding our facilities under a provision of the Kindred Master Leases that requires Kindred to provide Ventas with all “Facility specific…reports [and/or] studies” in Kindred’s possession or control. In a June 14, 2006 letter to Kindred, our counsel stated that it has advised us that an Event of Default by Kindred has occurred under the Kindred Master Leases on account of Kindred’s failure to deliver these reports within the time outlined in the Kindred Master Leases. On June 19, 2006, Kindred filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, entitled Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. v. Ventas Realty, Limited Partnership, Index No. 602137-06, seeking immediate declaratory and injunctive relief to prevent us from terminating the Kindred Master Leases based on Kindred’s refusal to deliver all appraisal reports in Kindred’s control or possession relating to the 225 facilities we lease to Kindred. The suit alleges, among other things, that the terms of the Kindred Master Leases do not entitle us to receive the appraisal reports and, therefore, Kindred’s failure to disclose those reports does not enable us to exercise our rights and remedies under the Kindred Master Leases, including termination as to one or more facilities thereunder. The parties entered into a stipulation on June 19, 2006 agreeing that Kindred would not pursue its motions for emergency injunctive relief and we would not take any further action to terminate any Kindred Master Leases in whole or in part or declare an Event of Default under any of the Kindred Master Leases for failure to deliver the appraisal reports, in each case generally while the stipulation was in effect. On July 20, 2006, the Court issued an order denying Kindred’s motions for a preliminary injunction or other injunctive relief. The Court order directed Kindred to supply to us all documents that Kindred produced to its appraisers, directed Kindred to produce other information, including its inter-company pharmacy and therapy contracts, and directed Kindred’s appraisers to create an inventory of all documents used in the appraisal reports and deliver the documents and inventories to us. The Court did not order Kindred to turn over any of the appraiser reports noting that we would receive them as part of the rent reset process. On August 25, 2006, we filed a protective appeal of the Court’s July 20, 2006 order to the extent that the order can be construed, incorrectly, that it determined on the merits that Kindred was not required to provide the appraisal reports under the Kindred Master Leases. On August 4, 2006, the Court granted our motion to dismiss this action, but retained jurisdiction to enforce the Court’s orders requiring Kindred to produce certain information. On September 6, 2006, Kindred filed an appeal of the Court’s August 4, 2006 order. On September 15, 2006, we also filed a protective appeal of the August 4, 2006 order on the same grounds as our appeal of the July 20, 2006 order. On September 5, 2006, we filed a motion contending that Kindred had failed to provide the information required in the Court’s previous orders and seeking appropriate relief. On September 27, 2006, the Court ruled from the bench that Kindred had not produced the required information and ordered that Kindred produce the required information. No provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of September 30, 2006.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. There were no material developments in this action during the nine-month period ended September 30, 2006. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of September 30, 2006.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Tax	Contingency

During the three months ended September 30, 2006, we were notified by the Internal Revenue Service that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit.

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

NOTE 11 – EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$32,241	$28,719	$90,633	$83,439
Discontinued operations	—	2	—	(77)

Net income	$32,241	$28,721	$90,633	$83,362

Denominator:
Denominator for basic earnings per share —weighted average shares	104,021	103,081	103,886	92,172
Effect of dilutive securities:
Stock options	530	781	517	760
Time vesting restricted stock awards	17	18	12	12

Dilutive potential common stock	547	799	529	772

Denominator for diluted earnings per share —adjusted weighted average shares	104,568	103,880	104,415	92,944

Basic earnings per share:
Income before discontinued operations	$0.31	$0.28	$0.87	$0.91
Discontinued operations	—	—	—	(0.01)

Net income	$0.31	$0.28	$0.87	$0.90

Diluted earnings per share:
Income before discontinued operations	$0.31	$0.28	$0.87	$0.90
Discontinued operations	—	—	—	—

Net income	$0.31	$0.28	$0.87	$0.90

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$32,241	$28,721	$90,633	$83,362
Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(790)	3,387	623	4,464
Reclassification adjustment for realized (gain) loss on interest rate swap included in net income during the period	(169)	1,014	(200)	3,708
Other	1,079	—	1,289	—

	120	4,401	1,712	8,172

Net comprehensive income	$32,361	$33,122	$92,345	$91,534

NOTE 13 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to each series of senior notes issued by the Issuers. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the senior notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that have not provided a guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness may, under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. In addition, we and the Guarantors have guaranteed the Unsecured Revolving Credit Facility and certain of our real estate assets are subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non - Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$11,612	$54,596	$837,740	$1,185,736	$576,779	$—	$2,666,463
Cash and cash equivalents	—	—	—	927	1,008	—	1,935
Escrow deposits and restricted cash	228	—	27,747	6,198	18,645	—	52,818
Deferred financing costs, net	—	—	—	18,069	31	—	18,100
Notes receivable-related parties	1,768	—	—	750	—	—	2,518
Equity in affiliates	475,157	80,766	122,623	727,119	15	(1,405,680)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	618	22,765	32,563	10,635	—	66,581

Total assets	$488,765	$145,019	$1,010,875	$1,971,362	$607,113	$(1,414,719)	$2,808,415

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$415	$297,503	$1,384,878	$324,332	$—	$2,007,128
Intercompany	—	2,167	125,000	(132,500)	5,333	—	—
Deferred revenue	25	—	—	8,755	—	—	8,780
Accrued interest	—	105	1,380	32,157	1,818	—	35,460
Accounts payable and accrued and other liabilities	1,319	103	23,258	42,601	15,304	393	82,978
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	31,738	2,790	447,141	1,335,891	346,787	393	2,164,740
Total stockholders’ equity	457,027	142,229	563,734	635,471	260,326	(1,415,112)	643,675

Total liabilities and stockholders’ equity	$488,765	$145,019	$1,010,875	$1,971,362	$607,113	$(1,414,719)	$2,808,415

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$12,117	$56,201	$867,404	$1,016,212	$574,540	$—	$2,526,474
Cash and cash equivalents	1	1	—	1,027	612	—	1,641
Escrow deposits and restricted cash	220	26	26,693	17,636	15,092	—	59,667
Deferred financing costs, net	—	—	—	17,581	—	—	17,581
Notes receivable-related parties	1,716	—	—	1,125	—	—	2,841
Equity in affiliates	514,844	80,390	94,823	724,038	15	(1,414,110)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	508	13,113	10,024	7,269	—	30,914

Total assets	$528,898	$146,165	$1,002,033	$1,787,643	$597,528	$(1,423,149)	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$424	$305,816	$1,180,239	$316,085	$—	$1,802,564
Intercompany	—	2,696	125,000	(132,500)	4,804	—	—
Deferred revenue	44	—	—	10,496	—	—	10,540
Accrued dividend	37,272	71	—	—	—	—	37,343
Accrued interest	—	3	1,442	11,190	1,783	—	14,418
Accounts payable and accrued and other liabilities	2,346	103	22,846	37,743	13,109	393	76,540
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	70,056	3,297	455,104	1,107,168	335,781	393	1,971,799
Total stockholders’ equity	458,842	142,868	546,929	680,475	261,747	(1,423,542)	667,319

Total liabilities and stockholders’ equity	$528,898	$146,165	$1,002,033	$1,787,643	$597,528	$(1,423,149)	$2,639,118

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$565	$1,432	$19,010	$71,426	$14,383	$—	$106,816
Interest income from loans receivable	—	—	—	2,566	—	—	2,566
Equity earnings (loss) in affiliates	30,274	(55)	4,473	—	—	(34,692)	—
Interest and other income	20	—	(5)	189	81	—	285

Total revenues	30,859	1,377	23,478	74,181	14,464	(34,692)	109,667
Expenses:
Interest	—	9	4,851	24,225	5,832	—	34,917
Depreciation and amortization	168	537	9,581	13,495	5,870	—	29,651
Property-level operating expenses	—	—	—	103	624	—	727
General, administrative and professional fees	219	82	1,180	4,205	853	—	6,539
Rent reset costs	—	—	—	7,361	—	—	7,361
Reversal of contingent liability	(1,769)	—	—	—	—	—	(1,769)
Intercompany interest	—	(33)	—	(151)	184	—	—

Total expenses	(1,382)	595	15,612	49,238	13,363	—	77,426

Net income	$32,241	$782	$7,866	$24,943	$1,101	$(34,692)	$32,241

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$596	$1,423	$18,818	$60,812	$11,920	$—	$93,569
Interest income from loans receivable	—	—	—	1,573	—	—	1,573
Equity earnings (loss) in affiliates	28,591	(71)	4,100	—	—	(32,620)	—
Interest and other income	20	14	—	727	30	—	791

Total revenues	29,207	1,366	22,918	63,112	11,950	(32,620)	95,933
Expenses:
Interest	—	(14)	4,762	22,928	4,587	—	32,263
Depreciation and amortization	172	535	9,589	12,437	4,961	—	27,694
Property-level operating expenses	—	—	—	102	575	—	677
General, administrative and professional fees	314	115	1,295	4,068	788	—	6,580
Intercompany interest	—	(9)	—	(151)	160	—	—

Total expenses	486	627	15,646	39,384	11,071	—	67,214

Income before discontinued operations	28,721	739	7,272	23,728	879	(32,620)	28,719
Discontinued operations	—	2	—	—	—	—	2

Net income	$28,721	$741	$7,272	$23,728	$879	$(32,620)	$28,721

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,766	$4,285	$56,983	$197,127	$42,255	$—	$302,416
Interest income from loans receivable	—	—	—	4,373	—	—	4,373
Equity earnings (loss) in affiliates	88,207	(107)	13,425	—	—	(101,525)	—
Interest and other income	59	—	8	664	267	—	998

Total revenues	90,032	4,178	70,416	202,164	42,522	(101,525)	307,787
Expenses:
Interest	—	26	14,530	69,986	17,055	—	101,597
Depreciation and amortization	505	1,606	28,761	39,162	17,198	—	87,232
Property-level operating expenses	—	—	—	323	1,680	—	2,003
General, administrative and professional fees	663	300	3,670	12,177	2,647	—	19,457
Rent reset costs	—	—	—	7,361	—	—	7,361
Reversal of contingent liability	(1,769)	—	—	—	—	—	(1,769)
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(79)	—	(450)	529	—	—

Total expenses	(601)	1,853	46,961	129,832	39,109	—	217,154

Net income	$90,633	$2,325	$23,455	$72,332	$3,413	$(101,525)	$90,633

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non -Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,756	$4,260	$23,823	$176,656	$21,950	$—	$228,445
Interest income from loans receivable	—	—	—	3,717	—	—	3,717
Equity earnings (loss) in affiliates	82,809	(329)	5,842	—	—	(88,322)	—
Interest and other income	56	56	—	2,357	54	—	2,523

Total revenues	84,621	3,987	29,665	182,730	22,004	(88,322)	234,685
Expenses:
Interest	—	3	6,017	57,143	8,806	—	71,969
Depreciation and amortization	517	1,605	12,793	35,798	8,440	—	59,153
Property-level operating expenses	—	—	—	317	1,553	—	1,870
General, administrative and professional fees	742	458	1,733	13,510	1,636	—	18,079
Intercompany interest	—	(10)	—	(449)	459	—	—

Total expenses	1,259	2,056	20,543	106,319	20,894	—	151,071

Income before net loss on real estate disposals and discontinued operations	83,362	1,931	9,122	76,411	1,110	(88,322)	83,614
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Income before discontinued operations	83,362	1,931	9,122	76,236	1,110	(88,322)	83,439
Discontinued operations	—	(77)	—	—	—	—	(77)

Net income	$83,362	$1,854	$9,122	$76,236	$1,110	$(88,322)	$83,362

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$107	$3,456	$28,435	$128,773	$17,475	$—	$178,246

Net cash used in investing activities	(52)	—	—	(212,085)	(333)	—	(212,470)

Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	—	—	72,300	—	—	72,300
Net change in borrowings under secured revolving credit facility	—	—	—	(89,200)	—	—	(89,200)
Proceeds from debt	—	—	—	221,531	2,074	—	223,605
Repayment of debt	—	(9)	(8,313)	—	(4,675)	—	(12,997)
Payment of deferred financing costs	—	—	—	(3,754)	—	—	(3,754)
Issuance of common stock	696	—	—	—	—	—	696
Proceeds from stock option exercises	4,466	—	—	—	—	—	4,466
Cash distributions from (to) affiliates	155,116	(3,184)	(20,122)	(117,665)	(14,145)	—	—
Cash distributions to stockholders	(160,334)	(264)	—	—	—	—	(160,598)

Net cash provided by (used in) financing activities	(56)	(3,457)	(28,435)	83,212	(16,746)	—	34,518

Net increase (decrease) in cash and cash equivalents	(1)	(1)	—	(100)	396	—	294
Cash and cash equivalents at beginning of period	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of period	$—	$—	$—	$927	$1,008	$—	$1,935

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

(in thousands)	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (1)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$1,250	$6,372	$9,641	$146,145	$8,154	$—	$171,562

Net cash used in investing activities	(17,373)	—	—	(600,892)	—	—	(618,265)

Cash flows from financing activities:
Net change in borrowings under secured revolving credit facility	—	—	—	56,900	—	—	56,900
Proceeds from debt	—	—	—	400,000	—	—	400,000
Repayment of debt	—	(9,239)	(60)	(7,823)	(2,043)	—	(19,165)
Payment of deferred financing costs	—	—	—	(6,600)	—	—	(6,600)
Issuance of intercompany note	—	—	125,000	(125,000)	—	—	—
Issuance of common stock	101,838	—	—	—	—	—	101,838
Proceeds from stock option exercises	4,717	—	—	—	—	—	4,717
Cash distributions from (to) affiliates	(1,891)	2,830	(134,584)	140,490	(6,845)	—	—
Cash distributions to stockholders	(88,588)	—	—	—	—	—	(88,588)

Net cash provided by (used in) financing activities	16,076	(6,409)	(9,644)	457,967	(8,888)	—	449,102

Net increase (decrease) in cash and cash equivalents	(47)	(37)	(3)	3,220	(734)	—	2,399
Cash and cash equivalents at beginning of period	48	37	3	1,852	1,425	—	3,365

Cash and cash equivalents at end of period	$1	$—	$—	$5,072	$691	$—	$5,764

(1)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offerings of the senior notes and has no assets or operations.

NOTE 14 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and the Wholly Owned Subsidiary Guarantors, of the obligation to pay principal and interest with respect to each series of senior notes. See “Note 13—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and, therefore, our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our and ETOP’s debt service obligations, including our respective guarantees of payment of principal and interest on the senior notes. In addition, ETOP and the ETOP Subsidiary Guarantors have guaranteed the Unsecured Revolving Credit Facility and certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$54,596	$86,809	$—	$141,405
Cash and cash equivalents	—	338	—	338
Escrow deposits and restricted cash	—	5,865	—	5,865
Equity in affiliates	80,766	15	(80,781)	—
Investment in affiliates	9,039	—	—	9,039
Other	618	1,535	—	2,153

Total assets	$145,019	$94,562	$(80,781)	$158,800

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$415	$65,746	$—	$66,161
Intercompany	(5,333)	5,333	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	105	417	—	522
Accounts payable and accrued and other liabilities	103	2,884	—	2,987

Total liabilities	2,790	74,380	—	77,170
Total partners’ equity	142,229	20,182	(80,781)	81,630

Total liabilities and partners’ equity	$145,019	$94,562	$(80,781)	$158,800

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$56,201	$88,992	$—	$145,193
Cash and cash equivalents	1	438	—	439
Escrow deposits and restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other	508	1,366	—	1,874

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—

Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	71	—	—	71
Accrued interest	3	431	—	434
Accounts payable and accrued and other liabilities	103	3,017	—	3,120

Total liabilities	3,297	75,028	—	$78,325
Total partners’ equity	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ equity	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,432	$2,698	$—	$4,130
Equity loss in affiliates	(55)	—	55	—
Interest and other income	—	33	—	33

Total revenues	1,377	2,731	55	4,163
Expenses:
Interest	9	1,269	—	1,278
Depreciation and amortization	537	800	—	1,337
Property-level operating expenses	—	394	—	394
General, administrative and professional fees	82	138	—	220
Intercompany interest	(33)	185	—	152

Total expenses	595	2,786	—	3,381

Net income (loss)	$782	$(55)	$55	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,423	$2,689	$—	$4,112
Equity loss in affiliates	(71)	—	71	—
Interest and other income	14	14	—	28

Total revenues	1,366	2,703	71	4,140
Expenses:
Interest	(14)	1,292	—	1,278
Depreciation and amortization	535	792	—	1,327
Property-level operating expenses	—	364	—	364
General, administrative and professional fees	115	166	—	281
Intercompany interest	(9)	160	—	151

Total expenses	627	2,774	—	3,401

Income (loss) before discontinued operations	739	(71)	71	739
Discontinued operations	2	—	—	2

Net income (loss)	$741	$(71)	$71	$741

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,285	$8,075	$—	$12,360
Equity loss in affiliates	(107)	—	107	—
Interest and other income	—	91	—	91

Total revenues	4,178	8,166	107	12,451

Expenses:
Interest	26	3,799	—	3,825
Depreciation and amortization	1,606	2,393	—	3,999
Property-level operating expenses	—	1,082	—	1,082
General, administrative and professional fees	300	470	—	770
Intercompany interest	(79)	529	—	450

Total expenses	1,853	8,273	—	10,126

Net income (loss)	$2,325	$(107)	$107	$2,325

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,260	$8,007	$—	$12,267
Equity loss in affiliates	(329)	—	329	—
Interest and other income	56	34	—	90

Total revenues	3,987	8,041	329	$12,357

Expenses:
Interest	3	3,872	—	3,875
Depreciation and amortization	1,605	2,375	—	3,980
Property-level operating expenses	—	1,061	—	1,061
General, administrative and professional fees	458	603	—	1,061
Intercompany interest	(10)	459	—	449

Total expenses	2,056	8,370	—	10,426

Income (loss) before discontinued operations	1,931	(329)	329	1,931
Discontinued operations	(77)	—	—	(77)

Net income (loss)	$1,854	$(329)	$329	$1,854

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$3,456	$2,330	$—	$5,786

Net cash used in investing activities	—	(208)	—	(208)

Cash flows from financing activities:
Repayment of debt	(9)	(1,030)	—	(1,039)
Cash distributions to partners	(3,448)	(1,192)	—	(4,640)

Net cash used in financing activities	(3,457)	(2,222)	—	(5,679)

Net decrease in cash and cash equivalents	(1)	(100)	—	(101)
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$338	$—	$338

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

(in thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$6,372	$347	$—	$6,719

Net cash used in investing activities	—	(13)	—	(13)

Cash flows from financing activities:
Repayment of debt	(9,239)	(957)	—	(10,196)
Cash distributions from (to) partners	2,830	(224)	—	2,606

Net cash used in financing activities	(6,409)	(1,181)	—	(7,590)

Net decrease in cash and cash equivalents	(37)	(847)	—	(884)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$326	$—	$326

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

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation:

•	the ability and willingness of our operators, tenants, borrowers and other third parties to meet and/or perform the obligations under their various contractual arrangements with us;

•	the ability and willingness of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”) and Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”) to meet and/or perform their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities under our respective contractual arrangements with Kindred, Brookdale and Alterra;

•	the ability of our operators, tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities;

•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including those in different asset types and outside the United States;

•	the nature and extent of future competition;

•	the extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	increases in our cost of borrowing;

•	the ability of our operators to deliver high quality care and to attract patients;

•	the results of litigation affecting us;

•	changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	the movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

•	our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	final determination of our taxable net income for the year ending December 31, 2006;

•	the ability and willingness of our tenants to renew their leases with us upon expiration of the leases, including without limitation, Kindred’s willingness to renew any or all of its bundles of leased properties expiring in 2008, and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•	year-over-year changes in the Consumer Price Index and the effect of such changes on the rent escalator for Master Lease 2 with Kindred and the Company’s earnings; and

•	the impact on the liquidity, financial condition and results of operations of our operators, tenants and borrowers resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators, tenants and borrowers to accurately estimate the magnitude of these liabilities.

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

Background Information

We are a healthcare REIT with a geographically diverse portfolio of healthcare-related and seniors housing facilities in the United States. As of September 30, 2006, this portfolio consisted of 200 skilled nursing facilities, 41 hospitals and 147 seniors housing and other healthcare-related facilities in 42 states. Except with respect to our medical office buildings, we lease these facilities to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to healthcare-related and seniors housing third parties as of September 30, 2006.

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

As of September 30, 2006, approximately 44.7% and 32.8% of our properties, based on their original cost, were operated by Brookdale Senior Living and Kindred, respectively. Approximately 29.9% and 52.2% of our total revenues for the nine months ended September 30, 2006 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively.

Recent Developments Regarding the Reset Right

On May 9, 2006, we initiated our one-time right under each of the Kindred Master Leases to increase the aggregate annual rent on the 225 facilities we lease to Kindred to “Fair Market Rental” levels effective July 19, 2006, using a predetermined process described in the Kindred Master Leases.

On October 6, 2006, the final appraisers designated by us and Kindred determined that the aggregate Fair Market Rental for our facilities is $239 million, representing an annualized increase of $33.1 million over the existing annual base rent level under the Kindred Master Leases. The final appraisers also specified that the market annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4, and is based on the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%, under Kindred Master Lease 2.

On October 12, 2006, we exercised our election to increase aggregate base rental under all four Kindred Master Leases by $33.1 million per year, as determined by the final appraisers, and paid to Kindred a $4.6 million reset fee, as required by the Kindred Master Leases. Under the terms of the Kindred Master Leases, the new, increased base rental is effective as of July 19, 2006, and the revised annual rent escalators will apply commencing May 1, 2007.

Recent Developments Regarding Acquisitions

During the nine months ended September 30, 2006, we acquired eight seniors housing facilities for an aggregate purchase price of $74.3 million, with assumed debt of $10.8 million, in five separate transactions. The purchase price was allocated between land and buildings of $5.0 million and $69.3 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings are being depreciated over their estimated useful lives, which were determined to be 35 years. The facilities are leased under triple-net leases, each having initial terms ranging from nine to fourteen years and initially providing aggregate, annual cash base rent of $6.1 million, subject to escalation as provided in the leases.

Pending Acquisition - Senior Care

In September 2006, we entered into a definitive agreement (the “Purchase Agreement”) with SCRE Investments, Inc. (“SCRE”), IPC Equity Holdings Limited and VSCRE Holdings, LLC (“VSCRE”), pursuant to which, among other things, we have agreed to acquire from SCRE all of the outstanding equity interests of VSCRE for an aggregate purchase price of approximately $649.0 million, consisting of approximately $584.0 million in cash (less, among other things, the amount of indebtedness, if any, of VSCRE we assume at the time of the closing of the VSCRE acquisition) and approximately 1.7 million shares of our common stock. Upon the consummation of the transactions contemplated by the Purchase Agreement, VSCRE will own a real estate portfolio of 67 senior care facilities in sixteen states that consists of 43 assisted living communities, seventeen skilled nursing facilities, five multi-level retirement communities and two rehabilitation hospitals. At closing, we will lease the properties to subsidiaries of Senior Care, Inc., an affiliate of SCRE, on a fifteen-year triple-net basis with two five-year extensions. The transaction is expected to initially provide aggregate annual cash base rent of approximately $50 million. The closing is subject to the satisfaction of customary closing conditions, including, but not limited to, the receipt of applicable regulatory approvals, and is expected to occur in the fourth quarter of 2006. There can be no assurance that the transaction will close, or if it does, when the closing will occur. See “Note 6—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

In August 2006, we made a $156.8 million bridge loan to various affiliates of SCRE, the proceeds of which were used by SCRE to acquire certain of the facilities that VSCRE will hold upon the closing of our acquisition of VSCRE. The bridge loan bears interest at an annual rate of LIBOR plus 500 basis points and matures in one year with a six-month extension option. We expect that the loan will be repaid concurrently with the closing of our acquisition of VSCRE. See “Note 5—Loans Receivable” of the Notes to Condensed Consolidated Financial Statements.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 12, 2006, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule updating the long-term acute care hospitals prospective payment system (LTAC PPS) payment rates for the 2007 rate year (July 1, 2006 through June 30, 2007). Pursuant to the rule, long-term acute care hospitals will receive no market basket inflation increase in Medicare payments starting July 1, 2006. The rule also adds new restrictions on payments for short-stay outlier cases, makes adjustments to the labor portion of the federal rate and increases the outlier fixed-loss threshold. CMS estimates that the combined effective decrease in rate year 2007 Medicare revenues for long-term acute care hospitals would be a nominal 3.7% on the total historical patient mix and volume.

On May 8, 2006, Kindred announced that, based upon its historical Medicare patient volumes, it expects that the rule will “reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis.” Because we own only 39 of Kindred’s 80 long-term acute care hospitals, however, our portfolio will bear only a portion of the reduction in Kindred’s corporate EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as a result of the CMS rule. In its October 7, 2006 press release, Kindred stated that it expects to report a difficult third quarter that was negatively impacted by seasonal weakness in volumes and lower Medicare rates in its hospital business. We cannot quantify the ultimate impact the final CMS rule will have on Kindred’s liquidity or profitability.

On August 18, 2006, as part of its annual hospital inpatient prospective payment system rulemaking, CMS published a final rule for the Long-Term Care - Diagnosis Related Group (“LTC-DRG”) categorization system for LTAC PPS for the 2007 federal fiscal year (October 1, 2006 through September 30, 2007). In the final rule, CMS, among other things, revised the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG. CMS estimates that the combined effect of these changes will result in an aggregate decrease in federal fiscal year 2007 Medicare revenues for long-term acute care hospitals of approximately 1.3%.

Medicare Reimbursement; Skilled Nursing Facilities

Under the August 18, 2006 rule described above, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from fiscal year 2006 to 2010.

The rule also includes various options for classifying and weighing patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

In addition, under the rule, the $1,740 annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap of $1,740 on occupational therapy is lifted for those patients who can demonstrate medical necessity. Unless Congress takes prior action, the caps will go back into effect on January 1, 2007.

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

In the past, CMS has updated skilled nursing facility payment rates under Medicare part A through annual rulemaking. For fiscal year 2007, however, CMS issued a guidance that the payment rates under Medicare Part A will increase by 3.1% beginning October 1, 2006. We cannot assure you that the payment rates under Medicare Part A will not be changed by Congress or as to the extent of any such changes.

Medicaid Reimbursement; Skilled Nursing Facilities

The changes made by the August 18, 2006 rule described above are anticipated to reduce Medicaid payments to skilled nursing facility operators in the future. Further, President Bush’s Budget for fiscal year 2007 proposes limiting to 3% the taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid. The ceiling is currently set at 6%. There is strong opposition from state governors, and it is uncertain whether the proposal will go into effect. If it does, it could have an adverse effect in certain states, although we cannot predict at this time how any such reduction would affect our skilled nursing facility operators.

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

As required, we adopted the provisions of this accounting standard on January 1, 2006. We applied the modified-prospective transition method of adoption in which compensation cost is recognized beginning on the date we adopt the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. See “Note 8—Stock-Based Compensation” of the Notes to Condensed Consolidated Financial Statements regarding the effect the adoption of SFAS No. 123(R) had on our condensed consolidated financial statements.

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

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2006 and 2005

The table below shows our results of operations for the three months ended September 30, 2006 and 2005 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended September 30,		Change
	2006	2005	$	%
Revenues:
Rental income	$106,816	$93,569	$13,247	14.2%
Interest income from loans receivable	2,566	1,573	993	63.1
Interest and other income	285	791	(506)	(64.0)

Total revenues	109,667	95,933	13,734	14.3
Expenses:
Interest	34,917	32,263	2,654	8.2
Depreciation and amortization	29,651	27,694	1,957	7.1
Property-level operating expenses	727	677	50	7.4
General, administrative and professional fees (including non-cash stock-based compensation expense of $751 and $471, respectively)(1)	6,539	6,580	(41)	(0.6)
Rent reset costs	7,361	—	7,361	nm
Reversal of contingent liability	(1,769)	—	(1,769)	nm

Total expenses	77,426	67,214	10,212	15.2

Income before discontinued operations	32,241	28,719	3,522	12.3
Discontinued operations	—	2	(2)	nm

Net income	$32,241	$28,721	$3,520	12.3%

nm - Not meaningful

(1)	Expense includes approximately $235 in 2006 ($0 in 2005) related to the expensing of stock options as required upon the adoption of SFAS No. 123(R) on January 1, 2006.

Revenues

The increase in our third quarter 2006 rental income over the same period in 2005 primarily reflects (i) $1.7 million of additional rent resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2006, (ii) $6.7 million of additional rent resulting from the rent reset under the Kindred Master Leases and (iii) additional rent relating to the properties acquired during the period from October 1, 2005 through September 30, 2006. See “Note 6—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest income from loans receivable is due to the issuance of the bridge loan to affiliates of SCRE in connection with the Senior Care transaction discussed in “Note 5—Loans Receivable” and “Note 6—Acquisitions” of the Notes to Condensed Consolidated Financial Statements, which bore interest at a rate of approximately 10.4% during the three months ended September 30, 2006, and loans made by us during the period from October 1, 2005 through December 31, 2005, offset by repayment of a mezzanine loan in March 2006, which had an interest rate of 17%.

Expenses

Total interest expense increased $2.7 million in the third quarter of 2006 over 2005, primarily due to $3.0 million of additional interest from higher loan balances as a result of our 2006 and 2005 acquisition and loan activity, partially offset by a $0.3 million reduction in interest from lower effective interest rates. Interest expense includes $0.8 million and $1.1 million of amortized deferred financing costs for the three months ended September 30, 2006 and 2005, respectively. Our effective interest rate decreased to 7.3% for the three months ended September 30, 2006 from 7.5% for the same period in 2005.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from October 1, 2005 through September 30, 2006. See “Note 6—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

In connection with the rent reset process, we incurred approximately $7.4 million of one-time costs which we expensed during the third quarter of 2006. These costs included fees of the final appraisers and third party experts, consulting fees and legal fees and expenses.

During the three months ended September 30, 2006, we were notified by the Internal Revenue Service (“IRS”) that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit. See “Note 10—Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2006 and 2005

The table below shows our results of operations for the nine months ended September 30, 2006 and 2005 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%
Revenues:
Rental income	$302,416	$228,445	$73,971	32.4%
Interest income from loans receivable	4,373	3,717	656	17.6
Interest and other income	998	2,523	(1,525)	(60.4)

Total revenues	307,787	234,685	73,102	31.1
Expenses:
Interest	101,597	71,969	29,628	41.2
Depreciation and amortization	87,232	59,153	28,079	47.5
Property-level operating expenses	2,003	1,870	133	7.1
General, administrative and professional fees (including non-cash stock-based compensation expense of $2,236 and $1,397, respectively)(1)	19,457	18,079	1,378	7.6
Rent reset costs	7,361	—	7,361	nm
Reversal of contingent liability	(1,769)	—	(1,769)	nm
Loss on extinguishment of debt	1,273	—	1,273	nm

Total expenses	217,154	151,071	66,083	43.7
Income before net loss on real estate disposals and discontinued operations	90,633	83,614	7,019	8.4
Net loss on real estate disposals	—	(175)	175	nm

Income before discontinued operations	90,633	83,439	7,194	8.6
Discontinued operations	—	(77)	77	nm

Net income	$90,633	$83,362	$7,271	8.7%

nm - Not meaningful

(1)	Expense includes approximately $697 in 2006 ($0 in 2005) related to the expensing of stock options as required upon the adoption of SFAS No. 123(R) on January 1, 2006.

Revenues

The increase in our rental income for the first nine months of 2006 primarily reflects (i) $46.2 million of additional rent related to properties acquired in connection with our acquisition of Provident Senior Living Trust in 2005, (ii) $5.1 million of additional rent resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2006 and 2005, (iii) $6.7 million of additional rent resulting from the rent reset under the Kindred Master Leases and (iv) $16.0 million in additional rent relating to other properties acquired during the nine months ended September 30, 2006 and the year ended December 31, 2005. See “Note 6—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in interest income from loans receivable is due to the issuance of the bridge loan to affiliates of SCRE in connection with the Senior Care transaction discussed in “Note 5—Loans Receivable” and “Note 6—Acquisitions” of the Notes to the Condensed Consolidated Financial Statements, which bore interest at a rate of approximately 10.4% during the nine months ended September 30, 2006, and loans made or acquired by us during the period from October 1, 2005 through December 31, 2005, offset by the repayment of a mezzanine loan in March 2006, which had an interest rate of 17%.

The decrease in interest and other income relates primarily to the collection in 2005 of a note receivable previously written-off as it was deemed uncollectible.

Expenses

Total interest expense increased $29.7 million in the first nine months of 2006 over 2005, primarily due to $33.7 million of additional interest from higher loan balances due to our 2006 and 2005 acquisition and loan activity, partially offset by a $4.1 million reduction in interest from lower effective interest rates. Our effective interest rate decreased to 7.4% for the nine months ended September 30, 2006 from 7.7% for the nine months ended September 30, 2005.

Depreciation and amortization expense increased primarily due to additional depreciation relating to properties acquired during the period from October 1, 2005 through September 30, 2006. See “Note 6—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

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

In connection with the rent reset process, we incurred approximately $7.4 million of one-time costs which we expensed during the third quarter of 2006. These costs included fees of the final appraisers and third party experts, consulting fees and legal fees and expenses.

During the three months ended September 30, 2006, we were notified by the IRS that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit. See “Note 10—Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

In April 2006, we replaced our previous $300 million secured revolving credit facility with a $500 million unsecured revolving credit facility. In conjunction with the replacement, we recognized a loss on extinguishment of debt of $1.3 million representing the write-off of unamortized deferred financing costs. See “Note 7—Senior Notes Payable and Other Debt” of the Notes to Condensed Consolidated Financial Statements.

Funds from Operations

Our funds from operations (“FFO”) for the three and nine months ended September 30, 2006 and 2005 are summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$32,241	$28,721	$90,633	$83,362
Adjustments:
Depreciation on real estate assets	29,156	27,576	86,454	58,849
Net loss on real estate disposals	—	—	—	175
Other items:
Discontinued operations:
Real estate depreciation – discontinued	—	46	—	138

FFO	$61,397	$56,343	$177,087	$142,524

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider FFO an appropriate measure of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2006, our principal sources of liquidity were cash flows from operations, borrowings under our unsecured and previous secured revolving credit facilities and proceeds from the issuance of our senior notes (described below). We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for the Senior Care transaction and other acquisitions will require funding from borrowings, assumption of debt from the seller and issuance of secured or unsecured long-term debt or other securities.

We intend to continue to fund future investments through cash flows from operations, borrowings under our unsecured revolving credit facility, assumption of indebtedness, disposition of assets and issuance of secured or unsecured long-term debt or other securities. As of September 30, 2006, we had cash and cash equivalents of $1.9 million, escrow deposits and restricted cash of $52.8 million and unused credit availability of $397.5 million under our unsecured revolving credit facility.

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

In September 2006, we completed the offering under our shelf registration statement of $225.0 million aggregate principal amount of 6 3/4% Senior Notes due 2017 (the “2017 Senior Notes”) of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (collectively, the “Issuers”) at a  5/8% discount to par value. The 2017 Senior Notes mature on April 1, 2017. Pending the use of the net proceeds from the sale of the 2017 Senior Notes to fund a portion of the cash purchase price of the Senior Care transaction, we repaid borrowings under our unsecured revolving credit facility. See “Note 7—Senior Notes Payable and Other Debt” of the Notes to Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $178.2 million and $171.6 million for the nine months ended September 30, 2006 and 2005, respectively. The increase primarily resulted from FFO that was higher for the nine months ended September 30, 2006 as a result of our real estate acquisitions, rent escalations in our leases with tenants and additional rent resulting from the rent reset under the Kindred Master Leases, partially offset by changes in operating assets and liabilities at September 30, 2006.

Cash Flows from Investing Activities

Net cash used in investing activities was $212.5 million and $618.3 million for the nine months ended September 30, 2006 and 2005, respectively. These activities consisted primarily of our investments in real estate and mortgage loans, offset by the return of funds held for an Internal Revenue Code Section 1031 exchange during the second quarter of 2006 related to the sale of one of our facilities in the fourth quarter of 2005.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $34.5 million for the nine months ended September 30, 2006. Proceeds consisted of (i) $221.5 million of net proceeds from the issuance of the 2017 Senior Notes, (ii) $2.1 million from an addition to an existing mortgage and (iii) $5.2 million from the issuance of common stock upon the exercise of stock options and other issuances. The uses included (i) $160.6 million of cash dividend payments to stockholders, (ii) $13.0 million of aggregate principal payments on mortgage obligations, (iii) $16.9 million of net payments under our unsecured and previous secured revolving credit facilities and (iv) $3.8 million of payments for deferred financing costs associated with our new debt issuances.

Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $449.1 million and consisted primarily of proceeds from new debt issuances of $400.0 million, net borrowings under our previous secured revolving credit facility of $56.9 million and $101.8 from issuance of common stock, partially offset by $88.6 million of cash dividend payments to stockholders.

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

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flows in future periods as of September 30, 2006 (in thousands).

	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Debt obligations (1) (2)	$3,122,293	$204,127	$754,970	(3)	$503,042	(4)	$1,660,154	(5)
Obligations under interest rate swap agreement (2)	451	148	303		—		—
Operating lease obligations	2,117	702	1,064		351		—

Total	$3,124,861	$204,977	$756,337		$503,393		$1,660,154

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the interest rate swap were based on forward rates obtained as of September 30, 2006.
(3)	Includes $174.2 million outstanding principal amount of the Issuers’ senior notes due 2009, outstanding borrowings of $72.3 million (as of September 30, 2006) under the unsecured revolving credit facility and sixteen mortgages maturing during 2008 and 2009.
(4)	Includes $175.0 million outstanding principal amount of the Issuers’ senior notes due 2010.
(5)	Includes $191.8 million outstanding principal amount of the Issuers’ senior notes due 2012, $175.0 million outstanding principal amount of the Issuers’ senior notes due 2014, $175.0 million outstanding principal amount of the Issuers’ senior notes due 2015, $200.0 million outstanding principal amount of the Issuers’ senior notes due 2016 and $225.0 million outstanding principal amount of the 2017 Senior Notes.

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

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our mortgage loans. Our obligations under our unsecured revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and September 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten facilities, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of the payoff of our commercial mortgage backed securities loan, we further reduced the notional amount of the Swap to $100.0 million for the remaining term of the Swap. There are no collateral requirements under the Swap. As of September 30, 2006, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006		As of December 31, 2005
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
		(in thousands)
Notional amount	$100,000	N/A	$100,000	N/A
Book value	N/A	$1,821,415	N/A	$1,594,322
Fair value	(632)	1,760,500	(1,580)	1,765,805
Fair value reflecting change in interest rates:
-100 BPS	(2,177)	1,845,896	(3,847)	1,860,688
+100 BPS	873	1,681,154	(634)	1,677,903

N/A - Not applicable

We paid $0.3 million under the Swap during the nine months ended September 30, 2006. Assuming that interest rates do not change, we estimate that we will pay a total of approximately $0.4 million on the Swap during the year ending December 31, 2006.

We had approximately $185.7 million of variable rate debt outstanding as of September 30, 2006 and approximately $208.2 million of variable rate debt outstanding as of December 31, 2005. The decrease in our outstanding variable rate debt from December 31, 2005 is primarily attributable to net payments under our unsecured revolving credit facility and previous secured revolving credit facility. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $104.1 million as of September 30, 2006, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. As of September 30, 2006, there was minimal cash flow impact from the fluctuation of interest rates on variable rate debt since we effectively hedged nearly all of our variable rate debt. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

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

Based upon their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the third quarter of 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in “Note 9—Litigation” of the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there has been no material change in the status of the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document
2.1	Securities Purchase Agreement, dated as of September 6, 2006, by and among SCRE Investments, Inc., IPC Equity Holdings Limited, VSCRE Holdings, LLC and Ventas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 11, 2006.

4.1	Indenture, dated as of September 19, 2006, by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 333-133115.

4.2	First Supplemental Indenture, dated as of September 19, 2006, by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2006.

10.1	Exhibit C to Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

10.2	Exhibit C to Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

10.3	Exhibit C to Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

10.4	Exhibit C to Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2006

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and
Chief Financial Officer

Exhibits

Exhibit Number	Description of Document	Location of Document
2.1	Securities Purchase Agreement, dated as of September 6, 2006, by and among SCRE Investments, Inc., IPC Equity Holdings Limited, VSCRE Holdings, LLC and Ventas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 11, 2006.

4.1	Indenture, dated as of September 19, 2006, by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 333-133115.

4.2	First Supplemental Indenture, dated as of September 19, 2006, by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2006.

10.1	Exhibit C to Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

10.2	Exhibit C to Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

10.3	Exhibit C to Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

10.4	Exhibit C to Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2006.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.