Form 10-K
period 2006-12-31
VENTAS INC
filed 2007-02-22
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.25 per share, held by non-affiliates of the Registrant as of June 30, 2006 was approximately $3.5 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 14, 2007, 106,269,462 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, acquisitions, investment opportunities, merger integration, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation:

•

The ability and willingness of our operators, tenants, borrowers, managers and other third parties, as applicable, to meet and/or perform the obligations under their various contractual arrangements with us;

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

•

The ability of our operators, tenants, borrowers and managers, as applicable, to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities;

•

Our success in implementing our business strategy and our ability to identify, underwrite, consummate and integrate diversifying acquisitions or investments, including those in different asset types and outside the United States;

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing;

•	The ability of our operators and managers, as applicable, to deliver high quality services and to attract residents and patients;

•	The results of litigation affecting us;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	The movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

i

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2006 and for the year ending December 31, 2007;

•

The ability and willingness of our tenants to renew their leases with us upon expiration of the leases, including without limitation Kindred’s willingness to renew any or all of its bundles of leased properties expiring in 2008, and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•

Risks associated with our proposed acquisition of Sunrise Senior Living REIT (“Sunrise REIT”), including our ability to successfully complete the transaction on the contemplated terms and to timely and fully realize the expected revenues and cost savings therefrom;

•	The movement of U.S. and Canadian exchange rates;

•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred, and our earnings; and

•

The impact on the liquidity, financial condition and results of operations of our operators, tenants, borrowers and managers, as applicable, resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators, tenants, borrowers and managers to accurately estimate the magnitude of these liabilities.

Many of these factors, some of which we describe in greater detail in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.

Kindred and Brookdale Senior Living Information

Each of Kindred and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale and Alterra, “Brookdale Senior Living”) is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Annual Report on Form 10-K is derived from filings made by Kindred or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ElderTrust Operating Limited Partnership (“ETOP”) to file an Annual Report on Form 10-K for the year ended December 31, 2006. ETOP’s Annual Report, upon filing, shall be deemed incorporated by reference in this Annual Report on Form 10-K.

ii

iii

PART I

ITEM 1.	Business

BUSINESS

Overview

We are a healthcare REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States. As of December 31, 2006, this portfolio consisted of 172 seniors housing properties, 218 skilled nursing facilities, 43 hospitals and 19 other communities in 43 states. Except with respect to our medical office buildings, we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of December 31, 2006.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and PSLT OP, L.P. (“PSLT OP”), and ETOP, in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties.

We were incorporated in Kentucky in 1983, commenced operations in 1985 and reorganized as a Delaware corporation in 1987. We operate through one reportable segment: investment in real estate. See our Consolidated Financial Statements and the related notes, including “Note 2—Summary of Significant Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Our business strategy is comprised of two primary objectives: (1) diversifying our portfolio of properties and (2) increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, facility type, geography and reimbursement source through investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets across a wide spectrum.

Portfolio of Properties

As of December 31, 2006, Ventas Realty owned 425 of our properties, consisting of 158 seniors housing communities (including 84 seniors housing communities owned by PSLT OP), 41 hospitals, 213 skilled nursing facilities (including one owned by PSLT OP) and 13 other properties, and ETOP owned 17 of our properties, consisting of nine seniors housing communities, five skilled nursing facilities and three other properties. We and certain of our other subsidiaries owned the remaining ten properties.

The following table provides an overview of our portfolio of properties and other real estate investments:

	As of and For the Year Ended December 31, 2006
Portfolio by Type	# of Properties	# of Beds/Units	Revenue	Percent of Total Revenues		Original Investment	Percent of Original Investment	Original Investment Per Bed/Unit	Number of States (1)
	(dollars in thousands)
Seniors Housing and Healthcare-Related Properties
Seniors housing communities	172	17,508	$169,023	39.5%		$2,328,840	62.8%	$133.0	31
Skilled nursing facilities	218	27,387	158,795	37.1		952,333	25.7	34.8	30
Hospitals	43	4,044	82,331	19.2		372,755	10.1	92.2	19
Other properties	19	122	8,300	1.9		53,909	1.4	nm	5

Total seniors housing and healthcare-related properties	452	49,061	$418,449	97.7		$3,707,837	100%		43

Other Real Estate Investments
Loans receivable	7	604	7,014	1.6

Total	459	49,665	$425,463	99.3	%(2)

(1)	As of December 31, 2006, we owned seniors housing and healthcare-related properties located in 43 states operated by 18 different operators.
(2)	The remainder of our total revenues is interest and other income.

nm - not meaningful.

Seniors Housing and Healthcare-Related Properties

Seniors Housing Communities.    Our seniors housing communities are comprised of assisted and independent living facilities that offer residential units on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Residents of these facilities are provided meals in a central dining area and engage in group activities organized by the staff. Assisted living residents may also be provided personal supervision and daily assistance with eating, bathing, grooming and administering medication that make it possible for them to live independently.

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

Other Properties.    Our other properties consist of medical office buildings, which offer office space primarily to physicians and other healthcare-related businesses, and personal care facilities, which provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

Other Real Estate Investments

As of December 31, 2006, our other real estate investments consisted of six first mortgage loans, secured by seven properties, in the outstanding aggregate principal amount of $35.9 million.

Each first mortgage loan accrues interest at a rate of 9% per annum and provides for monthly amortization of principal with a balloon payment maturity date ranging between February and December 2010. Three of these loans were extended in conjunction with the buy-out of our $21.4 million investment in eight distressed mortgage loans and are guaranteed by a third party, unrelated to the borrower, and its two principals. The remaining three loans are guaranteed by an affiliate of the borrower and its two principals.

See “Note 7—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Diversification

Our portfolio of seniors housing and healthcare-related properties is broadly diversified by geographic location in the United States, with properties in two states comprising more than 10% of our 2006 total revenues. The following table shows our rental income derived by geographic location:

	For the Year Ended December 31, 2006
	Rental Income	Percent of Total Revenues
	(dollars in thousands)
State
Illinois	$50,860	11.9%
California	49,324	11.5%
Massachusetts	37,453	8.7%
Florida	30,694	7.2%
Indiana	20,606	4.8%
Ohio	18,828	4.4%
Kentucky	15,667	3.7%
North Carolina	14,732	3.4%
Texas	14,258	3.3%
Pennsylvania	14,003	3.3%
Other (33 states)	152,024	35.5%

Total	$418,449	97.7	%(1)

(1)	The remainder of our total revenues is interest from loans receivable and interest and other income.

Certificates of Need

A majority of our skilled nursing facilities and hospitals are located in states that have certificate of need (“CON”) requirements. A CON, which is issued by a governmental agency with jurisdiction over healthcare facilities, is at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The CON rules and regulations may restrict our or our operators’ ability to expand our properties in certain circumstances.

The following table shows the percentage of our rental income derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	For the Year Ended December 31, 2006
	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	73.4%	50.9%	65.9%
States without CON requirements	26.6	49.1	34.1

Total	100.0%	100.0%	100.0%

Senior Care Acquisition

On November 7, 2006, we completed the acquisition of all of the outstanding equity interests of VSCRE Holdings, LLC (“VSCRE”) and all of the issued and outstanding beneficial interests of IPC AL Real Estate Investment Trust (“IPC”) in a transaction with SCRE Investments, Inc. (“SCRE”) and IPC Equity Holdings Limited. The aggregate consideration for the transaction was $602.4 million, consisting of approximately $422.6 million in cash, the assumption of $114.8 million of mortgage debt that we have since repaid and 1,708,279 shares of our common stock.

IPC and VSCRE, an entity recently formed for the purpose of acquiring real estate assets prior to its acquisition by us, consist of a portfolio of 64 senior care properties, comprised of four separate asset groups previously owned by 14 different predecessor entities. As a result of the consummation of the transaction, we, through IPC and VSCRE, acquired 40 assisted living communities, four multi-level retirement communities, 18 skilled nursing facilities and two rehabilitation hospitals in 15 states.

Following the acquisition, of IPC and VSCRE, the 64 properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”), an affiliate of SCRE, pursuant to the terms of a triple-net master lease having an initial term of 15 years and two five-year extensions. The tenants’ obligations under the master lease are guaranteed, directly or indirectly, by the tenants’ parent, Senior Care Operations Holdings, LLC, and its parent, Senior Care.

In connection with this acquisition, we have a committed to purchase two additional assisted living communities for approximately $18.5 million, subject to approval of the U.S. Department of Housing and Urban Development (“HUD”) of the loan assumptions by us relating to $9.0 million of mortgage debt encumbering those assets and satisfaction of certain other conditions. We expect to acquire these two assets in the first half of 2007.

Proposed Sunrise REIT Acquisition

On January 14, 2007, we and our wholly owned subsidiaries, 2124678 Ontario Inc. (the “Securities Purchaser”) and 2124680 Ontario Inc. (the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), entered into a purchase agreement (the “Purchase Agreement”) with Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, we have agreed to cause the Purchasers to acquire all of Sunrise REIT’s assets and to assume all of Sunrise REIT’s liabilities (the “Transaction”) for approximately $1.8 billion based on the exchange rates in effect at the time we entered into the Purchase Agreement.

At the effective time of the Transaction, the Securities Purchaser will purchase all of the interests and assume all of the liabilities of Sunrise REIT Canadian Holdings Inc. (“Canco”) and certain of Sunrise REIT’s intercompany notes held by Sub Trust, and the Asset Purchaser will acquire all of Sunrise REIT’s remaining assets and liabilities from Sunrise REIT, Sub Trust and UPREIT. If approved by Sunrise REIT’s unitholders, each unit of beneficial interest of Sunrise REIT outstanding immediately prior to the effective time will be redeemed at a redemption price of Cdn $15 in cash without any action on the part of the unitholders. The closing of the Transaction is scheduled to occur during the second quarter of 2007 and is subject to the satisfaction of customary closing conditions, including the approval of Sunrise REIT’s unitholders.

The Purchase Agreement is not subject to a financing condition. We expect to fund the Sunrise REIT acquisition through a fully committed bridge facility, composed of a $1.0 billion senior interim loan and a $600.0 million senior perpetual preferred stock issuance, and/or some combination of proceeds from asset sales (in whole or in part through joint venture arrangements with third parties), borrowings on our unsecured revolving credit facility, mortgage loan assumptions and other sources.

As a result of the Transaction, we will acquire a 100% interest in 18 senior living communities and a 75-85% interest in 56 additional senior living communities, with the minority interest in those 56 communities being owned by affiliates of Sunrise Senior Living, Inc. (“Sunrise”). Of the 74 communities, 63 are located in metropolitan areas of 17 U.S. states and 11 are located in the Canadian provinces of Ontario and British Columbia. In addition, we expect to acquire for a fixed price five communities in the U.S. and Canada that are currently under development. Upon closing, we expect to own in aggregate 527 assets in 43 U.S. states and two Canadian provinces.

On January 14, 2007, we also entered into a letter agreement (the “Letter Agreement”) with Sunrise. Sunrise and its affiliates manage Sunrise REIT’s senior living communities pursuant to various management and other agreements and have other contractual relationships with Sunrise REIT. The Letter Agreement provides for the modification of certain terms under the existing agreements between Sunrise REIT and its affiliates, on the one hand, and Sunrise and its affiliates, on the other hand (the “Existing Agreements”), to be reflected in definitive agreements between the parties, which modifications will be effective upon closing of the Transaction. Pursuant to the Letter Agreement, the Strategic Alliance Agreement dated as of December 23, 2004 between Sunrise and Sunrise REIT will be terminated effective upon the closing and replaced with a new agreement that will provide, among other things, a right of first offer to us to acquire properties developed by Sunrise or its affiliates in Canada and in certain locations of the United States, generally on the terms set forth in the existing Strategic Alliance Agreement, but subject to modification of those terms to address changes in circumstances and other matters. The Letter Agreement also (1) provides us assurances that Sunrise will cooperate with us in connection with our compliance with the REIT rules under the Internal Revenue Code of 1986, as amended (the “Code”), and in connection with our financial reporting obligations, (2) contains restrictions on our rights to transfer our interest in the acquired properties to transferees who compete with Sunrise or who do not meet certain requirements, (3) provides that Sunrise consents to the transactions contemplated by the Purchase Agreement and waives certain rights under the Existing Agreements, and (4) confirms our right of first offer to acquire certain properties and various factual matters. The Letter Agreement is binding upon closing of the Transaction, but is expected to be replaced by more definitive agreements as described above.

On February 14, 2007, Health Care Property Investors, Inc. (“HCPI”) submitted a proposal to acquire the assets of Sunrise REIT. HCPI has put forth an amended proposal and also proposed to enter into an agreement with Sunrise. We as well as Sunrise REIT, Sunrise and HCPI are seeking legal interpretations in the Ontario Superior Court of Justice concerning various agreements pertaining to the acquisition of Sunrise REIT.

Significant Tenants

As of December 31, 2006, approximately 27.4% and 37.4% of our properties, based on their original cost, were operated by Kindred and Brookdale Senior Living, respectively, and for the year then ended, Kindred and Brookdale Senior Living accounted for approximately 51.6% and 28.6%, respectively, of our total revenues. Our reliance on Kindred is a result of our spin off of Kindred in May 1998, pursuant to which we transferred to Kindred our previous hospital, nursing facility and ancillary services businesses and we retained substantially all of the real property which we leased to Kindred. Our reliance on Brookdale Senior Living is a result of our acquisition of Provident Senior Living Trust (“Provident”) in June 2005 and the subsequent combination of Brookdale and Alterra under Brookdale Senior Living.

Because we lease a substantial portion of our properties to Kindred and Brookdale Senior Living and each of them is a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us, and their willingness to renew those leases upon expiration of the initial base term thereof, will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy these obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred or Brookdale Senior Living will elect to renew its leases with us upon expiration of the initial base terms thereof. See “Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders, as required for us to continue to qualify as a REIT” included in Item 1A of this Annual Report on Form 10-K.

Kindred Master Leases

Each of our master lease agreements with Kindred (collectively, the “Kindred Master Leases”) is a triple-net lease pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into renewal bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to 15 years, commencing May 1, 1998, and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Seven bundles containing 64 facilities are scheduled to expire on April 30, 2008 if not renewed by Kindred on or before April 30, 2007. Kindred has stated that “disciplined M&A analysis [is] being applied by Kindred to evaluate each bundle.”

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at a specified rate over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease) contingent upon the satisfaction of specified facility revenue parameters. Assuming these revenue parameters are met, Base Rent due under the Kindred Master Leases will be $245.2 million from May 1, 2007 to April 30, 2008. See “Note 3—Revenues from Properties” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On May 9, 2006, we initiated our one-time right under each of the Kindred Master Leases to increase the annual rent on the 225 properties we lease to Kindred to “Fair Market Rental” levels effective July 19, 2006, using a predetermined process described in the Kindred Master Leases.

On October 6, 2006, the final appraisers designated by us and Kindred determined that the aggregate Fair Market Rental for our properties is approximately $239.0 million, representing an annualized increase of $33.1 million over the then existing Base Rent under the Kindred Master Leases. The final appraisers also specified that the market annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4, and is based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%, under Kindred Master Lease 2. Our receipt of the rental escalators in any given year remains contingent upon the facility annual revenue parameters set forth in the original Kindred Master Leases being satisfied.

On October 12, 2006, we exercised our election to increase aggregate Base Rent under all four Kindred Master Leases by $33.1 million per year, as determined by the final appraisers, and paid to Kindred a $4.6 million reset fee, as required by the Kindred Master Leases. Under the terms of the Kindred Master Leases, the new, increased Base Rent was effective as of July 19, 2006, and the revised rent escalators will apply commencing May 1, 2007.

Brookdale Senior Living Leases

Each of our leases with subsidiaries of Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents affecting the properties. Our leases with Brookdale have primary terms of 15 years, commencing either January 28, 2004 (in the case of 15 “Grand Court” properties we acquired in early 2004) or October 19, 2004 (in the case of the properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of 15 years, commencing either October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Under the terms of the Brookdale leases assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%.

Under the terms of the Brookdale leases with respect to the “Grand Court” properties, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%. The aggregate annualized contractual cash base rent expected from Brookdale Senior Living for 2007 is approximately $103.7 million, excluding variable interest Brookdale is obligated to pay as additional rent based on various variable rate mortgages assumed by us during the Provident acquisition. The aggregate annualized contractual GAAP rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding the variable interest, expected from Brookdale Senior Living for 2007 is approximately $119.6 million. See “Note 3–Revenues from Properties” and “Note 12—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Competition

We compete for real property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower cost of capital than we do. Our ability to continue to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us. See “Risks Arising from Our Business—We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets” included in Item 1A of this Annual Report on Form 10-K and “Note 8–Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The operators and managers, as applicable, of our properties compete on a local and regional basis with other seniors housing and healthcare operators. Their ability to compete successfully for residents and patients at our properties depends upon several factors, including the scope and quality of services provided, the operational reputation of the operator, physician referral patterns, physical appearance of the properties, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our healthcare operators’ and managers’ ability to compete successfully for patients at the properties. See “Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2006, we had 37 full-time employees. We consider the relationship with our employees to be good.

Insurance

We maintain and/or require in our existing leases that our tenants maintain liability and casualty insurance on the properties and their operations. For example, under the Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at those properties. However, we cannot assure you that Kindred or our other tenants will maintain such insurance, and any failure by our tenants to do so could have a Material Adverse Effect on us. We believe that our tenants are in substantial compliance with the insurance requirements contained in their respective leases with us.

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

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of certain of our properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed from time to time, and at any time, by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” Such changes may be applied retroactively under certain circumstances. In addition, private payors, including managed care payors, continually demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to intensify and continue. We cannot assure you that adequate third party reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

The operators of certain of our properties are subject to other extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. These laws authorize periodic inspections and investigations, and identification of deficiencies that, if not corrected, can result in sanctions that include suspension or loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Seniors Housing Communities.    Our seniors housing properties include independent and assisted living facilities. Independent living facilities provide services to residents such as housekeeping, meals and activities. Although residents of our independent living facilities generally do not require daily living assistance, they may obtain services such as bathing, eating and dressing. In contrast, assisted living facilities provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. Certain of our assisted living facilities offer more advanced levels of personal care for residents with Alzheimer’s disease or other forms of dementia, depending upon local regulation. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

Seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of seniors housing communities around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of these facilities. To date, Congress has deferred to state regulation of seniors housing communities. As a result of the increased federal scrutiny along with the rapid increase in the number of these facilities, some states have revised and strengthened their regulation of seniors housing communities. More states are expected to do the same in the future.

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

Hospitals.    Substantially all of our hospitals are operated as long-term acute care hospitals, which are hospitals that have a Medicare average length of stay greater than 25 days. Our hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” In order to receive Medicare and Medicaid reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services (“HHS”) relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Any significant expansion in the number or type of, or a violation of any of, these federal, state or local laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

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

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, the violation of which could result in significant criminal and civil penalties that can materially affect the operators of our properties. The federal laws include:

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

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Increased funding through recent federal and state legislation has led to a dramatic increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

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

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	Beginning on October 1, 2003, the Centers for Medicare & Medicaid Services (“CMS”) instituted a one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%; and

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”, sometimes referred to as the “Drug Bill”).

The Medicare and Medicaid programs, including payment levels and methods, are continually evolving and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect on their ability to make rental payments to us and which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The BBA mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”), which became effective on October 1, 2002 for cost reporting periods commencing on or after October 1, 2002. Long-term acute care hospitals have transitioned or are currently transitioning to LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs.

Under LTAC PPS, long-term acute care hospitals are reimbursed on a predetermined rate rather than on a reasonable cost basis that reflects costs incurred. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.

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

On May 12, 2006, CMS published its final rule updating LTAC PPS payment rates for the 2007 rate year (July 1, 2006 through June 30, 2007). The rule eliminated the annual market basket adjustment to Medicare payments for long-term acute care hospitals as of July 1, 2006. The rule also added new restrictions on payments for short-stay outlier cases, made adjustments to the labor portion of the federal rate and increased the short-stay outlier fixed loss threshold. CMS estimated that the combined effective decrease in rate year 2007 Medicare revenues for long-term acute care hospitals would be a nominal 3.7% on the total historical patient mix and volume. In addition, the final rule extended CMS’s authority, set to expire on October 1, 2006, to impose a one-time prospective budget neutrality adjustment to LTAC rates until July 1, 2008.

On August 18, 2006, as part of its annual hospital inpatient prospective payment system rulemaking, CMS published its final rule updating the LTC-DRG categorization system for LTAC PPS for the 2007 federal fiscal year (October 1, 2006 through September 30, 2007). In the final rule, CMS, among other things, revised the relative weights for each LTC-DRG used to estimate the resource needs of patients classified in each LTC-DRG. CMS estimated that the combined effect of these changes would result in an aggregate decrease in federal fiscal year 2007 Medicare revenues for long-term acute care hospitals of approximately 1.3%.

On December 26, 2006, CMS released a report from Research Triangle Institute (RTI) regarding the feasibility of implementing the recommendations made by the Medicare Payment Advisory Commission (MedPac) in June 2004 for the establishment of facility and patient criteria for long-term acute care hospitals and for an expanded role for Medicare’s Quality Improvement Organizations (QIOs) in monitoring compliance with the new criteria. CMS is expected to comment further on the RTI study when it releases its proposed rule on hospital inpatient prospective payment system rates for the 2008 rate year in April 2007.

On January 25, 2007, CMS released a pre-publication proposed rule proposing an increase of 0.71% in annual payment rates for the 2008 rate year (July 1, 2007 through June 30, 2008). In addition, CMS proposed: (1) revisions to payment methodologies impacting short-stay outliers, reducing payments by 0.9%; (2) adjustments to the wage index component of the federal payment, which CMS projects will reduce payments by 0.5%; and (3) an extension of the policy known as the “25 percent rule” to all long-term acute care hospitals, which CMS projects will reduce payments by 2.2%. CMS is also proposing that the annual update to the LTC-DRGs would be done in a budget neutral manner, and, therefore, the estimated aggregate LTAC PPS payments would be unaffected by the annual recalibration of LTC-DRGs. Overall, CMS estimates that the proposed rule will result in a decrease in payments to all Medicare-certified long-term acute care hospitals of 2.9%. The proposed rule is subject to a 60-day comment period.

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

In response to widespread healthcare industry concern about the reductions in payments under BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 and continuing until case mix refinements were implemented by CMS, as explained below. Under BBRA, outpatient rehabilitation therapy providers, including Part B nursing facilities, also received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005 pursuant to the Medicare Modernization Act. On January 1, 2006, these therapy limitations went into effect until the Deficit Reduction Act (“DRA”) was enacted. This new law retroactively established an exception process for the payment of all claims above the limits when such services are medically necessary. Under the rule published by CMS on August 18, 2006 described above, the annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap on occupational therapy were lifted for those patients who can demonstrate medical necessity. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 § 201, Pub. L. No. 109-432, which, among other things, extended the DRA process for obtaining relief from the therapy caps through December 31, 2007.

In addition, under CMS’s August 18, 2006 rule, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from federal fiscal year 2006 to 2010. The rule also includes various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

On August 4, 2005, CMS published its final rule under SNF PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006). Pursuant to the rule, CMS, among other things, refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA. CMS also increased the case mix index adjustment for all of the RUGs categories and implemented a market basket increase of 3%, effective October 1, 2005. CMS projected the overall effect of these changes to be a 0.1% increase in aggregate skilled nursing facility Medicare payments in federal fiscal year 2006, but within this aggregate CMS expected some facilities to have modest decreases and some to have modest increases.

Although CMS has updated SNF PPS payment rates in the past through annual rulemaking, for federal fiscal year 2007, CMS issued a guidance that payment rates under Medicare part A will increase by 3.1% beginning October 1, 2006. We cannot assure you that the payment rates under Medicare part A will not be changed by Congress or as to the extent of any such changes.

On November 1, 2006, the Secretary of Health and Human Services placed on public display his five-year review and update to the Medicare physician fee schedule entitled: “Medicare Program; Revisions to Payment Policies, Five-Year Review of Work Relative Value Units, Changes to the Practice Expense Methodology Under the Physician Fee Schedule, and Other Changes to Payment Under Part B; Revisions to the Payment Policies of Ambulance Services Under the Fee Schedule for Ambulance Services; and Ambulance Inflation Factor Update for CY 2007.” This final rule with a comment period was scheduled to be effective on January 1, 2007. The reduction in fees for physician and therapy services was overturned on December 20, 2006, when President Bush signed into law the Tax Relief and Health Care Act of 2006, which, among other things, reduced the overall payment reduction of 5% to zero.

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

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our properties. BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to hospitals and skilled nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for these providers. Furthermore, federal legislation restricts a skilled nursing facility operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents.

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have implemented, are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and skilled nursing facilities. Changes to Medicaid eligibility criteria are also possible thereby reducing the number of beneficiaries eligible to have their medical care reimbursed by government sources.

In the DRA, Congress made changes to the Medicaid program that are estimated to result in $10 billion in savings to the federal government over the next five years primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by the rule published by CMS on August 18, 2006 described above are also anticipated to reduce Medicaid payments to skilled nursing facility operators in the future. In addition, as part of the Tax Relief and Health Care Act of 2006, Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it is anticipated that this reduction should have a negligible effect, affecting only those states with taxes in excess of 5.5%. We have not yet ascertained the impact of this reduction on our skilled nursing facility operators.

At this time, it is not possible to predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the U.S. government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators, which, in turn, could have a Material Adverse Effect on us.

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

If the operators of certain of our properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators are adversely affected, the operators’ ability to make rental payments to us could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

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

We are generally indemnified by the current operators of our properties for contamination caused by those operators. For example, under the Kindred Master Leases, Kindred has agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date (including as a result of migration from adjacent properties not owned or operated by us or any of our affiliates other than Kindred and its direct affiliates). However, we cannot assure you that Kindred or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Kindred or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders, as required for us to continue to qualify as a REIT” included in Item 1A of this Annual Report on Form 10-K. We have also agreed to indemnify Kindred and certain of our other operators against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the lease commencement date for the applicable leased property.

We did not make any material capital expenditures in connection with these environmental, health, and safety laws, ordinances and regulations in 2006 and do not expect that we will have to make any such material capital expenditures during 2007.

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

Federal Income Taxation of Ventas

We elected REIT status beginning with the year ended December 31, 1999. Beginning with the 1999 tax year, we believe that we have satisfied the requirements to qualify as a REIT, and we intend to continue to qualify as a REIT for federal income tax purposes. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal income tax on net income that we currently distribute to stockholders. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from investment in a corporation.

Notwithstanding our qualification as a REIT, we will be subject to federal income tax on any undistributed taxable income, including undistributed net capital gains at regular corporate rates. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “—Requirements for Qualification as a REIT—Annual Distribution Requirements.” Under certain circumstances, we may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have (i) net income from the sale or other disposition of “foreclosure property” (see below) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on such income. See “—Requirements for Qualification as a REIT—Asset Tests.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income will be subject to a 100% tax.

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

In addition, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below) and nonetheless have maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the income attributable to the greater of the amount by which we failed the 75% or 95% tests (or, for our 2001 through 2004 taxable years, a 90% test in lieu of the 95% test), multiplied by a fraction intended to reflect our profitability. Further, if we were to violate one or more of the REIT asset tests (as discussed below) under certain circumstances, but the violation was due to reasonable cause and not willful neglect and we were to take certain remedial actions, we may avoid a loss of our REIT status by, among other things, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during a specified period. In addition, if we should fail to satisfy one or more requirements for REIT qualification, other than the 75% and 95% gross income tests and other than the assets test, but nonetheless maintain our qualification as a REIT because certain other requirements have been met, we may be subject to a $50,000 penalty for each failure. Finally, we will incur a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arms’-length basis.

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

In addition, to qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. We believe that we have not had any accumulated earnings and profits that are attributable to non-REIT periods, although the IRS is entitled to challenge that determination.

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

We believe, but we cannot assure you, that we have been and will continue to be in compliance with the gross income tests. If we fail to satisfy one or both gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year under certain relief provisions of the Code. If we were eligible to qualify under the relief provisions, a 100% tax would be imposed with respect to the income exceeding one or both of the gross income tests.

If we fail to satisfy one or both of the gross income tests and the relief provisions for any year, we will no longer qualify as a REIT. If we lose our REIT status, it would have a Material Adverse Effect on us.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interest in real property and in mortgages on real property and shares in other qualifying REITs) or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”). Second, of the investments not meeting the requirements of the 75% asset test, the value of any one issuer’s debt and equity securities owned by us (other than our interest in any entity classified as a partnership for federal income tax purposes, the stock of a taxable REIT subsidiary (as defined below) or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any one issuer’s outstanding voting securities (the “10% voting securities test”) or 10% of the value of any one issuer’s outstanding securities, subject to limited “safe harbor” exceptions (the “10% value test”). In addition, no more than 20% of the value of our assets can be represented by securities of taxable REIT subsidiaries.

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

Furthermore, if we fail any of the asset tests discussed above at the end of any quarter without curing such failure within 30 days after the end of such quarter, we would fail to qualify as a REIT, unless we were to qualify under certain relief provisions enacted as part of the American Jobs Creation Act of 2004. Under one of these relief provisions, if we were to fail the 5% asset test, the 10% voting securities test or the 10% value test, we nevertheless would continue to qualify as a REIT if the failure was due to the ownership of assets having a total value not exceeding the lesser of 1% of our assets at the end of the relevant quarter or $10 million, and we were to dispose of such assets (or otherwise meet such asset tests) within six months after the end of the quarter in which the failure was identified. If we were to fail to meet any of the REIT asset tests for a particular quarter, but we did not qualify for the relief for de minimis failures that is described in the preceding sentence, then we would be deemed to have satisfied the relevant asset test if: (i) following our identification of the failure, we were to file a schedule with a description of each asset that caused the failure; (ii) the failure was due to reasonable cause and not willful neglect; (iii) we were to dispose of the non-qualifying asset (or otherwise meet the relevant asset test) within six months after the last day of the quarter in which the failure was identified; and (iv) we were to pay a penalty tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during the period beginning on the first date of the failure and ending on the date we dispose of the asset (or otherwise cure the asset test failure). It is not possible to predict, however, whether in all circumstances we would be entitled to the benefit of these relief provisions. We intend to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take such other actions as may be required to comply with those tests.

We believe, but we cannot assure you, that we have been and will continue to be in compliance with the 75% asset test, the 10% voting securities test, the 10% value test and the 5% asset test. If we fail to satisfy any of these tests, we would lose our REIT status, which would have a Material Adverse Effect on us.

Foreclosure Property

The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a result of receiving income that does not qualify under the gross income tests; however, a corporate tax is imposed upon such net non-qualifying income from “foreclosure property.” Detailed rules specify the calculation of the tax, and the after-tax amount would increase the dividends we would be required to distribute to stockholders each year. See “—Annual Distribution Requirements” below.

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

Taxable REIT Subsidiaries

We are permitted to own up to 100% of a “taxable REIT subsidiary” or “TRS.” A TRS is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform otherwise impermissible tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) which would otherwise disqualify the REIT’s rental income under the REIT income tests. There are certain limits on the ability of a TRS to deduct interest payments made to us. In addition, we will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.

Annual Distribution Requirements

In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (i) the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if (i) declared before we timely file our tax return for such year, (ii) paid on or before the first regular dividend payment after such declaration, and (iii) we elect on our federal income tax return for the prior year to have a specified amount of the subsequent dividend as treated as paid in the prior year. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. If any taxes are paid in connection with the Built-in Gains Tax rules, these taxes will be deductible in computing REIT taxable income. Furthermore, if we fail to distribute during each calendar year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

We believe, but we cannot assure you, that we have satisfied the annual distribution requirements for the year of our REIT election and each year thereafter. Although we intend to continue meeting the annual distribution requirements to qualify as a REIT for federal income tax purposes for the year ended December 31, 2006 and subsequent years, it is possible that economic, market, legal, tax or other considerations may limit our ability to meet such requirements. As a result, if we were not able to meet the annual distribution requirement, we would fail to qualify as a REIT.

Failure to Continue to Qualify

If we fail to satisfy one or more requirements for REIT qualification, other than an asset or income test violation of a type for which relief is otherwise available as described above, we would retain our REIT qualification if the failure was due to reasonable cause and not willful neglect, and if we were to pay a penalty of $50,000 for each such failure. It is not possible to predict whether in all circumstances we would be entitled to the benefit of this relief provision.

If our election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests) and no relief provisions were to apply, we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates except to the extent of net operating loss and capital loss carryforwards. Distributions to stockholders would not be deductible by us, nor would they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is impossible to predict whether we would be entitled to such statutory relief.

Federal Income Taxation of U.S. Stockholders

As used herein, the term “U.S. Stockholder” means a holder of our common stock that for U.S. federal income tax purposes is (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created or organized in or under the laws of the United States or of any political subdivision thereof, (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source or (iv) any trust with respect to which (A) a U.S. court is able to exercise primary supervision over the administration of such trust, or (B) an election has been made under applicable Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If a partnership holds our common stock, the tax treatment of a partner will generally depend on the status of the partner and on the activities of the partnership. Partners of partnerships holding our stock should consult their tax advisors.

As long as we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taken into account by such U.S. Stockholders as ordinary income and will not be eligible for the capital gains tax rate (i.e., qualified dividends rate) generally available to individuals or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. The tax rates applicable to such capital gains are discussed below. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder’s shares, such distributions will be included in income as capital gains. The tax rate applicable to such capital gain will depend on the stockholder’s holding period for the shares. In addition, any distribution declared by us in October, November or December of any year and payable to a stockholder of record on a specified date in any such month shall be treated as both paid by us and received by the stockholder on December 31 of such year, provided that the distribution is actually paid by us during January of the following calendar year.

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

Stockholders may not include in their individual income tax returns any of our net operating losses or net capital losses. Instead, such losses would be carried over by us for potential offset against our future income (subject to certain limitations). Taxable distributions from us and gain from the disposition of our common stock will not be treated as passive activity income, and, therefore, stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from us generally will be treated as investment income for purposes of the investment interest limitations.

We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as to the portion that is a “15% rate gain distribution” and the portion that is an unrecaptured Section 1250 distribution. A 15% rate gain distribution is a capital gain distribution to domestic stockholders that are individuals, estates or trusts at a maximum of 15%. An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic stockholders that are individuals, estates or trusts at a maximum rate of 25%.

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

Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s shares, but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (i) a lower treaty rate applies and the required IRS Form W-8BEN evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (ii) the Non-U.S. Stockholder files an IRS Form W-8ECI or a successor form with us or the appropriate withholding agent properly claiming that the distributions are effectively connected with the Non-U.S. Stockholder’s conduct of a U.S. trade or business.

For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 5% of our shares and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 5% of our shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA made to a Non-U.S. Stockholder that owns more than 5% of our shares also may be subject to 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% of any distribution to a Non-U.S. Stockholder that owns more than 5% of our shares which is or could be designated as a capital gain dividend. Thus, if we designate previously made distributions as capital gain dividends, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends for purposes of FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder’s FIRPTA tax liability. It should be noted that the 35% withholding tax rate on capital gain dividends paid to Non-U.S. Stockholders owning more than 5% of our shares is higher than the maximum rate on long-term capital gains of individuals. Capital gain dividends not attributable to gain on the sale or exchange of U.S. real property interests are not subject to U.S. taxation if there is no requirement of withholding.

If a Non-U.S. Stockholder does not own more than 5% of our shares during the tax year within which the distribution is received, the gain will not be considered to be effectively connected with a U.S. business. As such, a Non-U.S. Stockholder who does not own more than 5% of our shares would not be required to file a U.S. federal income tax return by receiving such a distribution. In this case, the distribution will be treated as a REIT dividend to that Non-U.S. Stockholder and taxed as a REIT dividend that is not a capital gain distribution as described above. In addition, the branch profits tax will not apply to the distribution.

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

U.S. Stockholders should consult their own tax advisors regarding their qualifications for an exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. Stockholder will be allowed as a credit against the U.S. Stockholder’s U.S. federal income tax liability and may entitle the U.S. Stockholder to a refund, provided that the required information is furnished timely to the IRS.

Backup withholding tax and information reporting generally will not apply to distributions paid to Non-U.S. Stockholders outside the United States that are treated as (i) dividends subject to the 30% (or lower treaty rate) withholding tax described above, (ii) capital gain dividends or (iii) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a foreign broker that (i) is a U.S. person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or (iii) is a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A Non-U.S. Stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

Other Tax Considerations

We and our stockholders may be subject to state and local tax in states and localities in which we do business or own property. The tax treatment of us and our stockholders in those jurisdictions may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisors regarding the effect of state and local tax laws on their ownership of shares of our common stock.

ITEM 1A.	Risk Factors

RISK FACTORS

This section discusses the most significant factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected. In that event, the value of our securities could decline.

We have grouped these risk factors into three general categories:

•	Risks arising from our business;

•	Risks arising from our capital structure; and

•	Risks arising from our status as a REIT.

Risks Arising from Our Business

We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required for us to continue to qualify as a REIT.

We are dependent on Kindred and Brookdale Senior Living in the following ways:

•

We lease a substantial portion of our properties to Kindred and subsidiaries of Brookdale Senior Living, and therefore Kindred and Brookdale Senior Living accounted for most of our total revenues in 2006 and 2005, and they are expected to continue to be significant sources of our revenues; and

•

Since the Kindred Master Leases and our leases with subsidiaries of Brookdale Senior Living are triple-net leases, we depend on Kindred and those subsidiaries to pay insurance, taxes, utilities and maintenance and repair expenses required in connection with the leased properties.

We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with us. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties. Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us or to effectively conduct its operations could have a Material Adverse Effect on us.

We may be unable to find another tenant or operator for our properties if we have to replace Kindred, subsidiaries of Brookdale Senior Living or any of our other tenants or operators.

We may have to find another tenant or operator for the properties covered by one or more of the Kindred Master Leases or our leases with subsidiaries of Brookdale Senior Living or any of our other tenants or operators upon the expiration of the terms of the applicable lease or upon a default by Kindred or any of those subsidiaries, tenants or operators. During any period that we are attempting to locate one or more tenants or operators, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that Kindred, subsidiaries of Brookdale Senior Living or any of our other tenants or operators will elect to renew their respective leases with us upon expiration of the terms thereof, nor can we assure you that we will be able to locate another suitable tenant or operator or, if we are successful in locating such a tenant/operator, that the rental payments from that new tenant or operator would not be significantly less than the existing rental payments. Our ability to locate another suitable tenant or operator may be significantly delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets.

We intend to continue to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets domestically and internationally, subject to the contractual restrictions contained in our revolving credit facility and the indentures governing our outstanding senior notes. Investments in and acquisitions of these properties entail general risks associated with any real estate investment, including risks that the investment will fail to perform in accordance with expectations, that the estimates of the cost of improvements necessary for acquired properties will prove inaccurate or that the tenant/operator will fail to meet performance expectations. In addition, investments in and acquisitions of properties outside the United States, would subject us to legal, economic and market risks associated with operating in foreign countries, such as currency and tax risks. Any new development projects that we pursue would also be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the risk of incurring development costs in connection with projects that are not pursued to completion. In addition, we may borrow to finance any investments in, and/or acquisitions or development of, seniors housing, healthcare-related and/ or other properties, which would increase our leverage.

We compete for investment or acquisition opportunities with entities that have substantially greater financial resources than we do. Our ability to compete successfully for these opportunities is affected by many factors, including our cost of obtaining debt and equity capital at rates comparable to or better than our competitors. Competition generally may reduce the number of suitable investment or acquisition opportunities available to us and increase the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition or development activities. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K. Even if we succeed in identifying and competing for investment or acquisition opportunities, these opportunities would subject us to the risk that the value of the properties or businesses we invest in or acquire could decrease substantially after such investment or acquisition, that we might be unable to accurately assess the value of properties or businesses that are not of the type we currently own or that the investment or acquisition would divert management’s attention from our existing business, some or all of which could have a Material Adverse Effect on us.

Furthermore, as we continue to implement our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets or businesses, we intend to increase the number of operators of our properties and, potentially, our business segments. We cannot assure you that we will have the capabilities to successfully monitor and manage a portfolio of properties with a growing number of operators and/or manage such businesses.

Our investments are concentrated in seniors housing and healthcare-related properties, making us more vulnerable economically than if our investments were diversified.

We invest primarily in real estate—in particular, seniors housing and healthcare-related properties. Accordingly, we are exposed to the risks inherent in concentrating investments in real estate, and these risks become even greater due to the fact that all of our investments are in properties used in the seniors housing or healthcare industries. A downturn in the real estate industry could adversely affect the value of our properties. A downturn in the seniors housing or healthcare industries could negatively impact our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our tenants/operators. Our ability to invest in non-seniors housing or non-healthcare-related properties is restricted by the terms of our revolving credit facility, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of seniors housing or healthcare.

We may not complete the proposed acquisition of Sunrise REIT, and if we do, we may not be able to successfully integrate Sunrise REIT’s operations or we may not realize the intended benefits of the Transaction, each of which could adversely affect our financial condition and results of operations.

It is possible that the proposed acquisition of Sunrise REIT may not be completed. The parties’ obligations to complete the Transaction are subject to the satisfaction or waiver of specified conditions, some of which are beyond our control. For example, the Transaction is conditioned on the receipt of the required approval of Sunrise REIT’s unitholders. If this approval is not received, the Transaction cannot be completed even if all of the other conditions are satisfied or waived. If we do not complete the proposed acquisition of Sunrise REIT for any reason, we will have incurred substantial costs related to the Transaction, such as legal, accounting and certain financial advisor fees, which must be paid even if the Transaction is not completed (although we will be entitled to receive a termination fee under certain circumstances).

Even if we complete the proposed acquisition of Sunrise REIT, however, we will be subject to a number of operating risks, including the risks that:

•	we may not effectively integrate the operations of Sunrise REIT;

•	the acquired properties may not perform as well as we anticipate due to various factors, such as disruptions caused by the integration of operations with us and changes in economic conditions;

•	the diversion of management attention to the integration of operations could have a negative impact on our existing business; and

•

we may experience greater than expected costs or difficulties relating to the integration of Sunrise REIT and/or may not realize the expected revenues and cost savings from the Transaction within the expected timeframe, if at all.

Certain of our tenants and operators, including Kindred, may be adversely affected by increasing healthcare regulation and enforcement.

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

If Kindred or our other tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Kindred and our other tenants and operators also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In addition, Kindred could incur significant expenses in complying with a corporate integrity agreement that was part of its previous settlement with the federal government, and any failure to comply with that agreement could have a material adverse effect on its results of operations, financial condition and its ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on Kindred and our other tenants and operators, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators.

Kindred and certain of our other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers, such as the proposed rule issued by CMS on January 25, 2007 updating LTAC PPS payment rates for the 2008 rate year. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by Kindred and other tenants and operators which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and certain of our other tenants and operators, which, in turn, could have a Material Adverse Effect on us.

Significant legal actions could subject our operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operation.

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

Operators that insure their professional liability risks through their own captive limited purpose entities generally estimate the future cost of professional liability through actuarial studies which rely primarily on historical data. However, due to the increase in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and we cannot assure you that these operators’ reserves for future claims will be adequate to cover the actual cost of those claims. If the actual cost of claims is significantly higher than the operators’ reserves, it could have a material adverse effect on the operators’ liquidity, financial condition and results of operation and on their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Our operators may be sued under a federal whistleblower statute.

Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the operators’ liquidity, financial condition and results of operation and on their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by the current operators of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs. See “Governmental Regulation—Environmental Regulation” included in Item 1 of this Annual Report on Form 10-K.

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

•

liabilities, whether or not incurred in the ordinary course of business, relating to periods prior to the Provident acquisition, including periods prior to Provident’s acquisition of the Brookdale and Alterra properties;

•	claims for indemnification by general partners, directors, officers and others indemnified by Provident or the former property owners; and

•	liabilities for taxes relating to periods prior to the Provident acquisition, including taxes associated with the acquisition or prior ownership of the Brookdale and Alterra properties.

As a result, we cannot assure you that the Provident acquisition will be successful or will not, in fact, harm our business. Among other things, if Provident’s liabilities are greater than expected, or if there are obligations of Provident of which we were not aware at the time we completed the acquisition, or if the Provident acquisition fails to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, it could have a Material Adverse Effect on us.

Risks Arising from Our Capital Structure

We may become more leveraged.

As of December 31, 2006, we had approximately $2.3 billion of indebtedness. Our revolving credit facility and the indentures governing our outstanding senior notes permit us to incur substantial additional debt, and we may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and to make distributions to stockholders. A high level of indebtedness could also have the following consequences:

•

Potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;

•	Potential impairment of our ability to obtain additional financing for our business strategy; and

•	Potential downgrade in the rating of our debt securities by one or more rating agencies which could have the effect of, among other things, increasing our cost of borrowing.

We may be unable to raise additional capital necessary to consummate the proposed Sunrise REIT acquisition, to continue to implement our business plan and to meet our debt payments.

In order to consummate the proposed Sunrise REIT acquisition, to continue to implement our business plan and to meet our debt payments, we may need to raise additional capital. Although we expect to fund a portion of the acquisition through a fully committed bridge facility, composed of a $1.0 billion senior interim loan and a $600.0 million perpetual preferred stock issuance, we will be required to repay any amounts drawn on the loan within one year from the closing date. The amount of additional indebtedness we may incur is limited by the terms of our revolving credit facility and the indentures governing our outstanding senior notes. In addition, adverse economic conditions could cause the terms on which we are able to borrow additional funds to become unfavorable. In those circumstances, we may be required to raise additional equity in the capital markets or liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could result in adverse tax consequences to us. Moreover, certain healthcare regulations may constrain our ability to sell assets. We cannot assure you that we will be able to raise the necessary capital to consummate the proposed Sunrise REIT acquisition, to continue to implement our business plan or to meet our debt service obligations, and the failure to do so could have a Material Adverse Effect on us.

We have now, and may have in the future, exposure to floating interest rates, which could have the effect of reducing our profitability.

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain of our debt obligations are floating rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our obligations create interest rate risk and can have the effect of reducing our profitability or making our lease and other revenue insufficient to meet our obligations. The amount of floating rate debt versus fixed rate debt we may incur is not limited.

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

In the event that timing differences occur or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations; however, see “—Risks Arising from Our Capital Structure—We may be unable to raise additional capital necessary to consummate the proposed Sunrise REIT acquisition, to continue to implement our business plan and to meet our debt payments.” The terms of our revolving credit facility and the indentures governing our outstanding senior notes restrict our ability to engage in some of these transactions.

We may still be subject to corporate level taxes.

Following our REIT election and due to the acquisition of Provident, we are considered to be a former C corporation for income tax purposes. Therefore, we remain potentially subject to corporate level taxes for any Kindred asset dispositions occurring before December 31, 2008. Also, as a consequence of the Provident acquisition, we remain potentially subject to corporate level taxes if we dispose of any of the Brookdale properties before November 2014.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Seniors Housing and Healthcare-Related Properties

As of December 31, 2006, we owned 172 seniors housing communities, 218 skilled nursing facilities, 43 hospitals and 19 other properties in 43 states. We believe that the geographic diversity of the properties makes our portfolio less susceptible to adverse changes in state reimbursement and regulation and regional economic downturns.

At December 31, 2006, we had mortgage loan obligations outstanding in the aggregate principal amount of $734.0 million, secured by certain of our properties. On January 2, 2007, we repaid one of the mortgages in its entirety. The outstanding balance of this obligation at December 31, 2006 was $114.4 million.

The following table sets forth select information regarding the properties we owned as of December 31, 2006 for each state in which we own property:

	As of December 31, 2006
	Seniors Housing Communities		Skilled Nursing Facilities		Hospitals		Other Properties
State	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Hospitals	Licensed Beds	Number of Properties
Alabama	2	220	3	443	—	—	—
Arizona	7	584	5	723	2	109	—
Arkansas	6	420	—	—	—	—	—
California	16	2,499	11	1,341	5	417	—
Colorado	2	133	4	515	1	68	—
Connecticut	3	373	6	736	—	—	—
Florida	16	1,636	—	—	6	491	4
Georgia	5	262	5	685	—	—	—
Idaho	1	70	8	791	—	—	—
Illinois	9	1,990	—	—	4	431	—
Indiana	8	946	15	2,313	1	59	—
Kansas	3	354	—	—	—	—	—
Kentucky	—	—	28	3,175	3	760	1
Louisiana	—	—	—	—	1	168	—
Maine	—	—	10	801	—	—	—
Maryland	—	—	3	462	—	—	—
Massachusetts	8	1,098	27	2,934	2	109	—
Michigan	5	560	—	—	1	220	—
Minnesota	8	542	1	140	—	—	—
Missouri	1	173	—	—	2	227	—
Montana	—	—	2	331	—	—	—
Nebraska	1	136	1	163	—	—	—
Nevada	1	152	2	180	1	52	—
New Hampshire	—	—	3	512	—	—	—
New Jersey	2	195	1	153	—	—	1
New Mexico	2	344	—	—	1	61	—
New York	9	910	—	—	—	—	—
North Carolina	4	231	19	2,312	1	124	—
Ohio	16	1,213	16	2,127	1	29	—
Oklahoma	—	—	—	—	1	59	—
Oregon	—	—	2	254	—	—	—
Pennsylvania	19	1,188	6	797	2	115	2
Rhode Island	—	—	2	201	—	—	—
South Carolina	2	117	—	—	—	—	—
Tennessee	5	341	4	681	1	49	—
Texas	1	138	—	—	7	496	11
Utah	—	—	5	620	—	—	—
Vermont	—	—	1	160	—	—	—
Virginia	2	177	4	629	—	—	—
Washington	3	320	9	885	—	—	—
West Virginia	1	64	—	—	—	—	—
Wisconsin	4	122	11	1,872	—	—	—
Wyoming	—	—	4	451	—	—	—

Total	172	17,508	218	27,387	43	4,044	19

Other Real Estate Investments

As of December 31, 2006, our other real estate investments consisted of six first mortgage loans, secured by seven properties, in the outstanding aggregate principal amount of $35.9 million.

Each first mortgage loan accrues interest at a rate of 9% per annum and provides for monthly amortization of principal with a balloon payment maturity date ranging between February and December 2010. Three of these loans were extended in conjunction with the buy-out of our $21.4 million investment in eight distressed mortgage loans and are guaranteed by a third party, unrelated to the borrower, and its two principals. The remaining three loans are guaranteed by an affiliate of the borrower and its two principals.

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

In addition, in connection with our pending acquisition of Sunrise REIT and the competing offer from Health Care Property Investors, Inc., we are a party to proceedings in the Ontario Superior Court of Justice seeking legal interpretations of our rights under various agreements pertaining to the acquisition. Notices of application concerning the proceedings were filed on February 18, 2007 and February 21, 2007.

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

	Sales Price of Common Stock
	High	Low	Dividends Declared
2005
First Quarter	$27.68	$24.43	$0.360
Second Quarter	31.62	25.10	0.360
Third Quarter	32.39	28.87	0.360
Fourth Quarter	32.71	29.25	0.360

2006
First Quarter	$34.66	$29.54	$0.395
Second Quarter	34.48	30.66	0.395
Third Quarter	40.07	33.51	0.395
Fourth Quarter	42.40	36.50	0.395

As of February 14, 2007, there were 106,269,462 shares of our common stock outstanding held by approximately 3,175 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock. On February 16, 2007, our Board of Directors declared the first quarterly installment of our 2007 dividend in the amount of $0.475 per share, payable on March 30, 2007 to stockholders of record on March 20, 2007. We expect to distribute 100% or more of our taxable net income to our stockholders for 2007.

Our Board of Directors normally makes decisions regarding the frequency and amount of our dividends on a quarterly basis. Because the Board considers a number of factors when making these decisions, we cannot assure you that we will maintain the policy stated above. Please see “Cautionary Statements” and the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K for a description of other factors that may affect our distribution policy.

Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 15—Capital Stock” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Director and Employee Stock Sales

Certain of our directors, executive officers and other employees have adopted and may, from time to time in the future, adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize their equity-based compensation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information with respect to our equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders (1)	1,118,051	$24.27	8,373,727
Equity compensation plans not approved by stockholders (2)	18,924	N/A	1,145,354

Total	1,136,975	$24.27	9,519,081

(1)	These plans consist of (i) the 1987 Incentive Compensation Program (Employee Plan); (ii) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (iii) the 2000 Incentive Compensation Plan (Employee Plan) (formerly known as the 1997 Incentive Compensation Plan); (iv) the 2004 Stock Plan for Directors (which amended and restated the 2000 Stock Option Plan for Directors (formerly known as the 1997 Stock Option Plan for Non-Employee Directors)); (v) the Employee and Director Stock Purchase Plan; (vi) the 2006 Incentive Plan; and (vii) the 2006 Stock Plan for Directors.
(2)	These plans consist of (i) the Common Stock Purchase Plan for Directors, under which our non-employee directors may receive common stock in lieu of directors’ fees, (ii) the Nonemployee Director Deferred Stock Compensation Plan, under which our non-employee directors may receive units convertible on a one-for-one basis into common stock in lieu of director fees, and (iii) the Executive Deferred Stock Compensation Plan, under which our executive officers may receive units convertible on a one-for-one basis into common stock in lieu of compensation.

Stock Repurchases

During the fourth quarter ended December 31, 2006, no purchases of our common stock were made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act).

ITEM 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

	As of and For The Years Ended December 31,
	2006	2005	2004	2003	2002
Operating Data
Rental income	$418,449	$324,719	$232,076	$189,987	$174,822
Interest expense	141,094	105,581	66,105	61,660	72,384
General, administrative and professional fees	26,136	25,075	18,124	16,432	14,766
Income before discontinued operations	131,430	125,247	100,220	96,135	36,949
Discontinued operations	—	5,336	20,680	66,618	28,757
Net income	131,430	130,583	120,900	162,753	65,706

Per Share Data
Income per common share before discontinued operations, basic	$1.26	$1.32	$1.20	$1.21	$0.53
Net income per common share, basic	$1.26	$1.37	$1.45	$2.05	$0.95
Income per common share before discontinued operations, diluted	$1.25	$1.31	$1.19	$1.20	$0.53
Net income per common share, diluted	$1.25	$1.36	$1.43	$2.03	$0.93
Dividends declared per common share	$1.58	$1.44	$1.30	$1.07	$0.95

Other Data
Net cash provided by operating activities	$238,867	$223,764	$149,958	$137,366	$116,385
Net cash (used in) provided by investing activities	(481,974)	(615,041)	(298,695)	159,701	(34,140)
Net cash provided by (used in) financing activities	242,712	389,553	69,998	(217,418)	(98,386)
FFO (1)	249,668	213,203	150,322	152,631	84,083

Balance Sheet Data
Real estate investments, at cost	$3,707,837	$3,027,896	$1,512,211	$1,090,181	$1,221,406
Cash and cash equivalents	1,246	1,641	3,365	82,104	2,455
Total assets	3,253,800	2,639,118	1,126,935	812,850	895,780
Senior notes payable and other debt	2,329,053	1,802,564	843,178	640,562	707,709

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Key transactions that we completed in 2006;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	Our liquidity and capital resources; and

•	Our funds from operations.

Key Transactions in 2006

During 2006, we completed the following key transactions:

•	We acquired 64 senior care properties located in 15 states in a transaction valued at $602.4 million, and entered into a master lease agreement with a new tenant, Senior Care, Inc. (“Senior Care”).

•	We acquired eight seniors housing communities from two existing tenants in five separate transactions valued at $74.3 million.

•

We exercised our election to increase aggregate base rental under the four master lease agreements (the “Kindred Master Leases”) between us and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) by $33.1 million per year pursuant to the Rent Reset contained in the Kindred Master Leases, resulting in new aggregate annual base rental on the 225 properties we lease to Kindred of $239.0 million.

•

We entered into a $500.0 million unsecured revolving credit facility initially priced at 75 basis points over LIBOR, replacing our previous $300.0 million secured revolving credit facility that was priced at 145 basis points over LIBOR.

•	We issued $225.0 million of 6 3/4% unsecured senior notes, maturing on April 1, 2017, and $230.0 million of 3 7/8% convertible unsecured senior notes, maturing on November 15, 2011.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2006, 2005 and 2004.

Loans and Other Amounts Receivable from Third Parties

We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operations reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the applicable borrow or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of the factors previously mentioned.

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases, but including the majority of our leases with subsidiaries of Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living

Communities, Inc. and Alterra Healthcare Corporation, “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R).

As required, we adopted the provisions of this accounting standard on January 1, 2006. We applied the modified-prospective transition method of adoption in which compensation cost is recognized beginning on the date we adopted the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remain unvested on the adoption date. See “Note 10—Stock-Based Compensation” of the Notes to Condensed Consolidated Financial Statements regarding the effect the adoption of SFAS No. 123(R) had on our consolidated financial statements.

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

Results of Operations

The tables below show our results of operations for each year and the absolute and percentage change in those results from year to year.

Years Ended December 31, 2006 and 2005

	Year Ended December 31,		Change
	2006	2005	$	%
	(dollars in thousands)
Revenues:
Rental income	$418,449	$324,719	$93,730	28.9%
Interest income from loans receivable	7,014	5,001	2,013	40.3
Interest and other income	2,886	3,268	(382)	(11.7)

Total revenues	428,349	332,988	95,361	28.6

Expenses:
Interest	141,094	105,581	35,513	33.6
Depreciation and amortization	119,653	87,848	31,805	36.2
Property-level operating expenses	3,171	2,576	595	23.1
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,046 and $1,971 for the years ended 2006 and 2005, respectively)	26,136	25,075	1,061	4.2
Loss on extinguishment of debt	1,273	1,376	(103)	(7.5)
Rent reset costs	7,361	—	7,361	nm
Reversal of contingent liability	(1,769)	—	(1,769)	nm
Net gain on swap breakage	—	(981)	981	nm
Net proceeds from litigation settlement	—	(15,909)	15,909	nm
Contribution to charitable foundation	—	2,000	(2,000)	nm

Total expenses	296,919	207,566	89,353	43.0

Operating income	131,430	125,422	6,008	4.8
Net loss on real estate disposals	—	(175)	175	nm

Income before discontinued operations	131,430	125,247	6,183	4.9
Discontinued operations	—	5,336	(5,336)	nm

Net income	$131,430	$130,583	$847	0.6%

nm - not meaningful

Revenues

The increase in our 2006 rental income reflects the recognition of (i) $11.3 million in additional rent relating to the properties acquired during 2006 ($7.0 million relates to the Senior Care acquisition), (ii) $58.9 million in additional rent relating to the full year effect in 2006 of properties acquired during 2005 ($46.4 million relates to the Provident acquisition), (see “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements), (iii) $15 million of rental income resulting from the Rent Reset under the Kindred Master Leases, (iv) a $6.8 million increase in rent from Kindred resulting from the 3.5% annual escalator under the Kindred Master Leases effective May 1, 2006 (prior to the Rent Reset) and (v) $1.7 million of additional rental income resulting from rent escalations on various other properties.

Interest income from loans receivable, which includes amortization of deferred fees, increased $2.0 million in 2006 primarily as a result of a bridge loan issued to affiliates of the seller of the Senior Care properties, which bore interest at a rate of approximately 10.4% during the time the loan remained outstanding. We recognized approximately $3.4 million of interest income from this loan, which was repaid upon consummation of the Senior Care transaction in November 2006. This was partially offset by a net decrease of $1.7 million from interest income in connection with a $17.0 million mezzanine loan made to Trans Healthcare, Inc. (“THI”) in 2002, as this loan was repaid in full in March 2006. See “Note 7—Loans Receivable” of the Notes to Consolidated Financial Statements.

Expenses

Interest expense includes $3.3 million and $3.9 million of amortized deferred financing costs for the years ended December 31, 2006 and 2005, respectively. Interest expense included in discontinued operations was $0.6 million for the year ended December 31, 2005. Total interest expense, including interest allocated to discontinued operations, increased $34.9 million in 2006 over 2005, primarily due to $40.7 million of additional interest expense due to increased debt to fund acquisitions made during 2006, partially offset by a $5.8 million decrease from lower effective interest rates. Our effective interest rate decreased to 7.3% for the year ended December 31, 2006, from 7.6% for the year ended December 31, 2005.

Depreciation and amortization expense increased primarily due to the properties acquired during 2006 and 2005. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements.

The increase in general, administrative and professional fees is attributable primarily to the expensing of stock options as a result of our adoption of SFAS No. 123(R) at the beginning of 2006.

In April 2006, we refinanced our previous $300.0 million secured revolving credit facility and entered into a $500.0 million unsecured revolving credit facility, resulting in a loss from extinguishment of debt of $1.3 million primarily related to the write-off of unamortized deferred financing costs. In December 2005, we paid off our commercial mortgage backed securitires (“CMBS”) loan and incurred a loss on extinguishment of debt of $1.4 million primarily related to the write-off of unamortized deferred financing costs.

In connection with the Kindred Rent Reset process, we incurred approximately $7.4 million of one-time costs which we expensed during 2006. These costs included fees of the final appraisers and third party experts, consulting fees and legal fees and expenses.

During 2006, we were notified by the Internal Revenue Service that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit. See “Note 12—Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

As a result of anticipated lower variable rate debt balances due to the payoff of our CMBS loan in December 2005, we entered into an agreement with the counterparty to our interest rate swap to reduce the notional amount of the swap to $100.0 million, from $330.0 million, for its remaining term in exchange for a payment to the counterparty of approximately $2.3 million. In addition, we recognized $3.3 million of a previously deferred gain recorded in connection with our 1999 transaction to shorten the maturity of a separate interest rate swap.

During 2005, we settled our previously disclosed litigation against Sullivan & Cromwell LLP and received net proceeds of $15.9 million, after payment of expenses in connection with the settlement. See “Note 14—Litigation” of the Notes to Consolidated Financial Statements.

With $2.0 million of the net proceeds received from the litigation settlement, we established and funded the Ventas Charitable Foundation, Inc. (the “Foundation”) in 2005. The Foundation is used to support charitable and philanthropic causes important to the communities in which we operate and to our employees.

Discontinued Operations

We did not make any dispositions during the year ended December 31, 2006. In 2005, we completed the sale of one facility for $9.9 million in net cash proceeds and recognized a net gain on the sale of $5.1 million. In addition, the tenant paid us lease termination fees of approximately $0.2 million. The income of the property sold, net gain and lease termination fee were included in discontinued operations. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Change
	2005	2004	$	%
	(dollars in thousands)
Revenues:
Rental income	$324,719	$232,076	$92,643	39.9%
Interest income from loans receivable	5,001	2,958	2,043	69.1
Interest and other income	3,268	987	2,281	231.1

Total revenues	332,988	236,021	96,967	41.1

Expenses:
Interest	105,581	66,105	39,476	59.7
Depreciation and amortization	87,848	48,865	38,983	79.8
Property-level operating expenses	2,576	1,337	1,239	92.7
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,971 and $1,664 for the years ended 2005 and 2004, respectively)	25,075	18,124	6,951	38.4
Loss on extinguishment of debt	1,376	1,370	6	0.4
Net gain on swap breakage	(981)	—	(981)	nm
Net proceeds from litigation settlement	(15,909)	—	(15,909)	nm
Contribution to charitable foundation	2,000	—	2,000	nm

Total expenses	207,566	135,801	71,765	52.8

Operating income	125,422	100,220	25,202	25.1
Net loss on real estate disposals	(175)	—	(175)	nm

Income before discontinued operations	125,247	100,220	25,027	25.0
Discontinued operations	5,336	20,680	(15,344)	(74.2)

Net income	$130,583	$120,900	$9,683	8.0%

nm - not meaningful

Revenues

The increase in our 2005 rental income reflects the recognition of (i) $59.5 million in additional rent relating to the Provident acquisition in 2005 and $26.4 million in additional rent relating to the full year effect in 2005 of properties acquired during 2004 and the annual escalators in 2005 (see “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements) and (ii) a $6.7 million increase in rent from Kindred resulting from the 3.5% annual escalator under the Kindred Master Leases effective May 1, 2005.

Interest income from loans receivable, which includes amortization of deferred fees, increased $2.0 million in 2005 primarily as a result of interest income in connection with a $17.0 million mezzanine loan made to THI in 2002, of which $4.0 million principal amount remained outstanding at December 31, 2005, and interest income on the six first mortgage loans made in 2005. During 2005, we invested $21.4 million in a portfolio of eight distressed mortgage loans, on which we earned interest of $1.0 million. As of December 31, 2005, the balance on the distressed mortgage loans portfolio had been repaid in its entirety.

The increase in interest and other income primarily relates to $1.3 million of fees associated with our investment in the portfolio of eight distressed mortgage loans described above and $0.8 million related to the recovery in 2005 of a previously written-off receivable.

Expenses

Interest expense includes $3.9 million of amortized deferred financing costs for each of the years ended December 31, 2005 and 2004. Interest expense included in discontinued operations was $0.6 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively. Total interest expense, including interest allocated to discontinued operations, increased $39.0 million in 2005 over 2004, primarily due to $49.9 million of additional interest expense due to increased debt to fund acquisitions made during 2005, partially offset by a $10.9 million decrease from lower effective interest rates. Our effective interest rate decreased to 7.6% for the year ended December 31, 2005 from 8.4% for the year ended December 31, 2004.

Depreciation and amortization expense increased primarily due to the properties acquired during 2005. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements.

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

As a result of anticipated lower variable rate debt balances due to the payoff of our CMBS loan in December 2005, we entered into an agreement with the counterparty to our interest rate swap to reduce the notional amount of the swap to $100.0 million, from $330.0 million, for its remaining term in exchange for a payment to the counterparty of approximately $2.3 million. In addition, we recognized $3.3 million of a previously deferred gain recorded in connection with our 1999 transaction to shorten the maturity of a separate interest rate swap.

During the fourth quarter of 2005, we settled our previously disclosed litigation against Sullivan & Cromwell LLP and received net proceeds of $15.9 million, after payment of expenses in connection with the settlement. See “Note 14—Litigation” of the Notes to Consolidated Financial Statements.

With $2.0 million of the net proceeds received from the litigation settlement, we established and funded the Foundation in 2005.

Discontinued Operations

The decrease in discontinued operations is a result of a lower net gain on the sale of properties in 2005. Discontinued operations in 2004 includes the net income of two properties sold, whereas the discontinued operations in 2005 includes only the net income from one property sold.

In 2005, we completed the sale of one facility for $9.9 million in net cash proceeds and recognized a net gain on the sale of $5.1 million. In addition, the tenant paid us lease termination fees of approximately $0.2 million. In 2004, we completed the sale of two facilities for $21.1 million in net cash proceeds and recognized a net gain on the sale of $19.4 million. In addition, the tenant paid us lease termination fees approximating $0.5 million. The net gains and lease termination fees are included in discontinued operations for the respective years in which the dispositions occurred. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements.

Funds from Operations

Our funds from operations (“FFO”) for the five years ended December 31, 2006 are summarized in the following table:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net income	$131,430	$130,583	$120,900	$162,753	$65,706

Adjustments:
Depreciation on real estate assets	118,238	87,406	48,477	39,216	38,012
Loss (gain) on real estate disposals	—	175	—	—	(64)

Other items:
Discontinued operations:
Gain on sale of real estate	—	(5,114)	(19,428)	(51,781)	(23,450)
Depreciation on real estate assets	—	153	373	2,443	3,879

FFO	$249,668	$213,203	$150,322	$152,631	$84,083

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider FFO an appropriate measure of performance of an equity real estate investment trust (“REIT”) and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Market Risk

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our mortgage loans. Our obligations under our revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the original notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In 2003 and 2005, due to our lower expected future variable rate debt balances, we reduced the notional amount of the Swap to $330.0 million and then to $100.0 million for the remaining term of the Swap. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements. There are no collateral requirements under the Swap. As of December 31, 2006, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates:

	As of December 31,
	2006		2005
	(in thousands)
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
Notional amount	$100,000	N/A	$100,000	N/A
Gross book value	N/A	$2,052,293	N/A	$1,594,322
Fair value (1)	(429)	2,190,949	(1,580)	1,765,805
Fair value reflecting change in interest rates: (1)
-100 BPS	(1,725)	2,301,226	(3,847)	1,860,688
+100 BPS	830	2,088,514	634	1,677,903

(1)	The change in fair value of fixed rate debt was due to the issuance of approximately $455.0 million of fixed rate senior notes and the assumption of approximately $10.8 million of fixed rate debt as a result of our acquisitions during the year ended December 31, 2006, partially offset by a general increase in interest rates.

N/A Not applicable.

We paid $0.3 million under the Swap during the year ended December 31, 2006. Assuming that interest rates do not change, we estimate that we will pay less than $0.1 million on the Swap during the year ending December 31, 2007.

We had approximately $284.7 million and $208.2 million of variable rate debt outstanding as of December 31, 2006 and 2005, respectively. The increase in our outstanding variable rate debt from December 31, 2005 is primarily attributable to the assumption of $114.8 million of mortgage debt in conjunction with the Senior Care transaction that was repaid on January 2, 2007, offset by a reduction in our outstanding balance on the unsecured revolving credit facility. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $218.4 million as of December 31, 2006, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. As of December 31, 2006, there was minimal cash flow impact from the fluctuation of interest rates on variable rate debt since we effectively hedged nearly all of our variable rate debt. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

We may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies. Our market risk sensitive instruments are not entered into for trading purposes.

Credit Risk

As a result of our spin off of Kindred in May 1998 and the Provident acquisition in June 2005, we have a significant concentration of credit risk with Kindred and Brookdale Senior Living. For the years ended December 31, 2006 and 2005, Kindred accounted for $220.9 million, or 51.6% of our total revenues, and $199.1 million, or 59.8% of our total revenues, respectively, and Brookdale Senior Living accounted for $122.7 million, or 28.6% of our total revenues, and $76.2 million, or 22.9% of our total revenues, respectively. Accordingly, the financial condition of Kindred and Brookdale Senior Living and their ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our stockholders. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “Risk Factors—Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required to continue to qualify as a REIT” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 4—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

During 2006, our principal sources of liquidity were proceeds from debt issuances, cash flow from operations, borrowings under our unsecured and previous secured revolving credit facilities, proceeds from stock option exercises, and proceeds from the Distribution Reinvestment and Stock Purchase Plan. We anticipate that cash flow from operations over the next 12 months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or equity offerings.

We intend to continue to fund future investments through cash flow from operations, borrowings under our unsecured revolving credit facility, disposition of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of December 31, 2006, we had cash and cash equivalents of $1.2 million, escrow deposits and restricted cash of $80.0 million, and unused availability of $442.8 million under our revolving credit facility.

We expect to fund the Sunrise REIT acquisition through a fully committed bridge facility, composed of a $1.0 billion senior interim loan and a $600.0 million senior perpetual preferred stock issuance, and/or some combination of proceeds from asset sales (in whole or in part through joint venture arrangements with third parties), borrowings on our unsecured revolving credit facility, mortgage loans assumptions and other sources.

Revolving Credit Facilities

In April 2006, we entered into a $500.0 million unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility replaced our previous $300.0 million secured revolving credit facility. The Unsecured Revolving Credit Facility matures in 2009, with a one-year extension option subject to the satisfaction of certain conditions, and contains a $100.0 million “accordion feature” that permits us to increase our total borrowing capacity to $600.0 million. In February 2007, we gave notice of our intention to exercise the full amount of this accordion feature. We anticipate completing this transaction by the end of the first quarter, although there can be no assurance that it will close or, if it does, when the closing will occur.

Generally, borrowings outstanding under the Unsecured Revolving Credit Facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage, initially 0.75%. At December 31, 2006, the applicable percentage was 0.75%. Our previous secured revolving credit facility also bore interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage. The applicable percentage for the previous secured revolving credit facility was 1.45% from January 1, 2006 until its replacement in April 2006.

Convertible Senior Notes

In December 2006, we completed the offering of $230.0 million aggregate principal amount of our 3 7/8% Convertible Senior Notes due 2011 (the “Convertible Notes”). The Convertible Notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 15, 2011, at any time prior to the close of business on the second business day prior to the stated maturity, in each case into cash up to the principal amount of the Convertible Notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at an initial conversion rate of 22.1867 shares per $1,000 principal amount of notes (which equates to an initial conversion price of approximately $45.07 per share). The initial conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds $45.07 per share, adjusted downward in the case of quarterly dividends in excess of $0.395 per share, our earnings per share will be diluted.

Pursuant to the registration rights agreement entered into in connection with the Convertible Notes offering, we agreed to file a registration statement covering resales by the holders of shares of our common stock, if any, issued upon conversion of the Convertible Notes. We will not receive any proceeds in connection with any such resales.

Senior Notes Offerings

In September 2006, we completed the offering of $225.0 million aggregate principal amount of 6 3/4% Senior Notes due 2017 (the “2017 Senior Notes”) of Ventas Realty and Ventas Capital Corporation (collectively, the “Issuers”) at a  5/8% discount to par value.

In December 2005, we completed the offerings of $200.0 million aggregate principal amount of 6 1/2% Senior Notes due 2016 (the “2016 Senior Notes”) of the Issuers at a  1/2% discount to par value.

In June 2005, we completed the offering of $175.0 million aggregate principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes”) of the Issuers, and $175.0 million aggregate principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”) of the Issuers. In June 2005, we also completed the offering of $50.0 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which was in addition to the $125.0 million aggregate principal amount of 2014 Senior Notes originally issued in October 2004. The additional $50.0 million aggregate principal amount of the 2014 Senior Notes was issued at a 1% discount to par value. The additional $50.0 million aggregate principal amount and the original $125.0 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture.

In April 2002, we completed the offering of $175.0 million aggregate principal amount of 8 3/4% Senior Notes due 2009 (the “2009 Senior Notes”) of the Issuers, and $225.0 million aggregate principal amount of 9% Senior Notes due 2012 (the “2012 Senior Notes”) of the Issuers. In December 2002, we purchased $0.8 million principal amount of 2009 Senior Notes and $33.2 million principal amount of 2012 Senior Notes in open market transactions.

As of December 31, 2006, $174.2 million principal amount of 2009 Senior Notes, $175.0 million principal amount of 2010 Senior Notes, $191.8 million principal amount of 2012 Senior Notes, $175.0 million principal amount of 2014 Senior Notes, $175.0 million principal amount of 2015 Senior Notes, $200.0 million principal amount of 2016 Senior Notes and $225.0 million principal amount of the 2017 Senior Notes (collectively, the “Senior Notes”) were outstanding. We and certain of our subsidiaries have fully and unconditionally guaranteed the Senior Notes.

The Unsecured Revolving Credit Facility, the Senior Notes and the Convertible Notes are subject to a number of restrictive covenants. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements.

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

Pursuant to the registration rights agreements entered into in connection with the 2016 Senior Notes offerings, on April 7, 2006, we completed an offer to exchange the 2016 Senior Notes with a new series of notes that are registered under the Securities Act and are otherwise substantially identical to the original 2016 Senior Notes, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer.

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). We declared dividends greater than 100% of estimated taxable income for 2005 and intend to pay a dividend greater than 100% of taxable income for 2006.

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

Capital Expenditures and Property Acquisitions

Except with respect to our medical office buildings and the properties we expect to acquire in connection with our proposed acquisition of Sunrise REIT, assuming the transaction closes (see “Note 18—Subsequent Events” of the Notes to Consolidated Financial Statements), capital expenditures to maintain and improve our leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of the Unsecured Revolving Credit Facility and the indentures governing the Convertible Notes and the Senior Notes.

Equity Offerings

In April 2006, we filed an automatic shelf registration statement on Form S-3 with the Commission relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous universal shelf registration statement, under which approximately $500.0 million of securities remained available for offering.

In July 2005, we completed the sale of 3,247,000 shares of our common stock in an underwritten public offering pursuant to our previous universal shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our previous secured revolving credit facility and for general corporate purposes, including the funding of acquisitions.

In March 2004, we completed the sale of 2,000,000 shares of our common stock in an underwritten public offering pursuant to our previous universal shelf registration statement. We received $51.1 million in net proceeds from the sale, which we used to repay indebtedness under our previous secured revolving credit facility and for general corporate purposes, including the funding of acquisitions.

Other

During 2006 and 2005, we assumed facility-level mortgage debt in connection with certain property acquisitions, including the Senior Care and Provident acquisitions. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements. Outstanding facility-level mortgage debt was approximately $734.0 million (of that amount, $114.4 million was repaid in January 2007) and $622.3 million as of December 31, 2006 and 2005, respectively.

We received proceeds on the exercises of stock options in the amounts of $6.6 million and $6.8 million for the years ended December 31, 2006 and 2005, respectively. Future proceeds on the exercises of stock options will be primarily affected by the future performance of our stock price and the number of options outstanding. Options outstanding have decreased to 1.1 million as of December 31, 2006, from 1.3 million and 1.6 million as of December 31, 2005 and 2004, respectively.

We generated net proceeds from our Distribution Reinvestment and Stock Purchase Plan of $0.8 million and $5.0 million for the years ended December 31, 2006 and 2005, respectively. In March 2005, we began offering a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

We have outstanding loans to certain current and former executive officers in the aggregate principal amount of approximately $2.5 million as of December 31, 2006, down from $2.8 million at December 31, 2005. The loans are payable over ten years beginning, in each case, on the date such loan was made. See “Note 16—Related Party Transactions” of the Notes to Consolidated Financial Statements.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $238.9 million and $223.8 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 cash flows is primarily a result of increases due to rent escalators and additional rent, net of interest expense, relating to the properties acquired during 2006 and the Rent Reset from the Kindred Master Leases.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2006 was $482.0 million. We invested $490.7 million in real property, which was financed through borrowings under the Unsecured Revolving Credit Facility and our previous secured revolving credit facility, the issuance of the Convertible Notes and $225.0 million of Senior Notes and cash on hand, and proceeds of $9.9 million released from escrow for use in an Internal Revenue Code Section 1031 exchange. Additionally, we invested $191.1 million in real estate loans and received proceeds from our real estate loans of $195.4 million.

Net cash used in investing activities for the year ended December 31, 2005 was $615.0 million. We invested $589.6 million in real property, which was financed through borrowings under our previous secured revolving credit facility, the issuance of $400.0 million of Senior Notes, proceeds of $97.0 million from our equity offering and cash on hand, and proceeds of $11.3 million from the sale of facilities, of which $9.9 million was held in escrow for use in an Internal Revenue Code Section 1031 exchange and subsequently released. Additionally, we invested $47.3 million in real estate loans and received proceeds from our real estate loans of $20.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $242.7 million for the year ended December 31, 2006, down from $389.6 million for the year ended December 31, 2005. The proceeds included $449.0 million from the issuance of Senior Notes and other debt and $7.5 million from the issuance of common stock upon the exercise of stock options and from our Distribution Reinvestment and Stock Purchase Plan. The uses primarily included (i) aggregate principal payments on mortgage obligations of $16.1 million, (ii) $160.6 million of cash dividend payments, (iii) payments of deferred financing costs of $4.9 million associated with the issuance of Senior Notes and (iv) net change in borrowings on the Unsecured Revolving Credit Facility and our previous secured revolving credit facility of $32.2 million.

Net cash provided by financing activities totaled $389.6 million for the year ended December 31, 2005. The proceeds included (i) $600.0 million from the issuance of Senior Notes, (ii) $102.0 million from the issuance of common stock, (iii) $50.2 million from net borrowings under our previous secured revolving credit facility and (iv) $6.8 million from the issuance of common stock upon the exercise of stock options. The uses primarily included (i) an aggregate principal payment of $212.6 million on the CMBS loan to fulfill this debt obligation, (ii) aggregate principal payments on other mortgage obligations of $19.4 million, (iii) $125.8 million of cash dividend payments and (iv) a cash payment for the Swap break of $2.3 million.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in the future periods.

	Total	Less than 1 year	1-3 years (4)	3-5 years (5)	More than 5 (6) years
	(in thousands)
Long-term debt obligations (1)(2)	$3,387,525	$281,950	$700,230	$749,937	$1,655,408
Obligations under interest rate swap (2)	429	224	205	—	—
Acquisition commitments (3)	27,724	27,724	—	—	—
Operating lease obligations	1,934	692	891	351	—

Total	$3,436,086	$329,064	$701,326	$750,288	$1,655,408

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under the Swap were based on forward rates obtained as of December 31, 2006.
(3)	Includes commitments for the purchase of three seniors housing and other properties. One of these properties was acquired in an all cash transaction in January 2007 and the remaining two properties, which are part of the Senior Care acquisition, are tentatively scheduled to close in the first half of 2007.
(4)	Includes outstanding principal amounts of $174.2 million of the 2009 Senior Notes and $57.0 million of the Unsecured Revolving Credit Facility.
(5)	Includes outstanding principal amounts of $175.0 million of the 2010 Senior Notes and $230.0 million of the Convertible Notes.
(6)	Includes outstanding principal amounts of $191.8 million of the 2012 Senior Notes, $175.0 million of the 2014 Senior Notes, $175.0 million of the 2015 Senior Notes, $200.0 million of the 2016 Senior Notes and $225.0 million of the 2017 Senior Notes.

In connection with the Kindred spin off, we assigned our former third-party lease obligations and third-party guarantee agreements to Kindred. As of December 31, 2006, we believe that the aggregate exposure under our third-party lease obligations was approximately $18.6 million and that we have no material exposure under the third-party guarantee agreements. Kindred has agreed to indemnify and hold us harmless from and against all claims against us arising out of the third-party leases, and we do not expect to incur any liability under those leases. However, we cannot assure you that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor its obligations under the indemnity agreement relating to the third-party leases. See “Note 12—Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective. All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Ventas, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ventas, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Ventas, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Ventas, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ventas, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 16, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 16, 2007

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(In thousands, except per share amounts)

	2006	2005
Assets
Real estate investments:
Land	$357,804	$295,363
Buildings and improvements	3,350,033	2,732,533

	3,707,837	3,027,896
Accumulated depreciation	(659,584)	(541,346)

Net real estate property	3,048,253	2,486,550
Loans receivable, net	35,647	39,924

Net real estate investments	3,083,900	2,526,474
Cash and cash equivalents	1,246	1,641
Escrow deposits and restricted cash	80,039	59,667
Deferred financing costs, net	18,415	17,581
Notes receivable-related parties	2,466	2,841
Other	67,734	30,914

Total assets	$3,253,800	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$2,329,053	$1,802,564
Deferred revenue	8,194	10,540
Accrued dividend	41,949	37,343
Accrued interest	19,929	14,418
Accounts payable and other accrued liabilities	114,405	76,540
Deferred income taxes	30,394	30,394

Total liabilities	2,543,924	1,971,799
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 106,137 and 103,523 shares issued at December 31, 2006 and 2005, respectively	26,545	25,927
Capital in excess of par value	766,470	692,650
Unearned compensation on restricted stock	—	(713)
Accumulated other comprehensive income (loss)	1,037	(143)
Retained earnings (deficit)	(84,176)	(50,402)

Total stockholders’ equity	709,876	667,319

Total liabilities and stockholders’ equity	$3,253,800	$2,639,118

.

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

	2006	2005	2004
Revenues:
Rental income	$418,449	$324,719	$232,076
Interest income from loans receivable	7,014	5,001	2,958
Interest and other income	2,886	3,268	987

Total revenues	428,349	332,988	236,021

Expenses:
Interest	141,094	105,581	66,105
Depreciation and amortization	119,653	87,848	48,865
Property-level operating expenses	3,171	2,576	1,337
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,046, $1,971 and $1,664 for the years ended December 31, 2006, 2005 and 2004, respectively)	26,136	25,075	18,124
Rent reset costs	7,361	—	—
Reversal of contingent liability	(1,769)	—	—
Loss on extinguishment of debt	1,273	1,376	1,370
Net gain on swap breakage	—	(981)	—
Net proceeds from litigation settlement	—	(15,909)	—
Contribution to charitable foundation	—	2,000	—

Total expenses	296,919	207,566	135,801

Operating income	131,430	125,422	100,220
Net loss on real estate disposals	—	(175)	—

Income before discontinued operations	131,430	125,247	100,220
Discontinued operations	—	5,336	20,680

Net income	$131,430	$130,583	$120,900

Earnings per common share:
Basic:
Income before discontinued operations	$1.26	$1.32	$1.20
Net income	$1.26	$1.37	$1.45
Diluted:
Income before discontinued operations	$1.25	$1.31	$1.19
Net income	$1.25	$1.36	$1.43

Shares used in computing earnings per common share:
Basic	104,206	95,037	83,491
Diluted	104,731	95,775	84,352

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Unearned Compensation on Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2004	$20,652	$162,466	$(748)	$(18,294)	$(56,790)	$(50,971)	$56,315

Comprehensive Income:
Net income	—	—	—	—	120,900	—	120,900
Unrealized loss on interest rate swap	—	—	—	(1,965)	—	—	(1,965)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	—	11,145	—	—	11,145

Comprehensive income	—	—	—	—	—	—	130,080
Dividends to common stockholders— $1.30 per share	—	—	—	—	(109,407)	—	(109,407)
Issuance of common stock	631	63,575	—	—	—	—	64,206
Issuance of common stock for stock plans	—	(16,854)	—	—	—	34,653	17,799
Grant of restricted stock, net of forfeitures	—	(284)	(1,092)	—	—	1,400	24
Amortization of restricted stock grants	—	—	1,207	—	—	—	1,207

Balance at December 31, 2004	21,283	208,903	(633)	(9,114)	(45,297)	(14,918)	160,224

Comprehensive Income:
Net income	—	—	—	—	130,583	—	130,583
Unrealized gain on interest rate swap	—	—	—	5,754	—	—	5,754
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	—	3,217	—	—	3,217

Comprehensive income	—	—	—	—	—	—	139,554

Dividends to common stockholders— $1.44 per share	—	—	—	—	(135,688)	—	(135,688)
Issuance of common stock	4,561	485,285					489,846
Issuance of common stock for stock plans	83	(1,368)	—	—	—	13,048	11,763
Grant of restricted stock, net of forfeitures	—	(170)	(1,330)	—	—	1,870	370
Amortization of restricted stock grants	—	—	1,250	—	—	—	1,250

Balance at December 31, 2005	25,927	692,650	(713)	(143)	(50,402)	—	667,319

Comprehensive Income:
Net income	—	—	—	—	131,430	—	131,430
Unrealized gain on interest rate swap	—	—	—	810	—	—	810
Reclassification adjustment for realized gain on interest rate swap included in net income during the year	—	—	—	(359)	—	—	(359)
Unrealized gain on marketable securities	—	—	—	729	—	—	729

Comprehensive income	—	—	—	—	—	—	132,610

Dividends to common stockholders— $1.58 per share	—	—	—	—	(165,204)	—	(165,204)
Issuance of common stock	427	64,573	—	—	—	—	65,000
Issuance of common stock for stock plans	191	9,545	—	—	—	170	9,906
Grant of restricted stock, net of forfeitures	—	415	—	—	—	(170)	245
Reclassification of unearned compensation on restricted stock to capital in excess of par value	—	(713)	713	—	—	—	—

Balance at December 31, 2006	$26,545	$766,470	$—	$1,037	$(84,176)	$—	$709,876

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$131,430	$130,583	$120,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations) and amortization	119,653	88,002	49,238
Amortization of deferred financing costs	3,253	3,891	3,895
Stock-based compensation	3,046	1,971	1,664
Straight-lining of rental income	(19,963)	(14,287)	(2,462)
Amortization of deferred revenue	(2,412)	(3,497)	(2,577)
Reversal of contingent liability	(1,769)	—	—
Loss on extinguishment of debt	1,273	1,358	1,370
Gain on sale of assets (including amounts in discontinued operations)	—	(4,939)	(19,428)
Net gain on sale of marketable equity securities	(1,379)	—	—
Net gain on swap breakage	—	(981)	—
Other	488	(2,698)	(2,016)
Changes in operating assets and liabilities:
(Increase) decrease in escrow deposits and restricted cash	(29,789)	10,120	(8,965)
Increase in other assets	(11,895)	(5,396)	(102)
Increase in accrued interest	5,511	5,675	2,922
Increase in accounts payable and other accrued liabilities	41,420	13,962	5,519

Net cash provided by operating activities	238,867	223,764	149,958
Cash flows from investing activities:
Net investment in real estate property	(490,679)	(589,552)	(323,931)
Proceeds from real estate disposals	—	1,416	21,100
Investment in loans receivable	(191,068)	(47,333)	—
Proceeds from loans receivable	195,411	20,274	3,580
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	9,902	—	—
Purchase of marketable equity securities	(5,530)	—	—
Other	(10)	154	556

Net cash used in investing activities	(481,974)	(615,041)	(298,695)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	57,000	—	—
Net change in borrowings under secured revolving credit facility	(89,200)	50,200	39,000
Proceeds from debt	449,005	600,000	125,000
Repayment of debt	(16,084)	(231,988)	(67,011)
Payment of deferred financing costs	(4,876)	(9,279)	(5,350)
Issuance of common stock	831	101,964	64,206
Proceeds from stock option exercises	6,634	6,819	17,676
Payment of swap breakage fee	—	(2,320)	—
Cash distributions to stockholders	(160,598)	(125,843)	(103,523)

Net cash provided by financing activities	242,712	389,553	69,998

Net decrease in cash and cash equivalents	(395)	(1,724)	(78,739)
Cash and cash equivalents at beginning of year	1,641	3,365	82,104

Cash and cash equivalents at end of year	$1,246	$1,641	$3,365

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$133,653	$100,362	$62,530
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$189,262	$931,571	$103,603
Escrow deposits and restricted cash	485	34,144	9,170
Other assets acquired	350	1,560	206
Debt assumed	125,633	541,174	105,627
Other liabilities	(536)	33,275	7,352
Issuance of common stock	65,000	392,826	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States. As of December 31, 2006, this portfolio consisted of 172 seniors housing communities, 218 skilled nursing facilities, 43 hospitals and 19 other properties in 43 states. Except with respect to our medical office buildings, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased 225 of our properties and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) leased 83 of our properties as of December 31, 2006. We also have real estate loan investments relating to seniors housing and healthcare-related third parties as of December 31, 2006.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and PSLT OP, L.P. (“PSLT OP”), and ElderTrust Operating Partnership (“ETOP”), in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties.

Note 2—Summary of Significant Accounting Policies

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fixtures and equipment, with a net book value of $108.8 million and $131.4 million at December 31, 2006 and 2005, respectively, is included in net real estate property on the Consolidated Balance Sheets. Depreciation is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years for buildings and improvements and three to ten years for fixtures and equipment.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. We adjust the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2006, 2005 and 2004.

Loans and Other Amounts Receivable from Third Parties

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees are amortized over the contractual life of the loan using the level yield method. Interest income on the loans receivable is recorded as earned. We evaluate the collectibility of loans and other amounts receivable from third parties based on, a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement (iii) the financial stability of the applicable borrower or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of the factors previously mentioned. No reserves were recorded against our loans receivable balance at December 31, 2006 and 2005.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Escrow Deposits and Restricted Cash

Escrow deposits consist of amounts held by lenders or us to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash represents amounts committed for security deposits paid to us by third parties and cash restricted due to mortgages insured by the U.S. Department of Housing and Urban Development (“HUD”) financing requirements on certain properties.

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $7.5 million and $5.9 million at December 31, 2006 and 2005, respectively. Approximately $3.3 million of amortized costs were included in interest expense for the year ended December 31, 2006, and $3.9 million for each of the years ended December 31, 2005 and 2004.

Marketable Equity Securities

We record marketable equity securities as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholder’s equity as a component of accumulated other comprehensive income on the Consolidated Balance Sheets. Gains or losses on securities sold are based on the specific identification method and reported in interest and other income on the Consolidated Statements of Income. During the year ended December 31, 2006, we realized gains of $1.4 million related to the sale of various securities. Proceeds from the sale of the securities were received in January 2007 in the amount of $5.0 million, which was recorded as a receivable in other assets on the Consolidated Balance Sheet as of December 31, 2006. There were no gains or losses realized for the years ended December 31, 2005 and 2004.

Derivative Instruments

As discussed in “Note 8—Borrowing Arrangements,” we use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements. Derivative instruments are reported at fair value on the Consolidated Balance Sheets. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income exclusive of ineffectiveness amounts which are reported in interest expense. As of December 31, 2006, a $0.8 million net unrealized gain on the derivatives is included in accumulated other comprehensive loss. Changes in fair value of derivative instruments that are not eligible for hedge accounting are reported in the Consolidated Statements of Income. See “Note 9—Fair Values of Financial Instruments.” Fair values of derivative instruments are verified with a third-party consultant.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases (as defined below) but including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assumed. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances on our Consolidated Balance Sheets and totaled $37.1 million and $17.2 million at December 31, 2006 and 2005, respectively.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with the Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R). We adopted SFAS No. 123(R) on January 1, 2006. See “Note 10—Stock-Based Compensation.”

Gain on Sale of Facilities

We recognize sales of facilities only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets in the Consolidated Balance Sheets. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Federal Income Tax

As we have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), no provision has been made from federal income tax purposes. See “Note 11—Income Taxes.”

Discontinued Operations

The results of operations and gain/(loss) on real estate properties sold or held for sale are reflected in the Consolidated Statements of Income as “discontinued operations” for all periods presented. Interest expense allocated to discontinued operations has been estimated based on a proportional allocation of rental income among all of our properties.

Segment Reporting

We operate through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties. Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our medical office buildings, we do not operate our properties nor do we allocate capital to maintain the properties. Substantially all depreciation and interest expense reflected in the Consolidated Statements of Income relate to the ownership of our investment in real estate.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for us beginning January 1, 2008. We have not yet determined the impact, if any, the adoption of this new accounting pronouncement is expected to have on our Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective beginning January 1, 2007. We are evaluating FIN 48 and have not yet determined the impact the adoption will have on our Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Revenues from Properties

Approximately 51.6%, 59.8% and 81.5% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, were derived from our four master lease agreements with Kindred (the “Kindred Master Leases”).

On June 7, 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 5—Acquisitions”), which leased all of its properties to affiliates of Brookdale and Alterra. In September 2005, Brookdale was combined, through a series of mergers, with Alterra under a new holding company, Brookdale Senior Living. As a result of this acquisition, Brookdale Senior Living became a significant source of our total revenues. Approximately 28.6% and 22.9% of our total revenues for the years ended December 31, 2006 and 2005, respectively, were derived from our lease agreements with Brookdale Senior Living.

Each of Kindred and Brookdale Senior Living is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Annual Report on Form 10-K is derived from filings made by Kindred or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

Kindred Master Leases and Rent Reset Process

Each of the Kindred Master Leases is a triple-net lease pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into renewal bundles, with each bundle containing a varying number of diversified properties. All properties within a bundle have primary terms ranging from ten to 15 years, commencing May 1, 1998, and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Seven bundles containing 64 facilities are scheduled to expire on April 30, 2008 if not renewed by Kindred on or before April 30, 2007. Kindred has stated that “disciplined M&A analysis [is] being applied by Kindred to evaluate each bundle.”

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at a specified rate over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease) contingent upon the satisfaction of the specified facility revenue parameters.

On May 9, 2006, we initiated our one-time right under each of the Kindred Master Leases to increase the annual rent on the 225 properties we lease to Kindred to “Fair Market Rental” levels effective July 19, 2006, using a predetermined process described in the Kindred Master Leases.

On October 6, 2006, the final appraisers designated by us and Kindred determined that the aggregate Fair Market Rental for our properties is approximately $239.0 million, representing an annualized increase of $33.1 million over the existing Base Rent under the Kindred Master Leases. The final appraisers also specified that the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4. Under Kindred Master Lease 2, the annual rent escalation will be based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%. Annual rental escalations under all of the Kindred Master Leases are contingent upon certain facility revenue parameters being satisfied.

On October 12, 2006, we exercised our election to increase aggregate Base Rent under all four Kindred Master Leases by $33.1 million per year, as determined by the final appraisers, and paid to Kindred a $4.6 million reset fee, as required by the Kindred Master Leases. The $4.6 million reset fee is being amortized on a pro-rata facility-by-facility basis through the end of the facility’s initial lease term. Amortization for the period from July 19, 2006 through December 31, 2006 was approximately $0.7 million. Under the terms of the Kindred Master Leases, the new, increased Base Rent was effective as of July 19, 2006, and the revised rent escalators will apply commencing May 1, 2007. During 2006, we recognized $15.0 million in rental income for the additional rent resulting from the Rent Reset under the Kindred Master Leases for the period from July 19, 2006 through December 31, 2006.

In connection with the Rent Reset process, we incurred approximately $7.4 million of one-time costs which we expensed during 2006. These costs included fees of the final appraisers and third party experts, consulting fees and legal fees and expenses. This expense is reflected as rent reset costs on our Condensed Consolidated Statements of Income for the year ended December 31, 2006.

Brookdale Senior Living Leases

Each of our leases with subsidiaries of Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents affecting the properties. Our leases with Brookdale have primary terms of 15 years, commencing either January 28, 2004 (in the case of 15 “Grand Court” properties we acquired in early 2004) or October 19, 2004 (in the case of the properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of 15 years, commencing either October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Under the terms of the Brookdale leases assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%. Under the terms of the Brookdale leases with respect to the “Grand Court” properties, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%. We recognize rent revenue under the Brookdale and Alterra leases on a straight-line basis. See “Note 12—Commitments and Contingencies.”

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future contracted minimum rentals, excluding contingent rent escalations, but with straight-line rents where applicable, for all of our leases are as follows:

	Kindred	Brookdale Senior Living	Other	Total
	(in thousands)
2007	$238,971	$103,676	$115,687	$458,334
2008	195,750	106,509	116,316	418,575
2009	174,139	109,421	113,894	397,454
2010	93,144	112,415	112,898	318,457
2011	52,646	115,491	112,238	280,375
Thereafter	70,195	1,021,913	789,440	1,881,548

Total	$824,845	$1,569,425	$1,360,473	$3,754,743

Note 4—Concentration of Credit Risk

As of December 31, 2006, approximately 27.4% and 37.4% of our properties, based on their original cost, were operated by Kindred and Brookdale Senior Living, respectively, and approximately 62.8% and 25.7% of our properties, based on their original cost, were seniors housing properties and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other properties. Our properties are located in 43 states, with properties in two states accounting for more than 10% of total revenues for the years ended December 31, 2006 and 2005. For the year ended December 31, 2004, properties in only one state accounted for more than 10% of total revenues.

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

Note 5—Acquisitions

The following is a summary of our more significant acquisitions in 2006, 2005 and 2004. The primary reason for these acquisitions was to invest in seniors housing and healthcare properties with an expected yield on investment, as well as to diversify our properties and revenue base and reduce our dependence on Kindred for rental revenue.

Senior Care

On November 7, 2006, we completed the acquisition of all of the outstanding equity interests of VSCRE Holdings, LLC (“VSCRE”) and all of the issued and outstanding beneficial interests of IPC AL Real Estate Investment Trust (“IPC”) in a transaction with SCRE Investments, Inc. (“SCRE”) and IPC Equity Holdings Limited. The aggregate consideration for the transaction was $602.4 million, consisting of approximately $422.6 million in cash, the assumption of $114.8 million of mortgage debt that was repaid in January 2007 and 1,708,279 shares of our common stock.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IPC and VSCRE, an entity recently formed for the purpose of acquiring real estate assets prior to its acquisition by us, consist of a portfolio of 64 senior care properties, comprised of four separate asset groups previously owned by 14 different predecessor entities. As a result of the consummation of the transaction, we, through IPC and VSCRE, acquired 40 assisted living communities, four multi-level retirement communities, 18 skilled nursing facilities and two rehabilitation hospitals in 15 states.

Following the acquisition of IPC and VSCRE, the 64 properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”), an affiliate of SCRE, pursuant to the terms of a triple-net master lease having an initial term of 15 years and two five-year extensions. The tenants’ obligations under the master lease are guaranteed, directly or indirectly, by the tenants’ parent, Senior Care Operations Holdings, LLC, and its parent, Senior Care. At December 31, 2006, the aggregate annualized contractual cash rent expected from the Senior Care properties was $46.8 million.

In connection with this acquisition, we have committed to purchase two additional assisted living communities for approximately $18.5 million subject to approval of HUD of the loan assumptions by us relating to $9.0 million of mortgage debt encumbering those assets and satisfaction of certain other conditions. We expect to acquire these two assets in the first half of 2007.

Other 2006 Acquisitions

During 2006, we acquired eight seniors housing communities in five separate transactions for an aggregate purchase price of $74.3 million, including assumed debt of $10.8 million at the time of the acquisitions. The seniors housing communities are leased under triple-net leases, each having initial terms ranging from ten to 15 years and initially providing aggregate, annual cash base rent of approximately $6.2 million, subject to escalation as provided in the leases.

Provident

On June 7, 2005, we completed the acquisition of Provident in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned seniors living properties located in the United States. Pursuant to the Provident acquisition, we acquired 68 independent and assisted living facilities in 19 states comprised of approximately 6,819 residential living units, all of which are leased to affiliates of Brookdale and Alterra pursuant to triple-net leases with renewal options. As of December 31, 2006, the aggregate annualized contractual cash rent expected from the Provident properties was approximately $89.2 million.

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

Other 2005 Acquisitions

During 2005, we acquired 23 seniors housing communities, an adjacent parcel of land and one hospital for an aggregate purchase price of $278.2 million, including assumed debt of $74.4 million at the time of the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions. The seniors housing communities and the hospital are leased under triple-net leases, each having initial terms ranging from ten to 15 years and initially providing aggregate, annual cash base rent of approximately $23.9 million, subject to escalation as provided in the leases.

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

2004 Acquisitions

In February 2004, we acquired all of the outstanding common shares of ElderTrust in an all-cash transaction valued at $184.0 million. At the close of the ElderTrust transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust transaction was approximately $160.0 million. The ElderTrust transaction added 18 properties to our portfolio. The ElderTrust properties are leased to various operators under leases having remaining terms at the time of the acquisition primarily ranging from four to 11 years and initially providing aggregate, annual cash base rent of approximately $16.4 million, subject to escalation as provided in the leases. Concurrent with the consummation of the ElderTrust transaction, we also purchased all of the limited partnership units in ETOP then held by third parties at $12.50 per unit, other than 31,455 Class C Units in ETOP (which remain outstanding). ETOP owns directly or indirectly all of the ElderTrust properties.

During 2004, we acquired 15 independent and assisted living properties for an aggregate purchase price of $157.4 million. We lease these properties to affiliates of Brookdale pursuant to a master lease containing ten properties and five separate single property leases, all of which are triple-net leases guaranteed by Brookdale having an initial term of 15 years and initially providing aggregate, annual cash base rent of approximately $14.5 million, subject to escalation as provided in the leases.

Additionally, during 2004 we acquired four seniors housing communities and two skilled nursing facilities for an aggregate purchase price of $93.3 million. The properties are leased under triple-net leases, having initial terms of ten to 15 years and providing aggregate, annual cash base rent of approximately $8.9 million, subject to escalation as provided in the leases.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value

The transactions completed during the year ended December 31, 2006 were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received.

	Senior Care	Other	Total
	(in thousands)
Land	$57,420	$5,016	$62,436
Buildings and improvements	548,643	69,339	617,982
Escrow deposits and restricted cash	—	485	485

Total assets acquired	606,063	74,840	680,903
Notes payable and other debt	114,785	10,848	125,633
Other liabilities	—	13	13

Total liabilities assumed	114,785	10,861	125,646

Net assets acquired	491,278	63,979	555,257
Total equity issued	65,000	—	65,000

Total cash used	$426,278	$63,979	$490,257

Unaudited Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2006, 2005 and 2004 acquisitions and our issuances of common stock as of the beginning of each of the three years ended December 31, 2006:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Revenues	$466,408	$443,608	$431,998
Expenses	327,488	299,377	311,227
Income before discontinued operations	138,920	144,056	120,771
Net income	138,920	149,392	141,451

Earnings per common share:
Basic:
Income before discontinued operations	$1.31	$1.37	$1.16
Net income	$1.31	$1.42	$1.36
Diluted:
Income before discontinued operations	$1.31	$1.36	$1.15
Net income	$1.31	$1.41	$1.35

Shares used in computing earnings per common share:
Basic	105,914	104,861	103,862
Diluted	106,439	105,599	104,723

Note 6—Dispositions

We did not make any dispositions during the year ended December 31, 2006. In 2005, we completed the sale of one seniors housing property for approximately $9.9 million in net cash proceeds and recognized a net

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gain on sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million. These net proceeds were held in escrow for use in an Internal Revenue Code Section 1031 exchange at December 31, 2005 and released back to us during 2006, as no like-kind exchange was consummated. In 2004, we completed the sale of two facilities for $21.1 million in net cash proceeds and recognized a net gain on the sale of $19.4 million. In addition, the tenant paid us lease termination fees approximating $0.5 million.

Set forth below is a summary of the results of operations of the facilities sold during the years ended December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Revenues:
Rental income	$837	$2,227
Interest and other income	165	500

Expenses:
Interest	627	1,102
Depreciation	153	373

Income before gain on sale of real estate	222	1,252
Gain on sale of real estate	5,114	19,428

Discontinued operations	$5,336	$20,680

Note 7—Loans Receivable

During 2005, we extended three first mortgage loans in the aggregate principal amount of $25.9 million. The loans accrue interest at a rate of 9% per annum and provide for monthly amortization of principal with balloon payment maturity dates ranging from February to April 2010. Each loan is guaranteed by an affiliate of the borrower and its two principals.

Also during 2005, we invested in a portfolio of eight distressed mortgage loans with eight separate borrowers for an aggregate purchase price of $21.4 million. As of December 31, 2005, our investment in the portfolio was satisfied by the buy-out of the applicable distressed mortgage loans in an amount equal to our investment in these loans. In conjunction with these buy-outs, we extended three first mortgage loans in an aggregate principal amount of $10.5 million. The new first mortgage loans accrue interest at a rate of 9% per annum and provide for monthly amortization of principal with balloon payment maturity dates ranging from July to December 2010. These three first mortgage loans are also guaranteed by a third party and its two principals.

Our six first mortgage loans have a 1% exit fee that was received at the date of issuance and is being deferred and amortized over the term of the loan. The aggregate unamortized balance of these deferred fees as of December 31, 2006 was $0.3 million.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowing Arrangements

The following is a summary of our long-term debt and certain interest rate and maturity information as of December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Unsecured revolving credit facility	$57,000	$—
Secured revolving credit facility	—	89,200
3 7/8% Convertible Senior Notes due 2011	230,000	—
6 3/4% Senior Notes due 2017	225,000	—
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	175,000	175,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
Other mortgage loans	733,951	622,326

Total maturities	2,336,989	1,802,564
Less unamortized commission fees and discounts	(7,936)	—

Senior notes payable and other debt	$2,329,053	$1,802,564

Revolving Credit Facilities

In April 2006, we entered into a $500.0 million unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility replaced our previous $300.0 million secured revolving credit facility. The Unsecured Revolving Credit Facility matures in 2009, with a one-year extension option subject to the satisfaction of certain conditions, and contains a $100.0 million “accordion feature” that permits us to increase our total borrowing capacity to $600.0 million. In February 2007, we gave notice of our intention to exercise the full amount of this accordion feature.

Generally, borrowings outstanding under the Unsecured Revolving Credit Facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage, initially 0.75%. The applicable percentage at December 31, 206 was 0.75%. Our previous secured revolving credit facility also bore interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage. The applicable percentage for the previous secured revolving credit facility was 1.45% from January 1, 2006 until its replacement in April 2006.

We incurred losses on extinguishment of debt in the amount of $1.3 million for the year ended December 31, 2006 and $1.4 million for each of the years ended December 31, 2005 and 2004, respectively, representing the write-off of unamortized deferred financing costs related to the previous secured revolving credit facility, our commercial mortgage backed securities (“CMBS”) loan and another revolving credit facility replaced by our previous $300.0 million secured revolving credit facility in September 2004.

Convertible Senior Notes

In December 2006, we completed the offering of $230.0 million aggregate principal amount of our 3 7/8% Convertible Senior Notes due 2011 (the “Convertible Notes”). The Convertible Notes are convertible at the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 11, 2011, at any time prior to the close of business on the second business day prior to the stated maturity, in each case into cash up to the principal amount of the Convertible Notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at an initial conversion rate of 22.1867 shares per $1,000 principal amount of notes (which equates to an initial conversion price of approximately $45.07 per share). The initial conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds $45.07 per share, adjusted downward in the case of quarterly dividends in excess of $0.395 per share, our earnings per share will be diluted. There was no dilutive impact for the year ended December 31, 2006.

The Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ventas Realty and by certain of our other direct and indirect subsidiaries as described in the indenture. The Convertible Notes are part of our and the guarantors’ general unsecured obligations, ranking equal in right of payment with all of our and the guarantors’ existing and future senior obligations and ranking senior to all of our and the guarantors’ existing and future subordinated indebtedness. However, the Convertible Notes are effectively subordinated to our and the guarantors’ secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The Convertible Notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries that do not guarantee the Convertible Notes.

We may not redeem the Convertible Notes prior to maturity except to the extent necessary to preserve our status as a REIT.

If we experience certain kinds of changes of control, holders may require us to repurchase all or a portion of their Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to the date of purchase.

Senior Notes

In September 2006, we completed the offering of $225.0 million aggregate principal amount of 6 3/4% Senior Notes due 2017 (the “2017 Senior Notes”) of Ventas Realty and Ventas Capital Corporation (collectively, the “Issuers”) at a  5/8% discount to par value.

In December 2005, we completed the offerings of $200.0 million aggregate principal amount of 6 1/2% Senior Notes due 2016 (the “2016 Senior Notes”) of the Issuers at a  1/2% discount to par value.

In June 2005, we completed the offering of $175.0 million aggregate principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes”) of the Issuers, and $175.0 million aggregate principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”) of the Issuers. In June 2005, we also completed the offering of $50.0 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which was in addition to the $125.0 million aggregate principal amount of 2014 Senior Notes originally issued in October 2004. The additional $50.0 million aggregate principal amount of the 2014 Senior Notes was issued at a 1% discount to par value. The additional $50.0 million aggregate principal amount and the original $125.0 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture.

In April 2002, we completed the offering of $175.0 million aggregate principal amount of 8 3/4% Senior Notes due 2009 (the “2009 Senior Notes”) of the Issuers, and $225.0 million aggregate principal amount of 9% Senior Notes due 2012 (the “2012 Senior Notes”) of the Issuers. In December 2002, we purchased $0.8 million principal amount of 2009 Senior Notes and $33.2 million principal amount of 2012 Senior Notes in open market transactions.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2017 Senior Notes, 2016 Senior Notes, 2010 Senior Notes, 2015 Senior Notes, 2014 Senior Notes, 2009 Senior Notes, and 2012 Senior Notes (collectively, the “Senior Notes”) are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and by certain of our current and future subsidiaries as described in their respective indentures (collectively, the “Guarantors”). The Senior Notes are part of our and the Guarantors’ general unsecured obligations, ranking equal in right of payment with all of our and the Guarantors’ existing and future senior obligations and ranking senior to all of our and the Guarantors’ existing and future subordinated indebtedness. However, the Senior Notes are effectively subordinated to our and the Guarantors’ secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The Senior Notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries that do not guarantee the Senior Notes.

The Issuers may redeem the 2017 Senior Notes, in whole at any time or in part from time to time, (i) prior to April 1, 2012 at a redemption price equal to 100% of the principal amount thereof, plus a make-whole premium as described in the applicable indenture and (ii) on or after April 1, 2012 at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to April 1, 2010, the Issuers may redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.750% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.

The Issuers may redeem the 2016 Senior Notes, in whole at any time or in part from time to time, (i) prior to June 1, 2011 at a redemption price equal to 100% of the principal amount thereof, plus a make-whole premium as described in the applicable indenture and (ii) on or after June 1, 2011 at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to June 1, 2009, the Issuers may redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.

The Issuers may redeem the 2010 Senior Notes and the 2015 Senior Notes, in whole at any time or in part from time to time, prior to June 1, 2010 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date and a make-whole premium as described in the applicable indenture. The Issuers may also redeem the 2015 Senior Notes, in whole at any time or in part from time to time, on or after June 1, 2010 at varying redemption prices set forth in the applicable indenture, plus accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to June 1, 2008, the Issuers may redeem up to 35% of the aggregate principal amount of either or both of the 2010 Senior Notes and 2015 Senior Notes with the net cash proceeds from certain equity offerings at redemption prices equal to 106.750% and 107.125%, respectively, of the principal amount thereof, plus, in each case, accrued and unpaid interest thereon to the redemption date.

The Issuers may redeem the 2014 Senior Notes, in whole at any time or in part from time to time, (i) prior to October 15, 2009 at a redemption price equal to 100% of the principal amount thereof, plus a make-whole premium as described in the applicable indenture and (ii) on or after October 15, 2009 at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at any time prior to October 15, 2007, the Issuers may redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.

The Issuers may redeem the 2009 Senior Notes and the 2012 Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date and a make-whole premium as described in the applicable indenture.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mortgages

At December 31, 2006, we had outstanding 53 mortgage loans that we assumed in connection with various acquisitions. Outstanding principal balances on these loans ranged from $0.4 million to $114.4 million as of December 31, 2006. The loans bear interest at fixed rates ranging from 5.6% to 8.5% per annum, except with respect to eight loans with outstanding principal balances ranging from $0.4 million to $114.4 million, which bear interest at the lender’s variable rates, ranging from 3.6% to 8.5% per annum at of December 31, 2006. The fixed rate debt bears interest at a weighted average annual rate of 7.06% and the variable rate debt bears interest at a weighted average annual rate of 5.61% as of December 31, 2006. The loans had a weighted average maturity of eight years as of December 31, 2006. The $114.4 variable mortgage debt was repaid in January 2007.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2006, our indebtedness has the following maturities (in thousands):

2007	$130,206
2008	33,117
2009	372,725
2010	265,915
2011	273,761
Thereafter	1,261,265

Total maturities	2,336,989
Less unamortized commission fees and discounts	(7,936)

Senior notes payable and other debt	$2,329,053

Certain provisions of our long-term debt contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; (iv) merge, consolidate or transfer certain assets; and (v) sell assets. We and certain of our subsidiaries are also required to maintain total unencumbered assets of at least 150% of this group’s unsecured debt.

Derivatives and Hedging

In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. We currently have an interest rate swap to manage interest rate risk (the “Swap”). We prohibit the use of derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, we do not anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, we entered into the Swap in the original notional amount of $450.0 million to hedge floating-rate debt for the period between July 1, 2003 and June 30 2008, under which we pay a fixed rate at 5.385% and receive LIBOR from the counterparty to the agreement. The Swap is treated as a cash flow hedge. In 2003 and 2005, due to our lower expected future variable rate debt balances, we reduced the notional amount of the Swap to $330.0 million and then to $100.0 million for its remaining term in exchange for payments from us of approximately $8.6 million and $2.3 million, respectively. The $2.3 million partial swap breakage cost and $3.3 million of the deferred gain were recognized as a net gain of $1.0 million in the Consolidated Statement of Income for the year ended December 31, 2005.

Amortization of the deferred gain from the termination of a swap arrangement before the Swap is included in accumulated other comprehensive income in the amounts of $0.7 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the remaining deferred gain in accumulated other comprehensive income was $0.7 million, which will continue to be amortized through December 2007.

Unrealized gains and losses on the Swap are recorded as other comprehensive income. The amounts reclassified into interest expense due to the swaps for the years ended December 31, 2006, 2005 and 2004 were $0.3 million, $6.9 million and $13.3 million, respectively. Assuming no changes in interest rates, we estimate that approximately $0.7 million of the current balance recorded in accumulated other comprehensive income will be recognized as interest income within the next 12 months consistent with historical reporting. For the year ended December 31, 2004, $0.5 million of the unrealized loss on the swaps previously reported in accumulated other comprehensive income was reclassified to interest expense to reflect the excess of the notional amount of the swaps over the anticipated variable rate debt balances in the future. No amount was reflected as interest expense for the year ended December 31, 2006 and 2005, as we anticipated our variable rate debt balances to approximate the $100.0 million notional amount of the Swap.

There are no collateral requirements under the Swap. Although we are exposed to credit loss in the event of the non-performance by the counterparty to the Swap, we do not anticipate any such non-performance. The notional amount of the Swap at December 31, 2006 was $100.0 million, which is scheduled to expire on June 30, 2008.

At December 31, 2006, the Swap was reported at its fair value of $0.4 million and is included in other accrued liabilities in the Consolidated Balance Sheet. The offsetting entry is reported as a deferred loss in accumulated other comprehensive loss.

Note 9—Fair Values of Financial Instruments

As of December 31, 2006 and 2005, the carrying amounts and fair values of our financial instruments were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$1,246	$1,246	$1,641	$1,641
Loans receivable	35,647	40,218	39,924	46,008
Notes receivable-related parties	2,466	2,470	2,841	2,851
Interest rate swap agreement	(429)	(429)	(1,580)	(1,580)
Senior notes payable and other debt, gross	(2,336,989)	(2,470,749)	(1,802,564)	(1,970,711)

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 10—Stock-Based Compensation

Compensation Plans

We have six plans under which options to purchase common stock and/or shares of restricted stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors may receive common stock in lieu of director fees (the following are collectively referred to as the “Plans”): (1) the 1987 Incentive Compensation Program (Employee Plan); (2) the 2000 Incentive Compensation Plan (Employee Plan); (3) the 2004 Stock Plan for Directors; (4) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (5) the Executive Deferred Stock Compensation Plan; (6) the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”); (7) the Nonemployee Director Deferred Stock Compensation Plan; (8) the 2006 Incentive Plan; and (9) the 2006 Stock Plan for Directors.

During the year ended December 31, 2006, option and restricted stock grants and stock issuances could only be made under the 2000 Incentive Compensation Plan (Employee Plan), the Executive Deferred Stock Compensation Plan, the 2004 Stock Plan for Directors, the Directors Stock Purchase Plan, the Nonemployee Director Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors. The 2000 Incentive Compensation Plan (Employee Plan) and the 2004 Stock Plan for Directors expired on December 31, 2006, and no additional grants are permitted under those plans after that date. Additional grants are also not permitted under the 1987 Incentive Compensation Program (Employee Plan) or the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.

The number of shares reserved and the number of shares available for future grants or issuance under these plans as of December 31, 2006 are as follows:

•

2006 Incentive Plan—5,000,000 shares are reserved for grants or issuance to employees and all were available for future grants or issuance as of December 31, 2006. This plan replaced the 2000 Incentive Compensation Plan (Employee Plan).

•

Executive Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and, as of December 31, 2006, 500,000 shares were available for future issuance.

•

2006 Stock Plan for Directors—400,000 shares are reserved for grants or issuance to the chairman of the board and non-employee directors and all were available for future grants or issuance as of December 31, 2006. This plan replaced the 2004 Stock Plan for Directors.

•

Directors Stock Purchase Plan—200,000 shares are reserved for issuance to the chairman of the board and non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and, as of December 31, 2006, 164,278 shares were available for future issuance.

•

Nonemployee Director Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and, as of December 31, 2006, 481,076 shares were available for future issuance.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. As of December 31, 2006, options for 1,118,051 shares had been granted to eligible participants and remained outstanding under the Plans.

We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. These options and shares of restricted stock vest over varying periods, and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of December 31, 2006, options for 38,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding.

No additional grants are permitted under the 1987 Incentive Compensation Program (Employee Plan), the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan, the 2000 Incentive Compensation Plan (Employee Plan) or the 2004 Stock Plan for Directors. As a result, the shares reserved under these Plans equal the options outstanding under such Plans.

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

The adoption of SFAS No. 123(R) on January 1, 2006 caused our net income for the year ended December 31, 2006 to be approximately $931,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. The adoption caused basic and diluted earnings per share to be $0.01 lower for the year ended December 31, 2006.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to January 1, 2006 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2005	2004
Net income, as reported	$130,583	$120,900
Add: Stock-based employee compensation expense included in reported net income	1,971	1,664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,872)	(2,567)

Pro forma net income	$129,682	$119,997

Earnings per share:
Basic—as reported	$1.37	$1.45
Basic—pro forma	$1.36	$1.44
Diluted—as reported	$1.36	$1.43
Diluted—pro forma	$1.36	$1.42

We granted 262,375, 70,127 and 68,271 shares of restricted stock and restricted stock units during the years ended December 31, 2006, 2005 and 2004, respectively. The market value of shares of restricted stock and restricted stock units on the date of the award is recognized as stock-based compensation expense over the service period, with charges to operations of approximately $1.5 million in 2006 and $1.2 million in each of 2005 and 2004. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of approximately $713,000 as of January 1, 2006 was reclassified (i.e. netted against capital in excess of par value) in our Consolidated Balance Sheet as of December 31, 2006.

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.57%	4.5%	4.5%
Dividend yield	4.95%	6.61%	7.4%
Volatility factors of the expected market price for our common stock	15.00%	20.29%	17.5%
Weighted average expected life of options	6.5 years	10 years	10 years

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity in 2006, 2005 and 2004:

A. 2006 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	1,341,420	$3.31–$27.09	$18.26
Options granted	331,533	30.83– 41.76	31.30
Options exercised	(484,941)	11.20– 30.83	13.55
Options canceled	(31,961)	13.74– 25.44	21.68

Outstanding at end of year	1,156,051	3.31– 41.76	23.88

Exercisable at end of year	826,925	$3.31–$32.02	$21.73

B. 2005 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	1,617,769	$3.31–$25.17	$14.18
Options granted	338,128	24.93– 27.09	25.27
Options exercised	(606,444)	6.75– 25.17	11.24
Options canceled	(8,033)	13.74– 25.44	22.46

Outstanding at end of year	1,341,420	3.31– 27.09	18.26

Exercisable at end of year	992,778	$3.31–$27.09	$16.11

C. 2004 Activity

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at beginning of year	2,565,618	$3.31–$24.47	$13.06
Options granted	336,423	21.60– 25.17	23.32
Options exercised	(1,229,705)	3.63– 24.47	14.32
Options canceled	(54,567)	3.63– 23.00	14.44

Outstanding at end of year	1,617,769	3.31– 25.17	14.18

Exercisable at end of year	1,282,761	$3.31–$23.90	$12.76

A summary of stock options outstanding at December 31, 2006 follows:

Range of Exercise Prices	Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2006	Weighted Average Exercise Price
$3.31 to $8.00	34,757	3.6	$5.26	34,757	$5.26
$8.00 to $13.74	148,556	3.9	12.31	148,556	12.31
$13.74 to $18.62	28,374	3.5	15.84	28,374	15.84
$18.62 to $25.17	446,575	7.0	23.62	390,230	23.46
$25.17 to $33.13	486,289	8.7	29.05	225,008	28.24
$33.13 to $41.76	11,500	9.9	40.54	—	—

	1,156,051	7.2	$23.88	826,925	$21.73

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our nonvested stock options as of December 31, 2006, and changes during the year ended December 31, 2006 follows:

Activity	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	348,642	$2.47
Granted	331,533	3.13
Vested	(333,893)	2.65
Forfeited	(17,156)	1.30

Nonvested at end of year	329,126	$2.92

As of December 31, 2006, there was $367,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the year ended December 31, 2006 was $886,000.

Employee and Director Stock Purchase Plan

During 2005, we implemented the Ventas Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date, with respect to the employee tax-favored portion of the plan, and not less than 95% of the market price on that date, with respect to the additional employee and director portion of the plan. We have reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2006, 12,009 shares had been purchased under the ESPP and 2,487,991 shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(K) plan that allows for eligible employees to defer compensation subject to certain limitations imposed by the Code. We make a contribution for each qualifying employee of up to 3% of his or her salary, subject to limitations, regardless of the employee’s individual contribution. During 2006, 2005 and 2004, our contributions were approximately $85,600, $78,000 and $62,300, respectively.

Note 11—Income Taxes

We have elected to be taxed as a REIT under the Code commencing with the year ended December 31, 1999. We intend to continue to operate in such a manner as to enable us to qualify as a REIT. Our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests. During the years ended December 31, 2006, 2005 and 2004, our tax treatment of distributions was as follows:

	2006	2005	2004
Tax treatment of distributions:
Ordinary income	$1.5450	$1.4050	$1.1164
Long-term capital gain	—	—	0.1241
Unrecaptured Section 1250 gain	—	—	0.0020

Distribution reported for 1099-DIV purposes	1.5450	1.4050	1.2425
Add: Dividend declared in current year and taxable in following year	0.3950	0.3600	0.3250
Less: Dividend declared in prior year and taxable in current year	(0.3600)	(0.3250)	(0.2675)

Distributions declared per common share outstanding	$1.5800	$1.4400	$1.3000

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No net provision for income taxes has been recorded in the Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 due to our belief that we qualified as a REIT and the distribution of more than 100% of our 2006, 2005 and 2004 taxable income as a dividend.

We believe we have met the annual distribution requirement by payment of at least 90% of our estimated taxable income for 2006, 2005 and 2004.

Net taxable income for federal income tax purposes results from net income for financial reporting purposes adjusted for the differences between the financial reporting and tax bases of assets and liabilities, including depreciation, prepaid rent, impairment losses on real estate and the interest rate swap agreement. The net difference between tax bases and the reported amount of our assets and liabilities for federal income tax purposes was approximately $446.4 million and $489.5 million less than the book bases of those assets and liabilities for financial reporting purposes for the years ended December 31, 2006 and 2005, respectively.

We made no income tax payments for the years ended December 31, 2006, 2005 and 2004.

We potentially remain subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (i) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or (ii) the actual amount of gain. Some but not all future gains could be offset by available net operating losses (“NOLs”). The deferred income tax liability of $30.4 million at December 31, 2006 and 2005 reflects a previously established liability to be utilized for any built-in gains tax incurred.

In 2003, we reported an increase of approximately $20.2 million to our operating results, reflecting the reversal of a previously recorded contingent liability. This contingent liability was previously recorded on the Consolidated Balance Sheet to take into account the uncertainties surrounding the outcome of the Internal Revenue Service (“IRS”) audit for our 1997 and 1998 tax periods as well as other federal, state, local, franchise and miscellaneous tax items.

During 2006, we were notified by the IRS that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit.

We have an NOL carryforward of $88.6 million at December 31, 2006. This amount can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any, remaining after the dividends paid deduction. We will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards begin to expire in 2018.

As a result of the uncertainties relating to the ultimate utilization of existing NOLs, no net deferred tax benefit has been ascribed to NOL carryforwards as of December 31, 2006 and 2005. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot assure you as to the outcome of these matters.

Note 12—Commitments and Contingencies

Assumption of Certain Operating Liabilities and Litigation

In connection with our spin off of Kindred in 1998, Kindred agreed, among other things, to assume all liabilities and to indemnify, defend and hold us harmless from and against certain losses, claims and litigation

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arising out of the ownership or operation of the healthcare operations or any of the assets transferred to Kindred in the spin off, including without limitation all claims arising out of the third-party leases and third-party guarantees assigned to and assumed by Kindred at the time of the spin off. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill these obligations. The total aggregate remaining minimum rental payments under the third-party leases was approximately $18.6 million as of December 31, 2006 and we believe that we had no material exposure under the third-party guarantees.

Similarly, in connection with Provident’s acquisition of certain Brookdale-related and Alterra-related entities in 2005 and our subsequent acquisition of Provident, Brookdale and Alterra agreed, among other things, to indemnify and hold Provident (and, as a result of the Provident acquisition, us) harmless from and against certain liabilities arising out of the ownership or operation of such entities prior to their acquisition by Provident.

There can be no assurance that Kindred, Brookdale and Alterra will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred, Brookdale or Alterra does not satisfy or otherwise honor its obligations to indemnify, defend and hold us harmless under its respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders as required to maintain our status as a REIT.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income before discontinued operations	$131,430	$125,247	$100,220
Discontinued operations	—	5,336	20,680

Net income	$131,430	$130,583	$120,900

Denominator:
Denominator for basic earnings per share—weighted average shares	104,206	95,037	83,491
Effect of dilutive securities:
Stock options	511	724	825
Time vesting restricted stock awards	14	14	36

Dilutive potential common stock	525	738	861

Denominator for diluted earnings per share—adjusted weighted average	104,731	95,775	84,352

Basic earnings per share
Income before discontinued operations	$1.26	$1.32	$1.20
Discontinued operations	—	0.05	0.25

Net income	$1.26	$1.37	$1.45

Diluted earnings per share
Income before discontinued operations	$1.25	$1.31	$1.19
Discontinued operations	—	0.05	0.24

Net income	$1.25	$1.36	$1.43

There were no anti-dilutive options outstanding for the years ended December 31, 2006, 2005 and 2004.

Note 14—Litigation

Legal Proceedings Defended and Indemnified by Third Parties

On September 29, 2006, the Kentucky Court of Appeals affirmed the Circuit Court’s dismissal with prejudice of the stockholder derivative suit entitled Thomas G. White on behalf of Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98 C103669, originally filed in June 1998 in the Circuit Court of Jefferson County, Kentucky. The plaintiff in the suit sought unspecified damages, interest, punitive damages, reasonable attorneys’ fees, other costs and any extraordinary equitable and/or injunctive relief permitted by law or equity, alleging, among other things, that certain former officers and directors damaged our company by engaging in breaches of fiduciary duty, insider trading, fraud and securities fraud and damaging our reputation. Pursuant to agreements we entered into with Kindred at the time of our spin off of Kindred, Kindred assumed the defense, on our behalf, of and has indemnified us for any fees, costs, expenses and liabilities related to this matter. No provision for liability resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2006.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kindred, Brookdale, Alterra and our other tenants and operators are also parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant or operator has agreed to indemnity, defend and hold us harmless against these actions and investigations. There can be no assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s, Alterra’s or such other tenants’ and operators’ liquidity, financial position or results of operations, which in turn could have a material adverse effect on us.

Kindred Litigation

On June 19, 2006, Kindred filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, entitled Kindred Healthcare, Inc. and Kindred Operating, Inc. v. Ventas Realty, Limited Partnership, Index No. 602137-06, seeking immediate declaratory and injunctive relief to prevent us from terminating the Kindred Master Leases based on Kindred’s refusal to deliver all appraisal reports in Kindred’s control or possession relating to the 225 facilities we lease to Kindred. The suit alleges, among other things, that the terms of the Kindred Master Leases do not entitle us to receive the appraisal reports and, therefore, Kindred’s failure to disclose those reports does not enable us to exercise our rights and remedies under the Kindred Master Leases, including termination as to one or more facilities thereunder. On July 20, 2006, the Court issued an order denying Kindred’s motions for a preliminary injunction or other injunctive relief. The Court order directed Kindred to supply to us all documents that Kindred produced to its appraisers, directed Kindred to produce other information, including its inter-company pharmacy and therapy contracts, and directed Kindred’s appraisers to create an inventory of all documents used in the appraisal reports and deliver the documents and inventories to us. The Court did not order Kindred to turn over any of the appraiser reports, noting that we would receive them as part of the rent reset process. We filed a protective appeal of the July 20, 2006 order to the extent that the order is construed incorrectly as determining on the merits that Kindred was not required to provide the appraisal reports under the Kindred Master Leases. On August 4, 2006, the Court granted our motion to dismiss the lawsuit, but retained jurisdiction to enforce the Court’s order requiring Kindred to produce certain information. We filed a protective appeal of the August 4, 2006 order on the same grounds as our appeal of the July 20, 2006 order. Kindred has also appealed the August 4, 2006 order. On September 5, 2006, we filed a motion contending that Kindred had failed to provide the information required in the Court’s previous orders and seeking appropriate relief. On September 27, 2006, the Court ruled from the bench that Kindred had not produced the required information, including information about its pharmaceutical sales profits, and ordered that Kindred turn over the information. No briefs or substantive pleadings have been filed in connection with the appeal. No provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2006.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue its claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2006.

During 2005, we settled the action entitled Ventas, Inc. v. Sullivan & Cromwell, Case No. 02-5232, filed by us in June 2002 in the Superior Court of the District of Columbia. The complaint asserted claims of legal

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

malpractice and breach of fiduciary duty by Sullivan & Cromwell in connection with its legal representation of us in our spin off of Kindred. Under the terms of the settlement, a $25.5 million payment was made to us on behalf of Sullivan & Cromwell in 2005. After payment of expenses for this action, including the contingent fee for our outside legal counsel, we received approximately $15.9 million in net proceeds from the settlement, which we used to establish a charitable foundation, to repay debt and for other corporate purposes.

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

Note 15—Capital Stock

The authorized capital stock at December 31, 2006 and 2005 consisted of 180,000,000 shares of common stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share, of which 65,000 shares have been designated as Series A Preferred Stock and 300,000 shares have been designated Series A Participating Preferred Stock.

In April 2006, we filed an automatic shelf registration statement on Form S-3 with the Commission relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous universal shelf registration statement, under which approximately $500.0 million of securities remained available for offering.

In July 2005, we completed the sale of 3,247,000 shares of our common stock in an underwritten public offering pursuant to our previous universal shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our previous secured revolving credit facility and for general corporate purposes, including the funding of acquisitions.

In March 2004, we completed the sale of 2,000,000 shares of our common stock in an underwritten public offering pursuant to our previous universal shelf registration statement. We received $51.1 million in net proceeds from the sale, which we used to repay indebtedness under our previous secured revolving credit facility and for general corporate purposes, including the funding of acquisitions.

Excess Share Provision

In order to preserve our ability to maintain REIT status, our Certificate of Incorporation provides that if a person acquires beneficial ownership of greater than 9% of our outstanding common stock or 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of such limit are deemed to be excess shares. These shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the shares and the trustee may exercise all voting power over the shares.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board of Directors is empowered to grant waivers from the excess share provisions of our Certificate of Incorporation. In June 2003, we granted a waiver (the “C&S Waiver”) from the 9% ownership limitation provisions of our Certificate of Incorporation to Cohen & Steers Capital Management, Inc. (“C&S”). Under the C&S Waiver, C&S may beneficially own, in the aggregate, up to 14% in number of shares or value of our common stock.

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

Note 16—Related Party Transactions

At December 31, 2006 and 2005, we had receivables of approximately $2.5 million and $2.8 million, respectively, due from certain current and former executive officers. The loans include interest provisions (with a 4.9% average annual interest rate) and were made at various times from 1999 through 2002 and in 1998 to finance the income taxes payable by the executive officers resulting from: (i) our 1998 spin off of Kindred and (ii) vesting of restricted shares. The loans are payable over a period of ten years. Interest on a note relating to the spin off in the principal amount of $0.8 million at December 31, 2006 (the “Spin Off Note”) is paid on a quarterly basis and principal on this note is paid annually. The payee of the Spin Off Note resigned as an employee and director of Ventas in January 2003. In the event of a change in control, as defined in our previous 1997 Incentive Compensation Plan, accrued interest on and the principal balance of the Spin Off Note is forgiven. Interest on the note relating to taxes paid for the vested portion of restricted shares (the “Restricted Share Note”) is payable annually out of and only to the extent of dividends from the vested restricted shares. In the event of a change in control or upon termination of the officer without cause, as such terms are defined in the relevant employment agreement, the principal balance of the Restricted Share Note is forgiven. The Restricted Share Note is secured by a pledge of all of the restricted shares to which the Restricted Share Note relates and the Restricted Share Note is otherwise non-recourse. The Spin Off Note is not secured.

During 1998, we acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (“Tangram”). Tangram is a wholly owned subsidiary of Res-Care, Inc. (“Res-Care”) of which a member of our Board of Directors is the Chairman of the Board. We lease the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the years ended December 31, 2006, 2005 and 2005, Tangram has paid us approximately $897,000, $863,000 and $834,000, respectively, in base rent payments.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2006 and 2005 is provided below.

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$97,814	$100,306	$109,667	$120,562

Net income	29,134	29,258	32,241	40,797

Earnings per share:
Basic:
Net income	$0.28	$0.28	$0.31	$0.39

Diluted:
Net income	$0.28	$0.28	$0.31	$0.39

Dividends declared per share	$0.395	$0.395	$0.395	$0.395

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$63,800	$74,952	$95,933	$98,303

Income before discontinued operations	27,612	27,108	28,719	41,808
Discontinued operations	(39)	(40)	2	5,413

Net income	27,573	27,068	28,721	47,221

Earnings per share:
Basic:
Income before discontinued operations	$0.33	$0.31	$0.28	$0.40
Discontinued operations	—	—	—	0.06

Net income	$0.33	$0.31	$0.28	$0.46

Diluted:
Income before discontinued operations	$0.32	$0.30	$0.28	$0.40
Discontinued operations	—	—	—	0.05

Net income	$0.32	$0.30	$0.28	$0.45

Dividends declared per share	$0.36	$0.36	$0.36	$0.36

Note 18—Subsequent Events

On January 14, 2007, we and our wholly owned subsidiaries, 2124678 Ontario Inc. (the “Securities Purchaser”) and 2124680 Ontario Inc. (the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), entered into a purchase agreement (the “Purchase Agreement”) with Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, we have agreed to cause the Purchasers to acquire all of Sunrise REIT’s assets and to assume all of Sunrise REIT’s liabilities (the “Transaction”) for approximately $1.8 billion based on the exchange rates at the time we entered into the Purchase Agreement.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the effective time of the Transaction, the Securities Purchaser will purchase all of the interests and assume all of the liabilities of Sunrise REIT Canadian Holdings Inc. (“Canco”) and certain of Sunrise REIT’s intercompany notes held by Sub Trust, and the Asset Purchaser will acquire all of Sunrise REIT’s remaining assets and liabilities from Sunrise REIT, Sub Trust and UPREIT. If approved by Sunrise REIT’s unitholders, each unit of beneficial interest of Sunrise REIT outstanding immediately prior to the effective time will be redeemed at a redemption price of Cdn $15 in cash without any action on the part of the unitholders. The closing of the Transaction is scheduled to occur during the second quarter of 2007 and is subject to the satisfaction of customary closing conditions, including the approval of Sunrise REIT’s unitholders.

As a result of the Transaction, we will acquire a 100% interest in 18 senior living communities and a 75-85% interest in 56 additional senior living communities, with the minority interest in those 56 communities being owned by affiliates of Sunrise Senior Living, Inc. (“Sunrise”). Of the 74 communities, 63 are located in metropolitan areas of 17 U.S. states and 11 are located in the Canadian provinces of Ontario and British Columbia. In addition, we expect to acquire for a fixed price five communities in the U.S. and Canada that are currently under development. Upon closing, we expect to own in aggregate 527 assets in 43 U.S. states and two Canadian provinces.

On January 14, 2007, we also entered into a letter agreement (the “Letter Agreement”) with Sunrise. Sunrise and its affiliates manage Sunrise REIT’s senior living communities pursuant to various management and other agreements and have other contractual relationships with Sunrise REIT. The Letter Agreement provides for the modification of certain terms under the existing agreements between Sunrise REIT and its affiliates, on the one hand, and Sunrise and its affiliates, on the other hand (the “Existing Agreements”), to be reflected in definitive agreements between the parties, which modifications will be effective upon closing of the Transaction. Pursuant to the Letter Agreement, the Strategic Alliance Agreement dated as of December 23, 2004 between Sunrise and Sunrise REIT will be terminated effective upon the closing and replaced with a new agreement that will provide, among other things, a right of first offer to us to acquire properties developed by Sunrise or its affiliates in Canada and in certain locations of the United States, generally on the terms set forth in the existing Strategic Alliance Agreement, but subject to modification of those terms to address changes in circumstances and other matters. The Letter Agreement also (1) provides us assurances that Sunrise will cooperate with us in connection with our compliance with the REIT rules under the Internal Revenue Code of 1986, as amended (the “Code”), and in connection with our financial reporting obligations, (2) contains restrictions on our rights to transfer our interest in the acquired properties to transferees who compete with Sunrise or who do not meet certain requirements, (3) provides that Sunrise consents to the transactions contemplated by the Purchase Agreement and waives certain rights under the Existing Agreements, and (4) confirms our right of first offer to acquire certain properties and various factual matters. The Letter Agreement is binding upon closing of the Transaction, but is expected to be replaced by more definitive agreements as described above.

On February 14, 2007, Health Care Property Investors, Inc. (“HCPI”) submitted a proposal to acquire the assets of Sunrise REIT. HCPI has put forth an amended proposal and also proposed to enter into an agreement with Sunrise. In addition, in connection with our pending acquisition of Sunrise REIT and the competing offer from Health Care Property Investors, Inc., we are a party to proceedings in the Ontario Superior Court of Justice seeking legal interpretations of our rights under various agreements pertaining to the acquisition. Notices of application concerning the proceedings were filed on February 18, 2007 and February 21, 2007.

Note 19—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of the Issuers. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation to pay principal and interest with respect to our Convertible Notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the Senior Notes and the Convertible Notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the Senior Notes or the Convertible Notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes and our primary obligation to pay principal and interest on the Convertible Notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006:

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$11,444	$54,062	$1,467,440	$978,700	$572,254	$—	$3,083,900
Cash and cash equivalents	—	—	—	779	467	—	1,246
Escrow deposits and restricted cash	230	—	53,410	5,630	20,769	—	80,039
Deferred financing costs, net	1,106	—	—	17,279	30	—	18,415
Notes receivable-related parties	1,716	—	—	750	—	—	2,466
Equity in affiliates	515,852	79,705	115,903	727,119	15	(1,438,594)	—
Investment in affiliates	—	9,039	—	460,679	—	(469,718)	—
Other	—	652	26,148	28,264	12,670	—	67,734

Total assets	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$225,469	$413	$410,844	$1,369,633	$322,694	$—	$2,329,053
Intercompany	—	1,980	125,000	(132,500)	5,520	—	—
Deferred revenue	18	—	—	8,176	—	—	8,194
Accrued dividend	41,926	23	—	—	—	—	41,949
Accrued interest	—	103	1,758	16,230	1,838	—	19,929
Accounts payable and other accrued liabilities	1,472	103	52,296	43,642	16,499	393	114,405
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	299,279	2,622	589,898	1,305,181	346,551	393	2,543,924
Total stockholders’ equity	231,069	140,836	1,073,003	914,019	259,654	(1,908,705)	709,876

Total liabilities and stockholders’ equity	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$12,117	$56,200	$905,513	$978,104	$574,540	$—	$2,526,474
Cash and cash equivalents	1	1	—	1,027	612	—	1,641
Escrow deposits and restricted cash	220	26	26,693	17,636	15,092	—	59,667
Deferred financing costs, net	—	—	—	17,581	—	—	17,581
Notes receivable-related parties	1,716	—	—	1,125	—	—	2,841
Equity in affiliates	514,844	80,390	88,850	724,038	15	(1,408,137)	—
Investment in affiliates	—	9,039	—	—	—	(9,039)	—
Other	—	509	13,113	10,023	7,269	—	30,914

Total assets	$528,898	$146,165	$1,034,169	$1,749,534	$597,528	$(1,417,176)	$2,639,118

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$—	$424	$305,816	$1,180,239	$316,085	$—	$1,802,564
Intercompany	—	2,696	125,000	(132,500)	4,804	—	—
Deferred revenue	44	—	—	10,496	—	—	10,540
Accrued dividend	37,272	71	—	—	—	—	37,343
Accrued interest	—	3	1,442	11,190	1,783	—	14,418
Accounts payable and other accrued liabilities	2,346	103	23,734	36,855	13,109	393	76,540
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	70,056	3,297	455,992	1,106,280	335,781	393	1,971,799
Total stockholders’ equity	458,842	142,868	578,177	643,254	261,747	(1,417,569)	667,319

Total liabilities and stockholders’ equity	$528,898	$146,165	$1,034,169	$1,749,534	$597,528	$(1,417,176)	$2,639,118

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$2,317	$5,722	$86,694	$267,026	$56,690	$—	$418,449
Interest income from loans receivable	—	—	—	7,014	—	—	7,014
Equity earnings (loss) in affiliates	128,902	(99)	4,179	—	—	(132,982)	—
Interest and other income	79	—	37	2,412	358	—	2,886

Total revenues	131,298	5,623	90,910	276,452	57,048	(132,982)	428,349

Expenses:
Interest	86	35	20,428	97,688	22,857	—	141,094
Depreciation and amortization	673	2,144	41,956	51,807	23,073	—	119,653
Property-level operating expenses	—	—	—	904	2,267	—	3,171
General, administrative and professional fees	878	402	5,393	16,029	3,434	—	26,136
Rent reset costs	—	—	—	7,361	—	—	7,361
Reversal of contingent liability	(1,769)	—	—	—	—	—	(1,769)
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(115)	—	(600)	715	—	—

Total expenses	(132)	2,466	67,777	174,462	52,346	—	296,919

Net income	$131,430	$3,157	$23,133	$101,990	$4,702	$(132,982)	$131,430

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$2,349	$5,683	$46,336	$234,683	$35,668	$—	$324,719
Interest income from loans receivable	—	—	977	4,024	—	—	5,001
Equity earnings (loss) in affiliates	130,026	(483)	9,218	—	—	(138,761)	—
Interest and other income	75	93	1,309	1,702	89	—	3,268

Total revenues	132,450	5,293	57,840	240,409	35,757	(138,761)	332,988

Expenses:
Interest	—	36	10,883	80,272	14,390	—	105,581
Depreciation and amortization	690	2,140	23,377	47,581	14,060	—	87,848
Property-level operating expenses	—	—	—	428	2,148	—	2,576
General, administrative and professional fees	1,177	609	3,755	16,661	2,873	—	25,075
Loss on extinguishment of debt	—	—	—	1,376	—	—	1,376
Net gain on swap breakage	—	—	—	(981)	—	—	(981)
Net proceeds from litigation settlement	—	—	—	(15,909)	—	—	(15,909)
Contribution to charitable foundation	—	—	—	2,000	—	—	2,000
Intercompany interest	—	(25)	—	(599)	624	—	—

Total expenses	1,867	2,760	38,015	130,829	34,095	—	207,566

Operating income	130,583	2,533	19,825	109,580	1,662	(138,761)	125,422
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Income before discontinued operations	130,583	2,533	19,825	109,405	1,662	(138,761)	125,247
Discontinued operations	—	5,441	—	(105)	—	—	5,336

Net income	$130,583	$7,974	$19,825	$109,300	$1,662	$(138,761)	$130,583

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$2,271	$5,198	$212	$211,622	$12,773	$—	$232,076
Interest income from loans receivable	—	—	—	2,958	—	—	2,958
Equity earnings (loss) in affiliates	119,661	(376)	3,397	—	—	(122,682)	—
Interest and other income	161	72	—	711	43	—	987

Total revenues	122,093	4,894	3,609	215,291	12,816	(122,682)	236,021

Expenses:
Interest	—	139	—	60,224	5,742	—	66,105
Depreciation and amortization	694	1,960	82	42,451	3,678	—	48,865
Property-level operating expenses	—	—	—	142	1,195	—	1,337
General, administrative and professional fees	499	607	32	16,006	980	—	18,124
Loss on extinguishment of debt	—	—	—	1,370	—	—	1,370
Intercompany interest	—	(110)	—	(409)	519	—	—

Total expenses	1,193	2,596	114	119,784	12,114	—	135,801

Income before discontinued operations	120,900	2,298	3,495	95,507	702	(122,682)	100,220
Discontinued operations	—	(47)	—	20,727	—	—	20,680

Net income	$120,900	$2,251	$3,495	$116,234	$702	$(122,682)	$120,900

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$608	$4,618	$50,924	$160,833	$21,884	$—	$238,867
Net cash used in investing activities	—	—	—	(481,640)	(334)	—	(481,974)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	—	—	57,000	—	—	57,000
Net change in borrowings under secured revolving credit facility	—	—	—	(89,200)	—	—	(89,200)
Proceeds from debt	225,469	—	—	221,462	2,074	—	449,005
Repayment of debt	—	(11)	(9,760)	—	(6,313)	—	(16,084)
Payment of deferred financing costs	—	—	—	(4,876)	—	—	(4,876)
Issuance of common stock	831	—	—	—	—	—	831
Proceeds from stock option exercises	6,634	—	—	—	—	—	6,634
Cash distribution (to) from affiliates	(73,232)	(4,321)	(41,164)	136,173	(17,456)	—	—
Cash distribution to stockholders	(160,311)	(287)	—	—	—	—	(160,598)

Net cash provided by (used in) financing Activities	(609)	(4,619)	(50,924)	320,559	(21,695)	—	242,712

Net decrease in cash and cash equivalents	(1)	(1)	—	(248)	(145)	—	(395)
Cash and cash equivalents at beginning of year	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of year	$—	$—	$—	$779	$467	$—	$1,246

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$1,563	$6,221	$25,596	$178,047	$12,337	$—	$223,764
Net cash (used in) provided by investing activities	(17,321)	10,228	—	(607,948)	—	—	(615,041)
Cash flows from financing activities:
Net change in borrowings under secured revolving credit facility	—	—	—	50,200	—	—	50,200
Proceeds from debt	—	—	—	600,000	—	—	600,000
Issuance of intercompany note	—	—	125,000	(125,000)	—	—	—
Repayment of debt	—	(9,242)	(2,101)	(217,173)	(3,472)	—	(231,988)
Payment of deferred financing costs	—	—	—	(9,279)	—	—	(9,279)
Issuance of common stock	101,964	—	—	—	—	—	101,964
Proceeds from stock option exercises	6,819	—	—	—	—	—	6,819
Payment of swap breakage fee	—	—	—	(2,320)	—	—	(2,320)
Cash distribution from (to) affiliates	32,574	(7,046)	(148,498)	132,648	(9,678)	—	—
Cash distribution to stockholders	(125,646)	(197)	—	—	—	—	(125,843)

Net cash provided by (used in) financing activities	15,711	(16,485)	(25,599)	429,076	(13,150)	—	389,553

Net decrease in cash and cash equivalents	(47)	(36)	(3)	(825)	(813)	—	(1,724)
Cash and cash equivalents at beginning of year	48	37	3	1,852	1,425	—	3,365

Cash and cash equivalents at end of year	$1	$1	$—	$1,027	$612	$—	$1,641

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,578	$2,472	$224	$133,896	$10,788	$—	$149,958
Net cash (used in) provided by investing activities	(121,141)	27,152	14	(205,589)	869	—	(298,695)
Cash flows from financing activities:
Net change in borrowings under secured revolving credit facility	—	—	—	39,000	—	—	39,000
Proceeds from debt	—	—	—	125,000	—	—	125,000
Repayment of debt	—	(3,669)	(2,812)	(59,100)	(1,430)	—	(67,011)
Payment of deferred financing costs	—	—	—	(5,350)	—	—	(5,350)
Issuance of common stock	64,206	—	—	—	—	—	64,206
Proceeds from stock option exercises	17,676	—	—	—	—	—	17,676
Issuance of intercompany note	—	7,500	—	(7,500)	—	—	—
Cash distribution from (to) affiliates	140,205	(33,418)	2,577	(100,556)	(8,808)	—	—
Cash distribution to stockholders	(103,523)	—	—	—	—	—	(103,523)

Net cash provided by (used in) financing activities	118,564	(29,587)	(235)	(8,506)	(10,238)	—	69,998

Net increase (decrease) in cash and cash equivalents	1	37	3	(80,199)	1,419	—	(78,739)
Cash and cash equivalents at beginning of year	47	—	—	82,051	6	—	82,104

Cash and cash equivalents at end of year	$48	$37	$3	$1,852	$1,425	$—	$3,365

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—ETOP Condensed Consolidating Information

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes and the Convertible Notes. See “Note 19—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes or the Convertible Notes are therefore not directly obligated with respect to the Senior Notes or the Convertible Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying ETOP’s and our debt service obligations, including ETOP’s and our guarantee of payment of principal and interest on the Senior Notes and our primary obligation to pay principal and interest on the Convertible Notes. See “Note 8—Borrowing Arrangements.” Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the ETOP Condensed Consolidating Financial Statements for the periods prior to the ElderTrust merger are presented as “Predecessor Company” financial statements and are not included as part of our Condensed Consolidating Financial Statements for those periods.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$54,062	$86,058	$—	$140,120
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$143,458	$94,478	$(79,720)	$158,216

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	23	—	—	23
Accrued interest	103	422	—	525
Accounts payable and other accrued liabilities	103	3,095	—	3,198

Total liabilities	2,622	74,423	—	77,045
Total stockholders’ equity	140,836	20,055	(79,720)	81,171

Total liabilities and stockholders’ equity	$143,458	$94,478	$(79,720)	$158,216

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate investments	$56,200	$88,992	$—	$145,192
Cash and cash equivalents	1	438	—	439
Escrow deposits and restricted cash	26	5,590		5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other	509	1,366	—	1,875

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$424	$66,776	$—	$67,200
Intercompany	2,696	4,804	—	7,500
Note payable to affiliate	—	—	—	—
Accrued dividend	71	—	—	71
Accrued interest	3	431	—	434
Accounts payable and other accrued liabilities	103	3,017	—	3,120

Total liabilities	3,297	75,028	—	78,325
Total stockholders’ equity	142,868	21,373	(80,405)	83,836

Total liabilities and stockholders’ equity	$146,165	$96,401	$(80,405)	$162,161

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$5,722	$10,787	$—	$16,509
Interest and other income	—	126	—	126
Equity loss in affiliates	(99)	—	99	—

Total revenues	5,623	10,913	99	16,635
Expenses:
Interest	35	5,060	—	5,095
Depreciation and amortization	2,144	3,194	—	5,338
Property-level operating expenses	—	1,448	—	1,448
General, administrative and professional fees	402	595	—	997
Intercompany interest	(115)	715	—	600

Total expenses	2,466	11,012	—	13,478

Net income (loss)	$3,157	$(99)	$99	$3,157

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$5,683	$10,695	$—	$16,378
Interest and other income	93	56	—	149
Equity loss in affiliates	(483)	—	483	—

Total revenues	5,293	10,751	483	16,527

Expenses:
Interest	36	5,161	—	5,197
Depreciation and amortization	2,140	3,167	—	5,307
Property-level operating expenses	—	1,430	—	1,430
General, administrative and professional fees	609	851	—	1,460
Intercompany interest	(25)	625	—	600

Total expenses	2,760	11,234	—	13,994

Income (loss) before discontinued operations	2,533	(483)	483	2,533
Discontinued operations	5,441	—	—	5,441

Net income (loss)	$7,974	$(483)	$483	$7,974

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$5,198	$9,724	$—	$14,922
Interest and other income	72	43	—	115
Equity loss in affiliates	(376)	—	376	—

Total revenues	4,894	9,767	376	15,037

Expenses:
Interest	139	4,814	—	4,953
Depreciation	1,960	2,896	—	4,856
Property-level operating expenses	—	1,161	—	1,161
General, administrative and professional fees	607	753	—	1,360
Intercompany interest	(110)	519	—	409

Total expenses	2,596	10,143	—	12,739

Income (loss) before discontinued operations	2,298	(376)	376	2,298
Discontinued operations	(47)	—	—	(47)

Net income (loss)	$2,251	$(376)	$376	$2,251

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Interest	40	509	—	549
Depreciation	192	295	—	487
Property-level operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Loss on extinguishment of debt	8	—	—	8
Intercompany interest	37	26	(63)	—
Loss on sale of fixed asset	10	—	—	10

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$4,618	$2,873	$—	$7,491
Net cash used in investing activities	—	(259)	—	(259)
Net cash used in financing activities	(4,619)	(2,716)	—	(7,335)

Net decrease in cash and cash equivalents	(1)	(102)	—	(103)
Cash and cash equivalents at beginning of year	1	438	—	439

Cash and cash equivalents at end of year	$—	$336	$—	$336

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$6,221	$1,410	$—	$7,631
Net cash provided by (used in) investing activities	10,228	(25)	—	10,203
Net cash used in financing activities	(16,485)	(2,120)	—	(18,605)

Net decrease in cash and cash equivalents	(36)	(735)	—	(771)
Cash and cash equivalents at beginning of year	37	1,173	—	1,210

Cash and cash equivalents at end of year	$1	$438	$—	$439

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,472	$4,896	$—	$7,368
Net cash used in investing activities	27,152	(27,235)	—	(83)
Net cash used in financing activities	(29,587)	(4,508)	—	(34,095)

Net (decrease) increase in cash and cash equivalents	37	(26,847)	—	(26,810)
Cash and cash equivalents at beginning of year	—	28,020	—	28,020

Cash and cash equivalents at end of year	$37	$1,173	$—	$1,210

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080
Net cash provided by investing activities	2,806	—	—	2,806
Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of year	24,848	821	—	25,669

Cash and cash equivalents at end of year	$27,151	$869	$—	$28,020

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
BROOKDALE SENIORS HOUSING FACILITIES
The Springs of East Mesa	Mesa	AZ	$2,747	$24,938	$(20)	$2,747	$24,918	$1,905	1986	2005	35 years
Sterling House of Mesa	Mesa	AZ	655	7,004	(74)	655	6,930	504	1998	2005	35 years
Clare Bridge of Oro Valley	Oro Valley	AZ	666	6,174	30	666	6,204	474	1998	2005	35 years
Sterling House of Peoria	Peoria	AZ	598	4,876	100	598	4,976	399	1998	2005	35 years
Clare Bridge of Tempe	Tempe	AZ	611	4,069	204	611	4,273	371	1997	2005	35 years
Sterling House of East Speedway	Tucson	AZ	506	4,749	17	506	4,766	363	1998	2005	35 years
Woodside Terrace	Redwood City	CA	7,669	66,745	(54)	7,669	66,691	5,187	1988	2005	35 years
The Atrium	San Jose	CA	6,240	66,382	(53)	6,240	66,329	4,766	1987	2005	35 years
Brookdale Place	San Marcos	CA	4,288	36,233	(29)	4,288	36,204	2,851	1987	2005	35 years
Wynwood of Colorado Springs	Colorado Springs	CO	715	9,286	(262)	715	9,024	616	1997	2005	35 years
Wynwood of Pueblo	Pueblo	CO	840	9,411	(142)	840	9,269	664	1997	2005	35 years
The Gables at Farmington	Farmington	CT	3,995	36,339	(29)	3,995	36,310	2,773	1984	2005	35 years
Chatfield	West Hartford	CT	2,493	22,852	(19)	2,493	22,833	1,738	1989	2005	35 years
The Grand Court Ft. Myers	Ft. Myers	FL	1,065	9,586		1,065	9,586	911	1988	2004	35 years
The Grand Court Tavares	Tavares	FL	431	3,881		431	3,881	423	1985	2004	35 years
The Classic at West Palm Beach	West Palm Beach	FL	3,759	33,099	(27)	3,759	33,072	2,560	1990	2005	35 years
Sterling House of Pensacola	Pensacola	FL	632	6,092	3	632	6,095	460	1998	2005	35 years
Clare Bridge of Tallahassee	Tallahassee	FL	667	6,173	31	667	6,204	475	1998	2005	35 years
Clare Bridge of West Melbourne	West Melbourne	FL	586	5,485	20	586	5,505	419	2000	2005	35 years
Clare Bridge Cottage of Winter Haven	Winter Haven	FL	232	3,008	(85)	232	2,923	200	1997	2005	35 years
Sterling House of Winter Haven	Winter Haven	FL	438	5,553	(146)	438	5,407	372	1997	2005	35 years
Wynwood of Twin Falls	Twin Falls	ID	703	6,158	71	703	6,229	486	1997	2005	35 years
The Grand Court Belleville	Belleville	IL	370	3,333		370	3,333	314	1984	2004	35 years
Seasons at Glenview	Northbrook	IL	1,988	39,762		1,988	39,762	3,264	1999	2004	35 years
The Hallmark	Chicago	IL	11,057	107,603	(87)	11,057	107,516	7,993	1990	2005	35 years
The Kenwood of Lake View	Chicago	IL	3,072	26,690	(22)	3,072	26,668	2,076	1950	2005	35 years
The Heritage	Des Plaines	IL	6,872	60,214	(49)	6,872	60,165	4,666	1993	2005	35 years
Devonshire of Hoffman Estates	Hoffman Estates	IL	3,886	44,166	(35)	3,886	44,131	3,096	1987	2005	35 years
The Devonshire	Lisle	IL	7,953	70,457	(57)	7,953	70,400	5,435	1990	2005	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Hawthorn Lakes	Vernon Hills	IL	4,439	35,073	(29)	4,439	35,044	2,841	1987	2005	35 years
The Willows	Vernon Hills	IL	1,147	10,049	(8)	1,147	10,041	779	1999	2005	35 years
Berkshire of Castleton	Indianapolis	IN	1,280	11,524	(9)	1,280	11,515	883	1986	2005	35 years
Sterling House of Evansville	Evansville	IN	357	3,767	(35)	357	3,732	273	1998	2005	35 years
Sterling House of Marion	Marion	IN	207	3,573	(174)	207	3,399	214	1998	2005	35 years
Sterling House of Portage	Portage	IN	128	3,652	(267)	128	3,385	190	1999	2005	35 years
Sterling House of Richmond	Richmond	IN	495	4,127	73	495	4,200	334	1998	2005	35 years
The Grand Court Overland Park	Overland Park	KS	2,297	20,676		2,297	20,676	1,782	1988	2004	35 years
Clare Bridge of Leawood	Leawood	KS	117	5,131	(443)	117	4,688	246	2000	2005	35 years
Clare Bridge Cottage of Topeka	Topeka	KS	369	6,831	(360)	369	6,471	400	2000	2005	35 years
River Bay Club	Quincy	MA	6,101	57,909	(47)	6,101	57,862	4,344	1986	2005	35 years
The Grand Court Adrian	Adrian	MI	601	5,411		601	5,411	560	1988	2004	35 years
The Grand Court Farmington Hills	Farmington Hills	MI	847	7,619		847	7,619	692	1989	2004	35 years
Wynwood of Northville	Northville	MI	407	6,073	(236)	407	5,837	382	1996	2005	35 years
Wynwood of Utica	Utica	MI	1,142	11,818	(85)	1,142	11,733	863	1996	2005	35 years
Edina Park Plaza	Edina	MN	3,621	33,168	(27)	3,621	33,141	2,524	1998	2005	35 years
Sterling House of Blaine	Blaine	MN	150	1,677	(25)	150	1,652	118	1997	2005	35 years
Clare Bridge of Eden Prairie	Eden Prairie	MN	301	6,233	(368)	301	5,865	353	1998	2005	35 years
Sterling House of Inver Grove Heights	Inver Grove Heights	MN	253	2,657	(23)	253	2,634	193	1997	2005	35 years
Clare Bridge of North Oaks	North Oaks	MN	1,057	8,303	213	1,057	8,516	693	1998	2005	35 years
Clare Bridge of Plymouth	Plymouth	MN	679	8,681	(234)	679	8,447	579	1998	2005	35 years
The Grand Court Kansas City I	Kansas City	MO	1,250	11,249		1,250	11,249	1,012	1989	2004	35 years
The Grand Court Albuquerque	Albuquerque	NM	1,382	12,440		1,382	12,440	1,248	1991	2004	35 years
Ponce de Leon	Santa Fe	NM	—	28,199	(21)	—	28,178	2,015	1986	2005	35 years
Clare Bridge of Cary	Cary	NC	724	6,471	59	724	6,530	506	1997	2005	35 years
Clare Bridge of Winston-Salem	Winston-Salem	NC	368	3,500	6	368	3,506	266	1997	2005	35 years
Brendenwood	Voorhees	NJ	3,158	29,933	(24)	3,158	29,909	2,247	1987	2005	35 years
Clare Bridge of Westampton	Westampton	NJ	881	4,746	418	881	5,164	490	1997	2005	35 years
The Grand Court Las Vegas	Las Vegas	NV	679	6,107		679	6,107	631	1987	2004	35 years
The Gables at Brighton	Rochester	NY	1,131	9,506	(8)	1,131	9,498	750	1988	2005	35 years
Villas of Sherman Brook	Clinton	NY	947	7,534	181	947	7,715	625	1991	2005	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Wynwood of Kenmore	Kenmore	NY	1,487	15,182	(88)	1,487	15,094	1,115	1995	2005	35 years
Clare Bridge of Niskayuna	Niskayuna	NY	1,020	8,340	169	1,020	8,509	682	1997	2005	35 years
Wynwood of Niskayuna	Niskayuna	NY	1,884	16,116	234	1,884	16,350	1,288	1996	2005	35 years
Clare Bridge of Perinton	Pittsford	NY	611	4,069	204	611	4,273	371	1997	2005	35 years
Villas of Summerfield	Syracuse	NY	1,132	11,443	(55)	1,132	11,388	844	1991	2005	35 years
Clare Bridge of Williamsville	Williamsville	NY	839	3,844	473	839	4,317	439	1997	2005	35 years
The Grand Court Dayton	Dayton	OH	636	5,721		636	5,721	672	1987	2004	35 years
The Grand Court Findlay	Findlay	OH	385	3,464		385	3,464	355	1984	2004	35 years
The Grand Court Springfield	Springfield	OH	250	2,250		250	2,250	261	1986	2004	35 years
Sterling House of Alliance	Alliance	OH	392	6,288	(276)	392	6,012	386	1998	2005	35 years
Clare Bridge Cottage of Austintown	Austintown	OH	151	3,089	(180)	151	2,909	175	1999	2005	35 years
Sterling House of Beaver Creek	Beavercreek	OH	587	5,385	32	587	5,417	416	1998	2005	35 years
Sterling House of Westerville	Columbus	OH	267	3,603	(113)	267	3,490	235	1999	2005	35 years
Sterling House of Salem	Salem	OH	634	4,662	163	634	4,825	403	1998	2005	35 years
The Grand Court Lubbock	Lubbock	TX	720	6,479		720	6,479	588	1984	2004	35 years
The Grand Court Bristol	Bristol	VA	648	5,835		648	5,835	590	1985	2004	35 years
Park Place	Spokane	WA	1,622	12,905	(10)	1,622	12,895	1,042	1915	2005	35 years
Clare Bridge of Lynwood	Lynwood	WA	1,219	9,581	244	1,219	9,825	799	1999	2005	35 years
Clare Bridge of Puyallup	Puyallup	WA	1,055	8,305	211	1,055	8,516	692	1998	2005	35 years
Sterling House of Fond du Lac	Fond du Lac	WI	196	1,604	33	196	1,637	131	2000	2005	35 years
Sterling House of Kenosha	Kenosha	WI	551	5,436	(12)	551	5,424	406	2000	2005	35 years
Clare Bridge Cottage of La Crosse	La Crosse	WI	621	4,059	215	621	4,274	374	2004	2005	35 years
Sterling House of La Crosse	La Crosse	WI	644	5,836	43	644	5,879	453	1998	2005	35 years

TOTAL FOR BROOKDALE SENIORS HOUSING FACILITIES			129,800	1,257,451	(900)	129,800	1,256,551	97,511

NON-BROOKDALE SENIORS HOUSING FACILITIES
CaraVita Village	Montgomery	AL	779	8,507	55	779	8,562	455	1987	2005	35 years
Elmcroft of Halcyon	Montgomery	AL	220	5,476		220	5,476	26	1999	2006	35 years
West Shores	Hot Springs	AR	1,326	10,904		1,326	10,904	426	1988	2005	35 years
Outlook Pointe at Blytheville	Blytheville	AR	294	2,946		294	2,946	14	1997	2006	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Outlook Pointe at Maumelle	Maumelle	AR	1,252	7,601		1,252	7,601	36	1997	2006	35 years
Outlook Pointe at Mountain Home	Mountain Home	AR	204	8,971		204	8,971	43	1997	2006	35 years
Outlook Pointe at Pocahontas	Pocahontas	AR	575	2,026		575	2,026	10	1997	2006	35 years
Outlook Pointe at Sherwood	Sherwood	AR	1,320	5,693		1,320	5,693	27	1997	2006	35 years
Cottonwood Village	Cottonwood	AZ	1,200	15,124		1,200	15,124	583	1986	2005	35 years
Fairwood Manor	Anaheim	CA	2,464	7,908		2,464	7,908	553	1977	2005	35 years
Summerville at Heritage Place	Tracy	CA	1,110	13,296		1,110	13,296	621	1986	2005	35 years
Barrington Court Alzheimer’s Residence	Danville	CA	360	4,640		360	4,640	107	1999	2006	35 years
Atherton Court Alzheimer’s Residence	Fremont	CA	251	4,449		251	4,449	109	1994	2006	35 years
Somer Park Residence for Memory Impairment	Roseville	CA	220	2,380		220	2,380	56	1996	2006	35 years
Villa Santa Barbara	Santa Barbara	CA	1,219	12,426		1,219	12,426	483	1977	2005	35 years
Las Villas Del Norte	Escondido	CA	2,791	32,632		2,791	32,632	155	1986	2006	35 years
Rancho Vista	Vista	CA	6,730	21,828		6,730	21,828	104	1982	2006	35 years
ActivCare at Point Loma	San Diego	CA	2,117	6,865		2,117	6,865	33	1999	2006	35 years
ActivCare at La Mesa	La Mesa	CA	2,431	6,101		2,431	6,101	29	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	9,104	59,349		9,104	59,349	283	1964	2006	35 years
Mountview Retirement Residence	Montrose	CA	1,089	15,449		1,089	15,449	74	1974	2006	35 years
Las Villas Del Carlsbad	Carlsbad	CA	1,760	30,470		1,760	30,470	145	1987	2006	35 years
Summerville at South Windsor	South Windsor	CT	2,187	12,713	(31)	2,187	12,682	936	1999	2004	35 years
The Plaza at Bonita Springs	Bonita Springs	FL	1,540	10,783		1,540	10,783	720	1989	2005	35 years
The Plaza at Boynton Beach	Boynton Beach	FL	2,317	16,218		2,317	16,218	1,024	1999	2005	35 years
The Plaza at Deer Creek	Deerfield	FL	1,399	9,791		1,399	9,791	733	1999	2005	35 years
The Plaza at Jensen Beach	Jensen Beach	FL	1,831	12,821		1,831	12,821	851	1999	2005	35 years
Summerville at Lake Mary	Lake Mary	FL	700	6,300		700	6,300	170	2001	2006	35 years
Summerville at Golden Pond	Bradenton	FL	550	6,350		550	6,350	172	1985	2006	35 years
Highland Terrace	Inverness	FL	269	4,107		269	4,107	233	1997	2005	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	455	5,905		455	5,905	28	1998	2006	35 years
Winterville Retirement	Winterville	GA	243	7,418		243	7,418	402	1999	2005	35 years
Greenwood Gardens	Marietta	GA	706	3,132		706	3,132	194	1997	2005	35 years
Peachtree Estates	Dalton	GA	501	5,228		501	5,228	300	2000	2005	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Tara Plantation	Cumming	GA	1,381	7,708		1,381	7,708	429	1998	2005	35 years
The Sanctuary at Northstar	Kennesaw	GA	906	5,614		906	5,614	297	2001	2005	35 years
The Harrison	Indianapolis	IN	1,200	5,740		1,200	5,740	248	1985	2005	35 years
Georgetowne Place	Fort Wayne	IN	1,315	18,185		1,315	18,185	663	1987	2005	35 years
Towne Centre	Merrillville	IN	1,291	27,709		1,291	27,709	1,149	1987	2006	35 years
Heritage Woods	Agawarn	MA	1,249	4,625		1,249	4,625	637	1997	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544		1,194	12,544	1,280	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678		1,793	9,678	977	1930	2004	30 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418		1,468	11,418	1,146	1995	2004	30 years
Cabot Park Village	Newtonville	MA	1,772	14,854		1,772	14,854	1,566	1996	2004	30 years
The Village at Farm Pond	Framingham	MA	5,165	33,335	679	5,819	33,360	2,059	1999	2004	35 years
Whitehall Estate	Hyannis	MA	1,277	9,063		1,277	9,063	482	1999	2005	35 years
Brighton	Brighton	MI	520	11,680		520	11,680	631	1989	2005	35 years
Rose Arbor	Maple Grove	MN	1,140	12,421		1,140	12,421	409	2000	2006	35 years
Wildflower Lodge	Maple Grove	MN	504	5,035		504	5,035	166	1981	2006	35 years
Elmcroft of Little Avenue	Charlotte	NC	250	5,077		250	5,077	24	1997	2006	35 years
Outlook Pointe at North Ridge	Raleigh	NC	184	3,592		184	3,592	17	1984	2006	35 years
Crown Pointe	Omaha	NE	1,316	11,950		1,316	11,950	471	1985	2005	35 years
The Amberleigh	Amherst	NY	3,498	19,097		3,498	19,097	805	1988	2005	35 years
The Commons at Greenbriar	Boardman	OH	210	2,106		210	2,106	351	1987	2002	25 years
Summerville at Mentor	Mentor	OH	559	11,341	(29)	559	11,312	842	1999	2004	35 years
Outlook Pointe at Ontario	Mansfield	OH	523	7,968		523	7,968	38	1998	2006	35 years
Outlook Pointe at Medina	Medina	OH	661	9,788		661	9,788	47	1999	2006	35 years
Outlook Pointe at Washington Township	Miamisburg	OH	1,235	12,611		1,235	12,611	60	1998	2006	35 years
Outlook Pointe at Sagamore Hills	Sagamore Hills	OH	980	12,604		980	12,604	60	2000	2006	35 years
Outlook Pointe at Lima	Lima	OH	490	3,369		490	3,369	16	1998	2006	35 years
Outlook Pointe at Xenia	Xenia	OH	653	2,801		653	2,801	13	1999	2006	35 years
Berkshire Commons	Reading	PA	470	4,301		470	4,301	517	1997	2004	30 years
Lehigh	Macungie	PA	420	4,406		420	4,406	517	1997	2004	30 years
Sanatoga Court	Pottstown	PA	360	3,233		360	3,233	390	1997	2004	30 years
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079		1,151	9,079	979	1997	2004	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Mifflin Court	Shillington	PA	689	4,265		689	4,265	399	1997	2004	35 years
Outlook Pointe at Shippensburg	Shippensburg	PA	203	7,634		203	7,634	36	1999	2006	35 years
Outlook Pointe at Dillsburg	Dillsburg	PA	432	7,797		432	7,797	37	1998	2006	35 years
Outlook Pointe at Lebanon	Lebanon	PA	240	7,336		240	7,336	35	1999	2006	35 years
Outlook Pointe at Allison Park	Allison Park	PA	1,171	5,686		1,171	5,686	27	1986	2006	35 years
Outlook Pointe at Altoona	Duncansville	PA	331	4,729		331	4,729	23	1997	2006	35 years
Outlook Pointe at Berwick	Berwick	PA	111	6,741		111	6,741	32	1998	2006	35 years
Outlook Pointe at Chippewa	Beaver Falls	PA	1,394	8,586		1,394	8,586	41	1998	2006	35 years
Outlook Pointe at Lewisburg	Lewisburg	PA	232	5,666		232	5,666	27	1999	2006	35 years
Outlook Pointe at Lewistown	Lewistown	PA	190	5,170		190	5,170	25	1998	2006	35 years
Outlook Pointe at Loyalsock	Montoursville	PA	413	3,412		413	3,412	16	1999	2006	35 years
Outlook Pointe at Reading	Reading	PA	638	4,942		638	4,942	24	1998	2006	35 years
Outlook Pointe at Saxonburg	Saxonburg	PA	770	5,949		770	5,949	28	1994	2006	35 years
Outlook Pointe at South Beaver	Darlington	PA	627	3,220		627	3,220	15	1984	2006	35 years
Outlook Pointe at State College	State College	PA	320	7,407		320	7,407	35	1997	2006	35 years
The Inn at Seneca	Seneca	SC	365	2,768		365	2,768	164	1999	2005	35 years
Elmcroft of Florence	Florence	SC	108	7,620		108	7,620	36	1998	2006	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	87	4,248		87	4,248	20	1998	2006	35 years
Elmcroft of Kingsport	Kingsport	TN	22	7,815		22	7,815	37	2000	2006	35 years
Elmcroft of Hendersonville	Hendersonville	TN	174	2,586		174	2,586	12	1999	2006	35 years
Elmcroft of West Knoxville	Knoxville	TN	439	10,697		439	10,697	51	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	180	7,086		180	7,086	34	2000	2006	35 years
Outlook Pointe at Chesterfield	Richmond	VA	829	6,534		829	6,534	31	1999	2006	35 years
Outlook Pointe at Martinsburg	Martinsburg	WV	248	8,320		248	8,320	40	1999	2006	35 years

TOTAL FOR NON-BROOKDALE SENIORS HOUSING FACILITIES			96,862	844,953	674	97,516	844,973	28,646

TOTAL FOR SENIORS HOUSING FACILITIES			226,662	2,102,404	(226)	227,316	2,101,524	126,157

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
KINDRED SKILLED NURSING FACILITIES
Rehabilitation & Healthcare Center of Huntsville	Huntsville	AL	534	4,216		534	4,216	2,636	1968	1991	25 years
Rehabilitation & Healthcare Center of Birmingham	Birmingham	AL	—	1,921		—	1,921	1,593	1971	1992	20 years
Rehabilitation & Healthcare Center of Mobile	Mobile	AL	5	2,981		5	2,981	1,551	1967	1992	29 years
Valley Healthcare & Rehabilitation Center	Tucson	AZ	383	1,954		383	1,954	1,107	1964	1993	28 years
Sonoran Rehabilitation & Care Center	Phoenix	AZ	781	2,755		781	2,755	1,429	1962	1992	29 years
Desert Life Rehabilitation & Care Center	Tucson	AZ	611	5,117		611	5,117	3,345	1979	1982	37 years
Villa Campana Health Center	Tucson	AZ	533	2,201		533	2,201	955	1983	1993	35 years
Kachina Point Health Care & Rehabilitation	Sedona	AZ	364	4,179		364	4,179	2,302	1983	1984	45 years
Nob Hill Healthcare Center	San Francisco	CA	1,902	7,531		1,902	7,531	3,868	1967	1993	28 years
Canyonwood Nursing & Rehabilitation Center	Redding	CA	401	3,784		401	3,784	1,512	1989	1989	45 years
Californian Care Center	Bakersfield	CA	1,439	5,609		1,439	5,609	2,156	1988	1992	40 years
Magnolia Gardens Care Center	Burlingame	CA	1,832	3,186		1,832	3,186	1,626	1955	1993	28.5 years
Lawton Healthcare Center	San Francisco	CA	943	514		943	514	360	1962	1996	20 years
Valley Gardens Healthcare & Rehabilitation	Stockton	CA	516	3,405		516	3,405	1,468	1988	1988	29 years
Alta Vista Healthcare Center	Riverside	CA	376	1,669		376	1,669	952	1966	1992	29 years
Maywood Acres Healthcare Center	Oxnard	CA	465	2,363		465	2,363	1,238	1964	1993	29 years
La Veta Healthcare Center	Orange	CA	47	1,459		47	1,459	778	1964	1992	28 years
Bay View Nursing & Rehabilitation Center	Alameda	CA	1,462	5,981		1,462	5,981	3,102	1967	1993	45 years
Village Square Nursing. & Rehabilitation Center	San Marcos	CA	766	3,507		766	3,507	1,165	1989	1993	42 years
Cherry Hills Health Care Center	Englewood	CO	241	2,180		241	2,180	1,204	1960	1995	30 years
Aurora Care Center	Aurora	CO	197	2,328		197	2,328	1,156	1962	1995	30 years
Castle Garden Care Center	Northglenn	CO	501	8,294		501	8,294	3,973	1971	1993	29 years
Brighton Care Center	Brighton	CO	282	3,377		282	3,377	1,688	1969	1992	30 years
Andrew House Healthcare	New Britain	CT	247	1,963		247	1,963	943	1967	1992	29 years
Camelot Nursing & Rehabilitation Center	New London	CT	202	2,363		202	2,363	1,163	1969	1994	28 years
Windsor Rehabilitation & Healthcare Center	Windsor	CT	368	2,520		368	2,520	1,374	1965	1994	30 years
Nutmeg Pavilion Healthcare	New London	CT	401	2,777		401	2,777	1,535	1968	1992	29 years
Parkway Pavilion Healthcare	Enfield	CT	337	3,607		337	3,607	1,965	1968	1994	28 years
Courtland Gardens Health Center, Inc	Stamford	CT	1,126	9,399		1,126	9,399	2,470	1956	1990	45 years
Savannah Rehabilitation & Nursing Center	Savannah	GA	213	2,772		213	2,772	1,397	1968	1993	28.5 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Specialty Care of Marietta	Marietta	GA	241	2,782		241	2,782	1,507	1968	1993	28.5 years
Savannah Specialty Care Center	Savannah	GA	157	2,219		157	2,219	1,303	1972	1991	26 years
Lafayette Nursing & Rehabilitation Center	Fayetteville	GA	598	6,623		598	6,623	3,463	1989	1995	20 years
Tucker Nursing Center	Tucker	GA	512	8,153		512	8,153	2,078	1972	1997	45 years
Hillcrest Rehabilitation Care Center	Boise	ID	256	3,593		256	3,593	1,001	1977	1998	45 years
Cascade Care Center	Caldwell	ID	312	2,050		312	2,050	640	1974	1998	45 years
Emmett Rehabilitation and Healthcare	Emmett	ID	185	1,670		185	1,670	1,441	1960	1984	28 years
Lewiston Rehabilitation and Care Center	Lewiston	ID	133	3,982		133	3,982	2,321	1964	1984	29 years
Nampa Care Center	Nampa	ID	252	2,810		252	2,810	2,431	1950	1983	25 years
Weiser Rehabilitation and Care Center	Weiser	ID	157	1,760		157	1,760	1,679	1963	1983	25 years
Moscow Care Center	Moscow	ID	261	2,571		261	2,571	1,687	1955	1990	25 years
Mountain Valley Care and Rehabilitation	Kellogg	ID	68	1,281		68	1,281	1,150	1971	1984	25 years
Rolling Hills Health Care Center	New Albany	IN	81	1,894		81	1,894	1,036	1984	1993	25 years
Royal Oaks Healthcare & Rehabilitation Center	Terre Haute	IN	418	5,779		418	5,779	1,573	1995	1995	45 years
Southwood Health & Rehabilitation Center	Terre Haute	IN	90	2,868		90	2,868	1,517	1988	1993	25 years
Kindred Corydon	Corydon	IN	125	6,068		125	6,068	1,183	N/A	1998	45 years
Valley View Health Care Center	Elkhart	IN	87	2,665		87	2,665	1,440	1985	1993	25 years
Wildwood Healthcare Center	Indianapolis	IN	134	4,983		134	4,983	2,622	1988	1993	25 years
Meadowvale Health & Rehabilitation Center	Bluffton	IN	7	787		7	787	356	1962	1995	22 years
Columbia Healthcare Facility	Evansville	IN	416	6,317		416	6,317	2,677	1983	1993	35 years
Bremen Health Care Center	Bremen	IN	109	3,354		109	3,354	1,424	1982	1996	45 years
Windsor Estates Health & Rehabilitation Center	Kokomo	IN	256	6,625		256	6,625	2,642	1962	1995	35 years
Muncie Health Care & Rehabilitation	Muncie	IN	108	4,202		108	4,202	2,147	1980	1993	25 years
Parkwood Health Care Center	Lebanon	IN	121	4,512		121	4,512	2,337	1977	1993	25 years
Wedgewood Healthcare Center	Clarksville	IN	119	5,115		119	5,115	2,003	1985	1995	35 years
Westview Nursing & Rehabilitation Center	Bedford	IN	255	4,207		255	4,207	2,041	1970	1993	29 years
Columbus Health & Rehabilitation Center	Columbus	IN	345	6,817		345	6,817	4,170	1966	1991	25 years
Rosewood Health Care Center	Bowling Green	KY	248	5,371		248	5,371	2,921	1970	1990	30 years
Oakview Nursing & Rehabilitation Center	Calvert City	KY	124	2,882		124	2,882	1,565	1967	1990	30 years
Cedars of Lebanon Nursing Center	Lebanon	KY	40	1,253		40	1,253	679	1930	1990	30 years
Winchester Centre for Health & Rehabilitation	Winchester	KY	137	6,120		137	6,120	3,293	1967	1990	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Riverside Manor Health Care	Calhoun	KY	103	2,119		103	2,119	1,165	1963	1990	30 years
Maple Manor Healthcare Center	Greenville	KY	59	3,187		59	3,187	1,746	1968	1990	30 years
Danville Centre for Health & Rehabilitation	Danville	KY	322	3,538		322	3,538	1,599	1962	1995	30 years
Northfield Centre for Health & Rehabilitation	Louisville	KY	285	1,555		285	1,555	948	1969	1985	30 years
Hillcrest Health Care Center	Owensboro	KY	544	2,619		544	2,619	2,530	1963	1982	22 years
Woodland Terrace Health Care Facility	Elizabethtown	KY	216	1,795		216	1,795	1,760	1969	1982	26 years
Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830		137	1,830	1,213	1974	1985	35 years
Laurel Ridge Rehabilitation & Nursing Center	Jamaica Plain	MA	194	1,617		194	1,617	985	1968	1989	30 years
Blue Hills Alzheimer’s Care Center	Stoughton	MA	511	1,026		511	1,026	1,129	1965	1982	28 years
Brigham Manor Nursing & Rehabilitation Center	Newburyport	MA	126	1,708		126	1,708	1,217	1806	1982	27 years
Presentation Nursing & Rehabilitation Center	Brighton	MA	184	1,220		184	1,220	1,095	1968	1982	28 years
Country Manor Rehabilitation & Nursing Center	Newburyport	MA	199	3,004		199	3,004	2,097	1968	1982	27 years
Crawford Skilled Nursing & Rehabilitation Center	Fall River	MA	127	1,109		127	1,109	929	1968	1982	29 years
Hallmark Nursing & Rehabilitation Center	New Bedford	MA	202	2,694		202	2,694	1,953	1968	1982	26 years
Sachem Nursing & Rehabilitation Center	East Bridgewater	MA	529	1,238		529	1,238	1,295	1968	1982	27 years
Hammersmith House Nursing. Care Center	Saugus	MA	112	1,919		112	1,919	1,294	1965	1982	28 years
Oakwood Rehabilitation & Nursing Center	Webster	MA	102	1,154		102	1,154	956	1967	1982	31 years
Timberlyn Heights Nursing. & Alzheimer Center	Great Barrington	MA	120	1,305		120	1,305	1,057	1968	1982	29 years
Brittany Healthcare Center	Natick	MA	249	1,328		249	1,328	1,052	1996	1982	31 years
Bolton Manor Nursing Home	Marlborough	MA	222	2,431		222	2,431	1,668	1973	1984	34.5 years
Hillcrest Nursing Home	Fitchburg	MA	175	1,461		175	1,461	1,344	1957	1984	25 years
Country Gardens Skilled Nursing & Rehabilitation	Swansea	MA	415	2,675		415	2,675	1,860	1969	1984	27 years
Quincy Rehabilitation & Nursing Center	Quincy	MA	216	2,911		216	2,911	2,372	1965	1984	24 years
Newton and Wellesley Alzheimer Center	Wellesley	MA	297	3,250		297	3,250	2,081	1971	1984	30 years
Den-Mar Rehabilitation & Nursing Center	Rockport	MA	23	1,560		23	1,560	1,142	1963	1985	30 years
Eagle Pond Rehabilitation & Living Center	South Dennis	MA	296	6,896		296	6,896	2,840	1985	1987	50 years
Blueberry Hill Healthcare	Beverly	MA	129	4,290		129	4,290	2,633	1965	1968	40 years
Colony House Nursing & Rehabilitation Center	Abington	MA	132	999		132	999	955	1965	1969	40 years
Embassy House Skilled Nursing & Rehabilitation	Brockton	MA	166	1,004		166	1,004	882	1968	1969	40 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Franklin Skilled Nursing & Rehabilitation Center	Franklin	MA	156	757		156	757	722	1967	1969	40 years
Great Barrington Rehabilitation & Nursing Center	Great Barrington	MA	60	1,142		60	1,142	1,031	1967	1969	40 years
River Terrace	Lancaster	MA	268	957		268	957	975	1969	1969	40 years
Walden Rehabilitation & Nursing Center	Concord	MA	181	1,347		181	1,347	1,259	1969	1968	40 years
Harrington House Nursing & Rehabilitation Center	Walpole	MA	4	4,444		4	4,444	1,582	1991	1991	45 years
Augusta Rehabilitation Center	Augusta	ME	152	1,074		152	1,074	788	1968	1985	30 years
Eastside Rehabilitation and Living Center	Bangor	ME	316	1,349		316	1,349	899	1967	1985	30 years
Winship Green Nursing Center	Bath	ME	110	1,455		110	1,455	926	1974	1985	35 years
Brewer Rehabilitation & Living Center	Brewer	ME	228	2,737		228	2,737	1,607	1974	1985	33 years
Kennebunk Nursing Center	Kennebunk	ME	99	1,898		99	1,898	1,100	1977	1985	35 years
Norway Rehabilitation & Living Center	Norway	ME	133	1,658		133	1,658	978	1972	1985	39 years
Shore Village Rehabilitation & Nursing Center	Rockland	ME	100	1,051		100	1,051	757	1968	1985	30 years
Westgate Manor	Bangor	ME	287	2,718		287	2,718	1,743	1969	1985	31 years
Brentwood Rehabilitation & Nursing. Center	Yarmouth	ME	181	2,789		181	2,789	1,702	1945	1985	45 years
Fieldcrest Manor Nursing Home	Waldoboro	ME	101	1,020		101	1,020	758	1963	1985	32 years
Park Place Health Care Center	Great Falls	MT	600	6,311		600	6,311	3,182	1963	1993	28 years
Parkview Acres Care & Rehabilitation Center	Dillon	MT	207	2,578		207	2,578	1,308	1965	1993	29 years
Pettigrew Rehabilitation & Healthcare Center	Durham	NC	101	2,889		101	2,889	1,532	1969	1993	28 years
LaSalle Healthcare Center	Durham	NC	140	3,238		140	3,238	1,582	1969	1993	29 years
Sunnybrook & Healthcare Rehabilitation Spec	Raleigh	NC	187	3,409		187	3,409	2,096	1971	1991	25 years
Blue Ridge Rehabilitation & Healthcare Center	Asheville	NC	250	3,819		250	3,819	1,822	1977	1991	32 years
Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	316	5,470		316	5,470	3,347	1969	1991	25 years
Rose Manor Health Care Center	Durham	NC	201	3,527		201	3,527	2,076	1972	1991	26 years
Cypress Pointe Rehabilitation & Healthcare Center	Wilmington	NC	233	3,710		233	3,710	2,022	1966	1993	28.5 years
Winston-Salem Rehabilitation & Healthcare Center	Winston-Salem	NC	305	5,142		305	5,142	3,127	1968	1991	25 years
Silas Creek Manor	Winston-Salem	NC	211	1,893		211	1,893	970	1966	1993	28.5 years
Lincoln Nursing Center	Lincoln	NC	39	3,309		39	3,309	1,962	1976	1986	35 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132		339	4,132	2,470	1967	1991	25 years
Guardian Care of Henderson	Henderson	NC	206	1,997		206	1,997	1,015	1957	1993	29 years
Rehabilitation & Nursing Center of Monroe	Monroe	NC	185	2,654		185	2,654	1,481	1963	1993	28 years
Guardian Care of Kinston	Kinston	NC	186	3,038		186	3,038	1,498	1961	1993	29 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Guardian Care of Zebulon	Zebulon	NC	179	1,933		179	1,933	983	1973	1993	29 years
Guardian Care of Rocky Mount	Rocky Mount	NC	240	1,733		240	1,733	1,155	1975	1997	25 years
Rehabilitation & Health Center of Gastonia	Gastonia	NC	158	2,359		158	2,359	1,271	1968	1992	29 years
Guardian Care of Elizabeth City	Elizabeth City	NC	71	561		71	561	630	1977	1982	20 years
Chapel Hill Rehabilitation & Healthcare Center	Chapel Hill	NC	347	3,029		347	3,029	1,626	1984	1993	28 years
Homestead Health Care & Rehabilitation Center	Lincoln	NE	277	1,528	1,178	277	2,706	1,979	1961	1994	45 years
Dover Rehabilitation & Living Center	Dover	NH	355	3,797		355	3,797	2,552	1969	1990	25 years
Greenbriar Terrace Healthcare	Nashua	NH	776	6,011		776	6,011	3,710	1963	1990	25 years
Hanover Terrace Healthcare	Hanover	NH	326	1,825		326	1,825	913	1969	1993	29 years
Las Vegas Healthcare & Rehabilitation Center	Las Vegas	NV	454	1,018		454	1,018	414	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	NV	256	1,324		256	1,324	719	1971	1992	29 years
Franklin Woods Health Care Center	Columbus	OH	190	4,712		190	4,712	1,883	1986	1992	38 years
Chillicothe Nursing & Rehabilitation Center	Chillecothe	OH	128	3,481		128	3,481	2,160	1976	1985	34 years
Pickerington Nursing & Rehabilitation Center	Pickerington	OH	312	4,382		312	4,382	1,754	1984	1992	37 years
Logan Health Care Center	Logan	OH	169	3,750		169	3,750	1,926	1979	1991	30 years
Winchester Place Nursing. & Rehabilitation Center	Canal Winchester	OH	454	7,149		454	7,149	4,310	1974	1993	28 years
Minerva Park Nursing & Rehabilitation Center	Columbus	OH	210	3,684		210	3,684	1,032	1973	1997	45 years
West Lafayette Rehabilitation & Nursing Center	West Lafayette	OH	185	3,278		185	3,278	1,232	1972	1996	45 years
Cambridge Health & Rehabilitation Center	Cambridge	OH	108	2,642		108	2,642	1,442	1975	1993	25 years
Coshocton Health & Rehabilitation Center	Coshocton	OH	203	1,979		203	1,979	1,074	1974	1993	25 years
Bridgepark Center for Rehabilitation & Nursing Service	Akron	OH	341	5,491		341	5,491	2,874	1970	1993	28 years
Lebanon Country Manor	Lebanon	OH	105	3,617		105	3,617	1,781	1984	1986	43 years
Sunnyside Care Center	Salem	OR	1,519	2,688		1,519	2,688	1,292	1981	1991	30 years
Medford Rehabilitation & Healthcare Center	Medford	OR	362	4,610		362	4,610	2,356	N/A	1991	34 years
Wyomissing Nursing. & Rehabilitation Center	Reading	PA	61	5,095		61	5,095	1,324	1966	1993	45 years
Health Havens Nursing & Rehabilitation Center	E. Providence	RI	174	2,643		174	2,643	707	1962	1990	45 years
Oak Hill Nursing & Rehabilitation Center	Pawtucket	RI	91	6,724		91	6,724	1,769	1966	1990	45 years
Madison Healthcare & Rehabilitation Center	Madison	TN	168	1,445		168	1,445	772	1968	1992	29 years
Cordova Rehabilitation & Nursing Center	Cordova	TN	322	8,830		322	8,830	4,741	1979	1986	39 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Primacy Healthcare & Rehabilitation Center	Memphis	TN	1,222	8,344		1,222	8,344	3,713	1980	1990	37 years
Masters Health Care Center	Algood	TN	524	4,370		524	4,370	2,336	1981	1987	38 years
Wasatch Care Center	Ogden	UT	374	596		374	596	522	1964	1990	25 years
Crosslands Rehabilitation & Health Care Center	Sandy	UT	334	4,300		334	4,300	1,622	1987	1992	40 years
St. George Care and Rehabilitation Center	St. George	UT	420	4,465		420	4,465	2,182	1976	1993	29 years
Federal Heights Rehabilitation & Nursing. Center	Salt Lake City	UT	201	2,322		201	2,322	1,214	1962	1992	29 years
Wasatch Valley Rehabilitation	Salt Lake City	UT	389	3,545		389	3,545	1,774	1962	1995	29 years
Nansemond Pointe Rehabilitation & Healthcare Center	Suffolk	VA	534	6,990		534	6,990	3,364	1963	1991	32 years
Harbour Pointe Med. & Rehabilitation Center	Norfolk	VA	427	4,441		427	4,441	2,292	1969	1993	28 years
River Pointe Rehabilitation & Healthcare Center	Virginia Beach	VA	770	4,440		770	4,440	2,816	1953	1991	25 years
Bay Pointe Medical & Rehabilitation Centre	Virginia Beach	VA	805	2,886		425	2,886	1,424	1971	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	15	4,656		15	4,656	2,975	1965	1990	27 years
Arden Rehabilitation & Healthcare Center	Seattle	WA	1,111	4,013		1,111	4,013	2,023	1950	1993	28.5 years
Northwest Continuum Care Center	Longview	WA	145	2,563		145	2,563	1,334	1955	1992	29 years
Bellingham Health Care & Rehabilitation Service	Bellingham	WA	442	3,823		442	3,823	1,940	1972	1993	28.5 years
Rainier Vista Care Center	Puyallup	WA	520	4,780		520	4,780	1,836	1986	1991	40 years
Lakewood Healthcare Center	Lakewood	WA	504	3,511		504	3,511	1,439	1989	1989	45 years
Vancouver Healthcare & Rehabilitation Center	Vancouver	WA	449	2,964		449	2,964	1,576	1970	1993	28 years
Heritage Health & Rehabilitation Center	Vancouver	WA	76	835		76	835	406	1955	1992	29 years
Edmonds Rehabilitation & Healthcare Center	Edmonds	WA	355	3,032		355	3,032	1,846	1961	1991	25 years
Queen Anne Healthcare	Seattle	WA	570	2,750		570	2,750	1,463	1970	1993	29 years
San Luis Medical & Rehabilitation Center	Greenbay	WI	259	5,299		259	5,299	2,942	N/A	1996	25 years
Eastview Medical & Rehabilitation Center	Antigo	WI	200	4,047		200	4,047	2,418	1962	1991	28 years
Colonial Manor Medical & Rehabilitation Center	Wausau	WI	169	3,370		169	3,370	1,657	1964	1995	30 years
Colony Oaks Care Center	Appleton	WI	353	3,571		353	3,571	1,979	1967	1993	29 years
North Ridge Medical & Rehabilitation Center	Manitowoc	WI	206	3,785		206	3,785	1,988	1964	1992	29 years
Vallhaven Care Center	Neenah	WI	337	5,125		337	5,125	2,729	1966	1993	28 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Kennedy Park Medical & Rehabilitation Center	Schofield	WI	301	3,596		301	3,596	3,061	1966	1982	29 years
Mt. Carmel Medical & Rehabilitation Center	Burlington	WI	274	7,205		274	7,205	3,333	1971	1991	30 years
Mt. Carmel Medical & Rehabilitation Center	Milwaukee	WI	2,678	25,867		2,678	25,867	14,554	1958	1991	30 years
Sheridan Medical Complex	Kenosha	WI	282	4,910		282	4,910	2,978	1964	1991	25 years
Woodstock Health & Rehabilitation Center	Kenosha	WI	562	7,424		562	7,424	4,677	1970	1991	25 years
Mountain Towers Healthcare & Rehabilitation	Cheyenne	WY	342	3,814		342	3,814	1,843	1964	1992	29 years
South Central Wyoming Healthcare & Rehabilitation	Rawlins	WY	151	1,738		151	1,738	872	1955	1993	29 years
Wind River Healthcare & Rehabilitation Center	Riverton	WY	179	1,559		179	1,559	775	1967	1992	29 years
Sage View Care Center	Rock Springs	WY	287	2,392		287	2,392	1,218	1964	1993	30 years

TOTAL KINDRED SKILLED NURSING FACILITIES			61,609	638,825	1,178	61,229	640,003	339,954

NON-KINDRED SKILLED NURSING FACILITIES
McCreary Health & Rehabilitation Center	Pine Knot	KY	73	2,443		73	2,443	12	1990	2006	35 years
New Colonial Health & Rehabilitation Center	Bardstown	KY	38	2,829		38	2,829	13	1968	2006	35 years
New Glasgow Health & Rehabilitation Center	Glasgow	KY	21	2,997		21	2,997	14	1968	2006	35 years
New Green Valley Health & Rehabilitation Center	Carrollton	KY	29	2,325		29	2,325	11	1978	2006	35 years
New Hart County Health Center	Horse Cave	KY	68	6,059		68	6,059	29	1993	2006	35 years
New Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	38	3,920		38	3,920	19	1973	2006	35 years
New Jackson Manor	Annville	KY	131	4,442		131	4,442	21	1989	2006	35 years
New Jefferson Manor	Louisville	KY	2,169	4,075		2,169	4,075	19	1982	2006	35 years
New Jefferson Place	Louisville	KY	1,307	9,175		1,307	9,175	44	1991	2006	35 years
New Meadowview Health and Rehabilitation Center	Louisville	KY	317	4,666		317	4,666	22	1973	2006	35 years
New Monroe Health and Rehabilitation Center	Tompkinsville	KY	32	8,756		32	8,756	42	1969	2006	35 years
New North Hardin Health and Rehabilitation Center	Radcliff	KY	218	11,944		218	11,944	57	1986	2006	35 years
New Professional Care Health and Rehabilitation Center	Hartford	KY	22	7,905		22	7,905	38	1967	2006	35 years
New Rockford Manor Health and Rehabilitation Center	Louisville	KY	364	9,568		364	9,568	46	1975	2006	35 years
New Summerfield Health and Rehabilitation Center	Louisville	KY	1,089	10,756		1,089	10,756	51	1979	2006	35 years
New Tanbark Health and Rehabilitation Center	Lexington	KY	868	6,061		868	6,061	29	1989	2006	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Summit Manor Health and Rehabilitation Center	Columbia	KY	38	12,510		38	12,510	60	1965	2006	35 years
Millenium Health & Rehabilitation Center at South River	Edgewater	MD	580	7,120		580	7,120	1,187	1980	2002	25 years
Regency Nursing and Rehabilitation	Forestville	MD	640	10,560		640	10,560	2,200	1966	2002	25 years
St. Agnes Nursing and Rehabilitation	Ellicott City	MD	830	11,370		830	11,370	1,895	1985	2002	25 years
Woodside Convalescent Center	Rochester	MN	639	3,440	56	639	3,496	3,085	N/A	1982	28 years
Lopatcong Center	Phillipsburg	NJ	1,490	12,336		1,490	12,336	1,423	1982	2004	30 years
Chardon Quality Care Center	Chardon	OH	210	6,614		210	6,614	1,102	1987	2002	25 years
Greenbriar Quality Care	Boardman	OH	380	8,958		380	8,958	1,493	1991	2002	25 years
Regency Manor	Columbus	OH	607	16,424		607	16,424	1,600	1883	2004	35 years
Burlington House	Cincinnati	OH	918	5,087		918	5,087	485	1989	2004	35 years
Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	1,780	N/A	1993	25 years
Wayne Center	Wayne	PA	662	6,872		662	6,872	767	1875	2004	30 years
Belvedere Nursing & Rehabilitation	Chester	PA	822	7,202		822	7,202	824	1899	2004	30 years
Chapel Manor	Philadelphia	PA	1,596	13,982		1,596	13,982	1,599	1948	2004	30 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871		1,091	7,871	937	1982	2004	30 years
Balanced Care at Bloomsburg	Bloomsburg	PA	621	1,371		621	1,371	7	1997	2006	35 years

TOTAL NON-KINDRED SKILLED NURSING FACILITIES			18,066	232,904	131	18,066	233,035	20,911

TOTAL FOR SKILLED NURSING FACILITIES			79,675	871,729	1,309	79,295	873,038	360,865

KINDRED HOSPITALS
Kindred Hospital—Phoenix	Phoenix	AZ	226	3,359		226	3,359	1,819	N/A	1992	30 years
Kindred Hospital—Tucson	Tuscon	AZ	130	3,091		130	3,091	2,062	N/A	1994	25 years
Kindred Hospital—Ontario	Ontario	CA	523	2,988		523	2,988	1,847	N/A	1994	25 years
Kindred Hospital—San Leandro	San Leandro	CA	2,735	5,870		2,735	5,870	5,094	N/A	1993	25 years
Kindred Hospital—Orange County	Westminster	CA	728	7,384		728	7,384	5,219	N/A	1993	20 years
THC—Orange County	Orange County	CA	3,144	2,611		3,144	2,611	699	1990	1995	40 years
Kindred Hospital—San Diego	San Diego	CA	670	11,764		670	11,764	7,111	N/A	1994	25 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
Kindred Hospital—Denver	Denver	CO	896	6,367		896	6,367	4,551	N/A	1994	20 years
Kindred Hospital—Coral Gables	Coral Gables	FL	1,071	5,348		1,071	5,348	3,498	N/A	1992	30 years
Kindred Hospital—St. Petersburg	St. Petersburg	FL	1,418	17,525	7	1,418	17,532	9,198	1968	1997	40 years
Kindred Hospital—Ft. Lauderdale	Ft. Lauderdale	FL	1,758	14,080		1,758	14,080	9,088	N/A	1989	30 years
Kindred Hospital—North Florida	Green Cove Spr.	FL	145	4,613		145	4,613	2,722	N/A	1994	20 years
Kindred Hospital—Central Tampa	Tampa	FL	2,732	7,676		2,732	7,676	2,819	1970	1993	40 years
Kindred Hospital—Hollywood	Hollywood	FL	605	5,229		605	5,229	3,028	1937	1995	20 years
Kindred Hospital—Sycamore	Sycamore	IL	77	8,549		77	8,549	4,747	N/A	1993	20 years
Kindred Hospital—Chicago North	Chicago	IL	1,583	19,980		1,583	19,980	11,909	N/A	1995	25 years
Kindred Hospital—Lake Shore	Chicago	IL	1,513	9,525		1,513	9,525	8,703	1995	1976	20 years
Kindred Hospital—Northlake	Northlake	IL	850	6,498		850	6,498	3,878	N/A	1991	30 years
Kindred Hospital—Indianapolis	Indianapolis	IN	985	3,801		985	3,801	2,317	N/A	1993	30 years
Kindred Hospital—Louisville	Louisville	KY	3,041	12,330		3,041	12,279	7,907	N/A	1995	20 years
Kindred Hospital—New Orleans	New Orleans	LA	648	4,971		648	4,971	3,153	1968	1978	20 years
Kindred Hospital—Boston Northshore	Peabody	MA	543	7,568		543	7,568	3,025	1974	1993	40 years
Kindred Hospital—Boston	Boston	MA	1,551	9,796		1,551	9,796	6,845	N/A	1994	25 years
Kindred Hospital—Detroit	Detroit	MI	355	3,544		355	3,544	2,593	N/A	1991	20 years
Kindred Hospital—Kansas City	Kansas City	MO	277	2,914		277	2,914	1,877	N/A	1992	30 years
Kindred Hospital—St. Louis	St. Louis	MO	1,126	2,087		1,126	2,087	1,388	N/A	1991	40 years
Kindred Hospital—Greensboro	Greensboro	NC	1,010	7,586		1,010	7,586	4,945	N/A	1994	20 years
Kindred Hospital—Albuquerque	Albuquerque	NM	11	4,253		11	4,253	1,491	1985	1993	40 years
THC—Las Vegas Hospital	Las Vegas	NV	1,110	2,177		1,110	2,177	730	1980	1994	40 years
Kindred Hospital—Oklahoma City	Oklahoma City	OK	293	5,607		293	5,607	2,882	N/A	1993	30 years
Kindred Hospital—Philadelphia	Philadelphia	PA	135	5,223		135	5,223	1,872	N/A	1995	35 years
Kindred Hospital—Pittsburgh	Oakdale	PA	662	12,854		662	12,854	5,558	N/A	1996	40 years
Kindred Hospital—Chattanooga	Chattanooga	TN	757	4,415		757	4,415	2,804	N/A	1993	22 years
Kindred Hospital—San Antonio	San Antonio	TX	249	11,413		249	11,413	5,455	N/A	1993	30 years
Kindred Hospital—Ft. Worth Southwest	Ft. Worth	TX	2,342	7,458		2,342	7,458	6,144	1987	1986	20 years
Kindred Hospital—Houston Northwest	Houston	TX	1,699	6,788		1,699	6,788	2,953	1986	1985	40 years
Kindred Hospital—Mansfield	Mansfield	TX	267	2,462		267	2,462	1,323	N/A	1990	40 years
Kindred Hospital—Ft. Worth West	Ft. Worth	TX	648	10,608		648	10,608	5,731	N/A	1994	34 years
Kindred Hospital—Houston	Houston	TX	33	7,062		33	7,062	4,224	N/A	1994	20 years

TOTAL FOR KINDRED HOSPITALS			38,546	277,374	7	38,546	277,330	163,209

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State	Land	Buildings and Improve- ments		Land	Buildings and Improve- ments
NON-KINDRED HOSPITALS
Samaritan Hospital	Lexington	KY	2,263	17,154		2,263	17,154	2,513	1954	2005	35 years
Gateway Rehabilitation Hospital at Florence	Florence	KY	3,600	4,924		3,600	4,924	23	2001	2006	35 years
Greenbriar Hospital	Boardman	OH	90	3,332		90	3,332	555	1991	2002	25 years
Highlands Regional Rehabilitation Hospital	El Paso	TX	1,900	23,616		1,900	23,616	112	1999	2006	35 years

TOTAL FOR NON-KINDRED HOSPITALS			7,853	49,026	—	7,853	49,026	3,203

TOTAL FOR HOSPITALS			46,399	326,400	7	46,399	326,356	166,412

PERSONAL CARE FACILITIES

ResCare—Tangram —8 sites	San Marcos	TX	616	6,512	4	616	6,521	2,688	N/A	1998	20 years

TOTAL FOR PERSONAL CARE FACILITIES			616	6,512	4	616	6,521	2,688

MEDICAL OFFICE BUILDINGS
JFK Medical Plaza	Lake Worth	FL	453	1,711		453	1,711	118	1999	2004	35 years
Palms West Building 6	Loxahatchee	FL	964	2,679		964	2,679	185	2000	2004	35 years
Regency Medical Office Park Phase II	Melbourne	FL	769	3,810	18	769	3,828	245	1998	2004	35 years
Regency Medical Office Park Phase I	Melbourne	FL	590	3,156	14	590	3,170	203	1995	2004	35 years
Samaritan Medical Office Building	Lexington	KY	300	1,656		300	1,656	95	1998	2005	35 years
Lacey Branch Office Building	Forked River	NJ	63	621		63	621	70	1996	2004	30 years
Professional Office Building I	Upland	PA	—	6,243	114	—	6,357	699	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	257	—	10,636	1,167	1984	2004	30 years
Abilene Medical Commons I	Abilene	TX	178	1,600	12	179	1,611	111	2000	2004	35 years
Bayshore Surgery Center	Pasadena	TX	761	9,079	123	765	9,198	507	2001	2005	35 years
Bayshore Rehabilitation Center	Pasadena	TX	94	1,122	6	95	1,127	62	1988	2005	35 years

TOTAL FOR MEDICAL OFFICE BUILDINGS			4,172	42,056	544	4,178	42,594	3,462

TOTAL FOR ALL PROPERTIES			$357,524	$3,349,101	$1,638	$357,804	$3,350,033	$659,584

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	For the Years Ended December 31,
	2006	2005	2004
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$3,027,896	$1,512,211	$1,090,181
Additions during period:
Acquisitions	679,941	1,521,123	427,332
Dispositions:
Sale of facilities	—	(5,438)	(5,302)

Balance end of period	$3,707,837	$3,027,896	$1,512,211

Accumulated depreciation:
Balance at beginning of period	$541,346	$454,110	$408,891
Additions during period:
Depreciation expense	118,238	87,559	48,849
Dispositions:
Sale of facilities	—	(323)	(3,630)

Balance end of period	$659,584	$541,346	$454,110

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

During the fourth quarter of 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2007.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12. The information relating to security ownership of certain beneficial owners and management required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2007.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2007.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Consolidated Financial Statement Schedule
Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document

2.1	Agreement and Plan of Merger dated as of April 12, 2005 by and among Ventas, Inc., Ventas Provident, LLC (formerly VTRP Merger Sub, LLC) and Provident Senior Living Trust.	Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

2.2	Securities Purchase Agreement dated as of September 6, 2006, by and among SCRE Investments, Inc., IPC Equity Holdings Limited, VSCRE Holdings, LLC and Ventas, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on September 11, 2006.

2.3	Purchase Agreement dated as of January 14, 2007 among Ventas, Inc., 2124678 Ontario Inc., 2124680 Ontario Inc., Sunrise REIT, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 19, 2007.

3.1.1	Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

3.1.2	Certificate of Amendment to Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit Number	Description of Document	Location of Document

4.2	Letter Agreement dated June 24, 2003 between Ventas, Inc. and Cohen & Steers Capital Management, Inc. (relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.).	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.3.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.3.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.4.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2002.

4.4.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 16, 2002.

4.5.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 13, 2005.

4.5.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 24, 2002.

4.6.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 16, 2002.

Exhibit Number	Description of Document	Location of Document

4.7.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 15, 2004.

4.7.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, as amended, File No. 333-120642.

4.8.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2005.

4.8.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.9.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 13, 2005.

4.9.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.9.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 4.4.2, 4.5.2, 4.6.2, 4.7.2, 4.8.2 and 4.9.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Filed herewith.

4.10.1	Indenture dated as of September 19, 2006 among Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, File No. 333-133115.

Exhibit Number	Description of Document	Location of Document

4.10.2	First Supplemental Indenture dated as of September 19, 2006 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2017.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 22, 2006.

4.10.3	Supplemental Indenture dated as of November 21, 2006 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein.	Filed herewith.

4.11	Indenture dated as of December 1, 2006 by and among Ventas, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 6, 2006.

4.12	Registration Rights Agreement dated as of June 7, 2005 among Ventas, Inc. and the holders of Class D units of limited partnership interest of ETOP.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 13, 2005.

4.13	Registration Rights Agreement dated as of November 7, 2006 by and among Ventas, Inc. and SCRE Holdings, Inc.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 13, 2006.

4.14	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.

10.1.1.1	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.1.1.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.3	Termination of Memorandum of Lease dated as of June 21, 2002 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty (relating to Northern Virginia Community Hospital, Arlington, Virginia).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1.2.1	Lease Severance and Amendment Agreement dated as of December 12, 2001 among Kindred Healthcare, Inc., as Tenant, Kindred Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2002.

Exhibit Number	Description of Document	Location of Document

10.1.2.2	Master Lease Agreement dated as of December 12, 2001 among Ventas Realty, as Lessor, and Kindred Healthcare, Inc. and Kindred Operating, Inc., as Tenants.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2002.

10.1.3.1	Agreement for Sale of Real Estate and Master Lease Amendments dated May 14, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.2	Master Lease No. 1 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.3	Master Lease No. 2 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.4	Master Lease No. 3 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.5	Master Lease No. 4 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.1	Master Lease No. 1 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.2	Master Lease No. 2 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.3	Master Lease No. 3 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.5	Master Lease No. 4 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.6	CMBS Master Lease Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.5	Agreement for Sale of Real Estate and Master Lease Amendments dated November 5, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 10, 2003.

Exhibit Number	Description of Document	Location of Document

10.1.6.1	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.6.2	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.7.1	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.1.7.2	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.2 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.1.8	Master Lease Combination Amendment and Agreement dated as of May 10, 2006 by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 16, 2006.

10.1.9.1	Exhibit C to Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 18, 2006.

10.1.9.2	Exhibit C to Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on October 18, 2006.

10.1.9.3	Exhibit C to Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on October 18, 2006.

10.1.9.4	Exhibit C to Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on October 18, 2006.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.

10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Filed herewith.

10.5.1	ISDA Master Agreement dated September 28, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.2	Letter Agreement dated October 25, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.1	ISDA Master Agreement dated as of December 11, 2001 between Banc of America Financial Products, Inc. and Ventas Finance.	Incorporated by reference to Exhibit 10.24.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.2	Letter Agreement dated December 11, 2001 between Ventas Finance and Banc of America Financial Products, Inc.	Incorporated by reference to Exhibit 10.24.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.3	Letter Agreement dated December 11, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.24.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.7	Waiver Agreement dated as of August 13, 2001 among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, Inc., ETOP and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.8.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.9.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty.	Filed herewith.

10.9.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

10.10*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

10.11.1*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.11.2*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.11.3*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.4*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.5*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.11.6*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.11.7*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.11.8*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.12.1*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.14.1*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.15.1*	Ventas, Inc. 2006 Incentive Plan.	Incorporated by reference to Annex A to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

10.15.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Filed herewith.

10.15.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

10.16.1*	Ventas, Inc. 2006 Stock Plan for Directors.	Incorporated by reference to Annex B to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

10.16.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Filed herewith.

10.16.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Filed herewith.

10.16.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Filed herewith.

10.17.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

10.17.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.18.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

10.18.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

10.19*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

10.20*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.21*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.

10.22.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.2*	Amendment to Employment Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.3*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.4*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Document	Location of Document

10.23*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2005.

10.24*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.25*	Employment Agreement dated as of November 10, 2005 between Ventas, Inc. and Robert J. Brehl.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2005.

10.26.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.26.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.26.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.27	First Amended and Restated Agreement of Limited Partnership of Ventas Realty.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.28.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.28.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.28.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.

10.29.1	Amended and Restated Agreement of Limited Partnership of PSLT OP.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.29.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2007

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2007

/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2007

/s/ ROBERT J. BREHL Robert J. Brehl	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 21, 2007

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 21, 2007

/s/ RONALD G. GEARY Ronald G. Geary	Director	February 21, 2007

/s/ JAY M. GELLERT Jay M. Gellert	Director	February 21, 2007

/s/ CHRISTOPHER T. HANNON Christopher T. Hannon	Director	February 21, 2007

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 21, 2007

/s/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 21, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document

2.1	Agreement and Plan of Merger dated as of April 12, 2005 by and among Ventas, Inc., Ventas Provident, LLC (formerly VTRP Merger Sub, LLC) and Provident Senior Living Trust.	Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

2.2	Securities Purchase Agreement dated as of September 6, 2006, by and among SCRE Investments, Inc., IPC Equity Holdings Limited, VSCRE Holdings, LLC and Ventas, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on September 11, 2006.

2.3	Purchase Agreement dated as of January 14, 2007 among Ventas, Inc., 2124678 Ontario Inc., 2124680 Ontario Inc., Sunrise REIT, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 19, 2007.

3.1.1	Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

3.1.2	Certificate of Amendment to Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Letter Agreement dated June 24, 2003 between Ventas, Inc. and Cohen & Steers Capital Management, Inc. (relating to a limited waiver of the provisions of Article XII of the Certificate of Incorporation of Ventas, Inc.).	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.3.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.3.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.4.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 24, 2002.

Exhibit Number	Description of Document	Location of Document

4.4.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on October 16, 2002.

4.5.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 13, 2005.

4.5.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.1	Indenture dated as of April 17, 2002 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 24, 2002.

4.6.2	Supplemental Indenture dated as of October 11, 2002 among Ventas Healthcare Properties, Inc., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. and Ventas LP Realty, L.L.C., as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on October 16, 2002.

4.7.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 15, 2004.

4.7.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, as amended, File No. 333-120642.

4.8.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2005.

4.8.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document

4.9.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 13, 2005.

4.9.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.9.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 4.4.2, 4.5.2, 4.6.2, 4.7.2, 4.8.2 and 4.9.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Filed herewith.

4.10.1	Indenture dated as of September 19, 2006 among Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, File No. 333-133115.

4.10.2	First Supplemental Indenture dated as of September 19, 2006 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2017.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 22, 2006.

4.10.3	Supplemental Indenture dated as of November 21, 2006 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein.	Filed herewith.

4.11	Indenture dated as of December 1, 2006 by and among Ventas, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 6, 2006.

4.12	Registration Rights Agreement dated as of June 7, 2005 among Ventas, Inc. and the holders of Class D units of limited partnership interest of ETOP.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 13, 2005.

4.13	Registration Rights Agreement dated as of November 7, 2006 by and among Ventas, Inc. and SCRE Holdings, Inc.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 13, 2006.

4.14	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.

Exhibit Number	Description of Document	Location of Document

10.1.1.1	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.1.1.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on April 24, 2001.

10.1.1.3	Termination of Memorandum of Lease dated as of June 21, 2002 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty (relating to Northern Virginia Community Hospital, Arlington, Virginia).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1.2.1	Lease Severance and Amendment Agreement dated as of December 12, 2001 among Kindred Healthcare, Inc., as Tenant, Kindred Operating, Inc., as Operator and Tenant, and Ventas Realty, as Lessor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2002.

10.1.2.2	Master Lease Agreement dated as of December 12, 2001 among Ventas Realty, as Lessor, and Kindred Healthcare, Inc. and Kindred Operating, Inc., as Tenants.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2002.

10.1.3.1	Agreement for Sale of Real Estate and Master Lease Amendments dated May 14, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.2	Master Lease No. 1 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.3	Master Lease No. 2 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.4	Master Lease No. 3 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.3.5	Master Lease No. 4 Partial Lease Termination Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.1	Master Lease No. 1 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit Number	Description of Document	Location of Document

10.1.4.2	Master Lease No. 2 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.3	Master Lease No. 3 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.5	Master Lease No. 4 Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.4.6	CMBS Master Lease Amendment Agreement dated as of June 30, 2003 among Kindred Healthcare, Inc., Kindred Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1.5	Agreement for Sale of Real Estate and Master Lease Amendments dated November 5, 2003 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 10, 2003.

10.1.6.1	Lease Severance and Amendment Agreement dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.6.2	Master Lease Agreement No. 1A dated as of September 8, 2004 between Ventas Realty and Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 13, 2004.

10.1.7.1	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.1.7.2	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693) dated as of December 22, 2004 among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.2.7.2 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.1.8	Master Lease Combination Amendment and Agreement dated as of May 10, 2006 by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 16, 2006.

10.1.9.1	Exhibit C to Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 18, 2006.

Exhibit Number	Description of Document	Location of Document

10.1.9.2	Exhibit C to Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on October 18, 2006.

10.1.9.3	Exhibit C to Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on October 18, 2006.

10.1.9.4	Exhibit C to Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for lease executed by Ventas Realty, as Lessor, and Kindred, Inc. and Kindred Operating, Inc., as Tenant, as amended.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on October 18, 2006.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.

10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Filed herewith.

10.5.1	ISDA Master Agreement dated September 28, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.5.2	Letter Agreement dated October 25, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.25.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.1	ISDA Master Agreement dated as of December 11, 2001 between Banc of America Financial Products, Inc. and Ventas Finance.	Incorporated by reference to Exhibit 10.24.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.6.2	Letter Agreement dated December 11, 2001 between Ventas Finance and Banc of America Financial Products, Inc.	Incorporated by reference to Exhibit 10.24.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description of Document	Location of Document

10.6.3	Letter Agreement dated December 11, 2001 between Bank of America, N.A. and Ventas Realty.	Incorporated by reference to Exhibit 10.24.3 to our Annual Report on Form 10-K for the year ended December 31, 2001.

10.7	Waiver Agreement dated as of August 13, 2001 among Ventas Realty, Kindred Healthcare, Inc. and Kindred Operating, Inc.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, Inc., ETOP and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement incorporated by reference as Exhibit 10.8.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.9.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty.	Filed herewith.

10.9.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty.	Filed herewith.

10.10*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

10.11.1*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.11.2*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.11.3*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.4*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.11.5*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.11.6*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.11.7*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit Number	Description of Document	Location of Document

10.11.8*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.12.1*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.14.1*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.15.1*	Ventas, Inc. 2006 Incentive Plan.	Incorporated by reference to Annex A to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

10.15.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Filed herewith.

10.15.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Filed herewith.

10.16.1*	Ventas, Inc. 2006 Stock Plan for Directors.	Incorporated by reference to Annex B to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

10.16.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Filed herewith.

10.16.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Filed herewith.

10.16.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Filed herewith.

10.17.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

10.17.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.18.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

10.18.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

10.19*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

Exhibit Number	Description of Document	Location of Document

10.20*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.21*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.

10.22.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.2*	Amendment to Employment Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.3*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.4*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.23*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2005.

10.24*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.25*	Employment Agreement dated as of November 10, 2005 between Ventas, Inc. and Robert J. Brehl.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2005.

10.26.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.26.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.26.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.27	First Amended and Restated Agreement of Limited Partnership of Ventas Realty.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.28.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit Number	Description of Document	Location of Document

10.28.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.28.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.

10.29.1	Amended and Restated Agreement of Limited Partnership of PSLT OP.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.29.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K