Form 10-Q
period 2007-03-31
VENTAS INC
filed 2007-05-10
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at May 1, 2007:
Common Stock, $0.25 par value	106,348,666

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$359,104	$357,804
Buildings and improvements	3,386,697	3,350,033

	3,745,801	3,707,837
Accumulated depreciation	(692,402)	(659,584)

Net real estate property	3,053,399	3,048,253
Loans receivable, net	35,554	35,647

Net real estate investments	3,088,953	3,083,900
Cash and cash equivalents	—	1,246
Escrow deposits and restricted cash	80,039	80,039
Deferred financing costs, net	17,984	18,415
Notes receivable-related parties	2,484	2,466
Other	96,707	67,734

Total assets	$3,286,167	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$2,370,418	$2,329,053
Deferred revenue	7,607	8,194
Accrued dividend	—	41,949
Accrued interest	45,696	19,929
Accounts payable and other accrued liabilities	123,138	114,405
Deferred income taxes	30,394	30,394

Total liabilities	2,577,253	2,543,924

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 180,000 shares; 106,314 and 106,137 shares issued at March 31, 2007 and December 31, 2006, respectively	26,587	26,545
Capital in excess of par value	771,004	766,470
Accumulated other comprehensive income	914	1,037
Retained earnings (deficit)	(89,591)	(84,176)

Total stockholders’ equity	708,914	709,876

Total liabilities and stockholders’ equity	$3,286,167	$3,253,800

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$120,775	$96,505
Interest income from loans receivable	824	968
Interest and other income	249	341

Total revenues	121,848	97,814

Expenses:
Interest	40,569	32,957
Depreciation and amortization	33,433	28,470
Property-level operating expenses	943	622
General, administrative and professional fees (including non-cash stock-based compensation expense of $2,014 and $758, respectively)	7,583	6,631
Gain on foreign currency hedge	(5,786)	—

Total expenses	76,742	68,680

Net income	$45,106	$29,134

Earnings per common share:
Basic	$0.43	$0.28
Diluted	$0.42	$0.28

Shares used in computing earnings per common share:
Basic	106,044	103,751
Diluted	106,775	104,300

Dividends declared per common share	$0.475	$0.395

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$45,106	$29,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,433	28,470
Amortization of deferred financing costs	1,110	770
Stock-based compensation	2,014	758
Straight-lining of rental income	(4,269)	(4,950)
Amortization of deferred revenue	(604)	(603)
Gain on foreign currency hedge	(5,786)	—
Other	34	(206)
Changes in operating assets and liabilities:
Increase in escrow deposits and restricted cash	—	(2,086)
Increase in other assets	(16,536)	(376)
Increase in accrued interest	25,748	20,218
Increase (decrease) in accounts payable and other accrued liabilities	7,931	(1,973)

Net cash provided by operating activities	88,181	69,156
Cash flows from investing activities:
Net investment in real estate property	(30,351)	(48,354)
Proceeds from sale of securities	5,072	—
Proceeds from loans receivable	110	4,070
Other	(95)	(231)

Net cash used in investing activities	(25,264)	(44,515)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	151,500	—
Net change in borrowings under secured revolving credit facility	—	52,600
Proceeds from debt	—	2,074
Repayment of debt	(117,270)	(2,687)
Payment of deferred financing costs	(412)	(33)
Purchase of foreign currency hedge	(8,489)	—
Issuance of common stock	361	253
Proceeds from stock option exercises	2,683	1,360
Cash distribution to stockholders	(92,471)	(78,383)
Other	(65)	—

Net cash used in financing activities	(64,163)	(24,816)

Net decrease in cash and cash equivalents	(1,246)	(175)
Cash and cash equivalents at beginning of period	1,246	1,641

Cash and cash equivalents at end of period	$—	$1,466

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate property investments	$7,577	$—
Debt assumed	6,868	—
Other liabilities	709	—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a healthcare real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of March 31, 2007, this portfolio consisted of 172 seniors housing communities, 218 skilled nursing facilities, 43 hospitals and 22 medical office and other properties in 43 states. On April 26, 2007, we acquired an additional 77 seniors housing communities in 19 U.S. states and two Canadian provinces in connection with our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”). See “Note 10—Subsequent Events.” Except with respect to our medical office buildings and the properties we recently acquired from Sunrise REIT, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of March 31, 2007.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- month period ended March 31, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from our audited consolidated financial statements for the year ended December 31, 2006. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to current period presentation.

As of March 31, 2007, we operated through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties or operating those properties through independent third party managers. With the exception of our medical office buildings and the properties we recently acquired from Sunrise REIT, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expenses reflected in the condensed consolidated statements of income relate to our investment in real estate.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

Derivative Instruments

We use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements and the risk of foreign currency exchange rate movements. Derivative instruments are reported at fair value on the condensed consolidated balance sheets. Changes in the fair value of derivatives are recognized as adjustments to net income if the derivative does not qualify for hedge accounting or, if deemed to be eligible for hedge accounting, are reported in accumulated other comprehensive income exclusive of ineffectiveness amounts which are recognized as adjustments to net income. As of March 31, 2007, a $0.5 million net unrealized gain on the interest rate swap is included in accumulated other comprehensive income.

During the three months ended March 31, 2007, we entered into two Canadian call options. The aggregate purchase price for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price, was $8.5 million. These contracts were purchased in January 2007 in conjunction with our agreement to acquire the assets of Sunrise REIT and settled on April 26, 2007, the acquisition date. See “Note 10—Subsequent Events.” For the three months ended March 31, 2007, we recognized a gain related to these contracts of $5.8 million, which is included on the Condensed Consolidated Statements of Income as a gain on foreign currency hedge. The fair market value of these contracts was $14.3 million and is recorded as a component of other assets on the Condensed Consolidated Balance Sheet as of March 31, 2007.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of March 31, 2007, approximately 37.0% and 27.2% of our properties, based on their original cost, were operated by Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 62.2% and 25.4% of our properties, based on their original cost, were seniors housing communities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other healthcare-related assets. Our properties were located in 43 states as of March 31, 2007, with properties in only two states accounting for more than 10% of total revenues during the three months then ended.

Approximately 49.5% and 51.4% of our total revenues for the three months ended March 31, 2007 and 2006, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). Each Kindred Master Lease is a triple-net lease pursuant to which Kindred is required to pay all insurance, taxes, utilities, maintenance and repairs related to the properties. There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to 15 years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

Approximately 25.2% and 31.3% of our total revenues for the three months ended March 31, 2007 and 2006, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents affecting the properties. Our leases with Brookdale have primary terms of 15 years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of 15 years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Because we lease a substantial portion of our properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us and their willingness to renew those leases upon expiration of the initial base term thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required to maintain our status as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred and/or Brookdale Senior Living will elect to renew their respective leases with us upon expiration of the initial base terms or any renewal terms thereof.

Each of Kindred and Brookdale Senior Living is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings from the Commission.

NOTE 4 – ACQUISITIONS

The primary reason for our acquisition activity is to invest in seniors housing and healthcare-related properties with an expected yield on investment, as well as to diversify our portfolio and revenue base and limit our dependence on any single tenant, geography or asset type for our revenue.

First Quarter 2007 Acquisitions

During the three months ended March 31, 2007, we acquired three medical office buildings, in three separate transactions, for an aggregate purchase price of $37.9 million, inclusive of assumed debt of $6.9 million. The purchase price was allocated between land and buildings and improvements of $1.3 million and $36.6 million, respectively, based upon their estimated fair values. Such estimates are subject to refinement as additional valuation information is received. The buildings and improvements are being depreciated over their estimated useful lives, which were determined to be 35 years. These buildings are owned through joint ventures with partners that provide management and leasing services for the properties. We currently have ownership interests of 88% and 90%, respectively, in these ventures and a preferred cash return in one of the ventures.

Senior Care

In November 2006, we completed the acquisition of 64 seniors housing and healthcare-related properties for an aggregate consideration of $602.4 million, consisting of approximately $422.6 million in cash, the assumption of $114.8 million of mortgage debt that was repaid in January 2007 and 1,708,279 shares of our common stock. The portfolio consists of 40 assisted living communities, four multi-level retirement communities, 18 skilled nursing facilities and two rehabilitation hospitals in 15 states.

The properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”), pursuant to the terms of a triple-net master lease having an initial term of 15 years and two five-year extensions. At March 31, 2007, the aggregate annualized contractual cash rent expected from the Senior Care properties was $46.8 million.

In connection with this acquisition, we have committed to purchase two additional assisted living communities for approximately $18.5 million, subject to the U.S. Department of Housing and Urban Development’s approval of the loan assumptions by us relating to $9.0 million of mortgage debt encumbering those assets and satisfaction of certain other conditions. We expect to acquire these two assets in the second quarter of 2007.

Other 2006 Acquisitions

Also, during 2006, we acquired eight seniors housing communities in five separate transactions for an aggregate purchase price of $74.3 million, including assumed debt of $10.8 million at the time of the acquisitions. The seniors housing communities are leased under triple-net leases, each having initial terms ranging from ten to 15 years and initially providing aggregate, annual cash base rent of approximately $6.2 million, subject to escalation as provided in the leases.

Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our first quarter 2007 acquisitions and our 2006 acquisitions as of the beginning of each of the three month periods ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues	$122,593	$120,423
Expenses	77,646	79,183
Net income	44,947	41,240

Earnings per common share:
Basic	$0.42	$0.39
Diluted	$0.42	$0.39

Shares used in computing earnings per common share:
Basic	106,044	105,459
Diluted	106,775	106,088

NOTE 5 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(In thousands)
Unsecured revolving credit facility	$208,500	$57,000
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
6 3/4% Senior Notes due 2017	225,000	225,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	175,000	175,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
Other mortgage loans	623,548	733,951

Total	2,378,086	2,336,989
Less unamortized commission fees and discounts	(7,668)	(7,936)

Senior notes payable and other debt	$2,370,418	$2,329,053

As of March 31, 2007, our indebtedness had the following maturities (in thousands):

2007	$13,008
2008	33,219
2009	524,333
2010	266,029
2011	273,881
Thereafter	1,267,616

Total maturities	2,378,086
Less unamortized commission fees and discounts	(7,668)

Senior notes payable and other debt	$2,370,418

Unsecured Revolving Credit Facility

On March 30, 2007, we modified our unsecured revolving credit facility (the “Revolving Credit Facility”) to increase the borrowing base from $500.0 million to $600.0 million. Generally, borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. As of March 31, 2007, the applicable percentage was 0.90%.

NOTE 6 – LITIGATION

Legal Proceedings Defended and Indemnified by Third Parties

Kindred, Brookdale, Alterra and our other tenants, operators and managers are parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant, operator or manager, as applicable, has agreed to indemnify, defend and hold us harmless against these actions and investigations. There can be no assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s, Alterra’s or such other tenants’, operators’ and managers’ liquidity, financial position or results of operations, which, in turn, could have a Material Adverse Effect on us.

Kindred Litigation and Settlement

The litigation described below was settled pursuant to a settlement agreement with Kindred, and on May 2, 2007, we filed a joint stipulated dismissal of the litigation pursuant to the settlement.

On June 19, 2006, Kindred filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, entitled Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. v. Ventas Realty, Limited Partnership, Index No. 602137-06, seeking immediate declaratory and injunctive relief to prevent us from terminating the Kindred Master Leases based on Kindred’s refusal to deliver all appraisal reports in Kindred’s control or possession relating to the 225 facilities we lease to Kindred. The suit alleged, among other things, that the terms of the Kindred Master Leases did not entitle us to receive the appraisal reports and, therefore, Kindred’s failure to disclose those reports did not enable us to exercise our rights and remedies under the Kindred Master Leases, including termination as to one or more facilities thereunder.

Litigation Related to Sunrise REIT Acquisition

On February 14, 2007, Health Care Property Investors, Inc. (“HCP”) submitted the first of a series of conditional proposals to acquire the assets of Sunrise REIT at a price per unit of Cdn $18.00 in cash, conditioned upon HCP entering into an agreement with Sunrise Senior Living, Inc. (“Sunrise”) to modify certain of the contracts between Sunrise and Sunrise REIT. In connection with the competing proposal from HCP, we, as well as Sunrise REIT, Sunrise and HCP, sought legal interpretations in the Ontario Superior Court of Justice concerning various agreements pertaining to the acquisition of Sunrise REIT.

On February 21, 2007, we filed an application in the Ontario Superior Court of Justice (Commercial List), Court File No. 07-CL-6893, seeking, among other things, a declaration from the Court that Sunrise REIT was obligated, pursuant to its purchase agreement dated as of January 14, 2007 (the “Purchase Agreement”) with us, to enforce the standstill terms of the agreement dated November 8, 2006 between Sunrise REIT and HCP (the “Standstill Agreement”). On March 6, 2007, the Ontario Superior Court of Justice released a ruling, declaring that Sunrise REIT was obligated to comply with its covenants in the Purchase Agreement to enforce the Standstill Agreement with HCP. The Court also declared that the Standstill

Agreement was in effect, confirming that HCP’s several conditional proposals to purchase Sunrise REIT were not bona fide and were made in breach of its Standstill Agreement. The Court dismissed the applications filed by Sunrise REIT and Sunrise, which sought clarification regarding its rights to negotiate with HCP regarding its proposals. Sunrise REIT and HCP appealed the decision of the Ontario Superior Court of Justice to the Court of Appeal for Ontario, and the appeal was heard on March 20, 2007. On March 23, 2007, the Court of Appeal upheld the decision of the Superior Court.

On April 5, 2007, we commenced an action in the Ontario Superior Court of Justice, Court File No. 07-CV-330703PD1, to recover from Sunrise REIT damages resulting from, among other things, Sunrise REIT’s breaches of its standstill enforcement obligations in the Purchase Agreement. On April 26, 2007, upon closing of the Sunrise REIT acquisition, we and Sunrise REIT entered into an agreement to, among other things, settle this outstanding litigation against Sunrise REIT.

On May 3, 2007, we filed a lawsuit in the United States District Court for the Western District of Kentucky against HCP. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our Purchase Agreement to acquire the assets and liabilities of Sunrise REIT. The complaint alleges, among other things, that HCP made certain improper and misleading offers to acquire Sunrise REIT in violation of its contractual obligation and that HCP’s actions caused us to suffer substantial damages, including the payment of materially greater consideration to acquire Sunrise REIT than was agreed to in the original Purchase Agreement. We are seeking monetary relief and punitive damages against HCP. Although we intend to pursue the claims in the action vigorously, there can be no assurances that we will prevail on any of the claims in the action, or, if we do prevail on one or more of the claims, of the amount of recovery that may be awarded to us for such claim(s).

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue its claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of March 31, 2007.

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the ordinary course of our business. It is the opinion of management that, except as set forth in this Note 6, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a material adverse effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a material adverse effect on us.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Similarly, in connection with Provident Senior Living Trust’s (“Provident”) acquisition of certain Brookdale-related and Alterra-related entities in 2005 and our subsequent acquisition of Provident, Brookdale and Alterra agreed, among other things, to indemnify and hold Provident (and, as a result of the Provident acquisition, us) harmless from and against certain liabilities arising out of the ownership or operation of such entities prior to their acquisition by Provident.

There can be no assurance that Kindred or such Brookdale Senior Living subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred or such Brookdale Senior Living subsidiaries do not satisfy or otherwise honor their respective obligations to indemnify, defend and hold us harmless under their respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a Material Adverse Effect on us.

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

NOTE 8 – EARNINGS PER SHARE

The following table shows the amounts used in computing basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$45,106	$29,134

Denominator:
Denominator for basic earnings per share – weighted average shares	106,044	103,751
Effect of dilutive securities:
Stock options	508	539
Restricted stock awards	27	10
Convertible notes	196	—

Denominator for diluted earnings per share – adjusted weighted average shares	106,775	104,300

Earnings per common share:
Basic	$0.43	$0.28
Diluted	$0.42	$0.28

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$45,106	$29,134
Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(161)	787
Reclassification adjustment for realized (gain) loss on interest rate swap included in net income during the period	(56)	41
Other	94	—

	(123)	828

Net comprehensive income	$44,983	$29,962

NOTE 10 – SUBSEQUENT EVENTS

Sunrise REIT Acquisition

On April 26, 2007, we completed the acquisition of all of the assets of Sunrise REIT (the “Sunrise Acquisition”) pursuant to the terms of a purchase agreement dated as of January 14, 2007, as amended, among us, our wholly owned subsidiaries, Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc., the “Securities Purchaser”) and Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc., the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). The aggregate consideration for the Sunrise Acquisition, including the assumption of debt, was approximately Cdn $2.26 billion (or approximately USD $1.96 billion, using our effective exchange rate, taking into account our existing foreign exchange contracts).

At the effective time of the Sunrise Acquisition, the Securities Purchaser purchased all of the interests and assumed all of the liabilities of Sunrise REIT Canadian Holdings Inc. (“Canco”) and certain of Sunrise REIT’s intercompany notes held by Sub Trust, and the Asset Purchaser acquired all of Sunrise REIT’s remaining assets and liabilities from Sunrise REIT, Sub Trust and UPREIT. Immediately following the Sunrise Acquisition, each unit of beneficial interest of Sunrise REIT outstanding immediately prior to the effective time (except for a small number of non-tendered units) was redeemed at a redemption price of Cdn $16.50 in cash without any action on the part of the unitholders.

As a result of the Sunrise Acquisition, we acquired a 100% interest in 18 senior living communities and a 75-85% interest in 59 additional senior living communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and 11 are located in the Canadian provinces of Ontario and British Columbia. In addition, we expect to acquire for a fixed price two newly constructed communities in the U.S. and Canada in 2007 or 2008.

The letter agreement dated January 14, 2007 (the “Letter Agreement”) between us and Sunrise as to modifications to various management and other agreements and contractual relationships between Sunrise and its affiliates, on the one hand, and Sunrise REIT and its affiliates, on the other hand (the “Existing Agreements”), remains in effect. Although not required, we and Sunrise may enter into various amendments to the Existing Agreements to further address the matters set out in the Letter Agreement.

We funded the Sunrise Acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share (the “Shares”), and the assumption of $861.1 million of existing mortgage debt.

Senior Interim Loan

On April 26, 2007, we, together with certain of our subsidiaries, as guarantors, and Ventas Realty, as borrower, entered into an Interim Loan and Guaranty Agreement (the “Senior Interim Loan”) with Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein. Ventas Realty borrowed $530.0 million under the Senior Interim Loan to fund a portion of the purchase price of the Sunrise Acquisition.

Borrowings outstanding under the Senior Interim Loan bear interest at a fluctuating rate per annum equal to an applicable percentage over (i) in the case of Eurodollar rate loans, a one-, two- or three-month Eurodollar rate, at Ventas Realty’s option, or (ii) in the case of base rate loans, the higher of (x) the federal funds rate in effect for the relevant period plus 0.50% and (y) the annual rate of interest quoted in “The Wall Street Journal,” Money Rates Section as the “prime rate.” The applicable percentage is 1.25% for Eurodollar rate loans and zero for base rate loans. However, if the loans are not repaid in full on or prior to October 26, 2007, the applicable percentage will increase to 2.00% for Eurodollar rate loans and 1.00% for base rate loans.

Ventas Realty’s obligations under the Senior Interim Loan are guaranteed by us and certain of our other subsidiaries identified therein.

The Senior Interim Loan matures on October 26, 2007, but may be extended, at Ventas Realty’s option, subject to the satisfaction of certain conditions set forth in the Senior Interim Loan, for an additional period of six months. Loans outstanding under the Senior Interim Loan may be repaid from time to time without premium or penalty, other than customary breakage costs, if any, with respect to Eurodollar rate loans. Loans outstanding must be repaid in the event Ventas Realty, we or any of the other guarantors issue unsecured notes or otherwise incur indebtedness in excess of $10.0 million (other than certain specified indebtedness as set forth in the Senior Interim Loan).

The Senior Interim Loan imposes various restrictions on Ventas Realty, us and the other guarantors, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers, sales of assets and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain guarantees or liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage and unsecured leverage ratios, consolidated fixed charge and unencumbered interest coverage ratios and minimum consolidated adjusted net worth.

The Senior Interim Loan contains usual and customary events of default. If a default occurs and is continuing, Ventas Realty may be required to repay all amounts outstanding thereunder.

Equity-Backed Facility

On April 26, 2007, we issued and sold the Shares through a private placement pursuant to a Purchase Agreement dated April 26, 2007 (the “Purchase Agreement”) among us, Ventas Realty and the purchasers named therein (the “Purchasers”) for an aggregate purchase price of $698.25 million (after giving effect to a $1.75 million deduction representing a commitment fee) in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Purchase Agreement contemplates the resale of the Shares by the Purchasers to qualified institutional buyers pursuant to Rule 144A promulgated under the Act. The exemptions under Section 4 (2) and Rule 144A of the Act are, in part, based upon the representations of the Purchasers in the Purchase Agreement that, among other things, each of the Purchasers is a “qualified institutional buyer” as defined by Rule 144A under the Act and that the Purchasers will offer and sell the Shares only to persons whom they, or their agents, reasonably believe are qualified institutional buyers. The Shares are governed by the terms of the Certificate of Designation of Relative Rights, Preferences, Limitations and Other Rights of Series A Senior Preferred Stock (the “Certificate of Designation”).

We used the proceeds from the sale of the Shares to fund a portion of the purchase price for the Sunrise Acquisition.

Pursuant to the Certificate of Designation, the holders of the Shares are entitled to receive in cash, as and when declared by our Board of Directors, dividends in an amount equal to LIBOR plus 1.25% per annum, subject to specified increases on the date that is three months after the date of issuance and every month thereafter, up to a maximum of LIBOR plus 5.0% per annum. Dividends are payable monthly in arrears on the fifteenth day of each month, beginning June 15, 2007. The Shares may be redeemed at our option, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the liquidation preference, plus accrued and unpaid dividends to the date of redemption. In addition, under certain circumstances relating to the receipt of net proceeds from capital contributions or the issuance of stock, we will be required to apply such proceeds to redeem the Shares. If we undergo certain change in control transactions, we are required to make an offer to repurchase all of the Shares at a purchase price equal to the 100% of the liquidation preference, plus accrued and unpaid dividends to the repurchase date.

The Shares generally have no voting rights, except as expressly set forth in the Certificate of Designation. If we fail to pay dividends on the Shares for six months, whether or not consecutive, the number of directors constituting our Board of Directors will be increased by two, and the holders of the outstanding Shares will be entitled to elect those two additional directors, voting together as a single class.

In the event of any liquidation, dissolution or winding up of our company, either voluntarily or involuntarily, the holders of the Shares will be entitled to receive out of our assets, prior to the holders of our common stock and any other class or series of capital stock with rights junior to the Shares, for each Share held by such holders, the liquidation preference of $1,000 per share.

In connection with the sale of the Shares, we and the Purchasers entered into a Registration Rights Agreement dated as of April 26, 2007 pursuant to which, among other things, we agreed to file with the Commission, in certain circumstances, and to use our commercially reasonable best efforts to have declared effective by the Commission, up to two registration statements covering resales of the Shares.

On April 26, 2007, we entered into letter agreements with Purchasers of the Shares waiving certain stock ownership limitations contained in Article XII of our Certificate of Incorporation, as amended, with respect to the Shares under the terms and conditions set forth therein.

Kindred Disposition and Lease Renewal

In April 2007, we entered into multiple agreements with Kindred to sell 22 underperforming assets, in separate transactions, for $171.5 million and a $3.5 million lease termination fee. Cash rent for these assets for the May 1, 2007-April 30, 2008 lease year is $10.6 million, and the sales are expected to be completed, in one or more closings, on or before June 30, 2007. Kindred deposited an aggregate of $10.0 million in earnest money as performance security under the agreements. We expect to recognize a gain on these sales of approximately $129.0 million in the second quarter of 2007.

On April 27, 2007, Kindred renewed, through April 30, 2013, its leases covering 64 healthcare assets owned by us. This renewal affects all 64 assets under the Kindred Master Leases whose base term would have expired on April 30, 2008. The assets whose lease term has been extended include 56 skilled nursing facilities and eight long-term acute care hospitals that are contained within seven different renewal bundles in the Kindred Master Leases. Kindred retains two additional sequential renewal options for these assets. This renewal includes seven of the assets to be sold pursuant to the agreements described above, but these assets will be removed from the Kindred Master Leases upon sale.

NOTE 11 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”). In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the outstanding senior notes and senior convertible notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$11,280	$53,527	$1,454,898	$966,189	$603,059	$—	$3,088,953
Escrow deposits and restricted cash	206	—	52,393	5,986	21,454	—	80,039
Deferred financing costs, net	1,055	—	—	16,764	165	—	17,984
Notes receivable-related parties	1,734	—	—	750	—	—	2,484
Equity in affiliates	432,192	79,788	112,870	727,119	15	(1,351,983)	—
Investment in affiliates	—	9,039	—	498,462	—	(507,501)	—
Other	—	675	28,799	53,356	13,877	—	96,707

Total assets	$446,467	$143,029	$1,648,960	$2,268,626	$638,570	$(1,859,484)	$3,286,167

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$225,679	$409	$295,280	$1,521,192	$327,858	$—	$2,370,418
Intercompany	—	1,933	125,000	(132,500)	5,567	—	—
Deferred revenue	11	—	—	7,596	—	—	7,607
Accrued interest	—	151	(720)	44,554	1,711	—	45,696
Accounts payable and other accrued liabilities	1,697	103	54,063	49,973	16,909	393	123,138
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	257,781	2,596	473,623	1,490,815	352,045	393	2,577,253
Total stockholders’ equity	188,686	140,433	1,175,337	777,811	286,525	(1,859,877)	708,914

Total liabilities and stockholders’ equity	$446,467	$143,029	$1,648,960	$2,268,626	$638,570	$(1,859,484)	$3,286,167

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$11,444	$54,062	$1,467,440	$978,700	$572,254	$—	$3,083,900
Cash and cash equivalents	—	—	—	779	467	—	1,246
Escrow deposits and restricted cash	230	—	53,410	5,630	20,769	—	80,039
Deferred financing costs, net	1,106	—	—	17,279	30	—	18,415
Notes receivable-related parties	1,716	—	—	750	—	—	2,466
Equity in affiliates	515,852	79,705	115,903	727,119	15	(1,438,594)	—
Investment in affiliates	—	9,039	—	460,679	—	(469,718)	—
Other	—	652	26,148	28,264	12,670	—	67,734

Total assets	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$225,469	$413	$410,844	$1,369,633	$322,694	$—	$2,329,053
Intercompany	—	1,980	125,000	(132,500)	5,520	—	—
Deferred revenue	18	—	—	8,176	—	—	8,194
Accrued dividend	41,926	23	—	—	—	—	41,949
Accrued interest	—	103	1,758	16,230	1,838	—	19,929
Accounts payable and other accrued liabilities	1,472	103	52,296	43,642	16,499	393	114,405
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	299,279	2,622	589,898	1,305,181	346,551	393	2,543,924
Total stockholders’ equity	231,069	140,836	1,073,003	914,019	259,654	(1,908,705)	709,876

Total liabilities and stockholders’ equity	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$552	$1,436	$31,638	$72,356	$14,793	$—	$120,775
Interest income from loans receivable	—	—	—	824	—	—	824
Equity earnings (loss) in affiliates	45,242	(17)	1,146	—	—	(46,371)	—
Interest and other income	20	3	1	128	97	—	249

Total revenues	45,814	1,422	32,785	73,308	14,890	(46,371)	121,848

Expenses:
Interest	260	9	4,768	29,831	5,701	—	40,569
Depreciation and amortization	163	537	13,763	13,020	5,950	—	33,433
Property-level operating expenses	—	—	—	241	702	—	943
General, administrative and professional fees	285	95	1,980	4,357	866	—	7,583
Gain on foreign currency hedge	—	—	—	(5,786)	—	—	(5,786)
Intercompany interest	—	(47)	—	(148)	195	—	—

Total expenses	708	594	20,511	41,515	13,414	—	76,742

Net income	$45,106	$828	$12,274	$31,793	$1,476	$(46,371)	$45,106

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$594	$1,422	$18,951	$61,719	$13,819	$—	$96,505
Interest income from loans receivable	—	—	—	968	—	—	968
Equity earnings (loss) in affiliates	28,911	(22)	11,273	—	—	(40,162)	—
Interest and other income	20	—	4	257	60	—	341

Total revenues	29,525	1,400	30,228	62,944	13,879	(40,162)	97,814

Expenses:
Interest	—	157	4,814	22,437	5,549	—	32,957
Depreciation and amortization	168	537	9,595	12,547	5,623	—	28,470
Property-level operating expenses	—	—	—	115	507	—	622
General, administrative and professional fees	223	113	1,291	4,071	933	—	6,631
Intercompany interest	—	(168)	—	—	168	—	—

Total expenses	391	639	15,700	39,170	12,780	—	68,680

Net income	$29,134	$761	$14,528	$23,774	$1,099	$(40,162)	$29,134

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$739	$962	$22,546	$57,693	$6,241	$—	$88,181

Net cash used in investing activities	(18)	—	—	(25,210)	(36)	—	(25,264)

Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	—	—	151,500	—	—	151,500
Repayment of debt	—	(4)	(115,563)	—	(1,703)	—	(117,270)
Payment of deferred financing costs	—	—	—	(412)	—	—	(412)
Purchase of foreign currency hedge	—	—	—	(8,489)	—	—	(8,489)
Issuance of common stock	361	—	—	—	—	—	361
Proceeds from stock option exercises	2,683	—	—	—	—	—	2,683
Cash distribution from (to) affiliates	88,659	(911)	93,017	(175,796)	(4,969)	—	—
Cash distribution to stockholders	(92,424)	(47)	—	—	—	—	(92,471)
Other	—	—	—	(65)	—	—	(65)

Net cash used in financing activities	(721)	(962)	(22,546)	(33,262)	(6,672)	—	(64,163)

Net decrease in cash and cash equivalents	—	—	—	(779)	(467)	—	(1,246)
Cash and cash equivalents at beginning of period	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—	$—	$—

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers (a)	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$757	$579	$11,091	$51,024	$5,705	$—	$69,156

Net cash used in investing activities	(18)	—	—	(44,443)	(54)	—	(44,515)

Cash flows from financing activities:
Net change in borrowings under secured revolving credit facility	—	—	—	52,600	—	—	52,600
Proceeds from debt	—	—	—	—	2,074	—	2,074
Repayment of debt	—	(3)	(1,110)	—	(1,574)	—	(2,687)
Payment of deferred financing costs	—	—	—	(33)	—	—	(33)
Issuance of common stock	253	—	—	—	—	—	253
Proceeds from stock option exercises	1,360	—	—	—	—	—	1,360
Cash distribution from (to) affiliates	75,938	(484)	(9,981)	(59,301)	(6,172)	—	—
Cash distribution to stockholders	(78,290)	(93)	—	—	—	—	(78,383)

Net cash used in financing activities	(739)	(580)	(11,091)	(6,734)	(5,672)	—	(24,816)

Net decrease in cash and cash equivalents	—	(1)	—	(153)	(21)	—	(175)
Cash and cash equivalents at beginning of period	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of period	$1	$—	$—	$874	$591	$—	$1,466

(a)	Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations.

NOTE 12 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the senior notes and the senior convertible notes. See “Note 11—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and the senior convertible notes and, therefore, are not directly obligated with respect to the senior notes or the senior convertible notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying ETOP’s and our debt service obligations, including ETOP’s and our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$53,527	$85,293	$—	$138,820
Escrow deposits and restricted cash	—	6,876	—	6,876
Equity in affiliates	79,788	15	(79,803)	—
Investment in affiliates	9,039	—	—	9,039
Other	675	1,485	—	2,160

Total assets	$143,029	$93,669	$(79,803)	$156,895

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$409	$65,014	$—	$65,423
Intercompany	(5,567)	5,567	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	151	420	—	571
Accounts payable and other accrued liabilities	103	3,075	—	3,178

Total liabilities	2,596	74,076	—	76,672
Total stockholders’ equity	140,433	19,593	(79,803)	80,223

Total liabilities and stockholders’ equity	$143,029	$93,669	$(79,803)	$156,895

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$143,458	$94,479	$(79,720)	$158,217

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	23	—	—	23
Accrued interest	103	422	—	525
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	2,622	74,422	—	77,044
Total stockholders’ equity	140,836	20,057	(79,720)	81,173

Total liabilities and stockholders’ equity	$143,458	$94,479	$(79,720)	$158,217

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$1,436	$2,707	$—	$4,143
Interest and other income	3	39	—	42
Equity loss in affiliates	(17)	—	17	—

Total revenues	1,422	2,746	17	4,185

Expenses:
Interest	9	1,239	—	1,248
Depreciation and amortization	537	803	—	1,340
Property-level operating expenses	—	378	—	378
General, administrative and professional fees	95	148	—	243
Intercompany interest	(47)	195	—	148

Total expenses	594	2,763	—	3,357

Net income (loss)	$828	$(17)	$17	$828

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$1,422	$2,689	$—	$4,111
Interest and other income	—	32	—	32
Equity loss in affiliates	(22)	—	22	—

Total revenues	1,400	2,721	22	4,143

Expenses:
Interest	157	1,265	—	1,422
Depreciation and amortization	537	796	—	1,333
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	113	183	—	296
Intercompany interest	(168)	168	—	—

Total expenses	639	2,743	—	3,382

Net income (loss)	$761	$(22)	$22	$761

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$962	$916	$—	$1,878
Net cash used in investing activities	—	(37)	—	(37)
Net cash used in financing activities	(962)	(1,215)	—	(2,177)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$579	$1,504	$—	$2,083
Net cash used in investing activities	—	(128)	—	(128)
Net cash used in financing activities	(580)	(1,351)	—	(1,931)

Net (decrease) increase in cash and cash equivalents	(1)	25	—	24
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$463	$—	$463

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

The ability and willingness of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Brookdale Living Communities, Inc. (together with its subsidiaries, “Brookdale”), Alterra Healthcare Corporation (together with its subsidiaries, “Alterra”) and Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) to meet and/or perform their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities under our respective contractual arrangements with Kindred, Brookdale, Alterra and Sunrise;

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

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain healthcare personnel and to attract residents and patients;

•	The results of litigation affecting us;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	The movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2006 and for the year ending December 31, 2007;

•

The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•

Risks associated with our recent acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), including our ability to timely and fully realize the expected revenues and cost savings therefrom;

•

Factors causing volatility in our revenues generated by the properties acquired in connection with the acquisition of Sunrise REIT, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs and professional and general liability claims.

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

Background Information

We are a healthcare REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of March 31, 2007, this portfolio consisted of 172 seniors housing communities, 218 skilled nursing facilities, 43 hospitals and 22 medical office and other properties in 43 states. On April 26, 2007, we acquired an additional 77 seniors housing communities in 19 U.S. states and two Canadian provinces in connection with our acquisition of the assets of Sunrise REIT. See “Recent Developments Regarding Acquisitions and Dispositions—Sunrise REIT Acquisition.” Except with respect to our medical office buildings and the properties we recently acquired from Sunrise REIT, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. The Sunrise REIT properties are managed pursuant to long-term management agreements with Sunrise Senior Living, Inc. (“Sunrise”). We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of March 31, 2007.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties or operating those properties through independent third party managers.

Our business strategy is comprised of two primary objectives: (1) diversifying our portfolio of properties and (2) increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, facility type, geography and reimbursement source through investments in, and acquisitions and/or development of, additional seniors housing and/or healthcare-related assets across a wide spectrum.

As of March 31, 2007, approximately 37.0% and 27.2% of our properties, based on their original cost, were operated by Brookdale Senior Living and Kindred, respectively. Approximately 25.2% and 49.5% of our total revenues for the three months ended March 31, 2007 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively.

Recent Developments Regarding Acquisitions and Dispositions

Sunrise REIT Acquisition

On April 26, 2007, we completed the acquisition of all of the assets of Sunrise REIT (the “Sunrise Acquisition”) pursuant to the terms of a purchase agreement dated as of January 14, 2007, as amended, among us, our wholly owned subsidiaries, Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc., the “Securities Purchaser”) and Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc., the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). The aggregate consideration for the Sunrise Acquisition, including the assumption of debt, was approximately Cdn $2.26 billion (or approximately USD $1.96 billion, using our effective exchange rate, taking into account our existing foreign exchange contracts).

At the effective time of the Sunrise Acquisition, the Securities Purchaser purchased all of the interests and assumed all of the liabilities of Sunrise REIT Canadian Holdings Inc. (“Canco”) and certain of Sunrise REIT’s intercompany notes held by Sub Trust, and the Asset Purchaser acquired all of Sunrise REIT’s remaining assets and liabilities from Sunrise REIT, Sub Trust and UPREIT. Immediately following the Sunrise Acquisition, each unit of beneficial interest of Sunrise REIT outstanding immediately prior to the effective time (except for a small number of non-tendered units) was redeemed at a redemption price of Cdn $16.50 in cash without any action on the part of the unitholders.

As a result of the Sunrise Acquisition, we acquired a 100% interest in 18 senior living communities and a 75-85% interest in 59 additional senior living communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and 11 are located in the Canadian provinces of Ontario and British Columbia. In addition, we expect to acquire for a fixed price two newly constructed communities in the U.S. and Canada in 2007 or 2008.

The letter agreement dated January 14, 2007 (the “Letter Agreement”) between us and Sunrise as to modifications to various management and other agreements and contractual relationships between Sunrise and its affiliates, on the one hand, and Sunrise REIT and its affiliates, on the other hand (the “Existing Agreements”), remains in effect. Although not required, we and Sunrise may enter into various amendments to the Existing Agreements to further address the matters set out in the Letter Agreement.

We funded the Sunrise Acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share (the “Shares”), and the assumption of $861.1 million of existing mortgage debt.

Senior Interim Loan

On April 26, 2007, we, together with certain of our subsidiaries, as guarantors, and Ventas Realty, as borrower, entered into an Interim Loan and Guaranty Agreement (the “Senior Interim Loan”) with Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein. Ventas Realty borrowed $530.0 million under the Senior Interim Loan to fund a portion of the purchase price of the Sunrise Acquisition.

Borrowings outstanding under the Senior Interim Loan bear interest at a fluctuating rate per annum equal to an applicable percentage over (i) in the case of Eurodollar rate loans, a one-, two- or three-month Eurodollar rate, at Ventas Realty’s option, or (ii) in the case of base rate loans, the higher of (x) the federal funds rate in effect for the relevant period plus 0.50% and (y) the annual rate of interest quoted in “The Wall Street Journal,” Money Rates Section as the “prime rate.” The applicable percentage is 1.25% for Eurodollar rate loans and zero for base rate loans. However, if the loans are not repaid in full on or prior to October 26, 2007, the applicable percentage will increase to 2.00% for Eurodollar rate loans and 1.00% for base rate loans.

Ventas Realty’s obligations under the Senior Interim Loan are guaranteed by us and certain of our other subsidiaries identified therein.

The Senior Interim Loan matures on October 26, 2007, but may be extended, at Ventas Realty’s option, subject to the satisfaction of certain conditions set forth in the Senior Interim Loan, for an additional period of six months. Loans outstanding under the Senior Interim Loan may be repaid from time to time without premium or penalty, other than customary breakage costs, if any, with respect to Eurodollar rate loans. Loans outstanding must be repaid in the event Ventas Realty, we or any of the other guarantors issue unsecured notes or otherwise incur indebtedness in excess of $10.0 million (other than certain specified indebtedness as set forth in the Senior Interim Loan).

The Senior Interim Loan imposes various restrictions on Ventas Realty, us and the other guarantors, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers, sales of assets and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain guarantees or liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage and unsecured leverage ratios, consolidated fixed charge and unencumbered interest coverage ratios and minimum consolidated adjusted net worth.

The Senior Interim Loan contains usual and customary events of default. If a default occurs and is continuing, Ventas Realty may be required to repay all amounts outstanding thereunder.

Equity-Backed Facility

On April 26, 2007, we issued and sold the Shares through a private placement pursuant to a Purchase Agreement dated April 26, 2007 (the “Purchase Agreement”) among us, Ventas Realty and the purchasers named therein (the “Purchasers”) for an aggregate purchase price of $698.25 million (after giving effect to a $1.75 million deduction representing a commitment fee) in reliance on Section 4(2) of the Securities Act. The Purchase Agreement contemplates the resale of the Shares by the Purchasers to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The exemptions under Section 4 (2) and Rule 144A of the Securities Act are, in part, based upon the representations of the Purchasers in the Purchase Agreement that, among other things, each of the Purchasers is a “qualified institutional buyer” as defined by Rule 144A under the Securities Act and that the Purchasers will offer and sell the Shares only to persons whom they, or their agents, reasonably believe are qualified institutional buyers. The Shares are governed by the terms of the Certificate of Designation of Relative Rights, Preferences, Limitations and Other Rights of Series A Senior Preferred Stock (the “Certificate of Designation”).

We used the proceeds from the sale of the Shares to fund a portion of the purchase price for the Sunrise Acquisition.

Pursuant to the Certificate of Designation, the holders of the Shares are entitled to receive in cash, as and when declared by our Board of Directors, dividends in an amount equal to LIBOR plus 1.25% per annum, subject to specified increases on the date that is three months after the date of issuance and every month thereafter, up to a maximum of LIBOR plus 5.0% per annum. Dividends are payable monthly in arrears on the fifteenth day of each month, beginning June 15, 2007. The Shares may be redeemed at our option, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the liquidation preference, plus accrued and unpaid dividends to the date of redemption. In addition, under certain circumstances relating to the receipt of net proceeds from capital contributions or the issuance of stock, we will be required to apply such proceeds to redeem the Shares. If we undergo certain change in control transactions, we are required to make an offer to repurchase all of the Shares at a purchase price equal to the 100% of the liquidation preference, plus accrued and unpaid dividends to the repurchase date.

The Shares generally have no voting rights, except as expressly set forth in the Certificate of Designation. If we fail to pay dividends on the Shares for six months, whether or not consecutive, the number of directors constituting our Board of Directors will be increased by two, and the holders of the outstanding Shares will be entitled to elect those two additional directors, voting together as a single class.

In the event of any liquidation, dissolution or winding up of our company, either voluntarily or involuntarily, the holders of the Shares will be entitled to receive out of our assets, prior to the holders of our common stock and any other class or series of capital stock with rights junior to the Shares, for each Share held by such holders, the liquidation preference of $1,000 per share.

In connection with the sale of the Shares, we and the Purchasers entered into a Registration Rights Agreement dated as of April 26, 2007 pursuant to which, among other things, we agreed to file with the Commission, in certain circumstances, and to use our commercially reasonable best efforts to have declared effective by the Commission, up to two registration statements covering resales of the Shares.

On April 26, 2007, we entered into letter agreements with Purchasers of the Shares waiving certain stock ownership limitations contained in Article XII of our Certificate of Incorporation, as amended, with respect to the Shares under the terms and conditions set forth therein.

Kindred Disposition and Lease Renewal

In April 2007, we entered into multiple agreements with Kindred to sell 22 underperforming assets, in separate transactions, for $171.5 million and a $3.5 million lease termination fee. Cash rent for these assets for the May 1, 2007-April 30, 2008 lease year is $10.6 million, and the sales are expected to be completed, in one or more closings, on or before June 30, 2007. Kindred deposited an aggregate of $10.0 million in earnest money as performance security under the agreements. We expect to recognize a gain on these sales of approximately $129.0 million in the second quarter of 2007.

On April 27, 2007, Kindred renewed, through April 30, 2013, its leases covering 64 healthcare assets owned by us. This renewal affects all 64 assets under the Kindred Master Leases whose base term would have expired on April 30, 2008. The assets whose lease term has been extended include 56 skilled nursing facilities and eight long-term acute care hospitals that are contained within seven different renewal bundles in the Kindred Master Leases. Kindred retains two additional sequential renewal options for these assets. This renewal includes seven of the assets to be sold pursuant to the agreements described above, but these assets will be removed from the Kindred Master Leases upon sale.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 1, 2007, the Centers for Medicare & Medicaid Services (“CMS”) placed on public display for publication expected on May 11, 2007, its final rule for prospective payment system for long-term acute care hospitals for the 2008 rate year (July 1, 2007 through June 30, 2008). The final rule makes many technical changes and adjustments to the prospective payment system, including increasing the standard federal payment rate by 0.71% (which, owing to other changes, will on average represent a 0.6% increase), revisions to payment methodologies impacting short-stay outliers, adjustments to the wage index component of the federal payment and an increase in the high cost outlier threshold. CMS estimates, that due to these changes and adjustments, payments per discharge are expected to decrease by 3.8% on average, when compared to average payments for the 2007 rate year. The final rule also provides that the annual update to the Long-Term Care Diagnostic Related Groups Classification and Weights will be made in a budget neutral manner, effective October 1, 2007. The final rule also expands the so-called 25-percent rule to all long-term acute care hospitals. The 25-percent rule limits payments from referring co-located hospitals and is being phased in over a three-year period, and CMS projects the 25-percent rule will not result in payment reductions in the first year of implementation. The expansion of the 25-percent rule contained in the final rule could reduce the caseloads or affect the referral patterns of the long-term acute care hospitals operated by our tenants. We are analyzing the final rule to ascertain its financial implications for the long-term acute care hospitals operated by our tenants.

Medicare Reimbursement; Skilled Nursing Facilities

On May 4, 2007, CMS published its proposed rule for the Prospective Payment System (“PPS”) and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The proposed rule would, among other things, update the PPS rates for skilled nursing facilities by increasing the market basket by 3.3%. The proposed rule would also make various other technical changes, the economic effects of which have not yet been analyzed.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the three months ended March 31, 2007 and 2006.

Loans and Other Amounts Receivable from Third Parties

We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors including, (i) corporate and facility-level financial and operations reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the applicable borrow or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of the factors previously mentioned.

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases, but including the majority of our leases with subsidiaries of Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with the Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

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

As required, we adopted the provisions of this accounting standard on January 1, 2006. We applied the modified-prospective transition method of adoption in which compensation cost is recognized beginning on the date we adopted the accounting standard for all share-based payments granted after the adoption date and for all awards granted to employees prior to the adoption date that remained unvested on the adoption date.

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

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2007 and 2006

The table below shows our results of operations for the three months ended March 31, 2007 and 2006 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended March 31,		Change
	2007	2006	$	%
Revenues:
Rental income	$120,775	$96,505	$24,270	25.1%
Interest income from loans receivable	824	968	(144)	(14.9)
Interest and other income	249	341	(92)	(27.0)

Total revenues	121,848	97,814	24,034	24.6

Expenses:
Interest	40,569	32,957	7,612	23.1
Depreciation and amortization	33,433	28,470	4,963	17.4
Property-level operating expenses	943	622	321	51.6
General, administrative and professional fees (including non-cash stock-based compensation expense of $2,014 and $758 for the three months ended 2007 and 2006, respectively)	7,583	6,631	952	14.4
Gain on foreign currency hedge	(5,786)	—	(5,786)	nm

Total expenses	76,742	68,680	8,062	11.7

Net income	$45,106	$29,134	$15,972	54.8%

nm – Not meaningful

Revenues

The increase in our first quarter 2007 rental income over the same period in 2006 primarily reflects (i) $1.7 million of additional rent resulting from the 3.5% annual increase in the rent paid under Kindred Master Leases effective May 1, 2006, (ii) $8.3 million of additional rent resulting from the rent reset under the Kindred Master Leases and (iii) $13.6 million in additional rent relating to other properties acquired during 2006 and the first quarter of 2007, including $11.7 million from the Senior Care acquisition. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Expenses

Total interest expense increased $7.6 million in the first quarter of 2007 over 2006, primarily due to $9.8 million of additional interest from higher loan balances as a result of our 2007 and 2006 acquisition and loan activity, partially offset by a $2.2 million reduction in interest from lower effective interest rates. Interest expense includes $1.1 million and $0.8 million of amortized deferred financing costs for the three months ended March 31, 2007 and 2006, respectively. Our effective interest rate decreased to 7.0% for the three months ended March 31, 2007 from 7.4% for the same period in 2006.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from April 1, 2006 through March 31, 2007. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Property-level operating expenses increased primarily due to the medical office buildings acquired during the three months ended March 31, 2007. See “Note 4—Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

The increase in general, administrative and professional fees is due primarily to increased stock-based compensation partially offset by lower expenses in other general and administrative items.

Gain on foreign currency hedge for the three months ended March 31, 2007 relates to the Canadian call option contracts that we entered into in conjunction with the Sunrise REIT acquisition. See “Note 2—Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements. No similar contracts were in place for the comparable 2006 period.

Funds from Operations

Our funds from operations (“FFO”) for the three months ended March 31, 2007 and 2006 are summarized in the following table:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$45,106	$29,134
Adjustments:
Depreciation on real estate assets	32,818	28,329

FFO	$77,924	$57,463

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

Liquidity and Capital Resources

During the three months ended March 31, 2007, our principal sources of liquidity were cash flows from operations and borrowings under our unsecured revolving credit facility. We anticipate that cash flows from operations over the next 12 months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions, however, may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities.

On March 30, 2007, we modified our unsecured revolving credit facility to increase the borrowing base from $500.0 million to $600.0 million. Generally, borrowings outstanding under our unsecured revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.90% at March 31, 2007.

We intend to continue to fund future investments and redeem the Series A Senior Preferred Stock and repay the Senior Interim Loan through cash flows from operations, borrowings under our unsecured revolving credit facility, assumption of indebtedness, disposition of assets (in whole or in part through joint venture arrangements with third parties), including the proceeds from the Kindred sale, and issuance of secured or unsecured long-term debt or other securities. As of March 31, 2007, we had escrow deposits and restricted cash of $80.0 million and unused credit availability of $391.3 million under our unsecured revolving credit facility.

In April 2006, we filed an automatic shelf registration statement on Form S-3 with the Commission relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants.

Cash Flows from Operating Activities

Net cash provided by operating activities was $88.2 million and $69.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase primarily resulted from FFO that was higher for the three months ended March 31, 2007 as a result of our real estate acquisitions, rent escalations in our leases with tenants and additional rent resulting from the rent reset under the Kindred Master Leases, partially offset by changes in operating assets and liabilities at March 31, 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $25.3 million and $44.5 million for the three months ended March 31, 2007 and 2006, respectively. These activities consisted primarily of our investments in real estate, offset by proceeds from our mortgage loans and from the sale of securities received in 2007.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $64.2 million for the three months ended March 31, 2007. Proceeds consisted of $151.5 million net borrowings on our unsecured revolving credit facility and $3.0 million from the issuance of common stock upon the exercise of stock options and other issuances. The uses primarily included (i) $92.5 million of cash dividend payments to stockholders, (ii) $117.3 million of aggregate principal payments on mortgage obligations and (iii) $8.5 million of foreign currency hedge purchases.

Net cash used in financing activities totaled $24.8 million for the three months ended March 31, 2006. Proceeds consisted of (i) $52.6 million net borrowings on our previous secured revolving credit facility, (ii) proceeds of $2.1 million from the issuance of new debt and (iii) $1.6 million from the issuance of common stock upon the exercise of stock options and other issuances. The uses primarily included $78.4 million of cash dividend payments to stockholders and $2.7 million of aggregate principal payments on mortgage obligations.

Capital expenditures to maintain and improve our triple-net leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these triple-net leased properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the triple-net leases, we anticipate that any expenditures relating to the maintenance of these triple-net leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. With respect to the properties acquired in the Sunrise Acquisition and our medical office buildings, we believe that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facility, the Senior Interim Loan and the indentures governing our outstanding senior notes.

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

We receive a majority of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our mortgage loans. Our obligations under our unsecured revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. The general fixed nature of our assets and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and September 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten facilities, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of the payoff of our commercial mortgage backed securities loan, we further reduced the notional amount of the Swap to $100.0 million for the remaining term of the Swap. There are no collateral requirements under the Swap. As of March 31, 2007, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(in thousands)
Notional amount.	$100,000	N/A	$100,000	N/A
Gross book value	N/A	$2,056,470	N/A	$2,052,293
Fair value (1)	(471)	2,229,161	(429)	2,190,949
Fair value reflecting change in interest rates: (1)
-100 BPS	(1,564)	2,336,566	(1,725)	2,301,226
+100 BPS	596	2,129,062	830	2,088,514

N/A – Not applicable

We paid $13,700 under the Swap during the three months ended March 31, 2007. Assuming that interest rates do not change, we estimate that we will pay a total of approximately $54,700 on the Swap during the year ending December 31, 2007.

We had approximately $321.6 million of variable rate debt outstanding as of March 31, 2007 and approximately $284.7 million of variable rate debt outstanding as of December 31, 2006. The increase in our outstanding variable rate debt from December 31, 2006 is primarily attributable to net borrowings under our unsecured revolving credit facility. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $103.8 million as of March 31, 2007, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. As of March 31, 2007, there was minimal cash flow impact from the fluctuation of interest rates on variable rate debt since we effectively hedged nearly all of our variable rate debt. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

We acquired 11 seniors housing communities in the Canadian provinces of Ontario and British Columbia as part of the Sunrise Acquisition. In addition, we expect to acquire for a fixed price another community in Canada in 2007 or 2008 that is currently under development. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required to maintain our status as a REIT (a “Material Adverse Effect”).

We may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. Our market risk sensitive instruments are not entered into for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the first quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 6—Litigation” of the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

The following risk factors reflect certain modifications of, or additions to, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006:

We rely on Sunrise to manage the properties we recently acquired from Sunrise REIT; Sunrise’s inability to efficiently and effectively manage those properties could have a Material Adverse Effect on us.

We are relying on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage the Sunrise REIT properties efficiently and effectively. We are also relying on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements. Any change in the senior management of Sunrise or any adverse developments in Sunrise’s business and affairs, financial strength or its ability to operate our properties efficiently and effectively could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of the Sunrise REIT properties. A shortage of nurses or other trained personnel or general inflationary pressures may require that Sunrise enhance its pay and benefits package to compete effectively for such personnel, the costs of which are included in the operating budget for each property. Sunrise may not be able to offset such added costs by increasing the rates charged to residents. Any increase in these costs or any failure by Sunrise to attract and retain qualified personnel could adversely affect the revenues we receive from these properties. In addition, any inability or unwillingness on the part of Sunrise to satisfy its obligations under the management agreements it has with us could have a Material Adverse Effect on us.

We are exposed to various operational risks, liabilities and claims with respect to the Sunrise REIT properties that may adversely affect our ability to generate revenues and/or increase our costs and could have a Material Adverse Effect on us.

Historically, we have leased our healthcare properties, other than our medical office buildings, to healthcare operating companies under “triple-net” leases, which require the tenants to pay all property-related expenses and to make rental payments to us. As a result of the Sunrise Acquisition, however, we are now exposed to various operational risks, liabilities and claims with respect to the Sunrise REIT properties that may adversely affect our ability to generate revenues and/or increase our costs, thereby reducing our profitability. These risks include fluctuations in occupancy levels, the inability to achieve economic residency fees (including anticipated increases in those fees), rent control regulations, increases in costs of materials, energy, labor and services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements and professional and general liability claims. Any one or a combination of these factors could result in operating deficiencies at the Sunrise REIT properties, which could have a Material Adverse Effect on us.

We have only limited rights to terminate our management agreements with Sunrise, and we may be unable to replace Sunrise if our management agreements are terminated or not renewed.

We and Sunrise are parties to long-term management agreements pursuant to which Sunrise provides comprehensive property management services with respect to the Sunrise REIT properties. Each management agreement has a term of 30 years and may only be terminated by us upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies, or upon the occurrence of certain insolvency events relating to Sunrise. In addition, if a property fails to achieve a targeted net operating income level over a 12-month period, other than as a result of a default by Sunrise, we cannot terminate the management agreement and retain ownership of the underperforming property until there is a group of properties that are underperforming. Consequently, we may be obligated to sell the property in order to effect a termination of the applicable management agreement. If we were to exercise this remedy with respect to a large number of the Sunrise REIT properties, the dispositions could have a Material Adverse Effect on us.

In the event that our management agreements with Sunrise are terminated for any reason or are not renewed upon expiration of their terms, we will have to find another manager for the properties covered by those agreements. We cannot assure you that we will be able to locate another suitable manager or, if we are successful in locating such a manager, that such manager will manage the properties as effectively as Sunrise. Any such inability or lengthy delay to replace Sunrise as manager following termination or non-renewal of our management agreements could have a Material Adverse Effect on us.

The properties managed by Sunrise are expected to account for a significant portion of our revenues, and Sunrise is currently experiencing significant legal, accounting and regulatory difficulties.

All of the properties we acquired in the Sunrise Acquisition are managed by Sunrise pursuant to long-term management agreements. These properties represent a substantial percentage of our portfolio, based on their original cost, and are expected to account for a significant portion of our revenues. According to public disclosures, Sunrise is currently experiencing significant legal, accounting and regulatory difficulties. We cannot assure you that these issues will not harm Sunrise’s business reputation or its ability to enlist and maintain residents in our properties, which, in turn, could have a Material Adverse Effect on us. In addition, we cannot predict the impact, if any, that the resolution of these uncertainties will have on our financial condition and results of operations. The failure or inability of Sunrise to satisfy its legal, accounting and regulatory requirements and to pay its obligations could have a Material Adverse Effect on us.

We may not be able to successfully integrate Sunrise REIT’s operations or we may not realize the intended benefits of the Sunrise Acquisition, each of which could adversely affect our financial condition and results of operations.

The Sunrise Acquisition poses a number of risks, including the risks that:

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

We cannot assure you that we will be able to integrate Sunrise REIT’s operations without encountering difficulties or that any such difficulties will not have a Material Adverse Effect on us.

If the liabilities we have assumed in the Sunrise Acquisition are greater than expected, or if there are unknown liabilities relating to the Sunrise REIT properties, our business could be materially and adversely affected.

We acquired the ownership interests in many of the Sunrise REIT properties through the acquisition of the entities that own these properties. These entities may be subject to liabilities unknown to us that, if asserted, could have a Material Adverse Effect on us, such as:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	unasserted claims of vendors or other persons dealing with such entities;

•	liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to the Sunrise Acquisition;

•	claims for indemnification by general partners, directors, officers and other indemnified by such entities; and

•	liabilities for taxes relating to periods prior to the Sunrise Acquisition.

As a result, we cannot assure you that the Sunrise Acquisition will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed are greater than expected, or if there are obligations relating to the Sunrise REIT properties of which we were not aware at the time of completion of the Sunrise Acquisition, it could have a Material Adverse Effect on us.

Our current and future investments in ventures could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition, any disputes that may arise between us and our venture partners and our exposure to potential losses from the actions of our venture partners.

Through the Sunrise Acquisition, we acquired a 75-85% ownership interest in 59 seniors housing communities, with the minority interest in those communities being owned by affiliates of Sunrise. In addition, we own three medical office buildings through joint ventures with partners that provide management and leasing services for the properties. These ventures involve risks not present with respect to our wholly owned properties, including the following:

•

we may share decision-making authority with our venture partners regarding major decisions affecting the ownership or operation of the venture and the property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our venture partners;

•	prior consent of our venture partners may be required for a sale or transfer to a third party of our interests in the venture, which restricts our ability to dispose of our interest in the venture;

•

our venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the venture;

•

our venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•

disputes may develop with our venture partners over decisions affecting the property or the venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	we may suffer losses as a result of the actions of our venture partners with respect to our venture investments.

We may be adversely affected by fluctuations in currency exchange rates.

We acquired 11 seniors housing communities in the Canadian provinces of Ontario and British Columbia as part of the Sunrise Acquisition. In addition, we expect to acquire for a fixed price another community in Canada in 2007 or 2008 that is currently under development. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

Our revenues from the Sunrise REIT properties are dependent on private pay sources; Events which adversely affect the ability of seniors to afford our daily resident fees could cause our occupancy rates, resident fee revenues and results of operations to decline.

Assisted and independent living services currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, substantially all of the resident fee revenues generated by the Sunrise REIT properties are derived from private pay sources consisting of income or assets of residents or their family members. In general, because of the expense associated with building new properties and the staffing and other costs of providing services at these properties, only seniors with income or assets meeting or exceeding the comparable median in the regions where our properties are located typically can afford to pay the daily resident and care fees. Events such as economic downturns or changes in demographics could adversely affect the ability of seniors to afford these fees. If Sunrise is unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, our occupancy rates, resident revenue fees and results of operations could decline, which, in turn, could have a Material Adverse Effect on us.

Termination of resident agreements could adversely affect our revenues and earnings.

Applicable regulations governing assisted living communities generally require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by Sunrise with respect to our Sunrise REIT properties generally allow residents to terminate their agreement on 30 days’ notice. Thus, Sunrise cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident agreements terminate at or around the same time, and if our units remained unoccupied, then our revenues and earnings could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

The structure utilized to implement the Sunrise Acquisition may jeopardize our REIT status.

As a REIT, we may participate in healthcare operations only if those operations are held in a qualified taxable REIT subsidiary and are conducted by an eligible independent contractor. In order to ensure that the Sunrise Acquisition does not jeopardize our REIT status, therefore, the Sunrise REIT properties were acquired through taxable REIT subsidiaries and are being managed by Sunrise pursuant to long-term management agreements. We believe that the use of such a structure does not compromise our REIT status. However, if it is determined that this structure jeopardizes our REIT status, such determination could have a Material Adverse Effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2007:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	8,280	$43.95
February 1 through February 28	—	—
March 1 through March 31	—	—

(1)	Repurchases represent shares cancelled when surrendered by employees to pay withholding taxes on the vesting of restricted stock.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document

2.1	Amendment to Purchase Agreement dated as of April 10, 2007 among Ventas, Inc., Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc.), Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc.), Sunrise Senior Living Real Estate Investment Trust, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 12, 2007.

4.1	Certificate of Designation of Relative Rights, Preferences, Limitations and Other Rights of Series A Senior Preferred Stock of Ventas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

4.2	Form of Letter Agreement dated April 26, 2007 between Ventas, Inc. and Purchasers of the Shares relating to a limited waiver of the provisions of Article XII of Ventas, Inc.’s Certificate of Incorporation, as amended.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.1	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement dated as of July 31, 1998, as amended, between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.2	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.3	Amendment dated as of March 19, 2007 to Employment Agreement dated as of September 18, 2002, as amended, between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.4	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement dated as of May 1, 1998, as amended, between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.5	Interim Loan and Guaranty Agreement dated as of April 26, 2007 among Ventas, Inc., Ventas Realty, Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.6	Purchase Agreement dated April 26, 2007 between Ventas, Inc., Ventas Realty and the Purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.7	Registration Rights Agreement dated as of April 26, 2007 among Ventas, Inc. and the Purchasers named therein.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.8	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

10.9	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

10.10	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

10.11	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

99.1	Settlement Agreement dated as of April 10, 2007 between Ventas, Inc. and Sunrise Senior Living Real Estate Investment Trust.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on April 12, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2007

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro Chairman, President and Chief Executive Officer

By:	/S/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Executive Vice President and Chief Financial Officer

Exhibits

Exhibit Number	Description of Document	Location of Document
2.1	Amendment to Purchase Agreement dated as of April 10, 2007 among Ventas, Inc., Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc.), Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc.), Sunrise Senior Living Real Estate Investment Trust, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 12, 2007.

4.1	Certificate of Designation of Relative Rights, Preferences, Limitations and Other Rights of Series A Senior Preferred Stock of Ventas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

4.2

Form of Letter Agreement dated April 26, 2007 between Ventas, Inc. and

Purchasers of the Shares relating to a limited waiver of the provisions of

Article XII of Ventas, Inc.’s Certificate of Incorporation, as amended.

Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.1	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement dated as of July 31, 1998, as amended, between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.2	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.3	Amendment dated as of March 19, 2007 to Employment Agreement dated as of September 18, 2002, as amended, between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.4	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement dated as of May 1, 1998, as amended, between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2007.

10.5	Interim Loan and Guaranty Agreement dated as of April 26, 2007 among Ventas, Inc., Ventas Realty, Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.6	Purchase Agreement dated April 26, 2007 between Ventas, Inc., Ventas Realty and the Purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.7	Registration Rights Agreement dated as of April 26, 2007 among Ventas, Inc. and the Purchasers named therein.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2007.

10.8	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

10.9	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

10.10	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

10.11	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2007.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

99.1	Settlement Agreement dated as of April 10, 2007 between Ventas, Inc. and Sunrise Senior Living Real Estate Investment Trust.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on April 12, 2007.