Form 10-Q
period 2007-06-30
VENTAS INC
filed 2007-08-09
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer    ☒                          Accelerated filer  ☐                              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 1, 2007:
Common Stock, $0.25 par value	133,392,112

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$551,463	$357,804
Buildings and improvements	5,500,868	3,350,033

	6,052,331	3,707,837
Accumulated depreciation	(718,342)	(659,584)

Net real estate property	5,333,989	3,048,253
Loans receivable, net	34,792	35,647

Net real estate investments	5,368,781	3,083,900

Cash and cash equivalents	30,138	1,246
Escrow deposits and restricted cash	99,058	80,039
Deferred financing costs, net	23,202	18,415
Notes receivable-related parties	2,126	2,466
Other	148,148	67,734

Total assets	$5,671,453	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$3,284,642	$2,329,053
Deferred revenue	10,219	8,194
Accrued dividend	—	41,949
Accrued interest	21,157	19,929
Accounts payable and other accrued liabilities	140,493	114,012
Deferred income taxes	309,215	30,394

Total liabilities	3,765,726	2,543,531

Minority interest	26,622	393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 300,000 and 180,000 shares at June 30, 2007 and December 31, 2006, respectively; 133,366 and 106,137 shares issued at June 30, 2007 and December 31, 2006, respectively	33,350	26,545
Capital in excess of par value	1,814,637	766,470
Accumulated other comprehensive income	9,482	1,037
Retained earnings (deficit)	21,636	(84,176)

Total stockholders’ equity	1,879,105	709,876

Total liabilities and stockholders’ equity	$5,671,453	$3,253,800

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$120,057	$95,525	$238,207	$188,540
Resident fees and services	71,400	—	71,400	—
Interest income from loans receivable	815	839	1,638	1,807
Interest and other income	1,450	372	1,699	713

Total revenues	193,722	96,736	312,944	191,060

Expenses:
Interest	55,148	32,417	94,679	63,942
Depreciation and amortization	57,994	28,498	90,800	56,356
Property-level operating expenses	50,407	654	51,348	1,276
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,820 and $727 for the three months ended 2007 and 2006, respectively, and $3,834 and $1,485 for the six months ended 2007 and 2006, respectively)	8,023	6,287	15,604	12,918
Foreign currency gain	(18,575)	—	(24,361)	—
Loss on extinguishment of debt	—	1,273	—	1,273
Merger-related expenses	792	—	792	—

Total expenses	153,789	69,129	228,862	135,765

Income before income taxes, minority interest and discontinued operations	39,933	27,607	84,082	55,295
Income tax benefit	5,611	—	5,611	—

Income before minority interest and discontinued operations	45,544	27,607	89,693	55,295
Minority interest, net of tax	408	—	413	—

Income from continuing operations	45,136	27,607	89,280	55,295
Discontinued operations	134,661	1,651	135,623	3,097

Net income	179,797	29,258	224,903	58,392
Preferred stock dividends and issuance costs	5,199	—	5,199	—

Net income available to common stockholders	$174,598	$29,258	$219,704	$58,392

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$0.34	$0.26	$0.76	$0.53
Discontinued operations	1.15	0.02	1.21	0.03

Net income available to common stockholders	$1.49	$0.28	$1.97	$0.56

Diluted:
Income from continuing operations applicable to common shares	$0.34	$0.26	$0.75	$0.53
Discontinued operations	1.14	0.02	1.21	0.03

Net income available to common stockholders	$1.48	$0.28	$1.96	$0.56

Weighted average shares used in computing earnings per common share:
Basic	117,419	103,884	111,763	103,818
Diluted	117,825	104,374	112,264	104,337

Dividends declared per common share	$0.475	$0.395	$0.950	$0.790

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$224,903	$58,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	91,785	57,581
Amortization of deferred revenue and lease intangibles, net	(3,602)	(1,198)
Other amortization expenses	1,659	1,542
Stock-based compensation	3,834	1,485
Straight-lining of rental income	(8,606)	(9,864)
Gain on sale of assets (including amounts in discontinued operations)	(129,478)	—
Loss on extinguishment of debt	—	1,273
Cost of bridge financing	2,550	—
Deferred tax benefit	(5,611)	—
Other	(841)	(140)
Changes in operating assets and liabilities:
Increase in other assets	(9,646)	(3,459)
(Decrease) increase in accrued interest	(2,497)	43
Increase (decrease) in other liabilities	1,389	(468)

Net cash provided by operating activities	165,839	105,187
Cash flows from investing activities:
Net investment in real estate property	(1,228,351)	(63,978)
Proceeds from sale of assets	157,400	—
Proceeds from sale of securities	7,773	—
Proceeds from loans receivable	23,121	4,156
Capital expenditures	(1,202)	(233)
Other	340	4,712

Net cash used in investing activities	(1,040,919)	(55,343)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	156,200	167,000
Net change in borrowings under secured revolving credit facility	—	(89,200)
Issuance of bridge financing	1,230,000	—
Repayment of bridge financing	(1,230,000)	—
Proceeds from debt	8,315	2,074
Repayment of debt	(131,716)	(10,377)
Debt and preferred stock issuance costs	(4,300)	—
Payment of deferred financing costs	(5,403)	(2,901)
Purchase of foreign currency hedge	(8,489)	—
Issuance of common stock	1,045,979	—
Cash distributions to preferred stockholders	(3,449)	—
Cash distributions to common stockholders	(155,842)	(119,457)
Other	6,095	3,308

Net cash provided by (used in) financing activities	907,390	(49,553)

Net increase in cash and cash equivalents	32,310	291
Effect of foreign currency translation	(3,418)	—
Cash and cash equivalents at beginning of period	1,246	1,641

Cash and cash equivalents at end of period	$30,138	$1,932

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$1,159,049	$9,827
Other assets	125,990	485
Debt assumed	918,378	10,848
Deferred taxes	286,944	—
Minority interest	25,815	—
Other liabilities	53,902	(536)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of June 30, 2007, this portfolio consisted of 250 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 22 medical office and other properties in 43 states and two Canadian provinces, including 77 seniors housing communities we acquired from Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) on April 26, 2007. See “Note 4 – Acquisitions.” With the exception of our medical office buildings and our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of June 30, 2007.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from our audited consolidated financial statements for the year ended December 31, 2006. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of subsidiary net earnings applicable to minority interests.

Long-Lived Assets and Intangibles

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible and recognized intangible assets and liabilities based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets and liabilities acquired as of the acquisition date or engage a third-party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

Our method for determining fair value varies with the categorization of the asset or liability acquired. We estimate the fair value of our buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third-party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt, if any, is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases (as defined below) but including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Condensed Consolidated Balance Sheets and totaled $45.1 million and $36.7 million at June 30, 2007 and December 31, 2006, respectively.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income when all of the following criteria are met in accordance with the Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Resident fees and services are recognized monthly as services are provided. Move-in fees, which are included in resident fees and services, are recognized on a straight-line basis over the term of the applicable agreement. Agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), prior to this quarter we have made no provision for federal income tax purposes and we will continue to make no provision for REIT income and expense. As a result of the acquisition of the Sunrise REIT properties, income tax expense or benefit is now being recorded with respect to certain entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the change in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when the change in circumstances and our judgment occurs.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currency of their respective country. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, whereas balance sheet accounts are translated using exchange rates in effect at the end of the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Condensed Consolidated Balance Sheets. Transaction gains and losses are recorded in the Condensed Consolidated Statements of Income.

Segment Reporting

As of June 30, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment – investment in real estate – which included the triple-net leased properties and our medical office buildings. Our medical office building segment leases space primarily to physicians and other healthcare-related businesses, and we engage third parties to manage those operations. Due to our limited operation and allocation of capital to the medical office buildings, we separated them from the triple-net leased properties segment. However, the medical office building segment is not individually reported because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

Derivative Instruments

We use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements and the risk of foreign currency exchange rate movements. Derivative instruments are reported at fair value on the Condensed Consolidated Balance Sheets. Changes in the fair value of derivatives are recognized as adjustments to net income if the derivative does not qualify for hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. As of June 30, 2007, a $0.3 million net unrealized gain on our interest rate swap is included in accumulated other comprehensive income.

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise REIT. See “Note 4 – Acquisitions.” We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price. These contracts were settled on April 26, 2007, the acquisition date, and we received cash of $33.2 million upon settlement. For the six months ended June 30, 2007, we recognized gains related to call option contracts of $24.3 million, which is included in the Condensed Consolidated Statements of Income as a foreign currency gain.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of June 30, 2007, approximately 39.5%, 22.9% and 15.5% of our properties, based on their original cost, were operated by Sunrise, Brookdale Senior Living and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 78.0% and 14.4% of our properties, based on their original cost, were seniors housing communities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other healthcare-related assets. These properties were located in 43 states, with properties in only two states accounting for more than 10% of total revenues during the six months ended June 30, 2007, and two Canadian provinces.

Triple-Net Leased Properties

Approximately 37.2% and 51.4% of our total revenues for the six months ended June 30, 2007 and 2006, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to 15 years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

On April 27, 2007, Kindred renewed, through April 30, 2013, its leases covering all 64 healthcare assets owned by us (seven of which we subsequently sold on June 30, 2007 (see “Note 5 – Dispositions”)) whose base term would have expired on April 30, 2008. Kindred retains two additional sequential five-year renewal options for these assets.

Approximately 19.6% and 30.9% of our total revenues for the six months ended June 30, 2007 and 2006, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of 15 years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of 15 years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Each of our leases with Kindred and Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

Because we lease a substantial portion of our triple-net leased properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us and their willingness to renew those leases upon expiration of the initial base term thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred and/or Brookdale Senior Living will elect to renew their respective leases with us upon expiration of the initial base terms or any renewal terms thereof.

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

Senior Living Operations

As a result of the acquisition of the Sunrise REIT properties, we are party to management agreements with Sunrise pursuant to which Sunrise provides comprehensive accounting and property management services with respect to 78 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Total revenues attributable to senior living operations managed by Sunrise were $71.6 million for the period from April 26, 2007 through June 30, 2007, which represented 22.9% of our total revenues for the six months ended June 30, 2007. Because a significant portion of our properties are managed by Sunrise, its inability to efficiently and effectively manage and provide accounting information for those properties could have a Material Adverse Effect on us.

Although we have various rights as owner under the Sunrise management agreements, we are relying on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We are also relying on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements. A change in the senior management of Sunrise or any adverse developments in Sunrise’s business and affairs or financial strength could also have a Material Adverse Effect on us. In addition, any inability or unwillingness on the part of Sunrise to satisfy its obligations under the management agreements it has with us could have a Material Adverse Effect on us.

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. According to public disclosures, Sunrise has not been timely filing such required reports and is currently experiencing certain legal, accounting and regulatory difficulties. On July 25, 2007, Sunrise announced that its board of directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of Sunrise. We cannot predict what impact, if any, the outcomes of these uncertainties will have on Sunrise’s financial condition or ability to manage our senior living operations. You are encouraged to obtain additional information related to Sunrise at the Commission’s website at www.sec.gov.

NOTE 4 – ACQUISITIONS

The primary reason for our acquisition activity is to invest in seniors housing and healthcare-related properties with an expected yield on investment, as well as to diversify our portfolio and revenue base and limit our dependence on any single operator, geography or asset type for our revenue.

Sunrise REIT Acquisition

On April 26, 2007, we completed the acquisition of all of the assets of Sunrise REIT (the “Sunrise REIT Acquisition”) pursuant to the terms of a purchase agreement dated as of January 14, 2007, as amended, among us, our wholly owned subsidiaries, Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc., the “Securities Purchaser”) and Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc., the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). The aggregate consideration for the Sunrise REIT Acquisition, including the assumption of debt, was approximately $2.0 billion.

At the effective time of the Sunrise REIT Acquisition, the Securities Purchaser purchased all of the interests and assumed all of the liabilities of Sunrise REIT Canadian Holdings Inc. (“Canco”) and certain of Sunrise REIT’s intercompany notes held by Sub Trust, and the Asset Purchaser acquired all of Sunrise REIT’s remaining assets and liabilities from Sunrise REIT, Sub Trust and UPREIT. Immediately following the Sunrise REIT Acquisition, each unit of beneficial interest of Sunrise REIT outstanding immediately prior to the effective time (except for a small number of non-tendered units) was redeemed for Cdn $16.50 in cash.

As a result of the Sunrise REIT Acquisition, we acquired a 100% interest in 18 seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and 11 are located in the Canadian provinces of Ontario and British Columbia.

As a result of the Sunrise REIT Acquisition, we are party to management agreements with Sunrise pursuant to which Sunrise provides comprehensive accounting and property management services with respect to each of the Sunrise REIT properties. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Pursuant to the management agreements, we pay Sunrise a base management fee of 6% of resident fees and similar revenues, subject to reduction based on below target performance for a pool of properties. The minimum management fee assessable under these agreements is 5% of resident fees and similar revenues of the properties. We also pay incentive fees if a pool of properties exceeds aggregate performance targets; provided, however, that total management fees, including incentive fees, shall not exceed 8% of resident fees and similar revenues. The management agreements also specify that we (or the joint venture to which we are party, as applicable) will reimburse Sunrise for direct or indirect costs necessary to manage our seniors housing communities.

Under the terms of the letter agreement dated January 14, 2007 (the “ Letter Agreement”) between us and Sunrise, we modified various management and other agreements and contractual relationships that existed between Sunrise, on the one hand, and Sunrise REIT, on the other hand (the “Existing Agreements”). Pursuant to the Letter Agreement, the Strategic Alliance Agreement dated as of December 23, 2004 between Sunrise and Sunrise REIT was terminated effective upon the closing of the Sunrise REIT Acquisition, except with respect to certain limited provisions. Under the terms of the Letter Agreement, we have, among other things, a right of first offer to acquire seniors housing communities developed by Sunrise in Canada. In addition, we have a right of first offer to acquire seniors housing communities developed by Sunrise in the United States within a demographically defined radius of any of the properties acquired by us in the Sunrise REIT Acquisition. The terms of the rights of first offer for properties in both the United States and Canada are governed generally by the terms set forth in the Strategic Alliance Agreement and the fixed price acquisition agreement referred to in the Strategic Alliance Agreement, but subject to modification of those terms to address changes in circumstances and other matters.

The Letter Agreement also (1) provides us assurances that Sunrise will cooperate with us in connection with our compliance with the REIT rules under the Code, and in connection with our financial reporting obligations, (2) contains restrictions on our rights to transfer our interest in the acquired properties to transferees who compete with Sunrise or who do not meet certain requirements, and (3) provides that Sunrise consents to the Sunrise REIT Acquisition and waives certain rights under the Existing Agreements. Although not required, we and Sunrise may enter into various amendments to the Existing Agreements to further address the matters set out in the Letter Agreement.

As a result of the Sunrise REIT Acquisition, we assumed all rights and obligations of Sunrise REIT under two fixed price acquisition agreements with Sunrise. Under the terms of these fixed price acquisition agreements, funds were advanced prior to the Sunrise REIT Acquisition to Sunrise in connection with the development by Sunrise of seniors housing communities in Staten Island, New York and Vaughan, Ontario. The fixed price acquisition agreements granted to us an option to purchase a majority interest in each of these properties, independently, for a fixed price and on fixed terms, subject to the satisfaction of certain conditions. The funds advanced for a property under the fixed price acquisition agreements are advances on the fixed purchase price for the property and are applied to our purchase price for our interest at the closing of the acquisition.

On June 19, 2007, we acquired an 80% interest in the seniors housing community located in Staten Island, New York in accordance with the terms of the applicable fixed price acquisition agreement for approximately $25 million, inclusive of assumed debt.

On July 30, 2007, we exercised our option to purchase an 80% interest in the Vaughan, Ontario seniors housing community in accordance with the terms of the applicable fixed price acquisition agreement for approximately $50 million, inclusive of debt to be assumed.

We funded the Sunrise REIT Acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share, and the assumption of $861.1 million of existing mortgage debt. In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of the Kindred assets (see “Note 5 – Dispositions”) and borrowings under our unsecured revolving credit facility to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan.

Preferred stock dividends and issuance costs of $5.2 million related to the Series A Senior Preferred Stock were expensed during the quarter ended June 30, 2007. Fees and interest of $5.0 million associated with the senior interim loan are included in interest expense in the Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 2007.

In connection with the Sunrise REIT Acquisition, for the three- and six-month periods ended June 30, 2007, we incurred approximately $792,000 of merger-related expenses that include incremental costs directly related to the acquisition.

Other 2007 Acquisitions

During the first half of 2007, we acquired three medical office buildings, in three separate transactions, for an aggregate purchase price of $37.9 million, inclusive of assumed debt of $6.9 million at the time of the acquisitions. The purchase price was allocated between land and buildings and improvements of $1.3 million and $36.6 million, respectively, based upon their estimated fair values. These buildings are owned through joint ventures with partners that provide management and leasing services for the properties.

In July 2007, we completed the acquisition of two assisted living communities for $18.5 million, inclusive of assumed debt. These properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”).

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

The properties are being leased to affiliates of Senior Care, pursuant to the terms of a triple-net master lease having an initial term of 15 years and two five-year extensions. At June 30, 2007, the aggregate annualized contractual cash rent expected from the Senior Care properties, including the two properties acquired in July 2007, was $48.1 million.

Other 2006 Acquisitions

Also during 2006, we acquired eight seniors housing communities in five separate transactions for an aggregate purchase price of $74.3 million, including assumed debt of $10.8 million at the time of the acquisitions. The seniors housing communities are leased under triple-net leases, each having initial terms ranging from ten to 15 years and initially providing aggregate, annual cash base rent of approximately $6.2 million, subject to escalation as provided in the leases.

Estimated Fair Value

The transactions completed during the six months ended June 30, 2007 were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received.

	Sunrise REIT Acquisition	Sunrise Minority Interest	Other	Total
	(In thousands)
Land, net	$165,116	$32,811	$2,892	$200,819
Buildings and improvements, net	2,004,381	137,891	64,244	2,206,516
Lease intangibles	88,129	—	—	88,129
Other assets	17,627	—	299	17,926

Total assets acquired	2,275,253	170,702	67,435	2,513,390
Notes payable and other debt, net	744,891	147,539	25,948	918,378
Deferred tax liabilities	286,944	—	—	286,944
Other liabilities	53,763	15	124	53,902

Total liabilities assumed	1,085,598	147,554	26,072	1,259,224

Net assets acquired	1,189,655	23,148	41,363	1,254,166
Minority interest	—	(23,148)	(2,667)	(25,815)

Total cash used	$1,189,655	$—	$38,696	$1,228,351

Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2007 acquisitions and issuances of common stock that occurred prior to June 30, 2007 and our 2006 acquisitions as of the beginning of each of the three- and six-month periods ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$220,841	$216,859	$446,045	$431,422
Income from continuing operations applicable to common shares	37,669	32,388	71,956	56,902
Discontinued operations	132,061	(949)	130,423	(2,103)
Net income available to common stockholders	169,730	31,439	202,379	54,799

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$0.28	$0.24	$0.54	$0.43
Discontinued operations	0.99	(0.01)	0.98	(0.02)

Net income available to common stockholders	$1.27	$0.23	$1.52	$0.41

Diluted:
Income from continuing operations applicable to common shares	$0.28	$0.24	$0.54	$0.43
Discontinued operations	0.99	(0.01)	0.98	(0.02)

Net income available to common stockholders	$1.27	$0.23	$1.52	$0.41

Weighted average shares used in computing earnings per common share:
Basic	133,092	132,502	133,023	132,436
Diluted	133,498	132,992	133,524	132,955

NOTE 5 – DISPOSITIONS

On June 30, 2007, we completed the sale of 22 facilities to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was held in escrow for use in a Code Section 1031 exchange. In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of assets of $129.5 million.

Set forth below is a summary of the results of operations of sold facilities during the three-and six-month periods ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenues:
Rental income	$3,118	$3,570	$5,743	$7,060
Interest and other income	3,500	—	3,500	—

	6,618	3,570	9,243	7,060

Expenses:
Interest	1,078	1,306	2,115	2,738
Depreciation and amortization	357	613	983	1,225

	1,435	1,919	3,098	3,963

Income before gain on sale of real estate assets	5,183	1,651	6,145	3,097
Gain on sale of real estate assets	129,478	—	129,478	—

Discontinued operations	$134,661	$1,651	$135,623	$3,097

NOTE 6 – INTANGIBLES

At June 30, 2007, intangible lease assets, comprised of above market resident leases and in place resident leases, were $5.9 million and $82.2 million, respectively. At June 30, 2007, the accumulated amortization of the intangible assets was $14.7 million. The weighted average amortization period of intangible assets is approximately one year.

At June 30, 2007, intangible lease liabilities, comprised of below market resident leases, were $9.6 million. At June 30, 2007, the accumulated amortization of the intangible liabilities was $1.5 million. The weighted average amortization period of intangible liabilities is approximately one year.

NOTE 7 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In thousands)
Unsecured revolving credit facility	$213,200	$57,000
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
6 3/4% Senior Notes due 2017	225,000	225,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	175,000	175,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
Mortgage loans and other	1,510,972	733,951

Total	3,270,210	2,336,989
Unamortized fair value adjustment	21,829	—
Unamortized commission fees and discounts	(7,397)	(7,936)

Senior notes payable and other debt	$3,284,642	$2,329,053

Mortgages

At June 30, 2007, we had outstanding 118 mortgage loans totaling $1.51 billion that are collateralized by the underlying assets of the properties. Outstanding principal balances on these loans ranged from $0.4 million to $59.8 million as of June 30, 2007. The loans generally bear interest at fixed rates ranging from 4.0% to 8.5% per annum, except for 15 loans with outstanding principal balances ranging from $0.4 million to $32.0 million, which bear interest at the lender’s variable rates ranging from 3.6% to 8.5% per annum as of June 30, 2007. At June 30, 2007, the weighted average annual rate on fixed rate debt was 6.5% and the weighted average annual rate on the variable rate debt was 7.5%. The loans had a weighted average maturity of 7.3 years as of June 30, 2007. The Sunrise portion of total debt was $148.8 million as of June 30, 2007.

As of June 30, 2007, our indebtedness had the following maturities (in thousands):

2007	$29,729
2008	91,246
2009	641,008
2010	282,285
2011	302,718
Thereafter	1,923,224

Total maturities	3,270,210
Unamortized fair value adjustment	21,829
Unamortized commission fees and discounts	(7,397)

Senior notes payable and other debt	$3,284,642

Unsecured Revolving Credit Facility

Our unsecured revolving credit facility borrowing base is $600.0 million. Generally, borrowings outstanding under the unsecured revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. As of June 30, 2007, the applicable percentage was 0.75%.

On July 27, 2007, we amended our unsecured revolving credit facility, the terms of which include the addition of a $150.0 million “accordion” feature that permits us to expand our borrowing capacity to a total of $750.0 million upon satisfaction of certain conditions. Pricing under the unsecured revolving credit facility will remain the same and we do not expect to record any material expenses or charges in connection with the amendment.

Unamortized Fair Value Adjustment

The fair value adjustment related to the long-term debt we assumed in connection with the Sunrise REIT Acquisition was $22.2 million and is recognized as effective yield adjustments over the remaining term of the instrument. The estimated aggregate amortization of the fair value adjustment related to long-term debt for each of the five succeeding years follows: 2007 – $3.0 million; 2008 – $4.4 million; 2009 – $3.4 million; 2010 – $2.9 million and 2011 – $2.8 million.

NOTE 8 – LITIGATION

Legal Proceedings Defended and Indemnified by Third Parties

Kindred, Brookdale, Alterra, Sunrise and our other tenants, operators and managers are parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant, operator or manager, as applicable, has agreed to indemnify, defend and hold us harmless against these actions and investigations. There can be no assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s, Alterra’s, Sunrise’s or such other tenants’, operators’ and managers’ liquidity, financial position or results of operations, which, in turn, could have a Material Adverse Effect on us.

Kindred Litigation and Settlement

On June 19, 2006, Kindred filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, entitled Kindred Healthcare, Inc. and Kindred Operating, Inc. v. Ventas Realty, Limited Partnership, Index No. 602137-06, seeking immediate declaratory and injunctive relief to prevent us from terminating the Kindred Master Leases based on Kindred’s refusal to deliver all appraisal reports in Kindred’s control or possession relating to the 225 facilities we then leased to Kindred. The suit alleged, among other things, that the terms of the Kindred Master Leases did not entitle us to receive the appraisal reports and, therefore, Kindred’s failure to disclose those reports did not enable us to exercise our rights and remedies under the Kindred Master Leases, including termination as to one or more facilities thereunder.

During the second quarter of 2007, we entered into a settlement agreement with Kindred relating to this litigation, and on May 2, 2007, we filed a joint stipulated dismissal of the litigation pursuant to the settlement.

Litigation Related to the Sunrise REIT Acquisition

On February 14, 2007, Health Care Property Investors, Inc. (“HCP”) submitted the first of a series of conditional proposals to acquire the assets of Sunrise REIT at a price per unit of Cdn $18.00 in cash, conditioned upon HCP entering into an agreement with Sunrise to modify certain of the contracts between Sunrise and Sunrise REIT. In connection with the competing proposal from HCP, we, as well as Sunrise REIT, Sunrise and HCP, sought legal interpretations in the Ontario Superior Court of Justice concerning various agreements pertaining to the acquisition of Sunrise REIT.

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

On May 3, 2007, we filed a lawsuit in the United States District Court for the Western District of Kentucky against HCP. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our Purchase Agreement to acquire the assets and liabilities of Sunrise REIT. The complaint alleges, among other things, that HCP made certain improper and misleading offers to acquire Sunrise REIT in violation of its contractual obligation and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original Purchase Agreement and the delay in closing the acquisition and the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On August 6, 2007, we filed our response to HCP’s motion to dismiss. Although we intend to pursue the claims in the action vigorously, there can be no assurances that we will prevail on any of the claims in the action, or, if we do prevail on one or more of the claims, of the amount of recovery that may be awarded to us for such claim(s).

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue its claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of June 30, 2007.

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the ordinary course of our business including, without limitation, the operations at our Sunrise REIT properties. It is the opinion of management that, except as set forth in this Note 8, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

NOTE 9 – INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT Acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three- or six-month periods ended June 30, 2007, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as communities are developed and occupied. Such increases could be significant.

The provision for income taxes for the three- and six-month periods ended June 30, 2007 is a deferred benefit of $5.6 million which is solely due to the TRS entities. The gross benefit of $5.9 million is reduced by income tax expense of $0.3 million related to the minority interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2027.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $281.1 million at June 30, 2007 and relate primarily to depreciation, amortization, and tax basis differences for fixed and intangible assets and to net operating losses. Additionally, we have a $28.2 million deferred tax liability as of June 30, 2007 to be utilized for any built-in gain tax related to the disposition of certain assets. The consolidated net deferred tax liability totaled $309.3 million at June 30, 2007.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2003 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2002 and subsequent years. The potential impact of years open under the statute of limitations for Canadian entities acquired as part of the Sunrise REIT Acquisition is insignificant.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Assumption of Certain Operating Liabilities and Litigation

As a result of the structure of the Sunrise REIT Acquisition, we may be subject to various liabilities of Sunrise REIT arising out of the ownership or operation of the Sunrise REIT properties prior to the acquisition. If the liabilities we have assumed are greater than expected, or if there are obligations relating to the Sunrise REIT properties of which we were not aware at the time of completion of the Sunrise REIT Acquisition, such liabilities and/or obligations could have a Material Adverse Effect on us.

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

Similarly, in connection with the acquisition by Provident Senior Living Trust (“Provident”) of certain Brookdale-related and Alterra-related entities in 2005 and our subsequent acquisition of Provident, Brookdale and Alterra agreed, among other things, to indemnify and hold Provident (and, as a result of the Provident acquisition, us) harmless from and against certain liabilities arising out of the ownership or operation of such entities prior to their acquisition by Provident.

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

Brookdale Leases

Subject to certain limitations and restrictions, if during the first six years of the initial term of our Brookdale leases assumed in connection with the Provident acquisition we, either voluntarily or at Brookdale’s request, obtain new mortgage debt or refinance existing mortgage debt on property covered by a Brookdale lease, then we may be required to pay Brookdale the net proceeds from any such mortgage debt financing or refinancing. Also, subject to certain limitations and conditions, Brookdale may request that we obtain new mortgage debt or refinance existing mortgage debt on the property covered by the Brookdale leases, and we have agreed to use commercially reasonable efforts to pursue any such financing or refinancing from the holder of the then existing mortgage debt on the applicable Brookdale property. In connection with any such financing or refinancing, the rent for the applicable Brookdale property will be increased using a recomputed lease basis increased by an amount equal to the net financed proceeds paid to Brookdale plus (with limited exceptions) any fees, penalties, premiums or other costs related to such financing or refinancing. If the monthly debt service on any financed or refinanced proceeds paid to Brookdale exceeds the rent increase attributable to those financed or refinanced proceeds, then Brookdale is required to pay the excess. In addition, under certain circumstances, Brookdale will also be required to pay additional amounts relating to increases in debt service and other costs relating to any such financing or refinancing.

NOTE 11 – CAPITAL STOCK

Our authorized capital stock at December 31, 2006 consisted of 180,000,000 shares of common stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share, of which 65,000 shares were designated as Series A Preferred Stock and 300,000 shares were designated Series A Participating Preferred Stock. In May 2007, at our Annual Meeting of Stockholders, stockholders approved an amendment to our Certificate of Incorporation to increase our authorized shares of common stock to 300,000,000 shares.

In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of the Kindred assets (see “Note 5 – Dispositions”) and borrowings under our unsecured revolving credit facility to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan.

NOTE 12 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$45,136	$27,607	$89,280	$55,295
Preferred stock dividends and issuance costs	5,199	—	5,199	—

Income from continuing operations applicable to common shares	39,937	27,607	84,081	55,295
Discontinued operations	134,661	1,651	135,623	3,097

Net income available to common stockholders	$174,598	$29,258	$219,704	$58,392

Denominator:
Denominator for basic earnings per share – weighted average shares	117,419	103,884	111,763	103,818
Effect of dilutive securities:
Stock options	398	482	453	510
Restricted stock awards	8	8	18	9
Convertible notes	—	—	30	—

Denominator for diluted earnings per share – adjusted weighted average shares	117,825	104,374	112,264	104,337

Basic earnings per share:
Income from continuing operations applicable to common shares	$0.34	$0.26	$0.76	$0.53
Discontinued operations	1.15	0.02	1.21	0.03

Net income available to common stockholders	$1.49	$0.28	$1.97	$0.56

Diluted earnings per share:
Income from continuing operations applicable to common shares	$0.34	$0.26	$0.75	$0.53
Discontinued operations	1.14	0.02	1.21	0.03

Net income available to common stockholders	$1.48	$0.28	$1.96	$0.56

NOTE 13 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$174,598	$29,258	$219,704	$58,392
Other comprehensive income:
Unrealized gain on interest rate swap	315	626	259	1,413
Foreign currency translation	9,235	—	9,235	—
Reclassification adjustment for realized gain on interest rate swap included in net income during the period	(159)	(72)	(320)	(31)
Other	(823)	210	(729)	210

	8,568	764	8,445	1,592

Net comprehensive income	$183,166	$30,022	$228,149	$59,984

NOTE 14 – SEGMENT INFORMATION

As of June 30, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment – investment in real estate – which included the triple-net leased properties and our medical office buildings. Our medical office building segment leases space primarily to physicians and other healthcare-related businesses, and we engage third parties to manage those operations. Due to our limited operation and allocation of capital to the medical office buildings, we separated them from the triple-net leased properties segment. However, the medical office building segment is not individually reported because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

We evaluate performance of the combined properties in each segment based on net operating income before interest (excluding interest income from loans receivable), income taxes, depreciation and amortization, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and minority interest. The accounting policies of the reportable segments are the same as those described in “Note 2 – Accounting Policies.” There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the medical office buildings, interest income from loans receivable and other miscellaneous income. All other assets consist primarily of medical office building assets and corporate assets including cash, restricted cash, deferred financing costs, notes receivable, and miscellaneous accounts receivable.

Summary information by business segment is as follows:

For the three months ended June 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$117,150	$—	$2,907	$120,057
Resident fees and services	—	71,400	—	71,400
Interest income from loans receivable	—	—	815	815
Interest and other income	137	193	1,120	1,450

Total revenues	$117,287	$71,593	$4,842	$193,722

Segment net operating income	$117,150	$22,379	$2,336	$141,865
Interest income	137	203	1,120	1,460
Other income	—	(10)	—	(10)
Merger-related expenses	—	(792)	—	(792)
Interest expense	(37,213)	(17,491)	(444)	(55,148)
Depreciation and amortization	(32,177)	(25,000)	(817)	(57,994)
General, administrative and professional fees	—	—	(8,023)	(8,023)
Foreign currency gain	—	18,575	—	18,575
Minority interest, net of tax	—	(408)	—	(408)

Net income (loss) before taxes and discontinued operations	$47,897	$(2,544)	$(5,828)	$39,525

For the three months ended June 30, 2006:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$93,739	$—	$1,786	$95,525
Interest income from loans receivable	—	—	839	839
Interest and other income	149	—	223	372

Total revenues	$93,888	$—	$2,848	$96,736

Segment net operating income	$93,739	$—	$1,971	$95,710
Interest income	149	—	223	372
Interest expense	(32,062)	—	(355)	(32,417)
Depreciation and amortization	(28,160)	—	(338)	(28,498)
General, administrative and professional fees	—	—	(6,287)	(6,287)
Loss on extinguishment of debt	(1,273)	—	—	(1,273)

Net income (loss) before taxes and discontinued operations	$32,393	$—	$(4,786)	$27,607

For the six months ended June 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$233,096	$—	$5,111	$238,207
Resident fees and services	—	71,400	—	71,400
Interest income from loans receivable	—	—	1,638	1,638
Interest and other income	254	193	1,252	1,699

Total revenues	$233,350	$71,593	$8,001	$312,944

Segment net operating income	$233,096	$22,379	$4,422	$259,897
Interest income	254	203	1,252	1,709
Other income	—	(10)	—	(10)
Merger-related expenses	—	(792)	—	(792)
Interest expense	(76,385)	(17,491)	(803)	(94,679)
Depreciation and amortization	(64,662)	(25,000)	(1,138)	(90,800)
General, administrative and professional fees	—	—	(15,604)	(15,604)
Foreign currency gain	—	24,361	—	24,361
Minority interest, net of tax	—	(408)	(5)	(413)

Net income (loss) before taxes and discontinued operations	$92,303	$3,242	$(11,876)	$83,669

For the six months ended June 30, 2006:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$185,033	$—	$3,507	$188,540
Interest income from loans receivable	—	—	1,807	1,807
Interest and other income	238	—	475	713

Total revenues	$185,271	$—	$5,789	$191,060

Segment net operating income	$185,033	$—	$4,038	$189,071
Interest income	238	—	475	713
Interest expense	(63,235)	—	(707)	(63,942)
Depreciation and amortization	(55,682)	—	(674)	(56,356)
General, administrative and professional fees	—	—	(12,918)	(12,918)
Loss on extinguishment of debt	(1,273)	—	—	(1,273)

Net income (loss) before taxes and discontinued operations	$65,081	$—	$(9,786)	$55,295

	June 30, 2007	December 31, 2006
	(In thousands)
Assets:
Triple-net leased properties	$3,092,180	$3,210,774
Senior living operations	2,496,233	—
All other assets	83,040	43,026

Total assets	$5,671,453	$3,253,800

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Capital expenditures:
Triple-net leased properties	$597	$15,624	$30,948	$63,978
Senior living operations	1,198,503	—	1,198,503	—
All other expenditures	66	36	102	233

Total capital expenditures	$1,199,166	$15,660	$1,229,553	$64,211

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue:
United States	$182,301	$96,736	$301,523	$191,060
Canada	11,421	—	11,421	—

Total revenues	$193,722	$96,736	$312,944	$191,060

	June 30,	December 31,
	2007	2006
	(In thousands)
Long-lived assets:
United States	$5,016,321	$3,048,253
Canada	317,668	—

Total long-lived assets	$5,333,989	$3,048,253

NOTE 15 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”). Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the outstanding senior notes and senior convertible notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2007 and December 31, 2006 and for the three- and six-month periods ended June 30, 2007 and 2006:

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$11,117	$52,992	$2,165,111	$897,373	$2,242,188	$—	$5,368,781
Cash and cash equivalents	—	—	11,230	554	18,354	—	30,138
Escrow deposits and restricted cash	209	—	55,164	20,021	23,664	—	99,058
Deferred financing costs, net	467	—	(922)	13,297	10,360	—	23,202
Notes receivable-related parties	1,751	—	—	375	—	—	2,126
Equity in affiliates	605,141	79,713	115,404	727,119	15	(1,527,392)	—
Investment in affiliates	—	9,039	(5,455)	1,765,812	—	(1,769,396)	—
Other	—	679	41,172	15,855	90,442	—	148,148

Total assets	$618,685	$142,423	$2,381,704	$3,440,406	$2,385,023	$(3,296,788)	$5,671,453

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$130,534	$406	$679,379	$1,404,885	$1,069,438	$—	$3,284,642
Intercompany	—	1,579	125,000	(132,500)	5,921	—	—
Deferred revenue	5	—	579	6,540	3,095	—	10,219
Accrued interest	(1,625)	248	7,917	12,486	2,131	—	21,157
Accounts payable and other accrued liabilities	2,083	111	51,371	38,634	48,294	—	140,493
Deferred income taxes	309,215	—	—	—	—	—	309,215

Total liabilities	440,212	2,344	864,246	1,330,045	1,128,879	—	3,765,726
Minority interest	—	393	—	—	26,229	—	26,622
Total stockholders’ equity	178,473	139,686	1,517,458	2,110,361	1,229,915	(3,296,788)	1,879,105

Total liabilities and stockholders’ equity	$618,685	$142,423	$2,381,704	$3,440,406	$2,385,023	$(3,296,788)	$5,671,453

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$11,444	$54,062	$1,467,440	$978,700	$572,254	$—	$3,083,900
Cash and cash equivalents	—	—	—	779	467	—	1,246
Escrow deposits and restricted cash	230	—	53,410	5,630	20,769	—	80,039
Deferred financing costs, net	1,106	—	—	17,279	30	—	18,415
Notes receivable-related parties	1,716	—	—	750	—	—	2,466
Equity in affiliates	515,852	79,705	115,903	727,119	15	(1,438,594)	—
Investment in affiliates	—	9,039	—	460,679	—	(469,718)	—
Other	—	652	26,148	28,264	12,670	—	67,734

Total assets	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$225,469	$413	$410,844	$1,369,633	$322,694	$—	$2,329,053
Intercompany	—	1,980	125,000	(132,500)	5,520	—	—
Deferred revenue	18	—	—	8,176	—	—	8,194
Accrued dividend	41,926	23	—	—	—	—	41,949
Accrued interest	—	103	1,758	16,230	1,838	—	19,929
Accounts payable and other accrued liabilities	1,472	(290)	52,296	43,642	16,499	393	114,012
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	299,279	2,229	589,898	1,305,181	346,551	393	2,543,531
Minority interest	—	393	—	—	—	—	393
Total stockholders’ equity	231,069	140,836	1,073,003	914,019	259,654	(1,908,705)	709,876

Total liabilities and stockholders’ equity	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income.	$562	$1,438	$31,683	$70,943	$15,431	$—	$120,057
Resident fees and services	—	—	15,344	—	56,056	—	71,400
Interest income from loans
receivable	—	—	—	815	—	—	815
Equity earnings (loss) in affiliates	172,948	(73)	2,534	—	—	(175,409)	—
Interest and other income	21	—	55	1,115	259	—	1,450

Total revenues	173,531	1,365	49,616	72,873	71,746	(175,409)	193,722
Expenses:
Interest	(1,246)	9	7,879	33,690	14,816	—	55,148
Depreciation and amortization	161	537	21,625	12,280	23,391	—	57,994
Property-level operating expenses	—	—	10,310	89	40,008	—	50,407
General, administrative and
professional fees	431	138	2,048	4,513	893	—	8,023
Foreign currency gain	—	—	(8)	(18,528)	(39)	—	(18,575)
Merger-related expenses	—	—	559	233	—	—	792
Intercompany interest	—	(55)	4,207	(4,359)	207	—	—

Total expenses	(654)	629	46,620	27,918	79,276	—	153,789

Income (loss) before income taxes, minority interest and discontinued operations	174,185	736	2,996	44,955	(7,530)	(175,409)	39,933
Income tax benefit	5,611	—	—	—	—	—	5,611

Income (loss) before minority interest and discontinued operations	179,796	736	2,996	44,955	(7,530)	(175,409)	45,544
Minority interest, net of tax	—	—	—	—	408	—	408

Income (loss) from continuing operations	179,796	736	2,996	44,955	(7,938)	(175,409)	45,136
Discontinued operations	—	—	—	134,661	—	—	134,661

Net income (loss)	179,796	736	2,996	179,616	(7,938)	(175,409)	179,797
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) available to common stockholders	$174,597	$736	$2,996	$179,616	$(7,938)	$(175,409)	$174,598

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$607	$1,431	$19,022	$60,412	$14,053	$—	$95,525
Interest income from loans receivable	—	—	—	839	—	—	839
Equity earnings (loss) in affiliates	29,022	(30)	(2,321)	—	—	(26,671)	—
Interest and other income	19	—	9	218	126	—	372

Total revenues	29,648	1,401	16,710	61,469	14,179	(26,671)	96,736

Expenses:
Interest	—	10	4,865	22,018	5,524	—	32,417
Depreciation and amortization	169	534	9,585	12,507	5,703	—	28,498
Property-level operating expenses	—	—	—	105	549	—	654
General, administrative and professional fees	221	103	1,199	3,901	863	—	6,287
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(28)	—	(299)	327	—	—

Total expenses	390	619	15,649	39,505	12,966	—	69,129

Income from continuing operations	29,258	782	1,061	21,964	1,213	(26,671)	27,607
Discontinued operations	—	—	—	1,651	—	—	1,651

Net income available to common stockholders	$29,258	$782	$1,061	$23,615	$1,213	$(26,671)	$29,258

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,114	$2,874	$63,321	$140,674	$30,224	$—	$238,207
Resident fees and services	—	—	15,344	—	56,056	—	71,400
Interest income from loans receivable	—	—	—	1,638	—	—	1,638
Equity earnings (loss) in affiliates	218,190	(90)	3,680	—	—	(221,780)	—
Interest and other income	41	3	56	1,243	356	—	1,699

Total revenues	219,345	2,787	82,401	143,555	86,636	(221,780)	312,944

Expenses:
Interest	(986)	18	12,647	62,483	20,517	—	94,679
Depreciation and amortization	324	1,074	35,388	24,673	29,341	—	90,800
Property-level operating expenses	—	—	10,308	330	40,710	—	51,348
General, administrative and professional fees	716	233	4,026	8,870	1,759	—	15,604
Foreign currency gain	—	—	(8)	(24,314)	(39)	—	(24,361)
Merger-related expenses	—	—	559	233	—	—	792
Intercompany interest	—	(102)	4,207	(4,507)	402	—	—

Total expenses	54	1,223	67,127	67,768	92,690	—	228,862

Income (loss) before income taxes, minority interest and discontinued operations	219,291	1,564	15,274	75,787	(6,054)	(221,780)	84,082
Income tax benefit	5,611	—	—	—	—	—	5,611

Income (loss) before minority interest and discontinued operations	224,902	1,564	15,274	75,787	(6,054)	(221,780)	89,693
Minority interest, net of tax	—	—	—	—	413	—	413

Income (loss) from continuing operations	224,902	1,564	15,274	75,787	(6,467)	(221,780)	89,280
Discontinued operations	—	—	—	135,623	—	—	135,623

Net income (loss)	224,902	1,564	15,274	211,410	(6,467)	(221,780)	224,903
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) available to common stockholders	$219,703	$1,564	$15,274	$211,410	$(6,467)	$(221,780)	$219,704

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,201	$2,853	$37,973	$118,641	$27,872	$—	$188,540
Interest income from loans receivable	—	—	—	1,807	—	—	1,807
Equity earnings (loss) in affiliates	57,933	(52)	8,952	—	—	(66,833)	—
Interest and other income	39	—	13	475	186	—	713

Total revenues	59,173	2,801	46,938	120,923	28,058	(66,833)	191,060

Expenses:
Interest	—	17	9,679	43,023	11,223	—	63,942
Depreciation and amortization	337	1,069	19,180	24,442	11,328	—	56,356
Property-level operating expenses	—	—	—	220	1,056	—	1,276
General, administrative and professional fees	444	218	2,490	7,972	1,794	—	12,918
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(46)	—	(299)	345	—	—

Total expenses	781	1,258	31,349	76,631	25,746	—	135,765

Income from continuing operations	58,392	1,543	15,589	44,292	2,312	(66,833)	55,295
Discontinued operations	—	—	—	3,097	—	—	3,097

Net income available to common stockholders	$58,392	$1,543	$15,589	$47,389	$2,312	$(66,833)	$58,392

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,548	$2,747	$40,203	$72,742	$48,599	$—	$165,839
Net cash (used in) provided by investing activities	(35)	—	(198,567)	150,883	(993,200)	—	(1,040,919)
Cash flows from financing activities:
Net change in borrowings under the unsecured revolving credit facility	—	—	—	156,200	—	—	156,200
Issuance of bridge financing	—	—	—	1,230,000	—	—	1,230,000
Repayment of bridge financing	—	—	—	(1,230,000)	—	—	(1,230,000)
Proceeds from debt	—	—	8,315	—	—	—	8,315
Repayment of debt	—	(7)	(125,112)	—	(6,597)	—	(131,716)
Issuance of intercompany debt	96,950	—	(211,050)	114,100	—	—	—
Repayment of intercompany debt	(1,601)	—	2,891	(1,290)	—	—	—
Debt and preferred stock issuance costs	(4,300)	—	—	—	—	—	(4,300)
Payment of deferred financing costs	—	—	(361)	(411)	(4,631)	—	(5,403)
Purchase of foreign currency hedge	—	—	—	(8,489)	—	—	(8,489)
Issuance of common stock	1,045,979	—	—	—	—	—	1,045,979
Cash distribution to preferred stockholders	(3,449)	—	—	—	—	—	(3,449)
Cash distributions (to) from affiliates	(985,747)	(2,403)	494,911	(480,477)	973,716	—	—
Cash distributions to common stockholders	(155,505)	(337)	—	—	—	—	(155,842)
Other	6,160	—	—	(65)	—	—	6,095

Net cash provided by (used in) financing activities	(1,513)	(2,747)	169,594	(220,432)	962,488	—	907,390

Net increase (decrease) in cash and cash equivalents	—	—	11,230	3,193	17,887	—	32,310
Effect of foreign currency translation	—	—	—	(3,418)	—	—	(3,418)
Cash and cash equivalents at beginning of period	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of period	$—	$—	$11,230	$554	$18,354	$—	$30,138

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,336	$1,248	$18,796	$70,137	$13,670	$—	$105,187

Net cash used in investing activities	(35)	—	—	(55,021)	(287)	—	(55,343)

Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	—	—	167,000	—	—	167,000
Net change in borrowings under secured revolving credit facility	—	—	—	(89,200)	—	—	(89,200)
Proceeds from debt	—	—	—	—	2,074	—	2,074
Repayment of debt	—	(6)	(7,270)	—	(3,101)	—	(10,377)
Payment of deferred financing costs	—	—	—	(2,901)	—	—	(2,901)
Other	3,308	—	—	—	—	—	3,308
Cash distributions from (to) affiliates	114,606	(1,001)	(11,526)	(89,677)	(12,402)	—	—
Cash distributions to stockholders	(119,215)	(242)	—	—	—	—	(119,457)

Net cash used in financing activities	(1,301)	(1,249)	(18,796)	(14,778)	(13,429)	—	(49,553)
Net increase (decrease) in cash and cash equivalents	—	(1)	—	338	(46)	—	291
Cash and cash equivalents at beginning of period	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of period	$1	$—	$—	$1,365	$566	$—	$1,932

NOTE 16 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the senior notes and the senior convertible notes. See “Note 15—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and the senior convertible notes and, therefore, are not directly obligated with respect to the senior notes or the senior convertible notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$52,992	$84,551	$—	$137,543
Escrow deposits and restricted cash	—	6,990	—	6,990
Equity in affiliates	79,713	15	(79,728)	—
Investment in affiliates	9,039	—	—	9,039
Other	679	1,514	—	2,193

Total assets	$142,423	$93,070	$(79,728)	$155,765

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$406	$64,649	$—	$65,055
Intercompany	(5,921)	5,921	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	251	410	—	661
Accounts payable and other accrued liabilities	504	2,962	(393)	3,073

Total liabilities	2,740	73,942	(393)	76,289
Total stockholders’ equity	139,683	19,128	(79,335)	79,476

Total liabilities and stockholders’ equity	$142,423	$93,070	$(79,728)	$155,765

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$143,458	$94,479	$(79,720)	$158,217

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	23	—	—	23
Accrued interest	103	422	—	525
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	2,622	74,422	—	77,044
Total stockholders’ equity	140,836	20,057	(79,720)	81,173

Total liabilities and stockholders’ equity	$143,458	$94,479	$(79,720)	$158,217

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,438	$2,699	$—	$4,137
Interest and other income	—	40	—	40
Equity loss in affiliates	(73)	—	73	—

Total revenues	1,365	2,739	73	4,177

Expenses:
Interest	9	1,240	—	1,249
Depreciation and amortization	537	805	—	1,342
Property-level operating expenses	—	413	—	413
General, administrative and professional fees	138	148	—	286
Intercompany interest	(55)	206	—	151

Total expenses	629	2,812	—	3,441

Net income (loss)	$736	$(73)	$73	$736

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,431	$2,688	$—	$4,119
Interest and other income	—	26	—	26
Equity loss in affiliates	(30)	—	30	—

Total revenues	1,401	2,714	30	4,145

Expenses:
Interest	10	1,263	—	1,273
Depreciation and amortization	534	798	—	1,332
Property-level operating expenses	—	357	—	357
General, administrative and professional fees	103	148	—	251
Intercompany interest	(28)	178	—	150

Total expenses	619	2,744	—	3,363

Net income (loss)	$782	$(30)	$30	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,874	$5,406	$—	$8,280
Interest and other income	3	79	—	82
Equity loss in affiliates	(90)	—	90	—

Total revenues	2,787	5,485	90	8,362

Expenses:
Interest	18	2,479	—	2,497
Depreciation and amortization	1,074	1,608	—	2,682
Property-level operating expenses	—	791	—	791
General, administrative and professional fees	233	296	—	529
Intercompany interest	(102)	401	—	299

Total expenses	1,223	5,575	—	6,798

Net income (loss)	$1,564	$(90)	$90	$1,564

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,853	$5,377	$—	$8,230
Interest and other income	—	58	—	58
Equity loss in affiliates	(52)	—	52	—

Total revenues	2,801	5,435	52	8,288

Expenses:
Interest	17	2,530	—	2,547
Depreciation and amortization	1,069	1,594	—	2,663
Property-level operating expenses	—	687	—	687
General, administrative and professional fees	218	332	—	550
Intercompany interest	(46)	344	—	298

Total expenses	1,258	5,487	—	6,745

Net income (loss)	$1,543	$(52)	$52	$1,543

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,747	$1,044	$—	$3,791
Net cash used in investing activities	—	(99)	—	(99)
Net cash used in financing activities	(2,747)	(1,281)	—	(4,028)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,248	$2,702	$—	$3,950
Net cash used in investing activities	—	(163)	—	(163)
Net cash used in financing activities	(1,249)	(2,519)	—	(3,768)

Net (decrease) increase in cash and cash equivalents	(1)	20	—	19
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$458	$—	$458

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	The results of litigation affecting us;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	The movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2006 and for the year ending December 31, 2007;

•

The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•

Risks associated with our recent acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), including the timely delivery of accurate property level financial results for our properties and our ability to timely and fully realize the expected revenues and cost savings therefrom;

•

Factors causing volatility in our revenues generated by the properties acquired in connection with the acquisition of Sunrise REIT, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs and professional and general liability claims;

•	The movement of U.S. and Canadian exchange rates;

•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred, and our earnings;

•

The impact on the liquidity, financial condition and results of operations of our operators, tenants, borrowers and managers, as applicable, resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators, tenants, borrowers and managers to accurately estimate the magnitude of these liabilities; and

•	The impact of the Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) strategic review process and accounting, legal and regulatory issues.

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

Sunrise Information

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. According to public disclosures, Sunrise has not been timely filing such required reports and is currently experiencing certain legal, accounting and regulatory difficulties. On July 25, 2007, Sunrise announced that its board of directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of Sunrise. We cannot predict what impact, if any, the outcomes of these uncertainties will have on Sunrise’s financial condition or ability to manage our senior living operations. You are encouraged to obtain additional information related to Sunrise at the Commission’s website at www.sec.gov.

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of June 30, 2007, this portfolio consisted of 250 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 22 medical office and other properties in 43 states and two Canadian provinces, including 77 seniors housing communities we acquired from Sunrise REIT on April 26, 2007. With the exception of our medical office buildings and our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of June 30, 2007.

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

As of June 30, 2007, approximately 39.5%, 22.9% and 15.5% of our properties, based on their original cost, were operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 19.6% and 37.2% of our total revenues for the six months ended June 30, 2007 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Total revenues attributable to senior living operations managed by Sunrise were $71.6 million for the period from April 26, 2007 through June 30, 2007, which represented 22.9% of our total revenues for the six months ended June 30, 2007.

Recent Developments Regarding Acquisitions and Dispositions

Sunrise REIT Acquisition

On April 26, 2007, we completed the acquisition of all of the assets of Sunrise REIT (the “Sunrise REIT Acquisition”) pursuant to the terms of a purchase agreement dated as of January 14, 2007, as amended, among us, our wholly owned subsidiaries, Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc., the “Securities Purchaser”) and Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc., the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). The aggregate consideration for the Sunrise REIT Acquisition, including the assumption of debt, was approximately $2.0 billion.

At the effective time of the Sunrise REIT Acquisition, the Securities Purchaser purchased all of the interests and assumed all of the liabilities of Sunrise REIT Canadian Holdings Inc. (“Canco”) and certain of Sunrise REIT’s intercompany notes held by Sub Trust, and the Asset Purchaser acquired all of Sunrise REIT’s remaining assets and liabilities from Sunrise REIT, Sub Trust and UPREIT. Immediately following the Sunrise REIT Acquisition, each unit of beneficial interest of Sunrise REIT outstanding immediately prior to the effective time (except for a small number of non-tendered units) was redeemed for Cdn $16.50 in cash.

As a result of the Sunrise REIT Acquisition, we acquired a 100% interest in 18 seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and 11 are located in the Canadian provinces of Ontario and British Columbia.

As a result of the Sunrise REIT Acquisition, we are party to management agreements with Sunrise pursuant to which Sunrise provides comprehensive accounting and property management services with respect to each of the Sunrise REIT properties. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Pursuant to the management agreements, we pay Sunrise a base management fee of 6% of resident fees and similar revenues, subject to reduction based on below target performance for a pool of properties. The minimum management fee assessable under these agreements is 5% of resident fees and similar revenues of the properties. We also pay incentive fees if a pool of properties exceeds aggregate performance targets; provided, however, that total management fees, including incentive fees, shall not exceed 8% of resident fees and similar revenues. The management agreements also specify that we (or the joint venture to which we are party, as applicable) will reimburse Sunrise for direct or indirect costs necessary to manage our seniors housing communities.

Under the terms of the letter agreement dated January 14, 2007 (the “ Letter Agreement”) between us and Sunrise, we modified various management and other agreements and contractual relationships that existed between Sunrise, on the one hand, and Sunrise REIT, on the other hand (the “Existing Agreements”). Pursuant to the Letter Agreement, the Strategic Alliance Agreement dated as of December 23, 2004 between Sunrise and Sunrise REIT was terminated effective upon the closing of the Sunrise REIT Acquisition, except with respect to certain limited provisions. Under the terms of the Letter Agreement, we have, among other things, a right of first offer to acquire seniors housing communities developed by Sunrise in Canada. In addition, we also have a right of first offer to acquire seniors housing communities developed by Sunrise in the United States within a demographically defined radius of any of the properties acquired by us in the Sunrise REIT Acquisition. The terms of the rights of first offer for properties in both the United States and Canada are governed generally by the terms set forth in the existing Strategic Alliance Agreement and the fixed price acquisition agreement referred to in the Strategic Alliance Agreement, but subject to modification of those terms to address changes in circumstances and other matters.

The Letter Agreement also (1) provides us assurances that Sunrise will cooperate with us in connection with our compliance with the REIT rules under the Internal Revenue Code of 1986, as amended (the “Code”), and in connection with our financial reporting obligations, (2) contains restrictions on our rights to transfer our interest in the acquired properties to transferees who compete with Sunrise or who do not meet certain requirements, and (3) provides that Sunrise consents to the Sunrise REIT Acquisition and waives certain rights under the Existing Agreements. Although not required, we and Sunrise may enter into various amendments to the Existing Agreements to further address the matters set out in the Letter Agreement.

As a result of the Sunrise REIT Acquisition, we assumed all rights and obligations of Sunrise REIT under two fixed price acquisition agreements with Sunrise. Under the terms of these fixed price acquisition agreements, funds were advanced prior to the Sunrise REIT Acquisition to Sunrise in connection with the development by Sunrise of seniors housing communities in Staten Island, New York and Vaughan, Ontario. The fixed price acquisition agreements granted to us an option to purchase a majority interest in each of these properties, independently, for a fixed price and on fixed terms, subject to the satisfaction of certain conditions. The funds advanced for a property under the fixed price acquisition agreements are advances on the fixed purchase price for the property and are applied to our purchase price for our interest at the closing of the acquisition.

On June 19, 2007, we acquired an 80% interest in the seniors housing community located in Staten Island, New York in accordance with the terms of the applicable fixed price acquisition agreement for approximately $25 million, inclusive of assumed debt.

On July 30, 2007, we exercised our option to purchase an 80% interest in the Vaughan, Ontario seniors housing community in accordance with the terms of the applicable fixed price acquisition agreement for approximately $50 million, inclusive of debt to be assumed.

We funded the Sunrise REIT Acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share, and the assumption of $861.1 million of existing mortgage debt. In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of the Kindred assets (see “Note 5 – Dispositions” of the Notes to Condensed Consolidated Financial Statements) and borrowings under our unsecured revolving credit facility to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan.

Preferred stock dividends and issuance costs of $5.2 million related to the Series A Senior Preferred Stock were expensed during the quarter ended June 30, 2007. Fees and interest of $5.0 million associated with the senior interim loan are included in interest expense in the Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 2007.

In connection with the Sunrise REIT Acquisition, we incurred approximately $792,000 of merger-related expenses that include incremental costs directly related to the acquisition.

As a result of the Sunrise REIT Acquisition, a significant portion of our properties are now managed by Sunrise. Therefore, Sunrise’s inability to efficiently and effectively manage those properties could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). Although we have various rights as owner under the Sunrise management agreements, we are relying on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We are also relying on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements. A change in the senior management of Sunrise or any adverse developments in Sunrise’s business and affairs, financial strength or its ability to operate our properties efficiently and effectively could have a Material Adverse Effect on us. In addition, any inability or unwillingness on the part of Sunrise to satisfy its obligations under the management agreements it has with us could have a Material Adverse Effect on us.

Other 2007 Acquisitions

During the first half of 2007, we acquired three medical office buildings, in three separate transactions, for an aggregate purchase price of $37.9 million, inclusive of assumed debt of $6.9 million at the time of the acquisitions. The purchase price was allocated between land and buildings and improvements of $1.3 million and $36.6 million, respectively, based upon their estimated fair values. These buildings are owned through joint ventures with partners that provide management and leasing services for the properties.

In July 2007, we completed the acquisition of two assisted living communities for $18.5 million, inclusive of assumed debt. These properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”).

Kindred Disposition and Lease Renewal

On June 30, 2007, we completed the sale of 22 facilities to Kindred for $171.5 million in net cash proceeds. In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of assets of $129.5 million. Of these net proceeds, $14.1 million was held in escrow for use in an Internal Revenue Code Section 1031 exchange.

On April 27, 2007, Kindred renewed, through April 30, 2013, its leases covering all 64 healthcare assets owned by us (seven of which we subsequently sold on June 30, 2007) owned by us whose base term would have expired on April 30, 2008. Kindred retains two additional sequential five-year renewal options for these assets. See “Note 5 – Dispositions” of the Notes to Condensed Consolidated Financial Statements.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 11, 2007, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule for the prospective payment system for long-term acute care hospitals for the 2008 rate year (July 1, 2007 through June 30, 2008). On July 5, 2007, CMS published corrections to the final rule. The corrected final rule makes many technical changes and adjustments to the prospective payment system, including increasing the standard federal payment rate by 0.71% (which, owing to other changes, will on average represent a 0.6% increase), revising the payment methodologies impacting short-stay outliers, adjusting the wage index component of the federal payment and increasing the high cost outlier threshold. CMS estimates that, due to these changes and adjustments, payments per discharge are expected to decrease by 1.2% on average, when compared to average payments for the fiscal 2007 rate year. The corrected final rule also expands the so-called 25-percent rule, which limits payments from referring co-located hospitals, to all long-term acute care hospitals. The 25-percent rule is being phased in over a three-year period, and CMS projects it will not result in payment reductions in the first year of implementation. The expansion of the 25-percent rule contained in the corrected final rule could, however, reduce the caseloads or affect the referral patterns of the long-term acute care hospitals operated by our tenants.

On August 1, 2007, CMS put on display its final rule to update and reform the Inpatient Prospective Payment System (“IPPS”) for short-term and long-term acute care hospitals for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). On August 3, 2007, a letter of correction was placed on public display. The rule is scheduled to be published on August 22, 2007. The reforms are intended to improve the accuracy of Medicare payments for inpatient acute care. The final rule creates 745 new severity-adjusted diagnosis-related groups (“DRGs”) (Medicare Severity DRGs or MS-DRGs) to replace the current 538 DRGs. CMS projects that aggregate annual spending from the reforms will not change. However, CMS expects that payments would increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill.

We are currently analyzing these rules to ascertain their financial implications for the long-term acute care hospitals operated by our tenants.

Medicare Reimbursement; Skilled Nursing Facilities

On August 3, 2007, CMS published its final rule for the Prospective Payment System (“PPS”) and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The final rule, among other things, updates the PPS rates for skilled nursing facilities by increasing the market basket by 3.3% and makes various other technical changes, the economic effects of which have not yet been analyzed. The final rule can be overridden by Congressional legislation.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for further information regarding significant accounting policies in addition to those outlined below.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of subsidiary net earnings applicable to minority interests.

Long-Lived Assets and Intangibles

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible and recognized intangible assets and liabilities based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets and liabilities acquired as of the acquisition date or engage a third-party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

Our method for determining fair value varies with the categorization of the asset or liability acquired. We estimate the fair value of our buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third-party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt, if any, is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases but including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Condensed Consolidated Balance Sheets and totaled $45.1 million and $36.7 million at June 30, 2007 and December 31, 2006, respectively.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income when all of the following criteria are met in accordance with Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Resident fees and services are recognized monthly as services are provided. Move in fees, which are included in resident fees and services, are recognized on a straight-line basis over the term of the applicable agreement. Agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Code, prior to this quarter we have made no provision for federal income tax purposes and we will continue to make no provision for REIT income and expense. As a result of the Sunrise REIT Acquisition, income tax expense or benefit is now being recorded with respect to certain entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the change in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when the change in circumstances and our judgment occurs.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currency of their respective country. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, whereas balance sheet accounts are translated using exchange rates in effect at the end of the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Condensed Consolidated Balance Sheets. Transaction gains and losses are recorded in the Condensed Consolidated Statements of Income.

Segment Reporting

As of June 30, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment – investment in real estate – which included the triple-net leased properties and our medical office buildings. Our medical office building segment leases space primarily to physicians and other healthcare-related businesses, and we engage third parties to manage those operations. Due to our limited operation and allocation of capital to the medical office buildings, we separated them from the triple-net leased properties segment. However, the medical office building segment is not individually reported because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

Derivative Instruments

We use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements and the risk of foreign currency exchange rate movements. Derivative instruments are reported at fair value on the Condensed Consolidated Balance Sheets. Changes in the fair value of derivatives are recognized as adjustments to net income if the derivative does not qualify for hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. As of June 30, 2007, a $0.3 million net unrealized gain on our interest rate swap is included in accumulated other comprehensive income.

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise REIT. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements. We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price. These contracts were settled on April 26, 2007, the acquisition date, and we received cash of $33.2 million upon settlement. For the six months ended June 30, 2007, we recognized gains related to call option contracts of $24.3 million, which is included in the Condensed Consolidated Statements of Income as a foreign currency gain.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2007 and 2006

The table below shows our results of operations for the three months ended June 30, 2007 and 2006 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Revenues:
Rental income	$120,057	$95,525	$24,532	25.7%
Resident fees and services	71,400	—	71,400	nm
Interest income from loans receivable	815	839	(24)	(2.9)
Interest and other income	1,450	372	1,078	289.8

Total revenues	193,722	96,736	96,986	100.3

Expenses:
Interest	55,148	32,417	22,731	70.1
Depreciation and amortization	57,994	28,498	29,496	103.5
Property-level operating expenses	50,407	654	49,753	nm
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,820 and $727 for the three months ended 2007 and 2006, respectively)	8,023	6,287	1,736	27.6
Foreign currency gain	(18,575)	—	(18,575)	nm
Loss on extinguishment of debt	—	1,273	(1,273)	nm
Merger-related expenses	792	—	792	nm

Total expenses	153,789	69,129	84,660	122.5

Income before income taxes, minority interest and discontinued operations	39,933	27,607	12,326	44.6
Income tax benefit	5,611	—	5,611	nm

Income before minority interest and discontinued operations	45,544	27,607	17,937	65.0
Minority interest, net of tax	408	—	408	nm

Income from continuing operations	45,136	27,607	17,529	63.5
Discontinued operations	134,661	1,651	133,010	nm

Net income	179,797	29,258	150,539	514.5
Preferred stock dividends and issuance costs	5,199	—	5,199	nm

Net income available to common stockholders	$174,598	$29,258	$145,340	496.8%

nm–Not meaningful

Revenues

The increase in our second quarter 2007 rental income over the same period in 2006 primarily reflects (i) $1.0 million of additional rent resulting from the annual escalator in the rent paid under Kindred Master Leases effective May 1, 2007, (ii) $8.3 million of additional rent resulting from the rent reset under the Kindred Master Leases for the period from January 1, 2007 through June 30, 2007 and (iii) $15.2 million in additional rent relating to properties acquired during 2006 and 2007, including $11.7 million from the Senior Care acquisition, and various other escalations in the rent paid on our existing properties. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Resident fees and services are a direct result of the Sunrise REIT Acquisition and are attributed to the period from April 26, 2007 through June 30, 2007. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident agreements, extended health care fees and other ancillary service income.

The increase in interest and other income relates primarily to a gain on the sale of securities.

Expenses

Total interest expense increased $22.7 million in the second quarter of 2007 over 2006, primarily due to $24.9 million of additional interest from higher loan balances as a result of our 2007 and 2006 acquisition and loan activity, partially offset by a $4.9 million reduction in interest from lower effective interest rates. The increase is also due to a $2.6 million loss on bridge financing related to the Sunrise REIT Acquisition. Interest expense includes $1.3 million and $0.8 million of amortized deferred financing costs for the three months ended June 30, 2007 and 2006, respectively. Our effective interest rate decreased to 6.7% for the three months ended June 30, 2007 from 7.3% for the same period in 2006.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from July 1, 2006 through June 30, 2007. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Property-level operating expenses increased primarily due to the Sunrise REIT Acquisition. Property-level operating expenses include all expenses related to our medical office building operations and all amounts incurred for the operations of the acquired Sunrise REIT properties for the period from April 26, 2007 through June 30, 2007, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees is due primarily to increased stock-based compensation and increases in other general and administrative items resulting from our enterprise growth.

The foreign currency gain for the three months ended June 30, 2007 primarily relates to the Canadian call option contracts that we entered into in conjunction with the Sunrise REIT Acquisition. See “Note 2 – Accounting Policies” of the Notes to Condensed Consolidated Financial Statements. No similar contracts were in place for the comparable 2006 period.

The loss on extinguishment of debt in 2006 represents the write-off of unamortized deferred financing costs related to our previous secured credit facility during the second quarter of 2006.

Merger-related expenses were incurred in connection with the Sunrise REIT Acquisition and include incremental costs directly related to the acquisition.

Income tax benefit represents a deferred benefit which is solely due to our taxable REIT subsidiaries as a direct result of the Sunrise REIT Acquisition. See “Note 9 – Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Minority interest, net of tax represents Sunrise’s share of net income from the Sunrise REIT properties based on its ownership percentage in 60 of the acquired communities.

Preferred stock dividends and insurance costs relate to 700,000 shares of our Series A Senior Preferred Stock that were issued to partially fund the Sunrise REIT Acquisition, all of which were redeemed in May 2007 using the proceeds from the sale of common stock. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

The increase in discontinued operations is due to the $3.5 million lease termination fee and the $129.5 million gain on sale of real estate assets recognized in the second quarter of 2007 resulting primarily from the sale of 22 facilities to Kindred. See “Note 5 – Dispositions” of the Notes to Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2007 and 2006

The table below shows our results of operations for the six months ended June 30, 2007 and 2006 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Revenues:
Rental income	$238,207	$188,540	$49,667	26.3%
Resident fees and services	71,400	—	71,400	nm
Interest income from loans receivable	1,638	1,807	(169)	(9.4)
Interest and other income	1,699	713	986	138.3

Total revenues	312,944	191,060	121,884	63.8

Expenses:
Interest	94,679	63,942	30,737	48.1
Depreciation and amortization	90,800	56,356	34,444	61.1
Property-level operating expenses	51,348	1,276	50,072	nm
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,833 and $1,485 for the six months ended 2007 and 2006, respectively)	15,604	12,918	2,686	20.8
Foreign currency gain	(24,361)	—	(24,361)	nm
Loss on extinguishment of debt	—	1,273	(1,273)	nm
Merger-related expenses	792	—	792	nm

Total expenses	228,862	135,765	93,097	68.6

Income before income taxes, minority interest and discontinued operations	84,082	55,295	28,787	52.1
Income tax benefit	5,611	—	5,611	nm

Income before minority interest and discontinued operations	89,693	55,295	34,398	62.2
Minority interest, net of tax	413	—	413	nm

Income from continuing operations	89,280	55,295	33,985	61.5
Discontinued operations	135,623	3,097	132,526	nm

Net income	224,903	58,392	166,511	285.2
Preferred stock dividends and issuance costs	5,199	—	5,199	nm

Net income available to common stockholders	$219,704	$58,392	$161,312	276.3%

nm – Not meaningful

Revenues

The increase in our second quarter 2007 rental income over the same period in 2006 primarily reflects (i) $3.3 million of additional rent resulting from the annual escalator in the rent paid under Kindred Master Leases effective May 1, 2006 and 2007, (ii) $8.3 million of additional rent resulting from the rent reset under the Kindred Master Leases for the period from January 1, 2007 through June 30, 2007 and (iii) $38.1 million in additional rent relating to properties acquired during

2006 and 2007, including $23.4 million from the Senior Care acquisition, and various other escalations in the rent paid on our existing properties. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Resident fees and services are a direct result of the Sunrise REIT Acquisition and are attributed to the period from April 26, 2007 through June 30, 2007. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident agreements, extended health care fees and other ancillary service income.

The increase in interest and other income relates primarily to a gain on the sale of securities.

Expenses

The increase in interest expense was primarily due to $34.6 million of additional interest from higher loan balances as a result of our 2007 and 2006 acquisition and loan activity, partially offset by a $7.1 million reduction in interest from lower effective interest rates. The increase is also due to a $2.6 million loss on bridge financing related to the Sunrise REIT Acquisition. Interest expense includes $2.4 million and $1.5 million of amortized deferred financing costs for the six months ended June 30, 2007 and 2006, respectively. Our effective interest rate decreased to 6.8% for the six months ended June 30, 2007 from 7.4% for the same period in 2006.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from July 1, 2006 through June 30, 2007. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Property-level operating expenses increased primarily due to the Sunrise REIT Acquisition. Property-level operating expenses include all expenses related to our medical office building operations and all amounts incurred for the operations of the acquired Sunrise REIT properties for the period from April 26, 2007 through June 30, 2007, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees is due primarily to increased stock-based compensation and increases in other general and administrative items resulting from our enterprise growth.

The foreign currency gain for the six months ended June 30, 2007 primarily relates to the Canadian call option contracts that we entered into in conjunction with the Sunrise REIT Acquisition. See “Note 2 – Accounting Policies” of the Notes to Condensed Consolidated Financial Statements. No similar contracts were in place for the comparable 2006 period.

The loss on extinguishment of debt in 2006 represents the write-off of unamortized deferred financing costs related to our previous secured revolving credit facility during the second quarter of 2006.

Merger-related expenses were incurred in connection with the Sunrise REIT Acquisition and include incremental costs directly related to the acquisition.

Income tax benefit represents a deferred benefit which is solely due to our taxable REIT subsidiaries as a direct result of the Sunrise REIT Acquisition. See “Note 9 – Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Minority interest, net of tax represents Sunrise’s share of net income from the Sunrise REIT properties based on its ownership percentage in 60 of the acquired communities.

Preferred stock dividends and insurance costs relate to 700,000 shares of our Series A Senior Preferred Stock that were issued to partially fund the Sunrise REIT Acquisition, all of which were redeemed in May 2007 using the proceeds from the sale of common stock. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

The increase in discontinued operations is due to the $3.5 million lease termination fee and the $129.5 million gain on sale of real estate assets recognized in the second quarter of 2007 resulting primarily from the sale of 22 facilities to Kindred. See “Note 5 – Dispositions” of the Notes to Condensed Consolidated Financial Statements.

Funds from Operations

Our funds from operations (“FFO”) for the three- and six- month periods ended June 30, 2007 and 2006 are summarized in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income available to common stockholders	$174,598	$29,258	$219,704	$58,392
Adjustments:
Real estate depreciation and amortization	57,827	28,356	90,036	56,073
Real estate depreciation related to minority interest	(938)	—	(938)	—
Discontinued operations:
Gain on sale of real estate assets	(129,478)	—	(129,478)	—
Depreciation on real estate assets	203	613	812	1,225

FFO available to common stockholders	102,212	58,227	180,136	115,690
Preferred stock dividends and issuance costs	5,199	—	5,199	—

FFO	$107,411	$58,227	$185,335	$115,690

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

Liquidity and Capital Resources

During the six months ended June 30, 2007, our principal sources of liquidity were a bridge loan, preferred equity, proceeds of dispositions, proceeds from common stock offering, cash flows from operations and borrowings under our unsecured revolving credit facility. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions, however, may require funding from borrowings, assumption of debt from the seller, and issuance of secured or unsecured long-term debt or other securities.

We funded the Sunrise REIT Acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share, and the assumption of $861.1 million of existing mortgage debt. In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. Our automatic shelf registration statement was filed with the Commission in April 2006 and relates to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of the Kindred assets (see “Note 5 – Dispositions” of the Notes to Condensed Consolidated Financial Statements) and

borrowings under our unsecured revolving credit facility to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan.

The $30.1 million of cash and cash equivalents held at June 30, 2007 primarily includes cash related to our seniors housing communities that are deposited and held in property level accounts. Funds maintained in the property level accounts are used primarily for the payment of property level expenses and certain capital expenditures. Our ownership share of property level cash in excess of stipulated amounts set forth in the Sunrise management agreements are currently being distributed to us monthly.

Our unsecured revolving credit facility borrowing base is $600.0 million. Generally, borrowings outstanding under our unsecured revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at June 30, 2007.

On July 27, 2007, we amended our unsecured revolving credit facility, the terms of which include the addition of a $150.0 million “accordion” feature that permits us to expand our borrowing capacity to a total of $750.0 million upon satisfaction of certain conditions. Pricing under the unsecured revolving credit facility will remain the same and we do not expect to record any material expenses or charges in connection with the amendment.

We intend to continue to fund future investments through cash flows from operations, borrowings under our unsecured revolving credit facility, assumption of indebtedness, disposition of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of June 30, 2007, we had escrow deposits and restricted cash of $99.1 million and unused credit availability of $382.4 million under our unsecured revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $165.8 million and $105.2 million for the six months ended June 30, 2007 and 2006, respectively. The increase primarily resulted from FFO that was higher for the six months ended June 30, 2007 as a result of our real estate acquisitions, rent escalations in our leases with tenants and additional rent resulting from the rent reset under the Kindred Master Leases, partially offset by changes in operating assets and liabilities at June 30, 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.0 billion and $55.3 million for the six months ended June 30, 2007 and 2006, respectively. These activities consisted primarily of our investments in real estate, offset by proceeds from our mortgage loans, the sale of securities and the sale of assets during the applicable periods.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $907.4 million for the six months ended June 30, 2007. Proceeds primarily consisted of $1.2 billion in bridge financing, $1.0 billion from the issuance of common stock and $156.2 million of net borrowings on our unsecured revolving credit facility. The uses primarily included (i) $1.2 billion for repayment of the bridge financing, (ii) $159.3 million of cash dividend payments to common and preferred stockholders, (iii) $131.7 million of aggregate principal payments on mortgage obligations and (iv) $8.5 million of foreign currency hedge purchases.

Net cash used in financing activities totaled $49.6 million for the six months ended June 30, 2006. Proceeds consisted primarily of $77.8 million of net borrowings on our unsecured and previous secured revolving credit facility and $2.1 million from the issuance of new debt. The primary uses were $119.5 million of cash dividend payments to common stockholders and $10.4 million of aggregate principal payments on mortgage obligations.

Capital expenditures to maintain and improve our triple-net leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these triple-net leased properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the triple-net leases, we anticipate that any expenditures relating to the maintenance of these triple-net leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. With respect to our senior living operations and our medical office buildings, we believe that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facility and the indentures governing our outstanding senior notes.

Contractual Obligations

As a result of the Sunrise REIT Acquisition, we assumed all rights and obligations of Sunrise REIT under a fixed price acquisition agreement with Sunrise relating to the development by Sunrise of a seniors housing community in Vaughan, Ontario. The fixed price acquisition agreement granted to us an option to purchase a majority interest in this property for a fixed price and on fixed terms, subject to the satisfaction of certain conditions. On July 30, 2007, we exercised our option to purchase an 80% interest in the Vaughan, Ontario seniors housing community in accordance with the terms of the applicable fixed price acquisition agreement for approximately $50 million, inclusive of debt to be assumed.

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in the future periods as of June 30, 2007.

	Total	Less than 1 year	1-3 years (4)	3-5 years (5)	More than 5 years (6)
			(In thousands)
Long-term debt obligations (1)(2)	$4,592,773	$294,534	$1,227,027	$979,027	$2,092,185
Obligations under interest rate swap (2)	126	81	45	—	—
Acquisition commitments (3)	68,474	68,474	—	—	—
Operating lease obligations	2,714	850	1,230	453	181

Total	$4,664,087	$363,939	$1,228,302	$979,480	$2,092,366

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under our interest rate swap were based on forward rates obtained as of June 30, 2007.
(3)	Includes commitments for the purchase of three seniors housing properties. Two of these properties were acquired in July 2007 with a portion of the $14.1 million of proceeds from the Kindred asset sale that were held in an Internal Revenue Code Section 1031 escrow. The remaining property is tentatively scheduled to close in the third quarter of 2007.
(4)	Includes outstanding principal amounts of $174.2 million of the 8 3/4% Senior Notes due 2009 and $213.2 million under the unsecured revolving credit facility.
(5)

Includes outstanding principal amounts of $175.0 of the 6 3/4% Senior Notes due 2010, $1.0 million of Sunrise REIT’s 6.4% Convertible Senior Notes due 2011 and $230.0 million of the 3 7/8% Convertible Senior Notes due 2011.

(6)

Includes outstanding principal amounts of $191.8 million of the 9% Senior Notes due 2012, $175.0 million of the 6 5/8% Senior Notes due 2014, $175.0 million of the 7 1/8% Senior Notes due 2015, $200.0 million of the 6 1/2% Senior Notes due 2016 and $225.0 million of the 6 3/4% Senior Notes due 2017.

In connection with the Kindred spin off, we assigned our former third-party lease obligations and third-party guarantee agreements to Kindred. As of June 30, 2007, we believe that the aggregate exposure under our third-party lease obligations was approximately $17.3 million and that we have no material exposure under the third-party guarantee agreements. Kindred has agreed to indemnify and hold us harmless from and against all claims against us arising out of the third-party leases, and we do not expect to incur any liability under those leases. However, we cannot assure you that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor its obligations under the indemnity agreement relating to the third-party leases. See “Note 10 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

We receive a majority of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our senior living operations and our mortgage loans. Our obligations under our unsecured revolving credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR.

The general fixed nature of our assets subject to long-term triple-net leases and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and September 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten facilities, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of the payoff of our commercial mortgage backed securities loan, we further reduced the notional amount of the Swap to $100.0 million for the remaining term of the Swap. There are no collateral requirements under the Swap. As of June 30, 2007, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(In thousands)
Notional amount	$100,000	N/A	$100,000	N/A
Gross book value	N/A	$2,846,688	N/A	$2,052,293
Fair value (1)	(140)	2,963,781	(429)	2,190,949
Fair value reflecting change in interest rates: (1)
-100 BPS	(1,006)	2,833,200	(1,725)	2,301,226
+100 BPS	709	3,103,725	830	2,088,514

(1)	The change in fair value of fixed rate debt was due to the assumption of approximately $807.1 million of fixed rate debt as a result of our acquisitions during the six months ended June 30, 2007, partially offset by a general increase in interest rates.

N/A—Not applicable

We paid an immaterial amount under the Swap during the six months ended June 30, 2007. Assuming that interest rates do not change, we estimate that we will pay less than $0.1 million on the Swap during the year ending December 31, 2007.

We had approximately $416.1 million of variable rate debt outstanding as of June 30, 2007 and approximately $284.7 million of variable rate debt outstanding as of December 31, 2006. The increase in our outstanding variable rate debt from December 31, 2006 is primarily attributable to additional net borrowings under our unsecured revolving credit facility of $156.2 million and the assumption of additional variable debt from the Sunrise REIT Acquisition totaling $90.0 million as of June 30, 2007 offset by the repayment of $114.8 million in variable mortgage debt in January 2007 assumed as part of the Senior Care acquisition. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $103.7 million as of June 30, 2007, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2007, interest expense for 2007 would increase by approximately $1.1 million, or $0.01 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

We acquired 11 seniors housing communities in the Canadian provinces of Ontario and British Columbia as part of the Sunrise REIT Acquisition. In addition, we expect to acquire for a fixed price another community in Canada in 2007 or 2008 that is currently under development. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including borrowing in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

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

Based upon their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the second quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Changes

As a result of the Sunrise REIT Acquisition on April 26, 2007, we are party to management agreements with Sunrise pursuant to which Sunrise provides comprehensive accounting and property management services with respect to each of the Sunrise REIT properties. During the initial transition period following this acquisition, which will include the remainder of 2007, we believe we have implemented adequate procedures and controls to ensure that financial information provided to us by Sunrise is materially correct and properly reflected in our Condensed Consolidated Financial Statements. However, we can not provide absolute assurance that such information is materially correct in all respects.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in “Note 8—Litigation” of the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Although we have various rights as owner under the Sunrise management agreements, we are relying on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage the Sunrise REIT properties efficiently and effectively. We are also relying on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements. Any change in the senior management of Sunrise or any adverse developments in Sunrise’s business and affairs, financial strength or its ability to operate our properties efficiently and effectively could have a Material Adverse Effect on us. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of the Sunrise REIT properties. A shortage of nurses or other trained personnel or general inflationary pressures may require that Sunrise enhance its pay and benefits package to compete effectively for such personnel, the costs of which are included in the operating budget for each property. Sunrise may not be able to offset such added costs by increasing the rates charged to residents. Any increase in these costs or any failure by Sunrise to attract and retain qualified personnel could adversely affect the revenues we receive from these properties. In addition, any inability or unwillingness on the part of Sunrise to satisfy its obligations under the management agreements it has with us could have a Material Adverse Effect on us.

We are exposed to various operational risks, liabilities and claims with respect to the Sunrise REIT properties that may adversely affect our ability to generate revenues and/or increase our costs and could have a Material Adverse Effect on us .

Historically, we have leased our healthcare properties, other than our medical office buildings, to healthcare operating companies under “triple-net” leases, which require the tenants to pay all property-related expenses and to make rental payments to us. As a result of the Sunrise REIT Acquisition, however, we are now exposed to various operational risks, liabilities and claims with respect to the Sunrise REIT properties that may adversely affect our ability to generate revenues and/or increase our costs, thereby reducing our profitability. These risks include fluctuations in occupancy levels, the inability to achieve economic residency fees (including anticipated increases in those fees), rent control regulations, increases in costs of materials, energy, labor and services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements and professional and general liability claims. Any one or a combination of these factors could result in operating deficiencies at the Sunrise REIT properties, which could have a Material Adverse Effect on us.

We have only limited rights to terminate our management agreements with Sunrise, and we may be unable to replace Sunrise if our management agreements are terminated or not renewed.

We and Sunrise are parties to long-term management agreements pursuant to which Sunrise provides comprehensive property management services with respect to the Sunrise REIT properties. Each management agreement has a term of 30 years and may only be terminated by us upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies, or upon the occurrence of certain insolvency events relating to Sunrise. In addition, we can terminate the management agreement if a pool of properties fails to achieve a targeted net operating income level over a 12-month period, other than as a result of a default by Sunrise. Consequently, in order to terminate Sunrise’s management agreement on a single underperforming property we may be obligated to sell the property. If we were to exercise this remedy with respect to a large number of the Sunrise REIT properties, the dispositions could have a Material Adverse Effect on us.

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

All of the properties we acquired in the Sunrise REIT Acquisition are managed by Sunrise pursuant to long-term management agreements. These properties represent a substantial percentage of our portfolio, based on their original cost, and are expected to account for a significant portion of our revenues. According to public disclosures, Sunrise is currently reviewing its strategic alternatives and is experiencing significant legal, accounting and regulatory difficulties. The diversion of Sunrise management and employee attention away from the operation of our properties to the strategic review process and these other difficulties could adversely affect the performance of our assets which, in turn, could have a Material Adverse Effect on us. We cannot assure you that these issues will not harm Sunrise’s business reputation or its ability to hire qualified employees and to enlist and maintain residents in our properties, which, in turn, could have a Material Adverse Effect on us. In addition, we cannot predict the impact, if any, that the resolution of these uncertainties will have on our financial condition and results of operations. The failure or inability of Sunrise to satisfy its legal, accounting and regulatory requirements and to pay and perform its obligations could have a Material Adverse Effect on us.

We may not be able to successfully integrate Sunrise REIT’s operations or we may not realize the intended benefits of the Sunrise REIT Acquisition, each of which could adversely affect our financial condition and results of operations.

The Sunrise REIT Acquisition poses a number of risks, including the risks that:

•	we may not effectively integrate the operations of Sunrise REIT;

•	the acquired properties may not perform as well as we anticipate due to various factors, such as disruptions caused by the integration of operations with us and changes in economic conditions;

•	the diversion of our management attention to the integration of operations could have a negative impact on our existing business; and

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

If the liabilities we have assumed in the Sunrise REIT Acquisition are greater than expected, or if there are unknown liabilities relating to the Sunrise REIT properties, our business could be materially and adversely affected.

We acquired the ownership interests in many of the Sunrise REIT properties through the acquisition of the entities that own these properties. These entities may be subject to liabilities unknown to us that, if asserted, could have a Material Adverse Effect on us, such as:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	unasserted claims of vendors or other persons dealing with such entities;

•	liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to the Sunrise REIT Acquisition;

•	claims for indemnification by general partners, directors, officers and other indemnified by such entities; and

•	liabilities for taxes relating to periods prior to the Sunrise REIT Acquisition.

As a result, we cannot assure you that the Sunrise REIT Acquisition will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed are greater than expected, or if there are obligations relating to the Sunrise REIT properties of which we were not aware at the time of completion of the Sunrise REIT Acquisition, it could have a Material Adverse Effect on us.

Our current and future investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

Through the Sunrise REIT Acquisition and our resulting relationship with Sunrise pursuant to a strategic alliance agreement, we have acquired a 75% to 85% ownership interest in 60 seniors housing communities, with the minority interest in those communities being owned by affiliates of Sunrise. In addition, we own three medical office buildings through joint ventures with partners that provide management and leasing services for the properties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•

we may share decision-making authority with our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and any property jointly held thereby, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partners;

•

prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•

our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•

our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•

disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

We may be adversely affected by fluctuations in currency exchange rates.

We acquired 11 seniors housing communities in the Canadian provinces of Ontario and British Columbia as part of the Sunrise REIT Acquisition. In addition, we expect to acquire for a fixed price another community in Canada in 2007 or 2008 that is currently under development. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including borrowing in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

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

Overbuilding in markets in which our seniors housing communities are located could adversely affect our future occupancy rates, operating margins and profitability.

Barriers to entry in the assisted living industry are not substantial. Consequently, the development of new seniors housing communities could outpace demand. If the development of new seniors housing communities outpaces demand for those communities in the markets in which our properties are located, those markets may become saturated. Overbuilding in our markets could therefore cause us to experience decreased occupancy, reduced operating margins and lower profitability.

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

The structure utilized to implement the Sunrise REIT Acquisition may jeopardize our REIT status.

As a REIT, we may not own and operate a healthcare facility directly, and a taxable REIT subsidiary may not directly or indirectly manage or operate a healthcare facility. We believe (and have been advised by counsel) that a taxable REIT subsidiary may own a healthcare facility if such facility is managed by an eligible independent contractor. In order to ensure that the Sunrise REIT Acquisition does not jeopardize our REIT status, therefore, the Sunrise REIT properties were acquired through taxable REIT subsidiaries and are being managed by Sunrise pursuant to long-term management agreements. We believe that the use of such a structure does not compromise our REIT status. However, if it is determined that this structure jeopardizes our REIT status, such determination could have a Material Adverse Effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 16, 2007.

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

At the Annual Meeting, stockholders voted on the election of seven directors for the ensuing year. The number of votes cast for and withheld from each nominee for director is set forth below:

Nominee	For	Withheld
Debra A. Cafaro	92,371,284	551,133
Douglas Crocker II	91,856,602	1,065,815
Ronald G. Geary	92,298,820	623,597
Jay M. Gellert	92,337,123	585,294
Christopher T. Hannon	92,228,123	694,294
Sheli Z. Rosenberg	92,087,393	835,024
Thomas C. Theobald	92,406,779	515,638

At the Annual Meeting, stockholders voted on a proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2007. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
90,809,296	2,060,452	52,670

At the Annual Meeting, stockholders voted on a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 180,000,000 to 300,000,000. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
83,649,007	9,187,996	85,409

At the Annual Meeting, stockholders voted on a proposal to amend our Certificate of Incorporation to include certain provisions limiting the constructive ownership of our capital stock in order to provide further assurances for our continued compliance as a qualified real estate investment trust under U.S. federal income tax law. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
81,775,091	11,034,735	112,587

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc.	Filed herewith.

4.1	Supplemental Indenture dated as of May 10, 2007 among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Filed herewith.

4.3	Supplemental Indenture dated as of May 10, 2007 among Ventas, Inc., as Issuer, the other Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

10.1	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatories thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender.	Filed herewith.

10.2	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatories thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

By:	/S/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document

3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc.	Filed herewith.

4.1	Supplemental Indenture dated as of May 10, 2007 among the Guaranteeing Subsidiaries named therein, Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

4.2	Schedule of Agreements Substantially Identical in All Material Respects to the agreement filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Filed herewith.

4.3	Supplemental Indenture dated as of May 10, 2007 among Ventas, Inc., as Issuer, the other Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee.	Filed herewith.

10.1	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatories thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender.	Filed herewith.

10.2	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatories thereto and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.