Form 10-Q
period 2007-09-30
VENTAS INC
filed 2007-11-09
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at November 1, 2007:
Common Stock, $0.25 par value	133,490,108

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$564,462	$357,804
Buildings and improvements	5,548,290	3,350,033

	6,112,752	3,707,837
Accumulated depreciation	(765,598)	(659,584)

Net real estate property	5,347,154	3,048,253
Loans receivable, net	35,556	35,647

Net real estate investments	5,382,710	3,083,900
Cash and cash equivalents	28,573	1,246
Escrow deposits and restricted cash	89,807	80,039
Deferred financing costs, net	22,280	18,415
Notes receivable-related parties	2,144	2,466
Other	136,106	67,734

Total assets	$5,661,620	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$3,267,705	$2,329,053
Deferred revenue	9,665	8,194
Accrued dividend	—	41,949
Accrued interest	46,752	19,929
Accounts payable and other accrued liabilities	152,753	114,012
Deferred income taxes	313,987	30,394

Total liabilities	3,790,862	2,543,531

Minority interest	26,781	393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 300,000 and 180,000 shares at September 30, 2007 and December 31, 2006, respectively; 133,451 and 106,137 shares issued at September 30, 2007 and December 31, 2006, respectively	33,371	26,545
Capital in excess of par value	1,817,809	766,470
Accumulated other comprehensive income	6,652	1,037
Retained earnings (deficit)	(13,761)	(84,176)
Treasury stock, 3 and 0 shares at September 30, 2007 and
December 31, 2006, respectively	(94)	—

Total stockholders’ equity	1,843,977	709,876

Total liabilities and stockholders’ equity	$5,661,620	$3,253,800

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$121,167	$104,004	$359,374	$292,544
Resident fees and services	103,938	—	175,338	—
Interest income from loans receivable	477	2,566	2,115	4,373
Interest and other income	712	285	2,411	998

Total revenues	226,294	106,855	539,238	297,915

Expenses:
Interest	54,092	34,019	148,771	97,962
Depreciation and amortization	70,716	29,024	161,516	85,380
Property-level operating expenses	71,382	727	122,730	2,003
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,768 and $751 for the three months ended 2007 and 2006, respectively, and $5,602 and $2,236 for the nine months ended 2007 and 2006, respectively)	9,315	6,539	24,919	19,457
Foreign currency loss (gain)	116	—	(24,245)	—
Rent reset costs	—	7,361	—	7,361
Reversal of contingent liability	—	(1,769)	—	(1,769)
(Gain) loss on extinguishment of debt	(88)	—	(88)	1,273
Merger-related expenses	1,535	—	2,327	—

Total expenses	207,068	75,901	435,930	211,667

Income before income taxes, minority interest and discontinued operations	19,226	30,954	103,308	86,248
Income tax benefit	9,463	—	15,074	—

Income before minority interest and discontinued operations	28,689	30,954	118,382	86,248
Minority interest, net of tax	675	—	1,088	—

Income from continuing operations	28,014	30,954	117,294	86,248
Discontinued operations	—	1,287	135,623	4,385

Net income	28,014	32,241	252,917	90,633
Preferred stock dividends and issuance costs	—	—	5,199	—

Net income available to common stockholders	$28,014	$32,241	$247,718	$90,633

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$0.21	$0.30	$0.94	$0.83
Discontinued operations	—	0.01	1.14	0.04

Net income available to common stockholders	$0.21	$0.31	$2.08	$0.87

Diluted:
Income from continuing operations applicable to common shares	$0.21	$0.30	$0.94	$0.83
Discontinued operations	—	0.01	1.13	0.04

Net income available to common stockholders	$0.21	$0.31	$2.07	$0.87

Weighted average shares used in computing earnings per common share:
Basic	133,205	104,021	118,989	103,886
Diluted	133,503	104,568	119,422	104,415

Dividends declared per common share	$0.475	$0.395	$1.425	$1.185

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$252,917	$90,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations) and amortization	162,501	87,232
Amortization of deferred revenue and lease intangibles, net	(6,629)	(1,809)
Other amortization expenses	1,981	2,320
Stock-based compensation	5,602	2,236
Straight-lining of rental income	(12,932)	(14,735)
Gain on sale of assets (including amounts in discontinued operations)	(129,478)	—
Loss on extinguishment of debt	—	1,273
Reversal of contingent liability	—	(1,769)
Loss on bridge financing	2,550	—
Deferred tax benefit	(15,074)	—
Other	(378)	764
Changes in operating assets and liabilities:
Increase in other assets	16,326	(18,958)
Increase in accrued interest	22,628	21,042
Increase in other liabilities	47,959	10,017

Net cash provided by operating activities	347,973	178,246
Cash flows from investing activities:
Net investment in real estate property	(1,310,186)	(63,978)
Investment in loans receivable	—	(156,849)
Proceeds from sale of assets	157,400	—
Proceeds from sale of securities	7,773	—
Proceeds from loans receivable	23,764	4,244
Capital expenditures	(3,444)	(334)
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	9,000	—
Other	322	4,447

Net cash used in investing activities	(1,115,371)	(212,470)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	46,400	72,300
Net change in borrowings under secured revolving credit facility	—	(89,200)
Net change in borrowings under Canadian credit facility	84,159	—
Issuance of bridge financing	1,230,000	—
Repayment of bridge financing	(1,230,000)	—
Proceeds from debt	9,410	223,605
Repayment of debt	(143,775)	(12,997)
Debt and preferred stock issuance costs	(4,300)	—
Payment of deferred financing costs	(5,534)	(3,754)
Purchase of foreign currency hedge	(8,489)	—
Issuance of common stock	1,045,729	696
Cash distribution to preferred stockholders	(3,449)	—
Cash distribution to common stockholders	(219,253)	(160,598)
Other	8,194	4,466

Net cash provided by financing activities	809,092	34,518

Net increase in cash and cash equivalents	41,694	294
Effect of foreign currency translation on cash and cash equivalents	(14,367)	—
Cash and cash equivalents at beginning of period	1,246	1,641

Cash and cash equivalents at end of period	$28,573	$1,935

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$1,115,605	$9,477
Other assets	153,385	835
Debt assumed	926,938	10,848
Deferred taxes	299,830	—
Minority interest	24,185	—
Other liabilities	18,037	(536)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of September 30, 2007, this portfolio consisted of 252 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 23 medical office and other properties in 43 states and two Canadian provinces, including 77 seniors housing communities we acquired from Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) on April 26, 2007. See “Note 4 – Acquisitions.” With the exception of our medical office buildings and our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of September 30, 2007.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on October 12, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases (as defined below) but including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Condensed Consolidated Balance Sheets and totaled $49.3 million and $36.7 million at September 30, 2007 and December 31, 2006, respectively.

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

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), prior to the second quarter of 2007 we made no provision for federal income tax purposes and we will continue to make no provision for REIT income and expense. As a result of the acquisition of the Sunrise REIT properties, income tax expense or benefit is now being recorded with respect to certain entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when and in what amount an uncertain tax item should be recorded in the financial statements and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, whereas balance sheet accounts are translated using exchange rates in effect at the end of the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Condensed Consolidated Balance Sheets. Transaction gains and losses are recorded in the Condensed Consolidated Statements of Income.

Segment Reporting

As of September 30, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment – investment in real estate – which included the triple-net leased properties and our medical office buildings. Our medical office building segment consists of leasing space primarily to physicians and other healthcare-related businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the medical office buildings, we separated them from the triple-net leased properties segment. However, the medical office building segment is not individually reported because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

Derivative Instruments

We use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements and the risk of foreign currency exchange rate movements. Derivative instruments are reported at fair value on the Condensed Consolidated Balance Sheets. Changes in the fair value of derivatives are recognized as adjustments to net income if the derivative does not qualify for hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. As of September 30, 2007, a $0.5 million net unrealized loss on our interest rate swap is included in accumulated other comprehensive income.

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise REIT. See “Note 4 – Acquisitions.” We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price. These contracts were settled on April 26, 2007, the acquisition date, and we received cash of $33.2 million upon settlement. For the nine months ended September 30, 2007, we recognized gains related to call option contracts of $24.3 million, which is included in the Condensed Consolidated Statements of Income as a foreign currency gain.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of September 30, 2007, approximately 39.6%, 22.7% and 15.3% of our properties, based on their original cost, were operated by Sunrise, Brookdale Senior Living and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 78.0% and 14.3% of our properties, based on their original cost, were seniors housing communities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, medical office buildings and other healthcare-related assets. These properties were located in 43 states, with properties in only two states accounting for more than 10% of total revenues during the nine months ended September 30, 2007, and two Canadian provinces.

Triple-Net Leased Properties

Approximately 33.1% and 52.2% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to 15 years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

On April 27, 2007, Kindred renewed, through April 30, 2013, its leases covering all 64 healthcare assets owned by us (seven of which we subsequently sold on June 30, 2007 (see “Note 5 – Dispositions”)) whose base term would have expired on April 30, 2008. Kindred retains two additional sequential five-year renewal options for these assets.

Approximately 16.8% and 29.9% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of 15 years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of 15 years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Each of our leases with Kindred and Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

Because we lease a substantial portion of our triple-net leased properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us and their willingness to renew those leases upon expiration of the initial base terms thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred and/or Brookdale Senior Living will elect to renew their respective leases with us upon expiration of the initial base terms or any renewal terms thereof.

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

Senior Living Operations

As a result of the acquisition of the Sunrise REIT properties, we are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 78 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Total revenues attributable to senior living operations managed by Sunrise were $175.8 million for the period from April 26, 2007 through September 30, 2007, representing 32.1% of our total revenues for the nine months ended September 30, 2007. Because a significant portion of our properties are managed by Sunrise, its inability to efficiently and effectively manage those properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us.

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

As a result of the Sunrise REIT Acquisition, we acquired a 100% interest in 18 seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and eleven are located in the Canadian provinces of Ontario and British Columbia.

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

On June 19, 2007, we acquired an 80% interest in the seniors housing community located in Staten Island, New York in accordance with the terms of the applicable fixed price acquisition agreement for approximately $25.5 million, inclusive of our share of assumed debt of $15.3 million.

On July 30, 2007, we exercised our option to purchase an 80% interest in the Vaughan, Ontario seniors housing community in accordance with the terms of the applicable fixed price acquisition agreement for Cdn $52.7 million. Substantially all of the purchase price will be funded by amounts previously advanced towards the project by Sunrise REIT prior to our acquisition and the assumption of existing mortgage debt on the property. We expect to complete this acquisition in the fourth quarter of 2007.

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

Preferred stock dividends and issuance costs of $5.2 million related to the Series A Senior Preferred Stock were expensed during the nine months ended September 30, 2007. Fees and interest of $5.0 million associated with the senior interim loan are included in interest expense in the Condensed Consolidated Statements of Income for the nine-month period ended September 30, 2007.

We incurred approximately $1.5 million and $2.3 million of merger-related expenses in connection with the Sunrise REIT Acquisition during the three- and nine-month periods ended September 30, 2007. Merger-related expenses include incremental costs directly related to the acquisition and expenses relating to our lawsuit against HCP, Inc.

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

In July 2007, we completed the acquisition of two assisted living communities for $18.5 million, inclusive of assumed debt of $9.0 million. The purchase price was allocated between land and buildings and improvements of $0.7 million and $17.8 million, respectively, based upon their estimated fair values. These properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”).

In August 2007, we acquired a 98% ownership interest in one medical office building for an aggregate purchase price of $11.8 million. The purchase price was allocated between land and buildings and improvements of $2.4 million and $9.4 million, respectively, based upon their estimated fair values. This building is owned through a joint venture with a partner that provides management and leasing services for the property.

During October 2007, we acquired four medical office buildings, in three separate transactions, for an aggregate purchase price of $101.0 million, inclusive of assumed debt of $14.6 million at the time of the acquisitions. Three of these buildings are owned through joint ventures with partners that provide management and leasing services for the properties.

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

The properties are being leased to affiliates of Senior Care, pursuant to the terms of a triple-net master lease having an initial term of 15 years and two five-year extensions. At September 30, 2007, the aggregate annualized contractual cash rent expected from the Senior Care properties, including the two properties acquired in July 2007, was $48.1 million.

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

Estimated Fair Value

The transactions completed during the nine months ended September 30, 2007 were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received.

	Sunrise REIT Acquisition	Sunrise REIT Minority Interest	Other	Total
	(In thousands)
Land, net	$171,373	$34,682	$4,353	$210,408
Buildings and improvements, net	2,039,035	111,500	64,530	2,215,065
Lease intangibles	91,128	—	—	91,128
Other assets	41,463	24,719	—	66,182

Total assets acquired	2,342,999	170,901	68,883	2,582,783
Notes payable and other debt, net	763,441	147,666	15,831	926,938
Deferred tax liabilities	299,830	—	—	299,830
Other liabilities	21,539	—	108	21,647

Total liabilities assumed	1,084,810	147,666	15,939	1,248,415

Net assets acquired	1,258,189	23,235	52,944	1,334,368

Minority interest	—	23,235	950	24,185

Total cash used	$1,258,189	$—	$51,994	$1,310,183

Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2007 acquisitions and issuances of common stock that occurred prior to September 30, 2007 and our 2006 acquisitions as of the beginning of each of the three- and nine-month periods ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$226,552	$216,873	$678,538	$628,551
Income from continuing operations applicable to common shares	27,982	29,931	93,344	50,119
Discontinued operations	—	(1,313)	130,423	(3,415)
Net income available to common stockholders	27,982	28,618	223,767	46,704

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$0.21	$0.23	$0.70	$0.38
Discontinued operations	—	(0.01)	0.98	(0.02)

Net income available to common stockholders	$0.21	$0.22	$1.68	$0.36

Diluted:
Income from continuing operations applicable to common shares	$0.21	$0.23	$0.70	$0.38
Discontinued operations	—	(0.01)	0.98	(0.02)

Net income available to common stockholders	$0.21	$0.22	$1.68	$0.36

Weighted average shares used in computing earnings per common share:
Basic	133,205	130,931	133,085	130,796
Diluted	133,503	131,478	133,518	131,325

NOTE 5 – DISPOSITIONS

On June 30, 2007, we completed the sale of 22 facilities to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was held in escrow for use in a Code Section 1031 exchange (of which $5.1 million remained in escrow as of September 30, 2007). In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of assets of $129.5 million during the quarter ended June 30, 2007.

Set forth below is a summary of the results of operations of sold facilities during the three-and nine-month periods ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenues:
Rental income	$—	$2,812	$5,743	$9,872
Interest and other income	—	—	3,500	—

	—	2,812	9,243	9,872

Expenses:
Interest	—	898	2,115	3,635
Depreciation and amortization	—	627	983	1,852

	—	1,525	3,098	5,487

Income before gain on sale of real estate assets	—	1,287	6,145	4,385
Gain on sale of real estate assets	—	—	129,478	—

Discontinued operations	$—	$1,287	$135,623	$4,385

For the properties sold during 2007, the investment in real estate, net of accumulated depreciation, at December 31, 2006 was $42.9 million.

NOTE 6 – INTANGIBLES

At September 30, 2007, intangible lease assets, comprised of above market resident leases, in place resident leases and other intangibles, were $7.3 million, $81.2 million and $2.6 million, respectively. At September 30, 2007, the accumulated amortization of the intangible assets was $35.7 million. The weighted average amortization period of intangible assets is approximately one year.

At September 30, 2007, intangible lease liabilities, comprised of below market resident leases, were $9.8 million. At September 30, 2007, the accumulated amortization of the intangible liabilities was $4.1 million. The weighted average amortization period of intangible liabilities is approximately one year.

NOTE 7 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(In thousands)
Unsecured revolving credit facility	$103,400	$57,000
Canadian credit facility	89,492	—
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
6 3/4% Senior Notes due 2017	225,000	225,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	170,000	175,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
Mortgage loans and other	1,520,121	733,951

Total	3,254,051	2,336,989
Unamortized fair value adjustment	20,777	—
Unamortized commission fees and discounts	(7,123)	(7,936)

Senior notes payable and other debt	$3,267,705	$2,329,053

Mortgages

At September 30, 2007, we had outstanding 120 mortgage loans totaling $1.52 billion that are collateralized by the underlying assets of the properties. Outstanding principal balances on these loans ranged from $0.4 million to $59.6 million as of September 30, 2007. The loans generally bear interest at fixed rates ranging from 5.4% to 8.5% per annum, except for 15 loans with outstanding principal balances ranging from $0.4 million to $33.0 million, which bear interest at the lender’s variable rates ranging from 3.5% to 8.5% per annum as of September 30, 2007. At September 30, 2007, the weighted average annual rate on fixed rate debt was 6.3% and the weighted average annual rate on the variable rate debt was 6.2%. The loans had a weighted average maturity of 7.3 years as of September 30, 2007. The Sunrise portion of total debt was $151.8 million as of September 30, 2007.

As of September 30, 2007, our indebtedness had the following maturities (in thousands):

2007	$23,869
2008	180,963
2009	531,691
2010	282,539
2011	303,591
Thereafter	1,931,398

Total maturities	3,254,051
Unamortized fair value adjustment	20,777
Unamortized commission fees and discounts	(7,123)

Senior notes payable and other debt	$3,267,705

Unsecured Revolving Credit Facility

Our unsecured revolving credit facility borrowing base is $600.0 million. Generally, borrowings outstanding under the unsecured revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. As of September 30, 2007, the applicable percentage was 0.75%.

On July 27, 2007, we amended our unsecured revolving credit facility, the terms of which include the addition of a $150.0 million “accordion” feature that permits us to expand our borrowing capacity to a total of $750.0 million upon satisfaction of certain conditions. Pricing under the unsecured revolving credit facility remains the same and we did not record any material expenses or charges in connection with the amendment.

Canadian Credit Facility

On August 24, 2007, we entered into a Cdn $90 million unsecured revolving credit facility (the “Canadian credit facility”). The Canadian credit facility matures on February 24, 2008 and includes two three-month extension options, subject to the satisfaction of certain conditions. Generally, borrowings outstanding under the Canadian credit facility bear interest at a fluctuating “Bankers’ Acceptance” rate per annum plus an applicable percentage based on our consolidated leverage. As of September 30, 2007, the applicable percentage was 0.75%.

Senior Notes

On August 3, 2007, we purchased $5.0 million principal amount of our outstanding 7 1/8% senior notes due 2015 in an open market transaction. As a result of the purchase, we reported a gain on extinguishment of debt during the three and nine months ended September 30, 2007.

Unamortized Fair Value Adjustment

The fair value adjustment related to the long-term debt we assumed in connection with the Sunrise REIT Acquisition was $22.2 million and is recognized as effective yield adjustments over the remaining term of the instrument. The estimated aggregate amortization of the fair value adjustment related to long-term debt for each of the five succeeding years follows: 2007 – $3.0 million; 2008 – $4.3 million; 2009 – $3.3 million; 2010 – $2.9 million; and 2011 – $2.9 million.

NOTE 8 – LITIGATION

Legal Proceedings Defended and Indemnified by Third Parties

Kindred, Brookdale, Alterra, Sunrise and our other tenants, operators and managers are parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant, operator or manager, as applicable, has agreed to indemnify, defend and hold us harmless against these actions and investigations. We cannot give any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s, Alterra’s, Sunrise’s or such other tenants’, operators’ and managers’ liquidity, financial position or results of operations, which, in turn, could have a Material Adverse Effect on us.

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

Litigation Related to the Sunrise REIT Acquisition

On February 14, 2007, HCP, Inc. (“HCP”) submitted the first of a series of conditional proposals to acquire the assets of Sunrise REIT at a price per unit of Cdn $18.00 in cash, conditioned upon HCP entering into an agreement with Sunrise to modify certain of the contracts between Sunrise and Sunrise REIT. In connection with the competing proposal from HCP, we, as well as Sunrise REIT, Sunrise and HCP, sought legal interpretations in the Ontario Superior Court of Justice concerning various agreements pertaining to the acquisition of Sunrise REIT.

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

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue its claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of September 30, 2007.

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the ordinary course of our business, including without limitation in connection with the operations at our Sunrise REIT properties. It is the opinion of management that, except as set forth in this Note 8, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

NOTE 9 – INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT Acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three- or nine-month periods ended September 30, 2007, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as communities are developed and occupied. Such increases could be significant.

The provision for income taxes for the three- and nine-month periods ended September 30, 2007 is a deferred benefit of $9.9 million and $15.8 million, respectively, which is solely due to the TRS entities. The deferred benefit for the three- and nine-month periods ended September 30, 2007 is reduced by income tax expense of $0.4 million and $0.7 million, respectively, related to the minority interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2027.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $285.9 million at September 30, 2007 and relate primarily to depreciation, amortization, and tax basis differences for fixed and intangible assets and to net operating losses. Additionally, we have a $28.1 million deferred tax liability as of September 30, 2007 to be utilized for any built-in gain tax related to the disposition of certain assets. The consolidated net deferred tax liability totaled $314.0 million at September 30, 2007.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2003 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2002 and subsequent years. The potential impact on income tax expense of years open under the statute of limitations for Canadian entities acquired as part of the Sunrise REIT Acquisition is not expected to be material.

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

We cannot give any assurance that Kindred or such Brookdale Senior Living subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred or such Brookdale Senior Living subsidiaries do not satisfy or otherwise honor their respective obligations to indemnify, defend and hold us harmless under their respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a Material Adverse Effect on us.

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

NOTE 11 – CAPITAL STOCK

Our authorized capital stock at December 31, 2006 consisted of 180,000,000 shares of common stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share, of which 65,000 shares were designated as Series A Preferred Stock and 300,000 shares were designated Series A Participating Preferred Stock. In May 2007, we amended our Certificate of Incorporation to increase our authorized shares of common stock to 300,000,000 shares.

In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of the Kindred assets (see “Note 5 – Dispositions”) and borrowings under our unsecured revolving credit facility to redeem all of our outstanding Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan.

NOTE 12 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$28,014	$30,954	$117,294	$86,248
Preferred stock dividends and issuance costs	—	—	5,199	—

Income from continuing operations applicable to common shares	28,014	30,954	112,095	86,248
Discontinued operations	—	1,287	135,623	4,385

Net income available to common stockholders	$28,014	$32,241	$247,718	$90,633

Denominator:
Denominator for basic earnings per share - weighted average shares	133,205	104,021	118,989	103,886
Effect of dilutive securities:
Stock options	292	530	399	517
Restricted stock awards	6	17	14	12
Convertible notes	—	—	20	—

Denominator for diluted earnings per share - adjusted weighted average shares	133,503	104,568	119,422	104,415

Basic earnings per share:
Income from continuing operations applicable to common shares	$0.21	$0.30	$0.94	$0.83
Discontinued operations	—	0.01	1.14	0.04

Net income available to common stockholders	$0.21	$0.31	$2.08	$0.87

Diluted earnings per share:
Income from continuing operations applicable to common shares	$0.21	$0.30	$0.94	$0.83
Discontinued operations	—	0.01	1.13	0.04

Net income available to common stockholders	$0.21	$0.31	$2.07	$0.87

NOTE 13 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income available to common stockholders	$28,014	$32,241	$247,718	$90,633
Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(346)	(790)	(87)	623
Foreign currency translation	(2,308)	—	6,927	—
Reclassification adjustment for realized gain on interest rate swap included in net income during the period	(176)	(169)	(496)	(200)
Other	—	1,079	(729)	1,289

	(2,830)	120	5,615	1,712

Net comprehensive income	$25,184	$32,361	$253,333	$92,345

NOTE 14 – SEGMENT INFORMATION

As of September 30, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment – investment in real estate – which included the triple-net leased properties and our medical office buildings. Our medical office building segment consists of leasing space primarily to physicians and other healthcare-related businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the medical office buildings, we separated them from the triple-net leased properties segment. However, the medical office building segment is not individually reported because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

We evaluate performance of the combined properties in each segment based on net operating income before interest (excluding interest income from loans receivable), income taxes, depreciation and amortization, rent reset costs, reversal of contingent liability, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and minority interest. The accounting policies of the reportable segments are the same as those described in “Note 2 – Accounting Policies.” There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the medical office buildings, interest income from loans receivable and other miscellaneous income. All other assets consist primarily of medical office building assets and corporate assets including cash, restricted cash, deferred financing costs, notes receivable, and miscellaneous accounts receivable.

Summary information by business segment is as follows:

For the three months ended September 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$118,143	$—	$3,024	$121,167
Resident fees and services	—	103,938	—	103,938
Interest income from loans receivable	—	—	477	477
Interest and other income	286	314	112	712

Total revenues	$118,429	$104,252	$3,613	$226,294

Segment net operating income	$118,143	$34,038	$2,019	$154,200
Interest and other income	286	314	112	712
Merger-related expenses	—	(1,535)	—	(1,535)
Interest expense	(33,003)	(20,641)	(448)	(54,092)
Depreciation and amortization	(31,971)	(37,525)	(1,220)	(70,716)
General, administrative and professional fees	—	—	(9,315)	(9,315)
Foreign currency (loss) gain	—	3	(119)	(116)
Gain on extinguishment of debt	88	—	—	88
Minority interest	—	(1,116)	7	(1,109)

Income (loss) before taxes and discontinued operations	$53,543	$(26,462)	$(8,964)	$18,117

For the three months ended September 30, 2006:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$102,166	$—	$1,838	$104,004
Interest income from loans receivable	—	—	2,566	2,566
Interest and other income	96	—	189	285

Total revenues	$102,262	$—	$4,593	$106,855

Segment net operating income	$102,166	$—	$3,677	$105,843
Interest income	96	—	189	285
Interest expense	(33,662)	—	(357)	(34,019)
Depreciation and amortization	(28,684)	—	(340)	(29,024)
General, administrative and professional fees	—	—	(6,539)	(6,539)
Rent reset costs	(7,361)	—	—	(7,361)
Reversal of contingent liability	1,769	—	—	1,769

Income (loss) before taxes and discontinued operations	$34,324	$—	$(3,370)	$30,954

For the nine months ended September 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$351,239	$—	$8,135	$359,374
Resident fees and services	—	175,338	—	175,338
Interest income from loans receivable	—	—	2,115	2,115
Interest and other income	540	507	1,364	2,411

Total revenues	$351,779	$175,845	$11,614	$539,238

Segment net operating income	$351,239	$56,416	$6,442	$414,097
Interest and other income	540	507	1,364	2,411
Merger-related expenses	—	(2,327)	—	(2,327)
Interest expense	(109,388)	(38,132)	(1,251)	(148,771)
Depreciation and amortization	(96,633)	(62,525)	(2,358)	(161,516)
General, administrative and professional fees	—	—	(24,919)	(24,919)
Foreign currency gain (loss)	—	24,364	(119)	24,245
Gain on extinguishment of debt	88	—	—	88
Minority interest	—	(1,770)	3	(1,767)

Income (loss) before taxes and discontinued operations	$145,846	$(23,467)	$(20,838)	$101,541

For the nine months ended September 30, 2006:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$287,199	$—	$5,345	$292,544
Interest income from loans receivable	—	—	4,373	4,373
Interest and other income	334	—	664	998

Total revenues	$287,533	$—	$10,382	$297,915

Segment net operating income	$287,199	$—	$7,715	$294,914
Interest income	334	—	664	998
Interest expense	(96,899)	—	(1,063)	(97,962)
Depreciation and amortization	(84,366)	—	(1,014)	(85,380)
General, administrative and professional fees	—	—	(19,457)	(19,457)
Rent reset costs	(7,361)	—	—	(7,361)
Reversal of contingent liability	1,769	—	—	1,769
Loss on extinguishment of debt	(1,273)	—	—	(1,273)

Income (loss) before taxes and discontinued operations	$99,403	$—	$(13,155)	$86,248

	As of September 30, 2007	As of December 31, 2006
	(In thousands)
Assets:
Triple-net leased properties	$3,075,943	$3,210,774
Senior living operations	2,490,556	—
All other assets	95,121	43,026

Total assets	$5,661,620	$3,253,800

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Capital expenditures:
Triple-net leased properties	$18,474	$—	$19,070	$73,455
Senior living operations	1,838	—	2,357,610	—
All other expenditures	12,243	101	52,554	334

Total capital expenditures	$32,555	$101	$2,429,234	$73,789

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenues:
United States	$209,401	$106,855	$510,924	$297,915
Canada	16,893	—	28,314	—

Total revenues	$226,294	$106,855	$539,238	$297,915

	As of September 30, 2007	As of December 31, 2006
	(In thousands)
Long-lived assets:
United States	$4,828,600	$3,048,253
Canada	518,554	—

Total long-lived assets	$5,347,154	$3,048,253

NOTE 15 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”). Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the outstanding senior notes and senior convertible notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2007 and December 31, 2006 and for the three- and nine-month periods ended September 30, 2007 and 2006:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,955	$52,458	$2,164,593	$885,669	$2,269,035	$—	$5,382,710
Cash and cash equivalents	—	—	8,435	—	20,138	—	28,573
Escrow deposits and restricted cash	212	—	55,145	11,060	23,390	—	89,807
Deferred financing costs, net	443	—	442	14,944	6,451	—	22,280
Notes receivable-related parties	1,769	—	—	375	—	—	2,144
Equity in affiliates	576,989	79,804	19,491	985,512	15	(1,661,811)	—
Investment in affiliates	(155,418)	9,039	—	1,402,324	606,764	(1,862,709)	—
Other	—	695	55,586	16,254	63,571	—	136,106

Total assets	$434,950	$141,996	$2,303,692	$3,316,138	$2,989,364	$(3,524,520)	$5,661,620

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$226,106	$403	$541,755	$1,411,208	$1,088,233	$—	$3,267,705
Intercompany loans	(19,239)	7,500	562,264	(550,525)	—	—	—
Intercompany	(1,209,988)	3,687	35,743	1,291,108	(120,550)	—	—
Deferred revenue	(2)	—	508	6,002	3,157	—	9,665
Accrued interest	(160)	3	11,547	33,261	2,101	—	46,752
Accounts payable and other accrued liabilities	4,477	1,875	58,240	38,167	49,994	—	152,753
Deferred income taxes	313,987	—	—	—	—	—	313,987

Total liabilities	(684,819)	13,468	1,210,057	2,229,221	1,022,935	—	3,790,862
Minority interest	—	393	—	—	26,388	—	26,781
Total stockholders’ equity	1,119,769	128,135	1,093,635	1,086,917	1,940,041	(3,524,520)	1,843,977

Total liabilities and stockholders’ equity	$434,950	$141,996	$2,303,692	$3,316,138	$2,989,364	$(3,524,520)	$5,661,620

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$11,444	$54,062	$1,467,440	$978,700	$572,254	$—	$3,083,900
Cash and cash equivalents	—	—	—	779	467	—	1,246
Escrow deposits and restricted cash	230	—	53,410	5,630	20,769	—	80,039
Deferred financing costs, net	1,106	—	—	17,279	30	—	18,415
Notes receivable-related parties	1,716	—	—	750	—	—	2,466
Equity in affiliates	515,852	79,705	115,903	727,119	15	(1,438,594)	—
Investment in affiliates	—	9,039	—	460,679	—	(469,718)	—
Other	—	652	26,148	28,264	12,670	—	67,734

Total assets	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$225,469	$413	$410,844	$1,369,633	$322,694	$—	$2,329,053
Intercompany	—	1,980	125,000	(132,500)	5,520	—	—
Deferred revenue	18	—	—	8,176	—	—	8,194
Accrued dividend	41,926	23	—	—	—	—	41,949
Accrued interest	—	103	1,758	16,230	1,838	—	19,929
Accounts payable and other accrued liabilities	1,472	(290)	52,296	43,642	16,499	393	114,012
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	299,279	2,229	589,898	1,305,181	346,551	393	2,543,531
Minority interest	—	393	—	—	—	—	393
Total stockholders’ equity	231,069	140,836	1,073,003	914,019	259,654	(1,908,705)	709,876

Total liabilities and stockholders’ equity	$530,348	$143,458	$1,662,901	$2,219,200	$606,205	$(1,908,312)	$3,253,800

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$569	$1,419	$31,370	$71,536	$16,273	$—	$121,167
Resident fees and services	—	—	27,950	—	75,988	—	103,938
Interest income from loans receivable	—	—	—	477	—	—	477
Equity earnings in affiliates	17,561	194	8,923	—	—	(26,678)	—
Interest and other income	20	5	61	592	34	—	712

Total revenues	18,150	1,618	68,304	72,605	92,295	(26,678)	226,294

Expenses:
Interest	239	—	8,013	29,251	16,589	—	54,092
Depreciation and amortization	163	531	14,570	12,276	43,176	—	70,716
Property-level operating expenses	—	89	15,157	60	56,076	—	71,382
General, administrative and professional fees	432	178	2,296	5,232	1,177	—	9,315
Foreign currency loss (gain)	119	—	—	(3)	—	—	116
Gain on extinguishment of debt	—	—	—	(88)	—	—	(88)
Merger-related expenses	—	—	1,161	332	42	—	1,535
Intercompany interest	(1,354)	(62)	9,146	(7,943)	213	—	—

Total expenses	(401)	736	50,343	39,117	117,273	—	207,068

Income (loss) before income taxes and minority interest	18,551	882	17,961	33,488	(24,978)	(26,678)	19,226
Income tax benefit	9,463	—	—	—	—	—	9,463

Income (loss) before minority interest	28,014	882	17,961	33,488	(24,978)	(26,678)	28,689
Minority interest, net of tax	—	—	—	—	675	—	675

Net income (loss) available to common stockholders	$28,014	$882	$17,961	$33,488	$(25,653)	$(26,678)	$28,014

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$565	$1,432	$19,010	$68,614	$14,383	$—	$104,004
Interest income from loans receivable	—	—	—	2,566	—	—	2,566
Equity earnings (loss) in affiliates	30,274	(55)	4,473	—	—	(34,692)	—
Interest and other income	20	—	(5)	189	81	—	285

Total revenues	30,859	1,377	23,478	71,369	14,464	(34,692)	106,855

Expenses:
Interest	—	9	4,851	23,327	5,832	—	34,019
Depreciation and amortization	168	537	9,581	12,868	5,870	—	29,024
Property-level operating expenses	—	—	—	103	624	—	727
General, administrative and professional fees	219	82	1,180	4,205	853	—	6,539
Rent reset costs	—	—	—	7,361	—	—	7,361
Reversal of contingent liability	(1,769)	—	—	—	—	—	(1,769)
Intercompany interest	—	(33)	—	(151)	184	—	—

Total expenses	(1,382)	595	15,612	47,713	13,363	—	75,901

Income from continuing operations	32,241	782	7,866	23,656	1,101	(34,692)	30,954
Discontinued operations	—	—	—	1,287	—	—	1,287

Net income available to common stockholders	$32,241	$782	$7,866	$24,943	$1,101	$(34,692)	$32,241

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,683	$4,293	$94,691	$212,210	$46,497	$—	$359,374
Resident fees and services	—	—	43,294	—	132,044	—	175,338
Interest income from loans receivable	—	—	—	2,115	—	—	2,115
Equity earnings in affiliates	235,752	104	12,603	—	—	(248,459)	—
Interest and other income	61	8	117	1,835	390	—	2,411

Total revenues	237,496	4,405	150,705	216,160	178,931	(248,459)	539,238

Expenses:
Interest	(747)	18	20,660	91,734	37,106	—	148,771
Depreciation and amortization	487	1,605	49,958	36,949	72,517	—	161,516
Property-level operating expenses	—	89	25,465	390	96,786	—	122,730
General, administrative and professional fees	1,148	411	6,322	14,102	2,936	—	24,919
Foreign currency (gain) loss	119	—	(8)	(24,318)	(38)	—	(24,245)
Gain on extinguishment of debt	—	—	—	(88)	—	—	(88)
Merger-related expenses	—	—	1,720	565	42	—	2,327
Intercompany interest	(1,354)	(164)	13,353	(12,450)	615	—	—

Total expenses	(347)	1,959	117,470	106,884	209,964	—	435,930

Income (loss) before income taxes, minority interest and discontinued operations	237,843	2,446	33,235	109,276	(31,033)	(248,459)	103,308
Income tax benefit	15,074	—	—	—	—	—	15,074

Income (loss) before minority interest and discontinued operations	252,917	2,446	33,235	109,276	(31,033)	(248,459)	118,382
Minority interest, net tax	—	—	—	—	1,088	—	1,088

Income (loss) from continuing operations	252,917	2,446	33,235	109,276	(32,121)	(248,459)	117,294
Discontinued operations	—	—	—	135,623	—	—	135,623

Net income (loss)	252,917	2,446	33,235	244,899	(32,121)	(248,459)	252,917
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) available to common stockholders	$247,718	$2,446	$33,235	$244,899	$(32,121)	$(248,459)	$247,718

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,766	$4,285	$56,983	$187,255	$42,255	$—	$292,544
Interest income from loans receivable	—	—	—	4,373	—	—	4,373
Equity earnings (loss) in affiliates	88,207	(107)	13,425	—	—	(101,525)	—
Interest and other income	59	—	8	664	267	—	998

Total revenues	90,032	4,178	70,416	192,292	42,522	(101,525)	297,915

Expenses:
Interest	—	26	14,530	66,351	17,055	—	97,962
Depreciation and amortization	505	1,606	28,761	37,310	17,198	—	85,380
Property-level operating expenses	—	—	—	323	1,680	—	2,003
General, administrative and professional fees	663	300	3,670	12,177	2,647	—	19,457
Rent reset costs	—	—	—	7,361	—	—	7,361
Reversal of contingent liability	(1,769)	—	—	—	—	—	(1,769)
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(79)	—	(450)	529	—	—

Total expenses	(601)	1,853	46,961	124,345	39,109	—	211,667

Income from continuing operations	90,633	2,325	23,455	67,947	3,413	(101,525)	86,248
Discontinued operations	—	—	—	4,385	—	—	4,385

Net income available to common stockholders	$90,633	$2,325	$23,455	$72,332	$3,413	$(101,525)	$90,633

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$16,917	$12,838	$85,612	$170,926	$61,680	$—	$347,973
Net cash (used in) provided by investing activities	(53)	—	(430,748)	189,501	(874,071)	—	(1,115,371)
Cash flows from financing activities:
Net change in borrowings under the revolving credit facility	—	—	—	46,400	—	—	46,400
Net change in borrowings under the Canadian credit facility	—	—	84,159	—	—	—	84,159
Issuance of bridge financing	—	—	—	1,230,000	—	—	1,230,000
Repayment of bridge financing	—	—	—	(1,230,000)	—	—	(1,230,000)
Proceeds from debt	—	—	—	—	9,410	—	9,410
Repayment of debt	—	—	(29,522)	(4,844)	(109,409)	—	(143,775)
Issuance of intercompany debt	(20,463)	—	449,863	(429,400)	—	—	—
Repayment of intercompany debt	—	(10)	(5,930)	11,375	(5,435)	—	—
Debt and preferred stock issuance costs	(4,300)	—	—	—	—	—	(4,300)
Payment of deferred financing costs	—	—	(497)	—	(5,037)	—	(5,534)
Purchase of foreign currency hedge	—	—	—	(8,489)	—	—	(8,489)
Issuance of common stock	1,045,729	—	—	—	—	—	1,045,729
Cash distribution to preferred stockholders	(3,449)	—	—	—	—	—	(3,449)
Cash distribution (to) from affiliates	(823,461)	(12,754)	(144,502)	38,184	942,533	—	—
Cash distribution to common stockholders	(219,179)	(74)	—	—	—	—	(219,253)
Other	8,259	—	—	(65)	—	—	8,194

Net cash provided by (used in) financing activities	(16,864)	(12,838)	353,571	(346,839)	832,062	—	809,092

Net increase in cash and cash equivalents	—	—	8,435	13,588	19,671	—	41,694
Effect of foreign currency translation on cash and cash equivalents	—	—	—	(14,367)	—	—	(14,367)
Cash and cash equivalents at beginning of period	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of period.	$—	$—	$8,435	$—	$20,138	$—	$28,573

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$107	$3,456	$28,435	$128,773	$17,475	$—	$178,246

Net cash used in investing activities	(52)	—	—	(212,085)	(333)	—	(212,470)

Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	—	—	72,300	—	—	72,300
Net change in borrowings under secured revolving credit facility	—	—	—	(89,200)	—	—	(89,200)
Proceeds from debt	—	—	—	221,531	2,074	—	223,605
Repayment of debt	—	(9)	(8,313)	—	(4,675)	—	(12,997)
Payment of deferred financing costs	—	—	—	(3,754)	—	—	(3,754)
Issuance of common stock	696	—	—	—	—	—	696
Proceeds from stock option exercises	4,466	—	—	—	—	—	4,466
Cash distribution from (to) affiliates	155,116	(3,184)	(20,122)	(117,665)	(14,145)	—	—
Cash distribution to stockholders	(160,334)	(264)	—	—	—	—	(160,598)

Net cash provided by (used in) financing activities	(56)	(3,457)	(28,435)	83,212	(16,746)	—	34,518

Net increase (decrease) in cash and cash equivalents	(1)	(1)	—	(100)	396	—	294
Cash and cash equivalents at beginning of period	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of period	$—	$—	$—	$927	$1,008	$—	$1,935

NOTE 16 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the senior notes and the senior convertible notes. See “Note – 15 Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and the senior convertible notes and, therefore, are not directly obligated with respect to the senior notes or the senior convertible notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$52,458	$83,704	$—	$136,162
Escrow deposits and restricted cash	—	6,876	—	6,876
Equity in affiliates	79,804	15	(79,819)	—
Investment in affiliates	9,039	—	—	9,039
Other	695	2,264	—	2,959

Total assets	$141,996	$92,859	$(79,819)	$155,036

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$403	$64,277	$—	$64,680
Intercompany	3,687	(3,687)	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	807	—	810
Accounts payable and other accrued liabilities	2,268	6,371	—	8,639

Total liabilities	13,861	67,768	—	81,629
Total stockholders’ equity	128,135	25,091	(79,819)	73,407

Total liabilities and stockholders’ equity	$141,996	$92,859	$(79,819)	$155,036

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$143,458	$94,479	$(79,720)	$158,217

Liabilities and stockholders’ equity
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	23	—	—	23
Accrued interest	103	422	—	525
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	2,622	74,422	—	77,044
Total stockholders’ equity	140,836	20,057	(79,720)	81,173

Total liabilities and stockholders’ equity	$143,458	$94,479	$(79,720)	$158,217

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,419	$2,748	$—	$4,167
Interest and other income	5	188	—	193
Equity earnings in affiliates	194	—	(194)	—

Total revenues	1,618	2,936	(194)	4,360

Expenses:
Interest	—	1,249	—	1,249
Depreciation and amortization	531	880	—	1,411
Property-level operating expenses	89	291	—	380
General, administrative and professional fees	178	109	—	287
Intercompany interest	(62)	213	—	151

Total expenses	736	2,742	—	3,478

Net income	$882	$194	$(194)	$882

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,432	$2,698	$—	$4,130
Interest and other income	—	33	—	33
Equity loss in affiliates	(55)	—	55	—

Total revenues	1,377	2,731	55	4,163

Expenses:
Interest	9	1,269	—	1,278
Depreciation and amortization	537	800	—	1,337
Property-level operating expenses	—	394	—	394
General, administrative and professional fees	82	138	—	220
Intercompany interest	(33)	185	—	152

Total expenses	595	2,786	—	3,381

Net income (loss)	$782	$(55)	$55	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,293	$8,154	$—	$12,447
Interest and other income	8	267	—	275
Equity earnings in affiliates	104	—	(104)	—

Total revenues	4,405	8,421	(104)	12,722

Expenses:
Interest	18	3,728	—	3,746
Depreciation and amortization	1,605	2,488	—	4,093
Property-level operating expenses	89	1,082	—	1,171
General, administrative and professional fees	411	405	—	816
Intercompany interest	(164)	614	—	450

Total expenses	1,959	8,317	—	10,276

Net income	$2,446	$104	$(104)	$2,446

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,285	$8,075	$—	$12,360
Interest and other income	—	91	—	91
Equity loss in affiliates	(107)	—	107	—

Total revenues	4,178	8,166	107	12,451

Expenses:
Interest	26	3,799	—	3,825
Depreciation and amortization	1,606	2,393	—	3,999
Property-level operating expenses	—	1,082	—	1,082
General, administrative and professional fees	300	470	—	770
Intercompany interest	(79)	529	—	450

Total expenses	1,853	8,273	—	10,126

Net income (loss)	$2,325	$(107)	$107	$2,325

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,838	$(1,693)	$—	$11,145
Net cash used in investing activities	—	(127)	—	(127)
Net cash (used in) provided by financing activities	(12,838)	1,484	—	(11,354)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$3,456	$2,330	$—	$5,786
Net cash used in investing activities	—	(208)	—	(208)
Net cash used in financing activities	(3,457)	(2,222)	—	(5,679)

Net decrease in cash and cash equivalents	(1)	(100)	—	(101)
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$338	$—	$338

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	The results of litigation affecting us;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	The movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2007;

•

The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•

Risks associated with our recent acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), including the timely delivery of accurate property-level financial results for our properties and our ability to timely and fully realize the expected revenues and cost savings therefrom;

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

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of September 30, 2007, this portfolio consisted of 252 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 23 medical office and other properties in 43 states and two Canadian provinces, including 77 seniors housing communities we acquired from Sunrise REIT on April 26, 2007. With the exception of our medical office buildings and our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of September 30, 2007.

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

As of September 30, 2007, approximately 39.6%, 22.7% and 15.3% of our properties, based on their original cost, were operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 16.8% and 33.1% of our total revenues for the nine months ended September 30, 2007 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Total revenues attributable to senior living operations managed by Sunrise were $175.8 million for the period from April 26, 2007 through September 30, 2007, representing 32.1% of our total revenues for the nine months ended September 30, 2007.

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

As a result of the Sunrise REIT Acquisition, we acquired a 100% interest in 18 seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and eleven are located in the Canadian provinces of Ontario and British Columbia.

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

On June 19, 2007, we acquired an 80% interest in the seniors housing community located in Staten Island, New York in accordance with the terms of the applicable fixed price acquisition agreement for approximately $25.5 million, inclusive of our share of assumed debt of $15.3 million.

On July 30, 2007, we exercised our option to purchase an 80% interest in the Vaughan, Ontario seniors housing community in accordance with the terms of the applicable fixed price acquisition agreement for Cdn $52.7 million. Substantially all of the purchase price will be funded by amounts previously advanced towards the project by Sunrise REIT prior to our acquisition and the assumption of existing mortgage debt on the property. We expect to complete the acquisition in the fourth quarter of 2007.

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

Preferred stock dividends and issuance costs of $5.2 million related to the Series A Senior Preferred Stock were expensed during the nine-month period ended September 30, 2007. Fees and interest of $5.0 million associated with the senior interim loan are included in interest expense in the Condensed Consolidated Statements of Income for the nine-month period ended September 30, 2007.

We incurred approximately $1.5 million and $2.3 million of merger-related expenses in connection with the Sunrise REIT Acquisition during the three- and nine-month periods ended September 30, 2007. Merger-related expenses include incremental costs directly related to the acquisition and expenses relating to our lawsuit against HCP, Inc.

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

In July 2007, we completed the acquisition of two assisted living communities for $18.5 million, inclusive of assumed debt. The purchase price was allocated between land and buildings and improvements of $0.7 million and $17.8 million, respectively, based upon their estimated fair values. These properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”).

In August 2007, we acquired one medical office building for an aggregate purchase price of $11.8 million. The purchase price was allocated between land and buildings and improvements of $2.4 million and $9.4 million, respectively, based upon their estimated fair values. This building is owned through a joint venture with a partner that provides management and leasing services for the property.

During October 2007, we acquired four medical office buildings, in three separate transactions, for an aggregate purchase price of $101.0 million, inclusive of assumed debt of $14.6 million at the time of the acquisitions. Three of these buildings are owned through joint ventures with partners that provide management and leasing services for the properties.

Kindred Disposition and Lease Renewal

On June 30, 2007, we completed the sale of 22 facilities to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was held in escrow for use in an Internal Revenue Code Section 1031 exchange (of which $5.1 million remained in escrow as of September 30, 2007). In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of assets of $129.5 million during the quarter ended June 30, 2007.

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

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 11, 2007, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule for the prospective payment system for long-term acute care hospitals for the 2008 rate year (July 1, 2007 through June 30, 2008). On July 5, 2007, CMS published corrections to the final rule. The corrected final rule makes many technical changes and adjustments to the prospective payment system, including increasing the standard federal payment rate by 0.71% (which, owing to other changes, will on average represent a 0.6% increase), revising the payment methodologies impacting short-stay outliers, adjusting the wage index component of the federal payment and increasing the high cost outlier threshold. CMS estimates that, due to these changes and adjustments, payments per discharge are expected to decrease by 1.2% on average, when compared to average payments for the fiscal 2007 rate year. The corrected final rule also expands the so-called “25-percent rule,” which limits payments from referring co-located hospitals, to all long-term acute care hospitals. The 25-percent rule is being phased in over a three-year period, and CMS projects it will not result in payment reductions in the first year of implementation. The expansion of the 25-percent rule contained in the corrected final rule could, however, reduce the caseloads or affect the referral patterns of the long-term acute care hospitals operated by our tenants.

On August 22, 2007, CMS published its final rule to update and reform the Inpatient Prospective Payment System (“IPPS”) for short-term and long-term acute care hospitals for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). On October 10, 2007, CMS published corrections to the final rule. The reforms in the corrected final rule are intended to improve the accuracy of Medicare payments for inpatient acute care. The final rule creates 745 new severity-adjusted diagnosis-related groups (“DRGs”) (Medicare Severity DRGs or MS-DRGs) to replace the current 538 DRGs. CMS projects that aggregate annual spending from the reforms will not change. However, CMS expects that payments would increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill.

On September 27, 2007, the U.S. Congress passed the “TMA, Abstinence Education, and QI Programs Extension Act of 2007,” which was signed into law by President Bush on September 29, 2007. The bill reduced a planned “behavioral offset” to the MS-DRGs to -0.6% from -1.2% in federal fiscal year 2008 and to -0.9% from -1.8% in federal fiscal year 2009. The changes to the prospective cuts will result in a restoration of Medicare payment cuts to IPPS hospitals of $2.5 billion over the next two years and $7 billion over the next five years, assuming no additional retrospective adjustments are made. The bill also includes a “lookback” provision which directs the Secretary of Health and Human Services to adjust for hospital overpayments or underpayments if the remaining prospective cuts do not accurately account for real changes in case mix once the new MS-DRG system is fully implemented by 2010.

We are currently analyzing these rules to ascertain their financial implications for the long-term acute care hospitals operated by our tenants.

Medicare Reimbursement; Skilled Nursing Facilities

On August 3, 2007, CMS published its final rule for the Prospective Payment System (“PPS”) and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The final rule, among other things, updates the PPS rates for skilled nursing facilities by increasing the market basket by 3.3% and makes various other technical changes, the economic effects of which have not yet been analyzed. The market basket increase provided under this rule can be overridden by Congressional legislation.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Current Report on Form 8-K filed with the Commission on October 12, 2007 for further information regarding significant accounting policies in addition to those outlined below.

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

Revenue Recognition

Certain of our leases, excluding the Kindred Master Leases but including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Condensed Consolidated Balance Sheets and totaled $49.3 million and $36.7 million at September 30, 2007 and December 31, 2006, respectively.

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

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Code, prior to the second quarter of 2007 we made no provision for federal income tax purposes and we will continue to make no provision for REIT income and expense. As a result of the Sunrise REIT Acquisition, income tax expense or benefit is now being recorded with respect to certain entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when and in what amount an uncertain tax item should be recorded in the financial statements and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, whereas balance sheet accounts are translated using exchange rates in effect at the end of the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Condensed Consolidated Balance Sheets. Transaction gains and losses are recorded in the Condensed Consolidated Statements of Income.

Segment Reporting

As of September 30, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment – investment in real estate – which included the triple-net leased properties and our medical office buildings. Our medical office building segment consists of leasing space primarily to physicians and other healthcare-related businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the medical office buildings, we separated them from the triple-net leased properties segment. However, the medical office building segment is not individually reported because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

Derivative Instruments

We use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements and the risk of foreign currency exchange rate movements. Derivative instruments are reported at fair value on the Condensed Consolidated Balance Sheets. Changes in the fair value of derivatives are recognized as adjustments to net income if the derivative does not qualify for hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. As of September 30, 2007, a $0.5 million net unrealized loss on our interest rate swap is included in accumulated other comprehensive income.

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise REIT. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements. We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price. These contracts were settled on April 26, 2007, the acquisition date, and we received cash of $33.2 million upon settlement. For the nine months ended September 30, 2007, we recognized gains related to call option contracts of $24.3 million, which is included in the Condensed Consolidated Statements of Income as a foreign currency gain.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2007 and 2006

The table below shows our results of operations for the three months ended September 30, 2007 and 2006 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended September 30,		Change
	2007	2006	$	%
Revenues:
Rental income	$121,167	$104,004	$17,163	16.5%
Resident fees and services	103,938	—	103,938	nm
Interest income from loans receivable	477	2,566	(2,089)	(81.4)
Interest and other income	712	285	427	> 100

Total revenues	226,294	106,855	119,439	> 100

Expenses:
Interest	54,092	34,019	20,073	59.0
Depreciation and amortization	70,716	29,024	41,692	> 100
Property-level operating expenses	71,382	727	70,655	nm
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,768 and $751 for the three months ended 2007 and 2006, respectively)	9,315	6,539	2,776	42.5
Foreign currency loss	116	—	116	nm
Rent reset costs	—	7,361	(7,361)	nm
Reversal of contingent liability	—	(1,769)	1,769	nm
Gain on extinguishment of debt	(88)	—	(88)	nm
Merger-related expenses	1,535	—	1,535	nm

Total expenses	207,068	75,901	131,167	> 100

Income before income taxes, minority interest and discontinued operations	19,226	30,954	(11,728)	(37.9)
Income tax benefit	9,463	—	9,463	nm

Income before minority interest and discontinued operations	28,689	30,954	(2,265)	(7.3)
Minority interest, net of tax	675	—	675	nm

Income from continuing operations	28,014	30,954	(2,940)	(9.5)
Discontinued operations	—	1,287	(1,287)	nm

Net income available to common stockholders	$28,014	$32,241	$(4,227)	(13.1)%

nm–Not meaningful

Revenues

The increase in our third quarter 2007 rental income over the same period in 2006 primarily reflects (i) $3.2 million of additional rent resulting from the annual escalator in the rent paid under Kindred Master Leases effective May 1, 2007, and (ii) $13.2 million in additional rent relating to properties acquired during the fourth quarter of 2006 and 2007, including $12.0 million from the Senior Care acquisition, and various other escalations in the rent paid on our existing properties. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Resident fees and services are a direct result of the Sunrise REIT Acquisition. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident agreements, extended health care fees and other ancillary service income.

Interest income from loans receivable decreased from last year due to the bridge loan made in 2006 to affiliates of the seller of the Senior Care properties. The bridge loan bore interest at a rate of approximately 10.4% and was repaid upon the consummation of the Senior Care acquisition in November 2006. Additionally, three of the six first mortgage loans issued during 2005 were repaid in May 2007, representing a decrease of approximately $0.4 million.

Expenses

Total interest expense, including interest allocated to discontinued operations, increased $19.2 million in the third quarter of 2007 over 2006, primarily due to $24.5 million of additional interest from higher loan balances as a result of our 2007 and 2006 acquisition and loan activity, partially offset by a $5.3 million reduction in interest from lower effective interest rates. Interest expense includes $1.5 million and $0.8 million of amortized deferred financing costs for the three months ended September 30, 2007 and 2006, respectively. Our effective interest rate decreased to 6.7% for the three months ended September 30, 2007 from 7.3% for the same period in 2006.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from October 1, 2006 through September 30, 2007. Additionally, we incurred amortization expense of approximately $21.2 million related to in-place lease intangibles from our Sunrise REIT Acquisition. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Property-level operating expenses increased primarily due to the Sunrise REIT Acquisition. Property-level operating expenses include all expenses related to our medical office building operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees is due primarily to increased stock-based compensation and increases in other general and administrative items resulting from our enterprise growth.

In connection with the Kindred rent reset process, we incurred approximately $7.4 million of one-time costs which we expensed during 2006. No similar costs were incurred during 2007.

During 2006, we were notified by the Internal Revenue Service that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit. No similar activity occurred during 2007.

Merger-related expenses were incurred in connection with the Sunrise REIT Acquisition and include incremental costs directly related to the acquisition and expenses relating to our lawsuit against HCP, Inc.

Income tax benefit represents a deferred benefit which is solely due to our taxable REIT subsidiaries as a direct result of the Sunrise REIT Acquisition. See “Note 9 – Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Minority interest, net of tax primarily represents Sunrise’s share of net income from the Sunrise REIT properties based on its ownership percentage in 60 of our seniors housing communities.

Discontinued Operations

The decrease in discontinued operations is due to the reclassification of revenues and expenses to discontinued operations for the three months ended September 30, 2006 resulting from the sale of 22 facilities to Kindred during the second quarter of 2007. See “Note 5 – Dispositions” of the Notes to Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2007 and 2006

The table below shows our results of operations for the nine months ended September 30, 2007 and 2006 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Nine Months Ended September 30,		Change
	2007	2006	$	%
Revenues:
Rental income	$359,374	$292,544	$66,830	22.8%
Resident fees and services	175,338	—	175,338	nm
Interest income from loans receivable	2,115	4,373	(2,258)	(51.6)
Interest and other income	2,411	998	1,413	> 100

Total revenues	539,238	297,915	241,323	81.0

Expenses:
Interest	148,771	97,962	50,809	51.9
Depreciation and amortization	161,516	85,380	76,136	89.2
Property-level operating expenses	122,730	2,003	120,727	nm
General, administrative and professional fees (including non-cash stock-based compensation expense of $5,602 and $2,236 for the nine months ended 2007 and 2006, respectively)	24,919	19,457	5,462	28.1
Foreign currency gain	(24,245)	—	(24,245)	nm
Rent reset costs	—	7,361	(7,361)	nm
Reversal of contingent liability	—	(1,769)	1,769	nm
(Gain) loss on extinguishment of debt	(88)	1,273	(1,361)	nm
Merger-related expenses	2,327	—	2,327	nm

Total expenses	435,930	211,667	224,263	> 100

Income before income taxes, minority interest and discontinued operations	103,308	86,248	17,060	19.8
Income tax benefit	15,074	—	15,074	nm

Income before minority interest and discontinued operations	118,382	86,248	32,134	37.3
Minority interest, net of tax	1,088	—	1,088	nm

Income from continuing operations	117,294	86,248	31,046	36.0
Discontinued operations	135,623	4,385	131,238	nm

Net income	252,917	90,633	162,284	> 100
Preferred stock dividends and issuance costs	5,199	—	5,199	nm

Net income available to common stockholders	$247,718	$90,633	$157,085	> 100%

nm – Not meaningful

Revenues

The increase in rental income in the first nine months of 2007 over the same period in 2006 primarily reflects (i) $24.9 million of additional rent resulting from the annual escalator in the rent paid under Kindred Master Leases effective May 1, 2006 and 2007 and the rent reset under the Kindred Master Leases effective July 19, 2006 and (ii) $38.0 million in additional rent relating to properties acquired during 2006 and 2007, including $35.4 million from the Senior Care acquisition, and various other escalations in the rent paid on our existing properties. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Resident fees and services are a direct result of the Sunrise REIT Acquisition and are attributed to the period from April 26, 2007 through September 30, 2007. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident agreements, extended health care fees and other ancillary service income.

Interest income from loans receivable decreased from last year due to the bridge loan made in 2006 to affiliates of the seller of the Senior Care properties. The bridge loan bore interest at a rate of approximately 10.4% and was repaid upon the consummation of the Senior Care acquisition in November 2006. Additionally, three of the six first mortgage loans issued during 2005 were repaid in May 2007, representing a decrease of approximately $0.4 million.

The increase in interest and other income relates primarily to a gain on the sale of securities.

Expenses

Total interest expense, including interest expense allocated to discontinued operations, increased $49.3 million in the nine months ended September 30, 2007 over the same period in 2006, primarily due to $59.1 million of additional interest from higher loan balances as a result of our 2007 and 2006 acquisition and loan activity, partially offset by a $12.4 million reduction in interest from lower effective interest rates. The increase is also due to a $2.6 million loss on bridge financing related to the Sunrise REIT Acquisition. Interest expense includes $3.9 million and $2.3 million of amortized deferred financing costs for the nine months ended September 30, 2007 and 2006, respectively. Our effective interest rate decreased to 6.8% for the nine months ended September 30, 2007 from 7.4% for the same period in 2006.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from October 1, 2006 through September 30, 2007. Additionally, we incurred amortization expense of approximately $35.6 million related to in-place lease intangibles from our Sunrise REIT Acquisition. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Property-level operating expenses increased primarily due to the Sunrise REIT Acquisition. Property-level operating expenses include all expenses related to our medical office building operations and all amounts incurred for the operations of the acquired Sunrise REIT properties for the period from April 26, 2007 through September 30, 2007, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees is due primarily to increased stock-based compensation and increases in other general and administrative items resulting from our enterprise growth.

The foreign currency gain for the nine months ended September 30, 2007 primarily relates to the Canadian call option contracts that we entered into in conjunction with the Sunrise REIT Acquisition. See “Note 2 – Accounting Policies” of the Notes to Condensed Consolidated Financial Statements. No similar contracts were in place for the comparable 2006 period.

In connection with the Kindred rent reset process, we incurred approximately $7.4 million of one-time costs which we expensed during 2006. No similar costs were incurred during 2007.

During 2006, we were notified by the Internal Revenue Service that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit. No similar activity occurred during 2007.

The gain on extinguishment of debt in 2007 represents the purchase of $5.0 million principal amount of our outstanding 7 1/8% senior notes due 2015 in an open market transaction for a discount. The loss on extinguishment of debt in 2006 represents the write-off of unamortized deferred financing costs related to the refinancing of our previous secured revolving credit facility during the second quarter of 2006.

Merger-related expenses were incurred in connection with the Sunrise REIT Acquisition and include incremental costs directly related to the acquisition and expenses relating to our lawsuit against HCP, Inc.

Income tax benefit represents a deferred benefit which is solely due to our taxable REIT subsidiaries as a direct result of the Sunrise REIT Acquisition. See “Note 9 – Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Minority interest, net of tax primarily represents Sunrise’s share of net income from the Sunrise REIT properties based on its ownership percentage in 60 of our seniors housing communities.

Preferred stock dividends and issuance costs relate to the issuance of 700,000 shares of our Series A Senior Preferred Stock to fund a portion of the Sunrise REIT Acquisition, all of which were redeemed in May 2007 using the proceeds from the sale of common stock. See “Note 4 – Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

The increase in discontinued operations is due to the $3.5 million lease termination fee and the $129.5 million gain on sale of real estate assets recognized in the second quarter of 2007 resulting primarily from the sale of 22 facilities to Kindred. See “Note 5 – Dispositions” of the Notes to Condensed Consolidated Financial Statements.

Funds from Operations

Our funds from operations (“FFO”) for the three- and nine-month periods ended September 30, 2007 and 2006 are summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income available to common stockholders	$28,014	$32,241	$247,718	$90,633
Adjustments:
Real estate depreciation and amortization	70,549	28,543	160,585	84,616
Real estate depreciation related to minority interest	(1,420)	—	(2,358)	—
Discontinued operations:
Gain on sale of real estate assets	—	—	(129,478)	—
Depreciation on real estate assets	—	613	812	1,838

FFO available to common stockholders	97,143	61,397	277,279	177,087
Preferred stock dividends and issuance costs	—	—	5,199	—

FFO	$97,143	$61,397	$282,478	$177,087

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

Liquidity and Capital Resources

During the nine months ended September 30, 2007, our principal sources of liquidity were a bridge loan, preferred equity, proceeds of dispositions, proceeds from common stock offering, cash flows from operations and borrowings under our unsecured revolving credit facility and our Canadian credit facility (defined below). We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions, however, may require funding from borrowings, assumption of debt from the seller, and issuance of secured or unsecured long-term debt or other securities.

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

The $28.6 million of cash and cash equivalents held at September 30, 2007 consists primarily of cash related to our seniors housing communities that are deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. Our ownership share of property-level cash in excess of stipulated amounts set forth in the Sunrise management agreements are currently being distributed to us monthly.

Our unsecured revolving credit facility borrowing base is $600.0 million. Generally, borrowings outstanding under our unsecured revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at September 30, 2007.

On July 27, 2007, we amended our unsecured revolving credit facility, the terms of which include the addition of a $150.0 million “accordion” feature that permits us to expand our borrowing capacity to a total of $750.0 million upon satisfaction of certain conditions. Pricing under the unsecured revolving credit facility did not change and we did not record any material expenses or charges in connection with the amendment.

On August 24, 2007, we entered into a Cdn $90 million unsecured revolving credit facility (the “Canadian credit facility”). The Canadian credit facility matures on February 24, 2008 and includes two three-month extension options, subject to the satisfaction of certain conditions. Generally, borrowings outstanding under the Canadian credit facility bear interest at a fluctuating “Bankers’ Acceptance” rate per annum plus an applicable percentage based on our consolidated leverage. As of September 30, 2007, the applicable percentage was 0.75%.

We intend to continue to fund future investments through cash flows from operations, borrowings under our unsecured revolving credit facilities, assumption of indebtedness, disposition of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of September 30, 2007, we had escrow deposits and restricted cash of $89.8 million and unused credit availability of $492.2 million under our unsecured revolving credit facility and Cdn $1.0 million under the Canadian credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $348.0 million and $178.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is due to FFO that was higher for the nine months ended September 30, 2007 as a result of our real estate acquisitions (primarily the Sunrise REIT Acquisition), rent escalations in our leases with tenants and additional rent resulting from the rent reset under the Kindred Master Leases, and changes in operating assets and liabilities at September 30, 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 billion and $212.5 million for the nine months ended September 30, 2007 and 2006, respectively. These activities consisted primarily of our investments in real estate, offset by proceeds from our mortgage loans, the sale of securities and the sale of assets during the applicable periods. The increase from 2006 is due primarily to the Sunrise REIT Acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $809.1 million for the nine months ended September 30, 2007. Proceeds primarily consisted of $1.2 billion in bridge financing, $1.05 billion from the issuance of common stock and $130.6 million of net borrowings on our unsecured revolving credit facility and our Canadian credit facility. The uses primarily included (i) $1.2 billion for repayment of the bridge financing, (ii) $222.7 million of cash dividend payments to common and preferred stockholders, (iii) $143.8 million of aggregate principal payments on mortgage obligations and (iv) $8.5 million of foreign currency hedge purchases.

Net cash used in financing activities totaled $34.5 million for the nine months ended September 30, 2006. Proceeds consisted primarily of $223.6 million from the issuance of new debt. The primary uses were $160.6 million of cash dividend payments to common stockholders, $13.0 million of aggregate principal payments on mortgage obligations and $16.9 million of net payments under our unsecured and previous secured revolving credit facilities.

Capital expenditures to maintain and improve our triple-net leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these triple-net leased properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the triple-net leases, we anticipate that any expenditures relating to the maintenance of these triple-net leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. With respect to our senior living operations and our medical office buildings, we believe that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facility, our Canadian credit facility and the indentures governing our outstanding senior notes.

Contractual Obligations

As a result of the Sunrise REIT Acquisition, we assumed all rights and obligations of Sunrise REIT under a fixed price acquisition agreement with Sunrise relating to the development by Sunrise of a seniors housing community in Vaughan, Ontario. The fixed price acquisition agreement granted to us an option to purchase a majority interest in this property for a fixed price and on fixed terms, subject to the satisfaction of certain conditions. On July 30, 2007, we exercised our option to purchase an 80% interest in the Vaughan, Ontario seniors housing community in accordance with the terms of the applicable fixed price acquisition agreement for Cdn $52.7 million. Substantially all of the purchase price will be funded by amounts previously advanced towards the project by Sunrise REIT prior to our acquisition and the assumption of existing mortgage debt on the property. We expect to complete the acquisition in the fourth quarter of 2007.

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in the future periods as of September 30, 2007.

	Total	Less than 1 year	1-3 years (4)	3-5 years (5)	More than 5 years (6)
	(In thousands)
Long-term debt obligations (1)(2)	$4,507,738	$379,760	$1,144,905	$1,030,793	$1,952,280
Obligations under interest rate swap (2)	446	365	81	—	—
Acquisition commitments (3)	53,660	53,660	—	—	—
Operating lease obligations	2,735	1,061	1,387	260	27

Total	$4,564,579	$434,846	$1,146,373	$1,031,053	$1,952,307

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under our interest rate swap were based on forward rates obtained as of September 30, 2007.
(3)	Includes commitment for the purchase of one seniors housing property that is tentatively scheduled to close in the fourth quarter of 2007.
(4)	Includes outstanding principal amounts of $174.2 million of the 8 3/4% Senior Notes due 2009 and $103.4 million under the unsecured revolving credit facility.
(5)

Includes outstanding principal amounts of $175.0 of the 6 3/4% Senior Notes due 2010, $0.8 million of Sunrise REIT’s 6.4% Convertible Senior Notes due 2011 and $230.0 million of the 3 7/8% Convertible Senior Notes due 2011.

(6)

Includes outstanding principal amounts of $191.8 million of the 9% Senior Notes due 2012, $175.0 million of the 6 5/8% Senior Notes due 2014, $170.0 million of the 7 1/8% Senior Notes due 2015, $200.0 million of the 6 1/2% Senior Notes due 2016 and $225.0 million of the 6 3/4% Senior Notes due 2017.

In connection with the Kindred spin off, we assigned our former third-party lease obligations and third-party guarantee agreements to Kindred. As of September 30, 2007, we believe that the aggregate exposure under our third-party lease obligations was approximately $16.4 million and that we have no material exposure under the third-party guarantee agreements. Kindred has agreed to indemnify and hold us harmless from and against all claims against us arising out of the third-party leases, and we do not expect to incur any liability under those leases. However, we cannot assure you that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor its obligations under the indemnity agreement relating to the third-party leases. See “Note 10 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

We receive a majority of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our senior living operations and our real estate loan investments. Our obligations under our unsecured revolving credit facility and our Canadian credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and “Bankers’ Acceptances,” respectively.

The general fixed nature of our assets subject to long-term triple-net leases and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and September 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten facilities, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of the payoff of our commercial mortgage backed securities loan, we further reduced the notional amount of the Swap to $100.0 million for the remaining term of the Swap. There are no collateral requirements under the Swap. As of September 30, 2007, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(In thousands)
Notional amount	$100,000	N/A	$100,000	N/A
Gross book value	N/A	$2,855,672	N/A	$2,052,293
Fair value (1)	(485)	2,981,237	(429)	2,190,949
Fair value reflecting change in interest rates:
-100 BPS	(1,130)	3,115,884	(1,725)	2,301,226
+100 BPS	149	2,855,441	830	2,088,514

(1)	The change in fair value of fixed rate debt was due to the assumption of approximately $816.0 million of fixed rate debt as a result of our acquisitions during the nine months ended September 30, 2007.

N/A—Not applicable

We paid an immaterial amount under the Swap during the nine months ended September 30, 2007. Assuming that interest rates do not change, we estimate that we will pay less than $0.1 million on the Swap during the year ending December 31, 2007.

We had approximately $397.6 million of variable rate debt outstanding as of September 30, 2007 and approximately $284.7 million of variable rate debt outstanding as of December 31, 2006. The increase in our outstanding variable rate debt from December 31, 2006 is primarily attributable to additional net borrowings under our unsecured revolving credit facility and our Canadian credit facility of $46.4 million and $89.5 million, respectively, and the assumption of additional variable debt from the Sunrise REIT Acquisition totaling $91.9 million as of September 30, 2007 offset by the repayment of $114.8 million in variable mortgage debt in January 2007 assumed as part of the Senior Care acquisition. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $103.5 million as of September 30, 2007, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2007, interest expense for 2007 would increase by approximately $1.0 million, or $0.01 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

We acquired eleven seniors housing communities in the Canadian provinces of Ontario and British Columbia as part of the Sunrise REIT Acquisition. In addition, we expect to acquire for a fixed price another newly developed community in Canada in 2007 or 2008. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

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

Based upon their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the third quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and Sunrise are parties to long-term management agreements pursuant to which Sunrise provides comprehensive property management services with respect to the Sunrise REIT properties. Each management agreement has a term of 30 years and may only be terminated by us upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies, or upon the occurrence of certain insolvency events relating to Sunrise. In addition, we can terminate the management agreement if a pool of properties fails to achieve a targeted net operating income level over a twelve-month period, other than as a result of a default by Sunrise. Consequently, in order to terminate Sunrise’s management agreement on a single underperforming property we may be obligated to sell the property. If we were to exercise this remedy with respect to a large number of the Sunrise REIT properties, the dispositions could have a Material Adverse Effect on us.

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

Through the Sunrise REIT Acquisition and our resulting relationship with Sunrise pursuant to a strategic alliance agreement, we have acquired a 75% to 85% ownership interest in 60 seniors housing communities, with the minority interest in those communities being owned by affiliates of Sunrise. In addition, as of September 30, 2007 we owned four medical office buildings through joint ventures with partners that provide management and leasing services for the properties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

We acquired eleven seniors housing communities in the Canadian provinces of Ontario and British Columbia as part of the Sunrise REIT Acquisition. In addition, we expect to acquire for a fixed price another newly developed community in Canada in 2007 or 2008. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including borrowing in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

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

Applicable regulations governing assisted living communities generally require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by Sunrise with respect to our Sunrise REIT properties generally allow residents to terminate their agreements on 30 days’ notice. Thus, Sunrise cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident agreements terminate at or around the same time, and if our units remained unoccupied, then our revenues and earnings could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2007:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	254	$35.17
August 1 through August 31	49	$36.24
September 1 through September 30	—	—

(1)	Repurchases represent shares cancelled when surrendered by employees to pay withholding taxes on the vesting of restricted stock.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2007

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