Form 10-K
period 2007-12-31
VENTAS INC
filed 2008-02-29
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.25 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 29, 2007, was approximately $4.8 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 15, 2008, 138,311,810 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2008 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, acquisitions, investment opportunities, merger integration, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

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

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	The results of litigation affecting us;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

i

•	The movement of interest rates and the resulting impact on the value of and the accounting for our interest rate swap agreement;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2007 and for the year ending December 31, 2008;

•

The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants;

•

Risks associated with our acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), including the timely delivery of accurate property-level financial results for our properties and our ability to timely and fully realize the expected revenues and cost savings therefrom;

•

Factors causing volatility in our revenues generated by our seniors housing communities managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”), including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs and professional and general liability claims;

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

•	The impact of the Sunrise strategic review process and accounting, legal and regulatory issues.

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

Sunrise Information

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. According to public disclosures, Sunrise has not been timely filing such required reports and is currently experiencing certain legal, accounting and regulatory difficulties. On July 25, 2007, Sunrise announced that its board of directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of Sunrise. Sunrise has also announced that it intends to file its Annual Report on Form 10-K for the year ended December 31, 2006 no later than March 17, 2008, although there can be no assurance it will do so. If Sunrise does not so file, its shares will likely be delisted from the New York Stock Exchange. We cannot predict what impact, if any, the outcomes of these uncertainties will have on Sunrise’s financial condition or ability to manage our senior living operations. You are encouraged to obtain additional information related to Sunrise at the Commission’s website at www.sec.gov.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ElderTrust Operating Limited Partnership (“ETOP”) to file an Annual Report on Form 10-K for the year ended December 31, 2007. ETOP’s Annual Report, upon filing, shall be deemed incorporated by reference in this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

BUSINESS

Overview

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of December 31, 2007, this portfolio consisted of 519 assets: 253 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 27 medical office and other properties in 43 states and two Canadian provinces, including 77 seniors housing communities we acquired from Sunrise REIT on April 26, 2007. With the exception of our medical office buildings (“MOBs”) and 79 of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements, we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of December 31, 2007.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership, PSLT OP, L.P. and Ventas SSL, Inc., and ETOP, in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties or operating those properties through independent third party managers.

We were incorporated in Kentucky in 1983, commenced operations in 1985 and reorganized as a Delaware corporation in 1987. We operate through two reportable business segments: triple-net leased properties and senior living operations. See our Consolidated Financial Statements and the related notes, including “Note 2—Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Our business strategy is comprised of two primary objectives: (1) diversifying our portfolio of properties and (2) increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, property type, geography and reimbursement source through investments in, and acquisitions and/or development of, additional seniors housing and/or healthcare-related assets across a wide spectrum.

Portfolio of Properties

As of December 31, 2007: we had a 100% ownership interest in 451 of our properties, consisting of 192 seniors housing communities, 42 hospitals, 197 skilled nursing facilities and 20 other properties; we had a 75% to 85% ownership interest in 61 seniors housing communities, with the minority interest in those communities being owned by Sunrise; and we had a majority ownership interest in seven MOBs, with the minority interest in those properties ranging from less than 1% to less than 9% being owned by three different partners that provide management and leasing services for the properties.

The following table provides an overview of our portfolio of properties and other real estate investments as of and for the year ended December 31, 2007:

Portfolio by Type	# of Properties	# of Beds/ Units	Revenue	Percent of Total Revenues		Real Estate Investments, at Cost	Percent of Real Estate Investments	Real Estate Investment Per Bed/Unit	Number of Locations (1)
	(Dollars in thousands)
Seniors Housing and Healthcare-Related Properties
Seniors housing communities	253	24,113	$483,378	62.7%		$4,842,211	76.9%	$200.8	36
Skilled nursing facilities	197	24,577	175,277	22.7		873,958	13.9	35.6	29
Hospitals	42	3,844	92,020	11.9		368,856	5.9	96.0	18
MOBs(2)	19	nm	14,619	1.9		198,203	3.2	nm	8
Other properties	8	122	917	0.1		7,137	0.1	58.5	1

Total seniors housing and healthcare-related properties	519	52,656	$766,211	99.3%		$6,290,365	100.0%		45

Other Real Estate Investments
Loans receivable	4	290	2,586	0.3

Total	523	52,946	$768,797	99.6	%(3)

(1)	As of December 31, 2007, we owned seniors housing and healthcare-related properties located in 43 states and two Canadian provinces. These properties were operated or managed by 21 different operators or third- party managers.
(2)	As of December 31, 2007, sixteen of our MOBs were operated by third-party managers and three were under triple-net leases.
(3)	The remainder of our total revenues is interest and other income.

nm - not meaningful

Seniors Housing and Healthcare-Related Properties

Seniors Housing Communities.    Our seniors housing communities include independent and assisted living communities, and communities providing care for individuals with Alzheimer’s and other forms of memory loss. These communities offer residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, all of which encourage the residents to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

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

Medical Office Buildings.    Our medical office buildings offer office space primarily to physicians and other healthcare-related businesses.

Other Properties.    Our other properties consist of personal care facilities, which provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

Other Real Estate Investments

As of December 31, 2007, our other real estate investments consisted of three first mortgage loans, secured by four properties, in the outstanding aggregate principal amount of $20.1 million.

Each first mortgage loan accrues interest at a rate of 9% per annum and provides for monthly amortization of principal with a balloon payment maturity date ranging between April and July 2010. One of these loans is guaranteed by a third party, unrelated to the borrower, and its two principals. The remaining two loans are guaranteed by an affiliate of the borrower and its two principals.

See “Note 8—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Diversification

Our portfolio of seniors housing and healthcare-related properties is broadly diversified by geographic location in the United States and Canada, with properties in two states comprising more than 10% of our 2007 total revenues. The following table shows our rental income and resident fees and services derived by geographic location for our portfolio of properties:

	For the Year Ended December 31, 2007
	Rental Income and Resident Fees and Services	Percent of Total Revenues
	(Dollars in thousands)
Geographic Location
California	$100,479	13.0%
Illinois	83,694	10.8
Massachusetts	49,709	6.4
Pennsylvania	43,332	5.6
Florida	34,398	4.5
New Jersey	32,908	4.3
Ohio	28,662	3.7
Kentucky	25,088	3.3
North Carolina	24,899	3.2
New York	24,662	3.2
Other (33 states)	271,488	35.2

Total U.S	719,319	93.2%
Canada (two Canadian provinces)	46,892	6.1

Total	$766,211	99.3	%(1)

(1)	The remainder of our total revenues is interest from loans receivable and interest and other income.

Segment Information

As of December 31, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. See “Note 19—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments and the geographic diversification of our portfolio of properties.

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

The following table shows the percentage of our rental income derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	For the Year Ended December 31, 2007
	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	74.0%	51.0%	66.1%
States without CON requirements	26.0	49.0	33.9

Total	100.0%	100.0%	100.0%

Sunrise REIT Acquisition

On April 26, 2007, we completed the acquisition of all of the assets of Sunrise REIT pursuant to the terms of a purchase agreement dated as of January 14, 2007, as amended, among us, our wholly owned subsidiaries, Ventas SSL Ontario I, Inc. (the “Securities Purchaser”) and Ventas SSL Ontario II, Inc. (the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). The aggregate consideration for the Sunrise REIT acquisition, including the assumption of debt, was approximately $2.0 billion.

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

Through the Sunrise REIT acquisition, we acquired a 100% interest in 18 seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and eleven are located in the Canadian provinces of Ontario and British Columbia.

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

Under the terms of the letter agreement dated January 14, 2007 (the “Letter Agreement”) between us and Sunrise, we modified various management and other agreements and contractual relationships that existed between Sunrise, on the one hand, and Sunrise REIT, on the other hand (the “Existing Agreements”). Pursuant to the Letter Agreement, the Strategic Alliance Agreement dated as of December 23, 2004 between Sunrise and Sunrise REIT was terminated effective upon the closing of the Sunrise REIT acquisition, except with respect to certain limited provisions. Under the terms of the Letter Agreement, we have, among other things, a right of first offer to acquire seniors housing communities developed by Sunrise in Canada. In addition, we have a right of first offer to acquire seniors housing communities developed by Sunrise in the United States within a demographically defined radius of any of the properties acquired by us in the Sunrise REIT acquisition. The terms of the rights of first offer for properties in both the United States and Canada are governed generally by the terms set forth in the Strategic Alliance Agreement and the fixed price acquisition agreement referred to in the Strategic Alliance Agreement, but subject to modification of those terms to address changes in circumstances and other matters.

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

We funded the Sunrise REIT acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share, and the assumption of $861.1 million of existing mortgage debt. In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of certain of our Kindred assets (see “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) and borrowings under our unsecured revolving credit facility to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan.

For the year ended December 31, 2007, we expensed $5.2 million of preferred stock dividends and issuance costs related to the Series A Senior Preferred Stock and $5.0 million of fees and interest associated with the senior interim loan (the latter of which is included in interest expense in our Consolidated Statement of Income for the year ended December 31, 2007 included in Part II, Item 8 of this Annual Report on Form 10-K).

On June 19, 2007, we acquired an 80% interest in the seniors housing community located in Staten Island, New York in accordance with the terms of the applicable fixed price acquisition agreement for approximately $25.5 million, inclusive of our share of assumed debt of $15.3 million.

On December 11, 2007, we acquired an 80% interest in the seniors housing community located in Vaughan, Ontario in accordance with the terms of the applicable fixed price acquisition agreement for approximately Cdn $43.6 million, inclusive of our share of assumed debt of Cdn $23.3 million.

We incurred $3.0 million of merger-related expenses (that were not capitalized) in connection with the Sunrise REIT acquisition during the year ended December 31, 2007. Merger-related expenses include incremental costs directly related to the acquisition and expenses relating to our lawsuit against HCP, Inc. related to our acquisition of Sunrise REIT, in which we are the plaintiff.

Significant Tenants and Operators

As of December 31, 2007, approximately 39.7%, 22.0% and 14.9% of our properties, based on their original cost, were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Total revenues attributable to senior living operations managed by Sunrise were $283.1 million for the period from April 26, 2007 through December 31, 2007, representing 36.2% of our total revenues (including amounts in discontinued operations) for the year ended December 31, 2007. Approximately 15.7% and 30.8% of our total revenues (including amounts in discontinued operations) for the year ended December 31, 2007 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Our affiliation with Sunrise is a result of the Sunrise REIT acquisition in April 2007. Our affiliation with Brookdale Senior Living is a result of our acquisition of Provident Senior Living Trust (“Provident”) in June 2005 and the subsequent combination of Brookdale and Alterra under Brookdale Senior Living. Our affiliation with Kindred is a result of our spin off of Kindred in May 1998, pursuant to which we transferred to Kindred our previous hospital, nursing facility and ancillary services businesses and we retained substantially all of the real property which we leased to Kindred.

Triple-Net Leased Properties

Each of our leases with Kindred and Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

Because we lease a substantial portion of our triple-net leased properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us and their willingness to renew those leases upon expiration of the initial base terms thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred and/or Brookdale Senior Living will elect to renew their respective leases with us upon expiration of the initial base terms or any renewal terms thereof. See “Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; either of Kindred’s or

Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required for us to continue to qualify as a REIT” included in Item 1A of this Annual Report on Form 10-K.

Kindred Master Leases.    The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into renewal bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to 15 years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at a specified rate over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease) contingent upon the satisfaction of specified facility revenue parameters. On October 6, 2006, final appraisers designated by us and Kindred specified that the market annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4, and is based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%, under Kindred Master Lease 2. Assuming the specified revenue parameters are met, Base Rent due under the Kindred Master Leases will be approximately $241.7 million from May 1, 2008 to April 30, 2009. See “Note 3—Revenues from Properties” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On April 27, 2007, Kindred renewed, through April 30, 2013, its leases covering all 64 healthcare assets owned by us (seven of which we subsequently sold on June 30, 2007 (see “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K)) whose base term would have expired on April 30, 2008. Kindred retains two additional sequential five-year renewal options for these assets.

Brookdale Senior Living Leases.    Our leases with Brookdale have primary terms of 15 years, commencing either January 28, 2004 (in the case of 15 “Grand Court” properties we acquired in early 2004) or October 19, 2004 (in the case of the properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of 15 years, commencing either October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Under the terms of the Brookdale leases assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%. Under the terms of the Brookdale leases with respect to our “Grand Court” properties, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%. The aggregate annualized contractual cash base rent expected from Brookdale Senior Living for 2008 is approximately $106.7 million, excluding variable interest Brookdale is obligated to pay as additional rent based on various variable rate mortgages assumed by us during the Provident acquisition. The aggregate annualized contractual GAAP rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding the variable interest, expected from Brookdale Senior Living for 2008 is approximately $119.9 million. See “Note 3—Revenues from Properties” and “Note 13—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Senior Living Operations

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004.

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

Competition

We compete for real property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower cost of capital than we do. Our ability to continue to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us. See “Risks Arising from Our Business—We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets” included in Item 1A of this Annual Report on Form 10-K and “Note 9—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The operators and managers of our properties compete on a local and regional basis with other seniors housing and healthcare operators and managers. Their ability to compete successfully for residents and patients at our properties depends upon several factors, including the scope and quality of services provided, the ability to attract and retain qualified personnel, the operational reputation of the operator or manager, physician referral patterns, physical appearance of the properties, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator or manager. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our healthcare operators’ and managers’ ability to compete successfully for residents and patients at the properties. See “Risks Arising from Our Business—Our tenants, managers and operators may be adversely affected by increasing healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2007, we had 53 full-time employees. We consider the relationship with our employees to be good.

Insurance

We maintain and/or require in our existing leases or other agreements that our tenants, managers and operators maintain liability and casualty insurance on our properties and their operations. For example, under the

Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at those properties. However, we cannot assure you that Kindred or our other tenants, managers and operators will maintain such insurance, and any failure by our tenants, managers and operators to do so could have a Material Adverse Effect on us. We believe that our tenants, managers and operators are in substantial compliance with the insurance requirements contained in their respective leases and other agreements with us.

General and professional liability and casualty insurance covering our properties managed by Sunrise and the related operations is currently maintained by Sunrise in accordance with the standards contained in our management agreement with Sunrise. On an annual basis, we may elect to opt in or out of the Sunrise insurance program. If we choose to opt out of the Sunrise insurance program, we would maintain general and professional liability and casualty insurance for our Sunrise-managed properties in accordance with the standards contained in our Sunrise management agreements. Regardless of who maintains this insurance, however, the costs of the insurance program covering our Sunrise-managed properties are facility expenses paid from the revenues of these properties.

We believe that the amount and scope of insurance coverage provided by our own and our tenants’, managers’ and operators’ policies are customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of insurance coverage.

Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums for such insurance coverage remain very high. As a result, many healthcare providers may incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with insurance programs that provide less insurance coverage. Therefore, we cannot assure you that our tenants, managers and operators will continue to carry the insurance coverage required under the terms of their leases and other agreements with us or that we will continue to require the same levels of insurance under those leases and agreements.

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

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of certain of our properties derive a substantial portion of their revenues from third-party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed from time to time, and at any time, by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” Such changes may be applied retroactively under certain circumstances. In addition, private payors, including managed care payors, continually demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to intensify and continue. We cannot assure you that adequate third-party reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

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

Seniors Housing Communities.    Our seniors housing communities include independent and assisted living communities, and communities providing care for individuals with Alzheimer’s and other forms of memory loss. These communities offer residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, all of which encourage the residents to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

Seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of seniors housing communities around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of these properties.

To date, Congress has deferred to state regulation of seniors housing communities. As a result of the increased federal scrutiny along with the rapid increase in the number of these properties, some states have revised and strengthened their regulation of seniors housing communities. More states are expected to do the same in the future.

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

Any significant expansion in the number or type of, or a violation of any of, these federal, state or local laws and regulations also could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

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

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Increased funding through recent federal and state legislation has led to a dramatic increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

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

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	The one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%, instituted by the Centers for Medicare & Medicaid Services (“CMS”) beginning on October 1, 2003;

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”);

•	The Deficit Reduction Act of 2005 (Pub. L No. 109-171) (“DRA”); and

•	The Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432).

The Medicare and Medicaid programs, including payment levels and methods, are continually evolving and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make rental payments to us and which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The BBA mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”), which became effective on October 1, 2002 for cost reporting periods commencing on or after October 1, 2002. All long-term acute care hospitals are required to have transitioned to LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs.

Under LTAC PPS, long-term acute care hospitals are reimbursed on a predetermined rate rather than on a reasonable cost basis that reflects costs incurred. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.

Updates to the LTAC PPS payment rates are published annually for the long-term acute care hospital rate year (July 1 through June 30). However, annual updates to the LTAC PPS classification system and its relative weighting system (LTC-DRGs) continue to coincide with the federal fiscal year (October 1 through September 30), as with the prospective payment system for short-term acute care hospitals. These updates are established by regulators each year.

On May 11, 2007, CMS published its final rule updating LTAC PPS payment rates for the 2008 rate year (July 1, 2007 through June 30, 2008). On July 5, 2007, CMS published corrections to the final rule. The corrected final rule makes many technical changes and adjustments to LTAC PPS, including increasing the standard federal payment rate by 0.71% (which, owing to other changes, will on average represent a 0.6% increase), revising the payment methodologies impacting short-stay outliers, adjusting the wage index component of the federal payment and increasing the high cost outlier threshold. CMS estimates that, due to these changes and adjustments, payments per discharge are expected to decrease in the 2008 rate year by 1.2% on average, when compared to average payments for the 2007 rate year. The corrected final rule also expands the so-called “25-percent rule,” which limits payments from referring co-located hospitals, to all long-term acute care hospitals. The 25-percent rule is being phased in over a three-year period, and CMS projects that it will not result in payment reductions in the first year of implementation. The expansion of the 25-percent rule contained in the corrected final rule could, however, reduce the caseloads or affect the referral patterns of the long-term acute care hospitals operated by our tenants.

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

On September 27, 2007, the U.S. Congress passed the “TMA, Abstinence Education, and QI Programs Extension Act of 2007,” which was signed into law by President Bush on September 29, 2007. The bill reduced a planned “behavioral offset” to the MS-DRGs to -0.6% from -1.2% in federal fiscal year 2008 and to -0.9% from -1.8% in federal fiscal year 2009. The changes to the prospective cuts will result in a restoration of Medicare payment cuts to IPPS hospitals of $2.5 billion over the next two years and $7 billion over the next five years, assuming no additional retrospective adjustments are made. The bill also includes a “lookback” provision, which directs the Secretary of Health and Human Services to adjust for hospital overpayments or underpayments if the remaining prospective cuts do not accurately account for real changes in case mix once the new MS-DRG system is fully implemented by 2010.

On December 29, 2007, President Bush signed into law the “Medicare, Medicaid, and SCHIP Extension Act of 2007” (the “Medicare Extension Act”). Section 114 of the Medicare Extension Act is intended to implement the recommendations of the Medicare Payment Advisory Commission (“MedPAC”) to better define long-term acute care hospitals and the patients they treat by using better patient and facility-level criteria. Long-term acute care hospitals must institute a patient review process to better assess patients upon admission and on a continuing basis for appropriateness of care. CMS medical necessity reviews for long-term acute care hospitals will be significantly expanded. Section 114 of the Medicare Extension Act, among other things, also provides the following relief from recent long-term acute care hospital payment policy changes:

•	it prevents CMS from applying the 25-percent rule for three years to freestanding and grandfathered long-term acute care hospitals;

•	it modifies the application of the 25-percent rule to certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years;

•	it prevents CMS from applying the “very short stay outlier” policy for three years; and

•	it prevents CMS for three years from making any one-time adjustments to correct estimates used in implementing LTAC PPS.

Lastly, the Medicare Extension Act places a partial-year freeze on long-term acute care hospital rates in the fourth quarter of fiscal year 2008 (from April 1, 2008 through June 30, 2008) and introduces a moratorium on new long-term acute care hospitals and beds for three years.

On January 29, 2008, CMS issued a proposed rule proposing an increase of 2.6% in annual payment rates for the 2009 rate year (proposed as July 1, 2008 through September 30, 2009). CMS believes this proposal complies with the Medicare Extension Act. The proposed rule includes a 3.5% increase in the hospital market basket index, less a 0.9% adjustment to offset recent coding behavioral changes. CMS estimates aggregate long-term acute care hospital payments to reach approximately $4.44 billion under the proposed rule, an increase of approximately $124 million over the 2008 rate year. CMS is also proposing to change the annual rate update back to October 1 to coincide with the annual update to MS-DRG classifications and weights, etc. Accordingly, this 2009 rate year update will be effective for a 15-month period (July 1, 2008 through September 30, 2009). Lastly, the proposed rule is proposing to increase the fixed-loss threshold amount for high cost outlier cases by 2% to $21,199, from $20,738. The proposed rule is subject to a 60-day comment period.

We cannot assure you that future updates to the LTAC PPS system or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See “Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Medicare Reimbursement; Skilled Nursing Facilities

The BBA also established a prospective payment system for skilled nursing facilities (“SNF PPS”) offering Part A covered services. Under the SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs. Under the SNF PPS, per diem payments are made to nursing home facilities for each resident.

In response to widespread healthcare industry concern about the reductions in payments under BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 and continuing until case mix refinements were implemented by CMS, as explained below. Under BBRA, outpatient rehabilitation therapy providers, including Part B nursing facilities, also received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005 pursuant to the Medicare Modernization Act. On January 1, 2006, these therapy limitations went into effect until the DRA was enacted. This new law, signed by President Bush on February 8, 2006, retroactively established an exception process for the payment of all claims above the limits when such services are medically necessary. Under CMS’s final rule updating LTC-DRGs for the 2007 federal fiscal year, the annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap on occupational therapy were lifted for those patients who can demonstrate medical necessity. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006, which, among other things, extended the DRA process for obtaining relief from the therapy caps through December 31, 2007. The DRA process was again extended through June 30, 2008 by Section 105 of the Medicare Extension Act.

In addition, under CMS’s final rule updating LTC-DRGs for federal fiscal year 2007, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from federal fiscal year 2006 to 2010. The rule also includes various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

Pursuant to CMS’s final rule updating SNF PPS for the 2006 federal fiscal year, CMS, among other things, refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

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

On August 3, 2007, CMS published its final rule for SNF PPS and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The final rule, among other things, updates the SNF PPS rates by increasing the market basket by 3.3% and makes various other technical changes, the economic effects of which have not yet been analyzed. However, the market basket increase provided under this rule can be overridden by Congressional legislation. In addition, the President’s proposed 2009 budget contains provisions that, if implemented, could reduce or slow the growth in Medicare reimbursement rates for skilled nursing facilities.

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

In the DRA, Congress made changes to the Medicaid program that are estimated to result in $10 billion in savings to the federal government over five years following enactment of the legislation primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by the CMS’s final rule updating SNF PPS for the 2006 federal fiscal year described above are also anticipated to reduce Medicaid payments to skilled nursing facility operators in the future. In addition, as part of the Tax Relief and Health Care Act of 2006, Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it is anticipated that this reduction should have a negligible effect, affecting only those states with taxes in excess of 5.5%. We have not yet ascertained the impact of this reduction on our skilled nursing facility operators.

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

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been a release or threatened release of a hazardous or toxic substance and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons or property. See “Risks Arising from Our Business—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs” included in Item 1A of this Annual Report on Form 10-K.

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

We have also generally agreed to indemnify certain of our operators against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the lease commencement date for the applicable leased property. We have agreed to indemnify Sunrise against any environmental claims (including penalties and clean-up costs) resulting from any conditions on our properties managed by Sunrise, unless Sunrise caused or contributed to those conditions.

We did not make any material capital expenditures in connection with these environmental, health, and safety laws, ordinances and regulations in 2007 and do not expect that we will have to make any such material capital expenditures during 2008.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

This section summarizes certain U.S. federal income tax considerations that you may consider relevant as a holder of our common stock. It is not tax advice. The discussion does not address all aspects of taxation that may be relevant to particular stockholders in light of their personal investment or tax circumstances, nor does it apply to certain types of stockholders that are subject to special treatment under the federal income tax laws, such as insurance companies, tax-exempt organizations (except to the extent discussed below under “—Treatment of Tax-Exempt Stockholders”), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S. persons and foreign corporations (except to the extent discussed below under “—Special Tax Considerations for Non-U.S. Stockholders”).

The statements in this section are based on the Code, Treasury Regulations and administrative and judicial interpretations thereof. The laws governing the federal income tax treatment of REITs and their stockholders are highly technical and complex, and this summary is qualified in its entirety by the authorities listed above, as in effect on the date hereof. We cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement in this section to be inaccurate.

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

Notwithstanding our qualification as a REIT, we will be subject to federal income tax on any undistributed taxable income, including undistributed net capital gains, at regular corporate rates. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “—Requirements for Qualification as a REIT—Annual Distribution Requirements.” Under certain circumstances, we may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have (i) net income from the sale or other disposition of “foreclosure property” (see below) that is held primarily for sale to customers in the ordinary course of business or (ii) certain other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on such income. See “—Requirements for Qualification as a REIT—

Asset Tests.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income will be subject to a 100% tax.

We may also be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate level tax). If we dispose of any of these assets and recognize gain on the disposition of such asset during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally will be subject to regular corporate income tax on the gain equal to the lower of (i) the recognized gain at the time of the disposition or (ii) the built-in gain in that asset as of the date it became a REIT asset.

In addition, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below) and nonetheless have maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the gross income attributable to the greater of the amount by which we failed the 75% or 95% tests (or, for our 2001 through 2004 taxable years, a 90% test in lieu of the 95% test), multiplied by a fraction intended to reflect our profitability. Further, if we were to violate one or more of the REIT asset tests (as discussed below) under certain circumstances, but the violation was due to reasonable cause and not willful neglect and we were to take certain remedial actions, we may avoid a loss of our REIT status by, among other things, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during a specified period. In addition, if we should fail to satisfy one or more requirements for REIT qualification, other than the 75% and 95% gross income tests and other than the assets test, but nonetheless maintain our qualification as a REIT because certain other requirements have been met, we may be subject to a $50,000 penalty for each failure. Finally, we will incur a 100% excise tax on certain transactions with a taxable REIT subsidiary that are not conducted on an arm’s-length basis.

See “—Requirements for Qualification as a REIT” below for other circumstances in which we may be required to pay federal taxes.

Requirements for Qualification as a REIT

To qualify as a REIT, we must meet the requirements discussed below, relating to our organization, sources of income, nature of assets and distributions of income to stockholders.

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

We believe, but we cannot assure you, that we have satisfied and will continue to satisfy the organizational requirements. In order to prevent a concentration of ownership of our stock that would cause us to fail the 5/50

Rule or the 100 Shareholder Rule, we have placed certain restrictions on the transfer of our shares that are intended to prevent such concentration of share ownership. However, such restrictions may not prevent us from failing to meet these requirements, and thereby failing to qualify as a REIT.

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

If we fail to satisfy one or both of the gross income tests and the relief provisions for any year, we will not qualify as a REIT for such year. If we lose our REIT status, it would have a Material Adverse Effect on us.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interest in real property and in mortgages on real property and shares in other qualifying REITs) or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”). Second, of the investments not meeting the requirements of the 75% asset test, the value of any one issuer’s debt and equity securities owned by us (other than our interest in any entity classified as a partnership for federal income tax purposes, the stock of a taxable REIT subsidiary (as defined below) or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any one issuer’s outstanding voting securities (the “10% voting securities test”) or 10% of the value of any one issuer’s outstanding securities, subject to limited “safe harbor” exceptions (the “10% value test”). In addition, no more than 20% of the value of our assets can be represented by securities of taxable REIT subsidiaries (the “20% TRS test”).

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

We believe, but we cannot assure you, that we have been and will continue to be in compliance with the 75% asset test, the 10% voting securities test, the 10% value test, the 5% asset test and the 20% TRS test. If we fail to satisfy any of these tests and the relief provisions, we would lose our REIT status, which would have a Material Adverse Effect on us.

Foreclosure Property

The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests; however, a corporate tax is imposed upon such net non-qualifying income from “foreclosure property.” Detailed rules specify the calculation of the tax, and the after-tax amount would increase the dividends we would be required to distribute to stockholders each year. See “—Annual Distribution Requirements” below.

Foreclosure property treatment will end on the first day on which we enter into a lease of the property that will give rise to income that is not “good REIT” income under Section 856(c)(3) of the Code. In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building, or other improvement more than 10% complete before default became imminent). Foreclosure property treatment is available for an initial period of three years and may, in certain circumstances, be extended for an additional three years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may, in certain circumstances, be extended for an additional four years.

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

Annual Distribution Requirements

In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (i) the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if (i) they are (A) declared in October, November or December, (B) payable to stockholders of record on a specified date in any one of these months and (C) actually paid during January of such following year or (ii)(A) they are declared before we timely file our tax return for such year, (B) paid on or before the first regular dividend payment after such declaration, and (C) we elect on our federal income tax return for the prior year to have a specified amount of the subsequent dividend as treated as paid in the prior year. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of net operating loss or capital loss carryforwards. If any taxes are paid in connection with the Built-in Gains Tax rules, these taxes will be deductible in computing REIT taxable income. Furthermore, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of January following such calendar year) at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

We believe, but we cannot assure you, that we have satisfied the annual distribution requirements for the year of our REIT election and each year thereafter through the year ended December 31, 2007. Although we intend to continue meeting the annual distribution requirements to qualify as a REIT for federal income tax purposes for the year ending December 31, 2008 and subsequent years, it is possible that economic, market, legal, tax or other considerations may limit our ability to meet such requirements. As a result, if we were not able to meet the annual distribution requirement, we would fail to qualify as a REIT. Moreover, if we distribute 100% of our REIT taxable income by taking advantage of the “throwback rule” described in clause (ii)(C) of the second sentence of the preceding paragraph, satisfying the REIT distribution requirement and generally avoiding corporate level tax, we may incur a 4% nondeductible excise tax.

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

If our election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests and no relief provisions were to apply), we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates (for all open tax years beginning with the year our REIT election is revoked or terminated) except to the extent of net operating loss and capital loss carryforwards. Distributions to stockholders would not be deductible by us, nor would they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. It is impossible to predict whether we would be entitled to such statutory relief.

Federal Income Taxation of U.S. Stockholders

As used herein, the term “U.S. Stockholder” means a holder of our common stock that for U.S. federal income tax purposes is: (i) an individual who is a citizen or resident of the United States; (ii) a corporation created or organized in or under the laws of the United States or of any political subdivision thereof; (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) any trust with respect to which (A) a U.S. court is able to exercise primary supervision over the administration of such trust or (B) an election has been made under applicable Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If a partnership holds our common stock, the tax treatment of a partner will generally depend on the status of the partner and on the activities of the partnership. Partners of partnerships holding our stock should consult their tax advisors. This section assumes the U.S. Stockholder holds our common stock as a capital asset.

As long as we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taken into account by such U.S. Stockholders as ordinary income and will not be eligible for the qualified dividends rate generally available to non-corporate holders or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. The tax rates applicable to such capital gains are discussed below. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder’s shares (determined on a share-by-share basis), but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder’s shares, such distributions will be included in income as capital gains. The tax rate applicable to such capital gain will depend on the stockholder’s holding period for the shares. In addition, any distribution declared by us in October, November or December of any year and payable to a stockholder of record on a specified date in any such month shall be treated as both paid by us and received by the stockholder on December 31 of such year, provided that the distribution is actually paid by us during January of the following calendar year.

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

We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as to the portion that is a “15% rate gain distribution” and the portion that is an unrecaptured Section 1250 distribution. A 15% rate gain distribution is a capital gain distribution to domestic stockholders that are individuals, estates or trusts that is taxable at a maximum rate of 15%. An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic stockholders that are individuals, estates or trusts at a maximum rate of 25%.

Taxation of U.S. Stockholders on the Disposition of Shares of Common Stock

In general, a U.S. Stockholder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of our common stock as long-term capital gain or loss if the U.S. Stockholder has held the shares for more than one year, and otherwise as short-term capital gain or loss. However, a U.S. Stockholder must treat any loss upon a sale or exchange of shares of our common stock held for six months or less as a long-term capital loss to the extent of capital gain dividends and any other actual or deemed distributions from us which the U.S. Stockholder treats as long-term capital gain. All or a portion of any loss that a U.S. Stockholder realizes upon a taxable disposition of our common stock may be disallowed if the U.S. Stockholder purchases other shares of our common stock within 30 days before or after the disposition.

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

Special Tax Considerations for Non-U.S. Stockholders

The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign estates and foreign trusts (collectively, “Non-U.S. Stockholders”) are complex, and the following is no more than a brief summary of those rules. Non-U.S. Stockholders should consult with their own tax advisors to determine the impact of federal, state, local and non-U.S. tax laws with regard to their ownership of our common stock, including any reporting requirements.

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

Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s shares (determined on a share-by-share basis), but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

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

For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 5% of our common shares at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a Non-U.S. Stockholder as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 5% of our shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA made to a Non-U.S. Stockholder that owns more than 5% of our shares also may be subject to 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% of any distribution to a Non-U.S. Stockholder that owns more than 5% of our shares which is or could be designated as a capital gain dividend attributable to U.S. real property interests. Moreover, if we designate previously made distributions as capital gain dividends attributable to U.S. real property interests, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends subject to FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder’s FIRPTA tax liability. It should be noted that the 35% withholding tax rate on capital gain dividends paid to Non-U.S. Stockholders owning more than 5% of our shares is higher than the maximum rate on long-term capital gains of non-corporate persons. Capital gain dividends not attributable to gain on the sale or exchange of U.S. real property interests are not subject to U.S. taxation if there is no requirement of withholding.

If a Non-U.S. Stockholder does not own more than 5% of our shares at any time during the one-year period ending on the date of the distribution, the gain will not be considered to be effectively connected with a U.S. business. As such, a Non-U.S. Stockholder who does not own more than 5% of our shares would not be required to file a U.S. federal income tax return by receiving such a distribution. In this case, the distribution will be treated as a REIT dividend to that Non-U.S. Stockholder and taxed as a REIT dividend that is not a capital gain distribution (and subject to possible withholding) as described above. In addition, the branch profits tax will not apply to the distribution.

For so long as our common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain will be subject to a 30% tax on a gross basis). A

“Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of our common stock (as outstanding from time to time).

In general, the sale or other taxable disposition of our common stock by a Five Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the disposition in question, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders. Although we believe that we currently qualify as a domestically controlled REIT, because our common stock is publicly traded, we cannot assure you that we currently qualify or will qualify as a domestically controlled REIT at any time in the future. If we do not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our common stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

Information Reporting Requirements and Backup Withholding Tax

Information reporting to our stockholders and to the IRS will apply to the amount of distributions paid during each calendar year and distributions required to be treated as so paid during a calendar year, and the amount of tax withheld, if any, and to the proceeds of a sale or other disposition of our common stock. Under the backup withholding rules, a stockholder may be subject to backup withholding at the applicable rate (currently 28%) with respect to distributions paid and proceeds from a disposition of our common stock unless such holder (i) is a corporation, non-U.S. person or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.

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

As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a broker that (i) is a U.S. person, (ii) is a foreign partnership that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, or (iii) is a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A Non-U.S. Stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

Other Tax Consequences

State and Local Taxes

We and/or our stockholders may be subject to taxation by various states and localities, including those in which we or a stockholder transact business, own property or reside. The state and local tax treatment may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisers regarding the effect of state and local tax laws, in addition to the federal, foreign and other tax laws, in connection with an investment in our common stock.

Possible Legislative or Other Actions Affecting Tax Consequences

You should recognize that our present federal income tax treatment may be modified by future legislative, judicial and administrative actions or decisions at any time, which may be retroactive in effect, and which could adversely affect the tax consequences of an investment in shares of our common stock. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. We cannot predict the likelihood of passage of any new tax legislation or other provisions either directly or indirectly affecting us or our stockholders or the value of an investment in our common stock.

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

Risks Arising from Our Business

We are dependent on Kindred and Brookdale Senior Living; either of Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required for us to continue to qualify as a REIT.

We are dependent on Kindred and Brookdale Senior Living in the following ways:

•

We lease a substantial portion of our properties to Kindred and subsidiaries of Brookdale Senior Living, and therefore Kindred and Brookdale Senior Living accounted for a significant portion of our total revenues in 2007 and 2006, and they are expected to continue to be significant sources of our revenues;

•

Since the Kindred Master Leases and our leases with subsidiaries of Brookdale Senior Living are triple-net leases, we depend on Kindred and those subsidiaries to pay insurance, taxes, utilities and maintenance and repair expenses required in connection with the leased properties; and

•

Kindred and certain subsidiaries of Brookdale Senior Living have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses.

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

We may have to find another tenant or operator for the properties covered by one or more of the Kindred Master Leases or our leases with subsidiaries of Brookdale Senior Living or any of our other tenants or operators upon the expiration of the terms of the applicable lease or upon a default by Kindred or any of those subsidiaries, tenants or operators. During any period that we are attempting to locate one or more tenants or operators, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that Kindred, subsidiaries of Brookdale Senior Living or any of our other tenants or operators will elect to renew their respective leases with us upon expiration of the terms thereof, nor can we assure you that we will be able to locate another suitable tenant or operator or, if we are successful in locating such a tenant or operator, that the rental payments from that new tenant or operator would not be significantly less than the existing rental payments. Our ability to locate another suitable tenant or operator may be significantly delayed or limited by various state licensing, receivership, CON or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets.

We intend to continue to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare-related assets domestically and internationally, subject to the contractual restrictions contained in our revolving credit facility, our Canadian credit facility and the indentures governing our outstanding senior notes. Investments in and acquisitions of these properties, including the properties acquired in connection with the acquisition of the assets of Sunrise REIT, entail general risks associated with any real estate investment, including risks that the investment will fail to perform in accordance with expectations, that the estimates of the cost of improvements necessary for acquired properties will prove inaccurate or that the tenant or operator will fail to meet performance expectations. In addition, investments in and acquisitions of properties outside the United States would subject us to legal, economic and market risks associated with operating in foreign countries, such as currency and tax risks. Any new development projects that we pursue would also be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the risk of incurring development costs in connection with projects that are not pursued to completion. In addition, we may borrow to finance any investments in, and/or acquisitions or development of, seniors housing, healthcare-related and/or other properties, which would increase our leverage.

We compete for investment and acquisition opportunities with entities that have substantially greater financial resources than we do. Our ability to compete successfully for these opportunities is affected by many factors, including our cost of obtaining debt and equity capital at rates comparable to or better than our competitors. Competition generally may reduce the number of suitable investment and acquisition opportunities available to us and increase the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K. Even if we succeed in identifying and competing for investment or acquisition opportunities, these opportunities would subject us to the risk that the value of the properties or businesses we invest in or acquire could decrease substantially after such investment or acquisition, that we might be unable to accurately assess the value of properties or businesses that are not of the type we currently own or that the investment or acquisition would divert management’s attention from our existing business, some or all of which could have a Material Adverse Effect on us.

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

We invest primarily in real estate—in particular, seniors housing and healthcare-related properties. Accordingly, we are exposed to the risks inherent in concentrating investments in real estate, and these risks are magnified by the fact that our real estate investments are limited to properties used in the seniors housing or healthcare industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us. A downturn in the seniors housing or healthcare industries could negatively impact our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which consequences may not have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our tenants and operators. Our ability to invest in non-seniors housing or non-healthcare-related properties is restricted by the terms of our revolving credit facility and our Canadian credit facility, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of seniors housing or healthcare.

Our tenants, managers and operators may be adversely affected by increasing healthcare regulation and enforcement.

We believe that the regulatory environment surrounding the long-term healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred, Brookdale Senior Living and Sunrise.

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

If our tenants, managers or operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Our tenants, managers and operators also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In addition, failure of our tenants, managers or operators to comply with the applicable healthcare regulations could adversely affect its results of operations and financial condition and the results of operations of our properties operated or managed by it which, in turn, could have a Material Adverse Effect on us.

We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on our tenants, managers and operators, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators.

Kindred and certain of our other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers, such as the proposed rule issued by CMS on January 29, 2008 updating LTAC PPS payment rates for the 2009 rate year and the President’s proposed 2009 budget that could affect SNF PPS rates. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by Kindred and our other tenants and operators which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of Kindred and certain of our other tenants and operators, which, in turn, could have a Material Adverse Effect on us.

The properties managed by Sunrise account for a significant portion of our revenues, and Sunrise is currently experiencing significant legal, accounting and regulatory difficulties.

Sunrise currently manages 79 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their original cost, and account for a significant portion of our revenues. According to public disclosures, Sunrise is currently reviewing its strategic alternatives and is experiencing significant legal, accounting and regulatory difficulties. Sunrise announced that it intends to file its Annual Report on Form 10-K for the year ended December 31, 2006 no later than March 17, 2008, although there can be no assurance it will do so. If Sunrise does not so file, its shares will likely be delisted from the New York Stock Exchange. The diversion of Sunrise management and employee attention away from the operation of our properties to the strategic review process and these other difficulties could adversely affect the performance of our assets, which, in turn, could have a Material Adverse Effect on us. We cannot assure you that these issues will not harm Sunrise’s business reputation or its ability to attract and retain qualified employees and to enlist and maintain residents in our properties, which also could have a Material Adverse Effect on us. In addition, we cannot predict the impact, if any, that the resolution of these uncertainties will have on our financial condition and results of operations. The failure or inability of Sunrise to satisfy its legal, accounting and regulatory requirements and to pay and perform its obligations could have a Material Adverse Effect on us.

We rely on Sunrise to manage a significant number of our seniors housing communities efficiently and effectively; Sunrise’s inability to do so could have a Material Adverse Effect on us.

Although we have various rights as owner under the Sunrise management agreements, we are relying on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage a significant number of our seniors housing communities efficiently and effectively. We are also relying on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements and in compliance with all applicable laws and regulations. Any change in the senior management of Sunrise or any adverse developments in Sunrise’s business and affairs, financial strength or ability to operate our properties efficiently and effectively could have a Material Adverse Effect on us. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may require that Sunrise enhance its pay and benefits package to compete effectively for such personnel, the costs of which are included in the operating budget for each property. Sunrise may not be able to offset such added costs by increasing the rates charged to residents. Any increase in these costs or any failure by Sunrise to attract and retain qualified personnel could adversely affect the income we receive from these properties. In addition, any inability or unwillingness on Sunrise’s part to satisfy its obligations under the management agreements it has with us could have a Material Adverse Effect on us.

We are exposed to various operational risks, liabilities and claims with respect to our seniors housing communities managed by Sunrise that may adversely affect our ability to generate revenues and/or increase our costs and could have a Material Adverse Effect on us.

Historically, we have leased our healthcare properties, other than our MOBs, to healthcare operating companies under triple-net leases, which require the tenants to pay all property-related expenses and to make rental payments to us. As a result of the Sunrise REIT acquisition, however, we are now exposed to various operational risks, liabilities and claims with respect to our Sunrise-managed properties that may adversely affect our ability to generate revenues and/or increase our costs, thereby reducing our profitability. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, increases in costs of materials, energy, labor and services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims and the availability and costs of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies at our Sunrise-managed properties, which could have a Material Adverse Effect on us.

We have only limited rights to terminate our management agreements with Sunrise, and we may be unable to replace Sunrise if our management agreements are terminated or not renewed.

We and Sunrise are parties to long-term management agreements pursuant to which Sunrise currently provides comprehensive property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years and may only be terminated by us upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies, or upon the occurrence of certain insolvency events relating to Sunrise. We can also terminate the management agreement if a pool of properties fails to achieve a targeted net operating income level over a twelve-month period, other than as a result of a default by Sunrise. Consequently, in order to terminate Sunrise’s management agreement on a single underperforming property, we may be obligated to sell the property. If we were to exercise this remedy with respect to a large number of our seniors housing communities managed by Sunrise, the dispositions could have a Material Adverse Effect on us.

In the event that our management agreements with Sunrise are terminated for any reason or are not renewed upon expiration of their terms, we will have to find another manager for the properties covered by those agreements. We cannot assure you that we will be able to locate another suitable manager or, if we are successful in locating such a manager, that such manager will manage the properties as effectively as Sunrise. Any such inability or lengthy delay in replacing Sunrise as manager following termination or non-renewal of our management agreements could have a Material Adverse Effect on us.

We may not be able to realize the intended benefits of the Sunrise REIT acquisition, which could adversely affect our financial condition and results of operations.

The Sunrise REIT acquisition poses a number of risks, including the risks that:

•	the acquired properties may not perform as well as we anticipated due to various factors, such as disruptions caused by the integration of operations with us and changes in economic conditions;

•	because we do not manage the day-to-day operations of the acquired properties, we rely on Sunrise to provide accurate property-level financial results for our properties in a timely manner; and

•	we may experience greater than expected costs and/or may not realize the expected revenues, cost savings or development opportunities from the transaction within the expected timeframe, if at all.

If the liabilities we have assumed in the Sunrise REIT acquisition are greater than expected, or if there are unknown liabilities relating to the Sunrise REIT properties, our business could be materially and adversely affected.

We acquired our ownership interests in many of the Sunrise REIT properties through the acquisition of the entities that own these properties. These entities may be subject to liabilities unknown to us that, if asserted, could have a Material Adverse Effect on us, such as:

•	liabilities relating to the clean-up or remediation of undisclosed environmental conditions;

•	unasserted claims of vendors or other persons dealing with such entities;

•	liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to the Sunrise REIT acquisition;

•	claims for indemnification by general partners, directors, officers and others indemnified by such entities; and

•	liabilities for taxes relating to periods prior to the Sunrise REIT acquisition.

As a result, we cannot assure you that the Sunrise REIT acquisition will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed are greater than expected, or if there are obligations relating to the Sunrise REIT properties of which we were not aware at the time we completed the Sunrise REIT acquisition, our business could be materially and adversely affected.

Our current and future investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

Through the Sunrise REIT acquisition and our resulting relationship with Sunrise pursuant to a strategic alliance agreement, we have acquired a 75% to 85% ownership interest in 61 seniors housing communities, with the minority interests in those communities being owned by affiliates of Sunrise. In addition, as of December 31, 2007, we owned seven MOBs though joint ventures with partners who typically provide management and leasing services for the properties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•

We may share decision-making authority with our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and any property held jointly thereby, such as the sale or financing of any such property or the making of additional capital contributions for the benefit of any such property, which may prevent us from taking actions that are opposed by our joint venture partners;

•

Prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interests in the joint venture;

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

•

Disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business and possibly disrupt the day-to-day operations of the property, such as delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	We may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

We may be adversely affected by fluctuations in currency exchange rates.

We currently own twelve seniors housing communities in the Canadian provinces of Ontario and British Columbia. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including borrowing in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

Our revenues from the seniors housing communities managed by Sunrise are dependent on private pay sources; Events which adversely affect the ability of seniors to afford our daily resident fees could cause our occupancy rates, resident fee revenues and results of operations to decline.

Assisted and independent living services currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, substantially all of the resident fee revenues generated by our Sunrise-managed properties are derived from private pay sources consisting of income or assets of residents or their family members. In general, because of the expense associated with building new properties and the staffing and other costs of providing services at these properties, only seniors with income or assets meeting or exceeding the comparable median in the regions where our properties are located typically can afford to pay the daily resident and care fees. Events such as economic downturns, changes in the housing market or changes in demographics could adversely affect the ability of seniors to afford these fees. If Sunrise is unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, our occupancy rates, resident fee revenues and results of operations could decline, which, in turn, could have a Material Adverse Effect on us.

Overbuilding in markets in which our seniors housing communities are located could adversely affect our future occupancy rates, operating margins and profitability.

Barriers to entry in the assisted living industry are not substantial. Consequently, the development of new seniors housing communities could outpace demand. If the development of new seniors housing communities outpaces demand for those communities in the markets in which our properties are located, those markets may become saturated. Overbuilding in our markets, therefore, could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

Termination of resident lease agreements could adversely affect our revenues and earnings.

Applicable regulations governing assisted living communities generally require written resident lease agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice. Consistent with these regulations, the resident lease agreements signed by Sunrise with respect to our properties managed by it generally allow residents to terminate their lease agreements on 30 days’ notice. Thus, Sunrise cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if our units remained unoccupied, then our revenues and earnings could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

Significant legal actions could subject our tenants, managers and operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operation.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, our tenants, managers and operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees.

Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, the insurance coverage of our tenants, managers and operators might not cover all claims against them or continue to be available to them at a reasonable cost. If our tenants, managers and operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

Kindred insures its professional liability risks in part through a wholly owned, limited purpose insurance company. The limited purpose insurance company insures initial losses up to specified coverage levels per occurrence with no aggregate coverage limit. Coverage for losses in excess of those per occurrence levels is maintained through unaffiliated commercial insurance carriers up to an aggregate limit. The limited purpose insurance company then insures all claims in excess of the aggregate limit for the unaffiliated commercial insurance carriers. Kindred maintains general liability insurance and professional malpractice liability insurance in amounts and with deductibles which Kindred management has indicated that it believes are sufficient for its operations.

Our tenants, managers and operators, including without limitation, Kindred, that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies which rely primarily on historical data. However, due to the increase in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and we cannot assure you that these tenants’, managers’ and operators’ reserves for future claims will be adequate to cover the actual cost of those claims. If the actual cost of claims is significantly higher than the tenants’, managers and operators’ reserves, it could have a material adverse effect on the results of operations at our properties operated by that tenant, manager or operator, the tenants’, managers’ and operators’ liquidity, financial condition and results of operation and on their ability to make payments to us or on our behalf, which, in turn, could have a Material Adverse Effect on us.

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

We have assumed substantially all of Provident’s liabilities, including contingent liabilities; If these liabilities are greater than expected, or if there are unknown Provident obligations, our business could be materially and adversely affected.

As a result of our acquisition of Provident in 2005, we have assumed substantially all of Provident’s liabilities, including contingent liabilities to which Provident succeeded when it acquired the ownership interests in the properties that are currently leased to Brookdale and Alterra. We may learn additional information about Provident’s business and liabilities that adversely affects us, such as:

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

Risks Arising from Our Capital Structure

We may become more leveraged.

As of December 31, 2007, we had approximately $3.4 billion of indebtedness. Our revolving credit facility, our Canadian credit facility and the indentures governing our outstanding senior notes permit us to incur substantial additional debt, and we may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and to make distributions to stockholders. A high level of indebtedness could also have the following consequences:

•

potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;

•	potential impairment of our ability to obtain additional financing for our business strategy; and

•	potential downgrade in the rating of our debt securities by one or more rating agencies, which could have the effect of, among other things, increasing our cost of borrowing.

We may be unable to raise additional capital necessary to continue to implement our business plan and to meet our debt payments.

In order to continue to implement our business plan and to meet our debt payments, we may need to raise additional capital. The amount of additional indebtedness we may incur is limited by the terms of our revolving credit facility, our Canadian credit facility and the indentures governing our outstanding senior notes. In addition, adverse economic conditions may impact the availability of additional funds or could cause the terms on which we are able to borrow additional funds to become unfavorable. In those circumstances, we may be required to raise additional equity in the capital markets or liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could result in adverse tax consequences to us. Moreover, certain healthcare regulations may constrain our ability to sell assets. We cannot assure you that we will be able to raise the necessary capital to continue to implement our business plan or to meet our debt service obligations, and the failure to do so could have a Material Adverse Effect on us.

We have now, and may have in the future, exposure to floating interest rates, which could have the effect of reducing our profitability.

We receive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain of our debt obligations are floating rate obligations with interest rate and related payments that vary with the movement of LIBOR, Bankers’ Acceptance or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our obligations create interest rate risk and can have the effect of reducing our profitability or making our lease and other revenue insufficient to meet our obligations. The amount of floating rate debt versus fixed rate debt we may incur is not limited.

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

In addition, in such event we would no longer be required to pay dividends to maintain REIT status.

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

Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations; however, see “—Risks Arising from Our Capital Structure—We may be unable to raise additional capital necessary to continue to implement our business plan and to meet our debt payments.” The terms of our revolving credit facility, our Canadian credit facility and the indentures governing our outstanding senior notes restrict our ability to engage in some of these transactions.

The structure utilized to implement the Sunrise REIT acquisition may jeopardize our REIT status.

As a REIT, we may not own and operate a healthcare facility directly, and a taxable REIT subsidiary may not directly or indirectly manage or operate a healthcare facility. We believe (and have been advised by counsel) that a taxable REIT subsidiary may own a healthcare facility if such facility is managed by an independent eligible contractor. In order to ensure that the Sunrise REIT acquisition does not jeopardize our REIT status, the Sunrise REIT properties were acquired through taxable REIT subsidiaries and are being managed by Sunrise pursuant to long-term management agreements. We believe that the use of such a structure does not compromise our REIT status. However, if it is determined that this structure jeopardizes our REIT status, such determination could have a Material Adverse Effect on us.

We may still be subject to corporate level taxes.

Following our REIT election and due to the acquisition of Provident, we are considered to be a former C corporation for income tax purposes. Therefore, we remain potentially subject to corporate level taxes for any additional Kindred asset dispositions occurring before December 31, 2008. Also, as a consequence of the Provident acquisition, we remain potentially subject to corporate level taxes if we dispose of any of the Brookdale properties before November 2014.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Seniors Housing and Healthcare-Related Properties

As of December 31, 2007, we owned 519 assets: 253 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 27 medical office and other properties in 43 states and two Canadian provinces. We believe that the asset type and geographic diversity of the properties makes our portfolio less susceptible to adverse changes in state reimbursement and regulation and regional economic downturns.

At December 31, 2007, we had mortgage loan obligations outstanding in the aggregate principal amount of $1.6 billion, secured by certain of our properties.

The following table sets forth select information regarding the properties we owned as of December 31, 2007 for each geographic location in which we own property:

	As of December 31, 2007
	Seniors Housing Communities		Skilled Nursing Facilities		Hospitals		MOBs	Other Properties
Geographic Location	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Hospitals	Licensed Beds	Number of Properties	Number of Properties
Alabama	2	220	2	329	—	—	—	—
Arizona	8	663	4	623	2	109	—	—
Arkansas	6	420	—	—	—	—	—	—
California	27	3,324	9	1,159	5	417	—	—
Colorado	6	459	4	464	1	68	3	—
Connecticut	4	458	6	736	—	—	—	—
Florida	16	1,625	—	—	6	511	6	—
Georgia	10	830	4	549	—	—	—	—
Idaho	1	70	7	696	—	—	—	—
Illinois	17	2,637	—	—	4	431	—	—
Indiana	9	1,002	13	1,968	1	59	—	—
Kansas	3	354	—	—	—	—	—	—
Kentucky	—	—	27	3,081	3	760	1	—
Louisiana	1	58	—	—	1	168	—	—
Maine	—	—	8	658	—	—	—	—
Maryland	2	149	3	462	—	—	—	—
Massachusetts	10	1,259	26	2,811	2	109	—	—
Michigan	10	920	—	—	—	—	—	—
Minnesota	9	634	1	140	—	—	—	—
Missouri	1	173	—	—	2	227	1	—
Montana	—	—	2	331	—	—	—	—
Nebraska	1	136	—	—	—	—	—	—
Nevada	1	152	2	180	1	52	—	—
New Hampshire	—	—	3	512	—	—	—	—
New Jersey	9	724	1	153	—	—	1	—
New Mexico	2	344	—	—	1	61	—	—
New York	14	1,307	—	—	—	—	—	—
North Carolina	6	437	16	1,836	1	124	—	—
Ohio	18	1,287	14	1,863	1	29	2	—
Oklahoma	—	—	—	—	1	59	—	—
Oregon	—	—	2	254	—	—	—	—
Pennsylvania	25	1,686	6	797	2	115	2	—
Rhode Island	—	—	2	201	—	—	—	—
South Carolina	2	117	—	—	—	—	—	—
Tennessee	5	343	3	397	1	49	—	—
Texas	2	215	—	—	7	496	3	8
Utah	1	79	5	620	—	—	—	—
Vermont	—	—	1	160	—	—	—	—
Virginia	5	401	4	629	—	—	—	—
Washington	3	320	7	692	—	—	—	—
West Virginia	1	64	—	—	—	—	—	—
Wisconsin	4	122	11	1,825	—	—	—	—
Wyoming	—	—	4	451	—	—	—	—

Total U.S	241	22,989	197	24,577	42	3,844	19	8
British Columbia	3	276	—	—	—	—	—	—
Ontario	9	848	—	—	—	—	—	—

Total Canada	12	1,124	—	—	—	—	—	—

Total	253	24,113	197	24,577	42	3,844	19	8

Other Real Estate Investments

As of December 31, 2007, our other real estate investments consisted of three first mortgage loans, secured by four properties, in the outstanding aggregate principal amount of $20.1 million.

Each first mortgage loan accrues interest at a rate of 9% per annum and provides for monthly amortization of principal with a balloon payment maturity date ranging between April and July 2010. One of these loans is guaranteed by a third party, unrelated to the borrower, and its two principals. The remaining two loans are guaranteed by an affiliate of the borrower and its two principals.

See “Note 8—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Corporate Offices

We lease our corporate offices in Louisville, Kentucky and Chicago, Illinois.

ITEM 3.	Legal Proceedings

The information contained in “Note 15—Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

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

	Sales Price of Common Stock		Dividends Declared
	High	Low
2007
First Quarter	$47.97	$40.91	$0.475
Second Quarter	45.14	34.90	0.475
Third Quarter	43.19	31.38	0.475
Fourth Quarter	47.49	39.37	0.475

2006
First Quarter	$34.66	$29.54	$0.395
Second Quarter	34.48	30.66	0.395
Third Quarter	40.07	33.51	0.395
Fourth Quarter	42.40	36.50	0.395

As of February 15, 2008, there were 138,311,810 shares of our common stock outstanding held by approximately 2,979 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock. On February 13, 2008, our Board of Directors declared the first quarterly installment of our 2008 dividend in the amount of $0.5125 per share, payable on March 28, 2008 to stockholders of record on March 6, 2008. We expect to distribute 100% or more of our taxable net income to our stockholders for 2008.

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

Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 16—Capital Stock” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Director and Employee Stock Sales

Certain of our directors, executive officers and other employees have adopted and may, from time to time in the future, adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize their equity-based compensation.

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2007:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	—	—
November 1 through November 30	—	—
December 1 through December 31	14,669	$43.89

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees.

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2002 through December 31, 2007, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “All REIT Index”), the FTSE NAREIT Healthcare Equity REIT Index (the “Healthcare REIT Index”) and the Russell 1000 Index over the same period. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE. We have included the other indices because we believe that they are either most representative of the industry in which we compete, or otherwise provide a fair basis for comparison with Ventas, and are therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Ventas	$100	$206	$270	$331	$457	$512
NYSE Composite Index	$100	$132	$151	$166	$200	$217
All REIT Index	$100	$138	$181	$196	$262	$215
Healthcare REIT Index	$100	$154	$186	$189	$273	$279
Russell 1000 Index	$100	$130	$145	$154	$178	$188

ITEM 6.	Selected Financial Data

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, as acquisitions, divestitures, changes in accounting policies and other items impact the comparability of the financial data.

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
Operating Data
Rental income	$483,985	$405,952	$310,915	$218,733	$177,090
Resident fees and services	282,226	—	—	—	—
Interest expense	204,218	136,544	100,431	61,979	57,498
Property-level operating expenses	198,125	3,171	2,576	1,337	—
General, administrative and professional fees	36,425	26,136	25,075	18,124	16,432
Income from continuing operations applicable to common shares	141,496	125,964	119,122	93,537	89,935
Discontinued operations	135,623	5,466	11,461	27,363	72,818
Net income applicable to common shares	277,119	131,430	130,583	120,900	162,753

Per Share Data
Income from continuing operations applicable to common shares, basic	$1.15	$1.21	$1.25	$1.12	$1.13
Net income applicable to common shares, basic	$2.26	$1.26	$1.37	$1.45	$2.05
Income from continuing operations applicable to common shares, diluted	$1.15	$1.20	$1.24	$1.11	$1.12
Net income applicable to common shares, diluted	$2.25	$1.25	$1.36	$1.43	$2.03
Dividends declared per common share	$1.90	$1.58	$1.44	$1.30	$1.07

Other Data
Net cash provided by operating activities	$399,810	$238,867	$223,764	$149,958	$137,366
Net cash (used in) provided by investing activities	(1,173,376)	(481,974)	(615,041)	(298,695)	159,701
Net cash provided by (used in) financing activities	805,649	242,712	389,553	69,998	(217,418)
FFO applicable to common shares (1)	377,656	249,668	213,203	150,322	152,631

Balance Sheet Data
Real estate investments, at cost	$6,290,365	$3,707,837	$3,027,896	$1,512,211	$1,090,181
Cash and cash equivalents	28,334	1,246	1,641	3,365	82,104
Total assets	5,716,628	3,253,800	2,639,118	1,126,935	812,850
Senior notes payable and other debt	3,360,499	2,329,053	1,802,564	843,178	640,562

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Key transactions that we completed in 2007;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	Our liquidity and capital resources; and

•	Our funds from operations.

Key Transactions in 2007

During 2007, we completed the following key transactions:

•

We completed the acquisition of all of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) for aggregate consideration of approximately $2.0 billion. As a result, we acquired a 100% interest in 18 seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities located in 19 U.S. states and two Canadian provinces. In addition, we assumed all rights and obligations of Sunrise REIT under two fixed price acquisition agreements with Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) and subsequently acquired an 80% interest in two additional seniors housing communities located in Staten Island, New York and Vaughan, Ontario.

•

We issued and sold 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement and received $1.05 billion in net proceeds from the sale, which we used to redeem and repay the majority of our acquisition facility drawn to acquire the Sunrise REIT assets.

•

We purchased eight medical office buildings (“MOBs”) during 2007 for approximately $150.4 million, seven of which are owned through joint ventures with three different partners that provide management and leasing services for the properties. We now have MOB investments totaling over one million square feet.

•

Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) renewed, through April 30, 2013, its leases covering all 64 healthcare assets owned by us whose base term would have expired on April 30, 2008.

•	We sold 21 skilled nursing facilities and one hospital to Kindred for $175.0 million in net cash proceeds.

•

We entered into a Cdn $90.0 million unsecured revolving credit facility (the “Canadian credit facility”) that bears interest at a fluctuating “Bankers’ Acceptance” rate per annum plus an applicable percentage based on our consolidated leverage, which was 0.75% as of December 31, 2007. In January 2008, we increased the borrowing capacity under this facility to Cdn $105.0 million.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, please see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Principles of Consolidation

The accompanying Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K include our accounts and the accounts of our wholly owned subsidiaries and joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings applicable to minority interests.

Long-Lived Assets and Intangibles

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible and recognized intangible assets and liabilities based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets and liabilities acquired as of the acquisition date. Recognized intangibles include the value of acquired lease contracts, management agreements and related customer relationships.

Our method for allocating the purchase price paid to acquire investments in real estate requires us to make subjective assessments for determining fair value of the assets and liabilities acquired or assumed. This includes determining the value of the buildings and improvements, land and improvements, ground leases, tenant improvements, in-place tenant leases, above and/or below market leases, other intangibles embedded in contracts and any debt assumed. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations, as amounts allocated to some assets and liabilities have different depreciation or amortization lives. Additionally, the amortization of value assigned to above and/or below market leases is recorded as a component of revenue, as compared to the amortization of in-place leases and other intangibles, which is included in depreciation and amortization in our Consolidated Statements of Income included in Item 8 of this Annual Report on Form 10-K.

We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2007, 2006 and 2005.

Loans and Other Amounts Receivable from Third Parties

We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operations reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the applicable borrower or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors.

Revenue Recognition

Certain of our leases, excluding our master lease agreements with Kindred (the “Kindred Master Leases”), but including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. and Alterra Healthcare Corporation, “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-

line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Resident fees and services are recognized monthly as services are provided. Move in fees, which are included in resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K. Gains on assets sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Federal Income Tax

Since we have elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), prior to the second quarter of 2007 we made no provision for federal income tax purposes and we will continue to make no provision for REIT income and expense. As a result of the Sunrise REIT acquisition, income tax expense or benefit is now being recorded with respect to certain entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when and in what amount an uncertain tax item should be recorded in the financial statements and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) will be effective for us beginning on January 1, 2009. Early adoption is prohibited. We have not yet determined the impact, if any, the adoption of this new accounting pronouncement is expected to have on our Consolidated Financial Statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009. Early adoption is prohibited. This statement is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We have not yet determined the impact, if any, the adoption of this new accounting pronouncement is expected to have on our Consolidated Financial Statements.

Results of Operations

The tables below show our results of operations for each year and the absolute dollar and percentage changes in those results from year to year (dollars in thousands).

Years Ended December 31, 2007 and 2006

	Year Ended December 31,		Change
	2007	2006	$	%
Revenues:
Rental income	$483,985	$405,952	$78,033	19.2%
Resident fees and services	282,226	—	282,226	nm
Interest income from loans receivable	2,586	7,014	(4,428)	(63.1)
Interest and other income	2,994	2,886	108	3.7

Total revenues	771,791	415,852	355,939	85.6

Expenses:
Interest	204,218	136,544	67,674	49.6
Depreciation and amortization	234,061	117,172	116,889	99.8
Property-level operating expenses	198,125	3,171	194,954	nm
General, administrative and professional fees (including non-cash stock-based compensation expense of $7,493 and $3,046 for the years ended 2007 and 2006, respectively)	36,425	26,136	10,289	39.4
(Gain) loss on extinguishment of debt	(88)	1,273	(1,361)	nm
Rent reset costs	—	7,361	(7,361)	nm
Reversal of contingent liability	—	(1,769)	1,769	nm
Foreign currency gain	(24,280)	—	(24,280)	nm
Merger-related expenses	2,979	—	2,979	nm

Total expenses	651,440	289,888	361,552	> 100

Income before income taxes, minority interest and discontinued operations	120,351	125,964	(5,613)	(4.5)
Income tax benefit	28,042	—	28,042	nm

Income before minority interest and discontinued operations	148,393	125,964	22,429	17.8
Minority interest, net of tax	1,698	—	1,698	nm

Income from continuing operations	146,695	125,964	20,731	16.5
Discontinued operations	135,623	5,466	130,157	nm

Net income	282,318	131,430	150,888	> 100
Preferred stock dividends and issuance costs	5,199	—	5,199	nm

Net income applicable to common shares	$277,119	$131,430	$145,689	> 100%

nm—not meaningful

Revenues

The increase in our 2007 rental income, excluding rental income allocated to discontinued operations, primarily reflects (i) $26.4 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2007 and the Kindred rent reset that was effective July 19, 2006, (ii) $7.6 million in additional rent relating to the properties acquired during 2007 (excluding the Sunrise REIT properties), (iii) $41.1 million in additional rent relating to the full year effect in 2007 of properties acquired during 2006, and various other escalations in the rent paid on our existing properties. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Resident fees and services are a direct result of the Sunrise REIT acquisition and are attributed to the period from April 26, 2007 through December 31, 2007. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income.

Interest income from loans receivable, which includes amortization of deferred fees, decreased $4.4 million in 2007 primarily due to the repayment of a bridge loan made in 2006 to affiliates of the seller of the Senior Care properties. The bridge loan bore interest at a rate of approximately 10.4% and was repaid upon consummation of the Senior Care acquisition in November 2006. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We recognized approximately $3.4 million of interest income from this loan during 2006. Additionally, three of the six first mortgage loans we issued during 2005 were repaid in May 2007, representing a decrease in interest income from loans receivable of approximately $0.8 million.

Expenses

Interest expense included in discontinued operations was $2.1 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively. Total interest expense, including interest allocated to discontinued operations, increased $65.2 million in 2007 over 2006, primarily due to $71.8 million of additional interest from higher loan balances as a result of our 2007 acquisition and loan activity, partially offset by a $9.2 million reduction in interest from lower effective interest rates. In 2007, we also recognized a $2.6 million expense for upfront fees on bridge financing related to the Sunrise REIT acquisition. Interest expense includes $5.5 million and $3.3 million of amortized deferred financing costs for the years ended December 31, 2007 and 2006, respectively. Our effective interest rate decreased to 7.0% for the year ended December 31, 2007, from 7.3% for the year ended December 31, 2006.

Depreciation and amortization expense increased primarily due to depreciation relating to the properties acquired during 2007 and 2006. Additionally, we incurred amortization expense of approximately $56.1 million related to in-place lease intangibles from the Sunrise REIT acquisition. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Property-level operating expenses increased primarily due to the Sunrise REIT acquisition. Property-level operating expenses include all expenses related to our medical office building operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise for the period from April 26, 2007 through December 31, 2007, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees is due primarily to increased stock-based compensation and increases in other general and administrative items resulting from our enterprise growth.

In connection with the rent reset process under the Kindred Master Leases, we incurred approximately $7.4 million of one-time costs which we expensed during 2006. These costs included fees of the final appraisers and third party experts, consulting fees and legal fees and expenses. No similar costs were incurred during 2007.

During 2006, we were notified by the Internal Revenue Service (“IRS”) that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit. No similar activity occurred during 2007.

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

The foreign currency gain for the year ended December 31, 2007 primarily relates to the Canadian call option contracts that we entered into in conjunction with the Sunrise REIT acquisition. See “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. No similar contracts were in place for the comparable 2006 period.

Merger-related expenses were incurred in connection with the Sunrise REIT acquisition and include incremental costs directly related to the acquisition and expenses relating to our lawsuit against HCP, Inc.

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 12—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Minority interest, net of tax primarily represents Sunrise’s share of net income from the Sunrise REIT properties based on its ownership percentage in 61 of our seniors housing communities.

Preferred stock dividends and issuance costs relate to the issuance of 700,000 shares of our Series A Senior Preferred Stock to fund a portion of the Sunrise REIT acquisition, all of which were redeemed in May 2007 using the proceeds from the sale of our common stock. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations

The increase in discontinued operations is due to the $3.5 million lease termination fee and the $129.5 million gain on sale of real estate assets recognized in the second quarter of 2007 resulting primarily from the sale of 22 properties to Kindred. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2006 and 2005

	Year Ended December 31,		Change
	2006	2005	$	%
Revenues:
Rental income	$405,952	$310,915	$95,037	30.6%
Interest income from loans receivable	7,014	5,001	2,013	40.3
Interest and other income	2,886	3,268	(382)	(11.7)

Total revenues	415,852	319,184	96,668	30.3

Expenses:
Interest	136,544	100,431	36,113	36.0
Depreciation and amortization	117,172	85,319	31,853	37.3
Property-level operating expenses	3,171	2,576	595	23.1
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,046 and $1,971 for the years ended 2006 and 2005, respectively)	26,136	25,075	1,061	4.2
Loss on extinguishment of debt	1,273	1,376	(103)	(7.5)
Rent reset costs	7,361	—	7,361	nm
Reversal of contingent liability	(1,769)	—	(1,769)	nm
Net gain on swap breakage	—	(981)	981	nm
Net proceeds from litigation settlement	—	(15,909)	15,909	nm
Contribution to charitable foundation	—	2,000	(2,000)	nm

Total expenses	289,888	199,887	90,001	45.0

Income before net loss on real estate disposals and discontinued operations	125,964	119,297	6,667	5.6
Net loss on real estate disposals	—	(175)	175	nm

Income from continuing operations	125,964	119,122	6,842	5.7
Discontinued operations	5,466	11,461	(5,995)	nm

Net income applicable to common shares	$131,430	$130,583	$847	0.6%

nm—not meaningful

Revenues

Rental income included in discontinued operations was $12.5 million and $14.6 million for the years ended December 31, 2006 and 2005, respectively. The increase in our 2006 rental income, including rental income allocated to discontinued operations, reflects the recognition of (i) $11.3 million in additional rent relating to the properties acquired during 2006 ($7.0 million relates to the Senior Care acquisition), (ii) $58.9 million in additional rent relating to the full year effect in 2006 of properties acquired during 2005 ($46.4 million relates to the Provident Senior Living Trust acquisition), (see “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), (iii) $15 million of rental income resulting from the rent reset under the Kindred Master Leases, (iv) a $6.8 million increase in rent from Kindred resulting from the 3.5% annual escalator under the Kindred Master Leases effective May 1, 2006 (prior to the rent reset) and (v) $1.7 million of additional rental income resulting from rent escalations on various other properties.

Interest income from loans receivable, which includes amortization of deferred fees, increased $2.0 million in 2006 primarily as a result of a bridge loan issued to affiliates of the seller of the Senior Care properties, which bore interest at a rate of approximately 10.4% during the time the loan remained outstanding. We recognized approximately $3.4 million of interest income from this loan, which was repaid upon consummation of the Senior Care transaction in November 2006. This was partially offset by a net decrease of $1.7 million from interest income in connection with a $17.0 million mezzanine loan made to Trans Healthcare, Inc. in 2002, as this loan was repaid in full in March 2006. See “Note 8—Loans Receivable” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Expenses

Interest expense includes $3.3 million and $3.9 million of amortized deferred financing costs for the years ended December 31, 2006 and 2005, respectively. Interest expense included in discontinued operations was $4.5 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively. Total interest expense, including interest allocated to discontinued operations, increased $34.9 million in 2006 over 2005, primarily due to $40.7 million of additional interest expense due to increased debt to fund acquisitions made during 2006, partially offset by a $5.8 million decrease from lower effective interest rates. Our effective interest rate decreased to 7.3% for the year ended December 31, 2006, from 7.6% for the year ended December 31, 2005.

Depreciation and amortization expense increased primarily due to the properties acquired during 2006 and 2005. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The increase in general, administrative and professional fees is attributable primarily to the expensing of stock options as a result of our adoption of SFAS No. 123(R), “Share Based Payment,” at the beginning of 2006.

In April 2006, we refinanced our previous $300.0 million secured revolving credit facility and entered into a $500.0 million unsecured revolving credit facility, resulting in a loss from extinguishment of debt of $1.3 million primarily related to the write-off of unamortized deferred financing costs. In December 2005, we paid off our commercial mortgage backed securities (“CMBS”) loan and incurred a loss on extinguishment of debt of $1.4 million primarily related to the write-off of unamortized deferred financing costs.

In connection with the Kindred rent reset process, we incurred approximately $7.4 million of one-time costs which we expensed during 2006. These costs included fees of the final appraisers and third-party experts, consulting fees and legal fees and expenses.

During 2006, we were notified by the IRS that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit. See “Note 13—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

During 2005, we settled our previously disclosed litigation against Sullivan & Cromwell LLP and received net proceeds of $15.9 million, after payment of expenses in connection with the settlement. See “Note 15—Litigation” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

With $2.0 million of the net proceeds received from the litigation settlement, we established and funded the Ventas Charitable Foundation, Inc. (the “Foundation”) in 2005. The Foundation is used to support charitable and philanthropic causes important to our employees and to the communities in which we operate.

Discontinued Operations

The decrease in discontinued operations is a result of the sale of one property in 2005 for $9.9 million in net cash proceeds and a recognized net gain on the sale of $5.1 million. In addition, the tenant paid us lease termination fees of approximately $0.2 million. Discontinued operations in 2005 includes the net income of 23 properties sold, whereas discontinued operations in 2006 includes the net income from 22 properties sold. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Funds from Operations

Our funds from operations (“FFO”) for the five years ended December 31, 2007 are summarized in the following table:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net income applicable to common shares	$277,119	$131,430	$130,583	$120,900	$162,753
Adjustments:
Real estate depreciation and amortization	232,952	115,788	84,877	45,943	36,681
Real estate depreciation related to minority interest	(3,749)	—	—	—	—
Loss on real estate disposals	—	—	175	—	—
Discontinued operations:
Gain on sale of real estate assets	(129,478)	—	(5,114)	(19,428)	(51,781)
Depreciation on real estate assets	812	2,450	2,682	2,907	4,978

FFO applicable to common shares	377,656	249,668	213,203	150,322	152,631
Preferred stock dividends and issuance costs	5,199	—	—	—	—

FFO	$382,855	$249,668	$213,203	$150,322	$152,631

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider FFO an appropriate measure of performance of an equity REIT and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Asset/Liability Management

Asset/liability management is a key element of our overall risk management program. The objective of asset/liability management is to support the achievement of business strategies while maintaining appropriate risk levels. The asset/liability management process focuses on a variety of risks, including market risk (primarily interest rate risk and foreign currency exchange risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Market Risk

We receive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our senior living operations and our real estate loan investments. Our obligations under our unsecured revolving credit facility and our Canadian credit facility are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and Bankers’ Acceptance, respectively.

The general fixed nature of our assets subject to long-term triple-net leases and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, in September 2001, we entered into an interest rate swap agreement in the original notional amount of $450.0 million to hedge floating rate debt for the period between July 1, 2003 and June 30, 2008 (the “Swap”). The Swap is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty on which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty. In December 2003, due to our lower expected future variable rate debt balances as a result of the sale of ten properties, we reduced the notional amount of the Swap for the period from December 11, 2003 through June 29, 2006 from $450.0 million to $330.0 million. In December 2005, due to our lower expected future variable rate debt balances as a result of the payoff of our CMBS loan, we further reduced the notional amount of the Swap to $100.0 million for the remaining term of the Swap. See “Note 9—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. There are no collateral requirements under the Swap. As of December 31, 2007, the notional amount of the Swap was $100.0 million, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2007 and 2006:

	As of December 31,
	2007		2006
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(In thousands)
Notional amount	$100,000	N/A	$100,000	N/A
Gross book value	N/A	$(2,879,907)	N/A	$(2,052,293)
Fair value (1)	(503)	(3,002,090)	(429)	(2,190,949)
Fair value reflecting change in interest rates: (1)
-100 BPS	(910)	(3,134,816)	(1,725)	(2,301,226)
+100 BPS	(97)	(2,877,929)	830	(2,088,514)

(1)	The change in fair value of fixed rate debt was due to the assumption of approximately $831.9 million of fixed rate debt as a result of our acquisitions during the year ended December 31, 2007 and overall changes in interest rates.

N/A—Not applicable.

We paid $0.2 million under the Swap during the year ended December 31, 2007. Assuming that interest rates do not change, we estimate that we will pay $0.9 million on the Swap during the year ending December 31, 2008.

We had approximately $467.8 million and $284.7 million of variable rate debt outstanding as of December 31, 2007 and 2006, respectively. The increase in our outstanding variable rate debt from December 31, 2006 is primarily attributable to additional net borrowings under our unsecured revolving credit facility and our Canadian credit facility of $92.3 million and $89.7 million, respectively, and the assumption of additional variable debt from the properties managed by Sunrise totaling $121.4 million as of December 31, 2007, offset by the repayment of $114.8 million in variable mortgage debt in January 2007 assumed as part of the Senior Care acquisition. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $98.1 million as of December 31, 2007, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2007, interest expense for 2008 would increase by approximately $2.7 million, or $0.02 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which similar borrowings could be made by us.

We initially acquired eleven seniors housing communities in the Canadian provinces of Ontario and British Columbia as part of the Sunrise REIT acquisition. In addition, we acquired for a fixed price another newly developed community in Canada in December 2007. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT.

We may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. Our market risk sensitive instruments are not entered into for trading purposes.

Credit Risk

As a result of our spin off of Kindred in May 1998 and the Provident acquisition in June 2005, we have a significant concentration of credit risk with Kindred and Brookdale Senior Living. For the years ended December 31, 2007 and 2006, Kindred accounted for $240.6 million, or 30.8% of our total revenues, and $220.9 million, or 51.6% of our total revenues, respectively, and Brookdale Senior Living accounted for $122.8 million, or 15.7% of our total revenues, and $122.7 million, or 28.6% of our total revenues, respectively. Accordingly, the financial condition of Kindred and Brookdale Senior Living and their ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our stockholders. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “Risk Factors—Risks Arising from Our Business—We are dependent on Kindred and Brookdale Senior Living; either of Kindred’s or Brookdale Senior Living’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations and to make distributions to our stockholders as required for us to continue to qualify as a REIT” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 4—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

During 2007, our principal sources of liquidity were proceeds from a bridge loan, preferred equity issuance, dispositions, common stock offering, cash flows from operations and borrowings under our unsecured revolving credit facility and our Canadian credit facility. We anticipate that cash flows from operations over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions, however, may require funding from borrowings, assumption of debt from the seller, and issuance of secured or unsecured long-term debt or other securities.

The $28.3 million of cash and cash equivalents held at December 31, 2007 consists primarily of cash related to our seniors housing communities that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. Our ownership share of property-level cash in excess of stipulated amounts set forth in the Sunrise management agreements is currently being distributed to us monthly.

We intend to continue to fund future investments through cash flows from operations, borrowings under our revolving credit facilities, assumption of indebtedness, disposition of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of December 31, 2007, we had escrow deposits and restricted cash of $54.1 million and unused credit availability of $446.0 million under our unsecured revolving credit facility and Cdn $0.9 million under the Canadian credit facility.

Revolving Credit Facilities

Our unsecured revolving credit facility borrowing capacity is $600.0 million. Generally, borrowings outstanding under our unsecured revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at December 31, 2007.

On July 27, 2007, we amended our unsecured revolving credit facility to include a $150.0 million “accordion” feature that permits us to expand our borrowing capacity to a total of $750.0 million upon satisfaction of certain conditions. Pricing under the unsecured revolving credit facility did not change and we did not record any material expenses or charges in connection with the amendment.

On August 24, 2007, we entered into the Canadian credit facility. Generally, borrowings outstanding under the Canadian credit facility bear interest at a fluctuating “Bankers’ Acceptance” rate per annum plus an applicable percentage based on our consolidated leverage. As of December 31, 2007, the applicable percentage was 0.75%.

On January 24, 2008, we amended the Canadian credit facility to expand our borrowing capacity to a total of Cdn $105.0 million. We also extended the original maturity date from February 24, 2008 to May 24, 2008. We may further extend the maturity date for an additional three months subject to the satisfaction of certain conditions.

Convertible Senior Notes

In December 2006, we completed the offering of $230.0 million aggregate principal amount of our 3 7/8% Convertible Senior Notes due 2011 (the “Convertible Notes”). The Convertible Notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 15, 2011, at any time prior to the close of business on the second business day prior to the stated

maturity, in each case into cash up to the principal amount of the Convertible Notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at an initial conversion rate of 22.1867 shares per $1,000 principal amount of notes (which equates to an initial conversion price of approximately $45.07 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. As of December 31, 2007, the adjusted conversion rate was 22.3615 shares per $1,000 principal amount of notes (which equates to a conversion price of approximately $44.72 per share). To the extent the market price of our common stock exceeds the conversion price, our earnings per share will be diluted.

Pursuant to the registration rights agreement entered into in connection with the Convertible Notes offering, we filed a registration statement covering resales by the holders of shares of our common stock, if any, issued upon conversion of the Convertible Notes. We will not receive any proceeds in connection with any such resales.

As of December 31, 2007, $230.0 million principal amount of Convertible Notes were outstanding. Certain of our subsidiaries have fully and unconditionally guaranteed the Convertible Notes.

Senior Notes Offerings

In September 2006, we completed the offering of $225.0 million aggregate principal amount of 6 3/4% Senior Notes due 2017 (the “2017 Senior Notes”) of Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Issuers”) at a 5/8% discount to par value.

In December 2005, we completed the offering of $200.0 million aggregate principal amount of 6 1/2% Senior Notes due 2016 (the “2016 Senior Notes”) of the Issuers at a 1/2% discount to par value.

In June 2005, we completed the offering of $175.0 million aggregate principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes”) of the Issuers, and $175.0 million aggregate principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”) of the Issuers. In June 2005, we also completed the offering of $50.0 million aggregate principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”) of the Issuers, which was in addition to the $125.0 million aggregate principal amount of 2014 Senior Notes originally issued in October 2004. The additional $50.0 million aggregate principal amount of the 2014 Senior Notes was issued at a 1% discount to par value. The additional $50.0 million aggregate principal amount and the original $125.0 million aggregate principal amount of the 2014 Senior Notes are governed by the same indenture. On August 3, 2007, we purchased $5.0 million principal amount of our outstanding 2015 Senior Notes in an open market transaction.

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

As of December 31, 2007, $174.2 million principal amount of 8 3/4% Senior Notes due 2009 (the “2009 Senior Notes”) of the Issuers, $175.0 million principal amount of 2010 Senior Notes, $191.8 million principal amount of 9% Senior Notes due 2012 (the “2012 Senior Notes”) of the Issuers, $175.0 million principal amount of 2014 Senior Notes, $170.0 million principal amount of 2015 Senior Notes, $200.0 million principal amount of 2016 Senior Notes and $225.0 million principal amount of the 2017 Senior Notes (collectively, the “Senior Notes”) were outstanding. We and certain of our subsidiaries have fully and unconditionally guaranteed the Senior Notes.

The agreements governing our revolving credit facilities, the Senior Notes and the Convertible Notes subject us to a number of restrictive covenants. See “Note 9—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). We declared dividends greater than 100% of estimated taxable income for 2007 and intend to pay a dividend greater than 100% of taxable income for 2008.

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

Capital Expenditures

Capital expenditures to maintain and improve our triple-net leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these triple-net leased properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the triple-net leases, we anticipate that any expenditures relating to the maintenance of these triple-net leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. With respect to our senior living communities managed by Sunrise and our MOBs, we believe that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our revolving credit facilities and the indentures governing our outstanding senior notes.

Equity Offerings

In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our current shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of the Kindred assets (see “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K) and borrowings under our unsecured revolving credit facility to redeem all of our outstanding Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan used to fund a portion of the Sunrise REIT acquisition.

Our automatic universal shelf registration statement, filed with the Commission in April 2006, relates to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous universal shelf registration statement, under which approximately $500.0 million of securities remained available for offering.

In July 2005, we completed the sale of 3,247,000 shares of our common stock in an underwritten public offering pursuant to our previous shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our previous secured revolving credit facility and for general corporate purposes, including the funding of acquisitions.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our current shelf registration statement. We received $191.9 million in net proceeds, before expenses but after the underwriting discount, from the sale, which we used in part to repay indebtedness and will use for working capital and other general corporate purposes, including to fund future acquisitions, if any.

Other

During 2007 and 2006, we assumed facility-level mortgage debt in connection with certain property acquisitions, including the Sunrise REIT and Senior Care acquisitions. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Outstanding facility-level mortgage debt was approximately $1.6 billion and $734.0 million as of December 31, 2007 and 2006, respectively.

We received proceeds on the exercises of stock options in the amounts of $9.8 million and $6.6 million for the years ended December 31, 2007 and 2006, respectively. Future proceeds on the exercises of stock options will be primarily affected by the future performance of our stock price and the number of options outstanding. Options outstanding have decreased to 950,395 as of December 31, 2007, from 1,156,051 as of December 31, 2006.

We generated net proceeds from our Distribution Reinvestment and Stock Purchase Plan of $1.1 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively. In March 2005, we began offering a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

We have outstanding loans made at various times from 1998 through 2002 to certain current and former executive officers in the aggregate principal amount of approximately $2.1 million as of December 31, 2007, down from $2.5 million at December 31, 2006. The loans are payable over ten years beginning, in each case, on the date such loan was made. See “Note 17—Related Party Transactions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $399.8 million and $238.9 million for the years ended December 31, 2007 and 2006, respectively. The increase is due to FFO that was higher for the year ended December 31, 2007 as a result of our real estate acquisitions (primarily the Sunrise REIT acquisition), rent escalations in our leases with tenants and additional rent resulting from the rent reset under the Kindred Master Leases, and changes in operating assets and liabilities at December 31, 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.2 billion and $482.0 million for the years ended December 31, 2007 and 2006, respectively. These activities consisted primarily of our investments in real estate, offset by proceeds from our mortgage loans, the sale of securities and the sale of assets during the applicable periods. The increase from 2006 is due primarily to the Sunrise REIT acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $805.6 million for the year ended December 31, 2007. Proceeds primarily consisted of $1.2 billion in bridge financing, $1.05 billion from the issuance of common stock, $176.6 million of net borrowings on our unsecured revolving credit facility and our Canadian credit facility and $53.8 million from the issuance of other debt. The uses primarily included (i) $1.2 billion for repayment of the bridge financing, (ii) $286.2 million of cash dividend payments to common and preferred stockholders and (iii) $184.6 million of aggregate principal payments on mortgage obligations.

Net cash provided by financing activities totaled $242.7 million for the year ended December 31, 2006, down from $389.6 million for the year ended December 31, 2005. The proceeds included $449.0 million from the issuance of Senior Notes, Convertible Notes and other debt and $7.5 million from the issuance of common stock upon the exercise of stock options and from our Distribution Reinvestment and Stock Purchase Plan. The uses primarily included (i) aggregate principal payments on mortgage obligations of $16.1 million, (ii) $160.6 million of cash dividend payments, (iii) payments of deferred financing costs of $4.9 million associated with the issuance of Senior Notes and (iv) net change in borrowings on our unsecured revolving credit facility and our previous secured revolving credit facility of $32.2 million.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2007.

	Total	Less than 1 year	1-3 years (4)	3-5 years (5)	More than 5 years (6)
	(In thousands)
Long-term debt obligations (1)(2)	$4,479,754	$399,419	$1,181,314	$1,083,712	$1,815,309
Obligations under interest rate swap (2)	567	567	—	—	—
Acquisition commitments (3)	34,150	34,150	—	—	—
Operating and ground lease obligations	90,066	1,694	2,938	2,202	83,232

Total	$4,604,537	$435,830	$1,184,252	$1,085,914	$1,898,541

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt and obligations under our interest rate swap were based on forward rates obtained as of December 31, 2007.
(3)	Includes commitments for the purchase of one seniors housing community that closed in January 2008 and one surgery center/MOB that is currently expected to close in the second quarter of 2008.
(4)	Includes outstanding principal amounts of $174.2 million of the 2009 Senior Notes and $149.3 million under our unsecured revolving credit facility that matures in 2009 (with an option to extend for one year subject to the satisfaction of certain conditions).
(5)	Includes outstanding principal amounts of $175.0 million of the 2010 Senior Notes and $230.0 million of the Convertible Notes.
(6)	Includes outstanding principal amounts of $191.8 million of the 2012 Senior Notes, $175.0 million of the 2014 Senior Notes, $170.0 million of the 2015 Senior Notes, $200.0 million of the 2016 Senior Notes and $225.0 million of the 2017 Senior Notes.

As of December 31, 2007, we had $9.4 million of unrecognized tax benefits under the provisions of FIN 48 that have been excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

In connection with the Kindred spin off, we assigned our former third-party lease obligations and third-party guarantee agreements to Kindred. As of December 31, 2007, we believe that the aggregate exposure under our third-party lease obligations was approximately $16.0 million and that we have no material exposure under the third-party guarantee agreements. Kindred has agreed to indemnify and hold us harmless from and against all claims against us arising out of the third-party leases, and we do not expect to incur any liability under those leases. However, we cannot assure you that Kindred will have sufficient assets, income and access to financing to enable it to satisfy, or that it will continue to honor its obligations under the indemnity agreement relating to the third-party leases. See “Note 13—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information set forth in Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management” is incorporated by reference into this Item 7A.

ITEM 8.	Financial Statements and Supplementary Data

Ventas, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

On April 26, 2007, the Company acquired Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”). As a result of the Sunrise REIT acquisition, the Company is party to management agreements with Sunrise Senior Living, Inc. (“Sunrise”) pursuant to which Sunrise provides comprehensive accounting and property management services for each of the Sunrise REIT properties, as well as two additional properties the Company acquired subsequent to the Sunrise REIT acquisition (collectively, the “Sunrise Properties”). As permitted under Securities and Exchange Commission guidelines, the Company excluded from the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007, internal control over financial reporting of the Sunrise Properties’ assets and operations. Net assets and total revenues related to the Sunrise Properties represented 38.1% and 36.6%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of Ventas, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Ventas, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinios

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Ventas, Inc.

We have audited Ventas, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal control over financial reporting of the Sunrise Properties’ assets and operations, which is included in the 2007 consolidated financial statements of Ventas, Inc. and constituted 38.1% and 36.6%, of net assets and total revenues, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Ventas, Inc. also did not include an evaluation of the internal control over financial reporting of the Sunrise Properties’ assets and operations.

In our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ventas, Inc. as of December 31, 2007 and 2006, and the

related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the index. Our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 27, 2008

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(In thousands, except per share amounts)

	2007	2006
Assets
Real estate investments:
Land	$572,092	$357,804
Buildings and improvements	5,718,273	3,350,033

	6,290,365	3,707,837
Accumulated depreciation	(816,352)	(659,584)

Net real estate property	5,474,013	3,048,253
Loans receivable, net	19,998	35,647

Net real estate investments	5,494,011	3,083,900
Cash and cash equivalents	28,334	1,246
Escrow deposits and restricted cash	54,077	80,039
Deferred financing costs, net	22,836	18,415
Notes receivable-related parties	2,092	2,466
Other	115,278	67,734

Total assets	$5,716,628	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$3,360,499	$2,329,053
Deferred revenue	9,065	8,194
Accrued dividend	—	41,949
Accrued interest	20,790	19,929
Accounts payable and other accrued liabilities	173,576	114,012
Deferred income taxes	297,590	30,394

Total liabilities	3,861,520	2,543,531
Minority interest	31,454	393
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 and 180,000 shares authorized at December 31, 2007 and 2006, respectively; 133,665 and 106,137 shares issued at December 31, 2007 and 2006, respectively	33,416	26,545
Capital in excess of par value	1,821,294	766,470
Accumulated other comprehensive income	17,416	1,037
Retained earnings (deficit)	(47,846)	(84,176)
Treasury stock, 14 and 0 shares at December 31, 2007 and 2006, respectively	(626)	—

Total stockholders’ equity	1,823,654	709,876

Total liabilities and stockholders’ equity	$5,716,628	$3,253,800

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

	2007	2006	2005
Revenues:
Rental income	$483,985	$405,952	$310,915
Resident fees and services	282,226	—	—
Interest income from loans receivable	2,586	7,014	5,001
Interest and other income	2,994	2,886	3,268

Total revenues	771,791	415,852	319,184
Expenses:
Interest	204,218	136,544	100,431
Depreciation and amortization	234,061	117,172	85,319
Property-level operating expenses	198,125	3,171	2,576
General, administrative and professional fees (including non-cash stock-based compensation expense of $7,493, $3,046 and $1,971 for the years ended December 31, 2007, 2006 and 2005, respectively)	36,425	26,136	25,075
Foreign currency gain	(24,280)	—	—
Rent reset costs	—	7,361	—
Reversal of contingent liability	—	(1,769)	—
(Gain) loss on extinguishment of debt	(88)	1,273	1,376
Net gain on swap breakage	—	—	(981)
Net proceeds from litigation settlement	—	—	(15,909)
Contribution to charitable foundation	—	—	2,000
Merger-related expenses	2,979	—	—

Total expenses	651,440	289,888	199,887

Income before net loss on real estate disposals, income taxes, minority interest and discontinued operations	120,351	125,964	119,297
Net loss on real estate disposals	—	—	(175)

Income before income taxes, minority interest and discontinued operations	120,351	125,964	119,122
Income tax benefit	28,042	—	—

Income before minority interest and discontinued operations	148,393	125,964	119,122
Minority interest, net of tax	1,698	—	—

Income from continuing operations	146,695	125,964	119,122
Discontinued operations	135,623	5,466	11,461

Net income	282,318	131,430	130,583
Preferred stock dividends and issuance costs	5,199	—	—

Net income applicable to common shares	$277,119	$131,430	$130,583

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$1.15	$1.21	$1.25
Discontinued operations	1.11	0.05	0.12

Net income applicable to common shares	$2.26	$1.26	$1.37

Diluted:
Income from continuing operations applicable to common shares	$1.15	$1.20	$1.24
Discontinued operations	1.10	0.05	0.12

Net income applicable to common shares	$2.25	$1.25	$1.36

Weighted average shares used in computing earnings per common share:
Basic	122,597	104,206	95,037
Diluted	123,012	104,731	95,775

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Unearned Compensation on Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2005	$21,283	$208,903	$(633)	$(9,114)	$(45,297)	$(14,918)	$160,224
Comprehensive Income:
Net income applicable to common shares	—	—	—	—	130,583	—	130,583
Unrealized gain on interest rate swap	—	—	—	5,754	—	—	5,754
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	—	3,217	—	—	3,217

Comprehensive income	—	—	—	—	—	—	139,554
Dividends to common stockholders—$1.44 per share	—	—	—	—	(135,688)	—	(135,688)
Issuance of common stock	4,561	485,285	—	—	—	—	489,846
Issuance of common stock for stock plans	83	(1,368)	—	—	—	13,048	11,763
Grant of restricted stock, net of forfeitures	—	(170)	(1,330)	—	—	1,870	370
Amortization of restricted stock grants	—	—	1,250	—	—	—	1,250

Balance at December 31, 2005	25,927	692,650	(713)	(143)	(50,402)	—	667,319
Comprehensive Income:
Net income applicable to common shares	—	—	—	—	131,430	—	131,430
Unrealized gain on interest rate swap	—	—	—	810	—	—	810
Reclassification adjustment for realized gain on interest rate swap included in net income during the year	—	—	—	(359)	—	—	(359)
Unrealized gain on marketable securities	—	—	—	729	—	—	729

Comprehensive income	—	—	—	—	—	—	132,610
Dividends to common stockholders—$1.58 per share	—	—	—	—	(165,204)	—	(165,204)
Issuance of common stock	427	64,573	—	—	—	—	65,000
Issuance of common stock for stock plans	191	9,545	—	—	—	170	9,906
Grant of restricted stock, net of forfeitures	—	415	—	—	—	(170)	245
Reclassification of unearned compensation on restricted stock to capital in excess of par value	—	(713)	713	—	—	—	—

Balance at December 31, 2006	26,545	766,470	—	1,037	(84,176)	—	709,876
Comprehensive Income:
Net income applicable to common shares	—	—	—	—	277,119	—	277,119
Foreign currency translation	—	—	—	18,651	—	—	18,651
Unrealized loss on interest rate swaps	—	—	—	(995)	—	—	(995)
Reclassification adjustment for realized gain on interest rate swap included in net income during the year	—	—	—	(548)	—	—	(548)
Realized gain on marketable securities	—	—	—	(729)	—	—	(729)

Comprehensive income	—	—	—	—	—	—	293,498
Dividends to common stockholders—$1.90 per share	—	—	—	—	(240,789)	—	(240,789)
Issuance of common stock	6,727	1,038,986	—	—	—	—	1,045,713
Issuance of common stock for stock plans	144	15,395	—	—	—	434	15,973
Grant of restricted stock, net of forfeitures	—	443	—	—	—	(1,060)	(617)

Balance at December 31, 2007	$33,416	$1,821,294	$—	$17,416	$(47,846)	$(626)	$1,823,654

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$282,318	$131,430	$130,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	235,045	119,653	88,002
Amortization of deferred revenue and lease intangibles, net	(9,819)	(2,412)	(3,497)
Other amortization expenses	2,456	3,253	3,891
Stock-based compensation	7,493	3,046	1,971
Straight-lining of rental income	(17,311)	(19,963)	(14,287)
Reversal of contingent liability	—	(1,769)	—
Loss on extinguishment of debt	—	1,273	1,358
Gain on sale of assets (including amounts in discontinued operations)	(129,478)	—	(4,939)
Net gain on sale of marketable equity securities	(864)	(1,379)	—
Net gain on swap breakage	—	—	(981)
Loss on bridge financing	2,550	—	—
Income tax benefit	(28,042)	—	—
Other	222	488	(2,698)
Changes in operating assets and liabilities:
Decrease (increase) in escrow deposits and restricted cash	40,244	(29,789)	10,120
Decrease (increase) in other assets	5,468	(11,895)	(5,396)
(Decrease) increase in accrued interest	(4,906)	5,511	5,675
Increase in accounts payable and other liabilities	14,434	41,420	13,962

Net cash provided by operating activities	399,810	238,867	223,764
Cash flows from investing activities:
Net investment in real estate property	(1,348,354)	(490,311)	(589,527)
Proceeds from real estate disposals	157,400	—	1,416
Investment in loans receivable	—	(191,068)	(47,333)
Proceeds from sale of securities	7,773	—	—
Proceeds from loans receivable	15,803	195,411	20,274
Capital expenditures	(6,372)	(368)	(25)
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	—	9,902	—
Purchase of marketable equity securities	—	(5,530)	—
Other	374	(10)	154

Net cash used in investing activities	(1,173,376)	(481,974)	(615,041)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	92,300	57,000	—
Net change in borrowings under secured revolving credit facility	—	(89,200)	50,200
Net change in borrowings under Canadian credit facility	84,286	—	—
Issuance of bridge financing	1,230,000	—	—
Repayment of bridge financing	(1,230,000)	—	—
Proceeds from debt	53,832	449,005	600,000
Repayment of debt	(184,613)	(16,084)	(231,988)
Debt and preferred stock issuance costs	(4,300)	—	—
Payment of deferred financing costs	(7,856)	(4,876)	(9,279)
Issuance of common stock	1,045,713	831	101,964
Payment of swap breakage fee	—	—	(2,320)
Cash distribution to preferred stockholders	(3,449)	—	—
Cash distribution to common stockholders	(282,739)	(160,598)	(125,843)
Other	12,475	6,634	6,819

Net cash provided by financing activities	805,649	242,712	389,553

Net increase (decrease) in cash and cash equivalents	32,083	(395)	(1,724)
Effect of foreign currency translation on cash and cash equivalents	(4,995)	—	—
Cash and cash equivalents at beginning of year	1,246	1,641	3,365

Cash and cash equivalents at end of year	$28,334	$1,246	$1,641

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$207,478	$133,653	$100,362
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$1,199,787	$189,262	$931,571
Other assets acquired	157,865	835	35,704
Debt assumed	970,301	125,633	541,174
Deferred taxes	306,225	—	—
Minority interest	32,730	—	—
Other liabilities	48,396	(536)	33,275
Issuance of common stock	—	65,000	392,826

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of December 31, 2007, this portfolio consisted of 519 assets: 253 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 27 medical office and other properties in 43 states and two Canadian provinces, including 77 seniors housing communities we acquired from Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) on April 26, 2007. See “Note 5—Acquisitions.” With the exception of our medical office buildings (“MOBs”) and 79 of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements, we lease these properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased 203 of our properties and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) leased 83 of our properties as of December 31, 2007. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of December 31, 2007.

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

Note 2—Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings applicable to minority interests.

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

Long-Lived Assets and Intangibles

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible and recognized intangible assets and liabilities based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets and liabilities acquired as of the acquisition date. Recognized intangibles include the value of acquired lease contracts, management agreements and related customer relationships.

Our method for determining fair value varies with the categorization of the asset or liability acquired. We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Fixtures and equipment, with a net book value of $113.6 million and $108.8 million at December 31, 2007 and 2006, respectively, is included in net real estate property on our Consolidated Balance Sheets. Depreciation is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years for buildings and improvements and three to ten years for fixtures and equipment. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. We adjust the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2007, 2006 and 2005.

Loans and Other Amounts Receivable from Third Parties

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees are amortized over the contractual life of the loan using the level yield method. Interest income on the loans receivable is recorded as earned. We evaluate the collectibility of loans and other amounts receivable from third parties based on, a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the applicable borrower or tenant and any guarantor and (iv) the payment history of

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors. No reserves were recorded against our loans receivable balance at December 31, 2007 and 2006.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

Escrow Deposits and Restricted Cash

Escrow deposits consist of amounts held by us or lenders to provide for future real estate tax and insurance expenditures and tenant improvements related to our operations and properties. Restricted cash represents amounts paid to us for security deposits and other purposes.

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $13.5 million and $7.5 million at December 31, 2007 and 2006, respectively. Amortized costs of approximately $5.5 million, $3.3 million and $3.9 million were included in interest expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Marketable Equity Securities

We record marketable equity securities as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholder’s equity as a component of accumulated other comprehensive income on the Consolidated Balance Sheets. Gains or losses on securities sold are based on the specific identification method and reported in interest and other income on our Consolidated Statements of Income. During the years ended December 31, 2007 and 2006, we realized gains related to the sale of various equity securities of $0.9 million and $1.4 million, respectively. There were no gains or losses realized for the year ended December 31, 2005.

Derivative Instruments

We use derivative instruments to protect against the risk of interest rate movements on future cash flows under our variable rate debt agreements and the risk of foreign currency exchange rate movements. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, derivative instruments are reported at fair value on our Consolidated Balance Sheets. Changes in the fair value of derivatives are recognized as adjustments to net income if the derivative does not qualify for hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. As of December 31, 2007, a $0.5 million net unrealized loss on our interest rate swap is included in accumulated other comprehensive income.

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise REIT. See “Note 5—Acquisitions.” We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These contracts were settled on April 26, 2007, the acquisition date, and we received cash of $33.2 million upon settlement. For the year ended December 31, 2007, we recognized gains related to these call option contracts of $24.7 million, which is included in our Consolidated Statements of Income as a foreign currency gain.

Fair Values of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments.

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

Revenue Recognition

Certain of our leases, excluding our master lease agreements with Kindred (the “Kindred Master Leases”) but including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $54.5 million and $37.1 million at December 31, 2007 and 2006, respectively.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income when all of the following criteria are met in accordance with the Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Resident fees and services are recognized monthly as services are provided. Move-in fees, which are included in resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R). We adopted SFAS No. 123(R) on January 1, 2006. See “Note 11—Stock-Based Compensation.”

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Federal Income Tax

Since we have elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), prior to the second quarter of 2007 we made no provision for federal income tax purposes and we will continue to make no provision for REIT income and expense. As a result of the Sunrise REIT acquisition, income tax expense or benefit is now being recorded with respect to certain entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

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

Discontinued Operations

The results of operations and gain or loss on assets sold or held for sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. Interest expense allocated to discontinued operations has been estimated based on a proportional allocation of rental income among all of our properties.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, whereas balance sheet accounts are translated using exchange rates in effect at the end of the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in our Consolidated Balance Sheets. Transaction gains and losses are recorded in our Consolidated Statements of Income.

Segment Reporting

As of December 31, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment—investment in real estate—which included the triple-net leased properties and our MOBs. Our MOB segment consists of leasing space primarily to physicians and other healthcare-related businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, we separated them from the triple-net leased properties segment. However, the MOB segment is not individually reported and is included in “All Other” because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time. See “Note 19—Segment Information.”

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when and in what amount an uncertain tax item should be recorded in the financial statements and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. See “Note 12—Income Taxes.”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only if they meet certain criteria. SFAS No. 141(R) will be effective for us beginning on January 1, 2009. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009. Early adoption is prohibited. This statement is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3—Revenues from Properties

Triple-Net Leased Properties

Approximately 30.8%, 51.6% and 59.8% of our total revenues (including amounts in discontinued operations) for the years ended December 31, 2007, 2006 and 2005, respectively, were derived from the four Kindred Master Leases.

On June 7, 2005, we completed the acquisition of Provident Senior Living Trust (“Provident”) (see “Note 5—Acquisitions”), which leased all of its properties to affiliates of Brookdale and Alterra. In September 2005, Brookdale was combined, through a series of mergers, with Alterra under a new holding company, Brookdale Senior Living. Approximately 15.7%, 28.6% and 22.9% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively, were derived from our lease agreements with Brookdale Senior Living.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kindred Master Leases.    The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into renewal bundles, with each bundle containing a varying number of diversified properties. All properties within a bundle have primary terms ranging from ten to 15 years, commencing May 1, 1998, and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at a specified rate over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease) contingent upon the satisfaction of the specified facility revenue parameters. On October 6, 2006, final appraisers designated by us and Kindred specified that the market annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4, and is based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%, under Kindred Master Lease 2, in all cases contingent upon satisfaction of the aforementioned revenue parameters.

On April 27, 2007, Kindred renewed, through April 30, 2013, its leases covering all 64 healthcare assets owned by us (seven of which we subsequently sold on June 30, 2007 (see “Note 6—Dispositions”)) whose base term would have expired on April 30, 2008. Kindred retains two additional sequential five-year renewal options for these assets.

Brookdale Senior Living Leases.    Our leases with Brookdale have primary terms of 15 years, commencing either January 28, 2004 (in the case of 15 “Grand Court” properties we acquired in early 2004) or October 19, 2004 (in the case of the properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of 15 years, commencing either October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

Under the terms of the Brookdale leases assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%. Under the terms of the Brookdale leases with respect to the “Grand Court” properties, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%. We recognize rent revenue under the Brookdale and Alterra leases on a straight-line basis. See “Note 13—Commitments and Contingencies.”

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future contracted minimum rentals, excluding contingent rent escalations, but with straight-line rents where applicable, for all of our triple-net leases are as follows:

	Kindred	Brookdale Senior Living	Other	Total
	(In thousands)
2008	$236,120	$119,854	$137,001	$492,975
2009	232,729	119,673	136,177	488,579
2010	157,676	119,677	136,358	413,711
2011	122,806	119,680	136,638	379,124
2012	125,302	119,684	136,042	381,028
Thereafter	42,048	817,770	901,238	1,761,056

Total	$916,681	$1,416,338	$1,583,454	$3,916,473

Senior Living Operations

As a result of the acquisition of the Sunrise REIT properties, we are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Total revenues attributable to senior living operations managed by Sunrise were $283.1 million for the period from April 26, 2007 through December 31, 2007, representing 36.2% of our total revenues (including amounts in discontinued operations) for the year ended December 31, 2007.

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

Note 4—Concentration of Credit Risk

As of December 31, 2007, approximately 39.7%, 22.0% and 14.9% of our properties, based on their original cost, were operated by Sunrise, Brookdale Senior Living and Kindred, respectively, and approximately 76.9% and 13.9% of our properties, based on their original cost, were seniors housing communities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, MOBs and other healthcare-related assets. These properties were located in 43 states, with properties in two states accounting for more than 10% of total revenues during the year ended December 31, 2007, and two Canadian provinces. Properties in two states and one state accounted for more than 10% of total revenues for the years ended December 31, 2006 and 2005, respectively.

Because we lease a substantial portion of our triple-net leased properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us and their

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 5—Acquisitions

The following is a summary of our more significant acquisitions in 2007, 2006 and 2005. The primary reason for these acquisitions was to invest in seniors housing and healthcare-related properties with an expected yield on investment, as well as to diversify our portfolio and revenue base and limit our dependence on any single operator, geography or asset type for our revenue.

Sunrise REIT Acquisition

On April 26, 2007, we completed the acquisition of all of the assets of Sunrise REIT pursuant to the terms of a purchase agreement dated as of January 14, 2007, as amended, among us, our wholly owned subsidiaries, Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc., the “Securities Purchaser”) and Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc., the “Asset Purchaser” and, together with the Securities Purchaser, the “Purchasers”), Sunrise REIT, Sunrise REIT Trust (“Sub Trust”) and Sunrise REIT GP Inc. (“Sunrise GP”), in its capacity as general partner of Sunrise Canadian UPREIT, LP (“UPREIT”). The aggregate consideration for the Sunrise REIT acquisition, including the assumption of debt, was approximately $2.0 billion.

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

Through the Sunrise REIT acquisition, we acquired a 100% interest in 18 seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of the 77 communities, 66 are located in metropolitan areas of 19 U.S. states and eleven are located in the Canadian provinces of Ontario and British Columbia.

As a result of the Sunrise REIT acquisition, we are party to management agreements with Sunrise pursuant to which Sunrise provides comprehensive accounting and property management services with respect to each of

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We funded the Sunrise REIT acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share, and the assumption of $861.1 million of existing mortgage debt. In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of certain of our Kindred assets (see “Note 6—Dispositions”) and borrowings under our unsecured revolving credit facility to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2007, we expensed $5.2 million of preferred stock dividends and issuance costs related to the Series A Senior Preferred Stock and $5.0 million of fees and interest associated with the senior interim loan (the latter of which is included in interest expense in our Consolidated Statements of Income for the year ended December 31, 2007).

On June 19, 2007, we acquired an 80% interest in the seniors housing community located in Staten Island, New York in accordance with the terms of the applicable fixed price acquisition agreement for approximately $25.5 million, inclusive of our share of assumed debt of $15.3 million.

On December 11, 2007, we acquired an 80% interest in the seniors housing community located in Vaughan, Ontario in accordance with the terms of the applicable fixed price acquisition agreement for approximately Cdn $43.6 million, inclusive of our share of assumed construction debt of Cdn $23.3 million. The joint venture has the ability to borrow an additional Cdn $11.7 million under the existing construction loan for capital improvements.

We incurred $3.0 million of merger-related expenses (that were not capitalized) in connection with the Sunrise REIT acquisition during the year ended December 31, 2007. Merger-related expenses include incremental costs directly related to the acquisition and expenses relating to our lawsuit against HCP, Inc (“HCP”).

Other 2007 Acquisitions

During 2007, we acquired two seniors housing communities for an aggregate purchase price of $18.5 million, inclusive of assumed debt of $9.0 million at the time of the acquisition. The purchase price was allocated between land and buildings and improvements of $0.7 million and $17.8 million, respectively, based upon their estimated fair values. These properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”).

Also throughout 2007, we acquired eight MOBs, in seven separate transactions, for an aggregate purchase price of $150.5 million, inclusive of assumed debt of $21.5 million at the time of the acquisitions. The purchase price was allocated between land and buildings and improvements of $7.6 million and $142.9 million, respectively, based upon their estimated fair values. Seven of these MOBs are owned through joint ventures with three different partners that provide management and leasing services for the properties. The joint venture partners have a minority interest ranging from less than 1% to less than 9%.

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

The properties are being leased to affiliates of Senior Care, pursuant to the terms of a triple-net master lease having an initial term of 15 years and two five-year extensions. Approximately 6.1% and 1.6% of our total revenues (including amounts in discontinued operations) for the years ended December 31, 2007 and 2006, respectively, were derived from our lease agreements with Senior Care.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other 2006 Acquisitions

Also during 2006, we acquired eight seniors housing communities, in five separate transactions, for an aggregate purchase price of $74.3 million, including assumed debt of $10.8 million at the time of the acquisitions. The seniors housing communities are leased to various operators under triple-net leases, each having initial terms ranging from ten to 15 years and initially providing aggregate, annual cash base rent of approximately $6.2 million, subject to escalation as provided in the leases.

Provident

On June 7, 2005, we completed the acquisition of Provident in a transaction valued at approximately $1.2 billion. Provident was formed as a Maryland real estate investment trust in March 2004 and owned seniors housing properties located in the United States. Pursuant to the Provident acquisition, we acquired 68 independent and assisted living communities in 19 states comprised of approximately 6,819 residential living units, all of which are leased to affiliates of Brookdale and Alterra pursuant to triple-net leases with renewal options. Approximately 13.6%, 24.7% and 17.8% of our total revenues (including amounts in discontinued operations) for the years ended December 31, 2007, 2006 and 2005, respectively, were derived from our lease agreements related to the Provident properties.

We funded the cash portion of the purchase price for the Provident acquisition, which was approximately $231.0 million, and repaid all outstanding borrowings under Provident’s credit facility at closing from a combination of net proceeds from the sale of $350.0 million aggregate principal amount of senior notes issued by Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (collectively, the “Issuers”), and borrowings under our previous secured revolving credit facility. Additionally, we issued approximately 15.0 million shares of our common stock and share equivalents to Provident equity holders as part of the purchase price for the Provident acquisition. We also assumed approximately $459.4 million of property-level mortgage debt.

Other 2005 Acquisitions

Also during 2005, we acquired 23 seniors housing communities, an adjacent parcel of land and one hospital for an aggregate purchase price of $278.2 million, including assumed debt of $74.4 million at the time of the acquisitions. The seniors housing communities and the hospital are leased to various operators under triple-net leases, each having initial terms ranging from ten to 15 years and initially providing aggregate, annual cash base rent of approximately $23.9 million, subject to escalation as provided in the leases.

In addition, we acquired three MOBs in 2005 for an aggregate purchase price of $13.0 million, including assumed debt of $7.3 million at the time of the acquisitions. These buildings are leased to various tenants under leases having various remaining terms and initially providing aggregate, annual cash base rent of approximately $1.7 million, subject to escalation as provided in the leases. We have engaged third parties to manage the operations of the MOBs.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value

The transactions completed during the year ended December 31, 2007 were accounted for under the purchase method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are subject to refinement as additional valuation information is received.

	Sunrise-Managed Acquisitions	Sunrise Minority Interest	Other	Total
	(In thousands)
Land, net	$174,074	$35,164	$8,232	$217,470
Buildings and improvements, net	2,062,134	151,362	161,366	2,374,862
Other assets	149,099	7,758	1,008	157,865

Total assets acquired	2,385,307	194,284	170,606	2,750,197
Notes payable and other debt, net	782,060	157,761	30,480	970,301
Deferred tax liabilities	306,225	—	—	306,225
Other liabilities	41,306	5,908	1,182	48,396

Total liabilities assumed	1,129,591	163,669	31,662	1,324,922

Net assets acquired	1,255,716	30,615	138,944	1,425,275
Minority interest	—	30,615	2,115	32,730
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	—	—	14,100	14,100
Cash acquired	28,494	1,597	—	30,091

Total cash used	$1,227,222	$(1,597)	$122,729	$1,348,354

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2007, 2006 and 2005 acquisitions and issuances of common stock as of the beginning of each of the years ended December 31, 2007 and 2006:

	For the Year Ended December 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues	$929,632	$902,425
Income from continuing operations applicable to common shares	137,409	108,430
Discontinued operations	135,623	5,466
Net income applicable to common shares	273,032	113,896
Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$1.03	$0.82
Discontinued operations	1.02	0.04

Net income applicable to common shares	$2.05	$0.86

Diluted:
Income from continuing operations applicable to common shares	$1.02	$0.81
Discontinued operations	1.02	0.04

Net income applicable to common shares	$2.04	$0.85

Weighted average shares used in computing earnings per common share:
Basic	133,140	132,824
Diluted	133,555	133,349

Note 6—Dispositions

On June 30, 2007, we completed the sale of 22 properties to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was held in escrow for use in a Code Section 1031 exchange, of which all was utilized during the year ended December 31, 2007 for other acquisitions. See “Note 5—Acquisitions.” In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of assets of $129.5 million during the year ended December 31, 2007. We did not make any dispositions during the year ended December 31, 2006. In 2005, we completed the sale of one seniors housing community for approximately $9.9 million in net cash proceeds and recognized a net gain on the sale of assets of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million. These net proceeds were held in escrow for use in a Code Section 1031 exchange at December 31, 2005 and released back to us during 2006, as no like-kind exchange was consummated.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a summary of the results of operations of sold facilities during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Revenues:
Rental income	$5,743	$12,497	$14,641
Interest and other income	3,500	—	165

	9,243	12,497	14,806
Expenses:
Interest	2,115	4,550	5,777
Depreciation and amortization	983	2,481	2,682

	3,098	7,031	8,459

Income before gain on sale of real estate assets	6,145	5,466	6,347
Gain on sale of real estate assets	129,478	—	5,114

Discontinued operations	$135,623	$5,466	$11,461

Note 7—Intangibles

At December 31, 2007, intangible lease assets, comprised of above market resident leases, in-place resident leases and other intangibles, were $7.3 million, $81.2 million and $2.6 million, respectively. At December 31, 2007, the accumulated amortization of the intangible assets was $58.4 million. The weighted average amortization period of intangible assets is approximately one year.

At December 31, 2007, intangible lease liabilities, comprised of below market resident leases, were $9.8 million. At December 31, 2007, the accumulated amortization of the intangible liabilities was $6.6 million. The weighted average amortization period of intangible liabilities is approximately one year.

Note 8—Loans Receivable

As of December 31, 2007, we held three first mortgage loans in an aggregate amount of $20.1 million. Our first mortgage loans have a 1% exit fee that was received at the date of issuance and is being deferred and amortized over the term of the loan. The aggregate unamortized balance of these deferred fees as of December 31, 2007 was $0.1 million.

During 2005, we extended three first mortgage loans in the aggregate principal amount of $25.9 million. The loans accrue interest at a rate of 9% per annum and provide for monthly amortization of principal with balloon payment maturity dates in 2010. Each loan is guaranteed by an affiliate of the borrower and its two principals. Only two of these loans were outstanding as of December 31, 2007.

Also during 2005, we invested in a portfolio of eight distressed mortgage loans with eight separate borrowers for an aggregate purchase price of $21.4 million. As of December 31, 2005, our investment in the portfolio was satisfied by the buy-out of the applicable distressed mortgage loans in an amount equal to our investment in these loans. In conjunction with these buy-outs, we extended three first mortgage loans in an aggregate principal amount of $10.5 million. These first mortgage loans also accrue interest at a rate of 9% per annum and provide for monthly amortization of principal with balloon payment maturity dates in 2010. These three first mortgage loans are also guaranteed by a third party and its two principals. Only one of these loans was outstanding as of December 31, 2007.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Borrowing Arrangements

The following is a summary of our long-term debt and certain interest rate and maturity information as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Unsecured revolving credit facility	$149,300	$57,000
Canadian credit facility	89,670	—
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
6 3/4% Senior Notes due 2017	225,000	225,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	170,000	175,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
Mortgage loans and other	1,567,668	733,951

Total	3,347,676	2,336,989
Unamortized fair value adjustment	19,669	—
Unamortized commission fees and discounts	(6,846)	(7,936)

Senior notes payable and other debt	$3,360,499	$2,329,053

Unsecured Revolving Credit Facility

In April 2006, we entered into a $500.0 million unsecured revolving credit facility which replaced our previous $300.0 million secured revolving credit facility. Our unsecured revolving credit facility matures in 2009, with an option to extend for one year subject to the satisfaction of certain conditions, and originally contained a $100.0 million “accordion feature” that permitted us to increase our total borrowing capacity to $600.0 million. On March 30, 2007, we accessed the accordion feature and increased the borrowing capacity from $500.0 million to $600.0 million. On July 27, 2007, we amended our unsecured revolving credit facility to include a $150.0 million accordion feature that permits us to expand our borrowing capacity to a total of $750.0 million upon satisfaction of certain conditions. Pricing under the unsecured revolving credit facility remained the same and we did not record any material expenses or charges in connection with the amendment.

Generally, borrowings outstanding under the unsecured revolving credit facility bear interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage based on our consolidated leverage. As of December 31, 2007, the applicable percentage was 0.75%. Our previous secured revolving credit facility also bore interest at a fluctuating LIBOR-based rate per annum plus an applicable percentage. The applicable percentage for the previous secured revolving credit facility was 1.45% from January 1, 2006 until its replacement in April 2006.

We incurred losses on extinguishment of debt in the amount of $1.3 million for the year ended December 31, 2006 and $1.4 million for the year ended December 31, 2005, representing the write-off of unamortized deferred financing costs related to the previous secured revolving credit facility and our commercial mortgage backed securities (“CMBS”) loan, respectively.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Credit Facility

On August 24, 2007, we entered into a Cdn $90.0 million unsecured revolving credit facility (the “Canadian credit facility”). Generally, borrowings outstanding under the Canadian credit facility bear interest at a fluctuating “Bankers’ Acceptance” rate per annum plus an applicable percentage based on our consolidated leverage. As of December 31, 2007, the applicable percentage was 0.75%.

On January 24, 2008, we amended the Canadian credit facility to expand our borrowing capacity to a total of Cdn $105.0 million. We also extended the original maturity date from February 24, 2008 to May 24, 2008. We may further extend the maturity date for an additional three months subject to the satisfaction of certain conditions.

Convertible Senior Notes

In December 2006, we completed the offering of $230.0 million aggregate principal amount of our 3 7/8 % Convertible Senior Notes due 2011 (the “Convertible Notes”). The Convertible Notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 11, 2011, at any time prior to the close of business on the second business day prior to the stated maturity, in each case into cash up to the principal amount of the Convertible Notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at an initial conversion rate of 22.1867 shares per $1,000 principal amount of notes (which equates to an initial conversion price of approximately $45.07 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. As of December 31, 2007, the adjusted conversion rate was 22.3615 shares per $1,000 principal amount of notes (which equates to a conversion price of approximately $44.72 per share). To the extent the market price of our common stock exceeds the conversion price, our earnings per share will be diluted. There was no dilutive impact per share for the year ended December 31, 2007.

The Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ventas Realty and by certain of our other direct and indirect subsidiaries as described in the indenture. The Convertible Notes are part of our and the guarantors’ general unsecured obligations, ranking equal in right of payment with all of our and the guarantors’ existing and future senior obligations and ranking senior to all of our and the guarantors’ existing and future subordinated indebtedness. However, the Convertible Notes are effectively subordinated to our and the guarantors’ secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The Convertible Notes are also structurally subordinated to preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries that do not guarantee the Convertible Notes.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2005, we completed the offering of $175.0 million aggregate principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes”) of the Issuers, and $175.0 million aggregate principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”) of the Issuers. On August 3, 2007, we purchased $5.0 million principal amount of 2015 Senior Notes in an open market transaction. As a result of the purchase, we reported a gain on extinguishment of debt of $0.1 million during the year ended December 31, 2007.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mortgages

At December 31, 2007, we had outstanding 121 mortgage loans totaling $1.57 billion that are collateralized by the underlying assets of the properties. Outstanding principal balances on these loans ranged from $0.4 million to $59.4 million as of December 31, 2007. The loans generally bear interest at fixed rates ranging from 5.4% to 8.5% per annum, except for 15 loans with outstanding principal balances ranging from $0.4 million to $32.0 million, which bear interest at the lender’s variable rates ranging from 3.4% to 7.3% per annum as of December 31, 2007. At December 31, 2007, the weighted average annual rate on fixed rate debt was 6.5% and the weighted average annual rate on the variable rate debt was 6.1%. The loans had a weighted average maturity of 7.0 years as of December 31, 2007. Sunrise’s portion of total debt was $157.1 million as of December 31, 2007.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2007, our indebtedness had the following maturities (in thousands):

2008	$193,101
2009	605,762
2010	282,138
2011	303,191
2012	527,221
Thereafter	1,436,263

Total maturities	3,347,676
Unamortized fair value adjustment	19,669
Unamortized commission fees and discounts	(6,846)

Senior notes payable and other debt	$3,360,499

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivatives and Hedging

In the normal course of business, we are exposed to the effect of interest rate movements on future cash flows under our variable rate debt agreements and the effect of foreign currency exchange rate movements. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments.

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

In 2001, we entered into the Swap in the original notional amount of $450.0 million to hedge floating-rate debt for the period between July 1, 2003 and June 30, 2008, under which we pay a fixed rate of 5.385% and receive LIBOR from the counterparty to the agreement. The Swap is treated as a cash flow hedge. In 2003 and 2005, due to our lower expected future variable rate debt balances, we reduced the notional amount of the Swap to $330.0 million and then to $100.0 million for its remaining term in exchange for payments from us of approximately $8.6 million and $2.3 million, respectively. The $2.3 million partial swap breakage cost and $3.3 million of the deferred gain were recognized as a net gain of $1.0 million in our Consolidated Statement of Income for the year ended December 31, 2005.

Amortization of the deferred gain from the termination of a swap arrangement was included in accumulated other comprehensive income in the amount of $0.7 million for the year ended December 31, 2006. For the year ended December 31, 2007, this amount was fully amortized.

Unrealized gains and losses on the Swap are recorded as other comprehensive income. The amounts reclassified into interest expense due to the Swap for the years ended December 31, 2007, 2006 and 2005 were $0.5 million, $0.3 million and $6.9 million, respectively. No amount was reflected as interest expense due to ineffectiveness of the Swap for the years ended December 31, 2007, 2006 and 2005, as our variable rate debt balances approximated the $100.0 million notional amount of the Swap.

There are no collateral requirements under the Swap. Although we are exposed to credit loss in the event of the non-performance by the counterparty to the Swap, we do not anticipate any such non-performance. The notional amount of the Swap at December 31, 2007 was $100.0 million, which is scheduled to expire on June 30, 2008.

At December 31, 2007, the Swap was reported at its fair value of $0.5 million and is included in other accrued liabilities in the Consolidated Balance Sheet. The offsetting entry is reported as a deferred loss in accumulated other comprehensive loss.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise REIT. See “Note 5—Acquisitions.” We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price. These contracts were settled on April 26, 2007, the acquisition date, and we received cash of $33.2 million upon settlement. For the year ended December 31, 2007, we recognized gains related to call option contracts of $24.3 million, which is included as a foreign currency gain on our Consolidated Statement of Income for the year ended December 31, 2007.

Unamortized Fair Value Adjustment

The fair value adjustment related to the long-term debt we assumed in connection with the Sunrise REIT acquisition was $22.2 million and is recognized as effective yield adjustments over the remaining term of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt for each of the five succeeding years follows: 2008—$4.3 million; 2009—$3.3 million; 2010—$2.9 million; 2011—$2.9 million; and 2012—$2.4 million.

Note 10—Fair Values of Financial Instruments

As of December 31, 2007 and 2006, the carrying amounts and fair values of our financial instruments were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$28,334	$28,334	$1,246	$1,246
Loans receivable	19,998	22,148	35,647	40,218
Notes receivable—related parties	2,092	2,125	2,466	2,470
Interest rate swap agreement	(503)	(503)	(429)	(429)
Senior notes payable and other debt, gross	(3,347,676)	(3,471,199)	(2,336,989)	(2,470,749)

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

Note 11—Stock-Based Compensation

Compensation Plans

We have six plans under which options to purchase common stock and/or shares or units of restricted stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors have received or may receive common stock in lieu of director fees (the following are collectively referred to as the “Plans”): (1) the 1987 Incentive Compensation Program (Employee Plan); (2) the 2000 Incentive Compensation Plan (Employee Plan); (3) the 2004 Stock Plan for Directors; (4) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (5) the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”); (6) the Executive Deferred Stock Compensation Plan; (7) the Nonemployee Director Deferred Stock Compensation Plan; (8) the 2006 Incentive Plan; and (9) the 2006 Stock Plan for Directors.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2007, option and restricted stock grants and stock issuances could only be made under the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan, the Nonemployee Director Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors. The 2000 Incentive Compensation Plan (Employee Plan) and the 2004 Stock Plan for Directors expired on December 31, 2006, and no additional grants were permitted under those plans after that date. Additional grants are also not permitted under the 1987 Incentive Compensation Program (Employee Plan) or the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. In addition, the Directors Stock Purchase Plan terminated in accordance with its terms during 2007.

The number of shares reserved and the number of shares available for future grants or issuance under these plans as of December 31, 2007 are as follows:

•

Executive Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and, as of December 31, 2007, 500,000 shares were available for future issuance.

•

Nonemployee Director Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and, as of December 31, 2007, 473,730 shares were available for future issuance.

•

2006 Incentive Plan—5,000,000 shares are reserved for grants or issuance to employees and 4,663,364 were available for future grants or issuance as of December 31, 2007. This plan replaced the 2000 Incentive Compensation Plan (Employee Plan).

•

2006 Stock Plan for Directors—400,000 shares are reserved for grants or issuance to non-employee directors and 364,370 were available for future grants or issuance as of December 31, 2007. This plan replaced the 2004 Stock Plan for Directors.

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to four years. Vesting of certain options may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other events.

We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. These options and shares of restricted stock vest over varying periods, and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of December 31, 2007, options for 38,000 shares had been granted outside of the Plans to certain employees and non-employee directors and remained outstanding.

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in our Consolidated Statement of Income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value as estimated in accordance with the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS No. 123(R), all recognized on a straight-line basis as the requisite service periods are rendered. Results for prior periods have not been restated. Compensation costs related to stock options for the years ended December 31, 2007 and 2006 were $1.9 million and $0.9 million, respectively.

The adoption of SFAS No. 123(R) on January 1, 2006 caused our net income for the year ended December 31, 2006 to be approximately $931,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. The adoption caused basic and diluted earnings per share to be $0.01 lower for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to January 1, 2006 (in thousands, except per share amounts):

For the Year Ended December 31, 2005
Net income applicable to common shares, as reported	$130,583
Add: Stock-based employee compensation expense included in reported net income	1,971
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,872)

Pro forma net income applicable to common shares	$129,682

Earnings per common share:
Basic—as reported	$1.37
Basic—pro forma	$1.36
Diluted—as reported	$1.36
Diluted—pro forma	$1.36

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Risk-free interest rate	4.65%	4.57%	4.5%
Dividend yield	4.83%	4.95%	6.61%
Volatility factors of the expected market price for our common stock	21.00%	15.00%	20.29%
Weighted average expected life of options	6 years	6.5 years	10 years

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity in 2007:

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding as of December 31, 2006	1,156,051	$3.31–$41.76	$23.88
Options granted	216,179	42.32– 43.26	43.13
Options exercised	(406,436)	11.20– 30.83	23.28
Options canceled	(15,399)	18.62– 25.44	23.21

Outstanding as of December 31, 2007	950,395	3.31– 43.26	28.52

Exercisable as of December 31, 2007	703,616	$3.31–$43.26	$25.25

A summary of stock options outstanding at December 31, 2007 follows:

Range of Exercise Prices	Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2007	Weighted Average Exercise Price
$3.31 to $8.00	34,757	2.6	$5.26	34,757	$5.26
$8.01 to $13.74	111,056	2.4	12.13	111,056	12.13
$13.75 to $18.62	28,374	2.5	15.84	28,374	15.84
$18.63 to $25.17	119,290	5.8	22.73	119,290	22.73
$25.18 to $33.13	431,739	7.8	29.49	329,236	29.16
$33.14 to $41.76	11,500	8.9	40.54	3,841	40.54
$41.77 to $43.26	213,679	9.0	43.14	77,062	43.08

	950,395	6.8	$28.52	703,616	$25.25

A summary of the status of our nonvested stock options as of December 31, 2007 and changes during the year then ended follows:

Activity	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	329,126	$2.92
Granted	216,179	6.20
Vested	(295,027)	3.71
Forfeited	(3,499)	4.82

Nonvested at end of year	246,779	$4.83

As of December 31, 2007, there was $440,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.2 years. Proceeds received from options exercised under the Plans for the years ended December 31, 2007, 2006 and 2005 were $9.8 million, $6.6 million and $6.8 million, respectively.

Restricted Stock

The market value of shares of restricted stock and restricted stock units on the date of the award is recognized as stock-based compensation expense over the service period, with charges to general and

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expenses of approximately $5.6 million in 2007, $2.1 million in 2006 and $2.0 million in 2005. Restricted stock generally vests over three- to five-year periods. The vesting of certain restricted shares may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other events. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of approximately $713,000 as of January 1, 2006 was reclassified (i.e. netted against capital in excess of par value) in our Consolidated Balance Sheet as of December 31, 2006.

A summary of the status of our nonvested restricted stock units and restricted stock as of December 31, 2007, and changes during the year ended December 31, 2007 follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	5,250	$32.02	263,001	$38.17
Granted	4,878	42.32	155,685	43.33
Vested	(2,625)	32.02	(101,658)	35.53
Forfeited	—	—	(3,467)	39.03

Nonvested at December 31, 2007	7,503	$38.72	313,561	$41.58

As of December 31, 2007, there was $11,453,000 unrecognized compensation cost related to nonvested restricted stock under the Plans. That cost is expected to be recognized over a weighted average of 2.0 years.

Employee and Director Stock Purchase Plan

During 2005, we implemented the Ventas Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date, with respect to the employee tax-favored portion of the plan, and not less than 95% of the market price on that date, with respect to the additional employee and director portion of the plan. We have reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2007, 18,762 shares had been purchased under the ESPP and 2,481,238 shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(K) plan that allows for eligible employees to defer compensation subject to certain limitations imposed by the Code. We make a contribution for each qualifying employee of up to 3% of his or her salary, subject to limitations, regardless of the employee’s individual contribution. During 2007, 2006 and 2005, our contributions were approximately $106,000, $85,600 and $78,000, respectively.

Note 12—Income Taxes

We have elected to be taxed as a REIT under the Code commencing with the year ended December 31, 1999. We also have subsidiaries which we have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. The TRS entities were created or acquired in connection with the Sunrise REIT acquisition. All other entities are collectively referred to as “the REIT” within this Note 12.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We intend to continue to operate in such a manner as to enable us to qualify as a REIT. Our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests. During the years ended December 31, 2007, 2006 and 2005, our tax treatment of distributions per common share was as follows:

	2007	2006	2005
Tax treatment of distributions:
Ordinary income	$1.2872	$1.5450	$1.4050
Long-term capital gain	0.9621	—	—
Unrecaptured Section 1250 gain	0.0457	—	—

Distribution reported for 1099-DIV purposes	2.2950	1.5450	1.4050
Add: Dividend declared in current year and taxable in following year	—	0.3950	0.3600
Less: Dividend declared in prior year and taxable in current year	(0.3950)	(0.3600)	(0.3250)

Distributions declared per common share outstanding	$1.9000	$1.5800	$1.4400

No net provision for income taxes was recorded in our Consolidated Financial Statements for the years ended December 31, 2006 and 2005 due to our belief that we qualified as a REIT and the distribution of more than 100% of our 2006 and 2005 taxable income as a dividend. We believe we have met the annual distribution requirement by payment of at least 90% of our estimated taxable income for 2007, 2006 and 2005. As a result of the TRS entities created and acquired in 2007, the consolidated provision (benefit) for income taxes for the year ended December 31, 2007 is as follows (in thousands):

2007
Current	$908
Deferred	(28,950)

Total	$(28,042)

The deferred benefit for the year ended December 31, 2007 is reduced by income tax expense of $1.1 million related to the minority interest share of net income. Although a substantial portion of the deferred tax benefit is due to the reversal of the deferred tax liability established as a result of the step-up in basis pursuant to purchase accounting, the deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods.

Although the TRS entities did not pay any federal income taxes for the year ended December 31, 2007, federal income tax payments for these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as additional seniors housing communities are developed and occupied. Such increases could be significant.

Income tax expense computed by applying the federal corporate tax rate for the year ended December 31, 2007 is reconciled to the income tax benefit as follows (in thousands):

Tax at statutory rate on earnings from continuing operations before minority interest and income taxes	$42,121
State income taxes, net of federal benefit	(2,787)
Tax at statutory rate on earnings not subject to federal income taxes	(68,720)
Other differences	1,344

Income tax benefit	$(28,042)

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The REIT made no income tax payments for the years ended December 31, 2006 and 2005. Tax payments of $2.1 million related to built-in gains income tax were made for the year ended December 31, 2007.

As part of the acquisition of Sunrise REIT, we established a beginning net deferred tax liability of $306.3 million related to temporary differences (primarily property and related assets net of net operating loss carryforwards).

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(315,835)	$(30,394)
Operating loss and interest deduction carryforwards	57,483	31,004
Expense accruals and other	87	—
Valuation allowance	(39,325)	(31,004)

Net deferred tax liabilities	$(297,590)	$(30,394)

Due to the uncertainty of the realization of certain tax assets, we established valuation allowances. The majority of the valuation allowances related to the outside tax basis of partnership interests where there was uncertainty regarding their realization.

The net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $485.1 million and $446.4 million less than the book bases of those assets and liabilities for financial reporting purposes for the years ended December 31, 2007 and 2006, respectively.

We potentially remain subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (i) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or (ii) the actual amount of gain. Some but not all future gains could be offset by available net operating losses (“NOLs”). We had a $23.3 million and a $30.4 million deferred tax liability as of December 31, 2007 and 2006, respectively, to be utilized for any built-in gain tax related to the disposition of assets owned prior to our REIT election in 1999. The ten-year period in which these assets are subject to built-in gains tax will end on December 31, 2008. Accordingly, any remaining deferred tax liability related to the built-in gains tax will be reversed at December 31, 2008.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2004 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2003 and subsequent years. In Canada, the 2004 through 2007 tax years generally remain subject to examination for certain entities we acquired as part of the Sunrise REIT acquisition.

During 2006, we were notified by the IRS that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, we reversed into income a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of this audit.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a combined NOL carryforward of $66.5 million at December 31, 2007 related to the TRS entities and an NOL carryforward reported by the REIT of $88.6 million. These amounts can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2018 for the REIT.

As a result of the uncertainties relating to the ultimate utilization of existing REIT NOLs, no net deferred tax benefit has been ascribed to REIT NOL carryforwards as of December 31, 2007 and 2006. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot assure you as to the outcome of these matters.

On January 1, 2007, we adopted FIN 48. As a result of applying the provisions of FIN 48, we recognized no change in the liability for unrecognized tax benefits, and no adjustment in accumulated earnings as of January 1, 2007. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of January 1, 2007	$—
Additions to tax positions related to the current year	9,384

Balance as of December 31, 2007	$9,384

Included in the unrecognized tax benefits of $9.4 million at December 31, 2007 was $9.4 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We accrued no potential penalties and interest related to the unrecognized tax benefits during 2007, and in total, as of December 31, 2007, we have recorded no liability for potential penalties and interest. We expect our unrecognized tax benefits to increase by $2.7 million during 2008.

Note 13—Commitments and Contingencies

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

In connection with our spin off of Kindred in 1998, Kindred agreed, among other things, to assume all liabilities and to indemnify, defend and hold us harmless from and against certain losses, claims and litigation arising out of the ownership or operation of the healthcare operations or any of the assets transferred to Kindred in the spin off, including without limitation all claims arising out of the third-party leases and third-party guarantees assigned to and assumed by Kindred at the time of the spin off. Under Kindred’s plan of reorganization, Kindred assumed and agreed to fulfill these obligations. The total aggregate remaining minimum rental payments under the third-party leases was approximately $16.0 million as of December 31, 2007, and we believe that we had no material exposure under the third-party guarantees.

Similarly, in connection with Provident’s acquisition of certain Brookdale-related and Alterra-related entities in 2005 and our subsequent acquisition of Provident, Brookdale and Alterra agreed, among other things,

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to indemnify and hold Provident (and, as a result of the Provident acquisition, us) harmless from and against certain liabilities arising out of the ownership or operation of such entities prior to their acquisition by Provident.

We cannot give any assurances that Kindred or such Brookdale Senior Living subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy, or that they will be willing to satisfy, their respective obligations under these arrangements. If Kindred or such Brookdale Senior Living subsidiaries do not satisfy or otherwise honor their respective obligations to indemnify, defend and hold us harmless under their respective contractual arrangements with us, then we may be liable for the payment and performance of such obligations and may have to assume the defense of such claims or litigation, which could have a Material Adverse Effect on us.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$146,695	$125,964	$119,122
Preferred stock dividends and issuance costs	5,199	—	—

Income from continuing operations applicable to common shares	141,496	125,964	119,122
Discontinued operations	135,623	5,466	11,461

Net income applicable to common shares	$277,119	$131,430	$130,583

Denominator:
Denominator for basic earnings per share—weighted average shares	122,597	104,206	95,037
Effect of dilutive securities:
Stock options	383	511	724
Restricted stock awards	14	14	14
Convertible notes	18	—	—

Dilutive potential common stock	415	525	738

Denominator for diluted earnings per share—adjusted weighted average shares	123,012	104,731	95,775

Basic earnings per share:
Income from continuing operations applicable to common shares	$1.15	$1.21	$1.25
Discontinued operations	1.11	0.05	0.12

Net income applicable to common shares	$2.26	$1.26	$1.37

Diluted earnings per share:
Income from continuing operations applicable to common shares	$1.15	$1.20	$1.24
Discontinued operations	1.10	0.05	0.12

Net income applicable to common shares	$2.25	$1.25	$1.36

There were no anti-dilutive options outstanding for the years ended December 31, 2007, 2006 and 2005.

Note 15—Litigation

Legal Proceedings Defended and Indemnified by Third Parties

Kindred, Brookdale, Alterra, Sunrise and our other tenants, operators and managers are parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant, operator or manager, as applicable, has agreed to indemnify, defend and hold us harmless against these actions and investigations. We cannot give any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s, Alterra’s, Sunrise’s or such other tenants’, operators’ and managers’ liquidity, financial condition or results of operations, which in turn could have a Material Adverse Effect on us.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Related to the Sunrise REIT Acquisition

On February 14, 2007, HCP submitted the first of a series of conditional proposals to acquire the assets of Sunrise REIT at a price per unit of Cdn $18.00 in cash, conditioned upon HCP entering into an agreement with Sunrise to modify certain of the contracts between Sunrise and Sunrise REIT. In connection with those proposals from HCP, we, as well as Sunrise REIT, Sunrise and HCP, sought legal interpretations in the Ontario Superior Court of Justice concerning various agreements pertaining to the acquisition of Sunrise REIT.

On February 21, 2007, we filed an application in the Ontario Superior Court of Justice (Commercial List), Court File No. 07-CL-6893, seeking, among other things, a declaration from the Court that Sunrise REIT was obligated, pursuant to its purchase agreement dated as of January 14, 2007 (the “Purchase Agreement”) with us, to enforce the standstill terms of the agreement dated November 8, 2006 between Sunrise REIT and HCP (the “Standstill Agreement”). On March 6, 2007, the Ontario Superior Court of Justice released a ruling, declaring that Sunrise REIT was obligated to comply with its covenants in the Purchase Agreement to enforce the Standstill Agreement with HCP. The Court also declared that the Standstill Agreement was still in effect, confirming HCP’s several conditional proposals to purchase Sunrise REIT were not bona fide and were made in breach of its Standstill Agreement. The Court dismissed the applications filed by Sunrise REIT and Sunrise, which sought clarification regarding their rights to negotiate with HCP regarding its proposals. On March 23, 2007, the Court of Appeal for Ontario upheld the decision of the Superior Court.

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

On May 3, 2007, we filed a lawsuit against HCP in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our Purchase Agreement to acquire the assets and liabilities of Sunrise REIT and with the process for unitholder consideration of the Purchase Agreement. The complaint alleges, among other things, that HCP made certain improper and misleading offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original Purchase Agreement and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On August 6, 2007, we filed our response to HCP’s motion to dismiss. On December 19, 2007, the District Court denied HCP’s motion to dismiss. Although we intend to pursue the claims in the action vigorously, we cannot assure you that we will prevail on any of the claims in the action, or, if we do prevail on one or more of the claims, of the amount of recovery that may be awarded to us for such claims.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2007.

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including, without limitation, in connection with the operations of our seniors housing communities managed by Sunrise. It is the opinion of management that, except as set forth in this Note 15, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

Note 16—Capital Stock

At December 31, 2007, our authorized capital stock consisted of 300,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share. Our authorized capital stock at December 31, 2006 and 2005 consisted of 180,000,000 shares of common stock and 10,000,000 shares of preferred stock.

In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our current shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds of the disposition of the Kindred assets (see “Note 6—Dispositions”) and borrowings under our unsecured revolving credit facility to redeem all of our outstanding Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan used to fund a portion of the Sunrise REIT acquisition.

Our automatic universal shelf registration statement, filed with the Commission in April 2006, relates to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous universal shelf registration statement, under which approximately $500.0 million of securities remained available for offering.

In July 2005, we completed the sale of 3,247,000 shares of our common stock in an underwritten public offering pursuant to our previous shelf registration statement. We received $97.0 million in net proceeds from the sale, which we used to repay indebtedness under our previous secured revolving credit facility and for general corporate purposes, including the funding of acquisitions.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our current shelf registration statement. We received $191.9 million in net proceeds, before expenses but after the underwriting discount, from the sale, which we used in part to repay indebtedness and will use for working capital and other general corporate purposes, including to fund future acquisitions, if any.

Excess Share Provision

In order to preserve our ability to maintain REIT status, our Certificate of Incorporation provides that if a person acquires beneficial ownership of greater than 9% of our outstanding common stock or 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of such limit are deemed to be

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 17—Related Party Transactions

At December 31, 2007 and 2006, we had loan receivables of approximately $2.1 million and $2.5 million, respectively, due from certain current and former executive officers. The loans include interest provisions (with a 4.9% average annual interest rate) and were made in 1998 and at various times from 1999 through 2002 to finance the income taxes payable by the executive officers resulting from: (i) our 1998 spin off of Kindred and (ii) vesting of restricted shares. The loans are payable over a period of ten years. Interest on a note relating to the spin off in the principal amount of $0.4 million at December 31, 2007 (the “Spin Off Note”) is paid on a quarterly basis and principal on this note is paid annually. The payee of the Spin Off Note resigned as an employee and director of Ventas in January 2003. In the event of a change in control, as defined in our previous 1997 Incentive Compensation Plan, accrued interest on and the principal balance of the Spin Off Note is forgiven. Interest on the note relating to taxes paid for the vested portion of restricted shares (the “Restricted Share Note”) is payable annually out of and only to the extent of dividends from the vested restricted shares. In the event of a change in control or upon termination of the officer without cause, as such terms are defined in the relevant employment agreement, the principal balance of the Restricted Share Note is forgiven. The Restricted Share Note is secured by a pledge of all of the restricted shares to which the Restricted Share Note relates and the Restricted Share Note is otherwise non-recourse. The Spin Off Note is not secured.

During 1998, we acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (“Tangram”). Tangram is a wholly owned subsidiary of Res-Care,

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc. (“Res-Care”) of which a member of our Board of Directors is the Chairman of the Board. We lease the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the years ended December 31, 2007, 2006 and 2005, Tangram has paid us approximately $917,000, $897,000 and $863,000, respectively, in base rent payments.

Note 18—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2007 and 2006 is provided below.

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$119,222	$193,722	$226,294	$232,553

Income from continuing operations	$44,144	$45,136	$28,014	$29,401
Preferred stock dividends and issuance costs	—	5,199	—	—

Income from continuing operations applicable to common shares	44,144	39,937	28,014	29,401
Discontinued operations	962	134,661	—	—

Net income applicable to common shares	$45,106	$174,598	$28,014	$29,401

Earnings per share:
Basic:
Income from continuing operations applicable to common shares	$0.42	$0.34	$0.21	$0.22
Discontinued operations	0.01	1.15	—	—

Net income applicable to common shares	$0.43	$1.49	$0.21	$0.22

Diluted:
Income from continuing operations applicable to common shares	$0.41	$0.34	$0.21	$0.22
Discontinued operations	0.01	1.14	—	—

Net income applicable to common shares	$0.42	$1.48	$0.21	$0.22

Dividends declared per share	$0.475	$0.475	$0.475	$0.475

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$94,324	$96,736	$106,855	$117,937

Income from continuing operations applicable to common shares	$27,687	$27,607	$30,954	$39,716
Discontinued operations	1,447	1,651	1,287	1,081

Net income applicable to common shares	$29,134	$29,258	$32,241	$40,797

Earnings per share:
Basic:
Income from continuing operations applicable to common shares	$0.27	$0.26	$0.30	$0.38
Discontinued operations	0.01	0.02	0.01	0.01

Net income applicable to common shares	$0.28	$0.28	$0.31	$0.39

Diluted:
Income from continuing operations applicable to common shares	$0.27	$0.26	$0.30	$0.38
Discontinued operations	0.01	0.02	0.01	0.01

Net income applicable to common shares	$0.28	$0.28	$0.31	$0.39

Dividends declared per share	$0.395	$0.395	$0.395	$0.395

Note 19—Segment Information

As of December 31, 2007, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment – investment in real estate – which included the triple-net leased properties and our MOBs. Our MOB segment consists of leasing space primarily to physicians and other healthcare-related businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, we separated them from the triple-net leased properties segment. However, the MOB segment is not individually reported and is included in “All Other” because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

We evaluate performance of the combined properties in each segment based on net operating income before interest (excluding interest income from loans receivable), income taxes, depreciation and amortization, rent reset costs, reversal of contingent liability, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and minority interest. There are no intersegment sales or transfers.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All other revenues consist primarily of rental income related to the MOBs, interest income from loans receivable and other miscellaneous income. All other assets consist primarily of MOB assets and corporate assets including cash, restricted cash, deferred financing costs, notes receivable, and miscellaneous accounts receivable.

Summary information by business segment is as follows:

For the year ended December 31, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$469,750	$—	$14,235	$483,985
Resident fees and services	—	282,226	—	282,226
Interest income from loans receivable	—	—	2,586	2,586
Interest and other income	2,125	832	37	2,994

Total revenues	$471,875	$283,058	$16,858	$771,791

Segment net operating income	$469,673	$90,137	$10,862	$570,672
Interest income	2,125	766	37	2,928
Other income	—	66	—	66
Merger-related expenses	—	(2,979)	—	(2,979)
Interest expense	(159,317)	(43,001)	(1,900)	(204,218)
Depreciation and amortization	(128,726)	(101,223)	(4,112)	(234,061)
General, administrative and professional fees	—	—	(36,425)	(36,425)
Foreign currency gain (loss)	—	24,400	(120)	24,280
Gain on extinguishment of debt	88	—	—	88
Minority interest	—	(1,721)	23	(1,698)

Net income before taxes and discontinued operations	$183,843	$(33,555)	$(31,635)	$118,653

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$398,872	$—	$7,080	$405,952
Interest income from loans receivable	—	—	7,014	7,014
Interest and other income	2,850	—	36	2,886

Total revenues	$401,722	$—	$14,130	$415,852

Segment net operating income	$398,801	$—	$10,994	$409,795
Interest income	2,850	—	36	2,886
Other income	—	—	—	—
Interest expense	(135,160)	—	(1,384)	(136,544)
Depreciation and amortization	(115,232)	—	(1,940)	(117,172)
General, administrative and professional fees	—	—	(26,136)	(26,136)
Loss on extinguishment of debt	(1,273)	—	—	(1,273)
Rent reset costs	(7,361)	—	—	(7,361)
Reversal of contingent liability	1,769	—	—	1,769

Net income before taxes and discontinued operations	$144,394	$—	$(18,430)	$125,964

For the year ended December 31, 2005:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$304,515	$—	$6,400	$310,915
Interest income from loans receivable	—	—	5,001	5,001
Interest and other income	3,249	—	19	3,268

Total revenues	$307,764	$—	$11,420	$319,184

Segment net operating income	$304,450	$—	$8,890	$313,340
Interest income	3,249	—	19	3,268
Other income	—	—	—	—
Interest expense	(99,082)	—	(1,349)	(100,431)
Depreciation and amortization	(83,606)	—	(1,713)	(85,319)
General, administrative and professional fees	—	—	(25,075)	(25,075)
Loss on extinguishment of debt	(1,376)	—	—	(1,376)
Net gain on swap breakage	981	—	—	981
Net proceeds from litigation settlement	—	—	15,909	15,909
Contribution to charitable foundation	—	—	(2,000)	(2,000)
Net loss on real estate proceeds	(175)	—	—	(175)

Net income before taxes and discontinued operations	$124,441	$—	$(5,319)	$119,122

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2007	2006
	(In thousands)
Assets:
Triple-net leased properties	$3,012,510	$3,210,774
Senior living operations	2,506,780	—
All other assets	197,338	43,026

Total assets	$5,716,628	$3,253,800

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Capital expenditures:
Triple-net leased properties	$10,107	$490,311	$583,619
Senior living operations	1,231,083	—	—
All other expenditures	127,636	368	5,933

Total capital expenditures	$1,368,826	$490,679	$589,552

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue:
United States	$724,899	$415,852	$319,184
Canada	46,892	—	—

Total revenues	$771,791	$415,852	$319,184

	As of December 31,
	2007	2006
	(In thousands)
Long-lived assets:
United States	$5,005,632	$3,048,253
Canada	468,381	—

Total long-lived assets	$5,474,013	$3,048,253

Note 20—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of the Issuers. Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Convertible Notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the Senior Notes and the Convertible Notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the Senior Notes or the Convertible Notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes and our primary obligation to pay principal and interest on the Convertible Notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005:

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,793	$51,923	$2,086,143	$874,031	$2,471,121	$—	$5,494,011
Cash and cash equivalents	—	—	5,388	494	22,452	—	28,334
Escrow deposits and restricted cash	214	—	23,703	6,341	23,819	—	54,077
Deferred financing costs, net	419	—	401	14,101	7,915	—	22,836
Notes receivable-related parties	1,717	—	—	375	—	—	2,092
Investment in and advances to affiliates	1,114,775	9,039	—	956,394	—	(2,080,208)	—
Other	—	714	49,510	15,433	49,621	—	115,278

Total assets	$1,127,918	$61,676	$2,165,145	$1,867,169	$2,574,928	$(2,080,208)	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$226,323	$400	$539,812	$1,457,168	$1,136,796	$—	$3,360,499
Intercompany loans	(44,347)	7,500	578,502	(541,655)	—	—	—
Deferred revenue	(8)	—	568	5,463	3,042	—	9,065
Accrued interest	(796)	3	2,886	16,621	2,076	—	20,790
Accounts payable and other accrued liabilities	12,264	112	61,891	45,567	53,742	—	173,576
Deferred income taxes	297,590	—	—	—	—	—	297,590

Total liabilities	491,026	8,015	1,183,659	983,164	1,195,656	—	3,861,520
Minority interest	393	—	—	2,115	28,946	—	31,454
Total stockholders’ equity	636,499	53,661	981,486	881,890	1,350,326	(2,080,208)	1,823,654

Total liabilities and stockholders’ equity	$1,127,918	$61,676	$2,165,145	$1,867,169	$2,574,928	$(2,080,208)	$5,716,628

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$11,444	$54,062	$1,479,352	$978,700	$560,342	$—	$3,083,900
Cash and cash equivalents	—	—	—	779	467	—	1,246
Escrow deposits and restricted cash	230	—	53,410	5,630	20,769	—	80,039
Deferred financing costs, net	1,106	—	—	17,279	30	—	18,415
Notes receivable-related parties	1,716	—	—	750	—	—	2,466
Investment in and advances to affiliates	343,967	9,039	—	871,692	—	(1,224,698)	—
Other	—	652	26,546	28,264	12,272	—	67,734

Total assets	$358,463	$63,753	$1,559,308	$1,903,094	$593,880	$(1,224,698)	$3,253,800

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$225,469	$413	$415,312	$1,369,633	$318,226	$—	$2,329,053
Intercompany	—	7,500	125,000	(132,500)	—	—	—
Deferred revenue	18	—	—	8,176	—	—	8,194
Accrued dividend	41,926	23	—	—	—	—	41,949
Accrued interest	—	103	1,788	16,230	1,808	—	19,929
Accounts payable and other accrued liabilities	1,472	103	52,296	43,642	16,499	—	114,012
Deferred income taxes	30,394	—	—	—	—	—	30,394

Total liabilities	299,279	8,142	594,396	1,305,181	336,533	—	2,543,531
Minority interest	393	—	—	—	—	—	393
Total stockholders’ equity	58,791	55,611	964,912	597,913	257,347	(1,224,698)	709,876

Total liabilities and stockholders’ equity	$358,463	$63,753	$1,559,308	$1,903,094	$593,880	$(1,224,698)	$3,253,800

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,248	$5,754	$128,015	$283,935	$64,033	$—	$483,985
Resident fees and services	—	—	73,714	—	208,512	—	282,226
Interest income from loans receivable	—	—	—	2,586	—	—	2,586
Equity earnings (loss) in affiliates	250,530	(227)	6,154	—	—	(256,457)	—
Interest and other income	82	153	362	1,460	937	—	2,994

Total revenues	252,860	5,680	208,245	287,981	273,482	(256,457)	771,791
Expenses:
Interest	875	36	27,314	122,665	53,328	—	204,218
Depreciation and amortization	648	2,145	84,304	49,147	97,817	—	234,061
Property-level operating expenses	—	—	49,700	—	148,425	—	198,125
General, administrative and professional fees	1,337	409	11,470	19,198	4,011	—	36,425
Foreign currency (gain) loss	120	—	12	(24,317)	(95)	—	(24,280)
Gain on extinguishment of debt	—	—	—	(88)	—	—	(88)
Merger-related expenses	—	—	2,198	739	42	—	2,979
Intercompany interest	(4,396)	(233)	30,586	(26,791)	834	—	—

Total expenses	(1,416)	2,357	205,584	140,553	304,362	—	651,440

Income (loss) before income taxes, minority interest and discontinued operations	254,276	3,323	2,661	147,428	(30,880)	(256,457)	120,351
Income tax benefit	28,042	—	—	—	—	—	28,042

Income (loss) before minority interest and discontinued operations	282,318	3,323	2,661	147,428	(30,880)	(256,457)	148,393
Minority interest, net of tax	—	—	(1,055)	—	2,753	—	1,698

Income (loss) from continuing operations	282,318	3,323	3,716	147,428	(33,633)	(256,457)	146,695
Discontinued operations	—	—	—	135,623	—	—	135,623

Net income (loss)	282,318	3,323	3,716	283,051	(33,633)	(256,457)	282,318
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) applicable to common shares	$277,119	$3,323	$3,716	$283,051	$(33,633)	$(256,457)	$277,119

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,317	$5,722	$87,948	$254,529	$55,436	$—	$405,952
Interest income from loans receivable	—	—	—	7,014	—	—	7,014
Equity earnings (loss) in affiliates	128,902	(99)	4,179	—	—	(132,982)	—
Interest and other income	79	—	37	2,412	358	—	2,886

Total revenues	131,298	5,623	92,164	263,955	55,794	(132,982)	415,852
Expenses:
Interest	86	35	20,770	93,138	22,515	—	136,544
Depreciation and amortization	673	2,144	42,508	49,326	22,521	—	117,172
Property-level operating expenses	—	—	—	904	2,267	—	3,171
General, administrative and professional fees	878	402	5,471	16,029	3,356	—	26,136
Rent reset costs	—	—	—	7,361	—	—	7,361
Reversal of contingent liability	(1,769)	—	—	—	—	—	(1,769)
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(115)	—	(600)	715	—	—

Total expenses	(132)	2,466	68,749	167,431	51,734	—	289,888

Income from continuing operations	131,430	3,157	23,415	96,524	4,420	(132,982)	125,964
Discontinued operations	—	—	—	5,466	—	—	5,466

Net income applicable to common shares	$131,430	$3,157	$23,415	$101,990	$4,420	$(132,982)	$131,430

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,349	$5,683	$47,014	$220,879	$34,990	$—	$310,915
Interest income from loans receivable	—	—	977	4,024	—	—	5,001
Equity earnings (loss) in affiliates	130,026	(483)	9,218	—	—	(138,761)	—
Interest and other income	75	93	1,309	1,702	89	—	3,268

Total revenues	132,450	5,293	58,518	226,605	35,079	(138,761)	319,184
Expenses:
Interest	—	36	11,047	75,122	14,226	—	100,431
Depreciation and amortization	690	2,140	23,699	45,052	13,738	—	85,319
Property-level operating expenses	—	—	—	428	2,148	—	2,576
General, administrative and professional fees	1,177	609	3,810	16,661	2,818	—	25,075
Loss on extinguishment of debt	—	—	—	1,376	—	—	1,376
Net gain on swap breakage	—	—	—	(981)	—	—	(981)
Net proceeds from litigation settlement	—	—	—	(15,909)	—	—	(15,909)
Contribution to charitable foundation	—	—	—	2,000	—	—	2,000
Intercompany interest	—	(25)	—	(599)	624	—	—

Total expenses	1,867	2,760	38,556	123,150	33,554	—	199,887

Income before net loss on real estate disposals and discontinued operations	130,583	2,533	19,962	103,455	1,525	(138,761)	119,297
Net loss on real estate disposals	—	—	—	(175)	—	—	(175)

Income from continuing operations	130,583	2,533	19,962	103,280	1,525	(138,761)	119,122
Discontinued operations	—	5,441	—	6,020	—	—	11,461

Net income applicable to common shares	$130,583	$7,974	$19,962	$109,300	$1,525	$(138,761)	$130,583

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$22,852	$5,309	$60,628	$212,004	$99,017	$—	$399,810
Net cash (used in) provided by investing activities.	(1)	—	(542,326)	180,755	(811,804)	—	(1,173,376)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	92,300	—	—	92,300
Net change in borrowings under Canadian credit facility	—	—	84,286	—	—	—	84,286
Issuance of bridge financing	—	—	—	1,230,000	—	—	1,230,000
Repayment of bridge financing	—	—	—	(1,230,000)	—	—	(1,230,000)
Proceeds from debt	—	—	—	—	53,832	—	53,832
Repayment of debt	—	(13)	(124,344)	(5,001)	(55,255)	—	(184,613)
Net change in intercompany debt	(44,347)	—	453,502	(409,155)	—	—	—
Debt and preferred stock issuance costs	(4,300)	—	—	—	—	—	(4,300)
Payment of deferred financing costs.	—	—	(497)	(275)	(7,084)	—	(7,856)
Issuance of common stock	1,045,713	—	—	—	—	—	1,045,713
Cash distribution to preferred stockholders.	(3,449)	—	—	—	—	—	(3,449)
Cash distribution (to) from affiliates	(746,388)	(5,177)	74,139	(65,853)	743,279	—	—
Cash distribution to common stockholders	(282,620)	(119)	—	—	—	—	(282,739)
Other	12,540	—	—	(65)	—	—	12,475

Net cash provided by (used in) financing activities	(22,851)	(5,309)	487,086	(388,049)	734,772	—	805,649

Net increase in cash and cash equivalents.	—	—	5,388	4,710	21,985	—	32,083
Effect of foreign currency translation on cash and cash equivalents.	—	—	—	(4,995)	—	—	(4,995)
Cash and cash equivalents at beginning of year	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of year.	$—	$—	$5,388	$494	$22,452	$—	$28,334

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$608	$4,618	$51,568	$160,833	$21,240	$—	$238,867
Net cash used in investing activities	—	—	—	(481,640)	(334)	—	(481,974)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	—	—	57,000	—	—	57,000
Net change in borrowings under secured revolving credit facility	—	—	—	(89,200)	—	—	(89,200)
Proceeds from debt	225,469	—	—	221,462	2,074	—	449,005
Repayment of debt	—	(11)	(9,813)	—	(6,260)	—	(16,084)
Payment of deferred financing costs	—	—	—	(4,876)	—	—	(4,876)
Issuance of common stock	831	—	—	—	—	—	831
Proceeds from stock option exercises	6,634	—	—	—	—	—	6,634
Cash distribution (to) from affiliates	(73,232)	(4,321)	(41,755)	136,173	(16,865)	—	—
Cash distribution to stockholders	(160,311)	(287)	—	—	—	—	(160,598)

Net cash provided by (used in) financing activities	(609)	(4,619)	(51,568)	320,559	(21,051)	—	242,712

Net decrease in cash and cash equivalents	(1)	(1)	—	(248)	(145)	—	(395)
Cash and cash equivalents at beginning of year	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of year	$—	$—	$—	$779	$467	$—	$1,246

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,563	$6,221	$25,890	$178,047	$12,043	$—	$223,764
Net cash (used in) provided by investing activities	(17,321)	10,228	—	(607,948)	—	—	(615,041)
Cash flows from financing activities:
Net change in borrowings under secured revolving credit facility	—	—	—	50,200	—	—	50,200
Proceeds from debt	—	—	—	600,000	—	—	600,000
Issuance of intercompany note	—	—	125,000	(125,000)	—	—	—
Repayment of debt	—	(9,242)	(2,158)	(217,173)	(3,415)	—	(231,988)
Payment of deferred financing costs	—	—	—	(9,279)	—	—	(9,279)
Issuance of common stock	101,964	—	—	—	—	—	101,964
Proceeds from stock option exercises	6,819	—	—	—	—	—	6,819
Payment of swap breakage fee	—	—	—	(2,320)	—	—	(2,320)
Cash distribution from (to) affiliates	32,574	(7,046)	(148,735)	132,648	(9,441)	—	—
Cash distribution to stockholders	(125,646)	(197)	—	—	—	—	(125,843)

Net cash provided by (used in) financing activities	15,711	(16,485)	(25,893)	429,076	(12,856)	—	389,553

Net decrease in cash and cash equivalents	(47)	(36)	(3)	(825)	(813)	—	(1,724)
Cash and cash equivalents at beginning of year	48	37	3	1,852	1,425	—	3,365

Cash and cash equivalents at end of year	$1	$1	$—	$1,027	$612	$—	$1,641

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—ETOP Condensed Consolidating Information

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes and the Convertible Notes. See “Note 19—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the Senior Notes or the Convertible Notes and, therefore, are not directly obligated with respect to the Senior Notes or the Convertible Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict ETOP’s (and therefore our) ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying ETOP’s and our debt service obligations, including ETOP’s and our guarantee of payment of principal and interest on the Senior Notes and our primary obligation to pay principal and interest on the Convertible Notes. See “Note 9—Borrowing Arrangements.” Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments.	$51,923	$82,974	$—	$134,897
Cash and cash equivalents	—	—	—	—
Escrow deposits and restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	—	—	—	—
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Total partners’ capital	53,661	24,669	—	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$54,062	$86,058	$—	$140,120
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Investment in and advances to affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$63,753	$94,463	$—	$158,216

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	23	—	—	23
Accrued interest	103	422	—	525
Accounts payable and other accrued liabilities	103	3,095	—	3,198

Total liabilities	8,142	68,903	—	77,045
Total partners’ capital	55,611	25,560	—	81,171

Total liabilities and partners’ capital	$63,753	$94,463	$—	$158,216

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income.	$5,754	$10,861	$—	$16,615
Interest and other income	153	158	—	311
Equity loss in affiliates.	(227)	—	227	—

Total revenues	5,680	11,019	227	16,926
Expenses:
Interest	36	4,952	—	4,988
Depreciation and amortization	2,145	3,221	—	5,366
Property-level operating expenses.	—	1,597	—	1,597
General, administrative and professional fees.	409	643	—	1,052
Intercompany interest	(233)	833	—	600

Total expenses	2,357	11,246	—	13,603

Net income (loss)	$3,323	$(227)	$227	$3,323

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,722	$10,787	$—	$16,509
Interest and other income	—	126	—	126
Equity loss in affiliates	(99)	—	99	—

Total revenues	5,623	10,913	99	16,635
Expenses:
Interest	35	5,060	—	5,095
Depreciation and amortization	2,144	3,194	—	5,338
Property-level operating expenses	—	1,448	—	1,448
General, administrative and professional fees	402	595	—	997
Intercompany interest	(115)	715	—	600

Total expenses	2,466	11,012	—	13,478

Net income (loss)	$3,157	$(99)	$99	$3,157

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,683	$10,695	$—	$16,378
Interest and other income	93	56	—	149
Equity loss in affiliates	(483)	—	483	—

Total revenues	5,293	10,751	483	16,527
Expenses:
Interest	36	5,161	—	5,197
Depreciation and amortization	2,140	3,167	—	5,307
Property-level operating expenses	—	1,430	—	1,430
General, administrative and professional fees	609	851	—	1,460
Intercompany interest	(25)	625	—	600

Total expenses	2,760	11,234	—	13,994

Income (loss) from continuing operations	2,533	(483)	483	2,533
Discontinued operations	5,441	—	—	5,441

Net income (loss)	$7,974	$(483)	$483	$7,974

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$5,309	$2,187	$—	$7,496
Net cash used in investing activities	—	(135)	—	(135)
Net cash used in financing activities	(5,309)	(2,388)	—	(7,697)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of year	—	336	—	336

Cash and cash equivalents at end of year	$—	$—	$—	$—

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

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
KINDRED SKILLED NURSING FACILITIES
Alta Vista Healthcare Center	Riverside	CA	$376	$1,669		$376	$1,669	$1,004	1966	1992	29 years
Andrew House Healthcare	New Britain	CT	247	1,963		247	1,963	1,004	1967	1992	29 years
Arden Rehabilitation & Healthcare Ctr	Seattle	WA	1,111	4,013		1,111	4,013	2,157	1950	1993	28.5 years
Augusta Rehabilitation Center	Augusta	ME	152	1,074		152	1,074	826	1968	1985	30 years
Aurora Care Center	Aurora	CO	197	2,328		197	2,328	1,230	1962	1995	30 years
Bay Pointe Medical & Rehab. Centre	Virginia Beach	VA	805	2,886	(380)	425	2,886	1,519	1971	1993	29 years
Bay View Nursing & Rehab. Center	Alameda	CA	1,462	5,981		1,462	5,981	3,309	1967	1993	45 years
Bellingham Health Care & Rehab Svc	Bellingham	WA	442	3,823		442	3,823	2,069	1972	1993	28.5 years
Birchwood Terrace Healthcare	Burlington	VT	15	4,656		15	4,656	3,167	1965	1990	27 years
Blue Hills Alzheimer's Care Center	Stoughton	MA	511	1,026		511	1,026	1,184	1965	1982	28 years
Blueberry Hill Healthcare	Beverly	MA	129	4,290		129	4,290	2,749	1965	1968	40 years
Bolton Manor Nursing Home	Marlborough	MA	222	2,431		222	2,431	1,735	1973	1984	34.5 years
Bremen Health Care Center	Bremen	IN	109	3,354		109	3,354	1,525	1982	1996	45 years
Brentwood Rehab. & Nsg. Center	Yarmouth	ME	181	2,789		181	2,789	1,800	1945	1985	45 years
Brewer Rehabilitation & Living Center	Brewer	ME	228	2,737		228	2,737	1,699	1974	1985	33 years
Brigham Manor Nursing & Rehab Ctr	Newburyport	MA	126	1,708		126	1,708	1,290	1806	1982	27 years
Brighton Care Center	Brighton	CO	282	3,377		282	3,377	1,806	1969	1992	30 years
Brittany Healthcare Center	Natick	MA	249	1,328		249	1,328	1,100	1996	1982	31 years
Californian Care Center	Bakersfield	CA	1,439	5,609		1,439	5,609	2,312	1988	1992	40 years
Cambridge Health & Rehab. Center	Cambridge	OH	108	2,642		108	2,642	1,553	1975	1993	25 years
Camelot Nursing & Rehab. Center	New London	CT	202	2,363		202	2,363	1,253	1969	1994	28 years
Canyonwood Nursing & Rehab. Ctr.	Redding	CA	401	3,784		401	3,784	1,599	1989	1989	45 years
Cascade Care Center	Caldwell	ID	312	2,050		312	2,050	685	1974	1998	45 years
Castle Garden Care Center	Northglenn	CO	501	8,294		501	8,294	4,239	1971	1993	29 years
Chapel Hill Rehab. & Healthcare Ctr.	Chapel Hill	NC	347	3,029		347	3,029	1,722	1984	1993	28 years
Cherry Hills Health Care Center	Englewood	CO	241	2,180		241	2,180	1,266	1960	1995	30 years
Chillicothe Nursing & Rehab. Center	Chillecothe	OH	128	3,481		128	3,481	2,277	1976	1985	34 years
Colonial Manor Medical & Rehab Ctr.	Wausau	WI	169	3,370		169	3,370	1,750	1964	1995	30 years
Colony House Nsg. & Rehab. Ctr.	Abington	MA	132	999		132	999	992	1965	1969	40 years
Colony Oaks Care Center	Appleton	WI	353	3,571		353	3,571	2,111	1967	1993	29 years
Columbus Health & Rehab. Center	Columbus	IN	345	6,817		345	6,817	4,450	1966	1991	25 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Coshocton Health & Rehab. Center	Coshocton	OH	203	1,979		203	1,979	1,156	1974	1993	25 years
Country Gardens Sk. Nsg. & Rehab.	Swansea	MA	415	2,675		415	2,675	1,973	1969	1984	27 years
Country Manor Rehab. & Nsg. Center	Newburyport	MA	199	3,004		199	3,004	2,221	1968	1982	27 years
Courtland Gardens Health Ctr., Inc.	Stamford	CT	1,126	9,399		1,126	9,399	2,731	1956	1990	45 years
Crawford Skilled Nsg. & Rehab. Ctr.	Fall River	MA	127	1,109		127	1,109	967	1968	1982	29 years
Crosslands Rehab. & Health Care Ctr	Sandy	UT	334	4,300		334	4,300	1,740	1987	1992	40 years
Cypress Pointe Rehab & HC Center	Wilmington	NC	233	3,710		233	3,710	2,149	1966	1993	28.5 years
Danville Centre for Health & Rehab.	Danville	KY	322	3,538		322	3,538	1,717	1962	1995	30 years
Den-Mar Rehab. & Nursing Center	Rockport	MA	23	1,560		23	1,560	1,200	1963	1985	30 years
Desert Life Rehab & Care Center	Tucson	AZ	611	5,117		611	5,117	3,503	1979	1982	37 years
Dover Rehab. & Living Center	Dover	NH	355	3,797		355	3,797	2,717	1969	1990	25 years
Eagle Pond Rehab. & Living Center	South Dennis	MA	296	6,896		296	6,896	2,987	1985	1987	50 years
Eastside Rehab. and Living Center	Bangor	ME	316	1,349		316	1,349	954	1967	1985	30 years
Eastview Medical & Rehab. Center	Antigo	WI	200	4,047		200	4,047	2,579	1962	1991	28 years
Federal Heights Rehab. & Nsg. Ctr.	Salt Lake City	UT	201	2,322		201	2,322	1,294	1962	1992	29 years
Franklin Sk. Nsg. & Rehab. Center	Franklin	MA	156	757		156	757	749	1967	1969	40 years
Franklin Woods Health Care Center	Columbus	OH	190	4,712		190	4,712	2,006	1986	1992	38 years
Great Barrington Rehab. & Nsg. Ctr.	Great Barrington	MA	60	1,142		60	1,142	1,067	1967	1969	40 years
Greenbriar Terrace Healthcare	Nashua	NH	776	6,011		776	6,011	3,950	1963	1990	25 years
Guardian Care of Elizabeth City	Elizabeth City	NC	71	561		71	561	631	1977	1982	20 years
Guardian Care of Henderson	Henderson	NC	206	1,997		206	1,997	1,082	1957	1993	29 years
Guardian Care of Kinston	Kinston	NC	186	3,038		186	3,038	1,591	1961	1993	29 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132		339	4,132	2,635	1967	1991	25 years
Guardian Care of Rocky Mount.	Rocky Mount	NC	240	1,733		240	1,733	1,204	1975	1997	25 years
Guardian Care of Zebulon	Zebulon	NC	179	1,933		179	1,933	1,047	1973	1993	29 years
Hallmark Nursing & Rehab. Ctr.	New Bedford	MA	202	2,694		202	2,694	2,061	1968	1982	26 years
Hammersmith House Nsg. Care Ctr.	Saugus	MA	112	1,919		112	1,919	1,373	1965	1982	28 years
Hanover Terrace Healthcare	Hanover	NH	326	1,825		326	1,825	973	1969	1993	29 years
Harbour Pointe Med. & Rehab. Ctr	Norfolk	VA	427	4,441		427	4,441	2,442	1969	1993	28 years
Harrington House Nsg. & Rehab. Ctr.	Walpole	MA	4	4,444		4	4,444	1,682	1991	1991	45 years
Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830		137	1,830	1,268	1974	1985	35 years
Health Havens Nursing & Rehab. Ctr.	E. Providence	RI	174	2,643		174	2,643	778	1962	1990	45 years
Hillcrest Health Care Center	Owensboro	KY	544	2,619		544	2,619	2,564	1963	1982	22 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Hillcrest Nursing Home	Fitchburg	MA	175	1,461		175	1,461	1,398	1957	1984	25 years
Hillcrest Rehab. Care Center	Boise	ID	256	3,593		256	3,593	1,073	1977	1998	45 years
Kachina Point Health Care & Rehab.	Sedona	AZ	364	4,179		364	4,179	2,411	1983	1984	45 years
Kennebunk Nursing Center	Kennebunk	ME	99	1,898		99	1,898	1,158	1977	1985	35 years
Kennedy Park Medical & Rehab. Ctr.	Schofield	WI	301	3,596		301	3,596	3,181	1966	1982	29 years
Kindred Corydon	Corydon	IN	125	6,068		125	6,068	1,323	N/A	1998	45 years
La Veta Healthcare Center	Orange	CA	47	1,459		47	1,459	831	1964	1992	28 years
Lafayette Nsg. & Rehab. Ctr.	Fayetteville	GA	598	6,623		598	6,623	3,831	1989	1995	20 years
Lakewood Healthcare Center	Lakewood	WA	504	3,511		504	3,511	1,543	1989	1989	45 years
Las Vegas Healthcare & Rehab. Ctr.	Las Vegas	NV	454	1,018		454	1,018	446	1940	1992	30 years
Laurel Ridge Rehab. & Nursing Ctr.	Jamaica Plain	MA	194	1,617		194	1,617	1,042	1968	1989	30 years
Lawton Healthcare Center	San Francisco	CA	943	514		943	514	380	1962	1996	20 years
Lebanon Country Manor	Lebanon	OH	105	3,617		105	3,617	1,879	1984	1986	43 years
Lewiston Rehabilitation and Care Ctr.	Lewiston	ID	133	3,982		133	3,982	2,484	1964	1984	29 years
Lincoln Nursing Center	Lincolnton	NC	39	3,309		39	3,309	2,060	1976	1986	35 years
Logan Health Care Center	Logan	OH	169	3,750		169	3,750	2,056	1979	1991	30 years
Madison Healthcare & Rehab Ctr.	Madison	TN	168	1,445		168	1,445	820	1968	1992	29 years
Maple Manor Healthcare Center	Greenville	KY	59	3,187		59	3,187	1,856	1968	1990	30 years
Masters Health Care Center	Algood	TN	524	4,370		524	4,370	2,469	1981	1987	38 years
Meadowvale Health & Rehab. Ctr.	Bluffton	IN	7	787		7	787	395	1962	1995	22 years
Medford Rehab. & Healthcare Center	Medford	OR	362	4,610		362	4,610	2,515	N/A	1991	34 years
Minerva Park Nursing & Rehab. Ctr.	Columbus	OH	210	3,684		210	3,684	1,112	1973	1997	45 years
Moscow Care Center	Moscow	ID	261	2,571		261	2,571	1,789	1955	1990	25 years
Mountain Towers Healthcare & Rehab	Cheyenne	WY	342	3,814		342	3,814	1,971	1964	1992	29 years
Mountain Valley Care and Rehab.	Kellogg	ID	68	1,281		68	1,281	1,198	1971	1984	25 years
Mt. Carmel Medical & Rehab. Ctr.	Burlington	WI	274	7,205		274	7,205	3,552	1971	1991	30 years
Mt. Carmel Medical & Rehab. Ctr.	Milwaukee	WI	2,678	25,867		2,678	25,867	15,522	1958	1991	30 years
Muncie Health Care & Rehab.	Muncie	IN	108	4,202		108	4,202	2,333	1980	1993	25 years
Nampa Care Center	Nampa	ID	252	2,810		252	2,810	2,532	1950	1983	25 years
Nansemond Pointe Rehab. & HC Ctr.	Suffolk	VA	534	6,990		534	6,990	3,587	1963	1991	32 years
Newton and Wellesley Alzheimer Ctr.	Wellesley	MA	297	3,250		297	3,250	2,195	1971	1984	30 years
Nob Hill Healthcare Center	San Francisco	CA	1,902	7,531		1,902	7,531	4,114	1967	1993	28 years
North Ridge Med. & Rehab. Center	Manitowoc	WI	206	3,785		206	3,785	2,124	1964	1992	29 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Northfield Centre for Health & Rehab.	Louisville	KY	285	1,555		285	1,555	1,002	1969	1985	30 years
Northwest Continuum Care Center	Longview	WA	145	2,563		145	2,563	1,420	1955	1992	29 years
Norway Rehabilitation & Living Center	Norway	ME	133	1,658		133	1,658	1,026	1972	1985	39 years
Nutmeg Pavilion Healthcare	New London	CT	401	2,777		401	2,777	1,639	1968	1992	29 years
Oak Hill Nursing & Rehab. Ctr.	Pawtucket	RI	91	6,724		91	6,724	1,951	1966	1990	45 years
Oakview Nursing & Rehab. Ctr.	Calvert City	KY	124	2,882		124	2,882	1,664	1967	1990	30 years
Oakwood Rehab. & Nursing Center	Webster	MA	102	1,154		102	1,154	988	1967	1982	31 years
Park Place Health Care Center	Great Falls	MT	600	6,311		600	6,311	3,388	1963	1993	28 years
Parkview Acres Care & Rehab Ctr.	Dillon	MT	207	2,578		207	2,578	1,394	1965	1993	29 years
Parkway Pavilion Healthcare	Enfield	CT	337	3,607		337	3,607	2,105	1968	1994	28 years
Parkwood Health Care Center	Lebanon	IN	121	4,512		121	4,512	2,534	1977	1993	25 years
Pettigrew Rehab. & Healthcare Ctr.	Durham	NC	101	2,889		101	2,889	1,632	1969	1993	28 years
Pickerington Nursing & Rehab. Ctr.	Pickerington	OH	312	4,382		312	4,382	1,874	1984	1992	37 years
Presentation Nursing & Rehab. Ctr.	Brighton	MA	184	1,220		184	1,220	1,134	1968	1982	28 years
Primacy Healthcare & Rehab Ctr.	Memphis	TN	1,222	8,344		1,222	8,344	3,972	1980	1990	37 years
Queen Anne Healthcare	Seattle	WA	570	2,750		570	2,750	1,556	1970	1993	29 years
Quincy Rehab. & Nursing Center	Quincy	MA	216	2,911		216	2,911	2,489	1965	1984	24 years
Rainier Vista Care Center	Puyallup	WA	520	4,780		520	4,780	1,954	1986	1991	40 years
Raleigh Rehab. & Healthcare Center	Raleigh	NC	316	5,470		316	5,470	3,568	1969	1991	25 years
Rehab. & Health Center of Gastonia	Gastonia	NC	158	2,359		158	2,359	1,348	1968	1992	29 years
Rehab. & Healthc. Ctr. of Huntsville	Huntsville	AL	534	4,216		534	4,216	2,807	1968	1991	25 years
Rehab. & Healthcare Ctr. of Mobile	Mobile	AL	5	2,981		5	2,981	1,649	1967	1992	29 years
Rehab. & Nursing Center of Monroe	Monroe	NC	185	2,654		185	2,654	1,563	1963	1993	28 years
River Pointe Rehab. & Healthc. Ctr.	Virginia Beach	VA	770	4,440		770	4,440	2,994	1953	1991	25 years
River Terrace	Lancaster	MA	268	957		268	957	1,011	1969	1969	40 years
Riverside Manor Health Care	Calhoun	KY	103	2,119		103	2,119	1,239	1963	1990	30 years
Rolling Hills Health Care Center	New Albany	IN	81	1,894		81	1,894	1,114	1984	1993	25 years
Rose Manor Health Care Center	Durham	NC	201	3,527		201	3,527	2,214	1972	1991	26 years
Rosewood Health Care Center	Bowling Green	KY	248	5,371		248	5,371	3,105	1970	1990	30 years
Royal Oaks Healthcare & Rehab Ctr.	Terre Haute	IN	418	5,779		418	5,779	1,712	1995	1995	45 years
Sachem Nursing & Rehab. Ctr.	East Bridgewater	MA	529	1,238		529	1,238	1,356	1968	1982	27 years
Sage View Care Center	Rock Springs	WY	287	2,392		287	2,392	1,297	1964	1993	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
San Luis Medical & Rehab Center	Greenbay	WI	259	5,299		259	5,299	3,194	N/A	1996	25 years
Savannah Rehab. & Nursing Center	Savannah	GA	213	2,772		213	2,772	1,487	1968	1993	28.5 years
Savannah Specialty Care Center	Savannah	GA	157	2,219		157	2,219	1,389	1972	1991	26 years
Sheridan Medical Complex	Kenosha	WI	282	4,910		282	4,910	3,173	1964	1991	25 years
Silas Creek Manor	Winston-Salem	NC	211	1,893		211	1,893	1,034	1966	1993	28.5 years
South Central Wyoming HC. & Rehab	Rawlins	WY	151	1,738		151	1,738	929	1955	1993	29 years
Southwood Health & Rehab Center	Terre Haute	IN	90	2,868		90	2,868	1,641	1988	1993	25 years
Specialty Care of Marietta	Marietta	GA	241	2,782		241	2,782	1,591	1968	1993	28.5 years
St. George Care and Rehab. Center	St. George	UT	420	4,465		420	4,465	2,305	1976	1993	29 years
Sunnybrook & HC Rehab. Spec.	Raleigh	NC	187	3,409		187	3,409	2,236	1971	1991	25 years
Sunnyside Care Center	Salem	OR	1,519	2,688		1,519	2,688	1,370	1981	1991	30 years
Timberlyn Heights Nsg. & Alz. Ctr.	Great Barrington	MA	120	1,305		120	1,305	1,098	1968	1982	29 years
Torrey Pines Care Center	Las Vegas	NV	256	1,324		256	1,324	767	1971	1992	29 years
Valley Gardens HC & Rehab.	Stockton	CA	516	3,405		516	3,405	1,542	1988	1988	29 years
Valley Healthcare & Rehab. Center	Tucson	AZ	383	1,954		383	1,954	1,178	1964	1993	28 years
Valley View Health Care Center	Elkhart	IN	87	2,665		87	2,665	1,551	1985	1993	25 years
Vallhaven Care Center	Neenah	WI	337	5,125		337	5,125	2,907	1966	1993	28 years
Vancouver Healthcare & Rehab. Center	Vancouver	WA	449	2,964		449	2,964	1,671	1970	1993	28 years
Villa Campana Health Center	Tucson	AZ	533	2,201		533	2,201	1,015	1983	1993	35 years
Village Square Nsg. & Rehab. Ctr.	San Marcos	CA	766	3,507		766	3,507	1,249	1989	1993	42 years
Walden Rehab. & Nursing Center	Concord	MA	181	1,347		181	1,347	1,300	1969	1968	40 years
Wasatch Care Center	Ogden	UT	374	596		374	596	542	1964	1990	25 years
Wasatch Valley Rehabilitation	Salt Lake City	UT	389	3,545		389	3,545	1,905	1962	1995	29 years
Wedgewood Healthcare Center	Clarksville	IN	119	5,115		119	5,115	2,189	1985	1995	35 years
Weiser Rehabilitation and Care Ctr.	Weiser	ID	157	1,760		157	1,760	1,749	1963	1983	25 years
Westgate Manor	Bangor	ME	287	2,718		287	2,718	1,852	1969	1985	31 years
Wildwood Healthcare Center	Indianapolis	IN	134	4,983		134	4,983	2,835	1988	1993	25 years
Winchester Centre for Health/Rehab.	Winchester	KY	137	6,120		137	6,120	3,500	1967	1990	30 years
Winchester Place Nsg. & Rehab. Ctr.	Canal Winchestr.	OH	454	7,149		454	7,149	4,519	1974	1993	28 years
Wind River Healthcare & Rehab. Ctr	Riverton	WY	179	1,559		179	1,559	825	1967	1992	29 years
Windsor Estates Health & Rehab Ctr	Kokomo	IN	256	6,625		256	6,625	2,859	1962	1995	35 years
Windsor Rehab. & Healthcare Center	Windsor	CT	368	2,520		368	2,520	1,470	1965	1994	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Winship Green Nursing Center	Bath	ME	110	1,455		110	1,455	973	1974	1985	35 years
Woodland Terrace Health Care Fac.	Elizabethtown	KY	216	1,795		216	1,795	1,825	1969	1982	26 years
Woodstock Health & Rehab. Center	Kenosha	WI	562	7,424		562	7,424	4,978	1970	1991	25 years
Wyomissing Nsg. & Rehab. Ctr.	Reading	PA	61	5,095		61	5,095	1,460	1966	1993	45 years

TOTAL KINDRED SKILLED NURSING FACILITIES			54,505	568,732	(380)	54,125	568,732	322,360
NON-KINDRED SKILLED NURSING FACILITIES
Balanced Care at Bloomsburg	Bloomsburg	PA	621	1,371		621	1,371	46	1997	2006	35 years
Belvedere Nursing & Rehab	Chester	PA	822	7,202		822	7,202	1,106	1899	2004	30 years
Burlington House	Cincinnati	OH	918	5,087		918	5,087	661	1989	2004	35 years
Chapel Manor	Philadelphia	PA	1,596	13,982		1,596	13,982	2,147	1948	2004	30 years
Chardon Quality Care Center	Chardon	OH	210	6,614		210	6,614	1,367	1987	2002	25 years
Greenbriar Quality Care	Boardman	OH	380	8,958		380	8,958	1,851	1991	2002	25 years
Lopatcong Center	Phillipsburg	NJ	1,490	12,336		1,490	12,336	1,911	1982	2004	30 years
Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	1,924	N/A	1993	25 years
McCreary Health & Rehabilitation Center	Pine Knot	KY	73	2,443		73	2,443	81	1990	2006	35 years
Millenium Health & Rehab. Ctr. at South River	Edgewater	MD	580	7,120		580	7,120	1,471	1980	2002	25 years
New Colonial Health & Rehabilitation Center	Bardstown	KY	38	2,829		38	2,829	94	1968	2006	35 years
New Glasgow Health & Rehabilitation Center	Glasgow	KY	21	2,997		21	2,997	100	1968	2006	35 years
New Green Valley Health & Rehabilitation Center	Carrollton	KY	29	2,325		29	2,325	78	1978	2006	35 years
New Hart County Health Center	Horse Cave	KY	68	6,059		68	6,059	202	1993	2006	35 years
New Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	38	3,920		38	3,920	131	1973	2006	35 years
New Jackson Manor	Annville	KY	131	4,442		131	4,442	148	1989	2006	35 years
New Jefferson Manor	Louisville	KY	2,169	4,075		2,169	4,075	136	1982	2006	35 years
New Jefferson Place	Louisville	KY	1,307	9,175		1,307	9,175	306	1991	2006	35 years
New Meadowview Health and Rehabilitation Center	Louisville	KY	317	4,666		317	4,666	156	1973	2006	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
New Monroe Health and Rehabilitation Center	Tompkinsville	KY	32	8,756		32	8,756	292	1969	2006	35 years
New North Hardin Health and Rehabilitation Center	Radcliff	KY	218	11,944		218	11,944	398	1986	2006	35 years
New Professional Care Health and Rehabilitation Center	Hartford	KY	22	7,905		22	7,905	263	1967	2006	35 years
New Rockford Manor Health and Rehabilitation Center	Louisville	KY	364	9,568		364	9,568	319	1975	2006	35 years
New Summerfield Health and Rehabilitation Center	Louisville	KY	1,089	10,756		1,089	10,756	359	1979	2006	35 years
New Tanbark Health and Rehabilitation Center	Lexington	KY	868	6,061		868	6,061	202	1989	2006	35 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871		1,091	7,871	1,259	1982	2004	30 years
Regency Manor	Columbus	OH	607	16,424		607	16,424	2,159	1883	2004	35 years
Regency Nursing and Rehabilitation	Forestville	MD	640	10,560		640	10,560	2,728	1966	2002	25 years
St. Agnes Nursing and Rehabilitation	Ellicott City	MD	830	11,370		830	11,370	2,350	1985	2002	25 years
Summit Manor Health and Rehabilitation Center	Columbia	KY	38	12,510		38	12,510	417	1965	2006	35 years
Wayne Center	Wayne	PA	662	6,872		662	6,872	1,031	1875	2004	30 years
Woodside Convalescent Center	Rochester	MN	639	3,440	56	639	3,496	3,213	N/A	1982	28 years

TOTAL NON-KINDRED SKILLED NURSING FACILITIES			18,066	232,904	131	18,066	233,035	28,906

TOTAL FOR SKILLED NURSING FACILITIES			72,571	801,636	(249)	72,191	801,767	351,266
KINDRED HOSPITALS
Kindred Hospital—Boston Northshore	Peabody	MA	543	7,568		543	7,568	3,353	1974	1993	40 years
Kindred Hospital—Albuquerque	Albuquerque	NM	11	4,253		11	4,253	1,654	1985	1993	40 years
Kindred Hospital—Boston	Boston	MA	1,551	9,796		1,551	9,796	7,192	N/A	1994	25 years
Kindred Hospital—Central Tampa	Tampa	FL	2,732	7,676		2,732	7,676	3,088	1970	1993	40 years
Kindred Hospital—Chattanooga	Chattanooga	TN	757	4,415		757	4,415	2,955	N/A	1993	22 years
Kindred Hospital—Chicago North	Chicago	IL	1,583	19,980		1,583	19,980	12,890	N/A	1995	25 years
Kindred Hospital—Coral Gables	Coral Gables	FL	1,071	5,348		1,071	5,348	3,708	N/A	1992	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Kindred Hospital—Denver	Denver	CO	896	6,367		896	6,367	4,862	N/A	1994	20 years
Kindred Hospital—Ft. Lauderdale	Ft. Lauderdale	FL	1,758	14,080		1,758	14,080	9,683	N/A	1989	30 years
Kindred Hospital—Ft. Worth Southwest	Ft. Worth	TX	2,342	7,458		2,342	7,458	6,338	1987	1986	20 years
Kindred Hospital—Ft. Worth West	Ft. Worth	TX	648	10,608		648	10,608	6,146	N/A	1994	34 years
Kindred Hospital—Greensboro	Greensboro	NC	1,010	7,586		1,010	7,586	5,312	N/A	1994	20 years
Kindred Hospital—Hollywood	Hollywood	FL	605	5,229		605	5,229	3,350	1937	1995	20 years
Kindred Hospital—Houston	Houston	TX	33	7,062		33	7,062	4,536	N/A	1994	20 years
Kindred Hospital—Houston Northwest	Houston	TX	1,699	6,788		1,699	6,788	3,248	1986	1985	40 years
Kindred Hospital—Indianapolis	Indianapolis	IN	985	3,801		985	3,801	2,437	N/A	1993	30 years
Kindred Hospital—Kansas City	Kansas City	MO	277	2,914		277	2,914	1,978	N/A	1992	30 years
Kindred Hospital—Lake Shore	Chicago	IL	1,513	9,525		1,513	9,525	9,032	1995	1976	20 years
Kindred Hospital—Louisville	Louisville	KY	3,041	12,330	(51)	3,041	12,279	8,477	N/A	1995	20 years
Kindred Hospital—Mansfield	Mansfield	TX	267	2,462		267	2,462	1,394	N/A	1990	40 years
Kindred Hospital—New Orleans	New Orleans	LA	648	4,971		648	4,971	3,302	1968	1978	20 years
Kindred Hospital—North Florida	Green Cove Spr.	FL	145	4,613		145	4,613	2,938	N/A	1994	20 years
Kindred Hospital—Northlake	Northlake	IL	850	6,498		850	6,498	4,100	N/A	1991	30 years
Kindred Hospital—Oklahoma City	Oklahoma City	OK	293	5,607		293	5,607	3,075	N/A	1993	30 years
Kindred Hospital—Ontario	Ontario	CA	523	2,988		523	2,988	1,987	N/A	1994	25 years
Kindred Hospital—Orange County	Westminster	CA	728	7,384		728	7,384	5,591	N/A	1993	20 years
Kindred Hospital—Philadelphia	Philadelphia	PA	135	5,223		135	5,223	2,024	N/A	1995	35 years
Kindred Hospital—Phoenix	Phoenix	AZ	226	3,359		226	3,359	1,923	N/A	1992	30 years
Kindred Hospital—Pittsburgh	Oakdale	PA	662	12,854		662	12,854	6,057	N/A	1996	40 years
Kindred Hospital—San Antonio	San Antonio	TX	249	11,413		249	11,413	5,831	N/A	1993	30 years
Kindred Hospital—San Diego	San Diego	CA	670	11,764		670	11,764	7,686	N/A	1994	25 years
Kindred Hospital—San Leandro	San Leandro	CA	2,735	5,870		2,735	5,870	5,245	N/A	1993	25 years
Kindred Hospital—St. Louis	St. Louis	MO	1,126	2,087		1,126	2,087	1,445	N/A	1991	40 years
Kindred Hospital—St. Petersburg	St. Petersburg	FL	1,418	17,525	7	1,418	17,532	9,885	1968	1997	40 years
Kindred Hospital—Sycamore	Sycamore	IL	77	8,549		77	8,549	5,132	N/A	1993	20 years
Kindred Hospital—Tucson	Tuscon	AZ	130	3,091		130	3,091	2,177	N/A	1994	25 years
THC—Las Vegas Hospital	Las Vegas	NV	1,110	2,177		1,110	2,177	805	1980	1994	40 years
THC—Orange County	Orange County	CA	3,144	2,611		3,144	2,611	770	1990	1995	40 years

TOTAL FOR KINDRED HOSPITALS			38,191	273,830	(44)	38,191	273,786	171,606

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
NON-KINDRED HOSPITALS
Gateway Rehabilitation Hospital at Florence	Florence	KY	3,600	4,924		3,600	4,924	164	2001	2006	35 years
Greenbriar Hospital	Boardman	OH	90	3,332		90	3,332	689	1991	2002	25 years
Highlands Regional Rehabilitation Hospital	El Paso	TX	1,900	23,616		1,900	23,616	787	1999	2006	35 years
Samaritan Hospital	Lexington	KY	2,263	17,154		2,263	17,154	3,824	1954	2005	35 years

TOTAL FOR NON-KINDRED HOSPITALS			7,853	49,026	—	7,853	49,026	5,464

TOTAL FOR HOSPITALS			46,044	322,856	(44)	46,044	322,812	177,070
BROOKDALE SENIORS HOUSING COMMUNITIES
Berkshire of Castleton	Indianapolis	IN	1,280	11,524	(9)	1,280	11,515	1,441	1986	2005	35 years
Brendenwood	Voorhees	NJ	3,158	29,933	(24)	3,158	29,909	3,665	1987	2005	35 years
Brookdale Place	San Marcos	CA	4,288	36,233	(29)	4,288	36,204	4,652	1987	2005	35 years
Chatfield	West Hartford	CT	2,493	22,852	(19)	2,493	22,833	2,836	1989	2005	35 years
Clare Bridge Cottage of Austintown	Austintown	OH	151	3,089	(180)	151	2,909	286	1999	2005	35 years
Clare Bridge Cottage of La Crosse	La Crosse	WI	621	4,059	215	621	4,274	610	2004	2005	35 years
Clare Bridge Cottage of Topeka	Topeka	KS	369	6,831	(360)	369	6,471	653	2000	2005	35 years
Clare Bridge Cottage of Winter Haven	Winter Haven	FL	232	3,008	(85)	232	2,923	326	1997	2005	35 years
Clare Bridge of Cary	Cary	NC	724	6,471	59	724	6,530	825	1997	2005	35 years
Clare Bridge of Eden Prairie	Eden Prairie	MN	301	6,233	(368)	301	5,865	576	1998	2005	35 years
Clare Bridge of Leawood	Leawood	KS	117	5,131	(443)	117	4,688	402	2000	2005	35 years
Clare Bridge of Lynwood	Lynwood	WA	1,219	9,581	244	1,219	9,825	1,303	1999	2005	35 years
Clare Bridge of Niskayuna	Niskayuna	NY	1,020	8,340	169	1,020	8,509	1,112	1997	2005	35 years
Clare Bridge of North Oaks	North Oaks	MN	1,057	8,303	213	1,057	8,516	1,130	1998	2005	35 years
Clare Bridge of Oro Valley	Oro Valley	AZ	666	6,174	30	666	6,204	774	1998	2005	35 years
Clare Bridge of Perinton	Pittsford	NY	611	4,069	204	611	4,273	605	1997	2005	35 years
Clare Bridge of Plymouth	Plymouth	MN	679	8,681	(234)	679	8,447	945	1998	2005	35 years
Clare Bridge of Puyallup	Puyallup	WA	1,055	8,305	211	1,055	8,516	1,129	1998	2005	35 years
Clare Bridge of Tallahassee	Tallahassee	FL	667	6,173	31	667	6,204	774	1998	2005	35 years
Clare Bridge of Tempe	Tempe	AZ	611	4,069	204	611	4,273	605	1997	2005	35 years
Clare Bridge of West Melbourne	West Melbourne	FL	586	5,485	20	586	5,505	684	2000	2005	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Clare Bridge of Westampton	Westampton	NJ	881	4,746	418	881	5,164	799	1997	2005	35 years
Clare Bridge of Williamsville	Williamsville	NY	839	3,844	473	839	4,317	717	1997	2005	35 years
Clare Bridge of Winston-Salem	Winston-Salem	NC	368	3,500	6	368	3,506	433	1997	2005	35 years
Devonshire of Hoffman Estates	Hoffman Estates	IL	3,886	44,166	(35)	3,886	44,131	5,051	1987	2005	35 years
Edina Park Plaza	Edina	MN	3,621	33,168	(27)	3,621	33,141	4,118	1998	2005	35 years
Hawthorn Lakes	Vernon Hills	IL	4,439	35,073	(29)	4,439	35,044	4,636	1987	2005	35 years
Park Place	Spokane	WA	1,622	12,905	(10)	1,622	12,895	1,701	1915	2005	35 years
Ponce de Leon	Santa Fe	NM	—	28,199	(21)	—	28,178	3,288	1986	2005	35 years
River Bay Club	Quincy	MA	6,101	57,909	(47)	6,101	57,862	7,088	1986	2005	35 years
Seasons at Glenview	Northbrook	IL	1,988	39,762		1,988	39,762	4,485	1999	2004	35 years
Sterling House of Alliance	Alliance	OH	392	6,288	(276)	392	6,012	630	1998	2005	35 years
Sterling House of Beaver Creek	Beavercreek	OH	587	5,385	32	587	5,417	678	1998	2005	35 years
Sterling House of Blaine	Blaine	MN	150	1,677	(25)	150	1,652	193	1997	2005	35 years
Sterling House of East Speedway	Tucson	AZ	506	4,749	17	506	4,766	592	1998	2005	35 years
Sterling House of Evansville	Evansville	IN	357	3,767	(35)	357	3,732	445	1998	2005	35 years
Sterling House of Fond du Lac	Fond du Lac	WI	196	1,604	33	196	1,637	214	2000	2005	35 years
Sterling House of Inver Grove Heights	Inver Grove Heights	MN	253	2,657	(23)	253	2,634	315	1997	2005	35 years
Sterling House of Kenosha	Kenosha	WI	551	5,436	(12)	551	5,424	662	2000	2005	35 years
Sterling House of La Crosse	La Crosse	WI	644	5,836	43	644	5,879	739	1998	2005	35 years
Sterling House of Marion	Marion	IN	207	3,573	(174)	207	3,399	349	1998	2005	35 years
Sterling House of Mesa	Mesa	AZ	655	7,004	(74)	655	6,930	822	1998	2005	35 years
Sterling House of Pensacola	Pensacola	FL	632	6,092	3	632	6,095	750	1998	2005	35 years
Sterling House of Peoria	Peoria	AZ	598	4,876	100	598	4,976	651	1998	2005	35 years
Sterling House of Portage	Portage	IN	128	3,652	(267)	128	3,385	311	1999	2005	35 years
Sterling House of Richmond	Richmond	IN	495	4,127	73	495	4,200	545	1998	2005	35 years
Sterling House of Salem	Salem	OH	634	4,662	163	634	4,825	657	1998	2005	35 years
Sterling House of Westerville	Columbus	OH	267	3,603	(113)	267	3,490	384	1999	2005	35 years
Sterling House of Winter Haven	Winter Haven	FL	438	5,553	(146)	438	5,407	607	1997	2005	35 years
The Atrium	San Jose	CA	6,240	66,382	(53)	6,240	66,329	7,777	1987	2005	35 years
The Classic at West Palm Beach	West Palm Beach	FL	3,759	33,099	(27)	3,759	33,072	4,176	1990	2005	35 years
The Devonshire	Lisle	IL	7,953	70,457	(57)	7,953	70,400	8,868	1990	2005	35 years
The Gables at Brighton	Rochester	NY	1,131	9,506	(8)	1,131	9,498	1,223	1988	2005	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
The Gables at Farmington	Farmington	CT	3,995	36,339	(29)	3,995	36,310	4,524	1984	2005	35 years
The Grand Court Adrian	Adrian	MI	601	5,411		601	5,411	752	1988	2004	35 years
The Grand Court Albuquerque	Albuquerque	NM	1,382	12,440		1,382	12,440	1,676	1991	2004	35 years
The Grand Court Belleville	Belleville	IL	370	3,333		370	3,333	425	1984	2004	35 years
The Grand Court Bristol	Bristol	VA	648	5,835		648	5,835	792	1985	2004	35 years
The Grand Court Dayton	Dayton	OH	636	5,721		636	5,721	903	1987	2004	35 years
The Grand Court Farmington Hills	Farmington Hills	MI	847	7,619		847	7,619	944	1989	2004	35 years
The Grand Court Findlay	Findlay	OH	385	3,464		385	3,464	481	1984	2004	35 years
The Grand Court Ft. Myers	Ft. Myers	FL	1,065	9,586		1,065	9,586	1,223	1988	2004	35 years
The Grand Court Kansas City I	Kansas City	MO	1,250	11,249		1,250	11,249	1,369	1989	2004	35 years
The Grand Court Las Vegas	Las Vegas	NV	679	6,107		679	6,107	861	1987	2004	35 years
The Grand Court Lubbock	Lubbock	TX	720	6,479		720	6,479	801	1984	2004	35 years
The Grand Court Overland Park	Overland Park	KS	2,297	20,676		2,297	20,676	2,430	1988	2004	35 years
The Grand Court Springfield	Springfield	OH	250	2,250		250	2,250	353	1986	2004	35 years
The Grand Court Tavares	Tavares	FL	431	3,881		431	3,881	568	1985	2004	35 years
The Hallmark	Chicago	IL	11,057	107,603	(87)	11,057	107,516	13,041	1990	2005	35 years
The Heritage	Des Plaines	IL	6,872	60,214	(49)	6,872	60,165	7,613	1993	2005	35 years
The Kenwood of Lake View	Chicago	IL	3,072	26,690	(22)	3,072	26,668	3,387	1950	2005	35 years
The Springs of East Mesa	Mesa	AZ	2,747	24,938	(20)	2,747	24,918	3,107	1986	2005	35 years
The Willows	Vernon Hills	IL	1,147	10,049	(8)	1,147	10,041	1,271	1999	2005	35 years
Villas of Sherman Brook	Clinton	NY	947	7,534	181	947	7,715	1,019	1991	2005	35 years
Villas of Summerfield	Syracuse	NY	1,132	11,443	(55)	1,132	11,388	1,378	1991	2005	35 years
Woodside Terrace	Redwood City	CA	7,669	66,745	(54)	7,669	66,691	8,463	1988	2005	35 years
Wynwood of Colorado Springs	Colorado Springs	CO	715	9,286	(262)	715	9,024	1,005	1997	2005	35 years
Wynwood of Kenmore	Kenmore	NY	1,487	15,182	(88)	1,487	15,094	1,820	1995	2005	35 years
Wynwood of Niskayuna	Niskayuna	NY	1,884	16,116	234	1,884	16,350	2,101	1996	2005	35 years
Wynwood of Northville	Northville	MI	407	6,073	(236)	407	5,837	624	1996	2005	35 years
Wynwood of Pueblo	Pueblo	CO	840	9,411	(142)	840	9,269	1,083	1997	2005	35 years
Wynwood of Twin Falls	Twin Falls	ID	703	6,158	71	703	6,229	793	1997	2005	35 years
Wynwood of Utica	Utica	MI	1,142	11,818	(85)	1,142	11,733	1,408	1996	2005	35 years

TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			129,800	1,257,451	(900)	129,800	1,256,551	155,452

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
SUNRISE SENIORS HOUSING COMMUNITIES
Sunrise of Abington	Abington	PA	1,838	53,552	115	1,838	53,667	1,410	1997	2007	35 years
Sunrise of Alexandria	Alexandria	VA	946	13,782	122	88	14,762	702	1998	2007	35 years
Sunrise of Ann Arbor	Ann Arbor	MI	1,668	15,818	61	1,703	15,844	482	2000	2007	35 years
Sunrise of Arlington	Arlington	MA	86	34,341	48	86	34,389	1,170	2001	2007	35 years
Sunrise of Aurora	Aurora	ON	1,409	32,404	3,860	1,570	36,103	952	2002	2007	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	1,205	23,530	16	1,212	23,539	753	2000	2007	35 years
Sunrise of Beacon Hill	Victoria	BC	7,385	26,521	5,118	8,564	30,460	684	2001	2007	35 years
Sunrise of Bloomfield Hills	Bloomfield Hills	MI	3,730	27,354	17	3,736	27,365	651	N/A	2007	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	1,286	38,527	126	1,287	38,652	1,182	2000	2007	35 years
Sunrise of Blue Bell	Blue Bell	PA	1,761	23,697	204	1,765	23,897	868	2006	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	2,154	27,956	42	2,154	27,998	924	1999	2007	35 years
Sunrise of Burlington	Burlington	ON	1,173	24,391	57	1,173	24,448	556	2001	2007	35 years
Sunrise of Canyon Crest	Riverside	CA	5,463	19,481	190	5,486	19,648	731	2006	2007	35 years
Sunrise of Cherry Creek	Denver	CO	1,621	28,353	17	1,621	28,370	740	2000	2007	35 years
Sunrise of Columbia	Columbia	MD	1,780	22,998		1,780	22,998	455	1996	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	626	10,216	16	626	10,232	308	2000	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	2,779	26,118	43	2,784	26,156	1,140	1999	2007	35 years
Sunrise of East Cobb	Marietta	GA	1,790	23,286	116	1,797	23,395	746	1997	2007	35 years
Sunrise of Edina	Edina	MN	3,181	24,161	49	3,181	24,210	906	1999	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	1,757	24,225	2,983	1,957	27,008	763	2007	2007	35 years
Sunrise of Exton	Exton	PA	1,117	17,662	64	1,123	17,720	648	2000	2007	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	1,456	23,655	51	1,456	23,706	858	2001	2007	35 years
Sunrise of Fleetwood	Mount Vernon	NY	4,381	28,330	71	4,381	28,401	1,112	1999	2007	35 years
Sunrise of Glen Ellyn	Glen Ellyn	IL	2,449	33,993	54	2,455	34,041	1,299	2000	2007	35 years
Sunrise of Granite Run	Media	PA	1,272	31,737	29	1,272	31,766	783	1997	2007	35 years
Sunrise of Haverford	Haverford	PA	941	25,791	47	941	25,838	680	1997	2007	35 years
Sunrise of Hillcrest	Dallas	TX	2,616	27,382	16	2,616	27,398	649	N/A	2007	35 years
Sunrise of Huntcliff I	Atlanta	GA	4,198	65,517	638	4,232	66,121	2,255	1987	2007	35 years
Sunrise of Huntcliff II	Atlanta	GA	2,154	17,058	64	2,154	17,122	528	1998	2007	35 years
Sunrise of Ivey Ridge	Alpharetta	GA	1,507	18,409	81	1,507	18,490	704	1998	2007	35 years
Sunrise of La Costa	Carlsbad	CA	4,890	20,492	34	4,890	20,526	1,024	1999	2007	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Sunrise of Lincoln Park	Chicago	IL	3,485	26,632	40	3,485	26,672	539	N/A	2007	35 years
Sunrise of Lynn Valley	Vancouver	BC	10,413	33,138	6,368	11,994	37,925	768	2002	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	3,796	24,517	32	3,802	24,543	936	1998	2007	35 years
Sunrise of Mississauga	Mississauga	ON	3,150	29,775	4,992	3,786	34,130	758	2000	2007	35 years
Sunrise of Morris Plains	Morris Plains	NJ	1,492	31,921	134	1,492	32,055	862	1997	2007	35 years
Sunrise of Naperville	Naperville	IL	1,945	28,481	38	1,946	28,518	1,174	1999	2007	35 years
Sunrise of New City	New City	NY	1,906	27,192	142	1,906	27,334	747	1999	2007	35 years
Sunrise of North Hills	Raleigh	NC	749	36,881	233	749	37,114	758	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	4,607	38,009	59	4,622	38,053	1,596	1999	2007	35 years
Sunrise of Northville	Plymouth	MI	1,445	26,031	41	1,445	26,072	925	1999	2007	35 years
Sunrise of Norwood	Norwood	MA	2,230	31,302	57	2,230	31,359	619	1997	2007	35 years
Sunrise of Oakville	Oakville	ON	2,753	37,386	102	2,753	37,488	845	2002	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	2,985	36,727	66	2,985	36,793	1,024	1997	2007	35 years
Sunrise of Orchard	Littleton	CO	1,813	22,128	44	1,813	22,172	824	1997	2007	35 years
Sunrise of Pacific Palisades	Pacific Palisades	CA	4,458	17,049	3	4,458	17,052	843	2001	2007	35 years
Sunrise of Palos Park	Palos Park	IL	2,363	42,153	59	2,363	42,212	1,285	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	5,531	39,525	43	5,533	39,566	991	1998	2007	35 years
Sunrise of Parma	Cleveland	OH	691	16,619	23	695	16,638	446	2000	2007	35 years
Sunrise of Pinehurst	Denver	CO	1,405	30,862	20	1,417	30,870	1,256	1998	2007	35 years
Sunrise of Providence	Charlotte	NC	1,969	19,410	41	1,976	19,444	644	1999	2007	35 years
Sunrise of Richmond	Richmond	VA	1,120	17,370	52	1,120	17,422	708	1999	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	1,904	36,540	5,705	2,386	41,763	919	2002	2007	35 years
Sunrise of Rochester	Rochester	MI	2,774	38,492	175	2,774	38,667	1,246	1998	2007	35 years
Sunrise of Rocklin	Rocklin	CA	1,371	22,848	542	1,378	23,383	476	2007	2007	35 years
Sunrise of Rockville	Rockville	MD	1,039	39,029	60	1,039	39,089	764	1997	2007	35 years
Sunrise of San Mateo	San Mateo	CA	2,682	35,216	28	2,682	35,244	694	1999	2007	35 years
Sunrise of Sandy	Sandy	UT	2,544	21,277	(45)	2,576	21,200	493	2007	2007	35 years
Sunrise of Scottsdale	Scottsdale	AZ	2,225	27,603	87	2,229	27,686	573	2007	2007	35 years
Sunrise of Smithtown	Smithtown	NY	2,784	25,521	138	2,853	25,590	1,147	1999	2007	35 years
Sunrise of Springfield	Springfield	VA	4,431	18,662	171	4,440	18,824	521	1997	2007	35 years
Sunrise of Stamford	Stamford	CT	4,612	28,435	62	4,612	28,497	1,117	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	7,237	23,888	539	7,237	24,427	650	N/A	2007	35 years
Sunrise of Steeles	Vaughn	ON	2,511	49,468	1,078	2,563	50,494	106	2003	2007	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Sunrise of Sterling Canyon	Valencia	CA	3,868	28,893	385	3,868	29,278	969	1998	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	2,933	34,333	23	2,933	34,356	868	2000	2007	35 years
Sunrise of Troy	Troy	MI	1,753	23,736	27	1,758	23,758	911	2001	2007	35 years
Sunrise of Unionville	Markham	ON	2,058	36,432	5,706	2,554	41,642	916	2000	2007	35 years
Sunrise of Vancouver	Vancouver	BC	6,649	31,787	1,107	6,649	32,894	767	2005	2007	35 years
Sunrise of Wall	Wall	NJ	1,053	19,044	47	1,053	19,091	672	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	1,282	24,912	81	1,288	24,987	690	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	5,057	23,796	58	5,057	23,854	716	1996	2007	35 years
Sunrise of Westlake Village	Westlake Village	CA	4,935	30,707	36	4,935	30,743	631	2004	2007	35 years
Sunrise of Westminster	Westminster	CO	2,657	16,168	57	2,649	16,233	645	2000	2007	35 years
Sunrise of Westtown	West Chester	PA	1,547	22,972	16	1,547	22,988	1,204	1999	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	1,454	60,055	833	1,454	60,888	598	2000	2007	35 years
Sunrise of Windsor	Windsor	ON	1,813	20,811	498	1,813	21,309	486	2001	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	3,493	30,529	261	3,493	30,790	1,271	2000	2007	35 years
Sunrise of Yorba Linda	Yorba Linda	CA	1,689	25,171	81	1,689	25,252	526	2002	2007	35 years

TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			209,280	2,240,170	44,694	213,515	2,280,629	65,787
OTHER SENIORS HOUSING COMMUNITIES
ActivCare at La Mesa	La Mesa	CA	2,431	6,101		2,431	6,101	203	1997	2006	35 years
ActivCare at Point Loma	San Diego	CA	2,117	6,865		2,117	6,865	229	1999	2006	35 years
Atherton Court Alzheimer's Residence	Fremont	CA	251	4,449		251	4,449	255	1994	2006	35 years
Barrington Court Alzheimer's Residence	Danville	CA	360	4,640		360	4,640	251	1999	2006	35 years
Berkshire Commons	Reading	PA	470	4,301		470	4,301	694	1997	2004	30 years
Brighton	Brighton	MI	520	11,680		520	11,680	1,076	1989	2005	35 years
Cabot Park Village	Newtonville	MA	1,772	14,854		1,772	14,854	2,103	1996	2004	30 years
CaraVita Village	Montgomery	AL	779	8,507	651	779	9,158	752	1987	2005	35 years
Cottonwood Village	Cottonwood	AZ	1,200	15,124		1,200	15,124	1,049	1986	2005	35 years
Crown Pointe	Omaha	NE	1,316	11,950		1,316	11,950	848	1985	2005	35 years
Elmcroft of Florence	Florence	SC	108	7,620		108	7,620	254	1998	2006	35 years
Elmcroft of Halcyon	Montgomery	AL	220	5,476		220	5,476	183	1999	2006	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Elmcroft of Hamilton Place	Chattanooga	TN	87	4,248		87	4,248	142	1998	2006	35 years
Elmcroft of Hendersonville	Hendersonville	TN	174	2,586		174	2,586	86	1999	2006	35 years
Elmcroft of Kingsport	Kingsport	TN	22	7,815		22	7,815	260	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	180	7,086		180	7,086	236	2000	2006	35 years
Elmcroft of Little Avenue	Charlotte	NC	250	5,077		250	5,077	169	1997	2006	35 years
Elmcroft of Martinez	Martinez	GA	408	6,764		408	6,764	95	1997	2007	35 years
Elmcroft of Muncie	Muncie	IN	245	11,217		245	11,217	159	1998	2007	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	455	5,905		455	5,905	197	1998	2006	35 years
Elmcroft of West Knoxville	Knoxville	TN	439	10,697		439	10,697	357	2000	2006	35 years
Fairwood Manor	Anaheim	CA	2,464	7,908		2,464	7,908	841	1977	2005	35 years
Georgetowne Place	Fort Wayne	IN	1,315	18,185		1,315	18,185	1,194	1987	2005	35 years
Greenwood Gardens	Marietta	GA	706	3,132		706	3,132	305	1997	2005	35 years
Grossmont Gardens	La Mesa	CA	9,104	59,349		9,104	59,349	1,978	1964	2006	35 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418		1,468	11,418	1,538	1995	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544		1,194	12,544	1,719	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678		1,793	9,678	1,312	1930	2004	30 years
Heritage Woods	Agawarn	MA	1,249	4,625		1,249	4,625	856	1997	2004	30 years
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079		1,151	9,079	1,314	1997	2004	30 years
Highland Terrace	Inverness	FL	269	4,107		269	4,107	366	1997	2005	35 years
Las Villas Del Carlsbad	Carlsbad	CA	1,760	30,469		1,760	30,469	1,016	1987	2006	35 years
Las Villas Del Norte	Escondido	CA	2,791	32,632		2,791	32,632	1,088	1986	2006	35 years
Lehigh	Macungie	PA	420	4,406		420	4,406	694	1997	2004	30 years
Mifflin Court	Shillington	PA	689	4,265		689	4,265	550	1997	2004	35 years
Mountview Retirement Residence	Montrose	CA	1,089	15,449		1,089	15,449	515	1974	2006	35 years
Outlook Pointe at Allison Park	Allison Park	PA	1,171	5,686		1,171	5,686	190	1986	2006	35 years
Outlook Pointe at Altoona	Duncansville	PA	331	4,729		331	4,729	158	1997	2006	35 years
Outlook Pointe at Berwick	Berwick	PA	111	6,741		111	6,741	225	1998	2006	35 years
Outlook Pointe at Blytheville	Blytheville	AR	294	2,946		294	2,946	98	1997	2006	35 years
Outlook Pointe at Chesterfield	Richmond	VA	829	6,534		829	6,534	218	1999	2006	35 years
Outlook Pointe at Chippewa	Beaver Falls	PA	1,394	8,586		1,394	8,586	286	1998	2006	35 years
Outlook Pointe at Dillsburg	Dillsburg	PA	432	7,797		432	7,797	260	1998	2006	35 years
Outlook Pointe at Lebanon	Lebanon	PA	240	7,336		240	7,336	245	1999	2006	35 years
Outlook Pointe at Lewisburg	Lewisburg	PA	232	5,666		232	5,666	189	1999	2006	35 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
Outlook Pointe at Lewistown	Lewistown	PA	189	5,170		189	5,170	172	1998	2006	35 years
Outlook Pointe at Lima	Lima	OH	490	3,368		490	3,368	112	1998	2006	35 years
Outlook Pointe at Loyalsock	Montoursville	PA	413	3,412		413	3,412	114	1999	2006	35 years
Outlook Pointe at Martinsburg	Martinsburg	WV	248	8,320		248	8,320	277	1999	2006	35 years
Outlook Pointe at Maumelle	Maumelle	AR	1,252	7,601		1,252	7,601	253	1997	2006	35 years
Outlook Pointe at Medina	Medina	OH	661	9,788		661	9,788	326	1999	2006	35 years
Outlook Pointe at Mountain Home	Mountain Home	AR	204	8,971		204	8,971	299	1997	2006	35 years
Outlook Pointe at North Ridge	Raleigh	NC	184	3,592		184	3,592	120	1984	2006	35 years
Outlook Pointe at Ontario	Mansfield	OH	523	7,968		523	7,968	266	1998	2006	35 years
Outlook Pointe at Pocahontas	Pocahontas	AR	575	2,026		575	2,026	68	1997	2006	35 years
Outlook Pointe at Reading	Reading	PA	638	4,942		638	4,942	165	1998	2006	35 years
Outlook Pointe at Sagamore Hills	Sagamore Hills	OH	980	12,604		980	12,604	420	2000	2006	35 years
Outlook Pointe at Saxonburg	Saxonburg	PA	770	5,949		770	5,949	198	1994	2006	35 years
Outlook Pointe at Sherwood	Sherwood	AR	1,320	5,693		1,320	5,693	190	1997	2006	35 years
Outlook Pointe at Shippensburg	Shippensburg	PA	203	7,634		203	7,634	254	1999	2006	35 years
Outlook Pointe at South Beaver	Darlington	PA	627	3,220		627	3,220	107	1984	2006	35 years
Outlook Pointe at State College	State College	PA	320	7,407		320	7,407	247	1997	2006	35 years
Outlook Pointe at Washington Township	Miamisburg	OH	1,235	12,611		1,235	12,611	420	1998	2006	35 years
Outlook Pointe at Xenia	Xenia	OH	653	2,801		653	2,801	93	1999	2006	35 years
Peachtree Estates	Dalton	GA	501	5,228		501	5,228	471	2000	2005	35 years
Rancho Vista	Vista	CA	6,730	21,828		6,730	21,828	728	1982	2006	35 years
Rose Arbor	Maple Grove	MN	1,140	12,421		1,140	12,421	1,110	2000	2006	35 years
Sanatoga Court	Pottstown	PA	360	3,233		360	3,233	524	1997	2004	30 years
Somer Park Residence for Memory Impairment	Roseville	CA	220	2,380		220	2,380	130	1996	2006	35 years
Summerville at Golden Pond	Bradenton	FL	550	6,350		550	6,350	431	1985	2006	35 years
Summerville at Heritage Place	Tracy	CA	1,110	13,296		1,110	13,296	1,034	1986	2005	35 years
Summerville at Lake Mary	Lake Mary	FL	700	6,300		700	6,300	398	2001	2006	35 years
Summerville at Mentor	Mentor	OH	559	11,341	(29)	559	11,312	1,190	1999	2004	35 years
Summerville at South Windsor	South Windsor	CT	2,187	12,713	(31)	2,187	12,682	1,323	1999	2004	35 years
Tara Plantation	Cumming	GA	1,381	7,708		1,381	7,708	674	1998	2005	35 years
The Amberleigh	Amherst	NY	3,498	19,097		3,498	19,097	1,450	1988	2005	35 years
The Commons at Greenbriar	Boardman	OH	210	2,106		210	2,106	435	1987	2002	25 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
The Harrison	Indianapolis	IN	1,200	5,740		1,200	5,740	446	1985	2005	35 years
The Inn at Seneca	Seneca	SC	365	2,768		365	2,768	257	1999	2005	35 years
The Plaza at Bonita Springs	Bonita Springs	FL	1,540	10,783		1,540	10,783	1,229	1989	2005	35 years
The Plaza at Boynton Beach	Boynton Beach	FL	2,317	16,218		2,317	16,218	1,747	1999	2005	35 years
The Plaza at Deer Creek	Deerfield	FL	1,399	9,791		1,399	9,791	1,251	1999	2005	35 years
The Plaza at Jensen Beach	Jensen Beach	FL	1,831	12,821		1,831	12,821	1,452	1999	2005	35 years
The Sanctuary at Northstar	Kennesaw	GA	906	5,614		906	5,614	476	2001	2005	35 years
The Village at Farm Pond	Framingham	MA	5,165	33,335	679	5,819	33,360	3,046	1999	2004	35 years
Towne Centre	Merrillville	IN	1,291	27,709		1,291	27,709	2,682	1987	2006	35 years
Villa Santa Barbara	Santa Barbara	CA	1,219	12,426		1,219	12,426	870	1977	2005	35 years
West Shores	Hot Springs	AR	1,326	10,904		1,326	10,904	767	1988	2005	35 years
Whitehall Estate	Hyannis	MA	1,277	9,063		1,277	9,063	757	1999	2005	35 years
Wildflower Lodge	Maple Grove	MN	504	5,035		504	5,035	452	1981	2006	35 years
Winterville Retirement	Winterville	GA	243	7,418		243	7,418	632	1999	2005	35 years

TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			97,514	862,932	1,270	98,168	863,548	56,816

TOTAL FOR SENIORS HOUSING COMMUNITIES			436,594	4,360,553	45,064	441,483	4,400,728	278,055
PERSONAL CARE FACILITIES
ResCare—Tangram—8 sites	San Marcos	TX	616	6,512	9	616	6,521	3,014	N/A	1998	20 years

TOTAL FOR PERSONAL CARE FACILITIES			616	6,512	9	616	6,521	3,014
MEDICAL OFFICE BUILDINGS
Abilene Medical Commons I	Abilene	TX	178	1,600	12	179	1,611	157	2000	2004	35 years
Anderson Medical Arts Building I	Cincinnati	OH	—	9,510	225	—	9,735	272	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	14,658	424	—	15,082	314	2007	2007	35 years
Aventura Medical Arts Building	Aventura	FL	—	26,324		—	26,324	242	2006	2007	35 years
Bayshore Rehabilitation Center	Pasadena	TX	94	1,122	6	95	1,127	94	1988	2005	35 years
Bayshore Surgery Center	Pasadena	TX	761	9,079	162	765	9,237	781	2001	2005	35 years
Briargate Medical Campus	Colorado Springs	CO	1,238	12,874	10	1,238	12,884	92	2002	2007	35 years
Broadway Medical Office Building	Kansas City	MO	1,300	12,490	16	1,300	12,506	600	1976	2007	35 years
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	368	—	10,747	1,601	1984	2004	30 years

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Life on Which Depreciation in Income Statement is Computed
Facility Name	City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired
JFK Medical Plaza	Lake Worth	FL	453	1,711		453	1,711	167	1999	2004	35 years
Lacey Branch Office Building	Forked River	NJ	63	621		63	621	94	1996	2004	30 years
Palms West Building 6	Loxahatchee	FL	964	2,679	8	964	2,687	262	2000	2004	35 years
Potomac Medical Plaza	Aurora	CO	2,401	9,472		2,401	9,472	90	1986	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	2,641	50,362		2,641	50,362	362	1999	2007	35 years
Professional Office Building I	Upland	PA	—	6,243	138	—	6,381	952	1978	2004	30 years
Regency Medical Office Park Phase I	Melbourne	FL	590	3,156	18	590	3,174	295	1995	2004	35 years
Regency Medical Office Park Phase II	Melbourne	FL	769	3,810	18	769	3,828	356	1998	2004	35 years
Samaritan Medical Office Building	Lexington	KY	300	1,656		300	1,656	145	1998	2005	35 years
University Medical Office Building	Tamarac	FL	—	7,249	51	—	7,300	71	N/A	2007	35 years

TOTAL FOR MEDICAL OFFICE BUILDINGS			11,752	184,995	1,456	11,758	186,445	6,947

TOTAL FOR ALL PROPERTIES			$567,577	$5,676,554	$46,614	$572,092	$5,718,273	$816,352

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	For the Years Ended December 31,
	2007	2006	2005
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$3,707,837	$3,027,896	$1,512,211
Additions during period:
Acquisitions	2,619,050	679,573	1,521,098
Capital expenditures	6,372	368	25
Dispositions:
Sale of assets	(82,274)	—	(5,438)
Foreign currency translation	39,380	—	—

Balance at end of period	$6,290,365	$3,707,837	$3,027,896

Accumulated depreciation:
Balance at beginning of period	$659,584	$541,346	$454,110
Additions during period:
Depreciation expense	175,494	118,238	87,559
Acquisitions – minority interest share	20,482	—	—
Dispositions:
Sale of assets	(40,212)	—	(323)
Foreign currency translation	1,004	—	—

Balance at end of period	$816,352	$659,584	$541,346

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2007, at the reasonable assurance level.

Internal Control Over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

Internal Control Changes

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2008.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Non-Employee Director Compensation” and “Executive Compensation Matters” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2008.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Consolidated Financial Statement Schedule
Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document

2.1.1	Purchase Agreement dated as of January 14, 2007 among Ventas, Inc., Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc.), Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc.), Sunrise REIT, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 19, 2007.

2.1.2	Amendment to Purchase Agreement dated as of April 10, 2007 among Ventas, Inc., Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc.), Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc.), Sunrise REIT, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on April 12, 2007.

3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

Exhibit Number	Description of Document	Location of Document

4.2.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.3	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.

4.4	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the Commission upon request.

10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.

10.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.

10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.6	Interim Loan and Guaranty Agreement dated as of April 26, 2007 among Ventas, Inc., Ventas Realty, Limited Partnership, Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 1, 2007.

10.7	Purchase Agreement dated April 26, 2007 between Ventas, Inc., Ventas Realty, Limited Partnership and the Purchasers named therein.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 1, 2007.

10.8*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

10.9.1*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

Exhibit Number	Description of Document	Location of Document

10. 9.2*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.9.3*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.9.4*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.9.5*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.9.6*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.9.7*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.9.8*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.10*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.11*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.12*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13.1*	Ventas, Inc. 2006 Incentive Plan.	Incorporated by reference to Annex A to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

10.13.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.13.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.1*	Ventas, Inc. 2006 Stock Plan for Directors.	Incorporated by reference to Annex B to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

Exhibit Number	Description of Document	Location of Document

10.14.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.16.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.15.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

10.15.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.16.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

10.16.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

10.17*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

10.18*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.19*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.

10.20.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.2*	Amendment dated as of September 30, 1999 to Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.3*	Amendment dated as of March 19, 2007 to Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.20.4*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.5*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Document	Location of Document

10.20.6*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.21.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.21.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.22.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22.2*	Amendment dated as of March 19, 2007 to Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.23*	Employment Agreement dated as of November 10, 2005 between Ventas, Inc. and Robert J. Brehl.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2005.

10.24.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.25	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.26.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.26.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.26.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.

10.27.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.27.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Settlement Agreement dated as of April 10, 2007 between Ventas, Inc. and Sunrise REIT.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed on April 12, 2007.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ ROBERT J. BREHL Robert J. Brehl	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2008

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 28, 2008

/s/ RONALD G. GEARY Ronald G. Geary	Director	February 28, 2008

/s/ JAY M. GELLERT Jay M. Gellert	Director	February 28, 2008

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 28, 2008

/s/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 28, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document

2.1.1	Purchase Agreement dated as of January 14, 2007 among Ventas, Inc., Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc.), Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc.), Sunrise REIT, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 19, 2007.

2.1.2	Amendment to Purchase Agreement dated as of April 10, 2007 among Ventas, Inc., Ventas SSL Ontario I, Inc. (formerly 2124678 Ontario Inc.), Ventas SSL Ontario II, Inc. (formerly 2124680 Ontario Inc.), Sunrise REIT, Sunrise REIT Trust and Sunrise REIT GP, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on April 12, 2007.

3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2.1	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.2.2	Amendment to Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Prospectus Supplement dated December 8, 2003 to the Prospectus dated January 23, 2002, filed pursuant to Rule 424(b)(5) and part of our Registration Statement on Form S-3, as amended, File No. 333-65642.

4.3	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.

4.4	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit Number	Description of Document	Location of Document

10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.14 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.17 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document

10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.16 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.13 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.21 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.

10.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Exhibit Number	Description of Document	Location of Document

10.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.

10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.6	Interim Loan and Guaranty Agreement dated as of April 26, 2007 among Ventas, Inc., Ventas Realty, Limited Partnership, Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 1, 2007.

10.7	Purchase Agreement dated April 26, 2007 between Ventas, Inc., Ventas Realty, Limited Partnership and the Purchasers named therein.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 1, 2007.

10.8*	TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of TheraTx, File No. 333-15171.

10.9.1*	1987 Incentive Compensation Program.	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, File No. 033-30212.

10.9.2*	Amendment to the 1987 Incentive Compensation Program dated May 15, 1991.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, as amended, File No. 033-40949.

10.9.3*	Amendment to the 1987 Incentive Compensation Program dated May 18, 1994.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.9.4*	Amendment to the 1987 Incentive Compensation Program dated February 15, 1995.	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 1994.

10.9.5*	Amendment to the 1987 Incentive Compensation Program dated September 27, 1995.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit Number	Description of Document	Location of Document

10.9.6*	Amendment to the 1987 Incentive Compensation Program effective May 15, 1996.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.9.7*	Amendment to the 1987 Incentive Compensation Program dated April 30, 1998.	Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.9.8*	Amendment to the 1987 Incentive Compensation Program dated as of December 31, 1998.	Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.10*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.11*	Ventas, Inc. Common Stock Purchase Plan for Directors.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.12*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13.1*	Ventas, Inc. 2006 Incentive Plan.	Incorporated by reference to Annex A to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

10.13.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.13.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.1*	Ventas, Inc. 2006 Stock Plan for Directors.	Incorporated by reference to Annex B to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 5, 2006.

10.14.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.16.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.15.1*	Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-118944.

Exhibit Number	Description of Document	Location of Document

10.15.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-118944.

10.16.1*	Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-118944.

10.16.2*	Deferral Election Form under the Ventas Nonemployee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-118944.

10.17*	Form of Indemnification Agreement for directors of TheraTx, Incorporated.	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of TheraTx, File No. 033-78784.

10.18*	Directors and Officers Insurance and Company Reimbursement Policies.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.19*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.

10.20.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.2*	Amendment dated as of September 30, 1999 to Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.3*	Amendment dated as of March 19, 2007 to Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.20.4*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.5*	Amendment to Change-in-Control Severance Agreement dated as of September 30, 1999 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.20.6*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.21.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.21.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

Exhibit Number	Description of Document	Location of Document

10.22.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22.2*	Amendment dated as of March 19, 2007 to Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.23*	Employment Agreement dated as of November 10, 2005 between Ventas, Inc. and Robert J. Brehl.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2005.

10.24.1*	Resignation and Release Agreement dated January 28, 2003 between Ventas, Inc. and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.2*	Promissory Note entered into as of June 15, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.17.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.24.3*	Amendment to Promissory Note entered into as of December 31, 1998 between Ventas Realty and W. Bruce Lunsford.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.25	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.26.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.26.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.26.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.

10.27.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.27.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Settlement Agreement dated as of April 10, 2007 between Ventas, Inc. and Sunrise REIT.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed on April 12, 2007.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.