Form 10-Q
period 2008-03-31
VENTAS INC
filed 2008-05-07
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at May 1, 2008:
Common Stock, $0.25 par value	138,472,925

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$567,523	$572,092
Buildings and improvements	5,668,239	5,718,273

	6,235,762	6,290,365
Accumulated depreciation	(855,148)	(816,352)

Net real estate property	5,380,614	5,474,013
Loans receivable, net	19,945	19,998

Net real estate investments	5,400,559	5,494,011
Cash and cash equivalents	51,347	28,334
Escrow deposits and restricted cash	52,621	54,077
Deferred financing costs, net	21,978	22,836
Notes receivable-related parties	2,109	2,092
Other	123,174	115,278

Total assets	$5,651,788	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$3,157,111	$3,360,499
Deferred revenue	8,700	9,065
Accrued interest	46,748	20,790
Accounts payable and other accrued liabilities	142,386	173,576
Deferred income taxes	286,153	297,590

Total liabilities	3,641,098	3,861,520

Minority interest	32,316	31,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 300,000 shares; 138,369 and 133,665 shares issued at March 31, 2008 and December 31,2007, respectively	34,592	33,416
Capital in excess of par value	2,015,661	1,821,294
Accumulated other comprehensive income	14,819	17,416
Retained earnings (deficit)	(86,698)	(47,846)
Treasury stock, 0 and 14 shares at March 31, 2008 and December 31, 2007, respectively	—	(626)

Total stockholders’ equity	1,978,374	1,823,654

Total liabilities and stockholders’ equity	$5,651,788	$5,716,628

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$122,707	$116,345
Resident fees and services	107,726	—
Interest income from loans receivable	467	823
Interest and other income	864	249

Total revenues	231,764	117,417
Expenses:
Interest	52,864	38,809
Depreciation and amortization	71,660	32,279
Property-level operating expenses	76,957	941
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,949 and $2,014 for the three months ended March 31, 2008 and 2007, respectively	8,257	7,581
Foreign currency gain	(79)	(5,786)
Gain on extinguishment of debt	(79)	—
Merger-related expenses	646	—

Total expenses	210,226	73,824

Income before income taxes, minority interest and discontinued operations	21,538	43,593
Income tax benefit	10,038	—

Income before minority interest and discontinued operations	31,576	43,593
Minority interest, net of tax	478	5

Income from continuing operations	31,098	43,588
Discontinued operations	954	1,518

Net income applicable to common shares	$32,052	$45,106

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$0.23	$0.41
Discontinued operations	0.01	0.02

Net income applicable to common shares	$0.24	$0.43

Diluted:
Income from continuing operations applicable to common shares	$0.22	$0.41
Discontinued operations	0.01	0.01

Net income applicable to common shares	$0.23	$0.42

Weighted average shares used in computing earnings per common share:
Basic	136,381	106,044
Diluted	136,673	106,775
Dividends declared per common share	$0.5125	$0.475

See notes to condensed consolidated financial statements.

VENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income applicable to common shares	$32,052	$45,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	71,836	33,433
Amortization of deferred revenue and lease intangibles, net	(3,111)	(604)
Other amortization expenses	638	1,110
Stock-based compensation	1,949	2,014
Straight-lining of rental income	(3,759)	(4,269)
Gain on extinguishment of debt	(108)	—
Income tax benefit	(10,038)	—
Unrealized gain on foreign currency hedge	—	(5,786)
Other	801	34
Changes in operating assets and liabilities:
Decrease (increase) in other assets	15,728	(16,577)
Increase in accrued interest	25,958	25,748
(Decrease) increase in accounts payable and other liabilities	(27,320)	7,931

Net cash provided by operating activities	104,626	88,140
Cash flows from investing activities:
Net investment in real estate property	(5,971)	(30,351)
Proceeds from sale of securities	—	5,072
Proceeds from loans receivable	62	110
Capital expenditures	(932)	(36)
Other	(17)	(18)

Net cash used in investing activities	(6,858)	(25,223)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(172,216)	151,500
Repayment of debt	(29,204)	(117,270)
Proceeds from debt	5,001	—
Payment of deferred financing costs	(675)	(412)
Issuance of common stock	191,668	—
Cash distribution to common stockholders	(70,906)	(92,471)
Other	1,866	(5,510)

Net cash used in financing activities	(74,466)	(64,163)

Net increase (decrease) in cash and cash equivalents	23,302	(1,246)
Effect of foreign currency translation on cash and cash equivalents	(289)	—
Cash and cash equivalents at beginning of period	28,334	1,246

Cash and cash equivalents at end of period	$51,347	$—

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$46	$7,577
Debt assumed	—	6,868
Minority interest	46	—
Other liabilities	—	709

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of March 31, 2008, this portfolio consisted of 520 assets: 254 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 27 medical office and other properties in 43 states and two Canadian provinces. With the exception of 79 of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and our medical office buildings (“MOBs”), we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of March 31, 2008.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Standards

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are observable for the asset or liability, either directly or indirectly. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than quoted prices, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, we use an interest rate swap to manage some of our interest rate risk. The valuation of this instrument is determined using level two inputs, including netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates or forward curves derived from observable market interest rate curves.

As of March 31, 2008, we had no other financial instruments requiring fair value measurement.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of March 31, 2008, approximately 39.9%, 22.2% and 15.0% of our properties, based on gross book value, were managed or operated by Sunrise, Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 77.6% and 13.3% of our properties, based on their original cost, were seniors housing communities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, MOBs and other healthcare-related assets. These properties were located in 43 states, with properties in only two states accounting for more than 10% of total revenues during the three months ended March 31, 2008, and two Canadian provinces.

Triple-Net Leased Properties

Approximately 25.3% and 49.5% of our total revenues (including amounts in discontinued operations) for the three months ended March 31, 2008 and 2007, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2013, its leases covering all 57 assets owned by us whose initial base term expired on April 30, 2008.

Approximately 13.0% and 25.2% of our total revenues (including amounts in discontinued operations) for the three months ended March 31, 2008 and 2007, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

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

Senior Living Operations

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 46.2% of our total revenues (including amounts in discontinued operations) for the three months ended March 31, 2008 were attributable to senior living operations managed by Sunrise. Because a significant portion of our properties are managed by Sunrise, its inability to efficiently and effectively manage those properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us.

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

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. According to public disclosures, Sunrise has not been timely filing such required reports and is currently experiencing certain legal, accounting and regulatory difficulties. On July 25, 2007, Sunrise announced that its board of directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of Sunrise. On March 24, 2008, Sunrise announced that it filed its Annual Report on Form 10-K for the year ended December 31, 2006 and had completed its financial statement and accounting review within the extended timeline granted by the New York Stock Exchange (“NYSE”). Sunrise also stated that, under the NYSE rules, it has until September 17, 2008 to file its Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurances that Sunrise will meet the filing deadline imposed by the NYSE or become current in its financial reporting. We cannot predict what impact, if any, the outcomes of these uncertainties will have on Sunrise’s financial condition or ability to manage our senior living operations. You are encouraged to obtain additional information related to Sunrise at the Commission’s website at www.sec.gov.

NOTE 4 – DISPOSITIONS

In February 2008, we entered into a purchase and sale agreement with a third party to sell seven properties. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified these assets as held for sale and ceased recording depreciation. The operations for these assets have been reported as discontinued operations for the three-month periods ended March 31, 2008 and 2007. We sold these assets in April 2008 for approximately $68 million. The net book value of these real estate assets as of March 31, 2008 was $41.9 million and is included in other assets on our Condensed Consolidated Balance Sheet. We expect to recognize a gain from the sale of these assets of approximately $24 million in the second quarter of 2008.

On June 30, 2007, we completed the sale of 22 properties to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was held in escrow for use in an Internal Revenue Code Section 1031 exchange, all of which was utilized during the year ended December 31, 2007 for other acquisitions. In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of assets of $129.5 million during the quarter ended June 30, 2007.

Set forth below is a summary of the results of operations for the seven properties sold in April 2008 and the 22 properties sold in June 2007 for the three-month periods ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues:
Rental income	$1,805	$4,430
Expenses:
Interest	675	1,759
Depreciation and amortization	176	1,153

	851	2,912

Discontinued operations	$954	$1,518

NOTE 5 – INTANGIBLES

At March 31, 2008, intangible lease assets, comprised of above market resident leases, in place resident leases and other intangibles, were $7.3 million, $80.7 million and $2.6 million, respectively. At March 31, 2008, the accumulated amortization of the intangible assets was $80.6 million. The weighted average remaining amortization period at March 31, 2008 of intangible assets is approximately four months.

At March 31, 2008, intangible lease liabilities, comprised of below market resident leases, were $9.8 million. At March 31, 2008 the accumulated amortization of the intangible liabilities was $9.0 million. The weighted average remaining amortization period at March 31, 2008 of intangible liabilities is approximately four months.

NOTE 6 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Unsecured revolving credit facilities due 2009, subject to an extension option to 2010	$64,576	$238,970
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
6 3/4% Senior Notes due 2017	225,000	225,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	170,000	170,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	174,217	174,217
9% Senior Notes due 2012	191,821	191,821
Mortgage loans and other	1,539,747	1,567,668

Total	3,145,361	3,347,676
Unamortized fair value adjustment	18,315	19,669
Unamortized commission fees and discounts	(6,565)	(6,846)

Senior notes payable and other debt	$3,157,111	$3,360,499

As of March 31, 2008, our indebtedness had the following maturities (in thousands):

2008	$83,094
2009	524,600
2010	281,863
2011	302,826
2012	518,721
Thereafter	1,434,257

Total maturities	3,145,361
Unamortized fair value adjustment	18,315
Unamortized commission fees and discounts	(6,565)

Senior notes payable and other debt	$3,157,111

Unsecured Revolving Credit Facilities

On March 13, 2008, we amended our existing unsecured revolving credit facility (the “U.S. credit facility”) and entered into a new unsecured revolving credit facility (the “Canadian credit facility”) to expand our aggregate borrowing capacity to $850.0 million. Of this amount, up to $150.0 million is available to us under the Canadian credit facility in either U.S. or Canadian dollars. The U.S. credit facility also includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at March 31, 2008. Both revolving credit facilities mature in April 2009, subject to a one-year extension at our option, upon satisfaction of customary conditions.

Simultaneously with entering into the Canadian credit facility, we repaid in full all borrowings outstanding under our previous Cdn $105.0 million unsecured revolving credit facility and terminated that facility.

NOTE 7 – LITIGATION

Legal Proceedings Defended and Indemnified by Third Parties

Kindred, Brookdale, Alterra, Sunrise and our other tenants, operators and managers are parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant, operator or manager, as applicable, has agreed to indemnify, defend and hold us harmless against these actions and investigations. We cannot give any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s, Alterra’s, Sunrise’s or such other tenants’, operators’ and managers’ liquidity, financial condition or results of operations, which, in turn, could have a Material Adverse Effect on us.

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) and with the process for unitholder consideration of the purchase agreement. The complaint alleges, among other things, that HCP made certain improper and misleading offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original purchase agreement and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On December 19, 2007, the District Court denied HCP’s motion to dismiss. By order dated February 28, 2008, the District Court set December 31, 2008 as the deadline for discovery and ordered trial by jury to commence August 18, 2009. On April 8, 2008, HCP filed a motion requesting permission from the District Court to add a counterclaim against us. The motion alleges that we are the successor to Sunrise REIT and that Sunrise REIT failed to conduct a fair auction when it put itself up for sale in 2006. We intend to pursue our claims in the action and contest HCP’s motion vigorously, although we cannot assure you that we will prevail in the action, or, if we do prevail, of the amount of recovery that may be awarded to us. We are unable at this time to estimate the possible loss or range of loss for the potential counterclaim in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of March 31, 2008.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Condensed Consolidated Financial Statements as of March 31, 2008.

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including without limitation, in connection with the operations of our seniors housing communities managed by Sunrise. It is the opinion of management that, except as set forth in this Note 7, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

NOTE 8 – INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three-month period ended March 31, 2008, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as communities are developed and occupied. Such increases could be significant.

The provision for income taxes for the three-month period ended March 31, 2008 was a deferred benefit of $10.4 million, which was solely due to the TRS entities. The deferred benefit for the three-month period ended March 31, 2008 was reduced by income tax expense of $0.4 million related to the minority interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2027.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $262.9 million at March 31, 2008 and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses. Additionally, we had a $23.3 million deferred tax liability as of March 31, 2008 to be utilized for any built-in gain tax related to the disposition of certain assets owned prior to our REIT election in 1999. The ten-year period in which these assets are subject to built-in gains tax will end on December 31, 2008. Accordingly, any remaining deferred tax liability related to the built-in gains tax will be reversed at December 31, 2008. The consolidated net deferred tax liability totaled $286.2 million at March 31, 2008.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2004 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2003 and subsequent years. The potential impact on income tax expense of years open under the statute of limitations for Canadian entities acquired as part of the Sunrise REIT acquisition is not expected to be material.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – CAPITAL STOCK

Our authorized capital stock at March 31, 2008 and December 31, 2007 consisted of 300,000,000 shares of common stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $191.9 million in net proceeds from the sale, which we used to repay indebtedness outstanding under our revolving credit facility and for working capital and other general corporate purposes.

NOTE 11 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations applicable to common shares	$31,098	$43,588
Discontinued operations	954	1,518

Net income applicable to common shares	$32,052	$45,106

Denominator:
Denominator for basic earnings per share - weighted average shares	136,381	106,044
Effect of dilutive securities:
Stock options	264	508
Restricted stock awards	10	27
Convertible notes	18	196

Denominator for diluted earnings per share - adjusted weighted average shares	136,673	106,775

Basic earnings per share:
Income from continuing operations applicable to common shares	$0.23	$0.41
Discontinued operations	0.01	0.02

Net income applicable to common shares	$0.24	$0.43

Diluted earnings per share:
Income from continuing operations applicable to common shares	$0.22	$0.41
Discontinued operations	0.01	0.01

Net income applicable to common shares	$0.23	$0.42

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income applicable to common shares	$32,052	$45,106
Other comprehensive income:
Unrealized loss on interest rate swap	(627)	(56)
Foreign currency translation	(2,395)	—
Reclassification adjustment for realized loss (gain) on interest rate swap included in net income during the period	425	(161)
Other	—	94

	(2,597)	(123)

Net comprehensive income	$29,455	$44,983

NOTE 13 – SEGMENT INFORMATION

As of March 31, 2008, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

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

All other revenues consist primarily of rental income related to the MOBs, interest income from loans receivable and other miscellaneous income.

Summary information by business segment is as follows:

For the three months ended March 31, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$116,597	$—	$6,110	$122,707
Resident fees and services	—	107,726	—	107,726
Interest income from loans receivable	—	—	467	467
Interest and other income	274	209	381	864

Total revenues	$116,871	$107,935	$6,958	$231,764

Segment net operating income	$116,597	$33,435	$3,911	$153,943
Interest and other income	274	209	381	864
Merger-related expenses	—	(646)	—	(646)
Interest expense	(27,931)	(24,260)	(673)	(52,864)
Depreciation and amortization	(31,539)	(38,351)	(1,770)	(71,660)
General, administrative and professional fees	—	—	(8,257)	(8,257)
Foreign currency gain	—	35	44	79
Gain on extinguishment of debt	—	79	—	79
Minority interest	—	(519)	41	(478)

Net income before taxes and discontinued operations	$57,401	$(30,018)	$(6,323)	$21,060

For the three months ended March 31, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$114,188	$—	$2,157	$116,345
Interest income from loans receivable	—	—	823	823
Interest and other income	244	—	5	249

Total revenues	$114,432	$—	$2,985	$117,417

Segment net operating income	$114,188	$—	$2,039	$116,227
Interest and other income	244	—	5	249
Merger-related expenses	—	—	—	—
Interest expense	(38,459)	—	(350)	(38,809)
Depreciation and amortization	(31,705)	—	(574)	(32,279)
General, administrative and professional fees	—	—	(7,581)	(7,581)
Foreign currency gain	—	—	5,786	5,786
Minority interest	—	—	(5)	(5)

Net income before taxes and discontinued operations	$44,268	$—	$(680)	$43,588

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Capital expenditures:
Triple-net leased properties	$5,100	$—
Senior living operations	1,509	—
All other expenditures	294	30,387

Total capital expenditures	$6,903	$30,387

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenue:
United States	$212,780	$117,417
Canada	18,984	—

Total revenues	$231,764	$117,417

	March 31, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$4,943,367	$5,023,560
Canada	437,247	450,453

Total long-lived assets	$5,380,614	$5,474,013

NOTE 14 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”). Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the outstanding senior notes and senior convertible notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,631	$51,389	$2,061,957	$825,975	$2,450,607	$—	$5,400,559
Cash and cash equivalents	—	—	7,635	15,177	28,535	—	51,347
Escrow deposits and restricted cash	216	—	22,029	5,930	24,446	—	52,621
Deferred financing costs, net	394	—	997	13,605	6,982	—	21,978
Notes receivable-related parties	1,734	—	—	375	—	—	2,109
Investment in and advances to affiliates	1,187,001	9,039	—	1,339,597	—	(2,535,637)	—
Other	—	812	43,889	47,213	31,260	—	123,174

Total assets	$1,199,976	$61,240	$2,136,507	$2,247,872	$2,541,830	$(2,535,637)	$5,651,788

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$226,542	$396	$497,310	$1,307,931	$1,124,932	$—	$3,157,111
Intercompany loans	(2,224)	7,500	535,379	(540,655)	—	—	—
Deferred revenue	(15)	—	577	4,925	3,213	—	8,700
Accrued interest	—	3	13,950	30,449	2,346	—	46,748
Accounts payable and other accrued liabilities	13,108	198	54,682	24,804	49,594	—	142,386
Deferred income taxes	286,153	—	—	—	—	—	286,153

Total liabilities	523,564	8,097	1,101,898	827,454	1,180,085	—	3,641,098
Minority interest	393	—	—	—	31,923	—	32,316
Total stockholders’ equity	676,019	53,143	1,034,609	1,420,418	1,329,822	(2,535,637)	1,978,374

Total liabilities and stockholders’ equity	$1,199,976	$61,240	$2,136,507	$2,247,872	$2,541,830	$(2,535,637)	$5,651,788

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,793	$51,923	$2,086,143	$874,031	$2,471,121	$—	$5,494,011
Cash and cash equivalents	—	—	5,388	494	22,452	—	28,334
Escrow deposits and restricted cash	214	—	23,703	6,341	23,819	—	54,077
Deferred financing costs, net	419	—	401	14,101	7,915	—	22,836
Notes receivable-related parties	1,717	—	—	375	—	—	2,092
Investment in and advances to affiliates	1,114,775	9,039	—	956,394	—	(2,080,208)	—
Other	—	714	49,510	15,433	49,621	—	115,278

Total assets	$1,127,918	$61,676	$2,165,145	$1,867,169	$2,574,928	$(2,080,208)	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$226,323	$400	$539,812	$1,457,168	$1,136,796	$—	$3,360,499
Intercompany loans	(44,347)	7,500	578,502	(541,655)	—	—	—
Deferred revenue	(8)	—	568	5,463	3,042	—	9,065
Accrued interest	(796)	3	2,886	16,621	2,076	—	20,790
Accounts payable and other accrued liabilities	12,264	112	61,891	45,567	53,742	—	173,576
Deferred income taxes	297,590	—	—	—	—	—	297,590

Total liabilities	491,026	8,015	1,183,659	983,164	1,195,656	—	3,861,520
Minority interest	393	—	—	2,115	28,946	—	31,454
Total stockholders’ equity	636,499	53,661	981,486	881,890	1,350,326	(2,080,208)	1,823,654

Total liabilities and stockholders’ equity	$1,127,918	$61,676	$2,165,145	$1,867,169	$2,574,928	$(2,080,208)	$5,716,628

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$567	$1,444	$32,066	$69,836	$18,794	$—	$122,707
Resident fees and services	—	—	27,696	—	80,030	—	107,726
Interest income from loans receivable	—	—	—	467	—	—	467
Equity earnings (loss) in affiliates	23,011	(94)	1,202	—	—	(24,119)	—
Interest and other income	19	—	79	544	222	—	864

Total revenues	23,597	1,350	61,043	70,847	99,046	(24,119)	231,764
Expenses:
Interest	119	9	7,653	28,074	17,009	—	52,864
Depreciation and amortization	162	534	24,613	11,593	34,758	—	71,660
Property-level operating expenses	—	—	18,716	122	58,119	—	76,957
General, administrative and professional fees	1,473	89	2,974	2,613	1,108	—	8,257
Foreign currency (gain) loss	(45)	—	36	—	(70)	—	(79)
Loss (gain) on extinguishment of debt	—	—	29	—	(108)	—	(79)
Merger-related expenses	—	—	(13)	659	—	—	646
Intercompany interest	(126)	(75)	12,161	(12,185)	225	—	—

Total expenses	1,583	557	66,169	30,876	111,041	—	210,226

Income (loss) before income taxes, minority interest and discontinued operations	22,014	793	(5,126)	39,971	(11,995)	(24,119)	21,538
Income tax benefit	10,038	—	—	—	—	—	10,038

Income (loss) before minority interest and discontinued operations	32,052	793	(5,126)	39,971	(11,995)	(24,119)	31,576
Minority interest, net of tax	—	—	(367)	—	845	—	478

Income (loss) from continuing operations	32,052	793	(4,759)	39,971	(12,840)	(24,119)	31,098
Discontinued operations	—	—	—	954	—	—	954

Net income (loss) applicable to common shares	$32,052	$793	$(4,759)	$40,925	$(12,840)	$(24,119)	$32,052

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$552	$1,436	$31,638	$67,926	$14,793	$—	$116,345
Interest income from loans receivable	—	—	—	823	—	—	823
Equity earnings (loss) in affiliates	45,242	(17)	1,146	—	—	(46,371)	—
Interest and other income	20	3	1	128	97	—	249

Total revenues	45,814	1,422	32,785	68,877	14,890	(46,371)	117,417

Expenses:
Interest	260	9	4,768	28,071	5,701	—	38,809
Depreciation and amortization	163	537	13,763	11,866	5,950	—	32,279
Property-level operating expenses	—	—	(2)	241	702	—	941
General, administrative and professional fees	285	95	1,978	4,357	866	—	7,581
Foreign currency gain	—	—	—	(5,786)	—	—	(5,786)
Intercompany interest	—	(47)	—	(148)	195	—	—

Total expenses	708	594	20,507	38,601	13,414	—	73,824

Income before minority interest and discontinued operations	45,106	828	12,278	30,276	1,476	(46,371)	43,593
Minority interest	—	—	—	—	5	—	5

Income before discontinued operations	45,106	828	12,278	30,276	1,471	(46,371)	43,588
Discontinued operations	—	—	—	1,518	—	—	1,518

Net income applicable to common shares	$45,106	$828	$12,278	$31,794	$1,471	$(46,371)	$45,106

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$22,652	$1,315	$17,046	$56,712	$6,901	$—	$104,626

Net cash used in investing activities	(17)	—	(867)	(5,038)	(936)	—	(6,858)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	(22,916)	(149,300)	—	—	(172,216)
Repayment of debt	—	(4)	(13,355)	—	(15,845)	—	(29,204)
Proceeds from debt	—	—	—	—	5,001	—	5,001
Payment of deferred financing costs	—	—	755	(367)	(1,063)	—	(675)
Net change in intercompany debt	42,123	—	(43,123)	1,000	—	—	—
Issuance of common stock	191,668	—	—	—	—	—	191,668
Cash distribution (to) from affiliates	(187,394)	(1,303)	64,707	111,965	12,025	—	—
Cash distribution to common stockholders	(70,898)	(8)	—	—	—	—	(70,906)
Other	1,866	—	—	—	—	—	1,866

Net cash (used in) provided by financing activities	(22,635)	(1,315)	(13,932)	(36,702)	118	—	(74,466)

Net (decrease) increase in cash and cash equivalents	—	—	2,247	14,972	6,083	—	23,302
Effect of foreign currency translation on cash and cash equivalents	—	—	—	(289)	—	—	(289)
Cash and cash equivalents at beginning of period	—	—	5,388	494	22,452	—	28,334

Cash and cash equivalents at end of period	$—	$—	$7,635	$15,177	$28,535	$—	$51,347

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$739	$962	$22,546	$57,693	$6,200	$—	$88,140
Net cash (used in) provided by investing activities	(18)	—	—	(25,210)	5	—	(25,223)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	—	151,500	—	—	151,500
Repayment of debt	—	(4)	(115,563)	—	(1,703)	—	(117,270)
Payment of deferred financing costs	—	—	—	(412)	—	—	(412)
Cash distribution from (to) affiliates	88,659	(911)	93,017	(175,796)	(4,969)	—	—
Cash distribution to common stockholders	(92,424)	(47)	—	—	—	—	(92,471)
Other	3,044	—	—	(8,554)	—	—	(5,510)

Net cash used in financing activities	(721)	(962)	(22,546)	(33,262)	(6,672)	—	(64,163)

Net decrease in cash and cash equivalents	—	—	—	(779)	(467)	—	(1,246)
Cash and cash equivalents at beginning of period	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—	$—	$—

NOTE 15 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the senior notes and the senior convertible notes. See “Note – 14 Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and the senior convertible notes and, therefore, are not directly obligated with respect to the senior notes or the senior convertible notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,389	$82,224	$—	$133,613
Escrow deposits and restricted cash	—	7,697	—	7,697
Investment in and advances to affiliates	9,039	—	—	9,039
Other	812	1,363	—	2,175

Total assets	$61,240	$91,284	$—	$152,524

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$396	$63,498	$—	$63,894
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	410	—	413
Accounts payable and other accrued liabilities	198	2,702	—	2,900

Total liabilities	8,097	66,610	—	74,707
Total partners’ capital	53,143	24,674	—	77,817

Total liabilities and stockholders’ capital	$61,240	$91,284	$—	$152,524

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Escrow deposits and restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Total partners’ capital	53,661	24,669	—	78,330

Total liabilities and stockholders’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,444	$2,729	$—	$4,173
Interest and other income	—	46	—	46
Equity loss in affiliates	(94)	—	94	—

Total revenues	1,350	2,775	94	4,219
Expenses:
Interest	9	1,219	—	1,228
Depreciation and amortization	534	808	—	1,342
Property-level operating expenses	—	456	—	456
General, administrative and professional fees	89	162	—	251
Intercompany interest	(75)	224	—	149

Total expenses	557	2,869	—	3,426

Net income (loss)	$793	$(94)	$94	$793

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,436	$2,707	$—	$4,143
Interest and other income	3	39	—	42
Equity loss in affiliates	(17)	—	17	—

Total revenues	1,422	2,746	17	4,185
Expenses:
Interest	9	1,239	—	1,248
Depreciation and amortization	537	803	—	1,340
Property-level operating expenses	—	378	—	378
General, administrative and professional fees	95	148	—	243
Intercompany interest	(47)	195	—	148

Total expenses	594	2,763	—	3,357

Net income (loss)	$828	$(17)	$17	$828

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,315	$446	$—	$1,761
Net cash used in investing activities	—	(58)	—	(58)
Net cash used in financing activities	(1,315)	(388)	—	(1,703)

Net decrease in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$962	$916	$—	$1,878
Net cash used in investing activities	—	(37)	—	(37)
Net cash used in financing activities	(962)	(1,215)	—	(2,177)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Risks associated with our seniors housing communities managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”), including the timely delivery of accurate property-level financial results for our properties;

•

Factors causing volatility in our revenues generated by our seniors housing communities managed by Sunrise, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs and professional and general liability claims;

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

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

•	The impact of the Sunrise strategic review process and accounting, legal and regulatory issues.

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

Sunrise Information

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. According to public disclosures, Sunrise has not been timely filing such required reports and is currently experiencing certain legal, accounting and regulatory difficulties. On July 25, 2007, Sunrise announced that its board of directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of Sunrise. On March 24, 2008, Sunrise announced that it filed its Annual Report on Form 10-K for the year ended December 31, 2006 and had completed its financial statement and accounting review within the extended timeline granted by the New York Stock Exchange (“NYSE”). Sunrise also stated that, under the NYSE rules, it has until September 17, 2008 to file its Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurances that Sunrise will meet the filing deadline imposed by the NYSE or become current in its financial reporting. We cannot predict what impact, if any, the outcomes of these uncertainties will have on Sunrise’s financial condition or ability to manage our senior living operations. You are encouraged to obtain additional information related to Sunrise at the Commission’s website at www.sec.gov.

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of March 31, 2008, this portfolio consisted of 520 assets: 254 seniors housing communities, 197 skilled nursing facilities, 42 hospitals and 27 medical office and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and our medical office buildings (“MOBs”), we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of March 31, 2008.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties or operating those properties through independent third-party managers.

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

As of March 31, 2008, approximately 39.9%, 22.2% and 15.0% of our properties, based on gross book value, were operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 13.0% and 25.3% of our total revenues (including amounts in discontinued operations) for the three months ended March 31, 2008 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Approximately 46.2% of our total revenues (including amounts in discontinued operations) for the three months ended March 31, 2008 were attributable to senior living operations managed by Sunrise.

Recent Developments Regarding Dispositions

In February 2008, we entered into a purchase and sale agreement with a third party to sell seven properties. The operations for these assets have been reported as discontinued operations for the three-month periods ended March 31, 2008 and 2007. We sold these assets in April 2008 for approximately $68 million. We expect to recognize a gain from the sale of these assets of approximately $24 million in the second quarter of 2008.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 2, 2008, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2009 rate year (July 1, 2008 through September 30, 2009). The final rule increases the standard federal payment rate for long-term acute care hospitals by 2.7% from the 2008 rate established by Congress in the “Medicare, Medicaid, and SCHIP Extension Act of 2007.” The final rule includes a 3.6% increase in the hospital market basket index, less a 0.9% adjustment to offset recent coding behavioral changes. The final rule also changes the annual rate update to October 1 (effective for the 2010 rate year) to coincide with the annual update to the severity-adjusted diagnosis-related group (MS-DRG) classifications and weights. CMS estimates that payments to long-term acute care hospitals under the final rule will increase by approximately $110 million in the first twelve months of the 2009 extended fifteen-month rate year.

We are currently analyzing this rule to ascertain its financial implications for the long-term acute care hospitals operated by our tenants.

We cannot assure you that future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).

Medicare Reimbursement; Skilled Nursing Facilities

On May 1, 2008, CMS issued its proposed rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The proposed rule would recalibrate the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities. CMS estimates that these adjustments would result in a reduction in payments to skilled nursing facilities of $770 million, or 3.3%, in fiscal year 2009. However, this decrease would be offset by the proposed 3.1% market basket increase in Medicare payments to skilled nursing facilities for the 2009 federal fiscal year. CMS further estimates that, as a result of the proposed recalibration of the case-mix indices and proposed market basket increase, skilled nursing facility operators could expect a slight decrease in payments of $60 million, or 0.3%, in fiscal year 2009.

We cannot assure you that future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Certain Information Regarding ElderTrust Operating Limited Partnership

Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2008 and 2007

The table below shows our results of operations for the three months ended March 31, 2008 and 2007 and the absolute dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended March 31,		Change
	2008	2007	$	%
Revenues:
Rental income	$122,707	$116,345	$6,362	5.5%
Resident fees and services	107,726	—	107,726	nm
Interest income from loans receivable	467	823	(356)	(43.3)
Interest and other income	864	249	615	> 100

Total revenues	231,764	117,417	114,347	97.4
Expenses:
Interest	52,864	38,809	14,055	36.2
Depreciation and amortization	71,660	32,279	39,381	> 100
Property-level operating expenses	76,957	941	76,016	nm
General, administrative and professional fees (including non-cash stock-based compensation expense of $1,949 and $2,014 for the three months ended 2008 and 2007, respectively)	8,257	7,581	676	8.9
Foreign currency gain	(79)	(5,786)	5,707	(98.6)
Gain on extinguishment of debt	(79)	—	(79)	nm
Merger-related expenses	646	—	646	nm

Total expenses	210,226	73,824	136,402	> 100

Income before income taxes, minority interest and discontinued operations	21,538	43,593	(22,055)	(50.6)
Income tax benefit	10,038	—	10,038	nm

Income before minority interest and discontinued operations	31,576	43,593	(12,017)	(27.6)
Minority interest, net of tax	478	5	473	nm

Income from continuing operations	31,098	43,588	(12,490)	(28.7)
Discontinued operations	954	1,518	(564)	(37.2)

Net income applicable to common shares	$32,052	$45,106	$(13,054)	(28.9)%

nm–Not meaningful

Revenues

The increase in our first quarter 2008 rental income over the same period in 2007 primarily reflects (i) $1.5 million of additional rent resulting from the annual escalator in the rent paid under Kindred Master Leases effective May 1, 2007, and (ii) $4.0 million in additional rent relating to properties acquired during 2007 and the first quarter of 2008, and various other escalations in the rent paid on our existing properties.

Resident fees and services are a direct result of our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in April 2007. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident agreements, extended health care fees and other ancillary service income.

Interest income from loans receivable decreased from last year due to the repayment in May 2007 of three first mortgage loans we made during 2005.

The increase in our first quarter 2008 interest and other income over the same period in 2007 is attributed to higher cash balances in 2008 relating to the properties managed by Sunrise and our common stock offering in February 2008. See “–Liquidity and Capital Resources.”

Expenses

Total interest expense increased $13.0 million, including interest allocated to discontinued operations, in the first quarter of 2008 over 2007 primarily due to $15.8 million of additional interest from higher loan balances as a result of our 2008 and 2007 acquisition and loan activity, partially offset by a $2.8 million reduction in interest from lower effective interest rates. Interest expense includes $1.7 million and $1.1 million of amortized deferred financing costs for the three months ended March 31, 2008 and 2007, respectively. Our effective interest rate decreased to 6.6% for the three months ended March 31, 2008 from 7.0% for the same period in 2007.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from April 1, 2007 through March 31, 2008. Additionally, we incurred amortization expense of approximately $21.5 million related to in-place lease intangibles from our Sunrise REIT acquisition.

Property-level operating expenses increased in the first quarter of 2008 primarily due to the Sunrise REIT acquisition. Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees is due primarily to increases in other general and administrative items resulting from our enterprise growth.

Foreign currency gain for the three months ended March 31, 2007 related to Canadian call option contracts that we entered into in conjunction with the Sunrise REIT acquisition. No similar contracts were in place during 2008.

Merger-related expenses for the three months ended March 31, 2008 consisted of expenses relating to our lawsuit against HCP, Inc.

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 8 – Income Taxes” of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Minority interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 61 of our seniors housing communities.

Discontinued Operations

Discontinued operations for the first quarter of 2008 includes the net income of seven properties held for sale, whereas discontinued operations for the same period in 2007 also includes the net income from 22 properties sold in June 2007. See “Note 4 – Dispositions” of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Funds from Operations

Our funds from operations (“FFO”) for the three-month periods ended March 31, 2008 and 2007 are summarized in the following table:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income applicable to common shares	$32,052	$45,106
Adjustments:
Real estate depreciation and amortization	71,480	31,682
Real estate depreciation related to minority interest	(1,501)	—
Discontinued operations:
Depreciation on real estate assets	176	1,136

FFO	$102,207	$77,924

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

Liquidity and Capital Resources

During the three months ended March 31, 2008, our principal sources of liquidity were proceeds from our common stock offering and cash flows from operations. We anticipate that cash flows from operations, debt refinancings, proceeds from sales of assets and borrowings under our unsecured credit facilities over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions, however, may require funding from additional borrowings, assumption of debt from the seller, and issuance of secured or unsecured long-term debt or other securities.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $191.9 million in net proceeds from the sale, which we used to repay indebtedness outstanding under our revolving credit facility and for working capital and other general corporate purposes.

The $51.3 million of cash and cash equivalents held at March 31, 2008 consists primarily of cash related to our seniors housing communities that is deposited and held in property-level accounts and a portion of the proceeds received from our recent common stock offering. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. Our ownership share of property-level cash in excess of stipulated amounts set forth in the Sunrise management agreements is currently being distributed to us monthly.

On March 13, 2008, we amended our existing unsecured revolving credit facility (the “U.S. credit facility”) and entered into a new unsecured revolving credit facility (the “Canadian credit facility”) to expand our aggregate borrowing capacity to $850.0 million. Of this amount, up to $150.0 million is available to us under the Canadian credit facility in either U.S. or

Canadian dollars. The U.S. credit facility also includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at March 31, 2008. Both revolving credit facilities mature in April 2009, subject to a one-year extension at our option, upon satisfaction of customary conditions.

We intend to continue to fund future investments through cash flows from operations, borrowings under our unsecured revolving credit facilities, assumption of indebtedness, disposition of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of March 31, 2008, we had escrow deposits and restricted cash of $52.6 million and unused credit availability of $780.7 million under our unsecured revolving credit facilities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $104.6 million and $88.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase primarily resulted from FFO that was higher for the three months ended March 31, 2008 as a result of our real estate acquisitions, rent escalations in our triple-net leases with tenants and changes in operating assets and liabilities at March 31, 2008.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.9 million and $25.2 million for the three months ended March 31, 2008 and 2007, respectively. These activities consisted primarily of our investments in real estate ($6.0 million and $30.4 million in 2008 and 2007, respectively), offset by proceeds from our mortgage loans ($0.1 million in 2008 and 2007) and the sale of securities ($5.1 million in 2007).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $74.5 million for the three months ended March 31, 2008. Proceeds primarily consisted of $191.7 million from the issuance of common stock and $5.0 million related to the issuance of debt. The uses primarily included $172.2 million of payments made on our unsecured revolving credit facilities, $70.9 million of cash dividend payments to common stockholders and $29.2 million of aggregate principal payments on mortgage obligations.

Net cash used in financing activities totaled $64.2 million for the three months ended March 31, 2007. Proceeds consisted primarily of $151.5 million from the net borrowings on our unsecured revolving credit facility. The primary uses were $92.5 million of cash dividend payments to common stockholders and $117.3 million of aggregate principal payments on mortgage obligations.

Capital expenditures to maintain and improve our triple-net leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these triple-net leased properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the triple-net leases, we anticipate that any expenditures relating to the maintenance of these triple-net leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. With respect to our senior living communities managed by Sunrise and our MOBs, we believe that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes.

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

We receive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our senior living operations and our real estate loan investments. Our obligations under our unsecured revolving credit facilities are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the Canadian Prime rate.

The general fixed nature of our assets subject to long-term triple-net leases and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, we entered into an interest rate swap agreement in 2001 to hedge floating rate debt (the “Swap”). The Swap, which currently has a notional amount of $100.0 million, is treated as a cash flow hedge for accounting purposes and is with a highly rated counterparty. Under the Swap, we pay a fixed rate of 5.385% to the counterparty and receive LIBOR from the counterparty. There are no collateral requirements under the Swap, which is scheduled to expire on June 30, 2008.

To highlight the sensitivity of the Swap and our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Swap	Fixed Rate Debt	Swap	Fixed Rate Debt
	(In thousands)
Notional amount	$100,000	N/A	$100,000	N/A
Gross book value	N/A	$2,860,798	N/A	$2,879,907
Fair value (1)	721	2,895,860	503	3,002,090
Fair value reflecting change in interest rates: (1)
-100 BPS	891	3,015,372	910	3,134,816
+100 BPS	553	2,783,776	97	2,877,929

(1)	The change in fair value of fixed rate debt was due to overall changes in interest rates.

N/A—Not applicable

We paid $0.4 million under the Swap during the three months ended March 31, 2008. Assuming that interest rates do not change, we estimate that we will pay a total of $1.1 million on the Swap during the year ending December 31, 2008.

We had approximately $284.0 million of variable rate debt outstanding as of March 31, 2008 and approximately $467.8 million of variable rate debt outstanding as of December 31, 2007. The decrease in our outstanding variable rate debt from December 31, 2007 is primarily attributable to payments of $172.2 million on our unsecured revolving credit facilities. The Swap currently effectively hedges $100.0 million of our outstanding variable rate debt. Any amounts of variable rate debt in excess of $100.0 million are subject to interest rate changes. However, pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $98.0 million as of March 31, 2008, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2008, interest expense for 2008 would increase by approximately $1.1 million, or $0.01 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2008, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 7—Litigation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2008:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	25,123	$42.09
February 1 through February 29	26	44.96
March 1 through March 31	—	—

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
10.1	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Filed herewith.

10.2	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2008

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

By:	/S/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
10.1	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Filed herewith.

10.2	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.