Form 10-Q
period 2008-06-30
VENTAS INC
filed 2008-08-06
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 S. Wacker Drive, Suite 4800

Chicago, Illinois

(Address of Principal Executive Offices)

60606

(Zip Code)

(877) 483-6827

(Registrant’s Telephone Number, Including Area Code)

10350 Ormsby Park Place, Suite 300, Louisville, Kentucky 40223

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 1, 2008:
Common Stock, $0.25 par value	138,477,589

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$569,711	$572,092
Buildings and improvements	5,700,555	5,718,273

	6,270,266	6,290,365
Accumulated depreciation	(905,608)	(816,352)

Net real estate property	5,364,658	5,474,013
Loans receivable, net	118,565	19,998

Net real estate investments	5,483,223	5,494,011
Cash and cash equivalents	29,268	28,334
Escrow deposits and restricted cash	40,038	54,077
Deferred financing costs, net	20,742	22,836
Notes receivable-related parties	1,752	2,092
Other	142,038	115,278

Total assets	$5,717,061	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$3,251,418	$3,360,499
Deferred revenue	8,050	9,065
Accrued interest	20,261	20,790
Accounts payable and other accrued liabilities	142,399	173,576
Deferred income taxes	282,080	297,590

Total liabilities	3,704,208	3,861,520

Minority interest	30,957	31,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; authorized 300,000 shares; 138,477 and 133,665 shares issued at June 30, 2008 and December 31, 2007, respectively	34,619	33,416
Capital in excess of par value	2,021,074	1,821,294
Accumulated other comprehensive income	12,831	17,416
Retained earnings (deficit)	(86,610)	(47,846)
Treasury stock, 0 and 14 shares at June 30, 2008 and December 31, 2007, respectively	(18)	(626)

Total stockholders’ equity	1,981,896	1,823,654

Total liabilities and stockholders’ equity	$5,717,061	$5,716,628

See notes to consolidated financial statements.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$123,889	$118,252	$246,596	$234,597
Resident fees and services	107,312	71,400	215,038	71,400
Income from loans and investments	1,480	1,679	1,947	2,502
Interest and other income	832	586	1,696	835

Total revenues	233,513	191,917	465,277	309,334
Expenses:
Interest	52,444	54,414	105,308	93,223
Depreciation and amortization	57,975	57,467	129,635	89,746
Property-level operating expenses	71,842	50,407	148,799	51,348
General, administrative and professional fees (including non-cash stock-based compensation expense of $2,541 and $1,820 for the three months ended 2008 and 2007, respectively, and $4,490 and $ 3,834 for the six months ended 2008 and 2007, respectively)	9,610	8,023	17,867	15,604
Foreign currency gain	(27)	(18,575)	(106)	(24,361)
Loss on extinguishment of debt	195	—	116	—
Merger-related expenses	1,234	792	1,880	792

Total expenses	193,273	152,528	403,499	226,352

Income before income taxes, minority interest and discontinued operations	40,240	39,389	61,778	82,982
Income tax benefit	3,712	5,611	13,750	5,611

Income before minority interest and discontinued operations	43,952	45,000	75,528	88,593
Minority interest, net of tax	545	408	1,023	413

Income from continuing operations	43,407	44,592	74,505	88,180
Discontinued operations	27,659	135,205	28,613	136,723

Net income	71,066	179,797	103,118	224,903
Preferred stock dividends and issuance costs	—	5,199	—	5,199

Net income applicable to common shares	$71,066	$174,598	$103,118	$219,704

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$0.31	$0.34	$0.54	$0.75
Discontinued operations	0.20	1.15	0.21	1.22

Net income applicable to common shares	$0.51	$1.49	$0.75	$1.97

Diluted:
Income from continuing operations applicable to common shares	$0.31	$0.33	$0.54	$0.74
Discontinued operations	0.20	1.15	0.21	1.22

Net income applicable to common shares	$0.51	$1.48	$0.75	$1.96

Weighted average shares used in computing earnings per common share:
Basic	138,133	117,419	137,257	111,763
Diluted	138,737	117,825	137,705	112,264
Dividends declared per common share	$0.5125	$0.475	$1.0250	$0.950

See notes to consolidated financial statements.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$103,118	$224,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	129,811	91,785
Amortization of deferred revenue and lease intangibles, net	(5,383)	(3,602)
Other amortization expenses	1,129	1,659
Stock-based compensation	4,490	3,834
Straight-lining of rental income	(7,429)	(8,606)
Gain on extinguishment of debt	(91)	—
Gain on sale of real estate assets (including amounts in discontinued operations)	(25,869)	(129,478)
Loss on bridge financing	—	2,550
Income tax benefit	(13,750)	(5,611)
Net gain on sale of marketable equity securities	—	(864)
Other	1,737	23
Changes in operating assets and liabilities:
Decrease (increase) in other assets	5,450	(9,646)
Decrease in accrued interest	(570)	(2,497)
(Decrease) increase in accounts payable and other liabilities	(21,461)	1,389

Net cash provided by operating activities	171,182	165,839
Cash flows from investing activities:
Net investment in real estate property	(6,360)	(1,220,915)
Investment in loans receivable	(98,826)	—
Purchase of marketable debt securities	(44,780)	—
Proceeds from real estate disposals	58,379	157,400
Proceeds from sale of securities	—	7,773
Proceeds from loans receivable	288	15,685
Capital expenditures	(3,836)	(1,202)
Other	340	340

Net cash used in investing activities	(94,795)	(1,040,919)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(83,416)	156,200
Issuance of bridge financing	—	1,230,000
Repayment of bridge financing	—	(1,230,000)
Repayment of debt	(52,617)	(131,716)
Proceeds from debt	6,354	8,315
Debt and preferred stock issuance costs	—	(4,300)
Payment of deferred financing costs	(689)	(5,403)
Issuance of common stock	191,668	1,045,979
Cash distribution to preferred stockholders	—	(3,449)
Cash distribution to common stockholders	(141,882)	(155,842)
Other	5,257	(2,394)

Net cash (used in) provided by financing activities	(75,325)	907,390

Net increase in cash and cash equivalents	1,062	32,310
Effect of foreign currency translation on cash and cash equivalents	(128)	(3,418)
Cash and cash equivalents at beginning of period	28,334	1,246

Cash and cash equivalents at end of period	$29,268	$30,138

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$30,350	$1,159,049
Other assets	1,024	125,990
Debt assumed	27,204	918,378
Deferred taxes	650	286,944
Minority interest	549	25,815
Other liabilities	2,971	53,902

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of June 30, 2008, this portfolio consisted of 514 assets: 253 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 28 medical office and other properties in 43 states and two Canadian provinces. With the exception of 79 of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and our medical office buildings (“MOBs”), we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of June 30, 2008.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on May 23, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

Marketable Debt and Equity Securities

We record marketable debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. Interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, are reported in income from loans and investments on our Consolidated Statements of Income.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees or purchase discounts or premiums. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method. We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the borrower or tenant and any guarantor and (iv) the payment history of the borrower or tenant. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors. No reserves were recorded against our loans receivable balance at June 30, 2008 or December 31, 2007.

Recently Adopted Accounting Standards

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption did not have a material impact on our Consolidated Financial Statements.

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

We currently have an investment in a marketable debt security. The valuation of this investment is determined using level one inputs, which utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 will be effective for us beginning on January 1, 2009. We are currently evaluating the impact that the adoption of APB 14-1 is expected to have on our consolidated financial statements.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of June 30, 2008, approximately 39.8%, 22.1% and 14.9% of our properties, based on gross book value, were managed or operated by Sunrise, Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 77.3% and 13.2% of our properties, based on gross book value, were seniors housing communities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, MOBs and other healthcare-related assets. These properties were located in 43 states, with properties in only two states accounting for more than 10% of total revenues during the six months ended June 30, 2008, and two Canadian provinces.

Triple-Net Leased Properties

Approximately 25.5% and 37.2% of our total revenues (including amounts in discontinued operations) for the six months ended June 30, 2008 and 2007, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2013, its leases covering all 57 assets owned by us whose initial base term expired on April 30, 2008.

Approximately 12.9% and 19.6% of our total revenues (including amounts in discontinued operations) for the six months ended June 30, 2008 and 2007, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

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

Senior Living Operations

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 45.8% of our total revenues (including amounts in discontinued operations) for the six months ended June 30, 2008 were attributable to senior living operations managed by Sunrise. Approximately 22.9% of our total revenues (including amounts in discontinued operations) for the six months ended June 30, 2007 were attributable to senior living operations managed by Sunrise for the period from April 26, 2007 (the date of acquisition) through June 30, 2007. Because a significant portion of our properties are managed by Sunrise, its inability to efficiently and effectively manage those properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us.

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

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. According to public disclosures, Sunrise has not been timely filing such required reports and has been experiencing certain legal, accounting and regulatory difficulties. On July 25, 2007, Sunrise announced that its board of directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of Sunrise. On March 24, 2008, Sunrise announced that it filed its Annual Report on Form 10-K for the year ended December 31, 2006 and had completed its financial statement and accounting review within the extended timeline granted by the New York Stock Exchange. On July 31, 2008, Sunrise filed its Annual Report on Form 10-K for the year ended December 31, 2007. Sunrise has announced that it expects to file its Quarterly Reports on Form 10-Q for the first and second quarters of 2008 by August 20, 2008 and September 10, 2008, respectively, in accordance with the terms of its amended bank credit facility; however, there can be no assurances that Sunrise will meet the filing deadlines imposed by its lending group or become current in its financial reporting. We cannot predict what impact, if any, the outcomes of these uncertainties will have on Sunrise’s financial condition or ability to manage our senior living operations. You are encouraged to obtain additional information related to Sunrise at the Commission’s website at www.sec.gov.

NOTE 4 – DISPOSITIONS

In April 2008, we sold seven properties for $68.6 million. We recognized a net gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million. The operations for these assets have been reported as discontinued operations for the three- and six-month periods ended June 30, 2008 and 2007.

In July 2008, we entered into an agreement to sell five seniors housing assets to the current tenant for an aggregate sale price of $62.5 million. Although there can be no assurances, we expect to close this transaction in the third quarter of 2008 and record a gain from the sale of real estate assets.

In June 2007, we completed the sale of 22 properties to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was initially held in escrow and subsequently used for other acquisitions in an Internal Revenue Code Section 1031 exchange during the year ended December 31, 2007. In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of these assets of $129.5 million during the quarter ended June 30, 2007.

Set forth below is a summary of the results of operations for the seven properties sold in April 2008 and the 22 properties sold in June 2007 for the three- and six-month periods ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenues:
Rental income	$348	$4,923	$2,153	$9,353
Interest and other income	1,579	3,500	1,579	3,500

	1,927	8,423	3,732	12,853
Expenses:
Interest	137	1,812	812	3,571
Depreciation and amortization	—	884	176	2,037

	137	2,696	988	5,608

Income before gain on sale of real estate assets	1,790	5,727	2,744	7,245
Gain on sale of real estate assets	25,869	129,478	25,869	129,478

Discontinued operations	$27,659	$135,205	$28,613	$136,723

NOTE 5 – LOANS RECEIVABLE

On June 30, 2008, we purchased $112.5 million principal amount of first mortgage debt issued by a national provider of healthcare services, primarily skilled nursing care. The debt was purchased at a discount for $98.8 million, resulting in an effective interest rate to maturity of LIBOR plus 533 basis points. The loan bears interest at a rate of LIBOR plus 125 basis points, which is payable monthly. The debt matures in January 2012, and the borrower has a one-year extension option subject to certain conditions. As of June 30, 2008, the carrying value of this loan approximates fair value.

We have three additional loans receivable that have an aggregate outstanding balance of $19.8 million. These loans accrue interest at an annual rate of 9% and provide for monthly amortization of principal with balloon payment maturity dates in 2010. Each loan is guaranteed by an affiliate of the borrower and its two principals.

NOTE 6 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
Unsecured revolving credit facilities due 2009, subject to an extension option to 2010	$153,812	$238,970
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
6 3/4% Senior Notes due 2017	225,000	225,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2010	175,000	175,000
7 1/8% Senior Notes due 2015	170,000	170,000
6 5/8% Senior Notes due 2014	175,000	175,000
8 3/4% Senior Notes due 2009	168,350	174,217
9% Senior Notes due 2012	191,821	191,821
Mortgage loans and other	1,551,501	1,567,668

Total	3,240,484	3,347,676
Unamortized fair value adjustment	17,216	19,669
Unamortized commission fees and discounts	(6,282)	(6,846)

Senior notes payable and other debt	$3,251,418	$3,360,499

As of June 30, 2008, our indebtedness had the following maturities (in thousands):

2008	$65,677
2009	636,164
2010	281,876
2011	302,845
2012	518,736
Thereafter	1,435,186

Total maturities	$3,240,484

As of June 30, 2008, our joint venture partners’ share of total debt was $167.2 million.

Unsecured Revolving Credit Facilities

On March 13, 2008, we amended our existing unsecured revolving credit facility (the “U.S. credit facility”) and entered into a new unsecured revolving credit facility (the “Canadian credit facility”) to expand our aggregate borrowing capacity to $850.0 million. Of this amount, up to $150.0 million is available to us under the Canadian credit facility in either U.S. or Canadian dollars. The U.S. credit facility also includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at June 30, 2008. Both revolving credit facilities mature in April 2009, subject to a one year extension at our option, upon satisfaction of customary conditions.

Simultaneously with entering into the Canadian credit facility, we repaid in full all borrowings outstanding under our previous Cdn $105.0 million unsecured revolving credit facility and terminated that facility.

Senior Notes

In June 2008, we purchased $5.9 million principal amount of our 8 3/4% senior notes due 2009 in open market transactions. As a result of the purchases, we reported a loss on extinguishment of debt of $0.2 million during the three- and six-month periods ended June 30, 2008.

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

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) and with the process for unitholder consideration of the purchase agreement. The complaint alleges, among other things, that HCP made certain improper and misleading offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original purchase agreement and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On December 19, 2007, the District Court denied HCP’s motion to dismiss. By order dated February 28, 2008, the District Court set December 31, 2008 as the deadline for discovery and ordered trial by jury to commence August 18, 2009. On April 8, 2008, HCP filed a motion requesting permission from the District Court to add a counterclaim against us. The counterclaim alleges that Sunrise REIT failed to conduct a fair auction when it put itself up for sale in 2006 and that we, as the alleged successor to Sunrise REIT, are now responsible for those actions. On July 25, 2008, the District Court granted HCP’s motion to amend its answer to include the counterclaim. HCP is seeking compensatory and punitive damages. We intend to pursue our claims in the action and contest HCP’s counterclaim vigorously, although we cannot assure you that we will prevail in the action, or, if we do prevail, of the amount of recovery that may be awarded to us. We are unable at this time to estimate the possible loss or range of loss for the potential counterclaim in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of June 30, 2008.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of June 30, 2008.

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

NOTE 8 – INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three-month period ended June 30, 2008, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as communities are developed and occupied. Such increases could be significant.

The provision for income taxes for the three- and six-month periods ended June 30, 2008 was a deferred benefit of $4.2 million and $14.6 million, respectively, which was solely due to the TRS entities. The deferred benefit for the three- and six-month periods ended June 30, 2008 was reduced by income tax expense of $0.5 million and $0.8 million, respectively, related to the minority interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2027.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $258.8 million at June 30, 2008 and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses. Additionally, we had a $23.3 million deferred tax liability as of June 30, 2008 to be utilized for any built-in gain tax related to the disposition of certain assets owned prior to our REIT election in 1999. The ten-year period in which these assets are subject to built-in gains tax will end on December 31, 2008. Accordingly, any remaining deferred tax liability related to the built-in gains tax will be reversed at December 31, 2008. The consolidated net deferred tax liability totaled $282.1 million at June 30, 2008.

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

Brookdale Leases

Subject to certain limitations and restrictions, if during the first six years of the initial term of our Brookdale leases assumed in connection with the Provident acquisition (i.e., through December 31, 2010) we, either voluntarily or at Brookdale’s request, obtain new mortgage debt or refinance existing mortgage debt on property covered by a Brookdale lease, then we may be required to pay Brookdale the net proceeds from any such mortgage debt financing or refinancing. Also, subject to certain limitations and conditions, Brookdale may request that we obtain new mortgage debt or refinance existing mortgage debt on the property covered by the Brookdale leases, and we have agreed to use commercially reasonable efforts to pursue any such financing or refinancing from the holder of the then existing mortgage debt on the applicable Brookdale property. In connection with any such financing or refinancing, the rent for the applicable Brookdale property will be increased using a recomputed lease basis increased by an amount equal to the net financed proceeds paid to Brookdale plus (with limited exceptions) any fees, penalties, premiums or other costs related to such financing or refinancing. If the monthly debt service on any financed or refinanced proceeds paid to Brookdale exceeds the rent increase attributable to those financed or refinanced proceeds, then Brookdale is required to pay the excess. In addition, under certain circumstances, Brookdale will also be required to pay additional amounts relating to increases in debt service and other costs relating to any such financing or refinancing.

NOTE 10 – CAPITAL STOCK

Our authorized capital stock at June 30, 2008 and December 31, 2007 consisted of 300,000,000 shares of common stock, par value of $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $191.9 million in net proceeds from the sale, which we used to repay indebtedness outstanding under our revolving credit facility and for working capital and other general corporate purposes.

NOTE 11 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$43,407	$44,592	$74,505	$88,180
Preferred stock dividends and issuance costs	—	5,199	—	5,199

Income from continuing operations applicable to common shares	43,407	39,393	74,505	82,981
Discontinued operations	27,659	135,205	28,613	136,723

Net income applicable to common shares	$71,066	$174,598	$103,118	$219,704

Denominator:
Denominator for basic earnings per share - weighted average shares	138,133	117,419	137,257	111,763
Effect of dilutive securities:
Stock options	309	398	287	453
Restricted stock awards	38	8	24	18
Convertible notes	257	—	137	30

Denominator for diluted earnings per share - adjusted weighted average shares	138,737	117,825	137,705	112,264

Basic earnings per share:
Income from continuing operations applicable to common shares	$0.31	$0.34	$0.54	$0.75
Discontinued operations	0.20	1.15	0.21	1.22

Net income applicable to common shares	$0.51	$1.49	$0.75	$1.97

Diluted earnings per share:
Income from continuing operations applicable to common shares	$0.31	$0.33	$0.54	$0.74
Discontinued operations	0.20	1.15	0.21	1.22

Net income applicable to common shares	$0.51	$1.48	$0.75	$1.96

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income applicable to common shares	$71,066	$174,598	$103,118	$219,704
Other comprehensive income:
Unrealized loss on marketable debt securities	(139)	—	(139)	—
Unrealized gain (loss) on interest rate hedges	27	315	(600)	259
Foreign currency translation	(2,582)	9,235	(4,977)	9,235
Reclassification adjustment for realized loss (gain) on interest rate hedges included in net income during the period	706	(159)	1,131	(320)
Other	—	(823)	—	(729)

	(1,988)	8,568	(4,585)	8,445

Net comprehensive income	$69,078	$183,166	$98,533	$228,149

NOTE 13 – SEGMENT INFORMATION

As of June 30, 2008, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

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

We evaluate performance of the combined properties in each segment based on net operating income before interest (excluding income from loans and investments), income taxes, depreciation and amortization, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and minority interest. There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income.

Summary information by business segment is as follows:

For the three months ended June 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$117,700	$—	$6,189	$123,889
Resident fees and services	—	107,312	—	107,312
Income from loans and investments	—	—	1,480	1,480
Interest and other income	395	59	378	832

Total revenues	$118,095	$107,371	$8,047	$233,513

Segment net operating income	$117,700	$38,011	$5,128	$160,839
Interest and other income	395	59	378	832
Merger-related expenses	—	(1,234)	—	(1,234)
Interest expense	(27,743)	(23,727)	(974)	(52,444)
Depreciation and amortization	(31,412)	(24,712)	(1,851)	(57,975)
General, administrative and professional fees	—	—	(9,610)	(9,610)
Foreign currency (loss) gain	(34)	61	—	27
Loss on extinguishment of debt	(195)	—	—	(195)
Minority interest, net of tax	—	(613)	68	(545)

Net income (loss) before taxes and discontinued operations	$58,711	$(12,155)	$(6,861)	$39,695

For the three months ended June 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$115,345	$—	$2,907	$118,252
Resident fess and services	—	71,400	—	71,400
Income from loans and investments	—	—	1,679	1,679
Interest and other income	137	193	256	586

Total revenues	$115,482	$71,593	$4,842	$191,917

Segment net operating income	$115,345	$22,379	$3,200	$140,924
Interest and other income	137	193	256	586
Merger-related expenses	—	(792)	—	(792)
Interest expense	(36,479)	(17,491)	(444)	(54,414)
Depreciation and amortization	(31,650)	(25,000)	(817)	(57,467)
General, administrative and professional fees	—	—	(8,023)	(8,023)
Foreign currency gain	—	18,575	—	18,575
Minority interest, net of tax	—	(408)	—	(408)

Net income (loss) before taxes and discontinued operations	$47,353	$(2,544)	$(5,828)	$38,981

For the six months ended June 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$234,297	$—	$12,299	$246,596
Resident fees and services	—	215,038	—	215,038
Income from loans and investments	—	—	1,947	1,947
Interest and other income	675	268	753	1,696

Total revenues	$234,972	$215,306	$14,999	$465,277

Segment net operating income	$234,297	$71,446	$9,039	$314,782
Interest and other income	675	268	753	1,696
Merger-related expenses	—	(1,880)	—	(1,880)
Interest expense	(55,675)	(47,986)	(1,647)	(105,308)
Depreciation and amortization	(62,951)	(63,063)	(3,621)	(129,635)
General, administrative and professional fees	—	—	(17,867)	(17,867)
Foreign currency gain	9	97	—	106
(Loss) gain on extinguishment of debt	(195)	79	—	(116)
Minority interest, net of tax	—	(1,132)	109	(1,023)

Net income (loss) before taxes and discontinued operations	$116,160	$(42,171)	$(13,234)	$60,755

For the six months ended June 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$229,486	$—	$5,111	$234,597
Resident fees and services	—	71,400	—	71,400
Income from loans and investments	—	—	2,502	2,502
Interest and other income	254	193	388	835

Total revenues	$229,740	$71,593	$8,001	$309,334

Segment net operating income	$229,486	$22,379	$5,286	$257,151
Interest and other income	254	193	388	835
Merger-related expenses	—	(792)	—	(792)
Interest expense	(74,929)	(17,491)	(803)	(93,223)
Depreciation and amortization	(63,608)	(25,000)	(1,138)	(89,746)
General, administrative and professional fees	—	—	(15,604)	(15,604)
Foreign currency gain	—	24,361	—	24,361
Minority interest, net of tax	—	(408)	(5)	(413)

Net income (loss) before taxes and discontinued operations	$91,203	$3,242	$(11,876)	$82,569

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Capital expenditures:
Triple-net leased properties	$—	$597	$5,100	$30,948
Senior living operations	1,024	1,191,067	2,533	1,191,067
All other expenditures	2,269	66	2,563	102

Total capital expenditures	$3,293	$1,191,730	$10,196	$1,222,117

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
United States	$214,032	$180,496	$426,812	$297,913
Canada	19,481	11,421	38,465	11,421

Total revenues	$233,513	$191,917	$465,277	$309,334

	June 30, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$4,922,697	$5,023,560
Canada	441,961	450,453

Total long-lived assets	$5,364,658	$5,474,013

NOTE 14 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”). Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the outstanding senior notes and senior convertible notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2008 and December 31, 2007 and for the three- and six-month periods ended June 30, 2008 and 2007:

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,468	$50,854	$2,039,840	$913,610	$2,468,451	$—	$5,483,223
Cash and cash equivalents	—	—	6,290	5,446	17,532	—	29,268
Escrow deposits and restricted cash	217	—	9,308	6,409	24,104	—	40,038
Deferred financing costs, net	369	—	867	12,671	6,835	—	20,742
Notes receivable-related parties	1,752	—	—	—	—	—	1,752
Investment in and advances to affiliates	1,175,223	9,039	—	1,072,287	—	(2,256,549)	—
Other	14	1,015	49,435	62,792	28,782	—	142,038

Total assets	$1,188,043	$60,908	$2,105,740	$2,073,215	$2,545,704	$(2,256,549)	$5,717,061

Liabilities and stockholders' equity
Liabilities:
Senior notes payable and other debt	$226,763	$393	$496,057	$1,390,926	$1,137,279	$—	$3,251,418
Intercompany loans	(171)	7,500	542,426	(549,755)	—	—	—
Deferred revenue	16	—	538	4,364	3,132	—	8,050
Accrued interest	—	154	4,069	14,009	2,029	—	20,261
Accounts payable and other accrued liabilities	13,823	198	53,082	26,522	48,774	—	142,399
Deferred income taxes	282,080	—	—	—	—	—	282,080

Total liabilities	522,511	8,245	1,096,172	886,066	1,191,214	—	3,704,208
Minority interest	393	—	—	—	30,564	—	30,957
Total stockholders' equity	665,139	52,663	1,009,568	1,187,149	1,323,926	(2,256,549)	1,981,896

Total liabilities and stockholders' equity	$1,188,043	$60,908	$2,105,740	$2,073,215	$2,545,704	$(2,256,549)	$5,717,061

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,793	$51,923	$2,086,143	$874,031	$2,471,121	$—	$5,494,011
Cash and cash equivalents	—	—	5,388	494	22,452	—	28,334
Escrow deposits and restricted cash	214	—	23,703	6,341	23,819	—	54,077
Deferred financing costs, net	419	—	401	14,101	7,915	—	22,836
Notes receivable-related parties	1,717	—	—	375	—	—	2,092
Investment in and advances to affiliates	1,114,775	9,039	—	956,394	—	(2,080,208)	—
Other	—	714	49,510	15,433	49,621	—	115,278

Total assets	$1,127,918	$61,676	$2,165,145	$1,867,169	$2,574,928	$(2,080,208)	$5,716,628

Liabilities and stockholders' equity
Liabilities:
Senior notes payable and other debt	$226,323	$400	$539,812	$1,457,168	$1,136,796	$—	$3,360,499
Intercompany loans	(44,347)	7,500	578,502	(541,655)	—	—	—
Deferred revenue	(8)	—	568	5,463	3,042	—	9,065
Accrued interest	(796)	3	2,886	16,621	2,076	—	20,790
Accounts payable and other accrued liabilities	12,264	112	61,891	45,567	53,742	—	173,576
Deferred income taxes	297,590	—	—	—	—	—	297,590

Total liabilities	491,026	8,015	1,183,659	983,164	1,195,656	—	3,861,520
Minority interest	393	—	—	2,115	28,946	—	31,454
Total stockholders' equity	636,499	53,661	981,486	881,890	1,350,326	(2,080,208)	1,823,654

Total liabilities and stockholders' equity	$1,127,918	$61,676	$2,165,145	$1,867,169	$2,574,928	$(2,080,208)	$5,716,628

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$574	$1,447	$31,955	$71,112	$18,801	$—	$123,889
Resident fees and services	—	—	27,701	—	79,611	—	107,312
Income from loans and investments	—	—	—	1,480	—	—	1,480
Equity earnings in affiliates	68,376	51	1,624	—	—	(70,051)	—
Interest and other income	18	—	53	668	93	—	832

Total revenues	68,968	1,498	61,333	73,260	98,505	(70,051)	233,513
Expenses:
Interest	(62)	8	7,354	28,418	16,726	—	52,444
Depreciation and amortization	162	535	20,595	11,470	25,213	—	57,975
Property-level operating expenses	—	—	17,057	174	54,611	—	71,842
General, administrative and professional fees	1,494	96	3,171	3,551	1,298	—	9,610
Foreign currency loss (gain)	36	—	(72)	—	9	—	(27)
Loss on extinguishment of debt	—	—	—	193	2	—	195
Merger-related expenses	—	—	122	1,112	—	—	1,234
Intercompany interest	(16)	(82)	12,153	(12,287)	232	—	—

Total expenses	1,614	557	60,380	32,631	98,091	—	193,273

Income before income taxes, minority interest and discontinued operations	67,354	941	953	40,629	414	(70,051)	40,240
Income tax benefit	3,712	—	—	—	—	—	3,712

Income before minority interest and discontinued operations	71,066	941	953	40,629	414	(70,051)	43,952
Minority interest, net of tax	—	—	(459)	—	1,004	—	545

Income (loss) from continuing operations	71,066	941	1,412	40,629	(590)	(70,051)	43,407
Discontinued operations	—	—	—	27,659	—	—	27,659

Net income (loss) applicable to common shares	$71,066	$941	$1,412	$68,288	$(590)	$(70,051)	$71,066

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$562	$1,438	$31,684	$69,138	$15,430	$—	$118,252
Resident fees and services	—	—	15,344	—	56,056	—	71,400
Income from loans and investments	—	—	—	1,679	—	—	1,679
Equity earnings (loss) in affiliates	172,948	(73)	2,534	—	—	(175,409)	—
Interest and other income	21	—	55	251	259	—	586

Total revenues	173,531	1,365	49,617	71,068	71,745	(175,409)	191,917
Expenses:
Interest	(1,246)	9	7,880	32,956	14,815	—	54,414
Depreciation and amortization	161	537	21,625	11,753	23,391	—	57,467
Property-level operating expenses	—	—	10,310	89	40,008	—	50,407
General, administrative and professional fees	430	138	2,050	4,514	891	—	8,023
Foreign currency gain	—	—	(8)	(18,528)	(39)	—	(18,575)
Merger-related expenses	—	—	559	233	—	—	792
Intercompany interest	—	(55)	4,207	(4,359)	207	—	—

Total expenses	(655)	629	46,623	26,658	79,273	—	152,528

Income (loss) before income taxes, minority interest and discontinued operations	174,186	736	2,994	44,410	(7,528)	(175,409)	39,389
Income tax benefit	5,611	—	—	—	—	—	5,611

Income (loss) before minority interest and discontinued operations	179,797	736	2,994	44,410	(7,528)	(175,409)	45,000
Minority interest, net of tax	—	—	—	—	408	—	408

Income (loss) from continuing operations	179,797	736	2,994	44,410	(7,936)	(175,409)	44,592
Discontinued operations	—	—	—	135,205	—	—	135,205

Net income (loss)	179,797	736	2,994	179,615	(7,936)	(175,409)	179,797
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) applicable to common shares	$174,598	$736	$2,994	$179,615	$(7,936)	$(175,409)	$174,598

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,141	$2,891	$64,021	$140,948	$37,595	$—	$246,596
Resident fees and services	—	—	55,397	—	159,641	—	215,038
Income from loans and investments	—	—	—	1,947	—	—	1,947
Equity earnings (loss) in affiliates	91,387	(43)	2,826	—	—	(94,170)	—
Interest and other income	37	—	132	1,212	315	—	1,696

Total revenues	92,565	2,848	122,376	144,107	197,551	(94,170)	465,277
Expenses:
Interest	57	17	15,007	56,492	33,735	—	105,308
Depreciation and amortization	324	1,069	45,208	23,063	59,971	—	129,635
Property-level operating expenses	—	—	35,773	296	112,730	—	148,799
General, administrative and professional fees	2,967	185	6,145	6,164	2,406	—	17,867
Foreign currency gain	(9)	—	(36)	—	(61)	—	(106)
Loss (gain) on extinguishment of debt	—	—	29	193	(106)	—	116
Merger-related expenses	—	—	109	1,771	—	—	1,880
Intercompany interest	(142)	(157)	24,314	(24,472)	457	—	—

Total expenses	3,197	1,114	126,549	63,507	209,132	—	403,499

Income (loss) before income taxes, minority interest and discontinued operations	89,368	1,734	(4,173)	80,600	(11,581)	(94,170)	61,778
Income tax benefit	13,750	—	—	—	—	—	13,750

Income (loss) before minority interest and discontinued operations	103,118	1,734	(4,173)	80,600	(11,581)	(94,170)	75,528
Minority interest, net of tax	—	—	(826)	—	1,849	—	1,023

Income (loss) from continuing operations	103,118	1,734	(3,347)	80,600	(13,430)	(94,170)	74,505
Discontinued operations	—	—	—	28,613	—	—	28,613

Net income (loss) applicable to common shares	$103,118	$1,734	$(3,347)	$109,213	$(13,430)	$(94,170)	$103,118

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,114	$2,874	$63,638	$137,064	$29,907	$—	$234,597
Resident fees and services	—	—	15,344	—	56,056	—	71,400
Income from loans and investments	—	—	—	2,502	—	—	2,502
Equity earnings (loss) in affiliates	218,190	(90)	3,680	—	—	(221,780)	—
Interest and other income	41	3	56	379	356	—	835

Total revenues	219,345	2,787	82,718	139,945	86,319	(221,780)	309,334
Expenses:
Interest	(986)	18	12,735	61,027	20,429	—	93,223
Depreciation and amortization	324	1,074	35,527	23,619	29,202	—	89,746
Property-level operating expenses	—	—	10,308	330	40,710	—	51,348
General, administrative and professional fees	715	233	4,047	8,871	1,738	—	15,604
Foreign currency gain	—	—	(8)	(24,314)	(39)	—	(24,361)
Merger-related expenses	—	—	559	233	—	—	792
Intercompany interest	—	(102)	4,207	(4,507)	402	—	—

Total expenses	53	1,223	67,375	65,259	92,442	—	226,352

Income (loss) before income taxes, minority interest and discontinued operations	219,292	1,564	15,343	74,686	(6,123)	(221,780)	82,982
Income tax benefit	5,611	—	—	—	—	—	5,611

Income (loss) before minority interest and discontinued operations	224,903	1,564	15,343	74,686	(6,123)	(221,780)	88,593
Minority interest, net of tax	—	—	—	—	413	—	413

Income (loss) from continuing operations	224,903	1,564	15,343	74,686	(6,536)	(221,780)	88,180
Discontinued operations	—	—	—	136,723	—	—	136,723

Net income (loss)	224,903	1,564	15,343	211,409	(6,536)	(221,780)	224,903
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) applicable to common shares	$219,704	$1,564	$15,343	$211,409	$(6,536)	$(221,780)	$219,704

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(4,021)	$2,739	$19,127	$90,280	$63,057	$—	$171,182

Net cash used in investing activities	(35)	—	(1,058)	(90,444)	(3,258)	—	(94,795)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	(22,916)	(60,500)	—	—	(83,416)
Repayment of debt	—	(7)	(13,783)	(5,866)	(32,961)	—	(52,617)
Proceeds from debt	—	—	—	—	6,354	—	6,354
Payment of deferred financing costs	—	—	(755)	(393)	459	—	(689)
Net change in intercompany debt	44,176	—	(36,076)	(8,100)	—	—	—
Issuance of common stock	191,668	—	—	—	—	—	191,668
Cash distribution (to) from affiliates	(95,179)	(2,716)	56,363	80,103	(38,571)	—	—
Cash distribution to common stockholders	(141,866)	(16)	—	—	—	—	(141,882)
Other	5,257	—	—	—	—	—	5,257

Net cash provided by (used in) financing activities	4,056	(2,739)	(17,167)	5,244	(64,719)	—	(75,325)

Net increase (decrease) in cash and cash equivalents	—	—	902	5,080	(4,920)	—	1,062
Effect of foreign currency translation on cash and cash equivalents	—	—	—	(128)	—	—	(128)
Cash and cash equivalents at beginning of period	—	—	5,388	494	22,452	—	28,334

Cash and cash equivalents at end of period	$—	$—	$6,290	$5,446	$17,532	$—	$29,268

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,548	$2,747	$40,459	$72,742	$48,343	$—	$165,839

Net cash (used in) provided by investing activities	(35)	—	(198,567)	150,883	(993,200)	—	(1,040,919)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	—	156,200	—	—	156,200
Issuance of bridge financing	—	—	—	1,230,000	—	—	1,230,000
Repayment of bridge financing	—	—	—	(1,230,000)	—	—	(1,230,000)
Repayment of debt	—	(7)	(125,132)	—	(6,577)	—	(131,716)
Proceeds from debt	—	—	8,315	—	—	—	8,315
Net change in intercompany debt	95,349	—	(208,159)	112,810	—	—	—
Debt and preferred stock issuance costs	(4,300)	—	—	—	—	—	(4,300)
Payment of deferred financing costs	—	—	(361)	(411)	(4,631)	—	(5,403)
Issuance of common stock	1,045,979	—	—	—	—	—	1,045,979
Cash distribution to preferred stockholders	(3,449)	—	—	—	—	—	(3,449)
Cash distribution (to) from affiliates	(985,747)	(2,403)	494,675	(480,477)	973,952	—	—
Cash distribution to common stockholders	(155,505)	(337)	—	—	—	—	(155,842)
Other	6,160	—	—	(8,554)	—	—	(2,394)

Net cash (used in) provided by financing activities	(1,513)	(2,747)	169,338	(220,432)	962,744	—	907,390
Net increase in cash and cash equivalents	—	—	11,230	3,193	17,887	—	32,310
Effect of foreign currency translation on cash and cash equivalents	—	—	—	(3,418)	—	—	(3,418)
Cash and cash equivalents at beginning of period	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of period	$—	$—	$11,230	$554	$18,354	$—	$30,138

NOTE 15 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the senior notes and the senior convertible notes. See “Note 14 –Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and the senior convertible notes and, therefore, are not directly obligated with respect to the senior notes or the senior convertible notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$50,854	$81,467	$—	$132,321
Escrow deposits and restricted cash	—	7,615	—	7,615
Investment in and advances to affiliates	9,039	—	—	9,039
Other	1,015	1,688	—	2,703

Total assets	$60,908	$90,770	$—	$151,678

Liabilities and partners' capital
Liabilities:
Notes payable and other debt	$393	$63,105	$—	$63,498
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	154	401	—	555
Accounts payable and other accrued liabilities	198	2,742	—	2,940

Total liabilities	8,245	66,248	—	74,493
Total partners' capital	52,663	24,522	—	77,185

Total liabilities and partners' capital	$60,908	$90,770	$—	$151,678

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Escrow deposits and restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and partners' capital
Liabilities:
Notes payable and other debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Total partners' capital	53,661	24,669	—	78,330

Total liabilities and partners' capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,447	$2,731	$—	$4,178
Interest and other income	—	34	—	34
Equity income in affiliates	51	—	(51)	—

Total revenues	1,498	2,765	(51)	4,212

Expenses:
Interest	8	1,212	—	1,220
Depreciation and amortization	535	810	—	1,345
Property-level operating expenses	—	380	—	380
General, administrative and professional fees	96	79	—	175
Intercompany interest	(82)	233	—	151

Total expenses	557	2,714	—	3,271

Net income	$941	$51	$(51)	$941

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,438	$2,699	$—	$4,137
Interest and other income	—	40	—	40
Equity loss in affiliates	(73)	—	73	—

Total revenues	1,365	2,739	73	4,177

Expenses:
Interest	9	1,240	—	1,249
Depreciation and amortization	537	805	—	1,342
Property-level operating expenses -	—	413	—	413
General, administrative and professional fees	138	148	—	286
Intercompany interest	(55)	206	—	151

Total expenses	629	2,812	—	3,441

Net income (loss)	$736	$(73)	$73	$736

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,891	$5,460	$—	$8,351
Interest and other income	—	80	—	80
Equity loss in affiliates	(43)	—	43	—

Total revenues	2,848	5,540	43	8,431
Expenses:
Interest	17	2,431	—	2,448
Depreciation and amortization	1,069	1,618	—	2,687
Property-level operating expenses	—	836	—	836
General, administrative and professional fees	185	241	—	426
Intercompany interest	(157)	457	—	300

Total expenses	1,114	5,583	—	6,697

Net income (loss)	$1,734	$(43)	$43	$1,734

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,874	$5,406	$—	$8,280
Interest and other income	3	79	—	82
Equity loss in affiliates	(90)	—	90	—

Total revenues	2,787	5,485	90	8,362
Expenses:
Interest	18	2,479	—	2,497
Depreciation and amortization	1,074	1,608	—	2,682
Property-level operating expenses	—	791	—	791
General, administrative and professional fees	233	296	—	529
Intercompany interest	(102)	401	—	299

Total expenses	1,223	5,575	—	6,798

Net income (loss)	$1,564	$(90)	$90	$1,564

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,739	$1,044	$—	$3,783
Net cash used in investing activities	—	(111)	—	(111)
Net cash used in financing activities	(2,739)	(933)	—	(3,672)

Net decrease in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Net cash provided by operating activities	$2,747	$1,044	$—	$3,791
Net cash used in investing activities	—	(99)	—	(99)
Net cash used in financing activities	(2,747)	(1,281)	—	(4,028)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sunrise Information

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. According to public disclosures, Sunrise has not been timely filing such required reports and has been experiencing certain legal, accounting and regulatory difficulties. On July 25, 2007, Sunrise announced that its board of directors had decided to explore strategic alternatives intended to enhance shareholder value, including a possible sale of Sunrise. On March 24, 2008, Sunrise announced that it filed its Annual Report on Form 10-K for the year ended December 31, 2006 and had completed its financial statement and accounting review within the extended timeline granted by the New York Stock Exchange. On July 31, 2008, Sunrise filed its Annual Report on Form 10-K for the year ended December 31, 2007. Sunrise has announced that it expects to file its Quarterly Reports on Form 10-Q for the first and second quarters of 2008 by August 20, 2008 and September 10, 2008, respectively, in accordance with the terms of its amended bank credit facility; however, there can be no assurances that Sunrise will meet the filing deadlines imposed by its lending group or become current in its financial reporting. We cannot predict what impact, if any, the outcomes of these uncertainties will have on Sunrise’s financial condition or ability to manage our senior living operations. You are encouraged to obtain additional information related to Sunrise at the Commission’s website at www.sec.gov.

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of June 30, 2008, this portfolio consisted of 514 assets: 253 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 28 medical office and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and our medical office buildings (“MOBs”), we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of June 30, 2008.

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

As of June 30, 2008, approximately 39.8%, 22.1% and 14.9% of our properties, based on gross book value, were operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 12.9% and 25.5% of our total revenues (including amounts in discontinued operations) for the six months ended June 30, 2008 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Approximately 45.8% of our total revenues (including amounts in discontinued operations) for the six months ended June 30, 2008 were attributable to senior living operations managed by Sunrise.

Recent Developments Regarding Dispositions

In April 2008, we sold seven properties for $68.6 million. We recognized a net gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million. The operations for these assets have been reported as discontinued operations for the three- and six-month periods ended June 30, 2008 and 2007.

In July 2008, we entered into an agreement to sell five seniors housing assets to the current tenant for an aggregate sale price of $62.5 million. Although there can be no assurances, we expect to close this transaction in the third quarter of 2008 and record a gain from the sale of real estate assets.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 2, 2008, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2009 rate year (July 1, 2008 through September 30, 2009). The final rule increases the standard federal payment rate for long-term acute care hospitals by 2.7% from the 2008 rate established by Congress in the Medicare, Medicaid, and SCHIP Extension Act of 2007 (the “Medicare Extension Act”). The final rule includes a 3.6% increase in the hospital market basket index, less a 0.9% adjustment to offset recent coding behavioral changes. The final rule also changes the annual rate update to October 1 (effective for the 2010 rate year) to coincide with the annual update to the severity-adjusted diagnosis-related group (MS-DRG) classifications and weights. CMS estimates that payments to long-term acute care hospitals under the final rule will increase by approximately $110 million in the first twelve months of the 2009 extended fifteen-month rate year.

On May 19, 2008, CMS issued a final rule addressing two LTAC PPS payment policies mandated by the Medicare Extension Act. The rule delays the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals and increases the patient percentage thresholds for certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years. The rule also sets forth policies on implementing the moratorium on new long-term acute care hospitals and beds imposed by the Medicare Extension Act.

On July 31, 2008, CMS put on public display its final rule updating the inpatient prospective payment system (“IPPS”) for short-term and long-term acute care hospitals for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The rule continues reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the MS-DRG classifications and weights for short-term acute care hospitals and the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals. CMS projects that aggregate annual spending under both classification systems will not change as a result of the reforms. However, CMS expects that payments would increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill.

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

Medicare Reimbursement; Skilled Nursing Facilities

On July 15, 2008, Congress passed, over a Presidential veto, the Medicare Improvements for Patients & Providers Act of 2008 (“MIPPA”). Among other things, the MIPPA granted an eighteen-month extension of the Medicare Part B outpatient therapy cap exceptions process which expired on June 30, 2008. The Part B therapy cap exceptions process was created by Congress in the Deficit Reduction Act of 2005 (“DRA”) and became effective starting January 1, 2006. The Act requires CMS to adjust the caps annually and to implement an exception process for reviewing and paying medically necessary therapy claims in excess of the annual cap. The exception process, which was originally set to expire January 1, 2007, has been extended numerous times by Congress prior to being extended again pursuant to the MIPPA.

On July 31, 2008, CMS put on public display its final rule updating the prospective payment system and consolidated billing for skilled nursing facilities (SNF PPS) for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The final rule, among other things, updates the Medicare payment rate to skilled nursing facilities for the 2009 federal fiscal year by increasing the market basket by 3.4%. The final rule also delays a proposed recalibration of the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities. The proposed recalibration was intended to revise the RUG payment rates to more accurately reflect the needs of patients and would have reduced payments to skilled nursing facilities by an estimated 3.3% in federal fiscal year 2009. CMS has indicated it will continue to evaluate the underlying data carefully for possible future adjustments. CMS estimates that, as a result of the market basket increase, payments to skilled nursing facilities will increase by $780 million in fiscal year 2009.

We cannot assure you that future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on May 23, 2008.

Certain Information Regarding ElderTrust Operating Limited Partnership

        Not later than the deadline prescribed by the Exchange Act, we will cause ETOP to file a Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. Such Quarterly Report, upon filing, shall be deemed incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2008 and 2007

The table below shows our results of operations for the three months ended June 30, 2008 and 2007 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended June 30,		Change
	2008	2007	$	%
Revenues:
Rental income	$123,889	$118,252	$5,637	4.8%
Resident fees and services	107,312	71,400	35,912	50.3
Income from loans and investments	1,480	1,679	(199)	(11.9)
Interest and other income	832	586	246	42.0

Total revenues	233,513	191,917	41,596	21.7

Expenses:
Interest	52,444	54,414	(1,970)	(3.6)
Depreciation and amortization	57,975	57,467	508	0.9
Property-level operating expenses	71,842	50,407	21,435	42.5
General, administrative and professional fees (including non-cash stock-based compensation expense of $2,541 and $1,820 for the three months ended 2008 and 2007, respectively)	9,610	8,023	1,587	19.8
Foreign currency gain	(27)	(18,575)	18,548	(99.9)
Loss on extinguishment of debt	195	—	195	nm
Merger-related expenses	1,234	792	442	55.8

Total expenses	193,273	152,528	40,745	26.7

Income before income taxes, minority interest and discontinued operations	40,240	39,389	851	2.2
Income tax benefit	3,712	5,611	(1,899)	(33.8)

Income before minority interest and discontinued operations	43,952	45,000	(1,048)	(2.3)
Minority interest, net of tax	545	408	137	33.6

Income from continuing operations	43,407	44,592	(1,185)	(2.7)
Discontinued operations	27,659	135,205	(107,546)	(79.5)

Net income	71,066	179,797	(108,731)	(60.5)
Preferred stock dividends and issuance costs	—	5,199	(5,199)	(100.0)

Net income applicable to common shares	$71,066	$174,598	$(103,532)	(59.3)%

nm–Not meaningful

Revenues

The increase in our second quarter 2008 rental income, which is primarily related to our triple-net leased properties segment, over the same period in 2007 primarily reflects $1.7 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2008 and $4.1 million in additional rent relating to properties acquired during 2007 and the first six months of 2008. Revenues related to our triple-net leased properties segment are received directly from the tenant operator of the property based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain limitations). While occupancy information is relevant to the operations of the tenant, our revenues and financial results are not directly impacted by the overall occupancy levels at the properties and therefore are not presented herein.

Resident fees and services are a direct result of our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in late April 2007 and currently account for our senior living operations segment. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident agreements, extended health care fees and other ancillary service income. Occupancy at our seniors housing communities managed by Sunrise for the three months ended June 30, 2008 was 88.7%, compared to 89.5% for the period from May 1, 2007 through June 30, 2007.

Income from loans and investments decreased from last year primarily due to a gain on the sale of marketable equity securities recognized in the second quarter of 2007 and interest from three first mortgage loans we made during 2005 that were repaid in May 2007, partially offset by interest earned on a marketable debt security purchased in early April 2008.

The increase in our first quarter 2008 interest and other income over the same period in 2007 is primarily attributed to higher cash balances in 2008 relating to the properties managed by Sunrise and our common stock offering in February 2008. See “–Liquidity and Capital Resources.”

Expenses

Total interest expense, including interest allocated to discontinued operations, decreased $3.6 million in the second quarter of 2008 over 2007 primarily due to $0.5 million of decreased interest from lower loan balances as a result of our 2008 common stock offering and a $1.3 million reduction in interest from lower effective interest rates. The decrease is also due to a $2.6 million loss on bridge financing in 2007 related to the Sunrise REIT acquisition. Interest expense includes $1.9 million and $1.3 million of amortized deferred financing costs for the three months ended June 30, 2008 and 2007, respectively. Our effective interest rate decreased to 6.6% for the three months ended June 30, 2008 from 6.7% for the same period in 2007.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during the period from the second quarter of 2007 through June 30, 2008. Additionally, we incurred amortization expense of approximately $7.4 million and $14.2 million in 2008 and 2007, respectively, primarily related to in-place lease intangibles from our Sunrise REIT acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses increased in the second quarter of 2008 over 2007 primarily due to the Sunrise REIT acquisition. Our results for the second quarter of 2007 reflect only two months of these expenses due to the late April 2007 acquisition date. Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees over last year is a result of our enterprise growth.

Foreign currency gain for the three months ended June 30, 2007 related to Canadian call option contracts that we entered into in conjunction with the Sunrise REIT acquisition. No similar contracts were in place during 2008.

The loss on extinguishment of debt in 2008 represents the purchase of $5.9 million principal amount of our 8 3/4% senior notes due 2009 in open market transactions for a premium.

Merger-related expenses for the three months ended June 30, 2008 primarily consisted of expenses relating to our lawsuit against HCP, Inc. Merger-related expenses for the three months ended June 30, 2007 were incurred in connection with the Sunrise REIT acquisition and included incremental costs directly related to the acquisition.

Other

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries acquired or formed in connection with the Sunrise REIT acquisition. The decrease of $1.9 million is attributable to less amortization expense from the in-place lease intangibles in 2008. See “Note 8 – Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Minority interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 61 of our seniors housing communities.

Discontinued operations for the first quarter of 2008 includes the net income of seven properties sold in April 2008, whereas discontinued operations for the same period in 2007 also includes the net income from 22 properties sold in June 2007. See “Note 4 – Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Preferred stock dividends and issuance costs in 2007 related to 700,000 shares of our Series A Senior Preferred Stock that were issued to partially fund the Sunrise REIT acquisition, all of which were redeemed in May 2007 using the proceeds from the sale of common stock.

Six Months Ended June 30, 2008 and 2007

The table below shows our results of operations for the six months ended June 30, 2008 and 2007 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Six Months Ended June 30,		Change
	2008	2007	$	%
Revenues:
Rental income	$246,596	$234,597	$11,999	5.1%
Resident fees and services	215,038	71,400	143,638	>100
Income from loans and investments	1,947	2,502	(555)	(22.2)
Interest and other income	1,696	835	861	103.1

Total revenues	465,277	309,334	155,943	50.4

Expenses:
Interest	105,308	93,223	12,085	13.0
Depreciation and amortization	129,635	89,746	39,889	44.4
Property-level operating expenses	148,799	51,348	97,451	>100
General, administrative and professional fees (including non-cash stock-based compensation expense of $4,490 and $3,834 for the six months ended 2008 and 2007, respectively)	17,867	15,604	2,263	14.5
Foreign currency gain	(106)	(24,361)	24,255	(99.6)
Loss on extinguishment of debt	116	—	116	nm
Merger-related expenses	1,880	792	1,088	>100

Total expenses	403,499	226,352	177,147	78.3

Income before income taxes, minority interest and discontinued operations	61,778	82,982	(21,204)	(25.6)
Income tax benefit	13,750	5,611	8,139	>100

Income before minority interest and discontinued operations	75,528	88,593	(13,065)	(14.7)
Minority interest, net of tax	1,023	413	610	>100

Income from continuing operations	74,505	88,180	(13,675)	(15.5)
Discontinued operations	28,613	136,723	(108,110)	(79.1)

Net income	103,118	224,903	(121,785)	(54.2)
Preferred stock dividends and issuance costs	—	5,199	(5,199)	nm

Net income applicable to common shares	$103,118	$219,704	$(116,586)	(53.1)%

nm–Not meaningful

Revenues

The increase in rental income in the first six months of 2008 over the same period in 2007 primarily reflects $3.1 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2007 and 2008 and $8.5 million in additional rent relating to properties acquired during 2007 and the first six months of 2008. Revenues related to our triple-net leased properties segment are received directly from the tenant operator of the property based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain limitations). While occupancy information is relevant to the operations of the tenant, our revenues and financial results are not directly impacted by the overall occupancy levels at the properties and therefore are not presented herein.

The increase in resident fees and services in the first six months of 2008 can be attributed primarily to the fact that we did not acquire the Sunrise REIT properties until late April 2007. Occupancy at our seniors housing communities managed by Sunrise for the six months ended June 30, 2008 was 88.7%, compared to 89.5% for the period from May 1, 2007 through June 30, 2007.

Income from loans and investments decreased from last year primarily due to a gain on the sale of marketable equity securities recognized in the second quarter of 2007 and interest from three first mortgage loans we made during 2005 that were repaid in May 2007, partially offset by interest earned on a marketable debt security purchased in early April 2008.

The increase in our interest and other income during the first six months of 2008 over the same period in 2007 is primarily attributed to higher cash balances in 2008 relating to the properties managed by Sunrise and our common stock offering in February 2008. See “—Liquidity and Capital Resources.”

Expenses

Total interest expense, including interest allocated to discontinued operations, increased $9.3 million in the first six months of 2008 over 2007 primarily due to $14.5 million of additional interest from higher loan balances as a result of our 2008 and 2007 acquisition and loan activity, partially offset by a $4.2 million reduction in interest from lower effective interest rates and a $2.6 million loss on bridge financing in 2007 related to the Sunrise REIT acquisition. Interest expense includes $3.6 million and $2.4 million of amortized deferred financing costs for the six months ended June 30, 2008 and 2007, respectively. Our effective interest rate decreased to 6.6% for the six months ended June 30, 2008 from 6.8% for the same period in 2007.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during 2007 and the first six months of 2008. Additionally, we incurred amortization expense of approximately $28.9 million and $14.7 million in 2008 and 2007, respectively, primarily related to in-place lease intangibles from our Sunrise REIT acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses increased in the first six months of 2008 primarily due to the Sunrise REIT acquisition. Our results for the first six months of 2007 reflect only two months of these expenses due to the late April 2007 acquisition date.

The increase in general, administrative and professional fees over the last year is attributed to our enterprise growth.

Foreign currency gain for the six months ended June 30, 2007 related to Canadian call option contracts that we entered into in conjunction with the Sunrise REIT acquisition. No similar contracts were in place during 2008.

The loss on extinguishment of debt in 2008 primarily represents the purchase of $5.9 million principal amount of our 8 3/4% senior notes due 2009 in open market transactions for a premium.

Merger-related expenses for the six months ended June 30, 2008 primarily consisted of expenses relating to our lawsuit against HCP, Inc. Merger-related expenses for the six months ended June 30, 2007 were incurred in connection with the Sunrise REIT acquisition and included incremental costs directly related to the acquisition.

Other

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries acquired or formed in connection with the Sunrise REIT acquisition. See “Note 8 – Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Minority interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 61 of our seniors housing communities.

Preferred stock dividends and issuance costs in 2007 related to 700,000 shares of our Series A Senior Preferred Stock that were issued to partially fund the Sunrise REIT acquisition, all of which were redeemed in May 2007 using the proceeds from the sale of common stock.

Discontinued operations for the first six months of 2008 includes the net income of seven properties sold in April 2008, whereas discontinued operations for the same period in 2007 also includes the net income from 22 properties sold in June 2007. See “Note 4 – Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Funds from Operations

Our funds from operations (“FFO”) for the three- and six-month periods ended June 30, 2008 and 2007 are summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income applicable to common shares	$71,066	$174,598	$103,118	$219,704
Adjustments:
Real estate depreciation and amortization	57,791	57,300	129,271	88,982
Real estate depreciation related to minority interest	(1,578)	(938)	(3,079)	(938)
Discontinued operations:
Gain on sale of real estate assets	(25,869)	(129,478)	(25,869)	(129,478)
Depreciation on real estate assets	—	730	176	1,866

FFO applicable to common shares	101,410	102,212	203,617	180,136
Preferred stock dividends and issuance costs	—	5,199	—	5,199

FFO	$101,410	$107,411	$203,617	$185,335

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

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is FFO necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the six months ended June 30, 2008, our principal sources of liquidity were proceeds from our common stock offering, asset dispositions and cash flows from operations. We anticipate that cash flows from operations, debt refinancings, proceeds from sales of assets and borrowings under our unsecured credit facilities over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization. Capital requirements for acquisitions, however, may require funding from additional borrowings, assumption of debt from the seller, and issuance of secured or unsecured long-term debt or other securities.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $191.9 million in net proceeds from the sale, which we used to repay indebtedness outstanding under our revolving credit facility and for working capital and other general corporate purposes.

The $29.3 million of cash and cash equivalents held at June 30, 2008 consists primarily of cash related to our seniors housing communities that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. Our ownership share of property-level cash in excess of stipulated amounts set forth in the Sunrise management agreements is currently being distributed to us monthly.

On March 13, 2008, we amended our existing unsecured revolving credit facility (the “U.S. credit facility”) and entered into a new unsecured revolving credit facility (the “Canadian credit facility”) to expand our aggregate borrowing capacity to $850.0 million. Of this amount, up to $150.0 million is available to us under the Canadian credit facility in either U.S. or Canadian dollars. The U.S. credit facility also includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at June 30, 2008. Both revolving credit facilities mature in April 2009, subject to a one year extension at our option, upon satisfaction of customary conditions.

We intend to continue to fund future investments through cash flows from operations, borrowings under our unsecured revolving credit facilities, assumption of indebtedness, disposition of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of June 30, 2008, we had escrow deposits and restricted cash of $40.0 million and unused credit availability of $691.5 million under our unsecured revolving credit facilities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $171.2 million and $165.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase primarily resulted from FFO that was higher for the six months ended June 30, 2008 as a result of our real estate acquisitions, rent escalations in our triple-net leases with tenants and changes in operating assets at June 30, 2008.

Cash Flows from Investing Activities

Net cash used in investing activities was $94.8 million and $1.0 billion for the six months ended June 30, 2008 and 2007, respectively. These activities consisted primarily of our investments in real estate ($6.4 million and $1.2 billion in 2008 and 2007, respectively) and our loans receivable and investments ($143.6 million in 2008), offset by proceeds from our mortgage loans ($0.3 million and $15.7 million in 2008 and 2007, respectively), the sale of equity securities ($7.8 million in 2007) and proceeds from real estate disposals ($58.4 million and $157.4 million in 2008 and 2007, respectively).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $75.3 million for the six months ended June 30, 2008. Proceeds primarily consisted of $191.7 million from the issuance of common stock and $6.4 million related to the issuance of debt. The uses primarily included $83.4 million of payments made on our unsecured revolving credit facilities, $141.9 million of cash dividend payments to common stockholders and $52.6 million of aggregate principal payments on mortgage obligations.

Net cash provided by financing activities totaled $907.4 million for the six months ended June 30, 2007. Proceeds consisted primarily of $1.2 billion in bridge financing, $1.0 billion from the issuance of common stock, $156.2 million of net borrowings on our unsecured revolving credit facility and $8.3 million related to the issuance of debt. The primary uses were $1.2 billion for repayment of the bridge financing, $159.3 million of cash dividend payments to common and preferred stockholders, $131.7 million of aggregate principal payments on mortgage obligations and $9.7 million of debt and preferred stock issuance and financing costs.

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

We receive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from our senior living operations and our real estate loan investments. Our obligations under our unsecured revolving credit facilities are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate.

The general fixed nature of our assets subject to long-term triple-net leases and the variable nature of our obligations create interest rate risk. If interest rates were to rise significantly, our lease and other revenue might not be sufficient to meet our debt obligations. In order to mitigate this risk, we entered into an interest rate swap agreement in 2001 to hedge floating rate debt. The swap expired on June 30, 2008, and we do not expect to enter into any additional interest rate swap agreements at this time.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Gross book value	$3,240,483	$2,879,907
Fair value (1)	3,201,736	3,002,090
Fair value reflecting change in interest rates: (1)
-100 BPS	3,313,968	3,134,816
+100 BPS	3,098,007	2,877,929

(1)	The change in fair value of fixed rate debt was due to overall changes in interest rates.

N/A—Not applicable

We had approximately $401.3 million of variable rate debt outstanding as of June 30, 2008 and approximately $467.8 million of variable rate debt outstanding as of December 31, 2007. The decrease in our outstanding variable rate debt from December 31, 2007 is primarily attributable to payments on our unsecured revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $97.8 million as of June 30, 2008, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2008, interest expense for 2008 would increase by approximately $3.0 million, or $0.02 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

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

We may engage in hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2008, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the second quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 7—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2008:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	—	$—
May 1 through May 31	108	$47.88
June 1 through June 30	156	$42.57

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 19, 2008.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the Board of Directors as listed in our proxy statement or to any other proposals contained in the proxy statement. All such nominees were elected and all such other proposals were approved by our stockholders.

At the Annual Meeting, stockholders voted on the election of eight directors for the ensuing year. The number of votes cast for and withheld from each nominee for director is set forth below:

Nominee	For	Withheld
Debra A. Cafaro	121,269,622	1,611,616
Douglas Crocker II	121,998,358	882,880
Ronald G. Geary	77,501,616	45,379,622
Jay M. Gellert	122,600,528	280,710
Robert D. Reed	122,685,984	195,254
Sheli Z. Rosenberg	86,592,382	36,288,857
James D. Shelton	122,803,347	77,891
Thomas C. Theobald	120,445,290	2,435,948

At the Annual Meeting, stockholders voted on a proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2008. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
73,123,885	49,708,685	48,666

At the Annual Meeting, stockholders voted on a proposal to amend our Certificate of Incorporation to eliminate the Board’s ability to grant waivers from the constructive ownership limitations in Article X thereof relating to our status as a qualified REIT under U.S. federal income tax law. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
122,548,285	245,403	87,549

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
3.1	Ventas, Inc. Amended and Restated Certificate of Incorporation, as amended.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2008

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

By:	/S/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Ventas, Inc. Amended and Restated Certificate of Incorporation, as amended.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.