Form 10-Q
period 2008-09-30
VENTAS INC
filed 2008-11-05
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 31, 2008:
Common Stock, $0.25 par value	143,293,231

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$567,474	$572,092
Buildings and improvements	5,703,731	5,720,089

	6,271,205	6,292,181
Accumulated depreciation	(951,523)	(816,352)

Net real estate property	5,319,682	5,475,829
Loans receivable, net	113,606	19,998

Net real estate investments	5,433,288	5,495,827
Cash and cash equivalents	115,923	28,334
Escrow deposits and restricted cash	43,841	54,077
Deferred financing costs, net	19,292	22,836
Notes receivable-related parties	1,769	2,092
Other	200,735	113,462

Total assets	$5,814,848	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$3,135,350	$3,360,499
Deferred revenue	7,564	9,065
Accrued interest	46,255	20,790
Accounts payable and other accrued liabilities	152,666	173,576
Deferred income taxes	256,525	297,590

Total liabilities	3,598,360	3,861,520

Minority interest	28,901	31,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 143,293 and 133,665 shares issued at September 30, 2008 and December 31, 2007, respectively	35,823	33,416
Capital in excess of par value	2,242,345	1,821,294
Accumulated other comprehensive income	4,835	17,416
Retained earnings (deficit)	(95,414)	(47,846)
Treasury stock, 0 and 14 shares at September 30, 2008 and December 31, 2007, respectively	(2)	(626)

Total stockholders’ equity	2,187,587	1,823,654

Total liabilities and stockholders’ equity	$5,814,848	$5,716,628

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$124,581	$118,365	$369,156	$350,970
Resident fees and services	108,610	103,938	323,648	175,338
Income from loans and investments	3,426	477	5,373	2,115
Interest and other income	1,937	712	3,633	2,411

Total revenues	238,554	223,492	701,810	530,834

Expenses:
Interest	51,344	52,961	155,842	145,355
Depreciation and amortization	50,969	69,833	179,892	158,867
Property-level operating expenses	81,698	71,382	230,497	122,730
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,326 and $1,768 for the three months ended 2008 and 2007, respectively, and $7,816 and $5,602 for the nine months ended 2008 and 2007, respectively)	11,626	9,315	29,493	24,919
Foreign currency (gain) loss	(45)	116	(151)	(24,245)
Loss (gain) on extinguishment of debt	344	(88)	460	(88)
Merger-related expenses	1,248	1,535	3,128	2,327

Total expenses	197,184	205,054	599,161	429,865

Income before reversal of contingent liability, income taxes, minority interest and discontinued operations	41,370	18,438	102,649	100,969
Reversal of contingent liability	23,328	—	23,328	—
Income tax benefit, net of minority interest	415	9,463	14,165	15,074

Income before minority interest and discontinued operations	65,113	27,901	140,142	116,043
Minority interest, net of tax	1,040	675	2,063	1,088

Income from continuing operations	64,073	27,226	138,079	114,955
Discontinued operations	622	788	29,734	137,962

Net income	64,695	28,014	167,813	252,917
Preferred stock dividends and issuance costs	—	—	—	5,199

Net income applicable to common shares	$64,695	$28,014	$167,813	$247,718

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$0.46	$0.20	$1.00	$0.92
Discontinued operations	0.00	0.01	0.21	1.16

Net income applicable to common shares	$0.46	$0.21	$1.21	$2.08

Diluted:
Income from continuing operations applicable to common shares	$0.46	$0.20	$1.00	$0.92
Discontinued operations	0.00	0.01	0.21	1.15

Net income applicable to common shares	$0.46	$0.21	$1.21	$2.07

Weighted average shares used in computing earnings per common share:
Basic	140,759	133,205	138,433	118,989
Diluted	141,141	133,503	138,859	119,422

Dividends declared per common share	$0.5125	$0.475	$1.5375	$1.425

See notes to consolidated financial statements.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$167,813	$252,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	180,780	162,501
Amortization of deferred revenue and lease intangibles, net	(7,202)	(6,629)
Other amortization expenses	878	1,981
Stock-based compensation	7,816	5,602
Straight-lining of rental income	(11,215)	(12,932)
Gain on extinguishment of debt	(63)	—
Gain on sale of real estate assets (including amounts in discontinued operations)	(25,869)	(129,478)
Loss on bridge financing	—	2,550
Income tax benefit	(14,165)	(15,074)
Reversal of contingent liability	(23,328)	—
Provision for loan losses	5,994	—
Other	2,767	(378)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(1,294)	16,844
Increase in accrued interest	25,424	22,628
(Decrease) increase in accounts payable and other liabilities	(11,860)	47,959

Net cash provided by operating activities	296,476	348,491
Cash flows from investing activities:
Net investment in real estate property	(47,287)	(1,310,186)
Investment in loans receivable	(98,826)	—
Purchase of marketable debt securities	(63,680)	—
Proceeds from real estate disposals	58,379	157,400
Proceeds from sale of securities	—	7,773
Proceeds from loans receivable	122	23,764
Capital expenditures	(12,174)	(3,962)
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	—	9,000
Other	322	322

Net cash used in investing activities	(163,144)	(1,115,889)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(172,216)	130,559
Issuance of bridge financing	—	1,230,000
Repayment of bridge financing	—	(1,230,000)
Repayment of debt	(83,146)	(143,775)
Proceeds from debt	10,359	9,410
Debt and preferred stock issuance costs	—	(4,300)
Payment of deferred financing costs	(655)	(5,534)
Issuance of common stock, net	408,540	1,045,729
Cash distribution to preferred stockholders	—	(3,449)
Cash distribution to common stockholders	(215,381)	(219,253)
Other	6,952	(295)

Net cash (used in) provided by financing activities	(45,547)	809,092

Net increase in cash and cash equivalents	87,785	41,694
Effect of foreign currency translation on cash and cash equivalents	(196)	(14,367)
Cash and cash equivalents at beginning of period	28,334	1,246

Cash and cash equivalents at end of period	$115,923	$28,573

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$38,578	$1,115,605
Other assets	521	153,385
Debt assumed	34,629	926,938
Deferred taxes	650	299,830
Minority interest	249	23,535
Other liabilities	3,571	18,687

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of September 30, 2008, this portfolio consisted of 517 assets: 253 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of 79 of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and our MOBs, we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of September 30, 2008.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units.

NOTE 2 – ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on May 23, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees, purchase discounts or premiums and/or valuation allowances. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method. We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the borrowing or lease agreement, (iii) the financial stability of the borrower or tenant and any guarantor, (iv) the payment history of the borrower or tenant and (v) current economic conditions. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors. The valuation allowance for loan losses was $6.0 million and $0 at September 30, 2008 and December 31, 2007, respectively. See “Note 5—Loans Receivable.”

Recently Issued or Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) will be effective for us beginning on January 1, 2009. Early adoption is prohibited. We are currently evaluating the impact that the adoption of SFAS No. 141(R) is expected to have on our Consolidated Financial Statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 will change the reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share will continue to be based on income amounts attributable to the parent and will be characterized as net income from controlling interests. SFAS No. 160 will be effective for us beginning on January 1, 2009. Early adoption is prohibited. This statement is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively.

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

Currently, we have investments in marketable debt securities. The valuation of these investments is determined using level one inputs, which utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access. Additionally, the valuation allowance for loan losses recorded in the third quarter of 2008 was based off of level three inputs. See “Note 5—Loans Receivable.”

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 will be effective for us beginning on January 1, 2009. We are currently evaluating the impact that the adoption of APB 14-1 is expected to have on our Consolidated Financial Statements.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of September 30, 2008, approximately 38.6%, 21.7% and 14.5% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively, and approximately 75.3% and 12.9% of our properties, based on the gross book value of real estate investments (including assets held for sale), were seniors housing communities and skilled nursing facilities, respectively. Our remaining properties consist of hospitals, MOBs (including one MOB under development) and other healthcare-related assets. These properties were located in 43 states, with properties in only two states accounting for more than 10% of total revenues during the nine months ended September 30, 2008, and two Canadian provinces.

Triple-Net Leased Properties

Approximately 25.5% and 33.1% of our total revenues (including amounts in discontinued operations) for the nine months ended September 30, 2008 and 2007, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). There are several renewal bundles of properties under each Kindred Master Lease, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2013, its leases covering all 57 assets owned by us whose initial base term expired on April 30, 2008.

Approximately 12.8% and 16.8% of our total revenues (including amounts in discontinued operations) for the nine months ended September 30, 2008 and 2007, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms.

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

Senior Living Operations

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 45.7% of our total revenues (including amounts in discontinued operations) for the nine months ended September 30, 2008 were attributable to senior living operations managed by Sunrise. Total revenues attributable to senior living operations managed by Sunrise for the period from April 26, 2007 (the date of acquisition) through September 30, 2007 were 32.1% of our total revenues for the nine months ended September 30, 2007. Because a significant portion of our properties are managed by Sunrise, its inability to efficiently and effectively manage those properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us.

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

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Sunrise contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Sunrise with the Commission or other publicly available information, or has been provided to us by Sunrise. We have not verified this information either through an independent investigation or by reviewing Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Sunrise’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Sunrise’s publicly available filings from the Commission.

NOTE 4 – DISPOSITIONS

In July 2008, we entered into an agreement to sell five seniors housing communities to the current tenant for an aggregate sale price of $62.5 million. The net book value of these assets, $38.6 million, is reflected as held for sale and recorded as a component of other assets in our Consolidated Balance Sheet at September 30, 2008. Although there can be no assurances as to whether or when the closing will occur, we expect to close this transaction in the fourth quarter of 2008 and record a gain from the sale of real estate assets. The operations for these assets have been reported as discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007.

In April 2008, we sold seven properties for $68.6 million. We recognized a net gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million. The operations for these assets have been reported as discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007.

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

Set forth below is a summary of the results of operations for the five communities held for sale as of September 30, 2008, the seven properties sold in April 2008 and the 22 properties sold in June 2007 for the three- and nine-month periods ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenues:
Rental income	$1,017	$2,802	$5,191	$14,147
Interest and other income	—	—	1,579	3,500

	1,017	2,802	6,770	17,647
Expenses:
Interest	395	1,131	2,017	5,531
Depreciation and amortization	—	883	888	3,632

	395	2,014	2,905	9,163

Income before gain on sale of real estate assets	622	788	3,865	8,484
Gain on sale of real estate assets	—	—	25,869	129,478

Discontinued operations	$622	$788	$29,734	$137,962

NOTE 5 – LOANS RECEIVABLE

On June 30, 2008, we purchased $112.5 million principal amount of first mortgage debt issued by a national provider of healthcare services, primarily skilled nursing care. The debt was purchased at a discount for $98.8 million, resulting in an effective interest rate to maturity of LIBOR plus 533 basis points. The loan bears interest at a rate of LIBOR plus 125 basis points, which is payable monthly. The debt matures in January 2012, and the borrower has a one-year extension option subject to certain conditions. As of September 30, 2008, the carrying value of this loan approximates fair value.

We have three additional outstanding first mortgage loans receivable (the “Sunwest Loans”) in the aggregate principal amount of $20.0 million. These loans were made in 2005 and accrued interest at a non-default annual rate of 9%. The borrowers under the Sunwest Loans have defaulted on certain obligations under the Sunwest Loans, including the payment of monthly principal and interest to us. The Sunwest Loans are secured by four seniors housing communities containing approximately 300 units and are jointly and severally guaranteed by Sunwest Management, Inc. (“Sunwest”) and two principals of Sunwest. We have initiated receivership and foreclosure actions on each asset, and court appointed receivers are expected to be in place at all of the properties by mid-November 2008. We have also commenced a collection and enforcement action against the guarantors. We intend to vigorously pursue all of our rights and remedies and take all appropriate actions to fully recover amounts due to us under the Sunwest Loans and the guarantees. However, due to the current unfavorable capital markets and economic environment, as of September 30, 2008, we recorded a valuation allowance for loan losses on the Sunwest Loans of $6.0 million, which was based on estimated discounted cash flows and other valuation metrics, including the fair value of the collateral. This amount is included as a component of property-level operating expenses on our Consolidated Statements of Income for the three and nine months ended September 30, 2008. Although there can be no assurances regarding the value of our recovery on the collateral for the Sunwest Loans, we currently anticipate the estimated fair value of the foreclosed assets, if foreclosure proceedings are successful, will approximate the net carrying value of the loans receivable as of September 30, 2008. We will begin classifying these loans as non-accrual in the fourth quarter of 2008 and the accrual of interest will be discontinued.

NOTE 6 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
Unsecured revolving credit facilities due 2010	$62,306	$238,970
8 3/4% Senior Notes due 2009	155,708	174,217
6 3/4% Senior Notes due 2010	175,000	175,000
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	191,821	191,821
6 5/8% Senior Notes due 2014	175,000	175,000
7 1/8% Senior Notes due 2015	170,000	170,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,540,457	1,567,668

Total	3,125,292	3,347,676
Unamortized fair value adjustment	16,051	19,669
Unamortized commission fees and discounts	(5,993)	(6,846)

Senior notes payable and other debt	$3,135,350	$3,360,499

As of September 30, 2008, our indebtedness had the following maturities including normal period principal amortization (in thousands):

2008	$6,712
2009*	425,276
2010*	430,275
2011	302,890
2012	518,815
Thereafter	1,441,324

Total maturities	$3,125,292

* These maturities reflect our ability and intention to extend $147.1 million of 2009 maturities to 2010. Subsequent to September 30, 2008, we have repaid $184.5 million of our 2009 debt maturities (including senior notes and mortgage loans) and $14.3 million of our 2010 senior note maturities.

As of September 30, 2008, our joint venture partners’ share of total debt was $152.7 million.

Senior Notes

In the second quarter of 2008, we purchased $5.9 million principal amount of our 8 3/4% senior notes due 2009 (the “2009 senior notes”) in open market transactions and reported a loss on extinguishment of debt of $0.2 million. In the third quarter of 2008, we purchased an additional $12.6 million principal amount of the 2009 senior notes in open market transactions and reported a loss on extinguishment of debt of $0.3 million. Subsequent to September 30, 2008, we have purchased $105.8 million principal amount of the 2009 senior notes and $14.3 million principal amount of our 6 3/4% senior notes due 2010 in open market transactions and expect to record a gain on extinguishment of debt on those purchases in the fourth quarter of 2008.

Unsecured Revolving Credit Facilities

Our $850.0 million unsecured revolving credit facilities mature in April 2010 as a result of our exercise of our option to extend the term on October 23, 2008. On March 13, 2008, we amended our unsecured revolving credit facility (the “U.S. credit facility”) and entered into a new unsecured revolving credit facility (the “Canadian credit facility”) to expand our aggregate borrowing capacity to $850.0 million. Of this amount, up to $150.0 million is available to us under the Canadian credit facility in either U.S. or Canadian dollars. The U.S. credit facility also includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at September 30, 2008.

Simultaneously with entering into the Canadian credit facility, we repaid in full all borrowings outstanding under our previous Cdn $105.0 million unsecured revolving credit facility and terminated that facility.

Subsequent to September 30, 2008, we borrowed certain amounts under the U.S. credit facility, which were utilized for purchases of our senior notes, mortgage loan payoffs and other general corporate purposes. Lehman Commercial Paper, Inc. (“Lehman”) is a named lender under our unsecured revolving credit facilities and has a $20 million funding commitment (approximately 2% of the aggregate borrowing capacity under our unsecured revolving credit facilities) to us. Lehman has defaulted on its obligations to fund our borrowing requests, and we are seeking an assignment of this portion of our unsecured revolving credit facilities, through Lehman’s Chapter 11 proceeding, to a third party investor who we believe represents the economic interest in such obligation. There can be no assurances as to whether or when an assignment of Lehman’s interest in our unsecured revolving credit facilities may occur. As of November 4, 2008, we have $222.7 million outstanding under our unsecured revolving credit facilities due April 2010.

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

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) and with the process for unitholder consideration of the purchase agreement. The complaint alleges, among other things, that HCP made certain improper and misleading offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original purchase agreement and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On December 19, 2007, the District Court denied HCP’s motion to dismiss. By order dated February 28, 2008, the District Court set December 31, 2008 as the deadline for discovery and ordered trial by jury to commence August 18, 2009. On April 8, 2008, HCP filed a motion requesting permission from the District Court to add a counterclaim against us. The counterclaim alleges that Sunrise REIT failed to conduct a fair auction when it put itself up for sale in 2006 and that we, as the alleged successor to Sunrise REIT, are now responsible for those actions. On July 25, 2008, the District Court granted HCP’s motion to amend its answer to include the counterclaim. HCP is seeking compensatory and punitive damages. We intend to pursue our claims in the action and contest HCP’s counterclaim vigorously, although we cannot assure you that we will prevail in the action, or, if we do prevail, of the amount of recovery that may be awarded to us. We are unable at this time to estimate the possible loss or range of loss for the potential counterclaim in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of September 30, 2008.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the three defendants in that action, Black Diamond International Funding, Ltd. and BDC Finance, LLC (collectively “Black Diamond”), have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in Black Diamond’s counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. We are unable at this time to estimate the possible loss or range of loss for the counterclaims in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of September 30, 2008.

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

NOTE 8 – INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three-month period ended September 30, 2008, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as communities are developed and occupied. Such increases could be significant.

The provision for income taxes for the three- and nine-month periods ended September 30, 2008 was a deferred benefit of $1.0 million and $15.6 million, respectively, which was primarily due to the TRS entities. The deferred benefit for the three- and nine-month periods ended September 30, 2008 was reduced by income tax expense of $0.6 million and $1.4 million, respectively, related to the minority interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2027.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $256.5 million at September 30, 2008 and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses.

Previously, we had a $23.3 million deferred tax liability to be utilized for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets are subject to built-in gains tax will end on December 31, 2008. Because we have no pending or planned dispositions of these assets through December 31, 2008, we do not expect to pay any amounts related to this contingent liability. Therefore, this contingent liability was no longer required, and $23.3 million was reversed into income during the third quarter of 2008.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2005 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2004 and subsequent years. The potential impact on income tax expense of years open under the statute of limitations for Canadian entities acquired as part of the Sunrise REIT acquisition is not expected to be material.

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

NOTE 10 – CAPITAL STOCK

In August 2008, we completed the sale of 4,751,083 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $217.2 million in proceeds from the sale, which we used to repay indebtedness outstanding under our unsecured revolving credit facilities and for working capital and other general corporate purposes.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $191.9 million in proceeds from the sale, which we used to repay indebtedness outstanding under our unsecured revolving credit facility and for working capital and other general corporate purposes.

NOTE 11 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$64,073	$27,226	$138,079	$114,955
Preferred stock dividends and issuance costs	—	—	—	5,199

Income from continuing operations applicable to common shares	64,073	27,226	138,079	109,756
Discontinued operations	622	788	29,734	137,962

Net income applicable to common shares	$64,695	$28,014	$167,813	$247,718

Denominator:
Denominator for basic earnings per share - weighted average shares	140,759	133,205	138,433	118,989
Effect of dilutive securities:
Stock options	243	292	272	399
Restricted stock awards	21	6	23	14
Convertible notes	118	—	131	20

Denominator for diluted earnings per share - adjusted weighted average shares	141,141	133,503	138,859	119,422

Basic earnings per share:
Income from continuing operations applicable to common shares	$0.46	$0.20	$1.00	$0.92
Discontinued operations	0.00	0.01	0.21	1.16

Net income applicable to common shares	$0.46	$0.21	$1.21	$2.08

Diluted earnings per share:
Income from continuing operations applicable to common shares	$0.46	$0.20	$1.00	$0.92
Discontinued operations	0.00	0.01	0.21	1.15

Net income applicable to common shares	$0.46	$0.21	$1.21	$2.07

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income applicable to common shares	$64,695	$28,014	$167,813	$247,718
Other comprehensive income:
Unrealized loss on marketable debt securities	(2,542)	(346)	(2,681)	(87)
Unrealized loss on interest rate hedges	—	—	(600)	—
Foreign currency translation	(5,467)	(2,308)	(10,444)	6,927
Reclassification adjustment for realized loss (gain) on interest rate hedges included in net income during the period	13	(176)	1,144	(496)
Other	—	—	—	(729)

	(7,996)	(2,830)	(12,581)	5,615

Net comprehensive income	$56,699	$25,184	$155,232	$253,333

NOTE 13 – SEGMENT INFORMATION

As of September 30, 2008, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of financing, owning and leasing seniors housing and healthcare-related properties in the United States and leasing or subleasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

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

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income.

Summary information by business segment is as follows:

For the three months ended September 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$117,502	$—	$7,079	$124,581
Resident fees and services	—	108,610	—	108,610
Income from loans and investments	—	—	3,426	3,426
Interest and other income	1,490	40	407	1,937

Total revenues	$118,992	$108,650	$10,912	$238,554

Segment net operating income	$117,502	$35,206	$2,211	$154,919
Interest and other income	1,490	40	407	1,937
Merger-related expenses	—	(1,248)	—	(1,248)
Interest expense	(26,889)	(23,493)	(962)	(51,344)
Depreciation and amortization	(30,848)	(18,035)	(2,086)	(50,969)
General, administrative and professional fees	—	—	(11,626)	(11,626)
Foreign currency gain	—	45	—	45
Loss on extinguishment of debt	(344)	—	—	(344)
Minority interest, net of tax	—	(861)	(179)	(1,040)

Net income (loss) before reversal of contingent liability, income taxes and discontinued operations	$60,911	$(8,346)	$(12,235)	$40,330

For the three months ended September 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$115,341	$—	$3,024	$118,365
Resident fees and services	—	103,938	—	103,938
Income from loans and investments	—	—	477	477
Interest and other income	286	314	112	712

Total revenues	$115,627	$104,252	$3,613	$223,492

Segment net operating income	$115,341	$34,038	$2,019	$151,398
Interest and other income	286	314	112	712
Merger-related expenses	—	(1,535)	—	(1,535)
Interest expense	(31,872)	(20,641)	(448)	(52,961)
Depreciation and amortization	(31,088)	(37,525)	(1,220)	(69,833)
General, administrative and professional fees	—	—	(9,315)	(9,315)
Foreign currency loss	—	(116)	—	(116)
Gain on extinguishment of debt	88	—	—	88
Minority interest, net of tax	—	(682)	7	(675)

Net income (loss) before reversal of contingent liability, income taxes and discontinued operations	$52,755	$(26,147)	$(8,845)	$17,763

For the nine months ended September 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$349,778	$—	$19,378	$369,156
Resident fees and services	—	323,648	—	323,648
Income from loans and investments	—	—	5,373	5,373
Interest and other income	2,161	306	1,166	3,633

Total revenues	$351,939	$323,954	$25,917	$701,810

Segment net operating income	$349,778	$106,655	$11,247	$467,680
Interest and other income	2,161	306	1,166	3,633
Merger-related expenses	—	(3,128)	—	(3,128)
Interest expense	(81,754)	(71,479)	(2,609)	(155,842)
Depreciation and amortization	(93,086)	(81,099)	(5,707)	(179,892)
General, administrative and professional fees	—	—	(29,493)	(29,493)
Foreign currency gain	—	151	—	151
(Loss) gain on extinguishment of debt	(539)	79	—	(460)
Minority interest, net of tax	—	(1,993)	(70)	(2,063)

Net income (loss) before reversal of contingent liability, income taxes and discontinued operations	$176,560	$(50,508)	$(25,466)	$100,586

For the nine months ended September 30, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$342,835	$—	$8,135	$350,970
Resident fees and services	—	175,338	—	175,338
Income from loans and investments	—	—	2,115	2,115
Interest and other income	540	507	1,364	2,411

Total revenues	$343,375	$175,845	$11,614	$530,834

Segment net operating income	$342,835	$56,416	$6,442	$405,693
Interest and other income	540	507	1,364	2,411
Merger-related expenses	—	(2,327)	—	(2,327)
Interest expense	(105,972)	(38,132)	(1,251)	(145,355)
Depreciation and amortization	(93,984)	(62,525)	(2,358)	(158,867)
General, administrative and professional fees	—	—	(24,919)	(24,919)
Foreign currency gain	—	24,245	—	24,245
Gain on extinguishment of debt	88	—	—	88
Minority interest, net of tax	—	(1,091)	3	(1,088)

Net income (loss) before reversal of contingent liability, income taxes and discontinued operations	$143,507	$(22,907)	$(20,719)	$99,881

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Capital expenditures:
Triple-net leased properties	$6,263	$9,511	$11,363	$10,107
Senior living operations	4,813	1,838	7,304	1,261,348
All other expenditures	37,545	11,978	40,794	42,693

Total capital expenditures	$48,621	$23,327	$59,461	$1,314,148

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenues:
United States	$218,816	$206,599	$643,607	$502,520
Canada	19,738	16,893	58,203	28,314

Total revenues	$238,554	$223,492	$701,810	$530,834

	September 30,	December 31,
	2008	2007
	(In thousands)
Long-lived assets:
United States	$4,892,410	$5,024,678
Canada	427,272	451,151

Total long-lived assets	$5,319,682	$5,475,829

NOTE 14 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and Ventas Capital Corporation (“Ventas Capital” and, together with Ventas Realty, the “Issuers”). Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the outstanding senior notes and senior convertible notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2008 and December 31, 2007 and for the three- and nine-month periods ended September 30, 2008 and 2007:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,306	$50,319	$2,091,513	$870,425	$2,410,725	$—	$5,433,288
Cash and cash equivalents	—	—	17,985	84,068	13,870	—	115,923
Escrow deposits and restricted cash	216	—	9,646	6,769	27,210	—	43,841
Deferred financing costs, net	344	—	668	11,685	6,595	—	19,292
Notes receivable-related parties	1,769	—	—	—	—	—	1,769
Investment in and advances to affiliates	1,175,223	9,039	—	1,115,322	—	(2,299,584)	—
Other	13	931	50,856	109,293	39,642	—	200,735

Total assets	$1,187,871	$60,289	$2,170,668	$2,197,562	$2,498,042	$(2,299,584)	$5,814,848

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$226,987	$389	$488,506	$1,289,548	$1,129,920	$—	$3,135,350
Intercompany loans	(711)	7,500	537,199	(543,988)	—	—	—
Deferred revenue	13	—	552	4,023	2,976	—	7,564
Accrued interest	—	305	6,380	37,512	2,058	—	46,255
Accounts payable and other accrued liabilities	15,086	62	56,080	24,277	57,161	—	152,666
Deferred income taxes	256,525	—	—	—	—	—	256,525

Total liabilities	497,900	8,256	1,088,717	811,372	1,192,115	—	3,598,360
Minority interest	393	—	—	—	28,508	—	28,901
Total stockholders’ equity	689,578	52,033	1,081,951	1,386,190	1,277,419	(2,299,584)	2,187,587

Total liabilities and stockholders’ equity	$1,187,871	$60,289	$2,170,668	$2,197,562	$2,498,042	$(2,299,584)	$5,814,848

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,793	$51,923	$2,133,523	$874,031	$2,425,557	$—	$5,495,827
Cash and cash equivalents	—	—	5,388	494	22,452	—	28,334
Escrow deposits and restricted cash	214	—	23,963	6,341	23,559	—	54,077
Deferred financing costs, net	419	—	401	14,101	7,915	—	22,836
Notes receivable-related parties	1,717	—	—	375	—	—	2,092
Investment in and advances to affiliates	1,114,775	9,039	—	956,394	—	(2,080,208)	—
Other	—	714	51,676	15,433	45,639	—	113,462

Total assets	$1,127,918	$61,676	$2,214,951	$1,867,169	$2,525,122	$(2,080,208)	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$226,323	$400	$561,287	$1,457,168	$1,115,321	$—	$3,360,499
Intercompany loans	(44,347)	7,500	575,183	(541,655)	3,319	—	—
Deferred revenue	(8)	—	568	5,463	3,042	—	9,065
Accrued interest	(796)	3	3,015	16,621	1,947	—	20,790
Accounts payable and other accrued liabilities	12,264	112	64,339	43,369	53,492	—	173,576
Deferred income taxes	297,590	—	—	—	—	—	297,590

Total liabilities	491,026	8,015	1,204,392	980,966	1,177,121	—	3,861,520
Minority interest	393	—	—	2,115	28,946	—	31,454
Total stockholders’ equity	636,499	53,661	1,010,559	884,088	1,319,055	(2,080,208)	1,823,654

Total liabilities and stockholders’ equity	$1,127,918	$61,676	$2,214,951	$1,867,169	$2,525,122	$(2,080,208)	$5,716,628

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$577	$1,459	$35,625	$70,943	$15,977	$—	$124,581
Resident fees and services	—	—	27,840	—	80,770	—	108,610
Income from loans and investments	—	—	—	3,426	—	—	3,426
Equity earnings in affiliates	42,111	31	1,342	—	—	(43,484)	—
Interest and other income	19	—	21	1,817	80	—	1,937

Total revenues	42,707	1,490	64,828	76,186	96,827	(43,484)	238,554
Expenses:
Interest	41	8	8,024	27,612	15,659	—	51,344
Depreciation and amortization	162	542	20,952	10,966	18,347	—	50,969
Property-level operating expenses	—	—	18,593	6,091	57,014	—	81,698
General, administrative and professional fees	1,548	93	3,163	5,737	1,085	—	11,626
Foreign currency loss (gain)	8	—	(53)	—	—	—	(45)
Loss (gain) on extinguishment of debt	—	—	2	344	(2)	—	344
Merger-related expenses	—	—	1,248	—	—	—	1,248
Intercompany interest	(4)	(95)	12,161	(12,307)	245	—	—

Total expenses	1,755	548	64,090	38,443	92,348	—	197,184

Income before reversal of contingent liability, income taxes, minority interest and discontinued operations	40,952	942	738	37,743	4,479	(43,484)	41,370
Reversal of contingent liability	23,328	—	—	—	—	—	23,328
Income tax benefit, net of minority interest	415	—	—	—	—	—	415

Income before minority interest and discontinued operations	64,695	942	738	37,743	4,479	(43,484)	65,113
Minority interest, net of tax	—	—	(567)	—	1,607	—	1,040

Income from continuing operations	64,695	942	1,305	37,743	2,872	(43,484)	64,073
Discontinued operations	—	—	—	448	174	—	622

Net income applicable to common shares	$64,695	$942	$1,305	$38,191	$3,046	$(43,484)	$64,695

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$569	$1,419	$32,757	$69,029	$14,591	$—	$118,365
Resident fees and services	—	—	27,950	—	75,988	—	103,938
Income from loans and investments	—	—	—	477	—	—	477
Equity earnings in affiliates	17,561	194	8,926	—	—	(26,681)	—
Interest and other income	20	5	61	592	34	—	712

Total revenues	18,150	1,618	69,694	70,098	90,613	(26,681)	223,492
Expenses:
Interest	239	—	8,489	28,252	15,981	—	52,961
Depreciation and amortization	163	531	15,301	11,504	42,334	—	69,833
Property-level operating expenses	—	89	15,157	60	56,076	—	71,382
General, administrative and professional fees	432	178	2,398	5,232	1,075	—	9,315
Foreign currency loss (gain)	119	—	—	(3)	—	—	116
Gain on extinguishment of debt	—	—	—	(88)	—	—	(88)
Merger-related expenses	—	—	1,493	—	42	—	1,535
Intercompany interest	(1,354)	(62)	9,146	(7,943)	213	—	—

Total expenses	(401)	736	51,984	37,014	115,721	—	205,054

Income (loss) before reversal of contingent liability, income taxes, minority interest and discontinued operations	18,551	882	17,710	33,084	(25,108)	(26,681)	18,438
Income tax benefit, net of minority interest	9,463	—	—	—	—	—	9,463

Income (loss) before minority interest and discontinued operations	28,014	882	17,710	33,084	(25,108)	(26,681)	27,901
Minority interest, net of tax	—	—	—	—	675	—	675

Income (loss) from continuing operations	28,014	882	17,710	33,084	(25,783)	(26,681)	27,226
Discontinued operations	—	—	—	736	52	—	788

Net income (loss) applicable to common shares	$28,014	$882	$17,710	$33,820	$(25,731)	$(26,681)	$28,014

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,718	$4,350	$99,647	$210,459	$52,982	$—	$369,156
Resident fees and services	—	—	83,237	—	240,411	—	323,648
Income from loans and investments	—	—	—	5,373	—	—	5,373
Equity earnings (loss) in affiliates	133,497	(12)	4,168	—	—	(137,653)	—
Interest and other income	56	—	153	3,029	395	—	3,633

Total revenues	135,271	4,338	187,205	218,861	293,788	(137,653)	701,810
Expenses:
Interest	98	25	23,030	83,518	49,171	—	155,842
Depreciation and amortization	486	1,611	66,161	33,573	78,061	—	179,892
Property-level operating expenses	—	—	54,366	6,387	169,744	—	230,497
General, administrative and professional fees	4,514	278	9,309	11,901	3,491	—	29,493
Foreign currency gain	(1)	—	(89)	—	(61)	—	(151)
Loss (gain) on extinguishment of debt	—	—	31	537	(108)	—	460
Merger-related expenses	—	—	3,128	—	—	—	3,128
Intercompany interest	(146)	(252)	36,475	(36,779)	702	—	—

Total expenses	4,951	1,662	192,411	99,137	301,000	—	599,161

Income (loss) before reversal of contingent liability, income taxes, minority interest and discontinued operations	130,320	2,676	(5,206)	119,724	(7,212)	(137,653)	102,649
Reversal of contingent liability	23,328	—	—	—	—	—	23,328
Income tax benefit, net of minority interest	14,165	—	—	—	—	—	14,165

Income (loss) before minority interest and discontinued operations	167,813	2,676	(5,206)	119,724	(7,212)	(137,653)	140,142
Minority interest, net of tax	—	—	(1,393)	—	3,456	—	2,063

Income (loss) from continuing operations	167,813	2,676	(3,813)	119,724	(10,668)	(137,653)	138,079
Discontinued operations	—	—	—	29,450	284	—	29,734

Net income (loss) applicable to common shares	$167,813	$2,676	$(3,813)	$149,174	$(10,384)	$(137,653)	$167,813

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,683	$4,293	$98,849	$204,691	$41,454	$—	$350,970
Resident fees and services	—	—	43,294	—	132,044	—	175,338
Income from loans and investments	—	—	—	2,115	—	—	2,115
Equity earnings in affiliates	235,752	104	12,609	—	—	(248,465)	—
Interest and other income	61	8	117	1,835	390	—	2,411

Total revenues	237,496	4,405	154,869	208,641	173,888	(248,465)	530,834
Expenses:
Interest	(747)	18	22,076	88,714	35,294	—	145,355
Depreciation and amortization	487	1,605	52,154	34,633	69,988	—	158,867
Property-level operating expenses	—	89	25,465	390	96,786	—	122,730
General, administrative and professional fees	1,148	411	6,599	14,102	2,659	—	24,919
Foreign currency loss (gain)	119	—	(8)	(24,318)	(38)	—	(24,245)
Gain on extinguishment of debt	—	—	—	(88)	—	—	(88)
Merger-related expenses	—	—	2,285	—	42	—	2,327
Intercompany interest	(1,354)	(164)	13,353	(12,450)	615	—	—

Total expenses	(347)	1,959	121,924	100,983	205,346	—	429,865

Income (loss) before reversal of contingent liability, income taxes, minority interest and discontinued operations	237,843	2,446	32,945	107,658	(31,458)	(248,465)	100,969
Income tax benefit, net of minority interest	15,074	—	—	—	—	—	15,074

Income (loss) before minority interest and discontinued operations	252,917	2,446	32,945	107,658	(31,458)	(248,465)	116,043
Minority interest, net of tax	—	—	—	—	1,088	—	1,088

Income (loss) from continuing operations	252,917	2,446	32,945	107,658	(32,546)	(248,465)	114,955
Discontinued operations	—	—	—	137,806	156	—	137,962

Net income (loss)	252,917	2,446	32,945	245,464	(32,390)	(248,465)	252,917
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) applicable to common shares	$247,718	$2,446	$32,945	$245,464	$(32,390)	$(248,465)	$247,718

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(7,016)	$4,315	$41,365	$141,923	$115,889	$—	$296,476

Net cash used in investing activities	(52)	—	(34,625)	(109,480)	(18,987)	—	(163,144)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	(22,916)	(149,300)	—	—	(172,216)
Repayment of debt	—	(11)	(49,296)	(18,508)	(15,331)	—	(83,146)
Proceeds from debt	—	—	—	—	10,359	—	10,359
Net change in intercompany debt	43,636	—	(37,984)	(2,333)	(3,319)	—	—
Payment of deferred financing costs	—	—	(632)	(395)	372	—	(655)
Issuance of common stock	408,540	—	—	—	—	—	408,540
Cash distribution (to) from affiliates	(236,703)	(4,280)	116,685	221,863	(97,565)	—	—
Cash distribution to common stockholders	(215,357)	(24)	—	—	—	—	(215,381)
Other	6,952	—	—	—	—	—	6,952

Net cash provided by (used in) financing activities	7,068	(4,315)	5,857	51,327	(105,484)	—	(45,547)

Net increase (decrease) in cash and cash equivalents	—	—	12,597	83,770	(8,582)	—	87,785
Effect of foreign currency translation on cash and cash equivalents	—	—	—	(196)	—	—	(196)
Cash and cash equivalents at beginning of period	—	—	5,388	494	22,452	—	28,334

Cash and cash equivalents at end of period	$—	$—	$17,985	$84,068	$13,870	$—	$115,923

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$16,911	$12,838	$87,476	$170,926	$60,340	$—	$348,491

Net cash (used in) provided by investing activities	(53)	—	(430,748)	189,501	(874,589)	—	(1,115,889)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	—	84,159	46,400	—	—	130,559
Issuance of bridge financing	—	—	—	1,230,000	—	—	1,230,000
Repayment of bridge financing	—	—	—	(1,230,000)	—	—	(1,230,000)
Repayment of debt	—	—	(29,845)	(4,844)	(109,086)	—	(143,775)
Proceeds from debt	—	—	—	—	9,410	—	9,410
Net change in intercompany debt	(20,463)	(10)	443,933	(418,025)	(5,435)	—	—
Debt and preferred stock issuance costs	(4,300)	—	—	—	—	—	(4,300)
Payment of deferred financing costs	—	—	(497)	—	(5,037)	—	(5,534)
Issuance of common stock	1,045,729	—	—	—	—	—	1,045,729
Cash distribution to preferred stockholders	(3,449)	—	—	—	—	—	(3,449)
Cash distribution from (to) affiliates	(823,455)	(12,754)	(146,043)	38,184	944,068	—	—
Cash distribution to common stockholders	(219,179)	(74)	—	—	—	—	(219,253)
Other	8,259	—	—	(8,554)	—	—	(295)

Net cash (used in) provided by financing activities	(16,858)	(12,838)	351,707	(346,839)	833,920	—	809,092
Net increase in cash and cash equivalents	—	—	8,435	13,588	19,671	—	41,694
Effect of foreign currency translation on cash and cash equivalents	—	—	—	(14,367)	—	—	(14,367)
Cash and cash equivalents at beginning of period	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of period	$—	$—	$8,435	$—	$20,138	$—	$28,573

NOTE 15 – ETOP CONDENSED CONSOLIDATING INFORMATION

ETOP and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the senior notes and the senior convertible notes. See “Note 14—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the senior notes and the senior convertible notes and, therefore, are not directly obligated with respect to the senior notes or the senior convertible notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$50,319	$80,668	$—	$130,987
Escrow deposits and restricted cash	—	8,505	—	8,505
Investment in and advances to affiliates	9,039	—	—	9,039
Other	931	1,697	—	2,628

Total assets	$60,289	$90,870	$—	$151,159

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$389	$62,705	$—	$63,094
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	305	398	—	703
Accounts payable and other accrued liabilities	62	3,235	—	3,297

Total liabilities	8,256	66,338	—	74,594
Total partners’ capital	52,033	24,532	—	76,565

Total liabilities and partners’ capital	$60,289	$90,870	$—	$151,159

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Escrow deposits and restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Total partners’ capital	53,661	24,669	—	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,459	$2,745	$—	$4,204
Interest and other income	—	25	—	25
Equity earnings in affiliates	31	—	(31)	—

Total revenues	1,490	2,770	(31)	4,229

Expenses:
Interest	8	1,212	—	1,220
Depreciation and amortization	542	811	—	1,353
Property-level operating expenses	—	346	—	346
General, administrative and professional fees	93	124	—	217
Intercompany interest	(95)	246	—	151

Total expenses	548	2,739	—	3,287

Net income	$942	$31	$(31)	$942

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,419	$2,748	$—	$4,167
Interest and other income	5	188	—	193
Equity earnings in affiliates	194	—	(194)	—

Total revenues	1,618	2,936	(194)	4,360

Expenses:
Interest	—	1,249	—	1,249
Depreciation and amortization	531	880	—	1,411
Property-level operating expenses	89	291	—	380
General, administrative and professional fees	178	109	—	287
Intercompany interest	(62)	213	—	151

Total expenses	736	2,742	—	3,478

Net income	$882	$194	$(194)	$882

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,350	$8,205	$—	$12,555
Interest and other income	—	105	—	105
Equity loss in affiliates	(12)	—	12	—

Total revenues	4,338	8,310	12	12,660

Expenses:
Interest	25	3,643	—	3,668
Depreciation and amortization	1,611	2,429	—	4,040
Property-level operating expenses	—	1,182	—	1,182
General, administrative and professional fees	278	365	—	643
Intercompany interest	(252)	703	—	451

Total expenses	1,662	8,322	—	9,984

Net income (loss)	$2,676	$(12)	$12	$2,676

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,293	$8,154	$—	$12,447
Interest and other income	8	267	—	275
Equity earnings in affiliates	104	—	(104)	—

Total revenues	4,405	8,421	(104)	12,722

Expenses:
Interest	18	3,728	—	3,746
Depreciation and amortization	1,605	2,488	—	4,093
Property-level operating expenses	89	1,082	—	1,171
General, administrative and professional fees	411	405	—	816
Intercompany interest	(164)	614	—	450

Total expenses	1,959	8,317	—	10,276

Net income	$2,446	$104	$(104)	$2,446

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$4,315	$1,446	$—	$5,761
Net cash used in investing activities	—	(123)	—	(123)
Net cash used in financing activities	(4,315)	(1,323)	—	(5,638)

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,838	$(1,693)	$—	$11,145
Net cash used in investing activities	—	(127)	—	(127)
Net cash (used in) provided by financing activities	(12,838)	1,484	—	(11,354)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	The results of litigation affecting us;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2008;

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

•	The ability and willingness of the lenders under our unsecured revolving credit facilities to fund, in whole or in part, borrowing requests made by us from time to time;

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

•	The impact of the Sunrise strategic review process and accounting, legal and regulatory issues.

Many of these factors are beyond our control and the control of our management.

Kindred, Sunrise and Brookdale Senior Living Information

Each of Kindred, Sunrise and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale and Alterra, “Brookdale Senior Living”) is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Sunrise and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred, Sunrise or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred, Sunrise or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Sunrise’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Sunrise’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Sunrise’s and Brookdale Senior Living’s publicly available filings from the Commission.

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare-related properties in the United States and Canada. As of September 30, 2008, this portfolio consisted of 517 assets: 253 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and our MOBs, we lease these properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare-related third parties as of September 30, 2008.

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

Our business strategy is comprised of two primary objectives: (1) diversifying our portfolio of properties; and (2) increasing our earnings. We intend to continue to diversify our real estate portfolio by operator, property type, geography and reimbursement source through investments in, and acquisitions and/or development of, additional seniors housing and/or healthcare-related assets across a wide spectrum.

As of September 30, 2008, approximately 38.6%, 21.7% and 14.5% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 12.8% and 25.5% of our total revenues (including amounts in discontinued operations) for the nine months ended September 30, 2008 were derived from our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Approximately 45.7% of our total revenues (including amounts in discontinued operations) for the nine months ended September 30, 2008 were attributable to senior living operations managed by Sunrise.

Recent Developments Regarding Dispositions

In April 2008, we sold seven properties for $68.6 million in net cash proceeds. We recognized a gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million. The operations for these assets have been reported as discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007.

In July 2008, we entered into an agreement to sell five seniors housing communities to the current tenant for an aggregate sale price of $62.5 million. The net book value of these assets, $38.6 million, is reflected as held for sale and recorded as a component of other assets in our Consolidated Balance Sheet at September 30, 2008. Although there can be no assurances as to whether or when the closing will occur, we expect to close this transaction in the fourth quarter of 2008 and record a gain from the sale of real estate assets. The operations for these assets have been reported as discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 9, 2008, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2009 rate year (July 1, 2008 through September 30, 2009). The final rule increases the standard federal payment rate for long-term acute care hospitals by 2.7% from the 2008 rate established by Congress in the Medicare, Medicaid, and SCHIP Extension Act of 2007 (the “Medicare Extension Act”). The final rule includes a 3.6% increase in the hospital market basket index, less a 0.9% adjustment to offset recent coding behavioral changes. The final rule also changes the annual rate update to October 1 (effective for the 2010 rate year) to coincide with the annual update to the severity-adjusted diagnosis-related group (MS-DRG) classifications and weights. CMS estimates that payments to long-term acute care hospitals under the final rule will increase by approximately $110 million in the first twelve months of the 2009 extended fifteen-month rate year.

On May 22, 2008, CMS published a final rule addressing two LTAC PPS payment policies mandated by the Medicare Extension Act. The rule delays the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals and increases the patient percentage thresholds for certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years. The rule also sets forth policies on implementing the moratorium on new long-term acute care hospitals and beds imposed by the Medicare Extension Act.

On August 19, 2008, CMS published its final rule updating the inpatient prospective payment system (“IPPS”) for short-term and long-term acute care hospitals for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). On October 3, 2008, CMS published corrections to the final rule to implement changes required by Section 124 of the Medicare Improvements for Patients & Providers Act of 2008 (“MIPPA”). The final rule, as corrected, continues reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the MS-DRG classifications and weights for short-term acute care hospitals and the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals. CMS projects that aggregate annual spending under both classification systems will not change as a result of the reforms. However, CMS expects that payments would increase for hospitals serving more severely ill patients and decrease for hospitals servings patients who are less severely ill.

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

Medicare Reimbursement; Skilled Nursing Facilities

On July 15, 2008, Congress passed, over a Presidential veto, the MIPPA. Among other things, the MIPPA granted an eighteen-month extension of the Medicare Part B outpatient therapy cap exceptions process which expired on June 30, 2008. The Part B therapy cap exceptions process was created by Congress in the Deficit Reduction Act of 2005 (“DRA”) and became effective starting January 1, 2006. The DRA requires CMS to adjust the caps annually and to implement an exception process for reviewing and paying medically necessary therapy claims in excess of the annual cap. The exception process, which was originally set to expire January 1, 2007, has been extended numerous times by Congress prior to being extended again pursuant to the MIPPA.

On August 8, 2008, CMS published its final rule updating the prospective payment system and consolidated billing for skilled nursing facilities (SNF PPS) for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The final rule, among other things, updates the Medicare payment rate to skilled nursing facilities for the 2009 federal fiscal year by increasing the market basket by 3.4%. The final rule also delays a proposed recalibration of the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities. The proposed recalibration was intended to revise the RUG payment rates to more accurately reflect the needs of patients and would have reduced payments to skilled nursing facilities by an estimated 3.3% in federal fiscal year 2009. CMS has indicated it will continue to evaluate the underlying data carefully for possible future adjustments. CMS estimates that, as a result of the market basket increase, payments to skilled nursing facilities will increase by $780 million in fiscal year 2009.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

The table below shows our results of operations for the three months ended September 30, 2008 and 2007 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended September 30,		Change
	2008	2007	$	%
Revenues:
Rental income	$124,581	$118,365	$6,216	5.3%
Resident fees and services	108,610	103,938	4,672	4.5
Income from loans and investments	3,426	477	2,949	>100
Interest and other income	1,937	712	1,225	>100

Total revenues	238,554	223,492	15,062	6.7

Expenses:
Interest	51,344	52,961	(1,617)	(3.1)
Depreciation and amortization	50,969	69,833	(18,864)	(27.0)
Property-level operating expenses	81,698	71,382	10,316	14.5
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,326 and $1,768 for the three months ended 2008 and 2007, respectively)	11,626	9,315	2,311	24.8
Foreign currency (gain) loss	(45)	116	(161)	>100
Loss (gain) on extinguishment of debt	344	(88)	432	>100
Merger-related expenses	1,248	1,535	(287)	(18.7)

Total expenses	197,184	205,054	(7,870)	(3.8)

Income before reversal of contingent liability, income taxes, minority interest and discontinued operations	41,370	18,438	22,932	>100
Reversal of contingent liability	23,328	—	23,328	nm
Income tax benefit, net of minority interest	415	9,463	(9,048)	(95.6)

Income before minority interest and discontinued operations	65,113	27,901	37,212	>100
Minority interest, net of tax	1,040	675	365	54.1

Income from continuing operations	64,073	27,226	36,847	>100
Discontinued operations	622	788	(166)	(21.1)

Net income applicable to common shares	$64,695	$28,014	$36,681	>100%

nm-not meaningful

Revenues

The increase in our third quarter 2008 rental income, which is primarily related to our triple-net leased properties segment, over the same period in 2007 primarily reflects $1.8 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2008 and $3.9 million in additional rent relating to properties acquired during 2007 and the first nine months of 2008. Revenues related to our triple-net leased properties segment are received directly from the tenant operator of the property based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain limitations). While occupancy information is relevant to the operations of the tenant, our revenues and financial results are not directly impacted by the overall occupancy levels at the properties and therefore are not presented herein.

Resident fees and services are a direct result of our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in late April 2007 and currently account for our senior living operations segment. These amounts consist of all amounts earned from residents at our 79 seniors housing communities that are managed by Sunrise, including rental fees related to resident agreements, extended health care fees and other ancillary service income. The increase in the third quarter 2008 revenues over 2007 is primarily the result of increases in average daily rates. Average resident occupancy at the communities, including those in lease-up, for the three months ended September 30, 2008 and 2007 was 90% and 91%, respectively. Additionally, we purchased a newly developed senior living community in December 2007, which resulted in an increase of $1.7 million in revenue for the three months ended September 30, 2008.

Income from loans and investments increased from last year primarily due to interest earned on a marketable debt security purchased in early April 2008 for $50.0 million and a first mortgage investment of $98.8 million purchased in late June 2008.

The increase in our third quarter 2008 interest and other income over the same period in 2007 is primarily attributable to the resolution in September 2008 of a legal dispute.

Expenses

Total interest expense, including interest allocated to discontinued operations, decreased $2.4 million in the third quarter of 2008 over 2007 primarily due to $1.0 million of decreased interest from lower loan balances as a result of our 2008 common stock offerings and a $1.9 million reduction in interest from lower effective interest rates. Interest expense includes $1.9 million and $1.5 million of amortized deferred financing costs for the three months ended September 30, 2008 and 2007, respectively. Our effective interest rate decreased to 6.5% for the three months ended September 30, 2008 from 6.7% for the same period in 2007.

Depreciation and amortization expense decreased primarily due to $21.2 million of amortization expense related to in-place lease intangibles from our Sunrise REIT acquisition in 2007, partially offset by additional depreciation relating to the properties acquired during the period from the October 1, 2007 through September 30, 2008. The in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses increased in the third quarter of 2008 over 2007 primarily due to a $6.0 million valuation allowance recorded in the third quarter of 2008, a $1.0 million increase related to the growth of our MOB business and the addition of one Sunrise senior living community acquired in December 2007. Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in general, administrative and professional fees over last year is a result of our enterprise growth, an increase in non-cash stock-based compensation and dead deal costs.

The loss on extinguishment of debt for the three months ended September 30, 2008 primarily represents the purchase of $12.6 million principal amount of our 8 3/4% senior notes due 2009 (the “2009 senior notes”) in open market transactions for a premium. The gain on extinguishment of debt in 2007 represents the purchase of $5.0 million principal amount of our 7 1/8% senior notes due 2015 (the “2015 senior notes”) in an open market transaction for a discount.

Merger-related expenses for the three months ended September 30, 2008 and 2007 primarily consisted of expenses relating to our lawsuit against HCP, Inc. Merger-related expenses for the three months ended September 30, 2007 were also incurred in connection with the Sunrise REIT acquisition and included incremental costs directly related to the acquisition.

Other

We had a $23.3 million deferred tax liability to be utilized for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets are subject to built-in gains tax will end on December 31, 2008. Because we have no pending or planned dispositions of these assets through December 31, 2008, we do not expect to pay any amounts related to this contingent liability. Therefore, this contingent liability was no longer required, and $23.3 million was reversed into income during the third quarter of 2008.

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries acquired or formed in connection with the Sunrise REIT acquisition. The decrease of $9.0 million from the comparable prior period is attributable to less amortization expense from the in-place lease intangibles in 2008. See “Note 8—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Minority interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 61 of our seniors housing communities. The increase is a result of lower income tax benefits.

The decrease in discontinued operations is the result of the seven assets sold in April 2008. Both periods include the operations of the five assets that are reflected as held for sale as of September 30, 2008. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Nine Months Ended September 30, 2008 and 2007

The table below shows our results of operations for the nine months ended September 30, 2008 and 2007 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Nine Months Ended September 30,		Change
	2008	2007	$	%
Revenues:
Rental income	$369,156	$350,970	$18,186	5.2%
Resident fees and services	323,648	175,338	148,310	84.6
Income from loans and investments	5,373	2,115	3,258	>100
Interest and other income	3,633	2,411	1,222	50.7

Total revenues	701,810	530,834	170,976	32.2

Expenses:
Interest	155,842	145,355	10,487	7.2
Depreciation and amortization	179,892	158,867	21,025	13.2
Property-level operating expenses	230,497	122,730	107,767	87.8
General, administrative and professional fees (including non-cash stock-based compensation expense of $7,816 and $5,602 for the nine months ended 2008 and 2007, respectively)	29,493	24,919	4,574	18.4
Foreign currency gain	(151)	(24,245)	24,094	(99.4)
Loss (gain) on extinguishment of debt	460	(88)	548	>100
Merger-related expenses	3,128	2,327	801	34.4

Total expenses	599,161	429,865	169,296	39.4

Income before reversal of contingent liability, income taxes, minority interest and discontinued operations	102,649	100,969	1,680	1.7
Reversal of contingent liability	23,328	—	23,328	nm
Income tax benefit, net of minority interest	14,165	15,074	(909)	(6.0)

Income before minority interest and discontinued operations	140,142	116,043	24,099	20.8
Minority interest, net of tax	2,063	1,088	975	89.6

Income from continuing operations	138,079	114,955	23,124	20.1
Discontinued operations	29,734	137,962	(108,228)	(78.4)

Net income	167,813	252,917	(85,104)	(33.6)
Preferred stock dividends and issuance costs	—	5,199	(5,199)	nm

Net income applicable to common shares	$167,813	$247,718	$(79,905)	(32.3)%

nm-not meaningful

Revenues

The increase in rental income in the first nine months of 2008 over the same period in 2007 primarily reflects $5.5 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2007 and 2008 and $12.6 million in additional rent relating to properties acquired during 2007 and the first nine months of 2008. Revenues related to our triple-net leased properties segment are received directly from the tenant operator of the property based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain limitations). While occupancy information is relevant to the operations of the tenant, our revenues and financial results are not directly impacted by the overall occupancy levels at the properties and therefore are not presented herein.

The increase in resident fees and services in the first nine months of 2008 can be attributed primarily to the fact that we did not acquire the Sunrise REIT properties until late April 2007. Occupancy at those communities for the nine months ended September 30, 2008 was 89% (79 communities), compared to 90% (78 communities) for the period from May 1, 2007 through September 30, 2007.

Income from loans and investments increased from last year primarily due to interest earned on a marketable debt security purchased in early April 2008 for $50.0 million and a first mortgage investment of $98.8 million purchased in late June 2008, partially offset by a gain on the sale of marketable equity securities recognized in the second quarter of 2007.

The increase in our interest and other income during the first nine months of 2008 over the same period in 2007 is primarily attributable to the resolution in September 2008 of a legal dispute.

Expenses

Total interest expense, including interest allocated to discontinued operations, increased $7.0 million in the first nine months of 2008 over 2007 primarily due to $13.4 million of additional interest from higher loan balances as a result of our 2008 and 2007 acquisition and loan activity, partially offset by a $6.0 million reduction in interest from lower effective interest rates and a $2.6 million loss due to early repayment of bridge financing in 2007 related to the Sunrise REIT acquisition. Interest expense includes $5.5 million and $3.9 million of amortized deferred financing costs for the nine months ended September 30, 2008 and 2007, respectively. Our effective interest rate decreased to 6.6% for the nine months ended September 30, 2008 from 6.8% for the same period in 2007.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during 2007 and the first nine months of 2008, partially offset by a decrease in amortization expense of approximately $6.7 million related to in-place lease intangibles from our Sunrise REIT acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses increased in the first nine months of 2008 primarily due to the Sunrise REIT acquisition, a $6.0 million valuation allowance recorded in the third quarter of 2008 and a $4.0 million increase related to the growth of our MOB business. Our results for the first nine months of 2007 reflect only five months of the Sunrise-related expenses due to the late April 2007 acquisition date.

The increase in general, administrative and professional fees over the last year is a result of our enterprise growth, an increase in non-cash stock-based compensation and dead deal costs.

Foreign currency gain for the nine months ended September 30, 2007 related to Canadian call option contracts that we entered into in conjunction with the Sunrise REIT acquisition. No similar contracts were in place during the first nine months of 2008.

The loss on extinguishment of debt for the nine months ended September 30, 2008 primarily represents the purchase of $18.5 million principal amount of our 2009 senior notes in open market transactions for a premium. The gain on extinguishment of debt in 2007 represents the purchase of $5.0 million principal amount of our 2015 senior notes in an open market transaction for a discount.

Merger-related expenses for the nine months ended September 30, 2008 and 2007 primarily consisted of expenses relating to our lawsuit against HCP, Inc. Merger-related expenses for the nine months ended September 30, 2007 were also incurred in connection with the Sunrise REIT acquisition and included incremental costs directly related to the acquisition.

Other

We had a $23.3 million deferred tax liability to be utilized for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets are subject to built-in gains tax will end on December 31, 2008. Because we have no pending or planned dispositions of these assets through December 31, 2008, we do not expect to pay any amounts related to this contingent liability. Therefore, this contingent liability was no longer required, and $23.3 million was reversed into income during the third quarter of 2008.

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries acquired or formed in connection with the Sunrise REIT acquisition. See “Note 8—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Minority interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 61 of our seniors housing communities.

The decrease in discontinued operations is primarily the result of a gain of $129.5 million recognized in 2007 from the sale of 22 assets, compared to a gain of $25.9 million recognized in 2008 from the sale of seven assets. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Preferred stock dividends and issuance costs in 2007 related to 700,000 shares of our Series A Senior Preferred Stock that were issued to partially fund the Sunrise REIT acquisition, all of which were redeemed in May 2007 using the proceeds from the sale of common stock.

Funds from Operations

Our funds from operations (“FFO”) for the three- and nine-month periods ended September 30, 2008 and 2007 are summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income applicable to common shares	$64,695	$28,014	$167,813	$247,718
Adjustments:
Real estate depreciation and amortization	50,783	69,666	179,342	157,936
Real estate depreciation related to minority interest	(1,590)	(1,420)	(4,669)	(2,358)
Discontinued operations:
Gain on sale of real estate assets	—	—	(25,869)	(129,478)
Depreciation on real estate assets	—	883	888	3,461

FFO	$113,888	$97,143	$317,505	$277,279

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

Liquidity and Capital Resources

During the nine months ended September 30, 2008, our principal sources of liquidity were proceeds from our common stock offerings, asset dispositions and cash flows from operations. We anticipate that cash flows from operations, debt refinancings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities over the next twelve months will be adequate to fund our business operations, dividends to stockholders and debt amortization and repayment. Capital requirements for acquisitions, however, may require funding from additional borrowings, assumption of debt from the seller, and issuance of secured or unsecured long-term debt or other securities.

In February 2008, we completed the sale of 4,485,000 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $191.9 million in proceeds from the sale, which we used to repay indebtedness outstanding under our unsecured revolving credit facility and for working capital and other general corporate purposes.

In August 2008, we completed the sale of 4,751,083 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $217.2 million in proceeds from the sale, which we used to repay indebtedness outstanding under our unsecured revolving credit facilities and for working capital and other general corporate purposes.

The $115.9 million of cash and cash equivalents held at September 30, 2008 consists primarily of cash related to our seniors housing communities that is deposited and held in property-level accounts and funds received from our 2008 common stock offerings. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly.

Our $850.0 million unsecured revolving credit facilities mature in April 2010 as a result of our exercise of our option to extend the term on October 23, 2008. On March 13, 2008, we amended our existing unsecured revolving credit facility (the “U.S. credit facility”) and entered into a new unsecured revolving credit facility (the “Canadian credit facility”) to expand our aggregate borrowing capacity to $850.0 million. Of this amount, up to $150.0 million is available to us under the Canadian credit facility in either U.S. or Canadian dollars. The U.S. credit facility also includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at September 30, 2008.

We intend to continue to fund future investments through cash flows from operations, borrowings under our unsecured revolving credit facilities, assumption of indebtedness, disposition of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of September 30, 2008, we had $115.9 million in cash on hand, escrow deposits and restricted cash of $43.8 million and unused credit availability of $783.3 million under our unsecured revolving credit facilities.

Subsequent to September 30, 2008, we borrowed certain amounts under the U.S. credit facility, which were utilized for purchases of our senior notes, mortgage loan payoffs and other general corporate purposes. Lehman Commercial Paper, Inc. (“Lehman”) is a named lender under our unsecured revolving credit facilities and has a $20 million funding commitment (approximately 2% of the aggregate borrowing capacity under our unsecured revolving credit facilities) to us. Lehman has defaulted on its obligations to fund our borrowing requests, and we are seeking an assignment of this portion of our unsecured revolving credit facilities, through Lehman’s Chapter 11 proceeding, to a third party investor who we believe represents the economic interest in such obligation. There can be no assurances as to whether or when an assignment of Lehman’s interest in our unsecured revolving credit facilities may occur. As of November 4, 2008, we have $222.7 million outstanding under our unsecured revolving credit facilities due April 2010.

Cash Flows from Operating Activities

Net cash provided by operating activities was $296.5 million and $348.5 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease resulted from changes in working capital, offset by higher FFO resulting from our accretive acquisitions and rent escalations from our triple-net lease tenants.

Cash Flows from Investing Activities

Net cash used in investing activities was $163.1 million and $1.1 billion for the nine months ended September 30, 2008 and 2007, respectively. These activities consisted primarily of our investments in real estate ($47.3 million and $1.3 billion in 2008 and 2007, respectively), capital expenditures ($12.2 million and $4.0 million in 2008 and 2007, respectively) and our investments in loans receivable and marketable debt securities ($162.5 million in 2008), offset by proceeds from our mortgage loans ($0.1 million and $23.8 million in 2008 and 2007, respectively), the sale of marketable equity securities ($7.8 million in 2007) and proceeds from real estate disposals ($58.4 million and $157.4 million in 2008 and 2007, respectively).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $45.5 million for the nine months ended September 30, 2008. Proceeds primarily consisted of $408.5 million from the issuance of common stock and $10.4 million related to the issuance of debt. The uses primarily included $172.2 million of payments made on our unsecured revolving credit facilities, $215.4 million of cash dividend payments to common stockholders and $83.1 million of aggregate principal payments on mortgage obligations.

Net cash provided by financing activities totaled $809.1 million for the nine months ended September 30, 2007. Proceeds consisted primarily of $1.2 billion in bridge financing, $1.0 billion from the issuance of common stock, $130.6 million of net borrowings on our unsecured revolving credit facility and $9.4 million related to the issuance of debt. The primary uses were (i) $1.2 billion for repayment of the bridge financing, (ii) $222.7 million of cash dividend payments to common and preferred stockholders, (iii) $143.8 million of aggregate principal payments on mortgage obligations and (iv) $9.8 million of debt and preferred stock issuance and financing costs.

In the second quarter of 2008, we purchased $5.9 million principal amount of our 2009 senior notes in open market transactions and reported a loss on extinguishment of debt of $0.2 million. In the third quarter of 2008, we purchased an additional $12.6 million principal amount of the 2009 senior notes in open market transactions and reported a loss on extinguishment of debt of $0.3 million. Subsequent to September 30, 2008, we have purchased $105.8 million principal amount of the 2009 senior notes and $14.3 million principal amount of our 6 3/4% senior notes due 2010 in open market transactions. As a result of these fourth quarter purchases, we expect to record a gain on extinguishment of debt in the fourth quarter of 2008. We may, from time to time, seek to retire or purchase additional amounts of our outstanding senior notes for cash and/or in exchange for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for future access to capital and other factors. The amounts involved may be material.

Capital expenditures to maintain and improve our triple-net leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these triple-net leased properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the triple-net leases, we anticipate that any expenditures relating to the maintenance of these triple-net leased properties for which we may become responsible will be funded by cash flows from operations or through additional borrowings. With respect to our senior living communities managed by Sunrise and our MOBs, we believe that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.

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

We receive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. We also earn revenue from residents at our senior living operations and our real estate loan investments, which bear interest at fixed and variable rates. Our obligations under our unsecured revolving credit facilities are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Gross book value	$2,815,286	$2,879,907
Fair value (1)	2,804,602	3,002,090
Fair value reflecting change in interest rates: (1)
-100 BPS	2,911,645	3,134,816
+100 BPS	2,704,207	2,877,929

(1)	The change in fair value of fixed rate debt was due to overall changes in interest rates.

We had approximately $310.0 million of variable rate debt outstanding as of September 30, 2008 and approximately $467.8 million of variable rate debt outstanding as of December 31, 2007. The decrease in our outstanding variable rate debt from December 31, 2007 is primarily attributable to payments on our unsecured revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $97.7 million as of September 30, 2008, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of September 30, 2008, interest expense for 2008 would increase by approximately $2.1 million, or $0.02 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial position and results of operations. As we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare-related assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Continuing increases in the value of the Canadian dollar may adversely impact our net income from our Canadian operations. Based on results for the third quarter of 2008, if the Canadian exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by approximately $0.4 million per quarter. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

We may engage in hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2008, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2008:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	140	$45.06
August 1 through August 31	49	$43.33
September 1 through September 30	—	$—

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2008

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