Form 10-Q/A
period 2008-09-30
VENTAS INC
filed 2008-11-14
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2008 (the “Original Filing”), is being filed solely to incorporate by reference into the Original Filing ElderTrust Operating Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008. Ventas, Inc. (“Ventas”) owns substantially all of the partnership interests in ElderTrust Operating Limited Partnership (“ETOP”), and ETOP’s financial results are reflected in Ventas’s consolidated financial results, included in the Original Filing.

Except as described above, this Amendment No. 1 does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and all information included in the Original Filing remains unchanged. Currently-dated certifications from Ventas’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

VENTAS, INC.

FORM 10-Q/A

INDEX

Page
PART II – OTHER INFORMATION
Item 6. Exhibits	3

Certain Information Regarding ElderTrust Operating Limited Partnership

On November 14, 2008, ElderTrust Operating Limited Partnership (“ETOP”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which Quarterly Report is incorporated by reference in this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

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

Date: November 14, 2008

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