Form 10-K
period 2008-12-31
VENTAS INC
filed 2009-02-27
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-10989

VENTAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

111 S. Wacker Drive, Suite 4800, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(877) 483-6827

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.25 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 30, 2008, was approximately $5.8 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 24, 2009, 143,404,798 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our or our tenants’, operators’, managers’ or borrowers’ expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, acquisitions, investment opportunities, merger integration, growth opportunities, dispositions, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations, and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). These factors include without limitation:

•

The ability and willingness of our operators, tenants, borrowers, managers and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•

The ability of our operators, tenants, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

•

Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including those in different asset types and outside the United States;

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing as a result of changes in interest rates and other factors;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	The results of litigation affecting us;

•

Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues and our ability to access the capital markets or other sources of funds;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2008 and for the year ending December 31, 2009;

•

The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;

•

Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

•	The movement of U.S. and Canadian exchange rates;

•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred, and our earnings;

•	Our ability and the ability of our operators, tenants, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;

•

The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our operators, tenants, borrowers and managers and the ability of our operators, tenants, borrowers and managers to accurately estimate the magnitude of those claims;

•	The ability and willingness of the lenders under our unsecured revolving credit facilities to fund, in whole or in part, borrowing requests made by us from time to time;

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

•	The impact of any financial, accounting, legal or regulatory issues that may affect our major tenants, operators or managers.

Many of these factors, some of which are described in greater detail under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.

Kindred, Brookdale Senior Living and Sunrise Information

Each of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Annual Report on Form 10-K is derived from filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Brookdale Senior Living’s or Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Brookdale Senior Living’s and Sunrise’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Brookdale Senior Living’s and Sunrise’s publicly available filings from the Commission.

PART I

ITEM 1.	Business

BUSINESS

Overview

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2008, this portfolio consisted of 513 assets: 248 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 32 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of December 31, 2008.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.

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

Our business strategy is comprised of three principal objectives: (1) portfolio diversification; (2) stable earnings and growth; and (3) maintaining a strong balance sheet and liquidity. While current conditions in the capital markets persist, maintaining a strong balance sheet and liquidity will be our primary focus.

Portfolio of Properties and Other Real Estate Investments

As of December 31, 2008, we had a 100% ownership interest in 444 of our properties. Of the remaining 69 properties, we had a 75% to 85% ownership interest in 61 seniors housing communities, with the minority interest in those communities being owned by Sunrise, and we had joint venture ownership interests in eight MOBs ranging from 50% to 99.7%. Our joint venture partners also typically provide management and leasing services for the MOBs.

The following table provides an overview of our portfolio of properties and other real estate investments as of and for the year ended December 31, 2008:

Portfolio by Type	# of Properties	# of Beds/Units	Revenue	Percent of Total Revenues		Real Estate Investments, at Cost (1)	Percent of Real Estate Investments (1)	Real Estate Investment Per Bed/Unit	Number of Locations (2)
				(Dollars in thousands)
Seniors Housing and Healthcare Properties
Seniors housing communities	248	23,667	$628,971	67.1%		$4,761,343	76.3%	$201.2	36
Skilled nursing facilities	192	23,358	172,682	18.4		825,898	13.2	35.4	28
Hospitals	41	3,815	93,836	10.0		364,589	5.9	95.6	17
MOBs (3)	22	—	28,118	3.0		277,761	4.5	nm	10
Other properties	8	122	950	0.1		7,133	0.1	58.5	1

Total seniors housing and healthcare properties	511	50,962	924,557	98.6%		$6,236,724	100.0%		45

Other Real Estate Investments
Loans and investments			8,847	0.9

			$933,404	99.5	%(4)

(1)	Includes assets held for sale at December 31, 2008.
(2)	As of December 31, 2008, our seniors housing and healthcare properties were located in 43 states and two Canadian provinces and were operated or managed by 22 different third-party operators or managers.
(3)	As of December 31, 2008, nineteen of our MOBs were operated by third-party managers and three were leased under triple-net leases. The table excludes two MOBs that were under development at December 31, 2008.
(4)	The remainder of our total revenues is interest and other income. Revenues from properties held for sale as of December 31, 2008 are included in this presentation. Revenues from properties sold during 2008 are excluded from this presentation.

nm—not meaningful.

Seniors Housing and Healthcare Properties

Seniors Housing Communities.    Our seniors housing communities include independent and assisted living communities, and communities providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. These communities offer residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, all of which encourage the residents to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

Skilled Nursing Facilities.    Our skilled nursing facilities typically provide nursing care services to the elderly and rehabilitation and restoration services, including physical, occupational and speech therapies, and other medical treatment for patients and residents who do not require the high technology, care-intensive setting of an acute care or rehabilitation hospital.

Hospitals.    Substantially all of our hospitals are operated as long-term acute care hospitals, which are hospitals that have a Medicare average length of stay greater than 25 days, that serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operator of these hospitals has the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, therefore, due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. Our hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own two rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.

Medical Office Buildings.    Our MOBs offer office space primarily to physicians and other healthcare businesses. While these properties are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple physicians’ offices and examination rooms that may have sinks in every room, brighter lights and specialized medical equipment. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices). As of December 31, 2008, we had two MOBs under development that are currently scheduled to open in 2009 or early 2010.

Other Properties.    Our other properties consist of personal care facilities, which provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

Other Real Estate Investments

As of December 31, 2008, we held $112.5 million principal amount of first mortgage debt issued by a national provider of healthcare services, primarily skilled nursing care. We purchased this debt in June 2008 at a discount for $98.8 million, resulting in an effective interest rate to maturity of LIBOR plus 533 basis points. Interest on the loan is payable monthly at an annual rate of LIBOR plus 125 basis points, and the loan matures in January 2012, subject to a one-year extension, at the borrower’s option, subject to certain conditions.

As of December 31, 2008, we held a receivable for three outstanding first mortgage loans (the “Sunwest Loans”) in the aggregate principal amount of $20.0 million. During the third quarter of 2008, the borrowers defaulted on certain of their obligations under the Sunwest Loans, including the monthly payment of principal and interest to us. We recorded a provision for loan losses on the Sunwest Loans of $6.0 million. See “Note 8—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In December 2008, we sold five assets for $62.5 million, and the buyer issued a $10.0 million note to us as partial payment of the purchase price. The loan is payable in full in December 2011. Principal payments of $40,000 and interest payments at a rate of 8% in year one, 8.25% in year two and 8.5% in year three, are due and payable to us monthly. See “Note 8—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Diversification

Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location in the United States and Canada, with properties in only two states comprising more than 10% of our 2008 total revenues (including amounts in discontinued operations from properties held for sale at December 31, 2008). The following table shows our rental income and resident fees and services derived by geographic location for our portfolio of properties:

	For the Year Ended December 31, 2008
	Rental Income and Resident Fees and Services	Percent of Total Revenues
	(Dollars in thousands)
Geographic Location
California	$119,882	12.8%
Illinois	98,597	10.5
Massachusetts	54,261	5.8
Pennsylvania	52,194	5.6
New Jersey	45,992	4.9
Florida	36,628	3.9
Colorado	35,087	3.7
New York	33,819	3.6
Georgia	32,785	3.5
Michigan	30,000	3.2
Other (33 states)	309,834	33.1

Total U.S.	849,079	90.6%
Canada (two Canadian provinces)	75,478	8.0

Total	$924,557	98.6	% (1)

(1)	The remainder of our total revenues is income from loans and investments and interest and other income. Revenues from properties held for sale as of December 31, 2008 are included in this presentation. Revenues from properties sold during 2008 are excluded from this presentation.

Segment Information

As of December 31, 2008, we operated through two reportable business segments: triple-net leased properties and senior living operations. See “Note 19—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments and the geographic diversification of our portfolio of properties.

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

The following table shows the percentage of our rental income derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	For the Year Ended December 31, 2008
	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	72.4%	48.4%	64.1%
States without CON requirements	27.6	51.6	35.9

Total	100.0%	100.0%	100.0%

Significant Tenants and Operators

As of December 31, 2008, approximately 38.5%, 21.9% and 14.7% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 45.4%, 25.5% and 12.8% of our total revenues and 21.9%, 38.0% and 19.2% of our total NOI (net operating income) (including amounts in discontinued operations) for the year ended December 31, 2008 were attributable to senior living operations managed by Sunrise, our master lease agreements with Kindred (the “Kindred Master Leases”) and our leases with Brookdale Senior Living, respectively. Sunrise became a manager of our properties as a result of our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in April 2007. The Kindred Master Leases originated in our spin off of Kindred in May 1998, pursuant to which we transferred to Kindred our previous hospital, nursing facility and ancillary services businesses and we retained substantially all of the real property which we leased to Kindred. In addition to the lease transaction we entered into with Brookdale Senior Living in 2004, we became party to various lease agreements with Brookdale Senior Living in connection with our acquisition of Provident Senior Living Trust (“Provident”) in June 2005 and the subsequent combination of Brookdale and Alterra under Brookdale Senior Living.

Triple-Net Leased Properties

Each of our leases with Kindred and Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all taxes, utilities and maintenance and repairs related to the properties and to maintain and pay all insurance covering the properties and their operations. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

Because we lease a substantial portion of our triple-net leased properties to Kindred and Brookdale Senior Living and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us and their willingness to renew those leases upon expiration of the initial base terms thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred and/or Brookdale Senior Living will elect to renew their respective leases with us upon expiration of the initial base terms or any renewal terms thereof or that, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risks Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Kindred Master Leases.    Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at a specified rate over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease) contingent upon the satisfaction of specified facility revenue parameters. The annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4, and is based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%, under Kindred Master Lease 2. Assuming the specified revenue parameters are met, Base Rent due under the Kindred Master Leases will be approximately $248.0 million from May 1, 2009 to April 30, 2010. See “Note 3—Revenues from Properties” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2013, its leases covering all 57 assets owned by us whose initial base term expired on April 30, 2008. The term for each of ten bundles will expire on April 30, 2010 unless Kindred provides us with a renewal notice with respect to such individual bundle, on or before April 30, 2009. The ten bundles expiring in 2010 contain an aggregate of 109 properties currently representing $123.9 million of annual Base Rent. Each bundle covers six to 20 assets, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable lease for any assets that are not renewed until expiration of the term on April 30, 2010, including without limitation, payment of all rental amounts. For any assets that are not renewed, we will have at least one year to arrange for the repositioning of such assets with new operators. We own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. We cannot assure you that we would be successful in identifying suitable replacement operators or that we will be able to enter into leases with new tenants or operators on terms as favorable to us as our current leases, if at all. See “Risk Factors—Risks Arising from Our Business—We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace any of our tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets” included in Item 1A of this Annual Report on Form 10-K.

Brookdale Senior Living Leases.    Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 (in the case of fifteen “Grand Court” properties we acquired in early 2004) or October 19, 2004 (in the case of the properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms. Brookdale Senior Living guarantees all obligations under these leases, and all of our Brookdale Senior Living leases are cross-defaulted.

Under the terms of the Brookdale leases assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%. Under the terms of the Brookdale leases with respect to our “Grand Court” properties, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%. The aggregate annual contractual cash base rent expected from Brookdale Senior Living for 2009 is approximately $110.1 million, excluding variable interest Brookdale is obligated to pay as additional rent based on certain floating rate mortgage debt assumed by us during the Provident acquisition. The aggregate annual contractual GAAP rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding the variable interest, expected from Brookdale Senior Living for 2009 is approximately $120.4 million. See “Note 3—Revenues from Properties” and

“Note 13—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise to set resident fees and otherwise operate those properties in compliance with our management agreements. Because a significant portion of our properties are managed by Sunrise, its inability to efficiently and effectively manage those properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, Sunrise’s inability or unwillingness to satisfy its obligations under our management agreements, a change in Sunrise’s senior management or any adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Competition

We compete for real property investments with healthcare providers, other healthcare REITs, healthcare lenders, real estate partnerships, banks, insurance companies, private equity and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. As a result, our ability to compete successfully for real property investments is impacted by numerous factors, including the availability of suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us. See “Risk Factors—Risks Arising from Our Business—We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare assets” included in Item 1A of this Annual Report on Form 10-K and “Note 9—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenues from our properties are dependent on the ability of our operators and managers to compete with other seniors housing and healthcare operators and managers. These operators and managers compete on a local and regional basis for residents and patients at our properties on a number of different levels. Their ability to successfully attract and retain residents and patients depends upon several factors, including the scope and quality of services provided, the ability to attract and retain qualified personnel, the operational reputation of the operator or manager, physician referral patterns, physical appearance of the properties, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator or manager. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our operators’ and managers’ ability to compete successfully for residents and patients at the properties. See “Risk Factors—Risks Arising from Our Business—Our tenants, managers and operators may be adversely affected by increasing healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2008, we had 63 full-time employees, none of whom are subject to a collective bargaining agreement. We consider the relationship with our employees to be good.

Insurance

We maintain and/or require in our existing leases and other agreements that our tenants, managers and operators maintain all applicable lines of insurance on our properties and their operations. For example, under the Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at those properties. We believe that our tenants, managers and operators are in substantial compliance with the insurance requirements contained in their respective leases and other agreements with us. However, we cannot assure you that Kindred or our other tenants, managers and operators will maintain such insurance, and any failure by them to do so could have a Material Adverse Effect on us. General and professional liability and casualty insurance covering our properties managed by Sunrise and the related operations is currently maintained by Sunrise in accordance with the standards contained in our management agreements. However, we may elect, on an annual basis, to opt in or out of the Sunrise insurance program. If for any reason we chose to opt out of the Sunrise insurance program, we would maintain general and professional liability and casualty insurance for our Sunrise-managed properties in accordance with the standards contained in the management agreements. The costs of the insurance program covering our Sunrise-managed properties are facility expenses paid from the revenues of these properties, regardless of who maintains the insurance.

We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants, managers and operators are customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable cost or that we or our tenants, managers and operators will be able to maintain adequate levels of insurance coverage. In addition, we cannot give any assurances as to the future financial viability of our insurers or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event.

Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance is limited and the premiums for such coverage remain very high. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with self-insurance programs that provide less insurance coverage. As a result, the tenants, managers and operators of our properties could incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations, and which, in turn, could affect adversely their ability to make rental payments under, or otherwise comply with the terms of, their leases with us or, with regard to our Sunrise-managed properties, adversely affect our results of operations. We cannot assure you that our tenants, managers and operators will continue to carry the insurance coverage required under the terms of their leases and other agreements with us or that we will continue to require the same levels of insurance under those leases and agreements.

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

GOVERNMENTAL REGULATION

Healthcare Regulation

Overview

Seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. These laws vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies which believe there should be more federal regulation of these properties, thus far, Congress has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more are expected to do the same in the future.

In contrast, skilled nursing facilities, hospitals and other healthcare facilities are subject to extensive and extremely complex federal, state and local laws and regulations relating to, among other things, licensure, conduct of operations, ownership and addition of facilities, provision of services, rate setting and billing, reimbursement, and confidentiality and security of health-related information. These laws authorize periodic inspections and investigations and identification of deficiencies that, if not corrected, can result in sanctions such as suspension or loss of licensure to operate and loss of rights to participate in government-funded healthcare programs. Regulatory agencies have substantial powers to affect the actions of the operators of these properties if they believe that there is an imminent threat to patient welfare, and, in some states, these powers can include assumption of interim control over facilities through receiverships.

While different properties within our portfolio may be more likely subject to certain types of regulation, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. A significant expansion of applicable federal, state or local laws and regulations, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to make rental payments under, or otherwise comply with the terms of, their leases with us. In addition, efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) are expected to intensify and continue. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could also have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

Licensure and Certification

Participation in the Medicare and Medicaid programs generally requires the operators of our skilled nursing facilities to be licensed on an annual or bi-annual basis and certified annually through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. The failure of an operator to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a property. A loss of licensure or certification could also adversely affect a skilled nursing facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Similarly, in order to receive Medicare and Medicaid reimbursement, our hospitals must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services (“HHS”) relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Certificates of Need

Skilled nursing facilities and hospitals are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are sometimes necessary for expansion of existing facilities, construction of new facilities, changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. Over the last several years, in response to mounting Medicaid budget deficits, many states have begun to tighten CON controls, including through the imposition of moratoriums on new skilled nursing facilities and hospitals. Some states have also increased controls over licensing and change-of-ownership rules.

These CON laws and regulations may restrict an operator’s ability to expand our properties and grow its business in certain circumstances, which could have an effect on the operator’s revenues and, in turn, adversely impact us. In addition, in the event that any operator of our properties fails to make rental payments to us or to comply with applicable healthcare regulations, our ability to evict that operator and substitute another operator for a particular facility may be materially delayed or limited by CON laws, as well as by various state licensing and receivership laws and Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on our ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. We may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

Fraud and Abuse

Various federal and state laws and regulations prohibit a wide variety of fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals for work in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include:

•

The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

•

The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law”), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) or Medicaid have ownership interests or certain other financial arrangements;

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs);

•	The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts; and

•

The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as minimum staffing levels, criminal background checks, and limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Increased funding through recent federal and state legislation has led to significant growth in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare crimes.

As federal and state budget pressures continue, administrative agencies may continue to escalate their investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state anti-fraud and abuse laws and regulations by an operator of our properties could have a material adverse effect on the operator’s liquidity, financial condition or results of operations, which could affect adversely its ability to make rental payments under, or otherwise comply with the terms of, its leases with us.

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract a great deal of legislative interest and public attention. In an effort to reduce federal spending on healthcare, the federal government enacted the Balanced Budget Act of 1997 (“BBA”), which fundamentally altered payment methodologies for the Medicare and Medicaid programs, resulting in substantial, and in some cases drastic, Medicare reimbursement reductions for healthcare providers. The BBA also afforded states greater flexibility in administering their Medicaid programs, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

To lessen the negative financial impact from implementation of the BBA, the federal government subsequently passed the following key statutes and regulations:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	The one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%, instituted by the Centers for Medicare & Medicaid Services (“CMS”), which began on October 1, 2003;

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”);

•	The Deficit Reduction Act of 2005 (Pub. L No. 109-171) (“DRA”); and

•	The Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432).

The Medicare and Medicaid programs, including payment levels and methods, continue to evolve and are less predictable following the enactment of the BBA, notwithstanding these reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make rental payments to, or otherwise comply with the terms of, their leases with us and which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The BBA mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”), which became effective on October 1, 2002 for cost reporting periods commencing on or after that date. Under LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs, long-term acute care hospitals are reimbursed on a predetermined rate, rather than on a reasonable cost basis that reflects costs incurred. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.

Updates to LTAC PPS payment rates are established by regulators and published annually for the long-term acute care hospital rate year, which historically has been July 1 through June 30. However, effective for the 2010 rate year, as more fully explained below, annual rate updates will coincide with annual updates to the LTC-DRG classification system, which correspond to the federal fiscal year (October 1 through September 30).

On December 29, 2007, President Bush signed into law the Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub. L. No. 110-173) (the “Medicare Extension Act”). Section 114 of the Medicare Extension Act was intended to implement the recommendations of the Medicare Payment Advisory Commission (“MedPAC”), an independent agency established by the BBA to advise Congress on issues affecting the Medicare program, to better define long-term acute care hospitals and the patients they treat by using better patient and facility-level criteria. Long-term acute care hospitals must institute a patient review process to better assess patients upon admission and on a continuing basis for appropriateness of care, and, as a result of the Medicare Extension Act, CMS medical necessity reviews for long-term acute care hospitals will be significantly expanded. Section 114 of the Medicare Extension Act, among other things, also provided the following relief from recent long-term acute care hospital payment policy changes:

•	It prevents CMS from applying the “25-percent rule,” which limits payments from referring co-located hospitals, to freestanding and grandfathered long-term acute care hospitals for three years;

•	It modifies the application of the 25-percent rule to certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years;

•	It prevents CMS from applying the “very short stay outlier” policy for three years; and

•	It prevents CMS from making any one-time adjustments to correct estimates used in implementing LTAC PPS for three years.

Lastly, the Medicare Extension Act placed a partial-year freeze on long-term acute care hospital rates in the fourth quarter of fiscal year 2008 (April 1, 2008 through June 30, 2008) and introduced a moratorium on new long-term acute care hospitals and beds for three years.

On May 9, 2008, CMS published its final rule updating LTAC PPS payment rates for the 2009 rate year (July 1, 2008 through September 30, 2009). The final rule increased the standard federal payment rate for long-term acute care hospitals by 2.7% from the 2008 rate established by Congress in the Medicare Extension Act. The final rule included a 3.6% increase in the hospital market basket index, less a 0.9% adjustment to offset recent coding behavioral changes. The final rule also changed the annual rate update to October 1 (effective for the 2010 rate year) to coincide with the annual update to the severity-adjusted diagnosis-related group (MS-DRG) classifications and weights. CMS estimates that payments to long-term acute care hospitals under the final rule will increase by approximately $110 million in the first twelve months of the 2009 extended fifteen-month rate year.

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

On August 19, 2008, CMS published its final rule updating the inpatient prospective payment system (“IPPS”) for short-term and long-term acute care hospitals for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). On October 3, 2008, CMS published corrections to the final rule to implement changes required by Section 124 of the Medicare Improvements for Patients & Providers Act of 2008 (Pub. L. No. 110-275) (“MIPPA”). The final rule, as corrected, continues reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the MS-DRG classifications and weights for short-term acute care hospitals and the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals. CMS projects that aggregate annual spending under both classification systems will not change as a result of the reforms. However, CMS expects that payments would increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill.

MedPAC has recommended increasing Medicare rates for long term acute care hospitals by 1.6% for fiscal year 2010. However, we cannot assure you that future updates to LTAC PPS, LTC-DRGs or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Medicare Reimbursement; Skilled Nursing Facilities

The BBA also mandated the creation of a prospective payment system for skilled nursing facilities (“SNF PPS”) offering Part A covered services. Under SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. SNF PPS payments are made on a per diem basis for each resident and are generally intended to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs.

In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the BBRA in 1999. The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. That moratorium was subsequently extended until December 31, 2005 pursuant to the Medicare Modernization Act, and, on January 1, 2006, the therapy limitations went into effect until the DRA was enacted. The DRA, signed into law on February 8, 2006, retroactively established an exception process for the payment of all claims above the therapy limits when such services are deemed medically necessary. The DRA process for obtaining relief from the therapy caps was extended through December 31, 2007 by the Tax Relief and Health Care Act of 2006 and further extended through June 30, 2008 by Section 105 of the Medicare Extension Act. On July 15, 2008, Congress passed the MIPPA, which, among other things, granted an eighteen-month extension of the Medicare Part B outpatient therapy cap exceptions process that had expired on June 30, 2008.

Pursuant to its final rule updating SNF PPS for the 2006 federal fiscal year, CMS refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

Under its final rule updating LTC-DRGs for the 2007 federal fiscal year, CMS reduced reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimated that this change in treatment of bad debt would result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from federal fiscal year 2006 to 2010. The rule also included various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group.

On August 8, 2008, CMS published its final rule updating SNF PPS payment rates for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The final rule, among other things, updates the Medicare payment rate to skilled nursing facilities for the 2009 federal fiscal year by increasing the market basket by 3.4%. The final rule also delays a proposed recalibration of the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities. The proposed recalibration was intended to revise the RUG payment rates to more accurately reflect the needs of patients and would have reduced payments to skilled nursing facilities by an estimated 3.3% in federal fiscal year 2009. CMS has indicated it will continue to evaluate the underlying data carefully for possible future adjustments. CMS estimates that, as a result of the market basket increase, payments to skilled nursing facilities will increase by $780 million in fiscal year 2009.

MedPAC has recommended stable Medicare rates for skilled nursing facilities for fiscal year 2010. We cannot assure you that future updates to SNF PPS, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our skilled nursing facilities. Although the federal government and the states share responsibility for financing Medicaid, states have a wide range of discretion, within certain federal guidelines, to determine eligibility and reimbursement methodology. In addition, federal legislation limits an operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. For the last several years, many states have announced actual or potential budget shortfalls. As a result of these shortfalls, many states are attempting to slow the rate of growth in Medicaid expenditures by implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and skilled nursing facilities, or by restricting eligibility and benefits.

In the DRA, Congress made changes to the Medicaid program that were estimated to result in $10 billion in savings to the federal government over the five years following enactment of the legislation, primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS’s final rule updating SNF PPS for the 2006 federal fiscal year were also anticipated to reduce Medicaid payments to skilled nursing facility operators. In addition, as part of the Tax Relief and Health Care Act of 2006, Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it was anticipated that this reduction should have a negligible effect, affecting only those states with taxes in excess of 5.5%. We have not ascertained the impact of this reduction on our skilled nursing facility operators.

Reimbursement methodologies continue to evolve. At this time, we cannot predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the U.S. government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. We also cannot assure you that payments under Medicaid are currently, or will be in the future, sufficient to fully reimburse our operators for the cost of providing skilled nursing services. Severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators, which, in turn, could have a Material Adverse Effect on us.

Recent Developments

On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009 (Pub. L. No. 111-5) (the “Recovery Act”). The Recovery Act appropriates additional funds for health care improvement, expansion, and research. The Recovery Act, for example, temporarily increases federal payments to state Medicaid programs by $86.6 billion by, among other things, increasing the federal share of Medicaid payments to the states by 6.2% across the board, with additional funds available depending on a State’s rate. The Recovery Act requires states to promptly pay nursing facilities under their Medicaid program, and precludes states, as a condition of receiving the additional funding, from heightening their Medicaid eligibility requirements. The additional federal payments to state Medicaid programs under the Recovery Act may have a positive impact on our skilled nursing facility operators, although the precise impact and when it will occur, and whether it will in fact be positive, cannot be ascertained at this time.

The President’s Budget, released on February 26, 2009, proposed certain adjustments to Medicaid, Medicare and Medicare Advantage Plans, which may or may not affect the operating income of the operators of our healthcare properties. The impact of these adjustments, if any, has not been determined.

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

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been a release or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—Risks Arising from Our Business—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs” included in Item 1A of this Annual Report on Form 10-K.

We are generally indemnified by the current operators of our properties for contamination caused by those operators. For example, under the Kindred Master Leases, Kindred has agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date (including as a result of migration from adjacent properties not owned or operated by us or any of our affiliates other than Kindred and its direct affiliates). However, we cannot assure you that Kindred or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Kindred or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “Risk Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living or to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2008 and do not expect that we will have to make any such material capital expenditures during 2009.

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

The statements in this section are based on the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury Regulations and administrative and judicial interpretations thereof. The laws governing the federal income tax treatment of REITs and their stockholders are highly technical and complex, and this summary is qualified in its entirety by the authorities listed above, as in effect on the date hereof. We cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement in this section to be inaccurate.

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

We may also be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate level tax). If we dispose of any of these assets and recognize gain on the disposition of such asset during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally will be subject to regular corporate income tax on the gain equal to the lower of (i) the recognized gain at the time of the disposition or (ii) the built-in gain in that asset as of the date it became a REIT asset. Effective January 1, 2009, our Kindred assets were no longer subject to Built-in Gains Tax. The 21 Brookdale assets we acquired in connection with our Provident acquisition will remain subject to Built-in Gains Tax until November 2014.

In addition, if we fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below) and nonetheless maintain our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the gross income attributable to the greater of the amount by which we failed the applicable test (or, for our 2001 through 2004 taxable years, a 90% test in lieu of the 95% test), multiplied by a fraction intended to reflect our profitability. If we violate one or more of the REIT asset tests (as discussed below) under certain circumstances, but the violation is due to reasonable cause and not willful neglect and we were to take certain remedial actions, we may avoid a loss of our REIT status by, among other things, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during a specified period. If we fail to satisfy one or more requirements for REIT qualification, other than the 75% gross income test, the 95% gross income test or the assets tests, but nonetheless maintain our qualification as a REIT because certain other requirements have been met, we may be subject to a $50,000 penalty for each failure. Finally, we will incur a 100% excise tax on certain transactions with a taxable REIT subsidiary that are not conducted on an arm’s-length basis.

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

If we fail to satisfy one or both of the gross income tests and the relief provisions for any year, we will not qualify as a REIT for such year. Loss of our REIT status would have a Material Adverse Effect on us.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interest in real property and in mortgages on real property and shares in other qualifying REITs) or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”). Second, of the investments not meeting the requirements of the 75% asset test, the value of any one issuer’s debt and equity securities owned by us (other than our interest in any entity classified as a partnership for federal income tax purposes, the stock of a taxable REIT subsidiary (as defined below) or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any one issuer’s outstanding voting securities (the “10% voting securities test”) or 10% of the value of any one issuer’s outstanding securities, subject to limited “safe harbor” exceptions (the “10% value test”). In addition, no more than 25% of the value of our assets can be represented by securities of taxable REIT subsidiaries (the “25% TRS test”).

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

Furthermore, if we fail any of the asset tests discussed above at the end of any quarter without curing such failure within 30 days after the end of such quarter, we would fail to qualify as a REIT, unless we were to qualify under certain relief provisions enacted as part of the American Jobs Creation Act of 2004. Under one of these relief provisions, if we fail the 5% asset test, the 10% voting securities test or the 10% value test, we nevertheless would continue to qualify as a REIT if the failure is due to the ownership of assets having a total value not exceeding the lesser of 1% of our assets at the end of the relevant quarter or $10 million, and we were to dispose of such assets (or otherwise meet such asset tests) within six months after the end of the quarter in which the failure was identified. If we fail to meet any of the REIT asset tests for a particular quarter, but we do not qualify for the relief for de minimis failures that is described in the preceding sentence, then we would be deemed to have satisfied the relevant asset test if: (i) following our identification of the failure, we were to file a schedule with a description of each asset that caused the failure; (ii) the failure is due to reasonable cause and not willful neglect; (iii) we were to dispose of the non-qualifying asset (or otherwise meet the relevant asset test) within six months after the last day of the quarter in which the failure was identified; and (iv) we were to pay a penalty tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during the period beginning on the first date of the failure and ending on the date we dispose of the asset (or otherwise cure the asset test failure). It is not possible to predict, however, whether in all circumstances we would be entitled to the benefit of these relief provisions. We intend to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take such other actions as may be required to comply with those tests.

We believe, but we cannot assure you, that we have been and will continue to be in compliance with the 75% asset test, the 10% voting securities test, the 10% value test, the 5% asset test and the 25% TRS test. If we fail to satisfy any of these tests and the relief provisions, we would lose our REIT status, which would have a Material Adverse Effect on us.

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

We believe, but we cannot assure you, that we have satisfied the annual distribution requirements for the year of our REIT election and each year thereafter through the year ended December 31, 2008. Although we intend to continue meeting the annual distribution requirements to qualify as a REIT for federal income tax purposes for the year ending December 31, 2009 and subsequent years, it is possible that economic, market, legal, tax or other considerations may limit our ability to meet such requirements. As a result, if we are not able to meet the annual distribution requirement, we would fail to qualify as a REIT. Moreover, if we distribute 100% of our REIT taxable income by taking advantage of the “throwback rule” described in clause (ii)(C) of the second sentence of the preceding paragraph, satisfying the REIT distribution requirement and generally avoiding corporate level tax, we may incur a 4% nondeductible excise tax.

In Revenue Procedure 2009-15, the IRS stated that it would treat stock dividends as distributions for purposes of satisfying the REIT distribution requirements for calendar years 2008 and 2009, provided that stockholders can elect to receive the distribution in either cash or stock, subject to certain limitations. Any stock so distributed would be taxable to the recipient. We may choose to declare stock dividends in accordance with Revenue Procedure 2009-15 or otherwise. Also, we have net operating loss carryforwards that we can use to reduce our annual distribution requirements. See “Note 12—Income Taxes” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Failure to Continue to Qualify

If we fail to satisfy one or more requirements for REIT qualification, other than an asset or income test violation of a type for which relief is otherwise available as described above, we would retain our REIT qualification if the failure is due to reasonable cause and not willful neglect and if we were to pay a penalty of $50,000 for each such failure. However, it is not possible to predict whether in all circumstances we would be entitled to the benefit of this relief provision.

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

Federal Income Taxation of U.S. Stockholders

As used herein, the term “U.S. Stockholder” means a holder of our common stock that for U.S. federal income tax purposes is: (i) an individual who is a citizen or resident of the United States; (ii) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) any trust with respect to which (A) a U.S. court is able to exercise primary supervision over the administration of such trust or (B) an election has been made under applicable U.S. Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If a partnership holds our common stock, the tax treatment of a partner will generally depend on the status of the partner and on the activities of the partnership. Partners of partnerships holding our stock should consult their tax advisors. This section assumes the U.S. Stockholder holds our common stock as a capital asset.

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

If a Non-U.S. Stockholder does not own more than 5% of our shares at any time during the one-year period ending on the date of the distribution, the gain will not be considered to be effectively connected with a U.S. business. As such, a Non-U.S. Stockholder who does not own more than 5% of our shares would not be required to file a U.S. federal income tax return by receiving such a distribution. In this case, the distribution will be treated as a REIT dividend to that Non-U.S. Stockholder and taxed as a REIT dividend that is not a capital gain distribution (and subject to possible withholding), as described above. In addition, the branch profits tax will not apply to the distribution.

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

As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a broker that (i) is a U.S. person, (ii) is a foreign partnership that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, or (iii) is a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A stockholder may obtain a refund of any amounts withheld under the backup withholding rules in excess of its U.S. federal income tax liability by timely filing the appropriate claim for a refund with the IRS.

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

Possible Legislative or Other Actions Affecting Tax Consequences

You should recognize that our present federal income tax treatment may be modified by future legislative, judicial and administrative actions or decisions at any time, which may be retroactive in effect, and which could adversely affect the tax consequences of an investment in shares of our common stock. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts.

On July 30, 2008, the Housing and Economic Recovery Tax Act of 2008 (the “2008 Act”) was enacted into law. The 2008 Act’s sections that affect the REIT provisions of the Code are generally effective for taxable years beginning after its date of enactment, and for us will generally mean that the new provisions apply from and after January 1, 2009, except as otherwise indicated below.

The 2008 Act made the following changes to, or clarifications of, the REIT provisions of the Code that could be relevant for us:

•

Taxable REIT Subsidiaries.    The limit on the value of taxable REIT subsidiaries’ securities held by a REIT has been increased from 20% to 25% of the total value of such REIT’s assets. See “—Requirements for Qualification as a REIT—Taxable REIT Subsidiaries.”

•

Rental Income from a TRS.    A REIT is generally limited in its ability to earn qualifying rental income from a TRS. The 2008 Act permits a REIT to earn qualifying rental income from the lease of a qualified healthcare property to a TRS if an eligible independent contractor operates the property. In certain future circumstances, we may find it advantageous to lease properties to one or more TRSs in this manner.

•

Foreign Currency as Cash.    Foreign currency that is the functional currency of a REIT or a qualified business unit of a REIT and is held for use in the normal course of business of such REIT or qualified business unit will be treated as cash for purposes of the 75% asset test. The foreign currency must not be derived from dealing, or engaging in substantial and regular trading in securities. See “—Requirements for Qualification as a REIT—Asset Tests.”

•

Foreign Currency Gain.    Under the 2008 Act, foreign currency gain earned after July 30, 2008 that qualifies as “real estate foreign exchange gain” is excluded from both the 75% and 95% gross income tests, while income from foreign currency gains that qualifies as “passive foreign exchange gain” is excluded from the 95% gross income test, but is treated as non-qualifying income for the 75% gross income test. Real estate foreign exchange gain is foreign currency gain attributable to (i) any item of income or gain which qualifies for purposes of the 75% gross income test, (ii) the acquisition or ownership of obligations secured by mortgages on real property or interests in real property, or (iii) becoming or being an obligor under debt obligations secured by mortgages on real property or on interests in real property. Real estate foreign exchange gain also includes foreign currency gain attributable to a qualified business unit (“QBU”) of the REIT if the QBU meets the 75% gross income test for the taxable year and the 75% asset test at the close of each quarter of the taxable year that the REIT directly or indirectly owned an interest in the QBU. Passive foreign exchange gain includes all real estate foreign exchange gain plus foreign currency gain attributable to (i) any item of income or gain which qualifies for purposes of the 95% gross income test, (ii) the acquisition or ownership of debt obligations, or (iii) becoming or being the obligor under debt obligations. The Treasury Department has the authority to expand the definitions of real estate foreign exchange and passive foreign exchange gain to include other items of foreign currency gain.

•

Expanded Prohibited Transactions Safe Harbor.    The safe harbor from the prohibited transactions tax for certain sales of real estate assets is expanded by reducing the required minimum holding period from four years to two years, among other changes.

•

Hedging Income.    Income from a hedging transaction entered into after July 30, 2008, that complies with identification procedures set out in U.S. Treasury Regulations and hedges indebtedness incurred or to be incurred by us to acquire or carry real estate assets will not constitute gross income for purposes of both the 75% and 95% gross income tests.

•

Reclassification Authority.    The Secretary of the Treasury is given broad authority to determine whether particular items of gain or income recognized after July 30, 2008, qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

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

Risks Arising from Our Business

We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us.

We lease a substantial portion of our properties to Kindred and Brookdale Senior Living, and they are each a significant source of our total revenues and operating income. Since the Kindred Master Leases and our leases with Brookdale Senior Living are triple-net leases, we depend on Kindred and Brookdale Senior Living not only for rental income, but also to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. Any inability or unwillingness by Kindred or Brookdale Senior Living to make rental payments to us or to otherwise satisfy its obligations under its agreements with us could have a Material Adverse Effect on us. Any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could adversely affect its business reputation and ability to attract and retain patients and residents in its properties and also could have a Material Adverse Effect on us. Moreover, Kindred and certain subsidiaries of Brookdale Senior Living, namely Brookdale and Alterra, have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot assure you that Kindred or such subsidiaries of Brookdale Senior Living will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy these indemnification obligations.

The properties managed by Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us.

Sunrise currently manages 79 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and operating income. Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our properties efficiently and effectively. We also rely on Sunrise to set resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate those properties in accordance with the terms of our management agreements and in compliance with all applicable laws and regulations. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise to enhance its pay and benefits package to compete effectively for such personnel, and Sunrise may not be able to offset such added costs by increasing the rates charged to residents. Any increase in these costs, which are included in the operating budget for each property, any failure by Sunrise to attract and retain qualified personnel, or any change in Sunrise’s senior management could adversely affect the income we receive from these properties and have a Material Adverse Effect on us.

In addition, any adverse developments in Sunrise’s business and affairs, financial strength or ability to operate our properties efficiently and effectively could have a Material Adverse Effect on us. As a result of the current economic and credit crisis and Sunrise’s weakened financial condition, as disclosed in Sunrise’s filings with the Commission and other public announcements, Sunrise may experience significant financial, legal, accounting or regulatory difficulties, which could result in, among other adverse events, acceleration of its indebtedness, the inability to renew or extend its revolving credit facility, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings under the U.S. Bankruptcy Code by or against Sunrise. Any one or a combination of these events could have a Material Adverse Effect on us.

The severe weakening economy could adversely impact our operating income and earnings, as well as the results of operations of our tenants and operators, which could impair their ability to meet their obligations to us.

The United States is experiencing a recession which is nearing the longest duration since the Great Depression. Continued concerns about the uncertainty over whether our economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. This difficult operating environment could adversely affect our ability to generate revenues and/or increase our costs at our Sunrise-managed properties, thereby reducing our operating income and earnings. It could also have an adverse impact on the ability of our tenants and operators to maintain occupancy rates in our properties, which could harm their financial condition. If these economic conditions continue, we may experience operating deficiencies at our Sunrise-managed properties and/or our tenants and operators may be unable to meet their rental payments and other obligations due to us, which could have a Material Adverse Effect on us.

We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.

We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors could become bankrupt or insolvent. Although our lease, loan and management agreements provide us with the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap might be substantially less than the remaining rent actually owed under the lease, and it is quite likely that any claim we might have for unpaid rent would not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, would generally be more limited. Similarly, if a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In the event of an obligor bankruptcy, we may also be required to fund certain expenses and obligations (e.g. real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on a property and/or transition a property to a new tenant, operator or manager.

We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace any of our tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets.

We cannot predict whether our tenants will renew existing leases upon the expiration of the terms thereof. If the Kindred Master Leases, our leases with Brookdale Senior Living or any of our other leases are not renewed, we would be required to reposition those properties with another tenant or operator. In certain circumstances, we could also exercise our right to replace any tenant or operator upon a default under the terms of the applicable lease. In case of non-renewal, our tenants are required to continue to perform all obligations (including the payment of all rental amounts) for any assets that are not renewed until expiration of the then current lease term. We generally have one year to arrange for the repositioning of non-renewed assets prior to the expiration of the lease term. If we exercise our right to replace a tenant upon a default under a lease, during any period that we are attempting to locate a suitable replacement tenant or operator, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that we would be successful in identifying suitable replacements or entering into leases with new tenants or operators on terms as favorable to us as our current leases, if at all. In this event, we may be required to fund certain expenses and obligations (e.g. real estate taxes, debt costs and maintenance expenses) to preserve the value and avoid the imposition of liens on properties while they are being repositioned.

Our ability to reposition our properties with another suitable tenant or operator could be significantly delayed or limited by various state licensing receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. These delays, limitations and expenses could materially delay or impact our ability to reposition our properties, collect rent, obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

Our counterparties may not be able to satisfy their obligations to us due to the continued turmoil and uncertainty in the capital markets.

As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or become dependent on the assistance of the U.S. federal government to continue to operate as a going concern. Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants, operators and managers to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. Similarly, if any of our other counterparties, such as letter of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, experiences difficulty in accessing capital or other sources of funds or fails to remain a viable entity, it could have a Material Adverse Effect on us.

We may be unable to successfully foreclose on the collateral securing our real estate loan investments, and even if we are successful in our foreclosure efforts, we may be unable to successfully reposition the properties, which may adversely affect our ability to recover our investments.

If a borrower defaults under one of our mortgage loans, we may have to foreclose on the loan, as we are doing with respect to the Sunwest Loans, or protect our interest by acquiring title to the property and thereafter making substantial improvements or repairs in order to maximize the property’s investment potential. The borrower may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If the borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other remedies against the borrower unless relief is first obtained from the court having jurisdiction over the bankruptcy case. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the property may prevent us from realizing an amount equal to our mortgage loans upon foreclosure, and we may be required to record valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate loan investments, we may inherit properties that we are unable to expeditiously reposition with new tenants or operators, if at all, which would adversely affect our ability to recover our investment.

We are exposed to various operational risks, liabilities and claims with respect to our operating assets that may adversely affect our ability to generate revenues and/or increase our costs and could have a Material Adverse Effect on us.

We are exposed to various operational risks, liabilities and claims with respect to our operating assets, including our Sunrise-managed properties and our medical office buildings, that may adversely affect our ability to generate revenues and/or increase our costs, thereby reducing our profitability. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, increases in costs of materials, energy, labor and services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims and the availability and costs of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies at our operating assets which could have a Material Adverse Effect on us.

We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare assets.

We intend to continue to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare assets domestically and internationally, subject to the contractual restrictions contained in our unsecured revolving credit facilities and the indentures governing our outstanding senior notes. Investments in and acquisitions of these properties entail general risks associated with any real estate investment, including risks that the investment will fail to perform in accordance with expectations, that the estimates of the cost of improvements necessary for acquired properties will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. In addition, any new development projects that we pursue would be subject to risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the risk of incurring development costs in connection with projects that are not pursued to completion. Investments in and acquisitions of properties outside the United States would also expose us to legal, economic and market risks associated with operating in foreign countries, such as currency and tax risks. If we incur additional debt or issue equity securities, or both, to finance future investments, acquisitions or development activity, our leverage could increase or our per share financial results may be reduced.

When we attempt to finance, acquire or develop properties, we compete with healthcare providers, other healthcare REITs, healthcare lenders, real estate partnerships, banks, insurance companies, private equity and other investors, some of whom are significantly larger and have substantially greater financial resources than we do. Our ability to compete successfully for investment and acquisition opportunities is affected by many factors, including our cost of obtaining debt and equity capital at rates comparable to or better than our competitors. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business objectives and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K. Even if we succeed in identifying and competing for such opportunities, we could encounter unanticipated difficulties and expenditures relating to the properties or businesses we invest in or acquire, the investment or acquisition could divert management’s attention from our existing business, or the value of such investment or acquisition could decrease substantially, some or all of which could have a Material Adverse Effect on us.

Furthermore, as we continue to implement our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare assets or businesses, we expect to increase the number of operators of our properties and, potentially, our business segments. We cannot assure you that we will have the capabilities to successfully monitor and manage a portfolio of properties with a growing number of operators and/or manage such businesses.

Our investments are concentrated in seniors housing and healthcare real estate, making us more vulnerable economically than if our investments were diversified.

We invest primarily in real estate—in particular, seniors housing and healthcare properties. This concentration exposes us to all of the risks inherent in investments in real estate to a greater degree than if our portfolio was diversified, and these risks are magnified by the fact that our real estate investments are limited to properties used in the seniors housing or healthcare industries. If the current downturn in the real estate industry continues or intensifies, it could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us. A downturn in the seniors housing or healthcare industries could negatively impact our operating income and earnings, as well as our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Because real estate investments are relatively illiquid, our ability to quickly sell or exchange any of our properties in response to changes in economic or other conditions will be limited. We cannot give any assurances that we will recognize full value for any property that we are required to sell for liquidity reasons. This inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which consequences may not have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our seniors housing and healthcare operations, tenants and operators. Our ability to invest in non-seniors housing or non-healthcare properties is restricted by the terms of our unsecured revolving credit facilities, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of seniors housing or healthcare.

Our tenants, operators and managers may be adversely affected by increasing healthcare regulation and enforcement.

Over the last several years, the regulatory environment surrounding the long-term healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred, Brookdale Senior Living and Sunrise. The extensive federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Changes in enforcement policies by federal and state governments have resulted in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K.

If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Our tenants, operators and managers also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us. We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations, and any changes in the regulatory framework could likewise have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators.

Kindred and certain of our other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by Kindred and our other tenants and operators which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

We have only limited rights to terminate our management agreements with Sunrise, and we may be unable to replace Sunrise if our management agreements are terminated or not renewed.

We and Sunrise are parties to long-term management agreements pursuant to which Sunrise currently provides comprehensive property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years, but may be terminated by us upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies. Each management agreement may also be terminated upon the occurrence of certain insolvency events relating to Sunrise. In addition, if a minimum number of properties fail to achieve a targeted NOI level for a given period, then we may terminate the management agreement on each property in such pool. This targeted NOI level for each property is based upon an expected operating income projection set at the commencement of the management agreement for the applicable property, with such projection escalating annually. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.

In the event that our management agreements with Sunrise are terminated for any reason or are not renewed upon expiration of their terms, we will have to find another manager for the properties covered by those agreements. We believe there are a number of qualified national and regional seniors care providers that would be interested in managing our Sunrise-managed properties. However, we cannot assure you that we will be able to locate another suitable manager or, if we are successful in locating such a manager, that such manager will manage the properties effectively. Any such inability or lengthy delay in replacing Sunrise as manager following termination or non-renewal of our management agreements could have a Material Adverse Effect on us.

Our current and future investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2008, we had a 75% to 85% ownership interest in 61 of our seniors housing communities, with the minority interests in those communities being owned by affiliates of Sunrise. In addition, we owned eight medical office buildings through joint ventures with partners who typically provide management and leasing services for the properties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•

We may be prevented from taking actions that are opposed by our joint venture partners. As the managing member, we have authority to make all decisions for our Sunrise joint ventures except for a limited set of major decisions, which generally include: (a) the merger or disposition of substantially all the assets of the joint venture; (b) the sale of additional interests in the joint venture; (c) the dissolution of the joint venture; (d) the disposition of a property owned by the joint venture; and (e) the acquisition of any real property by the joint venture. Under our MOB joint venture arrangements, we may share decision-making authority with our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and any property held jointly, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;

•

Our ability to transfer our interest in a joint venture to a third party may be restricted. We can generally transfer our interest in the Sunrise joint ventures, without consent, to anyone other than large seniors housing operators or their majority investors. Prior consent of our MOB joint venture partners may be required for a sale or transfer to a third party of our interests in such joint ventures;

•

Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture. Generally, in our Sunrise joint ventures, if either member fails to make a required capital contribution to a joint venture after notice and a cure period, the non-defaulting member may (i) revoke the capital contribution funding notice, (ii) advance to the joint venture the amount of the required capital contribution on behalf of the defaulting member in the form of a loan to the defaulting member, with all of the defaulting member’s subsequent distributions being applied to the loan until repayment in full, or (iii) advance the capital on behalf of the defaulting member with a recalculation of each member’s proportionate interest in the joint venture pursuant to the applicable formula in the agreements. Many of our Sunrise joint venture agreements provide for a punitive reduction in the defaulting member’s proportionate interest in the event of an advance of capital by a non-defaulting member pursuant to option (iii);

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

We currently own twelve seniors housing communities in the Canadian provinces of Ontario and British Columbia. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of our net income. In addition, if we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

Our revenues from the seniors housing communities managed by Sunrise are dependent on private pay sources; Events which adversely affect the ability of seniors to afford our daily resident fees could cause our occupancy rates, resident fee revenues and results of operations to decline.

By and large, assisted and independent living services currently are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Hence, substantially all of the resident fee revenues generated by our Sunrise-managed properties are derived from private pay sources consisting of income or assets of residents or their family members. In general, due to the expense associated with building new properties and the staffing and other costs of providing services at these properties, only seniors with income or assets meeting or exceeding the comparable median in the regions where our properties are located typically can afford to pay the daily resident and care fees. The current economic downturn and decline in the housing market, as well as other events such as changes in demographics, could adversely affect the ability of seniors to afford these fees. If Sunrise is unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, our occupancy rates, resident fee revenues and results of operations could decline, which, in turn, could have a Material Adverse Effect on us.

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

Significant legal actions could subject our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operation.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, our tenants, operators and managers have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees. Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, the insurance coverage of our tenants, operators and managers might not cover all claims against them or continue to be available to them at a reasonable cost. If our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

Kindred insures its professional liability risks, in part, through a wholly owned, limited purpose insurance company. The limited purpose insurance company insures initial losses up to specified coverage levels per occurrence with no aggregate coverage limit. Coverage for losses in excess of those per occurrence levels is maintained through unaffiliated commercial insurance carriers up to an aggregate limit. The limited purpose insurance company then insures all claims in excess of the aggregate limit for the unaffiliated commercial insurance carriers. Kindred maintains general liability insurance and professional malpractice liability insurance in amounts and with deductibles which Kindred management has indicated that it believes are sufficient for its operations.

Our tenants, operators and managers, like Kindred, that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies which rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and we cannot assure you that our tenants’, operators’ and managers’ reserves for future claims will be adequate to cover the actual cost of those claims. If the actual cost of claims is significantly higher than the reserves, our tenants’, operators’ and managers’ liquidity, results of operations and financial condition and the results of operations at our properties could be materially adversely affected, which could have a Material Adverse Effect on us.

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

Our success depends, in part, on our ability to retain key personnel, and the loss of any one of them could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees. Our future performance will be substantially dependent on our ability to retain and motivate these individuals. Competition for these individuals is intense, and we cannot give any assurances that we will retain our key officers and employees or that we can attract or retain other highly qualified individuals in the future. Losing any one or more of these persons could have a Material Adverse Effect on us.

If the liabilities we have assumed in connection with acquisitions are greater than expected, or if there are unknown liabilities, our business could be materially and adversely affected.

We have assumed certain liabilities in connection with our past acquisitions, including, in some cases, contingent liabilities. As we integrate these acquisitions, we may learn additional information about the seller and liabilities that adversely affects us, such as:

•	Liabilities relating to the clean-up or remediation of undisclosed environmental conditions;

•	Unasserted claims of vendors or other persons dealing with the seller;

•	Liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to our acquisition;

•	Claims for indemnification by general partners, directors, officers and others indemnified by the seller; and

•	Liabilities for taxes relating to periods prior to our acquisition.

As a result, we cannot assure you that our past acquisitions will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed are greater than expected, or if there are obligations relating to the acquired properties of which we were not aware at the time we completed the acquisition, our business could be materially adversely affected.

Risks Arising from Our Capital Structure

The recent and ongoing credit and liquidity crisis may limit our access to capital and have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan.

In order to meet our debt payments, make distribution to our stockholders or make future investments necessary to implement our business plan, we may need to raise additional capital. Recently, the global capital and credit markets have been experiencing a period of extraordinary turmoil and upheaval, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. This disruption in the credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for REITs and other companies to access capital or other sources of funds. These conditions include greater stock price volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency. It is difficult to predict how long these conditions will persist and the extent to which our results of operation and financial condition may be adversely affected.

While we currently have no reason to believe that we will be unable to access our unsecured revolving credit facilities in the future, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease funding to borrowers. In addition, the financial institutions that are parties to our unsecured revolving credit facilities might have incurred losses or might have reduced capital reserves on account of their prior lending to borrowers, their holdings of certain mortgage securities or their other financial relationships, in part because of the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these financial institutions might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity, or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these lenders might not be able or willing to honor their funding commitments to us, which would adversely affect our ability to draw on our unsecured revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders. Continued adverse conditions in the credit markets in future years could also adversely affect the availability and terms of future borrowings, renewals or refinancings.

Our options for addressing such capital constraints would include without limitation (i) obtaining commitments from the remaining banks in our lending group or from new banks to fund increased amounts under the terms of our unsecured revolving credit facilities, (ii) accessing the public capital markets, (iii) obtaining secured loans from government-sponsored entities, pension funds or similar sources, (iv) decreasing or eliminating our distributions to our stockholders or paying taxable stock dividends and/or (v) delaying or ceasing our acquisition and investment activity. As with other public companies, the availability of debt and equity capital depends, in part, on the trading levels of our bonds and the market price of our common stock, which, in turn, depends upon various market conditions that change from time to time. Among the market conditions and other factors that may affect our bond trading levels and the market price of our common stock is the market’s perception of our financial condition, our growth potential and our current and future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect our bond trading levels and the market price of our common stock. If we cannot access capital or we cannot access capital at an acceptable cost, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could also result in adverse tax consequences to us. Moreover, certain healthcare regulations may constrain our ability to sell assets. We cannot assure you that we will be able to raise the necessary capital to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business plan, and the failure to do so could have a Material Adverse Effect on us.

We may become more leveraged.

As of December 31, 2008, we had approximately $3.1 billion of indebtedness. Our unsecured revolving credit facilities and the indentures governing our outstanding senior notes permit us to incur substantial additional debt, and we may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and to make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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

In addition, from time to time we mortgage our properties to secure payment of indebtedness. If we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could have a Material Adverse Effect on us.

We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition and investment activity, and our decision to hedge against interest rate risk might not be effective.

We receive a significant portion of our revenues by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain of our debt obligations are floating rate obligations with interest rate and related payments that vary with the movement of LIBOR, Bankers’ Acceptance or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our obligations create interest rate risk. Although our operating assets provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increased cost could have the effect of reducing our profitability or making our lease and other revenues insufficient to meet our obligations, and could make the financing of any acquisition or investment activity more costly. Further, rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher rates upon refinancing. An increase in interest rates may also decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

We may seek to manage our exposure to interest rate volatility by using hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we may earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no amount of hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.

Covenants in our unsecured revolving credit facilities, the indentures governing our senior notes and other debt instruments limit our operational flexibility and a covenant breach could materially adversely affect our operations.

The terms of our unsecured revolving credit facilities, the indentures governing our outstanding senior notes and other debt instruments require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and net worth requirements. Our continued ability to incur indebtedness and operate in general is subject to compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments, in addition to any other indebtedness cross-defaulted against such instruments, even if we satisfy our payment obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a Material Adverse Effect on us.

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

In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations; however, see “—Risks Arising from Our Capital Structure—The recent and ongoing credit and liquidity crisis may limit our access to capital and have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan.” The terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes restrict our ability to engage in some of these transactions.

If we decide to pay taxable stock dividends to meet the REIT distribution requirements, your tax liability may be greater than the amount of cash you receive.

The IRS has recently issued Revenue Procedure 2009-15. Under this Revenue Procedure, the IRS will treat stock dividends as distributions for purposes of satisfying the REIT distribution requirements for calendar year 2009 if each stockholder can elect to receive the distribution in cash, even if the aggregate cash amount paid to all stockholders is limited, provided certain requirements are met. Accordingly, if we decide to pay a stock dividend in accordance with Revenue Procedure 2009-15, your tax liability with respect to such dividend may be significantly greater than the amount of cash you receive.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Seniors Housing and Healthcare Properties

As of December 31, 2008, we owned 513 assets: 248 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 32 MOBs and other properties in 43 states and two Canadian provinces. We believe that the asset type and geographic diversity of the properties makes our portfolio less susceptible to regional economic downturns and adverse changes in regulation or reimbursement rates or methodologies in any single state.

At December 31, 2008, we had mortgage loan obligations outstanding in the aggregate principal amount of $1.5 billion, secured by certain of our properties.

The following table sets forth select information regarding the properties we owned as of December 31, 2008 for each geographic location in which we own property:

	As of December 31, 2008
	Seniors Housing Communities		Skilled Nursing Facilities		Hospitals		MOBs (1)	Other Properties
Geographic Location	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Hospitals	Licensed Beds	Number of Properties	Number of Properties
Alabama	2	221	2	329	—	—	—	—
Arizona	8	663	4	591	2	109	—	—
Arkansas	6	390	—	—	—	—	—	—
California	26	3,304	9	1,132	5	417	—	—
Colorado	6	459	4	464	1	68	3	—
Connecticut	4	458	6	736	—	—	—	—
Florida	14	1,453	—	—	6	511	6	—
Georgia	10	837	4	537	—	—	2	—
Idaho	1	70	7	624	—	—	—	—
Illinois	17	2,637	—	—	4	431	—	—
Indiana	9	1,001	13	1,883	1	59	—	—
Kansas	3	354	—	—	—	—	—	—
Kentucky	—	—	27	3,054	3	760	1	—
Louisiana	1	58	—	—	1	168	—	—
Maine	—	—	8	654	—	—	—	—
Maryland	2	149	—	—	—	—	—	—
Massachusetts	10	1,259	26	2,712	2	109	—	—
Michigan	9	771	—	—	—	—	—	—
Minnesota	9	634	1	140	—	—	—	—
Missouri	1	173	—	—	2	227	1	—
Montana	—	—	2	276	—	—	—	—
Nebraska	1	136	—	—	—	—	—	—
Nevada	1	152	2	174	1	52	—	—
New Hampshire	—	—	3	512	—	—	—	—
New Jersey	9	724	1	153	—	—	1	—
New Mexico	2	344	—	—	1	61	—	—
New York	14	1,307	—	—	—	—	—	—
North Carolina	6	438	16	1,818	1	124	—	—
Ohio	16	1,152	12	1,626	—	—	2	—
Oklahoma	—	—	—	—	1	59	—	—
Oregon	—	—	2	254	—	—	—	—
Pennsylvania	25	1,649	6	797	2	115	2	—
Rhode Island	—	—	2	201	—	—	—	—
South Carolina	2	120	—	—	—	—	—	—
Tennessee	5	338	3	397	1	49	—	—
Texas	3	262	—	—	7	496	3	8
Utah	1	79	5	620	—	—	—	—
Vermont	—	—	1	160	—	—	—	—
Virginia	5	400	4	629	—	—	—	—
Washington	3	320	7	682	—	—	—	—
West Virginia	1	59	—	—	—	—	—	—
Wisconsin	4	172	11	1,825	—	—	—	—
Wyoming	—	—	4	378	—	—	1	—

Total U.S.	236	22,543	192	23,358	41	3,815	22	8
British Columbia	3	276	—	—	—	—	—	—
Ontario	9	848	—	—	—	—	—	—

Total Canada	12	1,124	—	—	—	—	—	—

Total	248	23,667	192	23,358	41	3,815	22	8

(1)	The table excludes two MOBs that were under development as of December 31, 2008.

Corporate Offices

We lease our corporate offices in Louisville, Kentucky and Chicago, Illinois.

ITEM 3.	Legal Proceedings

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

	Sales Price of Common Stock		Dividends Declared
	High	Low
2008
First Quarter	$48.09	$39.00	$0.5125
Second Quarter	50.39	41.32	0.5125
Third Quarter	52.00	38.84	0.5125
Fourth Quarter	49.60	17.31	0.5125

2007
First Quarter	$47.97	$40.91	$0.475
Second Quarter	45.14	34.90	0.475
Third Quarter	43.19	31.38	0.475
Fourth Quarter	47.49	39.37	0.475

As of February 24, 2009, there were 143,404,798 shares of our common stock outstanding held by approximately 2,816 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock so as to comply with the provisions of the Code governing REITs. On February 11, 2009, our Board of Directors declared the first quarterly installment of our 2009 dividend in the amount of $0.5125 per share, payable in cash on March 31, 2009 to stockholders of record on March 18, 2009. We expect to distribute 100% or more of our taxable net income to our stockholders for 2009. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.

Our Board of Directors normally makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers a number of factors when making these decisions, including our current and future liquidity needs and position, current and projected results from operations and performance and credit quality of our tenants, operators, managers and borrowers, we cannot assure you that we will maintain the policy stated above. Please see “Cautionary Statements” and the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K for a description of other factors that may affect our distribution policy.

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

Each of our executive officers have advised us that he or she has not pledged any of our equity securities to secure “margin loans.”

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2008:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	—	—
November 1 through November 30	—	—
December 1 through December 31	14,507	$31.48

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees.

The value of the shares withheld is the closing price of our common stock on the date the vesting occurs.

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2003 through December 31, 2008, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”), the FTSE NAREIT Healthcare Equity REIT Index (the “Healthcare REIT Index”) and the Russell 1000 Index over the same period. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE. We have included the other indices because we believe that they are either most representative of the industry in which we compete, or otherwise provide a fair basis for comparison with Ventas, and are therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Ventas	$100	$131	$161	$222	$249	$194
NYSE Composite Index	100	115	126	151	165	100
Composite REIT Index	100	130	141	189	156	97
Healthcare REIT Index	100	121	123	178	182	160
Russell 1000 Index	100	111	118	137	145	90

ITEM 6.	Selected Financial Data

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as acquisitions, divestitures, changes in accounting policies and other items impact the comparability of the financial data.

	As of and For the Years Ended December 31, (1)
	2008	2007	2006	2005	2004
Operating Data
Rental income	$487,436	$465,069	$388,167	$295,852	$207,375
Resident fees and services	429,257	282,226	—	—	—
Interest expense	203,184	195,731	128,953	93,676	57,122
Property-level operating expenses	306,944	198,125	3,171	2,576	1,337
General, administrative and professional fees	40,651	36,425	26,136	25,075	18,124
Income from continuing operations applicable to common shares	181,814	137,510	122,072	116,357	90,811
Discontinued operations	44,474	139,609	9,358	14,226	30,089
Net income applicable to common shares	226,288	277,119	131,430	130,583	120,900
Per Share Data
Income from continuing operations applicable to common shares, basic	$1.30	$1.12	$1.17	$1.22	$1.09
Net income applicable to common shares, basic	$1.62	$2.26	$1.26	$1.37	$1.45
Income from continuing operations applicable to common shares, diluted	$1.30	$1.12	$1.16	$1.21	$1.08
Net income applicable to common shares, diluted	$1.62	$2.25	$1.25	$1.36	$1.43
Dividends declared per common share	$2.05	$1.90	$1.58	$1.44	$1.30
Other Data
Net cash provided by operating activities	$364,175	$401,626	$238,867	$223,764	$149,958
Net cash used in investing activities	(136,256)	(1,175,192)	(481,974)	(615,041)	(298,695)
Net cash (used in) provided by financing activities	(80,247)	805,649	242,712	389,553	69,998
FFO applicable to common shares (2)	416,042	377,656	249,668	213,203	150,322
Balance Sheet Data
Real estate investments, at cost	$6,160,630	$6,292,181	$3,707,837	$3,027,896	$1,512,211
Cash and cash equivalents	176,812	28,334	1,246	1,641	3,365
Total assets	5,769,984	5,716,628	3,253,800	2,639,118	1,126,935
Senior notes payable and other debt	3,147,694	3,360,499	2,329,053	1,802,564	843,178

(1)

Effective January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB14-1”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recently Adopted Accounting Standards” included in Item 7 of this Annual Report on Form 10-K and “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for detail regarding the impact of APB 14-1 on our Consolidated Financial Statements for the years ended December 31, 2008, 2007 and

2006. APB 14-1 had no impact on our Consolidated Financial Statements for the years ended December 31, 2005 and 2004.
(2)	We consider funds from operations (“FFO”) an appropriate measure of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is FFO indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations” included in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Our corporate and operating environment;

•	2008 highlights and other recent developments;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	Asset and liability management;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Contractual obligations.

Corporate and Operating Environment

We are a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2008, this portfolio consisted of 513 assets: 248 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 32 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of 79 of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of December 31, 2008.

Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third-party managers. We operate through two reportable business segments: triple-net leased properties and senior living operations.

As of December 31, 2008, we had a 100% ownership interest in 444 of our properties. Of the remaining 69 properties, we had a 75% to 85% ownership interest in 61 seniors housing communities, with the minority interest in those communities being owned by Sunrise, and we had joint venture ownership interests in eight MOBs, ranging from 50% to 99.7%. Our joint venture partners also typically provide management and leasing services for these MOBs.

Our business strategy is comprised of three principal objectives: (1) portfolio diversification; (2) stable earnings and growth; and (3) maintaining a strong balance sheet and liquidity. While current conditions in the capital markets persist, maintaining a strong balance sheet and liquidity will be our primary focus.

Access to external capital is an important component of the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At December 31, 2008, only 17.4% of our consolidated debt was variable rate debt. We intend to maintain an investment grade rating on our senior debt securities and manage various capital ratios and amounts within appropriate parameters to the extent it is reasonable to do so. As of December 31, 2008, we had credit ratings of BBB- (stable) from Standard & Poor’s Ratings Services, BBB- (positive) from Fitch Ratings and Ba1 (stable) from Moody’s Investors Service on our senior unsecured debt securities.

Access to capital markets impacts our ability to repay existing indebtedness as it matures and to make future investments. Our cost of and ability to access capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our common stock.

2008 Highlights and Other Recent Developments

Liquidity and Balance Sheet

•

We amended and extended our unsecured revolving credit facility (the “U.S. credit facility”) and entered into a new unsecured revolving credit facility (the “Canadian credit facility”) to expand our aggregate borrowing capacity to $850.0 million and set the maturity date at April 26, 2010. Under the Canadian credit facility, we may borrow up to $150.0 million or the equivalent in Canadian dollars. The U.S. credit facility includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at December 31, 2008.

•

We completed the sale of 9,236,083 shares of our common stock in two underwritten public offerings pursuant to our existing universal shelf registration statement and received aggregate proceeds of $409.0 million from the sales.

•

We purchased $124.4 million principal amount of our 8 3/4% senior notes due 2009 and $52.0 million principal amount of our 6 3/4% senior notes due 2010 in open market transactions and recorded a net gain on extinguishment of debt of $2.5 million.

•

We benefited in 2008 from the reversal of a previously recorded contingent liability in the amount of $23.3 million. We no longer expected to make any payments relating to that contingent liability and, therefore, the liability was removed from our Consolidated Balance Sheet and included in our income for the year.

•	We raised $126.7 million in ten-year 6.6% first mortgage financing on eight seniors housing communities. Our pro rata share of the proceeds was $107.2 million.

Investments

•

We purchased $112.5 million principal amount of first mortgage debt issued by a national provider of healthcare services, primarily skilled nursing care. We purchased the debt at a discount for $98.8 million, resulting in an effective interest rate to maturity of LIBOR plus 533 basis points. Interest on the loan is payable monthly at an annual rate of LIBOR plus 125 basis points, and the loan matures in 2012, subject to a one-year extension, at the borrower’s option, subject to certain conditions.

•	We purchased a 47-unit seniors housing community located in Texas for $5.1 million and leased it to an affiliate of Capital Senior Living Corporation.

•

We purchased three MOBs for approximately $66.8 million, increasing our total MOB investments to over 1.5 million square feet. We own one of these MOBs through a joint venture with a partner that provides management and leasing services for the property.

•

We entered into an agreement giving us the exclusive right, as part of a joint venture, to develop up to ten identified MOBs on hospital campuses in eight states. This joint venture is with a nationally recognized private developer of MOBs and healthcare facilities. As of December 31, 2008, we had initially invested approximately $8.7 million in two MOBs that were both under development. These developments have $32.6 million of committed construction loans.

•

We purchased $70.0 million aggregate principal amount of three fixed rate and one variable rate unsecured corporate debt instruments issued by national healthcare companies, primarily at discounts for a total of $63.7 million. These debt investments mature between October 2012 and April 2016, and the effective interest rate for each investment is approximately 9%.

Dispositions

•	We sold seven healthcare assets in the second quarter for $69.1 million and recognized a gain from the sale of $25.9 million.

•

In the fourth quarter, we sold five seniors housing communities to the existing tenant for $62.5 million. We realized a gain from the sale of $21.5 million, $8.3 million of which was deferred and will be recognized over the next three years.

•	In January 2009, we sold four seniors housing assets for $58.7 million and expect to recognize a gain from the sale of approximately $11 million in the first quarter of 2009.

•	In February 2009, we sold a hospital and a MOB for $35 million in an all-cash transaction and expect to recognize a gain from the sale of $18 million in the first quarter of 2009.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting treatment would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, please see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K include our accounts and the accounts of our wholly owned subsidiaries and joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings applicable to minority interests.

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

Our method for allocating the purchase price paid to acquire investments in real estate requires us to make subjective assessments for determining fair value of the assets and liabilities acquired or assumed. This includes determining the value of the buildings and improvements, land and improvements, ground leases, tenant improvements, in-place tenant leases, above and/or below market leases, other intangibles embedded in contracts and any debt assumed. Each of these estimates requires significant judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations, as amounts allocated to some assets and liabilities have different depreciation or amortization lives. Additionally, the amortization of value assigned to above and/or below market leases is recorded as a component of revenue, as compared to the amortization of in-place leases and other intangibles, which is included in depreciation and amortization in our Consolidated Statements of Income.

We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and/or below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

Marketable Debt and Equity Securities

We record marketable debt and equity securities as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are classified as a component of other assets on our Consolidated Balance Sheets. These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. Interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, are reported in income from loans and investments on our Consolidated Statements of Income.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees, purchase discounts or premiums and/or valuation allowances. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method. We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the loan or lease agreement, (iii) the financial stability of the borrower or tenant and any guarantor, (iv) the payment history of the borrower or tenant and (v) current economic conditions. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors.

Revenue Recognition

Certain of our leases, excluding our master lease agreements with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) (the “Kindred Master Leases”), but including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other substantive contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Resident fees and services are recognized monthly as services are provided. Move in fees, which are a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when the collectibility of the sale price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), prior to our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in April 2007 we made no provision for federal income tax purposes, and we will continue to make no provision for REIT income and expense. As a result of the Sunrise REIT acquisition, we now record income tax expense or benefit with respect to certain of our entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

We account for deferred income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

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

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

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

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the adoption date of SFAS No. 157 for nonfinancial assets and liabilities. We adopted FSP No. 157-2 on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations;” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51;” and Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).

SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred, that acquired research and development value be capitalized, and that acquisition-related restructuring costs be capitalized only if they meet certain criteria. SFAS No. 141(R) did not have a material impact on our Consolidated Financial Statements at the time of adoption.

SFAS No. 160 changes the reporting for minority interests, which must now be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income from controlling interests. As the ownership of a subsidiary increases or decreases, SFAS No. 160 requires that any difference between the consideration paid and the adjustment to the noncontrolling interest balance be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. The adoption of SFAS No. 160 also did not have a material impact on our Consolidated Financial Statements.

APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The following table summarizes the impact that the adoption of APB 14-1 is expected to have on our Consolidated Financial Statements.

As Reported	2008	2007	2006
	(In thousands, except per share amounts)
Deferred financing costs, net	$20,598	$22,836	$18,415
Senior notes payable and other debt	3,147,694	3,360,499	2,329,053
Capital in excess of par value	2,244,596	1,821,294	766,470
Retained earnings (deficit)	(110,407)	(47,846)	(84,176)

Interest expense	203,184	195,731	128,953
Net income applicable to common shares	226,288	277,119	131,430
Earnings per common share—diluted	1.62	2.25	1.25

As Adjusted	2008	2007	2006
	(In thousands, except per share amounts)
Deferred financing costs, net	$22,032	$24,683	$20,636
Senior notes payable and other debt	3,136,998	3,346,530	2,312,020
Capital in excess of par value	2,264,125	1,840,823	785,999
Retained earnings (deficit)	(114,092)	(51,284)	(84,452)

Interest expense	206,869	199,169	129,229
Net income applicable to common shares	222,603	273,681	131,154
Earnings per common share—diluted	1.59	2.22	1.25

Results of Operations

The tables below show our results of operations for each year and the absolute dollar and percentage changes in those results from year to year (dollars in thousands).

Years Ended December 31, 2008 and 2007

	Year Ended December 31,		Change
	2008	2007	$	%
Revenues:
Rental income	$487,436	$465,069	$22,367	4.8%
Resident fees and services	429,257	282,226	147,031	52.1
Income from loans and investments	8,847	2,586	6,261	>100
Interest and other income	4,226	2,839	1,387	48.9

Total revenues	929,766	752,720	177,046	23.5
Expenses:
Interest	203,184	195,731	7,453	3.8
Depreciation and amortization	231,802	227,463	4,339	1.9
Property-level operating expenses	306,944	198,125	108,819	54.9
General, administrative and professional fees (including non-cash stock-based compensation expense of $9,976 and $7,493 for the years ended 2008 and 2007, respectively)	40,651	36,425	4,226	11.6
Foreign currency gain	(162)	(24,280)	24,118	(99.3)
Gain on extinguishment of debt	(2,398)	(88)	(2,310)	>100
Merger-related expenses	4,460	2,979	1,481	49.7

Total expenses	784,481	636,355	148,126	23.3

Income before reversal of contingent liability, income taxes, minority interest and discontinued operations	145,285	116,365	28,920	24.9
Reversal of contingent liability	23,328	—	23,328	nm
Income tax benefit, net of minority interest	15,885	28,042	(12,157)	(43.4)

Income before minority interest and discontinued operations	184,498	144,407	40,091	27.8
Minority interest, net of tax	2,684	1,698	986	58.1

Income from continuing operations	181,814	142,709	39,105	27.4
Discontinued operations	44,474	139,609	(95,135)	(68.1)

Net income	226,288	282,318	(56,030)	(19.8)
Preferred stock dividends and issuance costs	—	5,199	(5,199)	nm

Net income applicable to common shares	$226,288	$277,119	$(50,831)	(18.3)%

nm—not meaningful

Revenues

The increase in our 2008 rental income primarily reflects $6.7 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2007 and 2008 and $15.0 million in additional rent relating to triple-net leased properties and MOBs acquired during 2007 and 2008. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Rental income included in discontinued operations was $14.0 million and $24.7 million for the years ended December 31, 2008 and 2007, respectively.

Revenues related to our triple-net leased properties segment are received directly from the tenant operator of the property based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain limitations). Therefore, while occupancy information is relevant to the operations of the tenant, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties. Looking forward, some of our lease escalators are tied to annual increases in the Consumer Price Index, which recently have trended negatively, and we are likely to see less growth in our rental income from these escalators as long as deflationary conditions continue.

The increase in resident fees and services during 2008 can be attributed primarily to the fact that we did not acquire the Sunrise REIT properties until late April 2007. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. These amounts consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. Average occupancy rates related to these properties were as follows:

			Occupancy
	Number of Communities (1)		For the Year Ended December 31,
	2008	2007	2008	2007 (2)
Stabilized Communities	77	72	91%	93%
Lease-Up Communities	2	7	55%	57%

Total	79	79	89%	90%

			Occupancy
	Number of Communities (1)		For the Year Ended December 31,
	2008	2007	2008	2007 (2)
Same-Store Stabilized Communities	72	72	91%	93%
Same-Store Lease-Up Communities	7	7	70%	57%

Total	79	79	89%	90%

(1)	Includes those communities which were in the respective portfolios as of December 31; five communities were moved from lease-up to stabilized in 2008.
(2)	Occupancy for the period from May 1, 2007 through December 31, 2007 as properties were not acquired until late April 2007.

Income from loans and investments increased during 2008 primarily due to interest earned on a $50.0 million marketable debt security purchased in early April 2008 and a first mortgage debt investment of $98.8 million made in late 2008, partially offset by a gain on the sale of marketable equity securities recognized in the second quarter of 2007.

The increase in our interest and other income during 2008 is primarily attributable to the resolution in September 2008 of a legal dispute.

Expenses

Interest expense included in discontinued operations was $6.3 million and $10.6 million for the years ended December 31, 2008 and 2007, respectively. Total interest expense, including interest allocated to discontinued operations, increased $3.1 million in 2008 over 2007, primarily due to $13.8 million of additional interest from higher loan balances as a result of our 2008 acquisition and loan activity, partially offset by a $11.6 million reduction in interest from lower effective interest rates and a $2.6 million loss due to early repayment of bridge financing in 2007 related to the Sunrise REIT acquisition. Interest expense includes $7.1 million and $5.5 million of amortized deferred financing costs for the years ended December 31, 2008 and 2007, respectively. Our effective interest rate decreased to 6.4% for the year ended December 31, 2008, from 6.8% for the year ended December 31, 2007.

Depreciation and amortization expense increased primarily due to additional depreciation relating to the properties acquired during 2008 and 2007, partially offset by a decrease in amortization expense of approximately $26.9 million related to in-place lease intangibles primarily related to the Sunrise REIT acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Property-level operating expenses increased primarily due to the Sunrise REIT acquisition, a $6.0 million provision for loan losses recorded in the third quarter of 2008, and a $4.0 million increase related to the growth of our MOB business. Our results for 2007 reflect only eight months of the Sunrise-related expenses due to the late April 2007 acquisition date.

The increase in general, administrative and professional fees is a result of our enterprise growth, an increase in non-cash stock-based compensation and dead deal costs.

The foreign currency gain for the year ended December 31, 2007 primarily relates to the Canadian call option contracts we entered into in conjunction with the Sunrise REIT acquisition. See “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. No similar contracts were in place for the comparable 2008 period.

The gain on extinguishment of debt in 2008 primarily represents the purchase of $124.4 million principal amount of our 8 3/4% senior notes due 2009 and $52.0 million principal amount of our 6 3/4% senior notes due 2010 in open market transactions for a discount. The gain on extinguishment of debt in 2007 represents the purchase of $5.0 million principal amount of our outstanding 7 1/8% senior notes due 2015 in an open market transaction for a discount.

Merger-related expenses for 2008 and 2007 primarily consisted of expenses relating to our litigation with HCP, Inc. arising out of the Sunrise REIT acquisition. Merger-related expenses for 2007 also included incremental costs directly related to the acquisition.

Other

We had a $23.3 million deferred tax liability to be utilized for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we had no pending or planned dispositions of these assets through December 31, 2008, we did not expect to pay any amounts related to this contingent liability. Therefore, this contingent liability was no longer required, and $23.3 million was reversed into income during the third quarter of 2008.

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

Preferred stock dividends and issuance costs in 2007 related to the 700,000 shares of our Series A Senior Preferred Stock that were issued to fund a portion of the Sunrise REIT acquisition, all of which we redeemed in

May 2007 using the proceeds from the sale of our common stock. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations

The decrease in discontinued operations is primarily the result of a gain of $129.5 million recognized in 2007 from the sale of 22 assets compared to a gain of $39.0 million recognized in 2008 from the sale of twelve assets. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2007 and 2006

	Year Ended December 31,		Change
	2007	2006	$	%
Revenues:
Rental income	$465,069	$388,167	$76,902	19.8%
Resident fees and services	282,226	—	282,226	nm
Income from loans and investments	2,586	7,014	(4,428)	(63.1)
Interest and other income	2,839	2,770	69	2.5

Total revenues	752,720	397,951	354,769	89.1
Expenses:
Interest	195,731	128,953	66,778	51.8
Depreciation and amortization	227,463	110,754	116,709	>100
Property-level operating expenses	198,125	3,171	194,954	nm
General, administrative and professional fees (including non-cash stock-based compensation expense of $7,493 and $3,046 for the years ended 2007 and 2006, respectively)	36,425	26,136	10,289	39.4
Foreign currency gain	(24,280)	—	(24,280)	nm
(Gain) loss on extinguishment of debt	(88)	1,273	(1,361)	>100
Merger-related expenses	2,979	—	2,979	nm
Rent reset costs	—	7,361	(7,361)	nm

Total expenses	636,355	277,648	358,707	>100

Income before reversal of contingent liability, income taxes, minority interest and discontinued operations	116,365	120,303	(3,938)	(3.3)
Reversal of contingent liability	—	1,769	(1,769)	nm
Income tax benefit, net of minority interest	28,042	—	28,042	nm

Income before minority interest and discontinued operations	144,407	122,072	22,335	18.3
Minority interest, net of tax	1,698	—	1,698	nm

Income from continuing operations	142,709	122,072	20,637	16.9
Discontinued operations	139,609	9,358	130,251	>100

Net income	282,318	131,430	150,888	>100
Preferred stock dividends and issuance costs	5,199	—	5,199	nm

Net income applicable to common shares	$277,119	$131,430	$145,689	>100%

nm—not meaningful

Revenues

The increase in our 2007 rental income, excluding rental income allocated to discontinued operations, primarily reflects (i) $26.4 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2007 and the Kindred rent reset that was effective July 19, 2006, (ii) $7.6 million in additional rent relating to the properties acquired during 2007 (excluding the Sunrise REIT properties), (iii) $41.1 million in additional rent relating to the full year effect in 2007 of properties acquired during 2006, and various other escalations in the rent paid on our existing properties. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Rental income included in discontinued operations was $24.7 million and $30.3 million for the years ended December 31, 2007 and 2006, respectively.

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

Income from loans and investments, which includes amortization of deferred fees, decreased $4.4 million in 2007 primarily due to the repayment of a bridge loan we made in 2006 to affiliates of the seller of 64 properties we currently lease to Senior Care, Inc. (“Senior Care”). The bridge loan bore interest at a rate of approximately 10.4% and was repaid upon consummation of the Senior Care acquisition in November 2006. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We recognized approximately $3.4 million of interest income from this loan during 2006. Additionally, three of the six first mortgage loans we issued during 2005 were repaid in May 2007, representing a decrease in income from loans and investments of approximately $0.8 million.

Expenses

Interest expense included in discontinued operations was $10.6 million and $12.1 million for the years ended December 31, 2007 and 2006, respectively. Total interest expense, including interest allocated to discontinued operations, increased $65.2 million in 2007 over 2006, primarily due to $71.8 million of additional interest from higher loan balances as a result of our 2007 acquisition and loan activity, partially offset by a $9.2 million reduction in interest from lower effective interest rates. In 2007, we also recognized a $2.6 million expense for upfront fees on bridge financing related to the Sunrise REIT acquisition. Interest expense includes $5.5 million and $3.3 million of amortized deferred financing costs for the years ended December 31, 2007 and 2006, respectively. Our effective interest rate decreased to 6.8% for the year ended December 31, 2007, from 7.3% for the year ended December 31, 2006.

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

The foreign currency gain for the year ended December 31, 2007 primarily relates to the Canadian call option contracts we entered into in conjunction with the Sunrise REIT acquisition. See “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. No similar contracts were in place for the comparable 2006 period.

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

Merger-related expenses in 2007 consisted of incremental costs directly related to the Sunrise REIT acquisition and expenses relating to our litigation with HCP, Inc. arising out of the acquisition.

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

Preferred stock dividends and issuance costs related to the 700,000 shares of our Series A Senior Preferred Stock that were issued to fund a portion of the Sunrise REIT acquisition, all of which we redeemed in May 2007 using the proceeds from the sale of our common stock. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations

The increase in discontinued operations is primarily due to the $129.5 million gain on sale of real estate assets recognized in the second quarter of 2007 resulting primarily from the sale of 22 properties to Kindred. See “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Funds from Operations

Our funds from operations (“FFO”) for the five years ended December 31, 2008 are summarized in the following table:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Net income applicable to common shares	$226,288	$277,119	$131,430	$130,583	$120,900
Adjustments:
Real estate depreciation and amortization	231,079	226,354	109,370	79,283	42,128
Real estate depreciation related to minority interest	(6,251)	(3,749)	—	—	—
Loss on real estate disposals	—	—	—	175	—
Discontinued operations:
Gain on sale of real estate assets	(39,026)	(129,478)	—	(5,114)	(19,428)
Depreciation on real estate assets	3,952	7,410	8,868	8,276	6,722

FFO applicable to common shares	416,042	377,656	249,668	213,203	150,322
Preferred stock dividends and issuance costs	—	5,199	—	—	—

FFO	$416,042	$382,855	$249,668	$213,203	$150,322

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

Asset/Liability Management

Asset/liability management is a key element of our overall risk management program. The objective of asset/liability management is to support the achievement of our business strategies while maintaining appropriate risk levels. The asset/liability management process focuses on a variety of risks, including market risk (primarily interest rate risk and foreign currency exchange risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of our FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Market Risk

Market risks relating to our financial instruments result primarily from changes in U.S. or Canadian LIBOR rates, the Canadian Bankers’ Acceptance rate or the U.S. or Canadian Prime rates. Our exposure to market risk for changes in interest rates relate primarily to borrowings under our unsecured revolving credit facilities, certain of our mortgage loans that are floating rate obligations and mortgage loans receivable.

While interest rate fluctuations will generally not affect our fixed rate debt obligations unless such instruments mature, or until such time that we would be required to refinance such debt, they will affect the fair value of our fixed rate instruments. If interest rates have risen at the time our fixed rate debt matures, or at such time we would be required to refinance such debt, our profitability could be adversely affected by the additional cost of borrowings. Conversely, lower interest rates at the time our debt matures or at the time of refinancing may lower our overall borrowing costs. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(In thousands)
Gross book value	$2,592,730	$2,879,907
Fair value (1)	2,436,620	3,002,090
Fair value reflecting change in interest rates: (1)
-100 BPS	2,538,334	3,134,816
+100 BPS	2,340,746	2,877,929

(1)	The change in fair value of fixed rate debt was due primarily to debt repayments and overall changes in interest rates.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2008	2007
Balance:
Fixed rate	$2,592,730	$2,879,907
Variable rate	546,410	467,769

Total	$3,139,140	$3,347,676

Percent of total debt:
Fixed rate	82.6%	86.0%
Variable rate	17.4	14.0

Total	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.5%	6.7%
Variable rate	2.3%	5.5%
Total weighted average rate	5.8%	6.5%

The increase in our outstanding variable rate debt from December 31, 2007 is primarily attributable to additional net borrowings under our unsecured revolving credit facilities and additional borrowings related to 2008 acquisitions. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $97.5 million as of December 31, 2008, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of December 31, 2008, interest expense for 2009 (inclusive of the $97.5 million) would increase and our net income would decrease by approximately $4.5 million, or $0.03 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

In the past, we mitigated some interest rate risk through an interest rate swap agreement designed to hedge against rising interest rates. However, the swap expired on June 30, 2008, and we do not currently have any interest rate swap agreements in effect, nor do we expect to enter into any additional interest rate swap agreements at this time. We may, however, engage in hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not enter into market risk sensitive instruments for trading purposes.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on 2008 results, if the Canadian exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by approximately $0.2 million per year. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).

We also have investments in marketable debt securities where we earn interest on a fixed and floating rate basis. These investments are classified as available for sale and are recorded at fair market value with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair market value of these investments to change. As of December 31, 2008, the fair market value of our marketable debt securities was $51.6 million, with an original cost of $63.7 million.

During 2008, we purchased $112.5 million principal amount of first mortgage debt issued by a national provider of healthcare services, primarily skilled nursing care. We purchased the debt at a discount for $98.8 million, resulting in an effective interest rate to maturity of LIBOR plus 533 basis points. Interest on the loan is payable monthly at an annual rate of LIBOR plus 125 basis points, and the loan matures in January 2012, subject to a one-year extension, at the borrower’s option, subject to certain conditions.

As of December 31, 2008, we held a receivable for three outstanding first mortgage loans (the “Sunwest Loans”) in the aggregate principal amount of $20.0 million. During 2008, we recorded a provision for loan losses on the Sunwest Loans of $6.0 million as a result of certain defaults by the borrower.

As of December 31, 2008, the fair value of our loans receivable was $111.9 million and was based on our estimates of currently prevailing rates for comparable loans. See “Note 8—Loans Receivable” and “Note 10—Fair Value of Financial Instruments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Credit Risk

We receive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are tied to the Consumer Price Index, with caps, floors or collars. We also earn revenue from residents and tenants at our operating assets. Historically, most of our revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) were derived from assets subject to long-term triple-net leases. Currently, 22.3% of our EBITDA is derived from non-triple-net leases (our senior living operations and MOBs) where rental rates may fluctuate upon lease rollovers and renewals due to economic or market conditions.

For the years ended December 31, 2008 and 2007, Kindred accounted for $241.2 million, or 25.5%, of our total revenues and 38.0% of our total NOI (net operating income) (including amounts in discontinued operations), and $240.6 million, or 30.8%, of our total revenues and 41.5% of our total NOI (including amounts in discontinued operations), respectively. For the years ended December 31, 2008 and 2007, Brookdale Senior Living accounted for $121.5 million, or 12.8%, of our total revenues and 19.2% of our total NOI (including amounts in discontinued operations), and $122.8 million, or 15.7%, of our total revenues and 21.2% of our total NOI (including amounts in discontinued operations), respectively. This concentration of rental revenues creates credit risk. As a result, Kindred’s and Brookdale Senior Living’s financial condition and ability to meet their rental payments and other obligations to us has a significant impact on our results of operations and our ability to make distributions to our stockholders. Any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities, which could also affect its ability to pay rent to us. See “Risk Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness of Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 4—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We regularly monitor the credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Approximately 20.0% of our EBITDA and 45.4% of our total revenues (including amounts in discontinued operations) for the year ended December 31, 2008 were attributable to senior living operations managed by Sunrise. Approximately 36.2% of our total revenues (including amounts in discontinued operations) for the year ended December 31, 2007 were attributable to senior living operations managed by Sunrise for the period from April 26, 2007 (the date of the Sunrise REIT acquisition) through December 31, 2007.

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Pursuant to the management agreements, we pay Sunrise a base management fee of 6% of resident fees and similar revenues, subject to reduction based on below target performance relating to NOI for a pool of properties. The minimum management fee assessable under these agreements is 5% of resident fees and similar revenues of the properties. We also pay incentive fees if a pool of properties exceeds aggregate performance targets relating to NOI; provided, however, that total management fees, including incentive fees, shall not exceed 8% of resident fees and similar revenues. In 2008, we paid a 5.75% management fee for 71 properties and management fees of between 6% and 10.4% for eight properties. The management agreements also specify that we (or the joint venture to which we are party, as applicable) will reimburse Sunrise for direct or indirect costs necessary to manage our seniors housing communities.

We may terminate our management agreements upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies. Each management agreement may also be terminated upon the occurrence of certain insolvency events relating to Sunrise. In addition, if a minimum number of properties fail to achieve a targeted NOI level for a given period, then we may terminate the management agreement on each property in such pool. This targeted NOI level for each property is based upon an expected operating income projection set at the commencement of the management agreement for the applicable property, with such projection escalating annually. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.

We own a 75% to 85% ownership interest in 61 of our seniors housing communities pursuant to joint venture agreements, with the minority interests in these joint ventures being owned by Sunrise. These joint ventures are each managed by a board of managers, which we control. As the controlling member, we have authority to make all decisions for our Sunrise joint ventures except for a limited set of major decisions, which generally include: (a) the merger or disposition of substantially all the assets of the joint venture; (b) the sale of additional interests in the joint venture; (c) the dissolution of the joint venture; (d) the disposition of a senior housing community owned by the joint venture; and (e) the acquisition of any real property. We can generally transfer our interest in a Sunrise joint venture, without consent, to anyone other than large seniors housing operators or their majority investors. Generally, Sunrise must obtain our prior consent for any direct or indirect transfer of its interest in a joint venture. With limited exceptions, profits and losses of the joint venture are allocated pro rata to each member. If either member fails to make a required capital contribution to a joint venture after notice and a cure period, the non-defaulting member may (i) revoke the capital contribution funding notice, (ii) advance to the joint venture the amount of the required capital contribution on behalf of the defaulting member in the form of a loan to the defaulting member, with all of the defaulting member’s subsequent distributions being applied to the loan until repayment in full, or (iii) advance the capital on behalf of the defaulting member with a recalculation of each member’s proportionate interest in the joint venture pursuant to the applicable formula in the agreements. Many of our Sunrise joint venture agreements provide for a punitive reduction in the defaulting member’s proportionate interest in the event of an advance of capital by a non-defaulting member pursuant to option (iii). The joint ventures are generally limited to incurring new or refinanced mortgage indebtedness in excess of 75% of the market value of its properties.

See “Risk Factors—Risks Arising from Our Business—The properties managed by Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.

Lease Expirations

As our triple-net leases expire, we are exposed to the risks that our tenants may elect not to renew and, in such event, that we may be unable to reposition our properties on the same or better terms, if at all. The following table summarizes our triple-net lease expirations scheduled to occur over the next ten years (dollars in thousands).

	Number of Tenants	Total Area in Square Feet	2008 Annual Rental Income	% of 2008 Total Rental Income (1)
2009	—	—	$—	—%
2010	117	5,259,703	124,726	27.1
2011	—	—	—	—
2012	6	361,280	4,080	0.9
2013	95	4,496,794	117,657	25.6
2014	3	366,089	3,113	0.7
2015	22	2,140,306	22,149	4.8
2016	1	35,417	1,054	0.2
2017	—	—	—	—
2018	1	31,919	360	0.1

(1)	Total 2008 rental income excludes triple-net rental income included in discontinued operations.

The failure of our tenants to renew our leases could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace any of our tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets” included in Part I, Item IA of this Annual Report on Form 10-K.

Liquidity and Capital Resources

During 2008, our principal sources of liquidity were proceeds from our common stock offerings, issuance of mortgage debt, borrowings under our revolving credit facilities, asset dispositions and cash flows from operations. During the next twelve months, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay $118.1 million of debt maturing; (iv) fund capital expenditures; (v) fund investments and/or commitments; and (vi) make distributions to our stockholders to maintain our REIT qualification under the Code. We believe that these needs will be satisfied by cash flows from operations, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make acquisitions and investments, we may be required to obtain funding from additional borrowings, assumption of debt from the seller, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. We expect to be able to extend, refinance, renew or replace a substantial portion of our unsecured revolving credit facilities prior to their maturity in April 2010, but we cannot give any assurances as to whether we will be able to extend, refinance, renew or replace any portion of our unsecured revolving credit facilities or as to the timing or terms of any such extension, refinancing, renewal or replacement. See “Risk Factors—Risks Arising from Our Capital Structure—The recent and ongoing credit and liquidity crisis may limit our access to capital and have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan” included in Part I, Item 1A of this Annual Report on Form 10-K.

As of December 31, 2008, we had $176.8 million of unrestricted cash and cash equivalents, consisting primarily of investments in U.S. treasury money market funds and cash related to our seniors housing communities that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly. At December 31, 2008, we also had escrow deposits and restricted cash of $55.9 million and unused credit availability of $546.0 million under our unsecured revolving credit facilities.

Unsecured Revolving Credit Facilities

Our unsecured revolving credit facilities mature in April 2010 and permit us to borrow up to an aggregate of $850.0 million. Of this amount, we may borrow up to $150.0 million or the equivalent in Canadian dollars under the Canadian credit facility. The U.S. credit facility includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at December 31, 2008.

The agreements governing our unsecured revolving credit facilities subject us to a number of restrictive covenants. See “Note 9—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Lehman Commercial Paper, Inc. (“Lehman”) is a named lender under our unsecured revolving credit facilities and has a $20 million funding commitment (approximately 2% of the aggregate borrowing capacity under our unsecured revolving credit facilities) to us. Lehman has defaulted on its obligations to fund our borrowing requests, and we are seeking an assignment of this portion of our unsecured revolving credit facilities, through Lehman’s Chapter 11 proceeding, to a third party investor who we believe represents the economic interest in such obligation. We cannot give any assurances as to whether or when an assignment of Lehman’s interest in our unsecured revolving credit facilities may occur. We also cannot give any assurances that the other lenders under our unsecured revolving credit facilities will continue to fund their respective portions of our borrowing requests. While we currently have no reason to believe that we will be unable to access our unsecured revolving credit facilities in the future, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease funding to borrowers. The economic downturn and credit crisis have resulted in the bankruptcy or merger of many financial institutions, like Lehman, that could adversely impact our ability to draw on our unsecured revolving credit facilities. If we are unable to access our unsecured revolving credit facilities, our liquidity and financial condition could be adversely affected.

As of February 20, 2009, we had $410.6 million outstanding under our unsecured revolving credit facilities due April 2010 and approximately $392.3 million of unrestricted cash and cash equivalents, for a net amount of $18.3 million.

Convertible Senior Notes

As of December 31, 2008, we had $230.0 million aggregate principal amount of our 3 7/8% Convertible Senior Notes due 2011 (the “Convertible Notes”) outstanding. The Convertible Notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 15, 2011, at any time prior to the close of business on the second business day prior to the stated maturity, in each case into cash up to the principal amount of the Convertible Notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at the current conversion rate of 22.6262 shares per $1,000 principal amount of notes (which equates to a current conversion price of approximately $44.20 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds the conversion price our earnings per share will be diluted.

Pursuant to the registration rights agreement entered into in connection with our initial offering of the Convertible Notes, we have filed a shelf registration statement covering resales by the holders of shares of our common stock, if any, issued upon conversion of the Convertible Notes. We will not receive any proceeds in connection with any such resales.

The indenture governing the Convertible Notes subjects us to a number of restrictive covenants. See “Note 9—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Certain of our subsidiaries have fully and unconditionally guaranteed the Convertible Notes.

Effective January 1, 2009, we adopted APB 14-1, which requires us to separately account for the liability and equity component in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized. See “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Senior Notes

As of December 31, 2008, we had the following series of senior notes (collectively, the “Senior Notes”) issued by our subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, outstanding:

•	$49.8 million principal amount of 8 3/4% Senior Notes due 2009 (the “2009 Senior Notes”);

•	$123.0 million principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes”);

•	$191.8 million principal amount of 9% Senior Notes due 2012 (the “2012 Senior Notes”);

•	$175.0 million principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”);

•	$170.0 million principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”);

•	$200.0 million principal amount of 6 1/2% Senior Notes due 2016 (the “2016 Senior Notes”); and

•	$225.0 million principal amount of the 6 3/4 % Senior Notes due 2017 (the “2017 Senior Notes”).

During 2008, we purchased $124.4 million principal amount of our outstanding 2009 Senior Notes and $52.0 million principal amount of our outstanding 2010 Senior Notes in open market transactions. As a result of these purchases, we recorded a $2.5 million gain on the extinguishment of debt in 2008. In 2007, we purchased $5.0 million principal amount of our outstanding 2015 Senior Notes in an open market transaction. We may, from time to time, seek to retire or purchase additional amounts of the outstanding Senior Notes for cash and/or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for future access to capital and other factors. The amounts involved may be material.

The indentures governing the Senior Notes subject us to a number of restrictive covenants. See “Note 9—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We and certain of our subsidiaries have fully and unconditionally guaranteed the Senior Notes.

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). Our quarterly dividends in 2008 aggregated $2.05 per share, which is greater than 100% of our 2008 estimated taxable income. We also intend to pay dividends greater than 100% of taxable income for 2009. On February 11, 2009, our Board of Directors declared a quarterly dividend of $0.5125 per share, payable in cash on March 31, 2009 to holders of record on March 18, 2009.

We expect that REIT taxable income will be less than cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement, it is possible that from time to time we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item I of this Annual Report on Form 10-K.

Capital Expenditures

Capital expenditures to maintain and improve our triple-net leased properties are generally the responsibility of our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our operating assets, including our communities that are managed by Sunrise and our MOBs, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding Senior Notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.

Equity Offerings

In 2008, we sold 9,236,083 shares of our common stock in underwritten public offerings pursuant to our existing universal shelf registration statement. We received aggregate proceeds of $409.0 million from the sales, which we used to repay indebtedness outstanding under our unsecured revolving credit facilities and for working capital and other general corporate purposes.

In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our existing universal shelf registration statement. We received $1.05 billion in net proceeds from the sale, which we used along with the proceeds from our disposition of certain Kindred assets (see “Note 6—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K) and borrowings under our unsecured revolving credit facility to redeem all of our outstanding Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan used to fund a portion of the Sunrise REIT acquisition.

Our automatic universal shelf registration statement, filed with the Commission in April 2006, relates to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement will expire in April 2009 pursuant to the Commission’s rules, and we intend to replace it with a new universal shelf registration statement upon expiration.

Other

During 2008 and 2007, we assumed facility-level mortgage debt in connection with certain property acquisitions, including the Sunrise REIT acquisition. See “Note 5—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

All facility-level mortgage debt outstanding was approximately $1.5 billion and $1.6 billion as of December 31, 2008 and 2007, respectively.

We received proceeds of $6.2 million and $9.8 million for the years ended December 31, 2008 and 2007, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be primarily affected by the future performance of our stock price and the number of options outstanding. Options outstanding have increased to 1.4 million as of December 31, 2008, from 0.9 million as of December 31, 2007.

We issued approximately 18,400 and 20,750 shares of common stock under our Distribution Reinvestment and Stock Purchase Plan, for net proceeds of $0.7 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively. We currently offer a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $364.2 million and $401.6 million for the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 is attributable to changes in working capital, partially offset by higher FFO resulting from a full year of our senior living operations, accretive acquisitions and rent escalations from our triple-net lease tenants.

Cash Flows from Investing Activities

Net cash used in investing activities was $136.3 million and $1.2 billion for the years ended December 31, 2008 and 2007, respectively. These activities consisted primarily of: (i) investments in real estate ($53.8 million and $1.3 billion in 2008 and 2007, respectively); (ii) capital expenditures ($16.4 million and $8.2 million in 2008 and 2007, respectively); (iii) investments in loans receivable and marketable debt securities ($172.5 million in 2008); (iv) proceeds from mortgage loans ($0.1 million and $15.8 million in 2008 and 2007, respectively); (v) the sale of marketable equity securities ($7.8 million in 2007); and (vi) proceeds from real estate disposals ($104.2 million and $157.4 million in 2008 and 2007, respectively).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $80.2 million for the year ended December 31, 2008 and included $288.8 million of cash dividend payments to common stockholders and $416.9 million of aggregate principal payments on mortgage obligations. The uses were partially offset by proceeds of $408.5 million from the issuance of common stock, $140.3 million related to the issuance of debt and $73.4 million of net borrowings on our unsecured revolving credit facilities.

Net cash provided by financing activities totaled $805.6 million for the year ended December 31, 2007 and included proceeds of $1.2 billion in bridge financing, $1.05 billion from the issuance of common stock, $176.6 million of net borrowings on our unsecured revolving credit facility and our previous Canadian credit facility and $53.8 million from the issuance of other debt. Uses consisted of (i) $1.2 billion for repayment of the bridge financing, (ii) $286.2 million of cash dividend payments to common and preferred stockholders and (iii) $184.6 million of aggregate principal payments on mortgage obligations.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2008.

	Total	Less than 1 year (4)	1-3 years (5)	3-5 years (6)	More than 5 years (7)
	(In thousands)
Long-term debt obligations (1) (2)	$4,205,902	$361,750	$1,248,611	$902,735	$1,692,806
Acquisition commitments (3)	17,093	17,093	—	—	—
Operating and ground lease obligations	83,180	1,426	2,421	2,059	77,274

Total	$4,306,175	$380,269	$1,251,032	$904,794	$1,770,080

(1)	Amounts represent contractual amounts due, including interest. Includes $300.2 million outstanding on our unsecured revolving credit facilities; we had $176.8 million of unrestricted cash and cash equivalents at December 31, 2008.
(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2008.
(3)	Includes commitments for the purchase of one hospital and additional fundings related to our two MOBs that were under development at December 31, 2008.
(4)	Includes $49.8 million outstanding principal amount of the 2009 Senior Notes.
(5)	Includes outstanding principal amounts of $123.0 million of the 2010 Senior Notes, $230.0 million of the Convertible Notes and $300.2 million under our unsecured revolving credit facilities that mature in 2010; we had $176.8 million in unrestricted cash and cash equivalents at December 31, 2008.
(6)	Includes $191.8 million outstanding principal amount of the 2012 Senior Notes.
(7)	Includes outstanding principal amounts of $175.0 million of the 2014 Senior Notes, $170.0 million of the 2015 Senior Notes, $200.0 million of the 2016 Senior Notes and $225.0 million of the 2017 Senior Notes.

As of December 31, 2008, we had $12.9 million of unrecognized tax benefits under the provisions of FIN 48 that have been excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

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

Ventas, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Ventas, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

26 February 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Ventas, Inc.

We have audited Ventas, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements and financial statement schedule of Ventas, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

26 February 2009

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(In thousands, except per share amounts)

	2008	2007
Assets
Real estate investments:
Land	$555,015	$572,092
Buildings and improvements	5,593,024	5,718,273
Construction in progress	12,591	1,816

	6,160,630	6,292,181
Accumulated depreciation	(987,691)	(816,352)

Net real estate property	5,172,939	5,475,829
Loans receivable, net	123,289	19,998

Net real estate investments	5,296,228	5,495,827
Cash and cash equivalents	176,812	28,334
Escrow deposits and restricted cash	55,866	54,077
Deferred financing costs, net	20,598	22,836
Notes receivable-related parties	—	2,092
Other	220,480	113,462

Total assets	$5,769,984	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$3,147,694	$3,360,499
Deferred revenue	7,057	9,065
Accrued interest	21,931	20,790
Accounts payable and other accrued liabilities	168,198	173,576
Deferred income taxes	257,499	297,590

Total liabilities	3,602,379	3,861,520

Minority interest	19,137	31,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 143,302 and 133,665 shares issued at December 31, 2008 and 2007, respectively	35,825	33,416
Capital in excess of par value	2,244,596	1,821,294
Accumulated other comprehensive (loss) income	(21,089)	17,416
Retained earnings (deficit)	(110,407)	(47,846)
Treasury stock, 15 and 14 shares at December 31, 2008 and 2007, respectively	(457)	(626)

Total stockholders’ equity	2,148,468	1,823,654

Total liabilities and stockholders’ equity	$5,769,984	$5,716,628

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006
Revenues:
Rental income	$487,436	$465,069	$388,167
Resident fees and services	429,257	282,226	—
Income from loans and investments	8,847	2,586	7,014
Interest and other income	4,226	2,839	2,770

Total revenues	929,766	752,720	397,951

Expenses:
Interest	203,184	195,731	128,953
Depreciation and amortization	231,802	227,463	110,754
Property-level operating expenses	306,944	198,125	3,171
General, administrative and professional fees (including non-cash stock-based compensation expense of $9,976, $7,493 and $3,046 for the years ended December 31, 2008, 2007 and 2006, respectively)	40,651	36,425	26,136
Foreign currency gain	(162)	(24,280)	—
(Gain) loss on extinguishment of debt	(2,398)	(88)	1,273
Merger-related expenses	4,460	2,979	—
Rent reset costs	—	—	7,361

Total expenses	784,481	636,355	277,648

Income before reversal of contingent liability, income taxes, minority interest and discontinued operations	145,285	116,365	120,303
Reversal of contingent liability	23,328	—	1,769
Income tax benefit, net of minority interest	15,885	28,042	—

Income before minority interest and discontinued operations	184,498	144,407	122,072
Minority interest, net of tax	2,684	1,698	—

Income from continuing operations	181,814	142,709	122,072
Discontinued operations	44,474	139,609	9,358

Net income	226,288	282,318	131,430
Preferred stock dividends and issuance costs	—	5,199	—

Net income applicable to common shares	$226,288	$277,119	$131,430

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$1.30	$1.12	$1.17
Discontinued operations	0.32	1.14	0.09

Net income applicable to common shares	$1.62	$2.26	$1.26

Diluted:
Income from continuing operations applicable to common shares	$1.30	$1.12	$1.16
Discontinued operations	0.32	1.13	0.09

Net income applicable to common shares	$1.62	$2.25	$1.25

Weighted average shares used in computing earnings per common share:
Basic	139,572	122,597	104,206
Diluted	139,912	123,012	104,731

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Unearned Compensation on Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2006	$25,927	$692,650	$(713)	$(143)	$(50,402)	$—	$667,319

Comprehensive Income:
Net income applicable to common shares	—	—	—	—	131,430	—	131,430
Unrealized gain on interest rate swap	—	—	—	810	—	—	810
Reclassification adjustment for realized gain on interest rate swap included in net income during the year	—	—	—	(359)	—	—	(359)
Unrealized gain on marketable securities	—	—	—	729	—	—	729

Comprehensive income	—	—	—	—	—	—	132,610
Dividends to common stockholders—$1.58 per share	—	—	—	—	(165,204)	—	(165,204)
Issuance of common stock	427	64,573	—	—	—	—	65,000
Issuance of common stock for stock plans	191	9,545	—	—	—	170	9,906
Grant of restricted stock, net of forfeitures	—	415	—	—	—	(170)	245
Reclassification of unearned compensation on restricted stock to capital in excess of par value	—	(713)	713	—	—	—	—

Balance at December 31, 2006	26,545	766,470	—	1,037	(84,176)	—	709,876

Comprehensive Income:
Net income applicable to common shares	—	—	—	—	277,119	—	277,119
Foreign currency translation	—	—	—	18,651	—	—	18,651
Unrealized loss on interest rate swap	—	—	—	(995)	—	—	(995)
Reclassification adjustment for realized gain on interest rate swap included in net income during the year	—	—	—	(548)	—	—	(548)
Realized gain on marketable securities	—	—	—	(729)	—	—	(729)

Comprehensive income	—	—	—	—	—	—	293,498
Dividends to common stockholders—$1.90 per share	—	—	—	—	(240,789)	—	(240,789)
Issuance of common stock	6,727	1,038,986	—	—	—	—	1,045,713
Issuance of common stock for stock plans	106	15,395	—	—	—	434	15,935
Grant of restricted stock, net of forfeitures	38	443	—	—	—	(1,060)	(579)

Balance at December 31, 2007	33,416	1,821,294	—	17,416	(47,846)	(626)	1,823,654

Comprehensive Income:
Net income applicable to common shares	—	—	—	—	226,288	—	226,288
Foreign currency translation	—	—	—	(26,142)	—	—	(26,142)
Unrealized loss on interest rate swaps	—	—	—	(579)	—	—	(579)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	—	1,103	—	—	1,103
Unrealized loss on marketable debt securities	—	—	—	(12,887)	—	—	(12,887)

Comprehensive income	—	—	—	—	—	—	187,783
Dividends to common stockholders—$2.05 per share	—	—	—	—	(288,849)	—	(288,849)
Issuance of common stock	2,309	406,231	—	—	—	—	408,540
Issuance of common stock for stock plans	64	15,901	—	—	—	1,047	17,012
Grant of restricted stock, net of forfeitures	36	1,170	—	—	—	(878)	328

Balance at December 31, 2008	$35,825	$2,244,596	$—	$(21,089)	$(110,407)	$(457)	$2,148,468

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$226,288	$282,318	$131,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	235,754	235,045	119,653
Amortization of deferred revenue and lease intangibles, net	(9,344)	(9,819)	(2,412)
Other amortization expenses	309	2,456	3,253
Stock-based compensation	9,976	7,493	3,046
Straight-lining of rental income	(14,652)	(17,311)	(19,963)
Reversal of contingent liability	(23,328)	—	(1,769)
(Gain) loss on extinguishment of debt	(168)	—	1,273
Gain on sale of assets (including amounts in discontinued operations)	(39,026)	(129,478)	—
Net gain on sale of marketable equity securities	—	(864)	(1,379)
Loss on bridge financing	—	2,550	—
Income tax benefit	(15,885)	(28,042)	—
Provision for loan losses	5,994	—	—
Other	3,298	222	488
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(3,541)	47,528	(41,684)
Increase (decrease) in accrued interest	1,100	(4,906)	5,511
(Decrease) increase in accounts payable and other liabilities	(12,600)	14,434	41,420

Net cash provided by operating activities	364,175	401,626	238,867
Cash flows from investing activities:
Net investment in real estate property	(53,801)	(1,348,354)	(490,311)
Proceeds from real estate disposals	104,183	157,400	—
Investment in loans receivable	(108,826)	—	(191,068)
Purchase of marketable debt securities	(63,680)	—	—
Proceeds from sale of securities	—	7,773	—
Proceeds from loans receivable	135	15,803	195,411
Capital expenditures	(16,359)	(8,188)	(368)
Escrow funds returned from an Internal Revenue Code Section 1031 exchange	—	—	9,902
Purchase of marketable equity securities	—	—	(5,530)
Other	2,092	374	(10)

Net cash used in investing activities	(136,256)	(1,175,192)	(481,974)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	73,366	176,586	(32,200)
Issuance of bridge financing	—	1,230,000	—
Repayment of bridge financing	—	(1,230,000)	—
Proceeds from debt	140,262	53,832	449,005
Repayment of debt	(416,896)	(184,613)	(16,084)
Debt and preferred stock issuance costs	—	(4,300)	—
Payment of deferred financing costs	(3,857)	(7,856)	(4,876)
Issuance of common stock, net	408,540	1,045,713	831
Cash distribution to preferred stockholders	—	(3,449)	—
Cash distribution to common stockholders	(288,849)	(282,739)	(160,598)
Other	7,187	12,475	6,634

Net cash (used in) provided by financing activities	(80,247)	805,649	242,712

Net increase (decrease) in cash and cash equivalents	147,672	32,083	(395)
Effect of foreign currency translation on cash and cash equivalents	806	(4,995)	—
Cash and cash equivalents at beginning of year	28,334	1,246	1,641

Cash and cash equivalents at end of year	$176,812	$28,334	$1,246

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$202,360	$207,478	$133,653
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$33,967	$1,199,787	$189,262
Other assets acquired	1,684	157,865	835
Debt assumed	34,629	970,301	125,633
Deferred taxes	—	306,225	—
Minority interest	685	32,730	—
Other liabilities	337	48,396	(536)
Issuance of common stock	—	—	65,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2008, this portfolio consisted of 513 assets: 248 seniors housing communities, 192 skilled nursing facilities, 41 hospitals and 32 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of 79 of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased 203 of our properties and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) leased 83 of our properties as of December 31, 2008. We also had real estate loan investments relating to seniors housing and healthcare third parties as of December 31, 2008.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc., and ElderTrust Operating Limited Partnership (“ETOP”), in which we own substantially all of the partnership units. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.

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

Our method for determining fair value varies with the categorization of the asset or liability acquired. We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and/or below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Fixtures and equipment, with a net book value of $73.3 million and $110.2 million at December 31, 2008 and 2007, respectively, is included in net real estate property on our Consolidated Balance Sheets. Depreciation is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years for buildings and improvements and three to ten years for fixtures and equipment. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. We adjust the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2008, 2007 and 2006.

Assets Held for Sale and Discontinued Operations

Certain long-lived assets are classified as held-for-sale in accordance with SFAS No. 144. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell and are no longer depreciated. Discontinued operations is defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. We have classified six assets totaling $62.5 million as assets held for sale and recorded these assets as a component of other assets on the Consolidated Balance Sheets as of December 31, 2008. As of December 31, 2008, $38.8 million of mortgage debt related to these assets was recorded as a component of senior notes payable and other debt on the Consolidated Balance Sheets. The operations for these assets are included as a component of discontinued operations on the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006. The results of operations and gain or loss on assets sold or held for sale are reflected in our

Consolidated Statements of Income as discontinued operations for all periods presented. Interest expense allocated to discontinued operations has been estimated based on a proportional allocation of rental income and identified mortgage interest, or some combination thereof.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees, purchase discounts or premiums and/or valuation allowances. Net deferred origination fees are comprised of loan fees collected from the borrower net of certain direct costs. Net deferred origination fees and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method. We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the loan or lease agreement, (iii) the financial stability of the applicable borrower or tenant and any guarantor, (iv) the payment history of the borrower or tenant, and (v) current economic conditions. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors. The valuation allowance for loan losses was $5.5 million and $0 million at December 31, 2008 and 2007, respectively. See “Note 8—Loans Receivable.”

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Escrow Deposits and Restricted Cash

Escrow deposits consist of amounts held by us or lenders to provide for future real estate tax and insurance expenditures and tenant improvements related to our operations and properties. Restricted cash represents amounts paid to us for security deposits and other purposes.

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $19.0 million and $13.5 million at December 31, 2008 and 2007, respectively. Amortized costs of approximately $7.1 million, $5.5 million and $3.3 million were included in interest expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Marketable Debt and Equity Securities

We record marketable debt and equity securities as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are classified as a component of other assets on our Consolidated Balance Sheets. These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. Interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, are reported in income from loans and investments on our Consolidated Statements of Income. During the years ended December 31, 2008, 2007 and 2006, we realized gains related to the sale of various equity securities of $0, $0.9 million and $1.4 million, respectively.

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

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”). See “Note 5—Acquisitions.” We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price. These contracts were settled on April 26, 2007, the acquisition date, and we received cash of $33.2 million upon settlement. For the year ended December 31, 2007, we recognized gains related to these call option contracts of $24.7 million, which is included in our Consolidated Statements of Income as a foreign currency gain.

Fair Values of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•

Cash and cash equivalents: The carrying amount of cash and cash equivalents, which is unrestricted, reported in our Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments.

•

Loans receivable: The fair value of loans receivable is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. See discussion above regarding valuation allowances for loan losses.

•

Notes receivable-related parties: The fair value of notes receivable-related parties is estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•	Senior notes payable and other debt: The fair values of borrowings are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

Revenue Recognition

Certain of our leases, excluding our master lease agreements with Kindred (the “Kindred Master Leases”) but including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $68.2 million and $54.5 million at December 31, 2008 and 2007, respectively.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other substantive contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income when all of the following criteria are met in accordance with the

Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Resident fees and services are recognized monthly as services are provided. Move-in fees, a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS No. 123(R). See “Note 11—Stock-Based Compensation.”

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

Federal Income Tax

Since we have elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), prior to our acquisition of the assets of Sunrise REIT in April 2007 we made no provision for federal income tax purposes, and we will continue to make no provision for REIT income and expense. As a result of the Sunrise REIT acquisition, we now record income tax expense or benefit with respect to certain of our entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

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

Segment Reporting

As of December 31, 2008, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of acquiring, financing and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment—investment in real estate—which included the triple-net leased properties and our MOBs. Our MOB business consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, we separated them from the triple-net leased properties segment. However, the MOB segment is not individually reported and is included in “All Other” because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time. See “Note 19—Segment Information.”

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

We determined the valuation of our current investments in marketable securities using level one inputs, which utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access. Additionally, we determined the valuation allowance for loan losses recorded in 2008 based off of level three inputs. See “Note 8—Loans Receivable.”

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the adoption date of SFAS No. 157 for nonfinancial assets and liabilities. We adopted FSP No. 157-2 on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” and FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).

SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred, that acquired research and development value be capitalized and that acquisition-related restructuring costs be capitalized only if they meet certain criteria. SFAS No. 141(R) did not have a material impact on our Consolidated Financial Statements at the time of adoption.

SFAS No. 160 changes the reporting for minority interests, which now must be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income from controlling interests. As the ownership of a subsidiary increases or decreases, SFAS No. 160 requires any difference between the consideration paid and the adjustment to the noncontrolling interest balance be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. The adoption did not have a material impact on our Consolidated Financial Statements.

APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The following table summarizes the impact that the adoption of APB 14-1 is expected to have on our Consolidated Financial Statements.

As Reported	2008	2007	2006
	(In thousands, except per share amounts)
Deferred financing costs, net	$20,598	$22,836	$18,415
Senior notes payable and other debt	3,147,694	3,360,499	2,329,053
Capital in excess of par value	2,244,596	1,821,294	766,470
Retained earnings (deficit)	(110,407)	(47,846)	(84,176)

Interest expense	203,184	195,731	128,953
Net income applicable to common shares	226,288	277,119	131,430
Earnings per common share—diluted	1.62	2.25	1.25

As Adjusted	2008	2007	2006
	(In thousands, except per share amounts)
Deferred financing costs, net	$22,032	$24,683	$20,636
Senior notes payable and other debt	3,136,998	3,346,530	2,312,020
Capital in excess of par value	2,264,125	1,840,823	785,999
Retained earnings (deficit)	(114,092)	(51,284)	(84,452)

Interest expense	206,869	199,169	129,229
Net income applicable to common shares	222,603	273,681	131,154
Earnings per common share—diluted	1.59	2.22	1.25

The adoption of APB 14-1 did not have any impact on our Consolidated Financial Statements for any years prior to 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3—Revenues from Properties

Triple-Net Leased Properties

Approximately 25.5%, 30.8% and 51.6% of our total revenues and 38.0%, 41.5% and 52.3% of our total NOI (net operating income) (including amounts in discontinued operations) for the years ended December 31, 2008, 2007 and 2006, respectively, were derived from our four Kindred Master Leases.

Approximately 12.8%, 15.7% and 28.6% of our total revenues and 19.2%, 21.2% and 29.0% of our total NOI (including amounts in discontinued operations) for the years ended December 31, 2008, 2007 and 2006, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

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

Kindred Master Leases.    Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at a specified rate over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease), contingent upon the satisfaction of the specified facility revenue parameters. The annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4, and is based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%, under Kindred Master Lease 2, in all cases contingent only upon satisfaction of the aforementioned revenue parameters.

The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2013, its leases covering all 57 assets owned by us whose initial base term expired on April 30, 2008. The term for each of ten bundles will expire on April 30, 2010 unless Kindred provides us with a renewal notice with respect to such individual bundle, on or before April 30, 2009. The ten bundles expiring in 2010 contain an aggregate of 109 properties, currently representing $123.9 million of annual Base Rent. Each bundle covers six to 20 assets, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable lease for any assets that are not renewed until expiration of the term on April 30, 2010, including without limitation, payment of all rental amounts. For any assets that are not renewed, we will have at least one year to arrange for the repositioning of such assets with new operators. We own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of all properties to another operator. We cannot assure you that we would be successful in identifying suitable replacement operators or that we will be able to enter into leases with new tenants or operators on terms as favorable to us as our current leases, if at all.

Brookdale Senior Living Leases.    Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 (in the case of fifteen “Grand Court” properties we acquired in early 2004) or October 19, 2004 (in the case of the properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms. Brookdale Senior Living guarantees all obligations under these leases, and all of our Brookdale Senior Living leases are cross-defaulted.

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

The future contracted minimum rentals, excluding contingent rent escalations, but with straight-line rents where applicable, for all of our triple-net leases are as follows:

	Kindred	Brookdale Senior Living	Other	Total
	(In thousands)
2009	$241,724	$120,422	$99,988	$462,134
2010	159,156	120,421	101,101	380,678
2011	117,873	120,428	102,826	341,127
2012	117,873	120,435	104,532	342,840
2013	39,291	120,443	104,289	264,023
Thereafter	—	702,406	684,075	1,386,481

Total	$675,917	$1,304,555	$1,196,811	$3,177,283

Senior Living Operations

Approximately 20.0% of our EBITDA (earnings before interest, taxes, depreciation and amortization) and 45.4% of our total revenues (including amounts in discontinued operations) for the year ended December 31, 2008 were attributable to senior living operations managed by Sunrise. Approximately 36.2% of our total revenues (including amounts in discontinued operations) for the year ended December 31, 2007 were attributable to senior living operations managed by Sunrise for the period from April 26, 2007 (the date of the Sunrise REIT acquisition) through December 31, 2007.

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Pursuant to the management agreements, we pay Sunrise a base management fee of 6% of resident fees and similar revenues, subject to reduction based on below target performance relative to NOI for a pool of properties. The minimum management fee assessable under these agreements is 5% of resident fees and similar revenues of the properties. We also pay incentive fees if a pool of properties exceeds aggregate performance targets relative to NOI; provided, however, that total management fees, including incentive fees, shall not exceed 8% of resident fees and similar revenues. In 2008, we paid a 5.75% management fee for 71 properties and management fees of between 6% and 10.4% for eight properties. The management agreements also specify that we (or the joint venture to which we are party, as applicable) will reimburse Sunrise for direct or indirect costs necessary to manage our seniors housing communities.

We may terminate our management agreements upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies. Each management agreement may also be terminated upon the occurrence of certain insolvency events relating to Sunrise. In addition, if a minimum number of properties fail to achieve a targeted NOI level for a given period, then we may terminate the management agreement on each property in such pool. This targeted NOI level for each property is based upon an expected operating income projection set at the commencement of the management agreement for the applicable property, with such projection escalating annually. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.

Under the terms of our agreements between us and Sunrise, we have, among other things, a right of first offer to acquire seniors housing communities developed by Sunrise in Canada. In addition, we have a right of first offer to acquire seniors housing communities developed by Sunrise in the United States within a demographically defined radius of any of the properties acquired by us in the Sunrise REIT acquisition. Sunrise has agreed to cooperate with us in connection with our compliance with the REIT rules under the Code, and in connection with our financial reporting obligations.

We own a 75% to 85% ownership interest in 61 of our seniors housing communities pursuant to joint venture agreements, with the minority interests in these joint ventures being owned by Sunrise. These joint ventures are each managed by a board of managers, which we control. As the controlling member, we have authority to make all decisions for our Sunrise joint ventures except for a limited set of major decisions, which generally include: (a) the merger or disposition of substantially all the assets of the joint venture; (b) the sale of additional interests in the joint venture; (c) the dissolution of the joint venture; (d) the disposition of a senior housing community owned by the joint venture; and (e) the acquisition of any real property. We can generally transfer our interest in a Sunrise joint venture, without consent, to anyone other than large seniors housing operators or their majority investors. Generally, Sunrise must obtain our prior consent for any direct or indirect transfer of its interest in a joint venture. With limited exceptions, profits and losses of the joint venture are allocated pro rata to each member. If either member fails to make a required capital contribution to a joint venture after notice and a cure period, the non-defaulting member may (i) revoke the capital contribution funding notice, (ii) advance to the joint venture the amount of the required capital contribution on behalf of the defaulting member in the form of a loan to the defaulting member, with all of the defaulting member’s subsequent distributions being applied to the loan until repayment in full, or (iii) advance the capital on behalf of the defaulting member with a recalculation of each member’s proportionate interest in the joint venture pursuant to the applicable formula in the agreements. Many of our Sunrise joint venture agreements provide for a punitive reduction in the defaulting member’s proportionate interest in the event of an advance of capital by a non-defaulting member pursuant to option (iii). The joint ventures are generally limited to incurring new or refinanced mortgage indebtedness in excess of 75% of the market value of its properties.

Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Sunrise contained or referred to in this Annual Report on Form 10-K is derived from filings made by Sunrise with the Commission or other publicly available information, or has been provided to us by Sunrise. We have not verified this information either through an independent investigation or by reviewing Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Sunrise’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Sunrise’s publicly available filings from the Commission.

Note 4—Concentration of Credit Risk

As of December 31, 2008, approximately 38.5%, 21.9% and 14.7% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Seniors housing communities and skilled nursing facilities constituted approximately 74.9% and 13.0%, respectively, of our portfolio, based on the gross book value of real estate investments (including assets held for sale), as of December 31, 2008, with the remaining properties consisting of hospitals, MOBs and other healthcare assets. These properties were located in 43 states, with properties in only two states accounting for more than 10% of our total revenues (including amounts in discontinued operations related to properties held for sale at December 31, 2008) during the year ended December 31, 2008, and two Canadian provinces. Properties in two states accounted for more than 10% of our total revenues (including amounts in discontinued operations) for the years ended December 31, 2007 and 2006, respectively.

In view of the fact that Kindred and Brookdale Senior Living lease a substantial portion of our triple-net leased properties and are each a significant source of our revenues and operating income, their financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, as well as their willingness to renew those leases upon expiration of the terms thereof, have a considerable impact on our results of operations and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of the initial base terms or any renewal terms thereof.

Unlike Kindred and Brookdale Senior Living, Sunrise does not lease properties from us, but rather acts as a property manager for all of our senior living operations. Therefore, while we are not directly exposed to credit risk with Sunrise, Sunrise’s inability to efficiently and effectively manage our properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements. Any adverse developments in Sunrise’s business and affairs or financial condition, including without limitation, the acceleration of its indebtedness, the inability to renew or extend its revolving credit facility, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings under the U.S. Bankruptcy Code by or against Sunrise could have a Material Adverse Effect on us.

Note 5—Acquisitions of Real Estate Property

The following summarizes our acquisitions in 2008, 2007 and 2006. We completed these acquisitions primarily to invest in additional seniors housing and healthcare properties with an expected yield on investment, as well as to diversify our portfolio and revenue base and reduce our dependence on any single operator, geography or asset type for our revenue.

2008 Acquisitions

We purchased a 47-unit seniors housing community located in Texas for an aggregate purchase price of $5.1 million. The purchase price was allocated to building and improvements based upon estimated fair value. This property is being leased to an affiliate of Capital Senior Living Corporation.

Also throughout 2008, we purchased three MOBs for an aggregate purchase price of $66.8 million, inclusive of assumed debt of $34.6 million at the time of the acquisitions. The purchase price was allocated between land, building and improvements, tenant improvements and lease intangibles of $4.6 million, $59.1 million, $3.0 million and $0.1 million, respectively, based upon their estimated fair values. One of these MOBs is owned through a joint venture with a partner that provides management and leasing services for the property.

Additionally, we entered into an agreement giving us the exclusive right, as part of a joint venture, to develop up to ten identified MOBs on hospital campuses in eight states. This joint venture is with a nationally recognized private developer of MOBs and healthcare facilities. As of December 31, 2008, we had initially invested approximately $8.7 million in two MOBs that were both under development.

Sunrise REIT Acquisition

In 2007, we acquired from Sunrise REIT 77 communities managed by Sunrise for approximately $2.0 billion, including assumption of debt. We acquired a 100% interest in eighteen seniors housing communities and a 75% to 85% interest in 59 additional seniors housing communities, with the minority interest in those 59 communities being owned by affiliates of Sunrise. Of these 77 communities, 66 are located in metropolitan areas of nineteen U.S. states and eleven are located in the Canadian provinces of Ontario and British Columbia.

We funded the Sunrise REIT acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share, and the assumption of $861.1 million of existing mortgage debt. In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We used the net proceeds from the sale ($1.05 billion), along with the proceeds of the disposition of certain of our Kindred assets (see “Note 6—Dispositions”) and borrowings under our unsecured revolving credit facility, to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan. For the year ended December 31, 2007, we expensed $5.2 million of preferred stock dividends and issuance costs related to the Series A Senior Preferred Stock and $5.0 million of fees and interest associated with the senior interim loan (the latter of which is included in interest expense in our Consolidated Statements of Income for the year ended December 31, 2007).

Later in 2007, we acquired 80% interests in two seniors housing communities, one located in Staten Island, New York for approximately $25.5 million, inclusive of our share of assumed debt of $15.3 million, and one in Vaughan, Ontario for approximately Cdn $43.6 million, inclusive of our share of assumed construction debt of Cdn $23.3 million. The joint venture for the Vaughan, Ontario property has the ability to borrow an additional Cdn $5.8 million under the existing construction loan for capital improvements.

We incurred $4.5 million and $3.0 million of merger-related expenses (that were not capitalized) in connection with the Sunrise REIT acquisition during the years ended December 31, 2008 and 2007, respectively. Merger-related expenses include incremental costs directly related to the acquisition and expenses relating to our litigation with HCP, Inc. (“HCP”) (see “Note 15—Litigation”).

Other 2007 Acquisitions

During 2007, we acquired two additional seniors housing communities for an aggregate purchase price of $18.5 million, inclusive of assumed debt of $9.0 million at the time of the acquisition. The purchase price was allocated between land and buildings and improvements of $0.7 million and $17.8 million, respectively, based upon their estimated fair values. These properties are being leased to affiliates of Senior Care, Inc. (“Senior Care”).

Also throughout 2007, we acquired eight MOBs, in seven separate transactions, for an aggregate purchase price of $150.5 million, inclusive of assumed debt of $21.5 million at the time of the acquisitions. The purchase price was allocated between land and buildings and improvements of $7.6 million and $142.9 million, respectively, based upon their estimated fair values. Five of these MOBs are owned through joint ventures with two different partners that provide management and leasing services for the properties. The joint venture partners have minority interests in the properties ranging from less than 1% to less than 9%.

Senior Care

In November 2006, we acquired a portfolio of 64 seniors housing and healthcare properties for aggregate consideration of $602.4 million, consisting of approximately $422.6 million in cash, the assumption of $114.8 million of mortgage debt that was repaid in January 2007 and 1,708,279 shares of our common stock. The portfolio includes 40 assisted living communities, four multi-level retirement communities, eighteen skilled nursing facilities and two rehabilitation hospitals in fifteen states.

The properties are being leased to affiliates of Senior Care, pursuant to the terms of a triple-net master lease having an initial term of fifteen years and two five-year extensions. Approximately 5.3% and 6.1% of our total revenues (including amounts in discontinued operations) for the years ended December 31, 2008 and 2007, respectively, were derived from our lease agreements with Senior Care.

Other 2006 Acquisitions

Also during 2006, we acquired eight seniors housing communities, in five separate transactions, for an aggregate purchase price of $74.3 million, including assumed debt of $10.8 million at the time of the acquisitions. The seniors housing communities are leased to various operators under triple-net leases, each having initial terms ranging from ten to fifteen years and initially providing aggregate, annual cash base rent of approximately $6.2 million, subject to escalation as provided in the leases.

Unaudited Pro Forma

The following table illustrates the effect on net income and earnings per share as if we had consummated our 2008 and 2007 acquisitions and issuances of common stock as of the beginning of each of the years ended December 31, 2008 and 2007:

	For the Year Ended December 31,
	2008	2007
	(In thousands, except per share amounts)
Revenues	$934,525	$919,297
Income from continuing operations applicable to common shares	181,441	132,387
Discontinued operations	44,474	134,409
Net income applicable to common shares	225,915	266,796

Earnings per common share:
Basic:
Income from continuing operations applicable to common shares	$1.27	$0.99
Discontinued operations	0.31	1.01

Net income applicable to common shares	$1.58	$2.00

Diluted:
Income from continuing operations applicable to common shares	$1.27	$0.99
Discontinued operations	0.31	1.01

Net income applicable to common shares	$1.58	$2.00

Weighted average shares used in computing earnings per common share:
Basic	142,872	133,140
Diluted	143,212	133,555

Note 6—Dispositions

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we present separately, as discontinued operations, in all periods presented the results of operations for all assets held for sale or disposed of on or after January 1, 2002.

In February 2009, we sold a hospital and a MOB for $35 million. The net book value of these assets, $16.2 million, is reflected as held for sale at December 31, 2008. We expect to record a gain from the sale of approximately $18 million. The operations for these assets have been reported as discontinued operations for the years ended December 31, 2008, 2007 and 2006.

In January 2009, we sold four seniors housing assets for an aggregate sale price of $58.7 million. The net book value of these assets, $46.3 million, is reflected as held for sale at December 31, 2008. As of December 31, 2008, we had $38.8 million of mortgage debt related to these four assets which is included in senior notes payable and other debt in our Consolidated Balance Sheet. We expect to record a gain from the sale of approximately $11 million. The operations for these assets have been reported as discontinued operations for the years ended December 31, 2008, 2007 and 2006.

In December 2008, we sold five seniors housing communities to the current tenant for an aggregate sale price of $62.5 million. We realized a gain from the sale of these assets of $21.5 million in the fourth quarter of 2008, $8.3 million of which was deferred and will be recognized over the next three years. The deferred gain resulted from a $10.0 million loan that we made to the buyer in conjunction with the sale. See “Note 8—Loans Receivable” for further discussion on this loan.

In April 2008, we sold seven properties for $69.1 million. We recognized a net gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million.

In June 2007, we completed the sale of 22 properties to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was held in escrow for use in a Code Section 1031 exchange and subsequently used in the second half of 2007 for other acquisitions. See “Note 5—Acquisitions.” In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a net gain on the sale of assets of $129.5 million during the year ended December 31, 2007.

We did not make any dispositions during the year ended December 31, 2006.

Set forth below is a summary of the results of operations of properties sold or held for sale during the years ended December 31, 2008, 2007 and 2006, all of which were included in our triple-net leased properties segment, with the exception of one MOB held for sale at December 31, 2008 (included in all other for segment reporting purposes):

	2008	2007	2006
	(In thousands)
Revenues:
Rental income	$13,963	$24,659	$30,282
Interest and other income	1,700	3,655	116

	15,663	28,314	30,398
Expenses:
Interest	6,263	10,602	12,141
Depreciation and amortization	3,952	7,581	8,899

	10,215	18,183	21,040

Income before gain on sale of real estate assets	5,448	10,131	9,358
Gain on sale of real estate assets	39,026	129,478	—

Discontinued operations	$44,474	$139,609	$9,358

Note 7—Intangibles

At December 31, 2008, intangible lease assets, comprised of above market resident leases, in-place resident leases and other intangibles were $7.4 million, $88.6 million and $2.2 million, respectively. At December 31, 2007, intangible lease assets, comprised of above market resident leases, in-place resident leases and other intangibles, were $7.3 million, $81.2 million and $2.6 million, respectively. At December 31, 2008 and 2007, the accumulated amortization of the intangible assets was $89.2 and $58.4 million, respectively. The weighted average amortization period of intangible assets at December 31, 2008 was approximately five years.

At December 31, 2008, intangible lease liabilities, comprised of below market resident leases, were $12.2 million. At December 31, 2007, intangible lease liabilities, comprised of below market resident leases, were $9.8 million. At December 31, 2008 and 2007, the accumulated amortization of the intangible liabilities was $10.0 million and $6.6 million, respectively. The weighted average amortization period of intangible liabilities at December 31, 2008 was approximately five years.

Note 8—Loans Receivable

On June 30, 2008, we purchased $112.5 million principal amount of first mortgage debt issued by a national provider of healthcare services, primarily skilled nursing care. We purchased the debt at a discount for $98.8 million, resulting in an effective interest rate to maturity of LIBOR plus 533 basis points. Interest on the loan is payable monthly at an annual rate of LIBOR plus 125 basis points, and the loan matures in January 2012, subject to a one-year extension, at the borrower’s option, subject to certain conditions.

As of December 31, 2008, we held a receivable for three outstanding first mortgage loans (the “Sunwest Loans”) in the aggregate principal amount of $20.0 million. These loans, made in 2005, originally accrued interest at a non-default annual rate of 9%. During the third quarter of 2008, the borrowers defaulted on certain of their obligations under the Sunwest Loans, including the monthly payment of principal and interest to us. The Sunwest Loans are secured by four seniors housing communities containing approximately 300 units and are jointly and severally guaranteed by Sunwest Management, Inc. (“Sunwest”) and two of its principals. We have appointed receivers at, and initiated foreclosure actions on, each asset securing the Sunwest Loans. We have also commenced a collection and enforcement action against the guarantors. One of the principal guarantors has filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and our action to collect under his guarantee is currently stayed. We intend to vigorously pursue all of our rights and remedies and take all appropriate actions to fully recover amounts due to us under the Sunwest Loans and the guarantees. However, due to the current unfavorable capital markets and economic environment, we recorded a provision for loan losses on the Sunwest Loans of $6.0 million, which was based on estimated discounted cash flows and other valuation metrics, including the fair value of the collateral. This amount is included as a component of property-level operating expenses on our Consolidated Statement of Income for the year ended December 31, 2008. Although we cannot give any assurances regarding the value of our recovery on the collateral for the Sunwest Loans, we currently anticipate the estimated fair value of the foreclosed assets, if foreclosure proceedings are successful, we may take ownership of the facilities and engage healthcare operators to operate the facilities under a management or lease arrangement, or we may sell one or more of the facilities. These loans were classified as non-accrual in the fourth quarter of 2008 and the accrual of interest was discontinued.

In December 2008, we sold five assets for $62.5 million, and the buyer issued a $10.0 million note to us as partial payment of the purchase price. The loan is payable in full in December 2011. Principal payments of $40,000 and interest payments at a rate of 8% in year one, 8.25% in year two and 8.5% in year three, are due and payable to us monthly. We recorded the loan, which is guaranteed by a publicly traded company and secured by real estate collateral, at its fair market value of $8.3 million and will amortize the discount to interest income over the next three years.

Note 9—Borrowing Arrangements

The following is a summary of our long-term debt and certain interest rate and maturity information as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Unsecured revolving credit facilities due 2010 (1)	$300,207	$238,970
8 3/4% Senior Notes due 2009	49,807	174,217
6 3/4% Senior Notes due 2010	122,980	175,000
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	191,821	191,821
6 5/8% Senior Notes due 2014	175,000	175,000
7 1/8% Senior Notes due 2015	170,000	170,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,474,325	1,567,668

Total	3,139,140	3,347,676
Unamortized fair value adjustment	14,256	19,669
Unamortized commission fees and discounts	(5,702)	(6,846)

Senior notes payable and other debt	$3,147,694	$3,360,499

(1)	On December 31, 2008, we had $176.8 million of unrestricted cash and cash equivalents, for a net amount of $123.4 million.

Unsecured Revolving Credit Facilities

We currently have $850.0 million of unsecured revolving credit facilities that mature on April 26, 2010, comprised of a $700.0 million U.S. credit facility and a $150.0 million Canadian credit facility. Under the Canadian credit facility, we may borrow up to $150.0 million or the equivalent in Canadian dollars. The U.S. credit facility includes a $150.0 million “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions.

Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. The applicable percentage was 0.75% at December 31, 2008, 2007 and 2006.

Lehman Commercial Paper, Inc. (“Lehman”) is a named lender under our unsecured revolving credit facilities and has a $20 million funding commitment (approximately 2% of the aggregate borrowing capacity under our unsecured revolving credit facilities) to us. Lehman has defaulted on its obligations to fund our borrowing requests, and we are seeking an assignment of this portion of our unsecured revolving credit facilities, through Lehman’s Chapter 11 proceeding, to a third party investor who we believe represents the economic interest in such obligation. We cannot give any assurances as to whether or when an assignment of Lehman’s interest in our unsecured revolving credit facilities may occur.

We incurred losses on extinguishment of debt in the amount of $1.3 million for the year ended December 31, 2006 representing the write-off of unamortized deferred financing costs related to our previous secured revolving credit facility.

Convertible Senior Notes

As of December 31, 2008, we had $230.0 million aggregate principal amount of our 3 7/8 % Convertible Senior Notes due 2011 (the “Convertible Notes”) outstanding. The Convertible Notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 11, 2011, at any time prior to the close of business on the second business day prior to the stated maturity, in each case into cash up to the principal amount of the Convertible Notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at the current conversion rate of 22.6262 shares per $1,000 principal amount of notes (which equates to a conversion price of approximately $44.20 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds the conversion price, our earnings per share will be diluted. The Convertible Notes had a minimal dilutive impact per share for the year ended December 31, 2008. See “Note 14—Earnings Per Share.”

The Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ventas Realty and by certain of our other direct and indirect subsidiaries. The Convertible Notes are part of our and the guarantors’ general unsecured obligations, ranking equal in right of payment with all of our and the guarantors’ existing and future senior obligations and ranking senior to all of our and the guarantors’ existing and future subordinated indebtedness. However, the Convertible Notes are effectively subordinated to our and the guarantors’ secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The Convertible Notes are also structurally subordinated to preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries that do not guarantee the Convertible Notes.

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

Senior Notes

As of December 31, 2008, we had the following series of senior notes (collectively, the “Senior Notes”) issued by our subsidiaries, Ventas Realty and Ventas Capital Corporation (collectively, the “Issuers”), outstanding:

•	$49.8 million principal amount of 8 3/4% Senior Notes due 2009 (the “2009 Senior Notes”);

•	$123.0 million principal amount of 6 3/4% Senior Notes due 2010 (the “2010 Senior Notes”);

•	$191.8 million principal amount of 9% Senior Notes due 2012 (the “2012 Senior Notes”);

•	$175.0 million principal amount of 6 5/8% Senior Notes due 2014 (the “2014 Senior Notes”);

•	$170.0 million principal amount of 7 1/8% Senior Notes due 2015 (the “2015 Senior Notes”);

•	$200.0 million principal amount of 6 1/2% Senior Notes due 2016 (the “2016 Senior Notes”); and

•	$225.0 million principal amount of the 6 3/4 % Senior Notes due 2017 (the “2017 Senior Notes”).

We issued the 2016 Senior Notes and 2017 Senior Notes at initial discounts to par value of  1/2% and  5/8%, respectively. We issued $50 million of our 2014 Senior Notes at a 1% discount to par value.

During 2008, we purchased $124.4 million principal amount of 2009 Senior Notes and $52.0 million principal amount of 2010 Senior Notes in open market transactions and reported a net gain on extinguishment of debt of $2.5 million. In August 2007, we purchased $5.0 million principal amount of 2015 Senior Notes in an open market transaction and reported a gain on extinguishment of debt of $0.1 million during the year ended December 31, 2007.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and by certain of our direct and indirect subsidiaries. The Senior Notes are part of our and the guarantors’ general unsecured obligations, ranking equal in right of payment with all of our and the guarantors’ existing and future senior obligations and ranking senior to all of our and the guarantors’ existing and future subordinated indebtedness. However, the Senior Notes are effectively subordinated to our and the guarantors’ secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The Senior Notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries that do not guarantee the Senior Notes.

The Issuers may redeem each series of Senior Notes, in whole at any time or in part from time to time, prior to maturity at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at certain times, the Issuers may redeem up to 35% of the aggregate principal amount of each series of Senior Notes with the net cash proceeds from certain equity offerings at the redemption price set forth in the applicable indenture, plus accrued and unpaid interest thereon to the redemption date.

If we experience certain kinds of changes of control, the Issuers must make an offer to repurchase the Senior Notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s Investors Service and S&P Ratings Services have confirmed their ratings at Ba3 or higher and BB- or higher on the Senior Notes and certain other conditions are met, this repurchase obligation will not apply.

Mortgages

At December 31, 2008, we had outstanding 113 mortgage loans totaling $1.47 billion that are collateralized by the underlying assets of the properties. The loans generally bear interest at fixed rates ranging from 5.4% to 8.5% per annum, except for fourteen loans having aggregate outstanding principal balances totaling $246.2 million which bear interest at the lender’s variable rates ranging from 1.1% to 3.9% per annum as of December 31, 2008. At December 31, 2008, the weighted average annual rate on our fixed rate mortgage loans was 6.4%, and the weighted average annual rate on our variable rate mortgage loans was 2.4%. The loans had a weighted average maturity of 7.0 years as of December 31, 2008.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2008, our indebtedness had the following maturities (in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
2009	$125,442	$—	$25,475	$150,917
2010	289,780	300,207	25,997	615,984
2011	278,931	—	24,978	303,909
2012	498,325	—	21,461	519,786
2013	150,962	—	15,811	166,773
Thereafter	1,292,867	—	88,904	1,381,771

Total maturities	$2,636,307	$300,207	$202,626	$3,139,140

(1)	On December 31, 2008, we had $176.8 million of unrestricted cash and cash equivalents, for a net amount of $123.4 million.

The principal amounts due at maturity above reflect our intent to extend $54.5 million of 2009 maturities to 2010 as a result of extension options with the lenders. In connection with the disposition of a property subsequent to December 31, 2008, $7.3 million of 2009 maturities were transferred to the buyer, so the as adjusted 2009 principal amounts due at maturity are $118.1 million.

As of December 31, 2008, our joint venture partners’ share of total debt was $159.9 million.

The instruments governing certain of our indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; (iv) merge, consolidate or transfer certain assets; and (v) sell assets. We and certain of our subsidiaries are also required to maintain total unencumbered assets of at least 150% of this group’s unsecured debt. Our unsecured revolving credit facilities also require us to maintain certain financial covenants pertaining to, among other things, our consolidated leverage, secured debt, fixed charge coverage and net worth.

As of December 31, 2008, we were in compliance with all of these covenants.

Derivatives and Hedging

In the normal course of business, we are exposed to the effect of interest rate movements on future cash flows under our variable rate debt agreements and the effect of foreign currency exchange rate movements. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments.

For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating rate indices and to manage the cost of borrowing obligations. We prohibit the use of derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, we do not anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

The interest rate swap agreement that we entered into in 2001 expired on June 30, 2008, and we do not currently have any interest rate swap agreements in effect.

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

Unamortized Fair Value Adjustment

As of December 31, 2008, the unamortized fair value adjustment related to the long-term debt we assumed in connection with the Sunrise REIT acquisition and various MOB acquisitions was $14.3 million and is recognized as effective yield adjustments over the remaining term of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt for each of the next five years follows: 2009 – $2.8 million; 2010 – $2.9 million; 2011 – $2.9 million; 2012 – $2.3 million; and 2013 – $1.4 million.

Note 10—Fair Values of Financial Instruments

As of December 31, 2008 and 2007, the carrying amounts and fair values of our financial instruments were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Cash and cash equivalents	$176,812	$176,812	$28,334	$28,334
Loans receivable	123,289	111,942	19,998	22,148
Notes receivable - related parties	—	—	2,092	2,125
Interest rate swap agreement	—	—	(503)	(503)
Senior notes payable and other debt, gross	(3,139,140)	(2,949,268)	(3,347,676)	(3,471,199)

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

Note 11—Stock-Based Compensation

Compensation Plans

We have six plans under which options to purchase common stock and/or shares or units of restricted stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors have received or may receive common stock in lieu of director fees (the following are collectively referred to as the “Plans”): (1) the 1987 Incentive Compensation Program (Employee Plan); (2) the 2000 Incentive Compensation Plan (Employee Plan); (3) the 2004 Stock Plan for Directors; (4) the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan; (5) the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”); (6) the Executive Deferred Stock Compensation Plan; (7) the Nonemployee Directors’ Deferred Stock Compensation Plan; (8) the 2006 Incentive Plan; and (9) the 2006 Stock Plan for Directors.

During the year ended December 31, 2008, option and restricted stock grants and stock issuances could only be made under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors. The 2000 Incentive Compensation Plan (Employee Plan) and the 2004 Stock Plan for Directors expired on December 31, 2006, and no additional grants were permitted under those Plans after that date. Additional grants are also not permitted under the 1987 Incentive Compensation Program (Employee Plan) or the TheraTx, Incorporated 1996 Stock Option/Stock Issuance Plan. In addition, the Directors Stock Purchase Plan terminated in accordance with its terms during 2007.

The number of shares reserved and the number of shares available for future grants or issuance under these Plans as of December 31, 2008 are as follows:

•

Executive Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and, as of December 31, 2008, 500,000 shares were available for future issuance.

•

Nonemployee Directors’ Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and, as of December 31, 2008, 466,540 shares were available for future issuance.

•

2006 Incentive Plan—5,000,000 shares are reserved for grants or issuance to employees and 3,813,003 were available for future grants or issuance as of December 31, 2008. This plan replaced the 2000 Incentive Compensation Plan (Employee Plan).

•

2006 Stock Plan for Directors—400,000 shares are reserved for grants or issuance to non-employee directors and 328,685 were available for future grants or issuance as of December 31, 2008. This plan replaced the 2004 Stock Plan for Directors.

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Director Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over varying periods ranging from one to five years. Vesting of certain options may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other events.

We have also granted options and restricted stock to certain officers, employees and non-employee directors outside of the Plans. These options and shares of restricted stock vest over varying periods, and the options are exercisable at the market price on the date of grant and expire ten years from the date of grant. As of December 31, 2008, options for 4,000 shares had been granted outside of the Plans to certain non-employee directors and remained outstanding.

Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value as estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight-line basis as the requisite service periods are rendered. Results for prior periods have not been restated. Compensation costs related to stock options for the years ended December 31, 2008, 2007 and 2006 were $2.3 million, $1.9 million and $0.9 million, respectively.

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	2.48%	4.65%	4.57%
Dividend yield	5.75%	4.83%	4.95%
Volatility factors of the expected market price for our common stock	21.0%	21.0%	15.0%
Weighted average expected life of options	3.5 years	6.0 years	6.5 years

The following is a summary of stock option activity in 2008:

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2007	950,395	$3.31 - $43.26	$28.52
Options granted	720,834	41.54 - 45.25	41.67
Options exercised	(255,115)	3.31 - 42.32	24.31
Options canceled	(60,230)	4.93 - 20.81	15.06

Outstanding as of December 31, 2008	1,355,884	3.31 - 45.25	36.90	8.0	$3,422

Exercisable as of December 31, 2008	811,941	$3.31 - $45.25	$33.63	7.2	$3,421

A summary of the status of our nonvested stock options as of December 31, 2008 and changes during the year then ended follows:

Activity	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	246,779	$4.83
Granted	720,834	3.87
Vested	(423,670)	4.11
Forfeited	—	—

Nonvested at end of year	543,943	$4.12

As of December 31, 2008, there was $912,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of 1.2 years. Proceeds received from options exercised under the Plans for the years ended December 31, 2008, 2007 and 2006 were $6.2 million, $9.5 million and $6.6 million, respectively.

Restricted Stock

The market value of shares of restricted stock and restricted stock units on the date of the award is recognized as stock-based compensation expense over the service period, with charges to general and administrative expenses of approximately $7.7 million in 2008, $5.6 million in 2007 and $2.1 million in 2006. Restricted stock generally vests over two- to five-year periods. The vesting of certain restricted shares may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other events.

A summary of the status of our nonvested restricted stock units and restricted stock as of December 31, 2008, and changes during the year ended December 31, 2008 follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	7,503	$38.72	313,561	$41.58
Granted	4,011	45.25	166,196	41.60
Vested	(5,064)	36.98	(131,069)	39.73
Forfeited	—	—	(5,033)	40.82

Nonvested at December 31, 2008	6,450	$44.14	343,655	$42.31

As of December 31, 2008, there was $10.5 million unrecognized compensation cost related to nonvested restricted stock under the Plans. We expect to recognize that cost over a weighted average of 2.0 years.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date, with respect to the employee tax-favored portion of the plan, and not less than 95% of the market price on that date, with respect to the additional employee and director portion of the plan. We have reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2008, 24,856 shares had been purchased under the ESPP and 2,475,144 shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(K) plan that allows for eligible employees to defer compensation subject to certain limitations imposed by the Code. We make a contribution for each qualifying employee of up to 3% of his or her salary, subject to limitations, regardless of the employee’s individual contribution. During 2008, 2007 and 2006, our contributions were approximately $164,000, $106,000 and $85,600, respectively.

Note 12—Income Taxes

We have elected to be taxed as a REIT under the Code commencing with the year ended December 31, 1999. We have elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. The TRS entities were created or acquired in connection with the Sunrise REIT acquisition. All entities other than the TRS entities are collectively referred to as “the REIT” within this Note 12.

We intend to continue to operate in such a manner as to enable us to qualify as a REIT. Our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests. During the years ended December 31, 2008, 2007 and 2006, our tax treatment of distributions per common share was as follows:

	2008	2007	2006
Tax treatment of distributions:
Ordinary income	$1.9025	$1.2872	$1.5450
Long-term capital gain	0.0712	0.9621	—
Unrecaptured Section 1250 gain	0.0763	0.0457	—

Distribution reported for 1099-DIV purposes	2.0500	2.2950	1.5450
Add: Dividend declared in current year and taxable in following year	—	—	0.3950
Less: Dividend declared in prior year and taxable in current year	—	(0.3950)	(0.3600)

Distributions declared per common share outstanding	$2.0500	$1.9000	$1.5800

No net provision for income taxes was recorded in our Consolidated Financial Statements for the year ended December 31, 2006 due to our belief that we qualified as a REIT and the distribution of more than 100% of our 2006 taxable income as a dividend. We believe we have met the annual distribution requirement by payment of at least 90% of our estimated taxable income for 2008, 2007 and 2006. As a result of the TRS entities created and acquired in 2007, the consolidated provision (benefit) for income taxes for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Current	$3,010	$908
Deferred	(18,895)	(28,950)

Total	$(15,885)	$(28,042)

The deferred tax benefit for the years ended December 31, 2008 and 2007 was reduced by income tax expense of $1.7 million and $1.1 million, respectively, related to the minority interest share of net income. For the tax years ended December 31, 2008 and 2007, the Canadian income tax benefit included in the consolidated benefit for income taxes was $3.1 million and $7.2 million, respectively.

Although the TRS entities did not pay any federal income taxes for the year ended December 31, 2008, federal income tax payments for these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as our senior living operations segment grows. Such increases could be significant.

Income tax expense computed by applying the federal corporate tax rate for the years ended December 31, 2008 and 2007 is reconciled to the income tax benefit as follows (in thousands):

	2008	2007
Tax at statutory rate on earnings from continuing operations before minority interest and income taxes	$50,850	$40,728
State income taxes, net of federal benefit	(445)	(2,787)
Increase in valuation allowance	1,170	—
Increase in FIN 48 liability	3,010	—
Tax at statutory rate on earnings not subject to federal income taxes	(71,254)	(67,327)
Other differences	784	1,344

Income tax benefit	$(15,885)	$(28,042)

The REIT made no income tax payments for the year ended December 31, 2008 and 2006. Tax payments of $2.1 million related to built-in gains tax were made for the year ended December 31, 2007.

In connection with the Sunrise REIT acquisition, we established a beginning net deferred tax liability of $306.3 million related to temporary differences between the financial reporting and tax bases of assets and liabilities acquired (primarily property and related assets, net of net operating loss carryforwards).

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(291,481)	$(315,835)
Operating loss and interest deduction carryforwards	70,302	57,483
Expense accruals and other	275	87
Valuation allowance	(36,595)	(39,325)

Net deferred tax liabilities	$(257,499)	$(297,590)

Due to the uncertainty of the realization of certain deferred tax assets, we established valuation allowances. The majority of these valuation allowances related to the net operating loss (“NOL”) carryforward related to the REIT where there was uncertainty regarding its realization.

The net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $497.1 million and $485.1 million less than the book bases of those assets and liabilities for financial reporting purposes for the years ended December 31, 2008 and 2007, respectively.

We are subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (i) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or (ii) the actual amount of gain. Some but not all future gains could be offset by available NOLs. We had a $23.3 million deferred tax liability as of December 31, 2007 to be utilized for any built-in gains tax related to the disposition of assets owned prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we did not have any dispositions of these assets through December 31, 2008, we do not expect to pay any amounts related to this contingent liability. Therefore, this contingent liability was no longer required, and $23.3 million was reversed into income during 2008.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2005 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2004 and subsequent years. The potential impact on income tax expense of years open under the statute of limitations for Canadian entities acquired as part of the Sunrise REIT acquisition is not expected to be material.

During 2006, we were notified by the IRS that it had completed its audit of our 2001 federal tax return with no additional tax being due. Accordingly, our Consolidated Statement of Income for the year ended December 31, 2006 reflects the reversal into income of a previously recorded $1.8 million tax liability related to uncertainties surrounding the outcome of that audit.

We have a combined NOL carryforward of $109.7 million at December 31, 2008 related to the TRS entities and an NOL carryforward related to the REIT of $88.6 million. These amounts can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2020 for the REIT.

As a result of the uncertainties relating to the ultimate utilization of existing REIT NOLs, no net deferred tax benefit has been ascribed to REIT NOL carryforwards as of December 31, 2008 and 2007. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot give any assurances as to the outcome of these matters.

On January 1, 2007, we adopted FIN 48. As a result of applying the provisions of FIN 48, we recognized no change in the liability for unrecognized tax benefits, and no adjustment in accumulated earnings as of January 1, 2007. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2008	2007
Balance as of January 1	$9,384	$—
Additions to tax positions related to the current year	3,486	9,384

Balance as of December 31	$12,870	$9,384

Included in the unrecognized tax benefits of $12.9 million at December 31, 2008 was $12.9 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We accrued no penalties. Interest of $360,000 related to the unrecognized tax benefits was accrued during 2008. We expect our unrecognized tax benefits to increase by $3.0 million during 2009.

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

Brookdale Leases

Subject to certain limitations and restrictions, and provided Brookdale has not waived its rights, if during the first six years of the initial term of our Brookdale leases (affecting 21 properties) assumed in connection with the Provident acquisition (i.e., through December 2010) we, either voluntarily or at Brookdale’s request, obtain new mortgage debt or refinance existing mortgage debt on property covered by a Brookdale lease, then we may be required to pay Brookdale the net proceeds from any such mortgage debt financing or refinancing. Also, subject to certain limitations and conditions, and provided Brookdale has not waived its rights, Brookdale may request that we obtain new mortgage debt or refinance existing mortgage debt on the property covered by the Brookdale leases, and we have agreed to use commercially reasonable efforts to pursue any such financing or refinancing from the holder of the then existing mortgage debt on the applicable Brookdale property. In connection with any such financing or refinancing, the rent for the applicable Brookdale property will be increased using a recomputed lease basis increased by an amount equal to the net financed proceeds paid to Brookdale plus (with limited exceptions) any fees, penalties, premiums or other costs related to such financing or refinancing. If the monthly debt service on any financed or refinanced proceeds paid to Brookdale exceeds the rent increase attributable to those financed or refinanced proceeds, then Brookdale is required to pay the excess. In addition, under certain circumstances, Brookdale will also be required to pay additional amounts relating to increases in debt service and other costs relating to any such financing or refinancing.

Note 14—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$181,814	$142,709	$122,072
Preferred stock dividends and issuance costs	—	5,199	—

Income from continuing operations applicable to common shares	181,814	137,510	122,072
Discontinued operations	44,474	139,609	9,358

Net income applicable to common shares	$226,288	$277,119	$131,430

Denominator:
Denominator for basic earnings per share—weighted average shares	139,572	122,597	104,206
Effect of dilutive securities:
Stock options	223	383	511
Restricted stock awards	17	14	14
Convertible notes	100	18	—

Dilutive potential common stock	340	415	525

Denominator for diluted earnings per share—adjusted weighted average shares	139,912	123,012	104,731

Basic earnings per share:
Income from continuing operations applicable to common shares	$1.30	$1.12	$1.17
Discontinued operations	0.32	1.14	0.09

Net income applicable to common shares	$1.62	$2.26	$1.26

Diluted earnings per share:
Income from continuing operations applicable to common shares	$1.30	$1.12	$1.16
Discontinued operations	0.32	1.13	0.09

Net income applicable to common shares	$1.62	$2.25	$1.25

There were 940, 500, 222,200, 11,500 anti-dilutive options outstanding for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 15—Litigation

Legal Proceedings Defended and Indemnified by Third Parties

Kindred, Brookdale, Alterra, Sunrise and our other tenants, operators and managers are parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant, operator or manager, as applicable, has agreed to indemnify, defend and hold us harmless against these actions and investigations. We cannot assure you that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on Kindred’s, Brookdale’s, Alterra’s, Sunrise’s or such other tenants’, operators’ and managers’ liquidity, financial condition or results of operations, which, in turn, could have a Material Adverse Effect on us.

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise REIT and with the process for unitholder consideration of the purchase agreement. The complaint alleges, among other things, that HCP made certain improper and misleading public statements and/or offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original purchase agreement and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On December 19, 2007, the District Court denied HCP’s motion to dismiss. On April 8, 2008, HCP filed a motion requesting permission from the District Court to add a counterclaim against us. The counterclaim alleges that Sunrise REIT failed to conduct a fair sale process when it put itself up for sale in 2006 and that we, as the alleged successor to Sunrise REIT, are now responsible for those actions. On July 25, 2008, the District Court granted HCP’s motion to amend its answer to include the counterclaim. HCP is seeking compensatory and punitive damages. On November 13, 2008, HCP filed a motion requesting permission to amend its counterclaim to assert an additional count for an alleged negligent misrepresentation made by Sunrise REIT for which HCP contends that we, as the alleged successor of Sunrise REIT, are responsible. On December 8, 2008, the District Court granted HCP permission to amend its counterclaim, subject to our right to file a motion challenging all of HCP’s counterclaims on the pleadings. On December 23, 2008, we filed a motion challenging all of HCP’s counterclaims on the pleadings. That motion is pending. The District Court has scheduled a trial by jury in this matter to commence August 18, 2009. We intend to pursue our claims in the action and contest HCP’s counterclaim (which we believe has no merit) vigorously, although we cannot assure you that we will prevail in the action, or, if we do prevail, of the amount of recovery that may be awarded to us or if we do not prevail, the amount that we may be required to pay. We are unable at this time to estimate the possible loss or range of loss for the potential counterclaim in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2008.

Other Litigation

We are a plaintiff in an action seeking a declaratory judgment and damages entitled Ventas Realty, Limited Partnership et al. v. Black Diamond CLO 1998-1 Ltd., et al., Case No. 99 C107076, filed November 22, 1999 in the Circuit Court of Jefferson County, Kentucky. Two of the defendants have asserted counterclaims against us under theories of breach of contract, tortious interference with contract and abuse of process. We dispute the material allegations contained in the counterclaims and we intend to continue to pursue our claims and defend the counterclaims vigorously. We do not expect to suffer any loss for the counterclaims in this action, and therefore, no provision for liability resulting from this litigation has been made in our Consolidated Financial Statements as of December 31, 2008.

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

Note 16—Capital Stock

At December 31, 2008 and 2007, our authorized capital stock consisted of 300,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.

In 2008, we sold 9,236,083 shares of our common stock in underwritten public offerings pursuant to our existing universal shelf registration statement. We received $408.5 million in net proceeds from the sales, which we used to repay indebtedness outstanding under our unsecured revolving credit facilities and for working capital and other general corporate purposes.

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

Our automatic universal shelf registration statement, filed with the Commission in April 2006, relates to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement expires in April 2009 pursuant to the Commission’s rules, and we intend to replace it with a new universal shelf registration statement upon expiration.

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

Distribution Reinvestment and Stock Purchase Plan

We have in effect a Distribution Reinvestment and Stock Purchase Plan (“DRIP”), under which existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock. In addition, existing stockholders, as well as new investors, may purchase shares of common stock under the DRIP by making optional cash payments. We currently offer a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the DRIP. The amount and availability of this discount is at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. We may also, without prior notice, change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market.

Note 17—Related Party Transactions

During 1998, we acquired eight personal care facilities and related facilities for approximately $7.1 million from Tangram Rehabilitation Network, Inc. (“Tangram”). Tangram is a wholly owned subsidiary of Res-Care, Inc. (“Res-Care”) of which a member of our Board of Directors is the Chairman of the Board. We lease the Tangram facilities to Tangram pursuant to a master lease agreement which is guaranteed by Res-Care. For the years ended December 31, 2008, 2007 and 2006, Tangram has paid us approximately $949,800, $917,000 and $897,000, respectively, in base rent payments.

At December 31, 2007, we had loans receivable of approximately $2.1 million, due from certain current and former executive officers. Both of these loans had been repaid in full as of December 31, 2008.

Note 18—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2008 and 2007 is provided below.

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues (1)	$228,744	$230,503	$236,562	$233,957

Income from continuing operations applicable to common shares (1)	$30,584	$42,894	$63,810	$44,526
Discontinued operations (1)	1,468	28,172	885	13,949

Net income applicable to common shares	$32,052	$71,066	$64,695	$58,475

Earnings per share:
Basic:
Income from continuing operations applicable to common shares	$0.23	$0.31	$0.45	$0.31
Discontinued operations	0.01	0.20	0.01	0.10

Net income applicable to common shares	$0.24	$0.51	$0.46	$0.41

Diluted:
Income from continuing operations applicable to common shares	$0.22	$0.31	$0.45	$0.31
Discontinued operations	0.01	0.20	0.01	0.10

Net income applicable to common shares	$0.23	$0.51	$0.46	$0.41

Dividends declared per share	$0.5125	$0.5125	$0.5125	$0.5125

(1)	The amounts presented for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 are not equal to the same amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2008 and properties reflected as held for sale as of December 31, 2008.

	For the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$231,764	$233,513	$238,554
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(3,020)	(3,010)	(1,992)

Total revenues disclosed in Form 10-K	$228,744	$230,503	$236,562

Income from continuing operations applicable to common shares, previously reported in Form 10-Q	$31,098	$43,407	$64,073
Income from continuing operations applicable to common shares, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(514)	(513)	(263)

Income from continuing operations applicable to common shares disclosed in Form 10-K	$30,584	$42,894	$63,810

Discontinued operations, previously reported in Form 10-Q	$954	$27,659	$622
Discontinued operations from properties sold subsequent to the respective reporting period	514	513	263

Discontinued operations disclosed in Form 10-K	$1,468	$28,172	$885

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues (1)	$114,552	$188,938	$221,489	$227,741

Income from continuing operations (1)	$43,205	$44,149	$26,982	$28,373
Preferred stock dividends and issuance costs	—	5,199	—	—

Income from continuing operations applicable to common shares (1)	43,205	38,950	26,982	28,373
Discontinued operations (1)	1,901	135,648	1,032	1,028

Net income applicable to common shares	$45,106	$174,598	$28,014	$29,401

Earnings per share:
Basic:
Income from continuing operations applicable to common shares	$0.41	$0.33	$0.20	$0.21
Discontinued operations	0.02	1.16	0.01	0.01

Net income applicable to common shares	$0.43	$1.49	$0.21	$0.22

Diluted:
Income from continuing operations applicable to common shares	$0.40	$0.33	$0.20	$0.21
Discontinued operations	0.02	1.15	0.01	0.01

Net income applicable to common shares	$0.42	$1.48	$0.21	$0.22

Dividends declared per share	$0.475	$0.475	$0.475	$0.475

(1)	The amounts presented for 2007 are not equal to the same amounts previously reported in our Current Report on Form 8-K filed with the Commission on November 24, 2008 as a result of discontinued operations consisting of properties reflected as held for sale as of December 31, 2008.

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues, previously reported in Form 8-K	$116,421	$190,921	$223,492	$229,737
Revenues, previously reported in Form 8-K, subsequently reclassified to discontinued operations	(1,869)	(1,983)	(2,003)	(1,996)

Total revenues disclosed in Form 10-K	$114,552	$188,938	$221,489	$227,741

Income from continuing operations, previously reported in Form 8-K	$43,360	$44,369	$27,226	$28,612
Income from continuing operations, previously reported in Form 8-K, subsequently reclassified to discontinued operations	(155)	(220)	(244)	(239)

Income from continuing operations disclosed in Form 10-K	$43,205	$44,149	$26,982	$28,373

Income from continuing operations applicable to common shares, previously reported in Form 8-K	$43,360	$39,170	$27,226	$28,612
Income from continuing operations applicable to common shares, previously reported in Form 8-K, subsequently reclassified to discontinued operations	(155)	(220)	(244)	(239)

Income from continuing operations applicable to common shares disclosed in Form 10-K	$43,205	$38,950	$26,982	$28,373

Discontinued operations, previously reported in Form 8-K	$1,746	$135,428	$788	$789
Discontinued operations from properties sold subsequent to the respective reporting period	155	220	244	239

Discontinued operations disclosed in Form 10-K	$1,901	$135,648	$1,032	$1,028

Note 19—Segment Information

As of December 31, 2008, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of acquiring, financing and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment—investment in real estate—which included the triple-net leased properties and our MOBs. Our MOB segment consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, we separated them from the triple-net leased properties segment. However, the MOBs segment is not individually reported and is included in “All Other” because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

We evaluate performance of the combined properties in each segment based on net operating income before interest (excluding income from loans and investments), income taxes, depreciation and amortization, rent reset costs, reversal of contingent liability, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and minority interest. There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income. All other assets consist primarily of MOB assets and corporate assets including cash, restricted cash, deferred financing costs, notes receivable, and miscellaneous accounts receivable.

Summary information by business segment is as follows:

For the year ended December 31, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
		(In thousands)
Revenues:
Rental income	$459,643	$—	$27,793	$487,436
Resident fees and services	—	429,257	—	429,257
Income from loans and investments	—	—	8,847	8,847
Interest and other income	2,133	338	1,755	4,226

Total revenues	$461,776	$429,595	$38,395	$929,766

Segment net operating income	$459,643	$138,813	$20,140	$618,596
Interest and other income	2,133	338	1,755	4,226
Merger-related expenses	—	(4,460)	—	(4,460)
Interest expense	(103,780)	(95,595)	(3,809)	(203,184)
Depreciation and amortization	(122,094)	(98,511)	(11,197)	(231,802)
General, administrative and professional fees	—	—	(40,651)	(40,651)
Foreign currency gain	—	162	—	162
Gain on extinguishment of debt	1,868	530	—	2,398
Minority interest	—	(2,510)	(174)	(2,684)

Net income (loss) before taxes and discontinued operations	$237,770	$(61,233)	$(33,936)	$142,601

For the year ended December 31, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
		(In thousands)
Revenues:
Rental income	$450,757	$—	$14,312	$465,069
Resident fees and services	—	282,226	—	282,226
Income from loans and investments	—	—	2,586	2,586
Interest and other income	1,970	832	37	2,839

Total revenues	$452,727	$283,058	$16,935	$752,720

Segment net operating income	$450,757	$90,137	$10,862	$551,756
Interest and other income	1,970	832	37	2,839
Merger-related expenses	—	(2,979)	—	(2,979)
Interest expense	(129,250)	(64,547)	(1,934)	(195,731)
Depreciation and amortization	(122,104)	(101,223)	(4,136)	(227,463)
General, administrative and professional fees	—	—	(36,425)	(36,425)
Foreign currency gain	—	24,280	—	24,280
Gain on extinguishment of debt	88	—	—	88
Minority interest	—	(1,721)	23	(1,698)

Net income (loss) before taxes and discontinued operations	$201,461	$(55,221)	$(31,573)	$114,667

For the year ended December 31, 2006:
	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
		(In thousands)
Revenues:
Rental income	$381,016	$—	$7,151	$388,167
Income from loans and investments	—	—	7,014	7,014
Interest and other income	2,734	—	36	2,770

Total revenues	$383,750	$—	$14,201	$397,951

Segment net operating income	$381,016	$—	$10,994	$392,010
Interest and other income	2,734	—	36	2,770
Interest expense	(127,534)	—	(1,419)	(128,953)
Depreciation and amortization	(108,790)	—	(1,964)	(110,754)
General, administrative and professional fees	—	—	(26,136)	(26,136)
Loss on extinguishment of debt	(1,273)	—	—	(1,273)
Rent reset costs	(7,361)	—	—	(7,361)

Net income (loss) before taxes and discontinued operations	$138,792	$—	$(18,489)	$120,303

	As of December 31,
	2008	2007
	(In thousands)
Assets:
Triple-net leased properties	$3,127,561	$3,011,920
Senior living operations	2,362,282	2,506,780
All other assets	280,141	197,928

Total assets	$5,769,984	$5,716,628

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Capital expenditures:
Triple-net leased properties	$11,487	$10,107	$490,311
Senior living operations	7,301	1,231,083	—
All other expenditures	51,372	127,636	368

Total capital expenditures	$70,160	$1,368,826	$490,679

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue:
United States	$854,388	$705,828	$397,951
Canada	75,378	46,892	—

Total revenues	$929,766	$752,720	$397,951

	As of December 31,
	2008	2007
	(In thousands)
Long-lived assets:
United States	$4,786,734	$5,024,678
Canada	386,205	451,151

Total long-lived assets	$5,172,939	$5,475,829

Note 20—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes of the Issuers. Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the Senior Notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Convertible Notes. ETOP, of which we own substantially all of the partnership units, and certain of its wholly owned subsidiaries (the “ETOP Subsidiary Guarantors” and collectively, with the Wholly Owned Subsidiary Guarantors, the “Guarantors”), have also provided a guarantee, on a joint and several basis, of the Senior Notes and the Convertible Notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the Senior Notes or the Convertible Notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes and our primary obligation to pay principal and interest on the Convertible Notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006:

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,144	$49,785	$2,144,350	$852,203	$2,239,746	$—	$5,296,228
Cash and cash equivalents	—	—	10,325	144,918	21,569	—	176,812
Escrow deposits and restricted cash	216	—	9,398	21,128	25,124	—	55,866
Deferred financing costs, net	318	—	672	11,243	8,365	—	20,598
Notes receivable-related parties	—	—	—	—	—	—	—
Investment in and advances to affiliates	1,170,475	9,039	—	1,119,378	—	(2,298,892)	—
Other	11	935	57,799	84,612	77,123	—	220,480

Total assets	$1,181,164	$59,759	$2,222,544	$2,233,482	$2,371,927	$(2,298,892)	$5,769,984

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$227,214	$—	$442,098	$1,351,526	$1,126,856	$—	$3,147,694
Intercompany	(940)	7,500	491,696	(498,256)	—	—	—
Deferred revenue	11	—	518	3,617	2,911	—	7,057
Accrued interest	—	—	1,733	15,721	4,477	—	21,931
Accounts payable and other accrued liabilities	12,578	37	67,700	29,957	57,926	—	168,198
Deferred income taxes	257,499	—	—	—	—	—	257,499

Total liabilities	496,362	7,537	1,003,745	902,565	1,192,170	—	3,602,379
Minority interest	393	—	—	—	18,744	—	19,137
Total stockholders’ equity	684,409	52,222	1,218,799	1,330,917	1,161,013	(2,298,892)	2,148,468

Total liabilities and stockholders’ equity	$1,181,164	$59,759	$2,222,544	$2,233,482	$2,371,927	$(2,298,892)	$5,769,984

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,793	$51,923	$2,233,454	$874,031	$2,325,626	$—	$5,495,827
Cash and cash equivalents	—	—	6,040	494	21,800	—	28,334
Escrow deposits and restricted cash	214	—	24,618	6,341	22,904	—	54,077
Deferred financing costs, net	419	—	401	14,101	7,915	—	22,836
Notes receivable-related parties	1,717	—	—	375	—	—	2,092
Investment in and advances to affiliates	1,114,775	9,039	—	956,394	—	(2,080,208)	—
Other	—	714	55,430	15,433	41,885	—	113,462

Total assets	$1,127,918	$61,676	$2,319,943	$1,867,169	$2,420,130	$(2,080,208)	$5,716,628

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$226,323	$400	$606,806	$1,457,168	$1,069,802	$—	$3,360,499
Intercompany loans	(44,347)	7,500	569,778	(541,655)	8,724	—	—
Deferred revenue	(8)	—	568	5,463	3,042	—	9,065
Accrued interest	(796)	3	3,287	16,621	1,675	—	20,790
Accounts payable and other accrued liabilities	12,264	112	65,875	43,369	51,956	—	173,576
Deferred income taxes	297,590	—	—	—	—	—	297,590

Total liabilities	491,026	8,015	1,246,314	980,966	1,135,199	—	3,861,520
Minority interest	393	—	21	2,115	28,925	—	31,454
Total stockholders’ equity	636,499	53,661	1,073,608	884,088	1,256,006	(2,080,208)	1,823,654

Total liabilities and stockholders’ equity	$1,127,918	$61,676	$2,319,943	$1,867,169	$2,420,130	$(2,080,208)	$5,716,628

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,296	$5,812	$144,502	$273,658	$61,168	$—	$487,436
Resident fees and services	—	—	109,038	—	320,219	—	429,257
Income from loans and investments	—	—	—	8,847	—	—	8,847
Equity earnings (loss) in affiliates	191,524	(6)	5,602	—	—	(197,120)	—
Interest and other income	73	—	184	3,539	430	—	4,226

Total revenues	193,893	5,806	259,326	286,044	381,817	(197,120)	929,766

Expenses:
Interest	160	27	31,925	107,114	63,958	—	203,184
Depreciation and amortization	648	2,152	90,155	42,696	96,151	—	231,802
Property-level operating expenses	—	—	73,787	6,515	226,642	—	306,944
General, administrative and professional fees	6,045	362	13,561	16,320	4,363	—	40,651
Foreign currency loss (gain)	126	—	(227)	—	(61)	—	(162)
Loss (gain) on extinguishment of debt	—	—	30	(1,869)	(559)	—	(2,398)
Merger-related expenses (gain)	—	—	3,922	815	(277)	—	4,460
Intercompany interest	(161)	(336)	48,269	(48,708)	936	—	—

Total expenses	6,818	2,205	261,422	122,883	391,153	—	784,481

Income (loss) before reversal of contingent liability, income taxes, minority interest and discontinued operations	187,075	3,601	(2,096)	163,161	(9,336)	(197,120)	145,285
Reversal of contingent liability	23,328	—	—	—	—	—	23,328
Income tax benefit, net of minority interest	15,885	—	—	—	—	—	15,885

Income (loss) before minority interest and discontinued operations	226,288	3,601	(2,096)	163,161	(9,336)	(197,120)	184,498
Minority interest, net of tax	—	—	(1,752)	—	4,436	—	2,684

Income (loss) from continuing operations	226,288	3,601	(344)	163,161	(13,772)	(197,120)	181,814
Discontinued operations	—	—	—	36,924	7,550	—	44,474

Net income (loss) applicable to common shares	$226,288	$3,601	$(344)	$200,085	$(6,222)	$(197,120)	$226,288

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,248	$670	$142,821	$271,283	$48,047	$—	$465,069
Resident fees and services	—	—	73,714	—	208,512	—	282,226
Income from loans and investments	—	—	—	2,586	—	—	2,586
Equity earnings (loss) in affiliates	250,530	(227)	6,154	—	—	(256,457)	—
Interest and other income	82	(2)	362	1,460	937	—	2,839

Total revenues	252,860	441	223,051	275,329	257,496	(256,457)	752,720

Expenses:
Interest	875	(2,842)	32,164	117,584	47,950	—	195,731
Depreciation and amortization	648	441	91,094	44,698	90,582	—	227,463
Property-level operating expenses	—	—	51,057	—	147,068	—	198,125
General, administrative and professional fees	1,337	409	12,374	19,198	3,107	—	36,425
Foreign currency loss (gain)	120	—	12	(24,317)	(95)	—	(24,280)
Gain on extinguishment of debt	—	—	—	(88)	—	—	(88)
Merger-related expenses	—	—	2,198	739	42	—	2,979
Intercompany interest	(4,396)	(233)	30,586	(26,791)	834	—	—

Total expenses	(1,416)	(2,225)	219,485	131,023	289,488	—	636,355

Income (loss) before income taxes, minority interest and discontinued operations	254,276	2,666	3,566	144,306	(31,992)	(256,457)	116,365
Income tax benefit, net of minority interest	28,042	—	—	—	—	—	28,042

Income (loss) before minority interest and discontinued operations	282,318	2,666	3,566	144,306	(31,992)	(256,457)	144,407
Minority interest, net of tax	—	—	(1,076)	—	2,774	—	1,698

Income (loss) from continuing operations	282,318	2,666	4,642	144,306	(34,766)	(256,457)	142,709
Discontinued operations	—	657	—	138,745	207	—	139,609

Net income (loss)	282,318	3,323	4,642	283,051	(34,559)	(256,457)	282,318
Preferred stock dividends and issuance costs	5,199	—	—	—	—	—	5,199

Net income (loss) applicable to common shares	$277,119	$3,323	$4,642	$283,051	$(34,559)	$(256,457)	$277,119

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,317	$634	$100,623	$243,012	$41,581	$—	$388,167
Income from loans and investments	—	—	—	7,014	—	—	7,014
Equity earnings (loss) in affiliates	128,902	(99)	4,179	—	—	(132,982)	—
Interest and other income	79	(116)	37	2,412	358	—	2,770

Total revenues	131,298	419	104,839	252,438	41,939	(132,982)	397,951

Expenses:
Interest	86	(2,904)	25,747	89,029	16,995	—	128,953
Depreciation and amortization	673	440	48,716	45,057	15,868	—	110,754
Property-level operating expenses	—	—	—	904	2,267	—	3,171
General, administrative and professional fees	878	402	6,266	16,029	2,561	—	26,136
Rent reset costs	—	—	—	7,361	—	—	7,361
Loss on extinguishment of debt	—	—	—	1,273	—	—	1,273
Intercompany interest	—	(115)	—	(600)	715	—	—

Total expenses	1,637	(2,177)	80,729	159,053	38,406	—	277,648

Income before reversal of contingent liability and discontinued operations	129,661	2,596	24,110	93,385	3,533	(132,982)	120,303
Reversal of contingent liability	1,769	—	—	—	—	—	1,769

Income from continuing operations	131,430	2,596	24,110	93,385	3,533	(132,982)	122,072
Discontinued operations	—	561	—	8,605	192	—	9,358

Net income applicable to common shares	$131,430	$3,157	$24,110	$101,990	$3,725	$(132,982)	$131,430

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$548	$7,445	$75,734	$175,741	$104,707	$—	$364,175
Net cash provided by (used in) investing activities	1,717	(306)	(35,255)	(73,663)	(28,749)	—	(136,256)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	(27,574)	100,940	—	—	73,366
Proceeds from debt	—	—	—	—	140,262	—	140,262
Repayment of debt	—	(2,002)	(136,228)	(206,835)	(71,831)	—	(416,896)
Net change in intercompany debt	43,407	—	(78,082)	43,399	(8,724)	—	—
Payment of deferred financing costs	—	—	(811)	(1,099)	(1,947)	—	(3,857)
Issuance of common stock	408,540	—	—	—	—	—	408,540
Cash distribution (to) from affiliates	(172,582)	(5,105)	207,153	105,135	(134,601)	—	—
Cash distribution to common stockholders	(288,817)	(32)	—	—	—	—	(288,849)
Other	7,187	—	—	—	—	—	7,187

Net cash (used in) provided by financing activities	(2,265)	(7,139)	(35,542)	41,540	(76,841)	—	(80,247)

Net increase (decrease) in cash and cash equivalents	—	—	4,937	143,618	(883)	—	147,672
Effect of foreign currency translation on cash and cash equivalents	—	—	—	806	—	—	806
Cash and cash equivalents at beginning of year	—	—	5,388	494	22,452	—	28,334

Cash and cash equivalents at end of year	$—	$—	$10,325	$144,918	$21,569	$—	$176,812

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$22,852	$5,309	$67,384	$212,004	$94,077	$—	$401,626
Net cash (used in) provided by investing activities	(1)	—	(567,237)	180,755	(788,709)	—	(1,175,192)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	84,286	92,300	—	—	176,586
Issuance of bridge financing	—	—	—	1,230,000	—	—	1,230,000
Repayment of bridge financing	—	—	—	(1,230,000)	—	—	(1,230,000)
Proceeds from debt	—	—	—	—	53,832	—	53,832
Repayment of debt	—	(13)	(126,158)	(5,001)	(53,441)	—	(184,613)
Net change in intercompany debt	(44,347)	—	453,502	(409,155)	—	—	—
Debt and preferred stock issuance costs	(4,300)	—	—	—	—	—	(4,300)
Payment of deferred financing costs	—	—	(497)	(275)	(7,084)	—	(7,856)
Issuance of common stock	1,045,713	—	—	—	—	—	1,045,713
Cash distribution to preferred stockholders	(3,449)	—	—	—	—	—	(3,449)
Cash distribution (to) from affiliates	(746,388)	(5,177)	70,294	(65,853)	747,124	—	—
Cash distribution to common stockholders	(282,620)	(119)	—	—	—	—	(282,739)
Other	12,540	—	24,466	(65)	(24,466)	—	12,475

Net cash (used in) provided by financing activities	(22,851)	(5,309)	505,893	(388,049)	715,965	—	805,649

Net increase in cash and cash equivalents	—	—	6,040	4,710	21,333	—	32,083
Effect of foreign currency translation on cash and cash equivalents	—	—	—	(4,995)	—	—	(4,995)
Cash and cash equivalents at beginning of year	—	—	—	779	467	—	1,246

Cash and cash equivalents at end of year	$—	$—	$6,040	$494	$21,800	$—	$28,334

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

	Ventas, Inc.	ETOP and ETOP Subsidiary Guarantors	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$608	$4,618	$56,465	$160,833	$16,343	$—	$238,867
Net cash provided by (used in) investing activities	—	—	167	(481,640)	(501)	—	(481,974)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	—	(32,200)	—	—	(32,200)
Proceeds from debt	225,469	—	—	221,462	2,074	—	449,005
Repayment of debt	—	(11)	(11,501)	—	(4,572)	—	(16,084)
Payment of deferred financing costs	—	—	—	(4,876)	—	—	(4,876)
Issuance of common stock, net	831	—	—	—	—	—	831
Cash distribution (to) from affiliates	(73,232)	(4,321)	(45,131)	136,173	(13,489)	—	—
Cash distribution to stockholders	(160,311)	(287)	—	—	—	—	(160,598)
Other	6,634	—	(3,376)	—	3,376	—	6,634

Net cash (used in) provided by financing activities	(609)	(4,619)	(60,008)	320,559	(12,611)	—	242,712

Net (decrease) increase in cash and cash equivalents	(1)	(1)	(3,376)	(248)	3,231	—	(395)
Cash and cash equivalents at beginning of year	1	1	—	1,027	612	—	1,641

Cash and cash equivalents at end of year	$—	$—	$(3,376)	$779	$3,843	$—	$1,246

Note 21—ETOP Condensed Consolidating Information

ETOP, of which we own substantially all of the partnership interests, and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with us and certain of our direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the Senior Notes and the Convertible Notes. See “Note 20—Condensed Consolidating Information.” Certain of ETOP’s other direct and indirect wholly owned subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided a guarantee of the Senior Notes or the Convertible Notes and, therefore, are not directly obligated with respect to the Senior Notes or the Convertible Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Assets
Net real estate investments	$49,785	$33,690	$—	$83,475
Escrow deposits and restricted cash	—	8,731	—	8,731
Investment in and advances to affiliates	9,039	—	—	9,039
Other	935	48,083	—	49,018

Total assets	$59,759	$90,504	$—	$150,263

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$—	$62,289	$—	$62,289
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	—	403	—	403
Accounts payable and other accrued liabilities	37	3,240	—	3,277

Total liabilities	7,537	65,932	—	73,469
Total partners’ capital	52,222	24,572	—	76,794

Total liabilities and partners’ capital	$59,759	$90,504	$—	$150,263

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Escrow deposits and restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Total partners’ capital	53,661	24,669	—	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Revenues:
Rental income	$5,812	$5,876	$—	$11,688
Interest and other income	—	—	—	—
Equity loss in affiliates	(6)	—	6	—

Total revenues	5,806	5,876	6	11,688

Expenses:
Interest	27	2,032	—	2,059
Depreciation and amortization	2,152	1,540	—	3,692
Property-level operating expenses	—	1,575	—	1,575
General, administrative and professional fees	362	486	—	848
Intercompany interest	(336)	936	—	600

Total expenses	2,205	6,569	—	8,774

Net income (loss) from continuing operations	3,601	(693)	6	2,914
Discontinued operations	—	687	—	687

Net income (loss)	$3,601	$(6)	$6	$3,601

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Revenues:
Rental income	$5,754	$5,777	$—	$11,531
Interest and other income	153	3	—	156
Equity loss in affiliates	(227)	—	227	—

Total revenues	5,680	5,780	227	11,687

Expenses:
Interest	36	2,074	—	2,110
Depreciation and amortization	2,145	1,517	—	3,662
Property-level operating expenses	—	1,597	—	1,597
General, administrative and professional fees	409	643	—	1,052
Intercompany interest	(233)	833	—	600

Total expenses	2,357	6,664	—	9,021

Net income (loss) from continuing operations	3,323	(884)	227	2,666
Discontinued operations	—	657	—	657

Net income (loss)	$3,323	$(227)	$227	$3,323

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Revenues:
Rental income	$5,722	$5,699	$—	$11,421
Interest and other income	—	10	—	10
Equity loss in affiliates	(99)	—	99	—

Total revenues	5,623	5,709	99	11,431

Expenses:
Interest	35	2,121	—	2,156
Depreciation and amortization	2,144	1,490	—	3,634
Property-level operating expenses	—	1,448	—	1,448
General, administrative and professional fees	402	595	—	997
Intercompany interest	(115)	715	—	600

Total expenses	2,466	6,369	—	8,835

Net income (loss) from continuing operations	3,157	(660)	99	2,596
Discontinued operations	—	561	—	561

Net income (loss)	$3,157	$(99)	$99	$3,157

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Net cash provided by operating activities	$5,440	$2,005	$—	$7,445
Net cash used in investing activities	—	(306)	—	(306)
Net cash used in financing activities	(5,440)	(1,699)	—	(7,139)

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Net cash provided by operating activities	$5,309	$2,187	$—	$7,496
Net cash used in investing activities	—	(135)	—	(135)
Net cash used in financing activities	(5,309)	(2,388)	—	(7,697)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of year	—	336	—	336

Cash and cash equivalents at end of year	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
		(In thousands)
Net cash provided by operating activities	$4,618	$2,873	$—	$7,491
Net cash used in investing activities	—	(259)	—	(259)
Net cash used in financing activities	(4,619)	(2,716)	—	(7,335)

Net decrease in cash and cash equivalents	(1)	(102)	—	(103)
Cash and cash equivalents at beginning of year	1	438	—	439

Cash and cash equivalents at end of year	$—	$336	$—	$336

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollars in Thousands)

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
	KINDRED SKILLED NURSING FACILITIES
791	Whitesburg Gardens Health Care Center	Huntsville	AL	$534	$4,216	$—	$534	$4,216	$4,750	$2,978	$1,772	1968	1991	25 years
824	Kindred Healthcare Center of Mobile	Mobile	AL	5	2,981	—	5	2,981	2,986	1,747	1,239	1967	1992	29 years
436	Valley Healthcare & Rehab Center	Tucson	AZ	383	1,954	—	383	1,954	2,337	1,249	1,088	1964	1993	28 years
743	Desert Life Rehab & Care Center	Tucson	AZ	611	5,117	—	611	5,117	5,728	3,658	2,070	1979	1982	37 years
851	Villa Campana Health Center	Tucson	AZ	533	2,201	—	533	2,201	2,734	1,076	1,658	1983	1993	35 years
853	Kachina Point Health Care & Rehab	Sedona	AZ	364	4,179	—	364	4,179	4,543	2,520	2,023	1983	1984	45 years
148	Village Square Nursing & Rehab Center	San Marcos	CA	766	3,507	—	766	3,507	4,273	1,333	2,940	1989	1993	42 years
150	Nob Hill Healthcare Center	San Francisco	CA	1,902	7,531	—	1,902	7,531	9,433	4,361	5,072	1967	1993	28 years
167	Canyonwood Nursing & Rehab Center	Redding	CA	401	3,784	—	401	3,784	4,185	1,686	2,499	1989	1989	45 years
210	The Californian Care Center	Bakersfield	CA	1,438	5,609	—	1,438	5,609	7,047	2,469	4,578	1988	1992	40 years
335	Lawton Healthcare Center	San Francisco	CA	943	514	—	943	514	1,457	397	1,060	1962	1996	20 years
350	Valley Gardens Healthcare & Rehab Center	Stockton	CA	516	3,405	—	516	3,405	3,921	1,616	2,305	1988	1988	29 years
411	Alta Vista Healthcare Center	Riverside	CA	376	1,669	—	376	1,669	2,045	1,056	989	1966	1992	29 years
525	La Veta Healthcare Center	Orange	CA	47	1,459	—	47	1,459	1,506	883	623	1964	1992	28 years
738	Bay View Nursing & Rehab Center	Alameda	CA	1,462	5,981	—	1,462	5,981	7,443	3,517	3,926	1967	1993	45 years
744	Cherry Hills Health Care Center	Englewood	CO	241	2,180	—	241	2,180	2,421	1,328	1,093	1960	1995	30 years
745	Aurora Care Center	Aurora	CO	197	2,328	—	197	2,328	2,525	1,305	1,220	1962	1995	30 years
859	Castle Garden Care Center	Northglenn	CO	501	8,294	—	501	8,294	8,795	4,504	4,291	1971	1993	29 years
873	Brighton Care Center	Brighton	CO	282	3,377	—	282	3,377	3,659	1,923	1,736	1969	1992	30 years
562	Andrew House Healthcare	New Britain	CT	247	1,963	—	247	1,963	2,210	1,066	1,144	1967	1992	29 years
563	Camelot Nursing & Rehab Center	New London	CT	202	2,363	—	202	2,363	2,565	1,343	1,222	1969	1994	28 years
566	Windsor Rehab & Healthcare Center	Windsor	CT	368	2,520	—	368	2,520	2,888	1,566	1,322	1965	1994	30 years
567	Nutmeg Pavilion Healthcare	New London	CT	401	2,776	—	401	2,776	3,177	1,743	1,434	1968	1992	29 years
568	Parkway Pavilion Healthcare	Enfield	CT	337	3,607	—	337	3,607	3,944	2,245	1,699	1968	1994	28 years
1221	Courtland Gardens Health Center Inc.	Stamford	CT	1,126	9,399	—	1,126	9,399	10,525	2,992	7,533	1956	1990	45 years
155	Savannah Rehab & Nursing Center	Savannah	GA	213	2,772	—	213	2,772	2,985	1,577	1,408	1968	1993	28.5 years
645	Specialty Care of Marietta	Marietta	GA	241	2,782	—	241	2,782	3,023	1,676	1,347	1968	1993	28.5 years
660	Savannah Specialty Care Center	Savannah	GA	157	2,219	—	157	2,219	2,376	1,476	900	1972	1991	26 years
1228	Lafayette Nursing & Rehab Center	Fayetteville	GA	598	6,623	—	598	6,623	7,221	4,200	3,021	1989	1995	20 years
216	Hillcrest Rehab Care Center	Boise	ID	256	3,593	—	256	3,593	3,849	1,144	2,705	1977	1998	45 years
218	Cascade Rehab & Care Center	Caldwell	ID	312	2,050	—	312	2,050	2,362	729	1,633	1974	1998	45 years
221	Lewiston Rehab & Care Center	Lewiston	ID	133	3,982	—	133	3,982	4,115	2,647	1,468	1964	1984	29 years
222	Nampa Care Center	Nampa	ID	252	2,810	—	252	2,810	3,062	2,618	444	1950	1983	25 years
223	Weiser Rehab & Care Center	Weiser	ID	157	1,760	—	157	1,760	1,917	1,808	109	1963	1983	25 years
225	Aspen Park Healthcare	Moscow	ID	261	2,571	—	261	2,571	2,832	1,892	940	1955	1990	25 years
409	Mountain Valley Care & Rehab	Kellogg	ID	68	1,280	—	68	1,280	1,348	1,246	102	1971	1984	25 years
111	Rolling Hills Health Care Center	New Albany	IN	81	1,894	—	81	1,894	1,975	1,192	783	1984	1993	25 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
112	Royal Oaks Healthcare & Rehab Center	Terre Haute	IN	418	5,779	—	418	5,779	6,197	1,851	4,346	1995	1995	45 years
113	Southwood Health & Rehab Center	Terre Haute	IN	90	2,868	—	90	2,868	2,958	1,763	1,195	1988	1993	25 years
131	Harrison Health and Rehabilitation Center	Corydon	IN	125	6,068	—	125	6,068	6,193	1,464	4,729	N/A	1998	45 years
209	Valley View Health Care Center	Elkhart	IN	87	2,665	—	87	2,665	2,752	1,662	1,090	1985	1993	25 years
213	Wildwood Healthcare Center	Indianapolis	IN	134	4,983	—	134	4,983	5,117	3,047	2,070	1988	1993	25 years
269	Meadowvale Health & Rehab Center	Bluffton	IN	7	787	—	7	787	794	435	359	1962	1995	22 years
290	Bremen Health Care Center	Bremen	IN	109	3,354	—	109	3,354	3,463	1,627	1,836	1982	1996	45 years
294	Windsor Estates Health & Rehab Center	Kokomo	IN	256	6,625	—	256	6,625	6,881	3,076	3,805	1962	1995	35 years
406	Muncie Health Care & Rehab	Muncie	IN	108	4,202	—	108	4,202	4,310	2,519	1,791	1980	1993	25 years
407	Parkwood Health Care Center	Lebanon	IN	121	4,512	—	121	4,512	4,633	2,730	1,903	1977	1993	25 years
694	Wedgewood Healthcare Center	Clarksville	IN	119	5,115	—	119	5,115	5,234	2,374	2,860	1985	1995	35 years
780	Columbus Health & Rehab Center	Columbus	IN	345	6,817	—	345	6,817	7,162	4,731	2,431	1966	1991	25 years
277	Rosewood Health Care Center	Bowling Green	KY	248	5,371	—	248	5,371	5,619	3,288	2,331	1970	1990	30 years
278	Oakview Nursing & Rehab Center	Calvert City	KY	124	2,882	—	124	2,882	3,006	1,763	1,243	1967	1990	30 years
280	Winchester Centre for Health/Rehab	Winchester	KY	137	6,120	—	137	6,120	6,257	3,707	2,550	1967	1990	30 years
281	Riverside Manor Health Care	Calhoun	KY	103	2,119	—	103	2,119	2,222	1,313	909	1963	1990	30 years
282	Maple Manor Healthcare Center	Greenville	KY	59	3,187	—	59	3,187	3,246	1,967	1,279	1968	1990	30 years
782	Danville Center for Health & Rehab	Danville	KY	322	3,538	—	322	3,538	3,860	1,833	2,027	1962	1995	30 years
784	Northfield Center for Health & Rehab	Louisville	KY	285	1,555	—	285	1,555	1,840	1,055	785	1969	1985	30 years
785	Hillcrest Health Care Center	Owensboro	KY	544	2,619	—	544	2,619	3,163	2,596	567	1963	1982	22 years
787	Woodland Terrace Health Care Facility.	Elizabethtown	KY	216	1,795	—	216	1,795	2,011	1,871	140	1969	1982	26 years
864	Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830	—	137	1,830	1,967	1,321	646	1974	1985	35 years
198	Harrington House Nursing & Rehab Center	Walpole	MA	4	4,444	—	4	4,444	4,448	1,783	2,665	1991	1991	45 years
327	Laurel Ridge Rehab & Nursing Center	Jamaica Plain	MA	194	1,617	—	194	1,617	1,811	1,099	712	1968	1989	30 years
501	Blue Hills Alzheimer’s Care Center	Stoughton	MA	511	1,026	—	511	1,026	1,537	1,237	300	1965	1982	28 years
503	Brigham Manor Nursing & Rehab Center	Newburyport	MA	126	1,708	—	126	1,708	1,834	1,362	472	1806	1982	27 years
506	Presentation Nursing & Rehab Center	Brighton	MA	184	1,220	—	184	1,220	1,404	1,173	231	1968	1982	28 years
507	Country Manor Rehab & Nursing Center	Newburyport	MA	199	3,004	—	199	3,004	3,203	2,346	857	1968	1982	27 years
508	Crawford Skilled Nursing & Rehab Center	Fall River	MA	127	1,109	—	127	1,109	1,236	1,006	230	1968	1982	29 years
513	Hallmark Nursing & Rehab Center	New Bedford	MA	202	2,694	—	202	2,694	2,896	2,154	742	1968	1982	26 years
514	Sachem Nursing & Rehab Center	East Bridgewater	MA	529	1,238	—	529	1,238	1,767	1,417	350	1968	1982	27 years
516	Hammersmith House Nursing Care Center	Saugus	MA	112	1,919	—	112	1,919	2,031	1,452	579	1965	1982	28 years
517	Oakwood Rehab & Nursing Center	Webster	MA	102	1,154	—	102	1,154	1,256	1,022	234	1967	1982	31 years
518	Timberlyn Heights Nursing & Alzheimer’s Center	Great Barrington	MA	120	1,305	—	120	1,305	1,425	1,138	287	1968	1982	29 years
526	The Eliot Healthcare Center	Natick	MA	249	1,328	—	249	1,328	1,577	1,149	428	1996	1982	31 years
529	Bolton Manor Nursing Home	Marlborough	MA	222	2,431	—	222	2,431	2,653	1,798	855	1973	1984	34.5 years
532	Hillcrest Nursing Center	Fitchburg	MA	175	1,461	—	175	1,461	1,636	1,451	185	1957	1984	25 years
534	Country Gardens Skilled Nursing & Rehab	Swansea	MA	415	2,675	—	415	2,675	3,090	2,086	1,004	1969	1984	27 years
537	Quincy Rehab & Nursing Center	Quincy	MA	216	2,911	—	216	2,911	3,127	2,537	590	1965	1984	24 years
539	Newton & Wellesley Alzheimer Center	Wellesley	MA	297	3,250	—	297	3,250	3,547	2,308	1,239	1971	1984	30 years
542	Den-Mar Rehab & Nursing Center	Rockport	MA	23	1,560	—	23	1,560	1,583	1,254	329	1963	1985	30 years
573	Eagle Pond Rehab & Living Center	South Dennis	MA	296	6,896	—	296	6,896	7,192	3,133	4,059	1985	1987	50 years
581	Blueberry Hill Healthcare	Beverly	MA	129	4,290	—	129	4,290	4,419	2,864	1,555	1965	1968	40 years
582	Colony House Nursing & Rehab Center	Abington	MA	132	999	—	132	999	1,131	1,029	102	1965	1969	40 years
584	Franklin Skilled Nursing & Rehab Center	Franklin	MA	156	757	—	156	757	913	775	138	1967	1969	40 years
585	Great Barrington Rehab & Nursing Center	Great Barrington	MA	60	1,142	—	60	1,142	1,202	1,102	100	1967	1969	40 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
587	River Terrace Healthcare	Lancaster	MA	268	957	—	268	957	1,225	1,047	178	1969	1969	40 years
588	Walden Rehab & Nursing Center	Concord	MA	181	1,347	—	181	1,347	1,528	1,339	189	1969	1968	40 years
544	Augusta Rehabilitation Center	Augusta	ME	152	1,074	—	152	1,074	1,226	864	362	1968	1985	30 years
545	Eastside Rehab & Living Center	Bangor	ME	316	1,349	—	316	1,349	1,665	1,008	657	1967	1985	30 years
546	Winship Green Nursing Center	Bath	ME	110	1,455	—	110	1,455	1,565	1,019	546	1974	1985	35 years
547	Brewer Rehab & Living Center	Brewer	ME	228	2,737	—	228	2,737	2,965	1,789	1,176	1974	1985	33 years
549	Kennebunk Nursing Center	Kennebunk	ME	99	1,898	—	99	1,898	1,997	1,216	781	1977	1985	35 years
550	Norway Rehab & Living Center	Norway	ME	133	1,658	—	133	1,658	1,791	1,073	718	1972	1985	39 years
554	Westgate Manor	Bangor	ME	287	2,718	—	287	2,718	3,005	1,960	1,045	1969	1985	31 years
555	Brentwood Manor Rehab & Nursing Center	Yarmouth	ME	181	2,789	—	181	2,789	2,970	1,897	1,073	1945	1985	45 years
416	Park Place Health Care Center	Great Falls	MT	600	6,311	—	600	6,311	6,911	3,594	3,317	1963	1993	28 years
433	Parkview Acres Care & Rehab Center	Dillon	MT	207	2,578	—	207	2,578	2,785	1,479	1,306	1965	1993	29 years
116	Pettigrew Rehab & Healthcare Center	Durham	NC	101	2,889	—	101	2,889	2,990	1,731	1,259	1969	1993	28 years
137	Sunnybrook Healthcare & Rehab Specialists	Raleigh	NC	187	3,409	—	187	3,409	3,596	2,376	1,220	1971	1991	25 years
143	Raleigh Rehab & Healthcare Center	Raleigh	NC	316	5,470	—	316	5,470	5,786	3,788	1,998	1969	1991	25 years
146	Rose Manor Health Care Center	Durham	NC	200	3,527	—	200	3,527	3,727	2,351	1,376	1972	1991	26 years
188	Cypress Pointe Rehab & HC Center	Wimington	NC	233	3,710	—	233	3,710	3,943	2,275	1,668	1966	1993	28.5 years
191	Silas Creek Manor	Winston-Salem	NC	211	1,893	—	211	1,893	2,104	1,098	1,006	1966	1993	28.5 years
307	Lincoln Nursing Center	Lincoln	NC	39	3,309	—	39	3,309	3,348	2,155	1,193	1976	1986	35 years
704	Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132	—	339	4,132	4,471	2,799	1,672	1967	1991	25 years
706	Guardian Care of Henderson	Henderson	NC	206	1,997	—	206	1,997	2,203	1,148	1,055	1957	1993	29 years
707	Rehab & Nursing Center of Monroe	Monroe	NC	185	2,654	—	185	2,654	2,839	1,646	1,193	1963	1993	28 years
711	Kinston Rehab and Healthcare Center	Kinston	NC	186	3,038	—	186	3,038	3,224	1,684	1,540	1961	1993	29 years
713	Guardian Care of Zebulon	Zebulon	NC	179	1,933	—	179	1,933	2,112	1,112	1,000	1973	1993	29 years
723	Guardian Care of Rocky Mount	Rocky Mount	NC	240	1,732	—	240	1,732	1,972	1,253	719	1975	1997	25 years
724	Rehab & Health Center of Gastonia	Gastonia	NC	158	2,359	—	158	2,359	2,517	1,424	1,093	1968	1992	29 years
726	Guardian Care of Elizabeth City	Elizabeth City	NC	71	561	—	71	561	632	632	—	1977	1982	20 years
806	Chapel Hill Rehab & Healthcare Center	Chapel Hill	NC	347	3,029	—	347	3,029	3,376	1,817	1,559	1984	1993	28 years
591	Dover Rehab & Living Center	Dover	NH	355	3,797	—	355	3,797	4,152	2,882	1,270	1969	1990	25 years
592	Greenbriar Terrace Healthcare	Nashua	NH	776	6,011	—	776	6,011	6,787	4,191	2,596	1963	1990	25 years
593	Hanover Terrace Healthcare	Hanover	NH	326	1,825	—	326	1,825	2,151	1,033	1,118	1969	1993	29 years
640	Las Vegas Healthcare & Rehab Center	Las Vegas	NV	454	1,018	—	454	1,018	1,472	478	994	1940	1992	30 years
641	Torrey Pines Care Center	Las Vegas	NV	256	1,324	—	256	1,324	1,580	815	765	1971	1992	29 years
560	Franklin Woods Health Care Center	Columbus	OH	190	4,712	—	190	4,712	4,902	2,129	2,773	1986	1992	38 years
569	Chillicothe Nursing & Rehab Center	Chillicothe	OH	128	3,481	—	128	3,481	3,609	2,392	1,217	1976	1985	34 years
570	Pickerington Nursing & Rehab Center	Pickerington	OH	312	4,382	—	312	4,382	4,694	1,993	2,701	1984	1992	37 years
571	Logan Health Care Center	Logan	OH	169	3,750	—	169	3,750	3,919	2,187	1,732	1979	1991	30 years
572	Winchester Place Nursing & Rehab Center	Canal Winchester	OH	454	7,149	—	454	7,149	7,603	4,728	2,875	1974	1993	28 years
577	Minerva Park Nursing & Rehab Center	Columbus	OH	210	3,684	—	210	3,684	3,894	1,192	2,702	1973	1997	45 years
634	Cambridge Health & Rehab Center	Cambridge	OH	108	2,642	—	108	2,642	2,750	1,662	1,088	1975	1993	25 years
635	Coshocton Health & Rehab Center	Coshocton	OH	203	1,979	—	203	1,979	2,182	1,236	946	1974	1993	25 years
868	Lebanon Country Manor	Lebanon	OH	105	3,617	—	105	3,617	3,722	1,976	1,746	1984	1986	43 years
452	Sunnyside Care Center	Salem	OR	1,512	2,249	—	1,512	2,249	3,761	1,196	2,565	1981	1991	30 years
453	Medford Rehab & Healthcare Center	Medford	OR	362	4,610	—	362	4,610	4,972	2,674	2,298	N/A	1991	34 years
1237	Wyomissing Nursing & Rehab Center	Reading	PA	61	5,095	—	61	5,095	5,156	1,596	3,560	1966	1993	45 years
1224	Health Havens Nursing & Rehab Center	E. Providence	RI	174	2,643	—	174	2,643	2,817	848	1,969	1962	1990	45 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
1231	Oak Hill Nursing & Rehab Center	Pawtucket	RI	91	6,724	—	91	6,724	6,815	2,134	4,681	1966	1990	45 years
132	Madison Healthcare & Rehab Center	Madison	TN	168	1,445	—	168	1,445	1,613	867	746	1968	1992	29 years
822	Primacy Healthcare & Rehab Center	Memphis	TN	1,222	8,344	—	1,222	8,344	9,566	4,230	5,336	1980	1990	37 years
884	Masters Health Care Center	Algood	TN	524	4,370	—	524	4,370	4,894	2,601	2,293	1981	1987	38 years
140	Wasatch Care Center	Ogden	UT	373	597	—	373	597	970	561	409	1964	1990	25 years
230	Crosslands Rehab & Health Care Center	Sandy	UT	334	4,300	—	334	4,300	4,634	1,858	2,776	1987	1992	40 years
247	Saint George Care & Rehab Center	St George	UT	419	4,465	—	419	4,465	4,884	2,427	2,457	1976	1993	29 years
655	Federal Heights Rehab & Nursing Center	Salt Lake City	UT	201	2,322	—	201	2,322	2,523	1,375	1,148	1962	1992	29 years
690	Wasatch Valley Rehabilitation	Salt Lake City	UT	389	3,545	—	389	3,545	3,934	2,035	1,899	1962	1995	29 years
825	Nansemond Point Rehab & HC Center	Suffolk	VA	534	6,990	—	534	6,990	7,524	3,810	3,714	1963	1991	32 years
826	Harbour Point Med. & Rehab Center	Norfolk	VA	427	4,441	—	427	4,441	4,868	2,591	2,277	1969	1993	28 years
829	River Pointe Rehab & HC Center	Virginia Beach	VA	770	4,440	—	770	4,440	5,210	3,171	2,039	1953	1991	25 years
842	Bay Pointe Medical & Rehab Center	Virginia Beach	VA	805	2,886	(380)	425	2,886	3,311	1,614	1,697	1971	1993	29 years
559	Birchwood Terrace Healthcare	Burlington	VT	15	4,656	—	15	4,656	4,671	3,359	1,312	1965	1990	27 years
114	Arden Rehab & Healthcare Center	Seattle	WA	1,111	4,013	—	1,111	4,013	5,124	2,291	2,833	1950	1993	28.5 years
127	Northwest Continuum Care Center	Longview	WA	145	2,563	—	145	2,563	2,708	1,505	1,203	1955	1992	29 years
158	Bellingham Health Care & Rehab Center	Bellingham	WA	441	3,824	—	441	3,824	4,265	2,197	2,068	1972	1993	28.5 years
165	Rainier Vista Care Center	Puyallup	WA	520	4,780	—	520	4,780	5,300	2,073	3,227	1986	1991	40 years
168	Lakewood Healthcare Center	Lakewood	WA	504	3,511	—	504	3,511	4,015	1,648	2,367	1989	1989	45 years
180	Vancouver Healthcare & Rehab Center	Vancouver	WA	449	2,964	—	449	2,964	3,413	1,766	1,647	1970	1993	28 years
462	Queen Anne Healthcare	Seattle	WA	570	2,750	—	570	2,750	3,320	1,649	1,671	1970	1993	29 years
289	San Luis Medical & Rehab Center	Green Bay	WI	259	5,299	—	259	5,299	5,558	3,446	2,112	N/A	1996	25 years
765	Eastview Medical & Rehab Center	Antigo	WI	200	4,047	—	200	4,047	4,247	2,740	1,507	1962	1991	28 years
766	Colonial Manor Medical & Rehab Center	Wausau	WI	169	3,370	—	169	3,370	3,539	1,842	1,697	1964	1995	30 years
767	Colony Oaks Care Center	Appleton	WI	353	3,571	—	353	3,571	3,924	2,244	1,680	1967	1993	29 years
769	North Ridge Med. & Rehab Center	Manitowoc	WI	206	3,785	—	206	3,785	3,991	2,259	1,732	1964	1992	29 years
770	Vallhaven Care Center	Neenah	WI	337	5,125	—	337	5,125	5,462	3,085	2,377	1966	1993	28 years
771	Kennedy Park Med. & Rehab Center	Schofield	WI	301	3,596	—	301	3,596	3,897	3,295	602	1966	1982	29 years
773	Mt. Carmel Med. & Rehab Center	Burlington	WI	274	7,205	—	274	7,205	7,479	3,772	3,707	1971	1991	30 years
775	Sheridan Medical Complex	Kenosha	WI	282	4,910	—	282	4,910	5,192	3,368	1,824	1964	1991	25 years
776	Woodstock Health & Rehab Center	Kenosha	WI	562	7,424	—	562	7,424	7,986	5,279	2,707	1970	1991	25 years
774/4631	Mt. Carmel Health & Rehab Center	Milwaukee	WI	2,678	25,867	—	2,678	25,867	28,545	16,489	12,056	1958	1991	30 years
441	Mountain Towers Healthcare & Rehab	Cheyenne	WY	342	3,468	—	342	3,468	3,810	1,910	1,900	1964	1992	29 years
481	South Central Wyoming HC & Rehab	Rawlins	WY	151	1,738	—	151	1,738	1,889	986	903	1955	1993	29 years
482	Wind River Healthcare & Rehab Center	Riverton	WY	179	1,559	—	179	1,559	1,738	874	864	1967	1992	29 years
483	Sage View Care Center	Rock Springs	WY	287	2,392	—	287	2,392	2,679	1,376	1,303	1964	1993	30 years

	TOTAL KINDRED SKILLED NURSING FACILITIES			54,493	567,946	(380)	54,113	567,946	622,059	340,943	281,116
	NON-KINDRED SKILLED NURSING FACILITIES
3829	McCreary Health & Rehabilitation Center	Pine Knot	KY	73	2,443	—	73	2,443	2,516	151	2,365	1990	2006	35 years
3830	New Colonial Health & Rehabilitation Center	Bardstown	KY	38	2,829	—	38	2,829	2,867	175	2,692	1968	2006	35 years
3831	New Glasgow Health & Rehabilitation Center	Glasgow	KY	21	2,997	—	21	2,997	3,018	186	2,832	1968	2006	35 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
3832	New Green Valley Health & Rehabilitation Center	Carrollton	KY	29	2,325	—	29	2,325	2,354	144	2,210	1978	2006	35 years
3833	New Hart County Health Center	Horse Cave	KY	68	6,059	—	68	6,059	6,127	375	5,752	1993	2006	35 years
3834	New Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	38	3,920	—	38	3,920	3,958	243	3,715	1973	2006	35 years
3835	New Jackson Manor	Annville	KY	131	4,442	—	131	4,442	4,573	275	4,298	1989	2006	35 years
3836	New Jefferson Manor	Louisville	KY	2,169	4,075	—	2,169	4,075	6,244	252	5,992	1982	2006	35 years
3837	New Jefferson Place	Louisville	KY	1,307	9,175	—	1,307	9,175	10,482	568	9,914	1991	2006	35 years
3838	New Meadowview Health & Rehabilitation Center	Louisville	KY	317	4,666	—	317	4,666	4,983	289	4,694	1973	2006	35 years
3839	New Monroe Health & Rehabilitation Center	Tompkinsville	KY	32	8,756	—	32	8,756	8,788	542	8,246	1969	2006	35 years
3840	New North Hardin Health & Rehabilitation Center	Radcliff	KY	218	11,944	—	218	11,944	12,162	739	11,423	1986	2006	35 years
3841	New Professional Care Health & Rehabilitation Center	Hartford	KY	22	7,905	—	22	7,905	7,927	489	7,438	1967	2006	35 years
3842	New Rockford Manor Health & Rehabilitation Center	Louisville	KY	364	9,568	—	364	9,568	9,932	592	9,340	1975	2006	35 years
3843	New Summerfield Health & Rehabilitation Center	Louisville	KY	1,089	10,756	—	1,089	10,756	11,845	666	11,179	1979	2006	35 years
3844	New Tanbark Health & Rehabilitation Center	Lexington	KY	868	6,061	—	868	6,061	6,929	375	6,554	1989	2006	35 years
3845	Summit Manor Health & Rehabilitation Center	Columbia	KY	38	12,510	—	38	12,510	12,548	774	11,774	1965	2006	35 years
3764	Bear Creek Care & Rehab Center	Rochester	MN	639	3,497	—	639	3,497	4,136	3,339	797	N/A	1982	28 years
2505	Lopatcong Center	Phillipsburg	NJ	1,490	12,336	—	1,490	12,336	13,826	2,399	11,427	1982	2004	30 years
2701	Regency Manor	Columbus	OH	606	16,424	—	606	16,424	17,030	2,698	14,332	1883	2004	35 years
2702	Burlington House	Cincinnati	OH	918	5,087	—	918	5,087	6,005	833	5,172	1989	2004	35 years
3920	Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	3,499	2,068	1,431	N/A	1993	25 years
2506	Wayne Center	Wayne	PA	662	6,872	—	662	6,872	7,534	1,294	6,240	1875	2004	30 years
2507	Belvedere Nursing & Rehab	Chester	PA	822	7,203	—	822	7,203	8,025	1,388	6,637	1899	2004	30 years
2508	Chapel Manor	Philadelphia	PA	1,595	13,982	—	1,595	13,982	15,577	2,695	12,882	1948	2004	30 years
2509	Pennsburg Manor	Pennsburg	PA	1,091	7,871	—	1,091	7,871	8,962	1,580	7,382	1982	2004	30 years
3852	Balanced Care at Bloomsburg	Bloomsburg	PA	621	1,371	—	621	1,371	1,992	85	1,907	1997	2006	35 years

	TOTAL NON-KINDRED SKILLED NURSING FACILITIES			15,424	188,340	75	15,424	188,415	203,839	25,214	178,625
	TOTAL FOR SKILLED NURSING FACILITIES			69,917	756,286	(305)	69,537	756,361	825,898	366,157	459,741
	KINDRED HOSPITALS
4656	Kindred Hospital Phoenix	Phoenix	AZ	226	3,359	—	226	3,359	3,585	2,022	1,563	N/A	1992	30 years
4658	Kindred Hospital Tucson	Tucson	AZ	130	3,091	—	130	3,091	3,221	2,291	930	N/A	1994	25 years
4644	Kindred Hospital Brea	Brea	CA	3,144	2,611	—	3,144	2,611	5,755	840	4,915	1990	1995	40 years
4807	Kindred Hospital Ontario	Ontario	CA	523	2,988	—	523	2,988	3,511	2,099	1,412	N/A	1994	25 years
4822	Kindred Hospital San Francisco Bay Area	San Leandro	CA	2,735	5,870	—	2,735	5,870	8,605	5,362	3,243	N/A	1993	25 years
4842	Kindred Hospital Westminster	Westminster	CA	727	7,384	—	727	7,384	8,111	5,962	2,149	N/A	1993	20 years
4848	Kindred Hospital San Diego	San Diego	CA	670	11,764	—	670	11,764	12,434	8,261	4,173	N/A	1994	25 years
4665	Kindred Hospital Denver	Denver	CO	896	6,367	—	896	6,367	7,263	5,172	2,091	N/A	1994	20 years
4602	Kindred Hospital So. Florida Coral Gables Campus	Coral Gables	FL	1,071	5,348	—	1,071	5,348	6,419	3,918	2,501	N/A	1992	30 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
4611	Kindred Hospital Bay Area St. Petersburg Campus	St. Petersburg	FL	1,401	16,706	—	1,401	16,706	18,107	10,266	7,841	1968	1997	40 years
4652	Kindred Hospital North Florida	Green Cove Springs	FL	145	4,613	—	145	4,613	4,758	3,151	1,607	N/A	1994	20 years
4674	Kindred Hospital Central Tampa	Tampa	FL	2,732	7,676	—	2,732	7,676	10,408	3,355	7,053	1970	1993	40 years
4876	Kindred Hospital So. Florida Hollywood Campus	Hollywood	FL	605	5,229	—	605	5,229	5,834	3,672	2,162	1937	1995	20 years
4645/4646	Kindred Hospital So. Florida Ft. Lauderdale Campus	Ft. Lauderdale	FL	1,758	14,080	—	1,758	14,080	15,838	10,270	5,568	N/A	1989	30 years
4615	Kindred Hospital Sycamore	Sycamore	IL	77	8,549	—	77	8,549	8,626	5,517	3,109	N/A	1993	20 years
4637	Kindred Hospital Chicago North Campus	Chicago	IL	1,583	19,980	—	1,583	19,980	21,563	13,795	7,768	N/A	1995	25 years
4690	Kindred Hospital Chicago Northlake Campus	Northlake	IL	850	6,498	—	850	6,498	7,348	4,319	3,029	N/A	1991	30 years
4871	Kindred Hospital Chicago Lakeshore Campus	Chicago	IL	1,513	9,525	—	1,513	9,525	11,038	9,099	1,939	1995	1976	20 years
4638	Kindred Hospital Indianapolis	Indianapolis	IN	985	3,801	—	985	3,801	4,786	2,554	2,232	N/A	1993	30 years
4633	Kindred Hospital Louisville	Louisville	KY	3,041	12,279	—	3,041	12,279	15,320	9,033	6,287	N/A	1995	20 years
4666	Kindred Hospital New Orleans	New Orleans	LA	648	4,971	—	648	4,971	5,619	3,449	2,170	1968	1978	20 years
4673	Kindred Hospital Boston North Shore	Peabody	MA	543	7,568	—	543	7,568	8,111	3,679	4,432	1974	1993	40 years
4688	Kindred Hospital Boston	Boston	MA	1,551	9,796	—	1,551	9,796	11,347	7,539	3,808	N/A	1994	25 years
4612	Kindred Hospital Kansas City	Kansas City	MO	277	2,914	—	277	2,914	3,191	2,071	1,120	N/A	1992	30 years
4680/4681	Kindred Hospital St. Louis	St. Louis	MO	1,126	2,087	—	1,126	2,087	3,213	1,501	1,712	N/A	1991	40 years
4662	Kindred Hospital Greensboro	Greensboro	NC	1,010	7,586	—	1,010	7,586	8,596	5,678	2,918	N/A	1994	20 years
4664	Kindred Hospital Albuquerque	Albuquerque	NM	11	4,253	—	11	4,253	4,264	1,817	2,447	1985	1993	40 years
4647	Kindred Hospital Las Vegas Sahara	Las Vegas	NV	1,110	2,177	—	1,110	2,177	3,287	879	2,408	1980	1994	40 years
4618	Kindred Hospital Oklahoma City	Oklahoma City	OK	293	5,607	—	293	5,607	5,900	3,262	2,638	N/A	1993	30 years
4614	Kindred Hospital Philadelphia	Philadelphia	PA	135	5,223	—	135	5,223	5,358	2,175	3,183	N/A	1995	35 years
4619	Kindred Hospital Pittsburgh	Oakdale	PA	662	12,854	—	662	12,854	13,516	6,554	6,962	N/A	1996	40 years
4628	Kindred Hospital Chattanooga	Chattanooga	TN	756	4,415	—	756	4,415	5,171	3,101	2,070	N/A	1993	22 years
4635	Kindred Hospital San Antonio	San Antonio	TX	249	11,413	—	249	11,413	11,662	6,207	5,455	N/A	1993	30 years
4653	Kindred Hospital Tarrant County Ft Worth SW Campus	Ft. Worth	TX	2,342	7,458	—	2,342	7,458	9,800	6,504	3,296	1987	1986	20 years
4654	Kindred Hospital Houston NW Campus	Houston	TX	1,699	6,788	—	1,699	6,788	8,487	3,542	4,945	1986	1985	40 years
4660	Kindred Hospital Mansfield	Mansfield	TX	267	2,462	—	267	2,462	2,729	1,459	1,270	N/A	1990	40 years
4668	Kindred Hospital Ft. Worth	Ft. Worth	TX	648	10,608	—	648	10,608	11,256	6,530	4,726	N/A	1994	34 years
4685	Kindred Hospital Houston	Houston	TX	33	7,062	—	33	7,062	7,095	4,845	2,250	N/A	1994	20 years

	TOTAL FOR KINDRED HOSPITALS			38,172	272,960	—	38,172	272,960	311,132	181,750	129,382
	NON-KINDRED HOSPITALS
3828	Gateway Rehabilitation Hospital at Florence	Florence	KY	3,600	4,924	—	3,600	4,924	8,524	305	8,219	2001	2006	35 years
3864	Highlands Regional Rehabilitation Hospital	El Paso	TX	1,900	23,616	—	1,900	23,616	25,516	1,462	24,054	1999	2006	35 years

	TOTAL FOR NON-KINDRED HOSPITALS			5,500	28,540	—	5,500	28,540	34,040	1,767	32,273
	TOTAL FOR HOSPITALS			43,672	301,500	—	43,672	301,500	345,172	183,517	161,655

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
	BROOKDALE SENIORS HOUSING FACILITIES
2424	The Springs of East Mesa	Mesa	AZ	2,747	24,918	—	2,747	24,918	27,665	4,310	23,355	1986	2005	35 years
3219	Sterling House of Mesa	Mesa	AZ	655	6,998	—	655	6,998	7,653	1,190	6,463	1998	2005	35 years
3225	Clare Bridge of Oro Valley	Oro Valley	AZ	666	6,169	—	666	6,169	6,835	1,049	5,786	1998	2005	35 years
3227	Sterling House of Peoria	Peoria	AZ	598	4,872	—	598	4,872	5,470	828	4,642	1998	2005	35 years
3236	Clare Bridge of Tempe	Tempe	AZ	611	4,066	—	611	4,066	4,677	691	3,986	1997	2005	35 years
3238	Sterling House on East Speedway	Tucson	AZ	506	4,745	—	506	4,745	5,251	807	4,444	1998	2005	35 years
2426	Woodside Terrace	Redwood City	CA	7,669	66,691	—	7,669	66,691	74,360	11,739	62,621	1988	2005	35 years
2428	The Atrium	San Jose	CA	6,240	66,329	—	6,240	66,329	72,569	10,787	61,782	1987	2005	35 years
2429	Brookdale Place	San Marcos	CA	4,288	36,204	—	4,288	36,204	40,492	6,452	34,040	1987	2005	35 years
3206	Wynwood of Colorado Springs	Colorado Springs	CO	715	9,279	—	715	9,279	9,994	1,577	8,417	1997	2005	35 years
3220	Wynwood of Pueblo	Pueblo	CO	840	9,403	—	840	9,403	10,243	1,598	8,645	1997	2005	35 years
2420	The Gables at Farmington	Farmington	CT	3,995	36,310	—	3,995	36,310	40,305	6,276	34,029	1984	2005	35 years
2435	Chatfield	West Hartford	CT	2,493	22,833	—	2,493	22,833	25,326	3,934	21,392	1989	2005	35 years
2403	The Grand Court Fort Myers (Waterford Place)	Fort Myers	FL	1,065	9,586	—	1,065	9,586	10,651	1,535	9,116	1988	2004	35 years
2414	The Grand Court Tavares	Tavares	FL	431	3,881	—	431	3,881	4,312	713	3,599	1985	2004	35 years
2436	The Classic at West Palm Beach	West Palm Beach	FL	3,758	33,072	—	3,758	33,072	36,830	5,793	31,037	1990	2005	35 years
3226	Sterling House of Pensacola	Pensacola	FL	633	6,087	—	633	6,087	6,720	1,035	5,685	1998	2005	35 years
3235	Clare Bridge of Tallahassee	Tallahassee	FL	667	6,168	—	667	6,168	6,835	1,048	5,787	1998	2005	35 years
3241	Clare Bridge of West Melbourne	West Melbourne	FL	586	5,481	—	586	5,481	6,067	932	5,135	2000	2005	35 years
3245	Clare Bridge Cottage of Winter Haven	Winter Haven	FL	232	3,006	—	232	3,006	3,238	511	2,727	1997	2005	35 years
3246	Sterling House of Winter Haven	Winter Haven	FL	438	5,549	—	438	5,549	5,987	943	5,044	1997	2005	35 years
3239	Wynwood of Twin Falls	Twin Falls	ID	703	6,153	—	703	6,153	6,856	1,046	5,810	1997	2005	35 years
2408	The Grand Court Belleville	Belleville	IL	370	3,333	—	370	3,333	3,703	536	3,167	1984	2004	35 years
2415	Seasons at Glenview	Northbrook	IL	1,988	39,762	—	1,988	39,762	41,750	5,705	36,045	1999	2004	35 years
2416	The Hallmark	Chicago	IL	11,057	107,517	—	11,057	107,517	118,574	18,089	100,485	1990	2005	35 years
2417	The Kenwood of Lake View	Chicago	IL	3,072	26,668	—	3,072	26,668	29,740	4,698	25,042	1950	2005	35 years
2418	The Heritage	Des Plaines	IL	6,871	60,165	—	6,871	60,165	67,036	10,560	56,476	1993	2005	35 years
2421	Devonshire of Hoffman Estates	Hoffman Estates	IL	3,886	44,130	—	3,886	44,130	48,016	7,007	41,009	1987	2005	35 years
2423	The Devonshire	Lisle	IL	7,953	70,400	—	7,953	70,400	78,353	12,301	66,052	1990	2005	35 years
2432	Hawthorn Lakes	Vernon Hills	IL	4,439	35,044	—	4,439	35,044	39,483	6,430	33,053	1987	2005	35 years
2433	The Willows	Vernon Hills	IL	1,147	10,041	—	1,147	10,041	11,188	1,762	9,426	1999	2005	35 years
2422	Berkshire of Castleton	Indianapolis	IN	1,280	11,515	—	1,280	11,515	12,795	1,998	10,797	1986	2005	35 years
3209	Sterling House of Evansville	Evansville	IN	357	3,765	—	357	3,765	4,122	640	3,482	1998	2005	35 years
3218	Sterling House of Marion	Marion	IN	207	3,570	—	207	3,570	3,777	607	3,170	1998	2005	35 years
3230	Sterling House of Portage	Portage	IN	128	3,649	—	128	3,649	3,777	620	3,157	1999	2005	35 years
3232	Sterling House of Richmond	Richmond	IN	495	4,124	—	495	4,124	4,619	701	3,918	1998	2005	35 years
2412	The Grand Court Overland Park	Overland Park	KS	2,297	20,676	—	2,297	20,676	22,973	3,078	19,895	1988	2004	35 years
3216	Clare Bridge of Leawood	Leawood	KS	117	5,127	—	117	5,127	5,244	871	4,373	2000	2005	35 years
3237	Clare Bridge Cottage of Topeka	Topeka	KS	370	6,825	—	370	6,825	7,195	1,160	6,035	2000	2005	35 years
2425	River Bay Club	Quincy	MA	6,101	57,862	—	6,101	57,862	63,963	9,831	54,132	1986	2005	35 years
2401	The Grand Court Adrian	Adrian	MI	601	5,411	—	601	5,411	6,012	944	5,068	1988	2004	35 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
2407	The Grand Court Farmington Hills	Farmington Hills	MI	847	7,620	—	847	7,620	8,467	1,195	7,272	1989	2004	35 years
3224	Wynwood of Northville	Northville	MI	407	6,068	—	407	6,068	6,475	1,031	5,444	1996	2005	35 years
3240	Wynwood of Utica	Utica	MI	1,142	11,808	—	1,142	11,808	12,950	2,007	10,943	1996	2005	35 years
2419	Edina Park Plaza	Edina	MN	3,621	33,141	—	3,621	33,141	36,762	5,712	31,050	1998	2005	35 years
3203	Sterling House of Blaine	Blaine	MN	150	1,675	—	150	1,675	1,825	285	1,540	1997	2005	35 years
3208	Clare Bridge of Eden Prairie	Eden Prairie	MN	301	6,228	—	301	6,228	6,529	1,059	5,470	1998	2005	35 years
3211	Sterling House of Inver Grove Heights	Inver Grove Heights	MN	253	2,655	—	253	2,655	2,908	451	2,457	1997	2005	35 years
3223	Clare Bridge of North Oaks	North Oaks	MN	1,057	8,296	—	1,057	8,296	9,353	1,410	7,943	1998	2005	35 years
3229	Clare Bridge of Plymouth	Plymouth	MN	679	8,675	—	679	8,675	9,354	1,474	7,880	1998	2005	35 years
2405	The Grand Court Kansas City I	Kansas City	MO	1,250	11,249	—	1,250	11,249	12,499	1,727	10,772	1989	2004	35 years
3204	Clare Bridge of Cary	Cary	NC	724	6,466	—	724	6,466	7,190	1,099	6,091	1997	2005	35 years
3244	Clare Bridge of Winston-Salem	Winston-Salem	NC	368	3,497	—	368	3,497	3,865	594	3,271	1997	2005	35 years
2434	Brendenwood	Voorhees	NJ	3,158	29,909	—	3,158	29,909	33,067	5,084	27,983	1987	2005	35 years
3242	Clare Bridge of Westampton	Westampton	NJ	881	4,741	—	881	4,741	5,622	806	4,816	1997	2005	35 years
2404	The Grand Court Albuquerque	Albuquerque	NM	1,382	12,440	—	1,382	12,440	13,822	2,104	11,718	1991	2004	35 years
2430	Ponce de Leon	Santa Fe	NM	—	28,178	—	—	28,178	28,178	4,561	23,617	1986	2005	35 years
2406	The Grand Court Las Vegas	Las Vegas	NV	679	6,107	—	679	6,107	6,786	1,091	5,695	1987	2004	35 years
2427	The Gables at Brighton	Rochester	NY	1,131	9,498	—	1,131	9,498	10,629	1,697	8,932	1988	2005	35 years
3205	Villas of Sherman Brook	Clinton	NY	947	7,528	—	947	7,528	8,475	1,280	7,195	1991	2005	35 years
3212	Wynwood of Kenmore	Kenmore	NY	1,487	15,170	—	1,487	15,170	16,657	2,578	14,079	1995	2005	35 years
3221	Clare Bridge of Niskayuna	Niskayuna	NY	1,021	8,333	—	1,021	8,333	9,354	1,416	7,938	1997	2005	35 years
3222	Wynwood of Niskayuna	Niskayuna	NY	1,884	16,103	—	1,884	16,103	17,987	2,737	15,250	1996	2005	35 years
3228	Clare Bridge of Perinton	Pittsford	NY	611	4,066	—	611	4,066	4,677	691	3,986	1997	2005	35 years
3234	Villas of Summerfield	Syracuse	NY	1,132	11,434	—	1,132	11,434	12,566	1,943	10,623	1991	2005	35 years
3243	Clare Bridge of Williamsville	Williamsville	NY	839	3,841	—	839	3,841	4,680	653	4,027	1997	2005	35 years
2402	The Grand Court Dayton	Dayton	OH	636	5,721	—	636	5,721	6,357	1,133	5,224	1987	2004	35 years
2410	The Grand Court Findlay	Findlay	OH	385	3,464	—	385	3,464	3,849	606	3,243	1984	2004	35 years
2413	The Grand Court Springfield	Springfield	OH	250	2,250	—	250	2,250	2,500	446	2,054	1986	2004	35 years
3200	Sterling House of Alliance	Alliance	OH	392	6,283	—	392	6,283	6,675	1,068	5,607	1998	2005	35 years
3201	Clare Bridge Cottage of Austintown	Austintown	OH	151	3,087	—	151	3,087	3,238	525	2,713	1999	2005	35 years
3202	Sterling House of Beaver Creek	Beavercreek	OH	587	5,381	—	587	5,381	5,968	915	5,053	1998	2005	35 years
3207	Sterling House of Westerville	Columbus	OH	267	3,600	—	267	3,600	3,867	612	3,255	1999	2005	35 years
3233	Sterling House of Salem	Salem	OH	634	4,659	—	634	4,659	5,293	792	4,501	1998	2005	35 years
2411	The Grand Court Lubbock	Lubbock	TX	720	6,479	—	720	6,479	7,199	1,015	6,184	1984	2004	35 years
2409	The Grand Court Bristol	Bristol	VA	648	5,835	—	648	5,835	6,483	994	5,489	1985	2004	35 years
2431	Park Place	Spokane	WA	1,622	12,895	—	1,622	12,895	14,517	2,359	12,158	1915	2005	35 years
3217	Clare Bridge of Lynwood	Lynwood	WA	1,219	9,573	—	1,219	9,573	10,792	1,627	9,165	1999	2005	35 years
3231	Clare Bridge of Puyallup	Puyallup	WA	1,055	8,298	—	1,055	8,298	9,353	1,410	7,943	1998	2005	35 years
3210	Sterling House of Fond du Lac	Fond du Lac	WI	196	1,603	—	196	1,603	1,799	272	1,527	2000	2005	35 years
3213	Clare Bridge of Kenosha	Kenosha	WI	551	5,431	2,707	551	8,138	8,689	953	7,736	2000	2005	35 years
3214	Clare Bridge Cottage of La Crosse	La Crosse	WI	621	4,056	1,088	621	5,144	5,765	702	5,063	2004	2005	35 years
3215	Sterling House of La Crosse	La Crosse	WI	644	5,831	2,592	644	8,423	9,067	1,021	8,046	1998	2005	35 years

	TOTAL FOR BROOKDALE SENIORS HOUSING FACILITIES			129,801	1,256,556	6,387	129,801	1,262,943	1,392,744	213,467	1,179,277

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
	SUNRISE SENIORS HOUSING FACILITIES
4064	Sunrise of Scottsdale	Scottsdale	AZ	2,229	27,575	(258)	2,238	27,308	29,546	1,356	28,190	2007	2007	35 years
4012	Sunrise of Sunnyvale	Sunnyvale	CA	2,933	34,361	76	2,933	34,437	37,370	1,912	35,458	2000	2007	35 years
4016	Sunrise of Westlake Village	Westlake Village	CA	4,935	30,722	42	4,935	30,764	35,699	1,577	34,122	2004	2007	35 years
4018	Sunrise of Yorba Linda	Yorba Linda	CA	1,689	25,240	32	1,689	25,272	26,961	1,331	25,630	2002	2007	35 years
4023	Sunrise of La Costa	Carlsbad	CA	4,890	20,590	80	4,898	20,662	25,560	1,672	23,888	1999	2007	35 years
4035	Sunrise of San Mateo	San Mateo	CA	2,682	35,335	238	2,682	35,573	38,255	1,738	36,517	1999	2007	35 years
4043	Sunrise of Canyon Crest	Riverside	CA	5,486	19,658	246	5,489	19,901	25,390	1,332	24,058	2006	2007	35 years
4045	Sunrise of Mission Viejo	Mission Viejo	CA	3,802	24,560	67	3,802	24,627	28,429	1,679	26,750	1998	2007	35 years
4047	Sunrise of Pacific Palisades	Pacific Palisades	CA	4,458	17,064	41	4,458	17,105	21,563	1,333	20,230	2001	2007	35 years
4050	Sunrise of Sterling Canyon	Valencia	CA	3,868	29,293	367	3,883	29,645	33,528	1,838	31,690	1998	2007	35 years
4055	Sunrise of Fair Oaks	Fair Oaks	CA	1,456	23,679	821	2,166	23,790	25,956	1,574	24,382	2001	2007	35 years
4066	Sunrise of Rocklin	Rocklin	CA	1,378	23,565	230	1,374	23,799	25,173	1,151	24,022	2007	2007	35 years
4009	Sunrise of Cherry Creek	Denver	CO	1,621	28,370	53	1,621	28,423	30,044	1,602	28,442	2000	2007	35 years
4030	Sunrise of Pinehurst	Denver	CO	1,417	30,885	46	1,417	30,931	32,348	2,187	30,161	1998	2007	35 years
4059	Sunrise of Orchard	Littleton	CO	1,813	22,183	156	1,813	22,339	24,152	1,509	22,643	1997	2007	35 years
4061	Sunrise of Westminster	Westminster	CO	2,649	16,243	108	2,671	16,329	19,000	1,155	17,845	2000	2007	35 years
4028	Sunrise of Stamford	Stamford	CT	4,612	28,533	63	4,612	28,596	33,208	1,980	31,228	1999	2007	35 years
4053	Sunrise of East Cobb	Marietta	GA	1,797	23,420	100	1,798	23,519	25,317	1,474	23,843	1997	2007	35 years
4056	Sunrise of Huntcliff I	Atlanta	GA	4,232	66,161	413	4,240	66,566	70,806	4,270	66,536	1987	2007	35 years
4057	Sunrise of Huntcliff II	Atlanta	GA	2,154	17,137	49	2,154	17,186	19,340	1,061	18,279	1998	2007	35 years
4058	Sunrise of Ivey Ridge	Alpharetta	GA	1,507	18,516	68	1,507	18,584	20,091	1,279	18,812	1998	2007	35 years
4014	Sunrise of Park Ridge	Park Ridge	IL	5,533	39,557	50	5,533	39,607	45,140	2,180	42,960	1998	2007	35 years
4015	Sunrise of Lincoln Park	Chicago	IL	3,485	26,687	5	3,485	26,692	30,177	1,352	28,825	2003	2007	35 years
4021	Sunrise of Glen Ellyn	Glen Ellyn	IL	2,455	34,064	47	2,455	34,111	36,566	2,326	34,240	2000	2007	35 years
4024	Sunrise of Naperville	Naperville	IL	1,946	28,538	78	1,952	28,610	30,562	2,038	28,524	1999	2007	35 years
4036	Sunrise of Willowbrook	Willowbrook	IL	1,454	60,738	146	1,454	60,884	62,338	2,416	59,922	2000	2007	35 years
4040	Sunrise of Bloomingdale	Bloomingdale	IL	1,287	38,625	49	1,289	38,672	39,961	2,348	37,613	2000	2007	35 years
4042	Sunrise of Buffalo Grove	Buffalo Grove	IL	2,154	28,021	22	2,154	28,043	30,197	1,769	28,428	1999	2007	35 years
4060	Sunrise of Palos Park	Palos Park	IL	2,363	42,205	187	2,363	42,392	44,755	2,539	42,216	2001	2007	35 years
4052	Sunrise of Baton Rouge	Baton Rouge	LA	1,212	23,547	15	1,212	23,562	24,774	1,454	23,320	2000	2007	35 years
4032	Sunrise of Norwood	Norwood	MA	2,230	30,968	323	2,230	31,291	33,521	1,547	31,974	1997	2007	35 years
4051	Sunrise of Arlington	Arlington	MA	86	34,393	76	86	34,469	34,555	2,206	32,349	2001	2007	35 years
4033	Sunrise of Columbia	Columbia	MD	1,780	23,083	250	1,780	23,333	25,113	1,142	23,971	1996	2007	35 years
4034	Sunrise of Rockville	Rockville	MD	1,039	39,216	227	1,039	39,443	40,482	1,911	38,571	1997	2007	35 years
4008	Sunrise of North Ann Arbor	Ann Arbor	MI	1,703	15,857	153	1,708	16,005	17,713	1,008	16,705	2000	2007	35 years
4031	Sunrise of Troy	Troy	MI	1,758	23,727	41	1,761	23,765	25,526	1,638	23,888	2001	2007	35 years
4038	Sunrise of Bloomfield Hills	Bloomfield Hills	MI	3,736	27,657	1,287	3,737	28,943	32,680	1,584	31,096	2006	2007	35 years
4046	Sunrise of Northville	Plymouth	MI	1,445	26,090	89	1,445	26,179	27,624	1,712	25,912	1999	2007	35 years
4048	Sunrise of Rochester	Rochester	MI	2,774	38,666	90	2,774	38,756	41,530	2,396	39,134	1998	2007	35 years
4054	Sunrise of Edina	Edina	MN	3,181	24,224	129	3,181	24,353	27,534	1,644	25,890	1999	2007	35 years
4017	Sunrise of North Hills	Raleigh	NC	749	37,091	217	749	37,308	38,057	1,905	36,152	2000	2007	35 years
4019	Sunrise of Providence	Charlotte	NC	1,976	19,472	34	1,976	19,506	21,482	1,248	20,234	1999	2007	35 years
4001	Sunrise of Morris Plains	Morris Plains	NJ	1,492	32,052	54	1,492	32,106	33,598	1,834	31,764	1997	2007	35 years
4002	Sunrise of Old Tappan	Old Tappan	NJ	2,985	36,795	60	2,985	36,855	39,840	2,152	37,688	1997	2007	35 years
4005	Sunrise of Wayne	Wayne	NJ	1,288	24,990	44	1,288	25,034	26,322	1,454	24,868	1996	2007	35 years
4006	Sunrise of Westfield	Westfield	NJ	5,057	23,803	140	5,057	23,943	29,000	1,450	27,550	1996	2007	35 years
4025	Sunrise of East Brunswick	East Brunswick	NJ	2,784	26,173	66	2,784	26,239	29,023	1,942	27,081	1999	2007	35 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
4029	Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	3,493	30,801	75	3,493	30,876	34,369	2,219	32,150	2000	2007	35 years
4062	Sunrise of Wall	Wall	NJ	1,053	19,101	58	1,055	19,157	20,212	1,258	18,954	1999	2007	35 years
4011	Sunrise of New City	New City	NY	1,906	27,323	55	1,906	27,378	29,284	1,597	27,687	1999	2007	35 years
4027	Sunrise of North Lynbrook	Lynbrook	NY	4,622	38,087	60	4,622	38,147	42,769	2,747	40,022	1999	2007	35 years
4044	Sunrise of Fleetwood	Mount Vernon	NY	4,381	28,434	70	4,381	28,504	32,885	1,984	30,901	1999	2007	35 years
4049	Sunrise of Smithtown	Smithtown	NY	2,853	25,621	348	2,982	25,840	28,822	1,931	26,891	1999	2007	35 years
4063	Sunrise of Staten Island	Staten Island	NY	7,237	23,910	(349)	7,281	23,517	30,798	1,624	29,174	2006	2007	35 years
4010	Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	626	10,239	68	626	10,307	10,933	644	10,289	2000	2007	35 years
4013	Sunrise of Parma	Cleveland	OH	695	16,641	28	695	16,669	17,364	964	16,400	2000	2007	35 years
4003	Sunrise of Granite Run	Media	PA	1,272	31,781	58	1,272	31,839	33,111	1,743	31,368	1997	2007	35 years
4004	Sunrise of Abington	Abington	PA	1,838	53,660	93	1,857	53,734	55,591	3,029	52,562	1997	2007	35 years
4007	Sunrise of Haverford	Haverford	PA	941	25,872	142	947	26,008	26,955	1,481	25,474	1997	2007	35 years
4020	Sunrise of Westtown	West Chester	PA	1,547	22,996	38	1,557	23,024	24,581	1,904	22,677	1999	2007	35 years
4022	Sunrise of Exton	Exton	PA	1,123	17,765	59	1,125	17,822	18,947	1,197	17,750	2000	2007	35 years
4041	Sunrise of Blue Bell	Blue Bell	PA	1,765	23,920	132	1,770	24,047	25,817	1,599	24,218	2006	2007	35 years
4037	Sunrise of Hillcrest	Dallas	TX	2,616	27,680	(78)	2,616	27,602	30,218	1,502	28,716	2006	2007	35 years
4065	Sunrise of Sandy	Sandy	UT	2,576	22,987	5	2,600	22,968	25,568	1,240	24,328	2007	2007	35 years
4000	Sunrise of Springfield	Springfield	VA	4,440	18,834	359	4,440	19,193	23,633	1,113	22,520	1997	2007	35 years
4026	Sunrise of Richmond	Richmond	VA	1,120	17,446	53	1,123	17,496	18,619	1,262	17,357	1999	2007	35 years
4039	Sunrise of Alexandria	Alexandria	VA	88	14,811	126	102	14,923	15,025	1,221	13,804	1998	2007	35 years
4069	Sunrise of Beacon Hill	*Victoria	BC	8,332	29,970	(6,944)	6,804	24,554	31,358	1,362	29,996	2001	2007	35 years
4073	Sunrise of Lynn Valley	*Vancouver	BC	11,759	37,424	(8,992)	9,603	30,588	40,191	1,662	38,529	2002	2007	35 years
4077	Sunrise of Vancouver	*Vancouver	BC	6,649	31,937	(151)	6,649	31,786	38,435	1,838	36,597	2005	2007	35 years
4067	Sunrise of Unionville	*Markham	ON	2,322	41,140	(7,912)	1,901	33,649	35,550	1,793	33,757	2000	2007	35 years
4068	Sunrise of Mississauga	*Mississauga	ON	3,554	33,631	(6,768)	2,902	27,515	30,417	1,496	28,921	2000	2007	35 years
4070	Sunrise of Burlington	*Burlington	ON	1,173	24,448	(51)	1,173	24,397	25,570	1,374	24,196	2001	2007	35 years
4071	Sunrise of Oakville	*Oakville	ON	2,753	37,489	(76)	2,753	37,413	40,166	1,985	38,181	2002	2007	35 years
4072	Sunrise of Richmond Hill	*Richmond Hill	ON	2,155	41,254	(7,890)	1,762	33,757	35,519	1,794	33,725	2002	2007	35 years
4074	Sunrise of Windsor	*Windsor	ON	1,813	20,882	(38)	1,820	20,837	22,657	1,159	21,498	2001	2007	35 years
4075	Sunrise of Aurora	*Aurora	ON	1,570	36,113	(6,861)	1,282	29,540	30,822	1,667	29,155	2002	2007	35 years
4076	Sunrise of Erin Mills	*Mississauga	ON	1,957	27,020	(5,225)	1,598	22,154	23,752	1,354	22,398	2007	2007	35 years
4078	Sunrise, Thorne Mill on Steeles	*Vaughan	ON	2,563	57,513	(9,051)	1,076	49,949	51,025	1,777	49,248	2003	2007	35 years

	TOTAL FOR SUNRISE SENIORS HOUSING FACILITIES			212,352	2,286,059	(51,642)	206,122	2,240,647	2,446,769	133,725	2,313,044
	OTHER SENIORS HOUSING FACILITIES
3106	CaraVita Village	Montgomery	AL	779	8,507	651	779	9,158	9,937	1,063	8,874	1987	2005	35 years
3800	Elmcroft of Halcyon	Montgomery	AL	220	5,476	—	220	5,476	5,696	339	5,357	1999	2006	35 years
3605	West Shores	Hot Springs	AR	1,326	10,904	—	1,326	10,904	12,230	1,109	11,121	1988	2005	35 years
3821	Elmcroft of Blytheville	Blytheville	AR	294	2,946	—	294	2,946	3,240	182	3,058	1997	2006	35 years
3822	Elmcroft of Maumelle	Maumelle	AR	1,252	7,601	—	1,252	7,601	8,853	471	8,382	1997	2006	35 years
3823	Elmcroft of Mountain Home	Mountain Home	AR	204	8,971	—	204	8,971	9,175	555	8,620	1997	2006	35 years
3824	Elmcroft of Pocahontas	Pocahontas	AR	575	2,026	—	575	2,026	2,601	125	2,476	1997	2006	35 years
3825	Elmcroft of Sherwood	Sherwood	AR	1,320	5,693	—	1,320	5,693	7,013	352	6,661	1997	2006	35 years
3601	Cottonwood Village	Cottonwood	AZ	1,200	15,124	—	1,200	15,124	16,324	1,516	14,808	1986	2005	35 years
2803	Fairwood Manor	Anaheim	CA	2,464	7,908	—	2,464	7,908	10,372	1,129	9,243	1977	2005	35 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
2804	Summerville at Heritage Place	Tracy	CA	1,110	13,296	—	1,110	13,296	14,406	1,448	12,958	1986	2005	35 years
2813	Barrington Court Alzheimer’s Residence	Danville	CA	360	4,640	—	360	4,640	5,000	394	4,606	1999	2006	35 years
2815	Somer Park Residence for Memory Impaired	Roseville	CA	220	2,380	—	220	2,380	2,600	204	2,396	1996	2006	35 years
3604	Villa Santa Barbara	Santa Barbara	CA	1,219	12,426	—	1,219	12,426	13,645	1,256	12,389	1977	2005	35 years
3805	Las Villas Del Norte	Escondido	CA	2,791	32,632	—	2,791	32,632	35,423	2,020	33,403	1986	2006	35 years
3806	Rancho Vista	Vista	CA	6,730	21,828	—	6,730	21,828	28,558	1,351	27,207	1982	2006	35 years
3807	ActivCare at Point Loma	San Diego	CA	2,117	6,865	—	2,117	6,865	8,982	425	8,557	1999	2006	35 years
3808	ActivCare at La Mesa	La Mesa	CA	2,431	6,101	—	2,431	6,101	8,532	378	8,154	1997	2006	35 years
3809	Mountview Retirement Residence	Montrose	CA	1,089	15,449	—	1,089	15,449	16,538	956	15,582	1974	2006	35 years
3810	Grossmont Gardens	La Mesa	CA	9,104	59,349	—	9,104	59,349	68,453	3,674	64,779	1964	2006	35 years
3811	Las Villas Del Carlsbad	Carlsbad	CA	1,760	30,469	—	1,760	30,469	32,229	1,886	30,343	1987	2006	35 years
2802	Summerville at South Windsor	South Windsor	CT	2,187	12,682	—	2,187	12,682	14,869	1,710	13,159	1999	2004	35 years
2807	The Plaza at Bonita Springs	Bonita Springs	FL	1,540	10,783	—	1,540	10,783	12,323	1,738	10,585	1989	2005	35 years
2808	The Plaza at Boynton Beach	Boynton Beach	FL	2,317	16,218	—	2,317	16,218	18,535	2,471	16,064	1999	2005	35 years
2809	The Plaza at Deer Creek	Deerfield	FL	1,399	9,791	—	1,399	9,791	11,190	1,769	9,421	1999	2005	35 years
2810	The Plaza at Jensen Beach	Jensen Beach	FL	1,831	12,820	—	1,831	12,820	14,651	2,053	12,598	1999	2005	35 years
3102	Highland Terrace	Inverness	FL	269	4,108	—	269	4,108	4,377	499	3,878	1997	2005	35 years
3801	Elmcroft of Timberlin Parc	Jacksonville	FL	455	5,905	—	455	5,905	6,360	366	5,994	1998	2006	35 years
3100	Winterville Retirement	Winterville	GA	243	7,418	—	243	7,418	7,661	862	6,799	1999	2005	35 years
3101	Greenwood Gardens	Marietta	GA	706	3,132	—	706	3,132	3,838	417	3,421	1997	2005	35 years
3103	Peachtree Estates	Dalton	GA	501	5,229	—	501	5,229	5,730	643	5,087	2000	2005	35 years
3104	Tara Plantation	Cumming	GA	1,381	7,707	—	1,381	7,707	9,088	919	8,169	1998	2005	35 years
3107	The Sanctuary at Northstar	Kennesaw	GA	906	5,614	—	906	5,614	6,520	654	5,866	2001	2005	35 years
3826	Elmcroft of Martinez	Martinez	GA	408	6,764	—	408	6,764	7,172	290	6,882	1997	2007	35 years
3603	The Harrison	Indianapolis	IN	1,200	5,740	—	1,200	5,740	6,940	645	6,295	1985	2005	35 years
3606	Georgetowne Place	Fort Wayne	IN	1,315	18,185	—	1,315	18,185	19,500	1,724	17,776	1987	2005	35 years
3607	Towne Centre	Merrillville	IN	1,291	27,709	—	1,291	27,709	29,000	4,214	24,786	1987	2006	35 years
3827	Elmcroft of Muncie	Muncie	IN	244	11,218	—	244	11,218	11,462	481	10,981	1998	2007	35 years
2510	Heritage Woods	Agawam	MA	1,249	4,625	—	1,249	4,625	5,874	1,074	4,800	1997	2004	30 years
2805	The Village at Farm Pond	Framingham	MA	5,819	33,361	—	5,819	33,361	39,180	4,033	35,147	1999	2004	35 years
2806	Whitehall Estate	Hyannis	MA	1,277	9,063	—	1,277	9,063	10,340	1,033	9,307	1999	2005	35 years
3608	Rose Arbor	Maple Grove	MN	1,140	12,421	—	1,140	12,421	13,561	1,812	11,749	2000	2006	35 years
3609	Wildflower Lodge	Maple Grove	MN	504	5,035	—	504	5,035	5,539	737	4,802	1981	2006	35 years
3802	Elmcroft of Little Avenue	Charlotte	NC	250	5,077	—	250	5,077	5,327	314	5,013	1997	2006	35 years
3846	Elmcroft of Northridge	Raleigh	NC	184	3,592	—	184	3,592	3,776	222	3,554	1984	2006	35 years
3602	Crown Pointe	Omaha	NE	1,316	11,950	—	1,316	11,950	13,266	1,225	12,041	1985	2005	35 years
3600	The Amberleigh	Amherst	NY	3,498	19,097	—	3,498	19,097	22,595	2,094	20,501	1988	2005	35 years
3812	Outlook Pointe at Ontario	Mansfield	OH	523	7,968	—	523	7,968	8,491	493	7,998	1998	2006	35 years
3813	Outlook Pointe at Medina	Medina	OH	661	9,788	—	661	9,788	10,449	606	9,843	1999	2006	35 years
3814	Outlook Pointe at Washington Township	Miamisburg	OH	1,235	12,611	—	1,235	12,611	13,846	781	13,065	1998	2006	35 years
3816	Outlook Pointe at Sagamore Hills	Sagamore Hills	OH	980	12,604	—	980	12,604	13,584	780	12,804	2000	2006	35 years
3847	Outlook Pointe at Lima	Lima	OH	490	3,368	—	490	3,368	3,858	209	3,649	1998	2006	35 years
3848	Outlook Pointe at Xenia	Xenia	OH	653	2,801	—	653	2,801	3,454	173	3,281	1999	2006	35 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
2501	Berkshire Commons	Reading	PA	470	4,301	—	470	4,301	4,771	872	3,899	1997	2004	30 years
2502	Lehigh	Macungie	PA	420	4,406	—	420	4,406	4,826	871	3,955	1997	2004	30 years
2503	Sanatoga Court	Pottstown	PA	360	3,233	—	360	3,233	3,593	657	2,936	1997	2004	30 years
2504	Highgate at Paoli Pointe	Paoli	PA	1,151	9,079	—	1,151	9,079	10,230	1,650	8,580	1997	2004	30 years
2511	Mifflin Court	Shillington	PA	689	4,265	—	689	4,265	4,954	700	4,254	1997	2004	35 years
3815	Elmcroft of Shippensburg	Shippensburg	PA	203	7,634	—	203	7,634	7,837	473	7,364	1999	2006	35 years
3817	Elmcroft of Dillsburg	Dillsburg	PA	432	7,797	—	432	7,797	8,229	483	7,746	1998	2006	35 years
3818	Elmcroft of Lebanon	Lebanon	PA	240	7,336	—	240	7,336	7,576	454	7,122	1999	2006	35 years
3849	Elmcroft of Allison Park	Allison Park	PA	1,171	5,686	—	1,171	5,686	6,857	352	6,505	1986	2006	35 years
3850	Elmcroft of Altoona	Duncansville	PA	331	4,729	—	331	4,729	5,060	293	4,767	1997	2006	35 years
3851	Elmcroft of Berwick	Berwick	PA	111	6,741	—	111	6,741	6,852	417	6,435	1998	2006	35 years
3853	Elmcroft of Chippewa	Beaver Falls	PA	1,394	8,586	—	1,394	8,586	9,980	532	9,448	1998	2006	35 years
3854	Elmcroft of Lewisburg	Lewisburg	PA	232	5,666	—	232	5,666	5,898	351	5,547	1999	2006	35 years
3855	Elmcroft of Reedsville	Lewistown	PA	189	5,170	—	189	5,170	5,359	320	5,039	1998	2006	35 years
3856	Elmcroft of Loyalsock	Montoursville	PA	413	3,412	—	413	3,412	3,825	211	3,614	1999	2006	35 years
3857	Elmcroft of Reading	Reading	PA	638	4,942	—	638	4,942	5,580	306	5,274	1998	2006	35 years
3858	Elmcroft of Saxonburg	Saxonburg	PA	770	5,949	—	770	5,949	6,719	368	6,351	1994	2006	35 years
3859	Elmcroft of South Beaver	Darlington	PA	627	3,220	—	627	3,220	3,847	199	3,648	1984	2006	35 years
3860	Elmcroft of State College	State College	PA	320	7,407	—	320	7,407	7,727	459	7,268	1997	2006	35 years
3105	The Inn at Seneca	Seneca	SC	365	2,768	—	365	2,768	3,133	351	2,782	1999	2005	35 years
3803	Elmcroft of Florence	Florence	SC	108	7,620	—	108	7,620	7,728	472	7,256	1998	2006	35 years
3804	Elmcroft of Hamilton Place	Chattanooga	TN	87	4,248	—	87	4,248	4,335	263	4,072	1998	2006	35 years
3819	Elmcroft of Kingsport	Kingsport	TN	22	7,815	—	22	7,815	7,837	484	7,353	2000	2006	35 years
3861	Elmcroft of Hendersonville	Hendersonville	TN	174	2,586	—	174	2,586	2,760	160	2,600	1999	2006	35 years
3862	Elmcroft of West Knoxville	Knoxville	TN	439	10,697	—	439	10,697	11,136	662	10,474	2000	2006	35 years
3863	Elmcroft of Lebanon	Lebanon	TN	180	7,086	—	180	7,086	7,266	439	6,827	2000	2006	35 years
3610	Whitley Place	Keller	TX	—	5,100	—	—	5,100	5,100	134	4,966	1998	2008	35 years
3865	Elmcroft of Chesterfield	Richmond	VA	829	6,534	—	829	6,534	7,363	404	6,959	1999	2006	35 years
3820	Elmcroft of Martinsburg	Martinsburg	WV	248	8,320	—	248	8,320	8,568	515	8,053	1999	2006	35 years

	TOTAL FOR OTHER SENIORS HOUSING FACILITIES			89,150	777,308	651	89,150	777,959	867,109	71,726	795,383
	TOTAL FOR SENIORS HOUSING FACILITIES			431,303	4,319,923	(44,604)	425,073	4,281,549	4,706,622	418,918	4,287,704
	PERSONAL CARE FACILITIES
3718,19,21-28	ResCare - Tangram - 8 sites	San Marcos	TX	616	6,517	—	616	6,517	7,133	3,340	3,793	N/A	1998	20 years

	TOTAL FOR PERSONAL CARE FACILITIES			616	6,517	—	616	6,517	7,133	3,340	3,793
	MEDICAL OFFICE BUILDINGS
2951	Potomac Medical Plaza	Aurora	CO	2,401	9,118	885	2,442	9,962	12,404	1,072	11,332	1986	2007	35 years
2952	Briargate Medical Campus	Colorado Springs	CO	1,238	12,301	141	1,238	12,442	13,680	622	13,058	2002	2007	35 years
2953	Printers Park Medical Plaza	Colorado Springs	CO	2,641	47,507	51	2,659	47,540	50,199	2,633	47,566	1999	2007	35 years
3071	Parker II MOB	Parker	CO	—	3,457	—	—	3,457	3,457	—	3,457	CIP	CIP	N/A
2902	JFK Medical Plaza	Lake Worth	FL	453	1,711	79	453	1,790	2,243	219	2,024	1999	2004	35 years
2903	Palms West Building 6	Loxahatchee	FL	965	2,678	8	965	2,686	3,651	339	3,312	2000	2004	35 years

Facility #	Facility Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
2904	Regency Medical Park Phase II	Melbourne	FL	770	3,809	19	770	3,828	4,598	468	4,130	1998	2004	35 years
2905	Regency Medical Office Park Phase I	Melbourne	FL	590	3,156	18	590	3,174	3,764	388	3,376	1995	2004	35 years
2906	University Medical Office Building	Tamarac	FL	—	6,690	—	—	6,690	6,690	318	6,372	2006	2007	35 years
2907	Aventura Medical Arts Building	Aventura	FL	—	25,361	843	—	26,204	26,204	1,239	24,965	2006	2007	35 years
3006	Eastside Physicians Center	Snellville	GA	1,289	25,019	—	1,289	25,019	26,308	339	25,969	1994	2008	35 years
3007	Eastside Physicians Plaza	Snellville	GA	294	12,948	—	294	12,948	13,242	156	13,086	2003	2008	35 years
2950	Broadway Medical Office Building	Kansas City	MO	1,300	12,506	954	1,300	13,460	14,760	1,452	13,308	1976	2007	35 years
3004	Lacey Branch Office Building	Forked River	NJ	63	621	—	63	621	684	118	566	1996	2004	30 years
2925	Anderson Medical Arts Building I	Cincinnati	OH	—	9,632	99	—	9,731	9,731	566	9,165	1984	2007	35 years
2926	Anderson Medical Arts Building II	Cincinnati	OH	—	15,123	105	—	15,228	15,228	791	14,437	2007	2007	35 years
3002	Professional Office Building I	Upland	PA	—	6,283	208	—	6,491	6,491	1,216	5,275	1978	2004	30 years
3003	DCMH Medical Office Building	Drexel Hill	PA	—	10,424	519	—	10,943	10,943	2,046	8,897	1984	2004	30 years
3070	Greenville MOB	Greenville	SC	—	8,962	—	—	8,962	8,962	—	8,962	CIP	CIP	N/A
2901	Abilene Medical Commons I	Abilene	TX	179	1,611	—	179	1,611	1,790	203	1,587	2000	2004	35 years
3060	Bayshore Surgery Center MOB	Pasadena	TX	765	9,123	137	765	9,260	10,025	1,060	8,965	2001	2005	35 years
3061	Bayshore Rehabilitation Center MOB	Pasadena	TX	95	1,128	—	95	1,128	1,223	126	1,097	1988	2005	35 years
3021/3020	Casper WY MOB	Casper	WY	3,015	26,513	—	3,015	26,513	29,528	388	29,140	2008	2008	35 years

	TOTAL FOR MEDICAL OFFICE BUILDINGS			16,058	255,681	4,066	16,117	259,688	275,805	15,759	260,046

	TOTAL FOR ALL PROPERTIES			$561,566	$5,639,907	$(40,843)	$555,015	$5,605,615	$6,160,630	$987,691	$5,172,939

*	Includes the impact of movements in the foreign currency exchange rate between acquisition date and December 31, 2008.

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$6,292,181	$3,707,837	$3,027,896
Additions during period:
Acquisitions	93,901	2,619,050	679,573
Capital expenditures	16,359	8,188	368
Dispositions:
Sale of assets	(173,399)	(82,274)	—
Foreign currency translation	(68,412)	39,380	—

Balance at end of period	$6,160,630	$6,292,181	$3,707,837

Accumulated depreciation:
Balance at beginning of period	$816,352	$659,584	$541,346
Additions during period:
Depreciation expense	200,132	175,494	118,238
Acquisitions—minority interest share	—	20,482	—
Dispositions:
Sale of assets	(30,355)	(40,212)	—
Foreign currency translation	1,562	1,004	—

Balance at end of period	$987,691	$816,352	$659,584

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008, at the reasonable assurance level.

Internal Control over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

Internal Control Changes

During the fourth quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2009.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Non-Employee Director Compensation” and “Executive Compensation Matters” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2009.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2009.

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

Exhibits

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.
4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.
4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, filed on November 28, 2008, File No. 333-155770.
4.3	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.
4.4	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the Commission upon request.
10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

Exhibit Number	Description of Document	Location of Document
10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.
10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10.2.4.3	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Filed herewith.
10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document
10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.
10.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.

Exhibit Number	Description of Document	Location of Document
10.3.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.6	Interim Loan and Guaranty Agreement dated as of April 26, 2007 among Ventas, Inc., Ventas Realty, Limited Partnership, Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 1, 2007.
10.7	Purchase Agreement dated April 26, 2007 between Ventas, Inc., Ventas Realty, Limited Partnership and the Purchasers named therein.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 1, 2007.
10.8*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.9*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.10.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Filed herewith.
10.10.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.10.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.11.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Filed herewith.
10.11.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
10.11.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Filed herewith.
10.11.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Filed herewith.
10.12.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Filed herewith.
10.12.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Filed herewith.
10.13.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Filed herewith.
10.13.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Filed herewith.
10.14.1*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.
10.14.2*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Debra A. Cafaro.	Filed herewith.
10.15.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10.15.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Filed herewith.
10.15.5*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.6*	Amendment dated as of September 30, 1999 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.7*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10.15.8*	Amendment dated as of December 31, 2008 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Filed herewith.
10.16.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

Exhibit Number	Description of Document	Location of Document
10.16.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.
10.16.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Filed herewith.
10.17.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.17.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.
10.17.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Filed herewith.
10.18*	Ventas Employee and Director Stock Puchase Plan, as amended.	Filed herewith.
10.19	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.
10.20.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.20.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.20.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.
10.21.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
10.21.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
12	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
21	Subsidiaries of Ventas, Inc.	Filed herewith.
23	Consent of Ernst & Young LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
99.1	Settlement Agreement dated as of April 10, 2007 between Ventas, Inc. and Sunrise REIT.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed on April 12, 2007.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/S/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ ROBERT J. BREHL Robert J. Brehl	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2009

/S/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 27, 2009

/S/ RONALD G. GEARY Ronald G. Geary	Director	February 27, 2009

/S/ JAY M. GELLERT Jay M. Gellert	Director	February 27, 2009

/S/ ROBERT D. REED Robert D. Reed	Director	February 27, 2009

/S/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 27, 2009

/S/ JAMES D. SHELTON James D. Shelton	Director	February 27, 2009

/S/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 27, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.
4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.
4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to our Registration Statement on Form S-3, filed on November 28, 2008, File No. 333-155770.
4.3	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.
4.4	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the Commission upon request.
10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

Exhibit Number	Description of Document	Location of Document
10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.
10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10.2.4.3	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Filed herewith.
10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document
10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.
10.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.
10.3.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit Number	Description of Document	Location of Document
10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.6	Interim Loan and Guaranty Agreement dated as of April 26, 2007 among Ventas, Inc., Ventas Realty, Limited Partnership, Merrill Lynch Capital Corporation, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 1, 2007.
10.7	Purchase Agreement dated April 26, 2007 between Ventas, Inc., Ventas Realty, Limited Partnership and the Purchasers named therein.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 1, 2007.
10.8*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.9*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.10.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Filed herewith.
10.10.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.10.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.11.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Filed herewith.
10.11.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Filed herewith.
10.11.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Filed herewith.
10.11.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Filed herewith.
10.12.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
10.12.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Filed herewith.
10.13.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Filed herewith.
10.13.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Filed herewith.
10.14.1*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.
10.14.2*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Debra A. Cafaro.	Filed herewith.
10.15.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10.15.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Filed herewith.
10.15.5*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.6*	Amendment dated as of September 30, 1999 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.15.7*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10.15.8*	Amendment dated as of December 31, 2008 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Filed herewith.
10.16.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.
10.16.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

Exhibit Number	Description of Document	Location of Document
10.16.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Filed herewith.
10.17.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.17.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.
10.17.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Filed herewith.
10.18*	Ventas Employee and Director Stock Purchase Plan, as amended.	Filed herewith.
10.19	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.
10.20.1	Second Amended and Restated Agreement of Limited Partnership of ETOP.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.20.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated October 13, 1999.	Incorporated by reference to Exhibit 3.2 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.20.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership of ETOP, dated June 7, 2005.	Incorporated by reference to Exhibit 4.1 to ETOP’s Current Report on Form 8-K filed on June 10, 2005.
10.21.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
10.21.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
12	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
21	Subsidiaries of Ventas, Inc.	Filed herewith.
23	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
99.1	Settlement Agreement dated as of April 10, 2007 between Ventas, Inc. and Sunrise REIT.	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed on April 12, 2007.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.