Form 10-K/A
period 2008-12-31
VENTAS INC
filed 2009-03-31
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Ventas, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009 (the “Original Filing”), is being filed to restate the information under the caption “Cautionary Statements” in the foreword for the sole purpose of incorporating by reference into the Original Filing ElderTrust Operating Limited Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009. Ventas, Inc. (“Ventas”) owns substantially all of the partnership interests in ElderTrust Operating Limited Partnership (“ETOP”), and ETOP’s financial results are reflected in Ventas’s consolidated financial results, included in the Original Filing.

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

Certain Information Regarding ElderTrust Operating Limited Partnership

On March 31, 2009, ElderTrust Operating Limited Partnership (“ETOP”) filed its Annual Report on Form 10-K for the year ended December 31, 2008, which Annual Report is incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

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