Form 10-Q
period 2009-03-31
VENTAS INC
filed 2009-05-06
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 S. Wacker Drive, Suite 4800

Chicago, Illinois

(Address of Principal Executive Offices)

60606

(Zip Code)

(877) 483-6827

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at May 1, 2009:
Common Stock, $0.25 par value	156,509,547

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$554,286	$555,015
Buildings and improvements	5,592,051	5,593,024
Construction in progress	21,176	12,591

	6,167,513	6,160,630
Accumulated depreciation	(1,036,617)	(987,691)

Net real estate property	5,130,896	5,172,939
Loans receivable, net	130,076	123,289

Net real estate investments	5,260,972	5,296,228
Cash and cash equivalents	95,806	176,812
Escrow deposits and restricted cash	38,275	55,866
Deferred financing costs, net	29,935	22,032
Other	168,858	220,480

Total assets	$5,593,846	$5,771,418

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$2,942,401	$3,136,998
Deferred revenue	6,307	7,057
Accrued interest	42,121	21,931
Accounts payable and other accrued liabilities	161,775	168,198
Deferred income taxes	255,570	257,499

Total liabilities	3,408,174	3,591,683

Commitments and contingencies

Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 143,453 and 143,302 shares issued at March 31, 2009 and December 31, 2008, respectively	35,867	35,825
Capital in excess of par value	2,267,440	2,264,125
Accumulated other comprehensive loss	(18,322)	(21,089)
Retained earnings (deficit)	(117,124)	(117,806)
Treasury stock, 2 and 15 shares at March 31, 2009 and December 31, 2008, respectively	(53)	(457)

Total Ventas stockholders’ equity	2,167,808	2,160,598
Noncontrolling interest	17,864	19,137

Total equity	2,185,672	2,179,735

Total liabilities and equity	$5,593,846	$5,771,418

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Rental income	$124,345	$119,661
Resident fees and services	102,939	107,726
Income from loans and investments	3,281	467
Interest and other income	286	818

Total revenues	230,851	228,672

Expenses:
Interest	46,613	52,351
Depreciation and amortization	49,885	70,514
Property-level operating expenses	75,468	76,957
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,059 and $1,949 for the three months ended March 31, 2009 and 2008, respectively)	10,598	8,257
Foreign currency gain	(6)	(79)
Loss (gain) on extinguishment of debt	105	(79)
Merger-related expenses and deal costs	2,054	646

Total expenses	184,717	208,567

Income before income taxes, discontinued operations and noncontrolling interest	46,134	20,105
Income tax benefit	547	10,038

Income from continuing operations	46,681	30,143
Discontinued operations	28,288	1,489

Net income	74,969	31,632
Noncontrolling interest, net of tax	741	478

Net income attributable to common stockholders	$74,228	$31,154

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.32	$0.22
Discontinued operations	0.20	0.01

Net income attributable to common stockholders	$0.52	$0.23

Diluted:
Income from continuing operations attributable to common stockholders	$0.32	$0.22
Discontinued operations	0.20	0.01

Net income attributable to common stockholders	$0.52	$0.23

Weighted average shares used in computing earnings per common share:
Basic	143,091	136,381
Diluted	143,145	136,673

Dividends declared per common share	$0.5125	$0.5125

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$74,969	$31,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	49,908	71,836
Amortization of deferred revenue and lease intangibles, net	(1,858)	(3,111)
Other amortization expenses	608	1,536
Stock-based compensation	3,059	1,949
Straight-lining of rental income	(2,938)	(3,759)
Loss (gain) on extinguishment of debt	158	(108)
Net gain on sale of real estate assets (including amounts in discontinued operations)	(27,871)	—
Income tax benefit	(547)	(10,038)
Other	157	323
Changes in operating assets and liabilities:
Decrease in other assets	1,688	15,728
Increase in accrued interest	20,190	25,958
Decrease in accounts payable and other liabilities	(5,381)	(27,320)

Net cash provided by operating activities	112,142	104,626
Cash flows from investing activities:
Net investment in real estate property	(8,387)	(5,971)
Investment in loans receivable	(7,373)	—
Proceeds from real estate disposals	95,373	—
Proceeds from loans receivable	1,650	62
Capital expenditures	(3,870)	(932)
Other	—	(17)

Net cash provided by (used in) investing activities	77,393	(6,858)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(87,046)	(172,216)
Proceeds from debt	9,201	5,001
Repayment of debt	(113,116)	(29,204)
Payment of deferred financing costs	(9,567)	(675)
Issuance of common stock, net	—	191,668
Cash distribution to common stockholders	(73,546)	(70,906)
Other	3,649	1,866

Net cash used in financing activities	(270,425)	(74,466)

Net (decrease) increase in cash and cash equivalents	(80,890)	23,302
Effect of foreign currency translation on cash and cash equivalents	(116)	(289)
Cash and cash equivalents at beginning of period	176,812	28,334

Cash and cash equivalents at end of period	$95,806	$51,347

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$8,307	$46
Other assets	(9,213)	—
Other liabilities	(1,886)	—
Noncontrolling interest	980	46

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of March 31, 2009, this portfolio consisted of 507 assets: 243 seniors housing communities, 193 skilled nursing facilities, 40 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of March 31, 2009.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.

NOTE 2 – ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily an indication of the results that may be expected for the year ending December 31, 2009. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Commission on February 27, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

We determined the valuation of our current investments in marketable securities, which are included in other assets on our Consolidated Balance Sheets, using level one inputs, which utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access. Additionally, we determined the valuation allowance for loan losses recorded in 2008 based off of level three inputs. On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the adoption date of SFAS No. 157 for nonfinancial assets and liabilities. The adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred, acquired research and development value be capitalized and that acquisition-related restructuring costs be capitalized only if they meet certain criteria. SFAS No. 141(R) did not have a material impact on our Consolidated Financial Statements at the time of adoption. Beginning January 1, 2009, we began expensing acquisition-related transaction costs as incurred. These costs are included in merger-related expenses and deal costs on our Consolidated Statement of Income for the three months ended March 31, 2009.

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 changes the reporting for minority interests, which now must be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income attributable to common stockholders. As the ownership of a controlled subsidiary increases or decreases, SFAS No. 160 requires that any difference between the consideration paid and the adjustment to the noncontrolling interest balance be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. As required, all prior year amounts have been reclassified to reflect our adoption of SFAS No. 160.

On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As required, all prior year amounts have been restated to reflect our adoption of APB 14-1. As a result of the adoption of APB 14-1, interest expense increased and net income decreased by $1.0 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively, and total equity increased by $12.1 million at December 31, 2008.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of March 31, 2009, approximately 38.7%, 22.3% and 14.8% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively. Seniors housing communities and skilled nursing facilities constituted approximately 74.5% and 13.3%, respectively, of our portfolio, based on the gross book value of real estate investments, as of March 31, 2009. Our properties are located in 43 states, with properties in only two states accounting for more than 10% of total revenues (including amounts in discontinued operations) during the three months ended March 31, 2009, and two Canadian provinces.

Triple-Net Leased Properties

Approximately 26.3% and 25.3% of our total revenues and 39.1% and 38.0% of our total net operating income (“NOI”) (including amounts in discontinued operations) for the three months ended March 31, 2009 and 2008, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into bundles, with each bundle containing a varying number of properties. All properties within a bundle have initial primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms.

Approximately 13.0% and 13.0% of our total revenues and 19.4% and 19.5% of our total NOI (including amounts in discontinued operations) for the three months ended March 31, 2009 and 2008, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms. Brookdale Senior Living guarantees all obligations under these leases, and all of our Brookdale Senior Living leases are cross-defaulted.

Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

In view of the fact that Kindred and Brookdale Senior Living lease a substantial portion of our triple-net leased properties and are each a significant source of our total revenues and operating income, their financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, as well as their willingness to renew those leases upon expiration of the terms thereof, have a considerable impact on our results of operations and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of the initial base terms or any renewal terms thereof.

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

Senior Living Operations

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 44.5% and 46.2% of our total revenues and 16.5% and 21.5% of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) (including amounts in discontinued operations) for the three months ended March 31, 2009 and 2008, respectively, were attributable to senior living operations managed by Sunrise.

Unlike Kindred and Brookdale Senior Living, Sunrise does not lease properties from us, but rather acts as a property manager for all of our senior living operations and a joint venture partner with respect to 60 of our seniors housing communities. Therefore, while we are not directly exposed to credit risk with Sunrise, Sunrise’s inability to efficiently and effectively manage our properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements. Any adverse developments in Sunrise’s business and affairs or financial condition, including without limitation, the acceleration of its indebtedness, the inability to renew or extend its revolving credit facility, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings under the U.S. Bankruptcy Code by or against Sunrise could have a Material Adverse Effect on us.

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

2009 Dispositions

On April 30, 2009, we agreed to sell six underperforming skilled nursing facilities to Kindred for total consideration of $58 million, consisting of a $55.7 million purchase price and a $2.3 million lease termination fee. Cash rent for these assets for the May 1, 2008 to April 30, 2009 lease year is approximately $5.6 million. The sales of these facilities are expected to be completed in one or more closings on or before June 30, 2009; however, we cannot give any assurances as to whether or when these sales will occur. On May 1, 2009, Kindred deposited an aggregate of $5 million in earnest money as performance security under the agreements. We expect to recognize a gain on these sales of more than $35 million in the second quarter of 2009.

During the first quarter of 2009, we sold five seniors housing assets, one hospital and one MOB to the current tenants for an aggregate sale price (before expenses) of $95.5 million. We recognized a net gain from the sales of these assets of $27.5 million in the first quarter of 2009.

2008 Dispositions

In December 2008, we sold five seniors housing communities to the current tenant for an aggregate sale price of $62.5 million. We realized a gain from the sale of these assets of $21.5 million in the fourth quarter of 2008, $8.3 million of which was deferred due to a $10.0 million loan we made to the buyer in conjunction with the sale and will be recognized over the next three years. We recognized $0.1 million of the gain during the three months ended March 31, 2009.

In April 2008, we sold seven properties for an aggregate sale price of $69.1 million. We recognized a net gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million.

Set forth below is a summary of the results of operations for the three-month periods ended March 31, 2009 and 2008 with respect to the properties sold during the three months ended March 31, 2009 and the year ended December 31, 2008:

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Rental income	$513	$4,851
Interest and other income	123	46

	636	4,897
Expenses:
Interest	196	2,086
Depreciation and amortization	23	1,322

	219	3,408

Income before gain on sale of real estate assets	417	1,489
Gain on sale of real estate assets	27,871	—

Discontinued operations	$28,288	$1,489

NOTE 5 – INTANGIBLES

At March 31, 2009, net intangible assets consisted of above market resident leases ($1.6 million), in-place resident leases ($5.4 million) and other intangibles ($2.0 million). At December 31, 2008, net intangible assets consisted of above market resident leases ($1.6 million), in-place resident leases ($5.3 million) and other intangibles ($2.1 million). The weighted average amortization period of intangible assets at March 31, 2009 was approximately four years.

At March 31, 2009 and December 31, 2008, net intangible liabilities, comprised of below market resident leases, were $2.1 million and $2.3 million, respectively. The weighted average amortization period of intangible liabilities at March 31, 2009 was approximately four years.

NOTE 6 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Unsecured revolving credit facilities	$212,410	$300,207
8 3/4% Senior Notes due 2009	49,807	49,807
6 3/4% Senior Notes due 2010	102,076	122,980
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	186,821	191,821
6 5/8% Senior Notes due 2014	175,000	175,000
7 1/8% Senior Notes due 2015	170,000	170,000
6 1/2% Senior Notes due 2016	200,000	200,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,393,009	1,474,325

Total	2,944,123	3,139,140
Unamortized fair value adjustment	13,530	14,256
Unamortized commission fees and discounts	(15,252)	(16,398)

Senior notes payable and other debt	$2,942,401	$3,136,998

As of March 31, 2009, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2009	$87,615	$—	$18,308	$105,923
2010	270,096	—	25,159	295,255
2011	273,839	—	24,019	297,858
2012	493,325	212,410	20,358	726,093
2013	150,962	—	14,636	165,598
Thereafter	1,291,047	—	62,349	1,353,396

Total maturities	$2,566,884	$212,410	$164,829	$2,944,123

(1)	At March 31, 2009, we had $95.8 million of unrestricted cash and cash equivalents, for a net amount of $116.6 million.

The principal amounts due at maturity above reflect our intent to extend $85.5 million of 2009 maturities to 2010 pursuant to our extension options with the lenders.

As of March 31, 2009, our joint venture partners’ share of total debt was $157.9 million.

Since March 31, 2009 through May 4, 2009, we have repaid or repurchased $52.9 million of 2009 maturities, $100.7 million of 2010 maturities, $0.1 million of 2011 maturities, $306.9 million of 2012 maturities, $98.1 million of 2014 maturities and $2.9 million of 2015 maturities.

Unsecured Revolving Credit Facilities

In March 2009, we amended the terms of our unsecured revolving credit facilities to, among other things, extend the maturity of a portion of the borrowing capacity thereunder to April 26, 2012. In connection with the amendments, we increased our aggregate borrowing capacity under the unsecured revolving credit facilities to $867.0 million, of which $277.0 million matures on April 26, 2010 and $590.0 million matures in 2012. The U.S. credit facility also includes an “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions.

Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At March 31, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee.

Senior Notes Offering

In April 2009, we completed the sale of $200.0 million aggregate principal amount of 6 1/2% senior notes due 2016 (the “2016 Notes”) of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and together with Ventas Realty, the “Issuers”), at a 15 3/4% discount to par value, and received net proceeds of $166.0 million.

The 2016 Notes are substantially similar in all respects to the Issuers’ other 6 1/2% senior notes due 2016, except that the 2016 Notes were issued with original issue discount and, thus, are a separate series from, and have a different CUSIP number than, the other notes.

Senior Notes Repurchases and Tender Offers

In March 2009, we purchased $20.9 million principal amount of our 6 3/4% senior notes due 2010 (the “2010 Notes”) and $5.0 million principal amount of our 9% senior notes due 2012 (the “2012 Notes”) in open market transactions and reported a loss on extinguishment of debt of less than $0.1 million.

In May 2009, we completed our cash tender offers for up to $310.0 million aggregate purchase price of the outstanding 2010 Notes, 2012 Notes, 6 5/8% senior notes due 2014 (the “2014 Notes”) and 7 1/8% senior notes due 2015 (the “2015 Notes”) issued by the Issuers. As a result of the tender offers, we repurchased $100.7 million principal amount of 2010 Notes, $104.4 million principal amount of 2012 Notes, $98.1 million principal amount of 2014 Notes and $2.9 million principal amount of 2015 Notes, and we expect to recognize a loss on extinguishment of debt of approximately $7 million in the second quarter of 2009.

We funded the tender offers with our net proceeds from the sale of the 2016 Notes and our concurrent offering of common stock. See “Note 9—Capital Stock.”

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

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We assert claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) and with the process for unitholder consideration of the purchase agreement. The complaint alleges, among other things, that HCP made certain improper and misleading public statements and/or offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original purchase agreement and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking substantial monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On December 19, 2007, the District Court denied HCP’s motion to dismiss.

On April 8, 2008, HCP filed a motion requesting permission from the District Court to add a counterclaim against us. The counterclaim alleged that Sunrise REIT failed to conduct a fair sale process when it put itself up for sale in 2006 and that we, as the alleged successor to Sunrise REIT, are now responsible for those actions. On July 25, 2008, the District Court granted HCP’s motion to amend its answer to include the counterclaim. HCP sought compensatory and punitive damages. On November 13, 2008, HCP filed a motion requesting permission to amend its counterclaim to assert an additional count for an alleged negligent misrepresentation made by Sunrise REIT for which HCP contended that we, as the alleged successor of Sunrise REIT, are responsible. On December 8, 2008, the District Court granted HCP permission to amend its counterclaim, subject to our right to file a motion challenging all of HCP’s counterclaims on the pleadings. On December 23, 2008, we filed a motion challenging all of HCP’s counterclaims on the pleadings. On March 25, 2009, the District Court granted us judgment on the pleadings against all counterclaims brought by HCP against us and dismissed HCP’s counterclaims with prejudice. On April 8, 2009, HCP filed a motion requesting permission from the District Court to file an amended pleading seeking to restate the counterclaims that the District Court dismissed on March 25, 2009. That motion is pending. Currently, there are no counterclaims by HCP pending against us. The District Court has scheduled a trial by jury in this matter in the Western District of Kentucky to commence August 18, 2009.

We intend to pursue our claims in the action and contest HCP’s attempt to restate its counterclaims against us (which we believe have no merit) vigorously, although we cannot assure you that we will prevail in the action, or, if we do prevail, of the amount of recovery that may be awarded to us or if we do not prevail, the amount that we may be required to pay. We are unable at this time to estimate the possible loss or range of loss for the potential counterclaim in this action, and therefore, no provision for liability, if any, resulting from this litigation has been made in our Consolidated Financial Statements as of March 31, 2009.

Other Litigation

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

NOTE 8 – INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and, therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three-month period ended March 31, 2009, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as additional seniors housing communities are developed and occupied. Such increases could be significant.

The consolidated provision for income taxes for the three-month periods ended March 31, 2009 and 2008 was a deferred benefit of $0.5 million and $10.0 million, respectively, which was primarily due to the TRS entities. The deferred benefit for the three-month periods ended March 31, 2009 and 2008 was reduced by income tax expense of $0.4 million and $0.4 million, respectively, related to the noncontrolling interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2028.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $255.6 million and $257.5 million at March 31, 2009 and December 31, 2008, respectively, and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses.

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

NOTE 9 – CAPITAL STOCK

In April 2009, we filed an automatic shelf registration statement on Form S-3 with the Commission relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous automatic shelf registration statement, which expired pursuant to the Commission’s rules.

In April 2009, we completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $299.7 million in net proceeds from the sale, which we used, together with our net proceeds from the sale of the 2016 Notes, to fund our cash tender offers with respect to the outstanding senior notes of the Issuers, to repay debt and for general corporate purposes. See “Note 6—Senior Notes Payable and Other Debt.”

NOTE 10 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$45,940	$29,665
Discontinued operations	28,288	1,489

Net income attributable to common stockholders	$74,228	$31,154

Denominator:
Denominator for basic earnings per share - weighted average shares	143,091	136,381
Effect of dilutive securities:
Stock options	48	264
Restricted stock awards	6	10
Convertible notes	—	18

Denominator for diluted earnings per share - adjusted weighted average shares	143,145	136,673

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.32	$0.22
Discontinued operations	0.20	0.01

Net income attributable to common stockholders	$0.52	$0.23

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.32	$0.22
Discontinued operations	0.20	0.01

Net income attributable to common stockholders	$0.52	$0.23

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$74,969	$31,632
Other comprehensive income:
Unrealized loss on interest rate swap	—	(627)
Foreign currency translation	(5,005)	(2,395)
Reclassification adjustment for realized loss on interest rate swap included in net income during the period	—	425
Unrealized gain on marketable debt securities	7,757	—
Other	15	—

Total other comprehensive income	2,767	(2,597)

Comprehensive income	77,736	29,035
Less: Income attributable to noncontrolling interest	741	478

Comprehensive income attributable to common stockholders	$76,995	$28,557

NOTE 12 – SEGMENT INFORMATION

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

Our MOB segment consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, the MOB segment is not individually reported and is included in “All Other” because it does not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” at the current time.

We evaluate performance of the combined properties in each segment based on net operating income before interest (excluding income from loans and investments), income taxes, depreciation and amortization, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and noncontrolling interest. There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income.

Summary information by business segment is as follows:

For the three months ended March 31, 2009:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$115,978	$—	$8,367	$124,345
Resident fees and services	—	102,939	—	102,939
Income from loans and investments	—	—	3,281	3,281
Interest and other income	122	8	156	286

Total revenues	$116,100	$102,947	$11,804	$230,851

Segment net operating income	$115,978	$30,485	$8,634	$155,097
Interest and other income	122	8	156	286
Merger-related expenses and deal costs	(174)	(1,857)	(23)	(2,054)
Interest expense	(22,792)	(22,773)	(1,048)	(46,613)
Depreciation and amortization	(30,183)	(17,124)	(2,578)	(49,885)
General, administrative and professional fees	—	—	(10,598)	(10,598)
Foreign currency gain	—	6	—	6
Loss on extinguishment of debt	(37)	—	(68)	(105)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$62,914	$(11,255)	$(5,525)	$46,134

For the three months ended March 31, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$113,551	$—	$6,110	$119,661
Resident fees and services	—	107,726	—	107,726
Income from loans and investments	—	—	467	467
Interest and other income	228	209	381	818

Total revenues	$113,779	$107,935	$6,958	$228,672

Segment net operating income	$113,551	$33,435	$3,911	$150,897
Interest and other income	228	209	381	818
Merger-related expenses and deal costs	—	(646)	—	(646)
Interest expense	(27,418)	(24,260)	(673)	(52,351)
Depreciation and amortization	(30,393)	(38,351)	(1,770)	(70,514)
General, administrative and professional fees	—	—	(8,257)	(8,257)
Foreign currency gain	—	79	—	79
Gain on extinguishment of debt	—	79	—	79

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$55,968	$(29,455)	$(6,408)	$20,105

	For the Three Months Ended March 31,

	2009		2008
	(In thousands)
Capital expenditures:
Triple-net leased properties	$10,000	(1)	$5,100
Senior living operations	1,142		1,509
All other expenditures	10,410		294

Total capital expenditures	$21,552		$6,903

(1)	Includes $9.3 million from funds held in escrow for use in an Internal Revenue Code Section 1031 exchange.

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended March 31,

	2009	2008
	(In thousands)
Revenues:
United States	$214,243	$209,688
Canada	16,608	18,984

Total revenues	$230,851	$228,672

	March 31, 2009	December 31, 2008

	(In thousands)
Long-lived assets:
United States	$4,756,249	$4,729,379
Canada	374,647	443,560

Total long-lived assets	$5,130,896	$5,172,939

NOTE 13 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of the Issuers. Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. In April 2009, ElderTrust Operating Limited Partnership (“ETOP”), of which we owned substantially all of the partnership units, was dissolved. As a result, the results of ETOP and its wholly owned subsidiaries are no longer separately reported but are now included among the Subsidiary Guarantors. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Subsidiary Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2009 and December 31, 2008 and for the three-month periods ended March 31, 2009 and 2008:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$9,982	$2,192,556	$858,661	$2,199,773	$—	$5,260,972
Cash and cash equivalents	—	7,210	58,735	29,861	—	95,806
Escrow deposits and restricted cash	217	9,292	11,905	16,861	—	38,275
Deferred financing costs, net	1,617	1,569	18,853	7,896	—	29,935
Investment in and advances to affiliates	1,167,826	—	1,145,875	—	(2,313,701)	—
Other	12	61,309	77,677	29,860	—	168,858

Total assets	$1,179,654	$2,271,936	$2,171,706	$2,284,251	$(2,313,701)	$5,593,846

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$217,598	$368,158	$1,308,033	$1,048,612	$—	$2,942,401
Intercompany loans	(37,989)	552,244	(514,255)	—	—	—
Deferred revenue	9	499	3,210	2,589	—	6,307
Accrued interest	(672)	2,176	35,775	4,842	—	42,121
Accounts payable and other accrued liabilities	13,661	58,093	37,284	52,737	—	161,775
Deferred income taxes	255,570	—	—	—	—	255,570

Total liabilities	448,177	981,170	870,047	1,108,780	—	3,408,174
Total equity	731,477	1,290,766	1,301,659	1,175,471	(2,313,701)	2,185,672

Total liabilities and equity	$1,179,654	$2,271,936	$2,171,706	$2,284,251	$(2,313,701)	$5,593,846

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,144	$2,222,325	$852,203	$2,211,556	$—	$5,296,228
Cash and cash equivalents	—	10,325	144,918	21,569	—	176,812
Escrow deposits and restricted cash	216	9,398	21,128	25,124	—	55,866
Deferred financing costs, net	1,752	687	11,243	8,350	—	22,032
Investment in and advances to affiliates	1,170,475	9,039	1,119,378	—	(2,298,892)	—
Other	11	58,895	84,612	76,962	—	220,480

Total assets	$1,182,598	$2,310,669	$2,233,482	$2,343,561	$(2,298,892)	$5,771,418

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$216,518	$455,224	$1,351,526	$1,113,730	$—	$3,136,998
Intercompany loans	(940)	499,195	(498,256)	1	—	—
Deferred revenue	11	554	3,617	2,875	—	7,057
Accrued interest	—	1,753	15,721	4,457	—	21,931
Accounts payable and other accrued liabilities	12,578	68,112	29,957	57,551	—	168,198
Deferred income taxes	257,499	—	—	—	—	257,499

Total liabilities	485,666	1,024,838	902,565	1,178,614	—	3,591,683
Total equity	696,932	1,285,831	1,330,917	1,164,947	(2,298,892)	2,179,735

Total liabilities and equity	$1,182,598	$2,310,669	$2,233,482	$2,343,561	$(2,298,892)	$5,771,418

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$577	$38,705	$70,355	$14,708	$—	$124,345
Resident fees and services	—	26,227	—	76,712	—	102,939
Income from loans and investments	—	—	3,281	—	—	3,281
Equity earnings in affiliates	73,747	619	—	—	(74,366)	—
Interest and other income	1	6	261	18	—	286

Total revenues	74,325	65,557	73,897	91,438	(74,366)	230,851

Expenses:
Interest	1,079	5,099	25,226	15,209	—	46,613
Depreciation and amortization	162	21,245	10,742	17,736	—	49,885
Property-level operating expenses	—	18,986	112	56,370	—	75,468
General, administrative and professional fees	41	3,715	5,693	1,149	—	10,598
Foreign currency loss (gain)	43	(26)	(14)	(9)	—	(6)
Loss on extinguishment of debt	—	—	37	68	—	105
Merger-related expenses and deal costs	—	1,853	201	—	—	2,054
Intercompany interest	(681)	11,855	(11,176)	2	—	—

Total expenses	644	62,727	30,821	90,525	—	184,717

Income before income taxes, discontinued operations and noncontrolling interest	73,681	2,830	43,076	913	(74,366)	46,134
Income tax benefit	547	—	—	—	—	547

Income from continuing operations	74,228	2,830	43,076	913	(74,366)	46,681
Discontinued operations	—	(1,866)	18,793	11,361	—	28,288

Net income	74,228	964	61,869	12,274	(74,366)	74,969
Noncontrolling interest	—	(375)	—	1,116	—	741

Net income attributable to common stockholders	$74,228	$1,339	$61,869	$11,158	$(74,366)	$74,228

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$567	$37,318	$68,429	$13,347	$—	$119,661
Resident fees and services	—	28,511	—	79,215	—	107,726
Income from loans and investments	—	—	467	—	—	467
Equity earnings in affiliates	23,011	1,108	—	—	(24,119)	—
Interest and other income	19	80	544	175	—	818

Total revenues	23,597	67,017	69,440	92,737	(24,119)	228,672
Expenses:
Interest	1,017	8,966	27,529	14,839	—	52,351
Depreciation and amortization	162	27,192	11,007	32,153	—	70,514
Property-level operating expenses	—	19,744	122	57,091	—	76,957
General, administrative and professional fees	1,473	3,294	2,613	877	—	8,257
Foreign currency (gain) loss	(45)	36	—	(70)	—	(79)
Loss (gain) on extinguishment of debt	—	29	—	(108)	—	(79)
Merger-related expenses and deal costs	—	(13)	659	—	—	646
Intercompany interest	(126)	12,086	(12,185)	225	—	—

Total expenses	2,481	71,334	29,745	105,007	—	208,567

Income (loss) before income taxes, discontinued operations and noncontrolling interest	21,116	(4,317)	39,695	(12,270)	(24,119)	20,105
Income tax benefit	10,038	—	—	—	—	10,038

Income (loss) from continuing operations	31,154	(4,317)	39,695	(12,270)	(24,119)	30,143
Discontinued operations	—	21	1,230	238	—	1,489

Net income (loss)	31,154	(4,296)	40,925	(12,032)	(24,119)	31,632
Noncontrolling interest	—	(432)	—	910	—	478

Net income (loss) attributable to common stockholders	$31,154	$(3,864)	$40,925	$(12,942)	$(24,119)	$31,154

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$2,025	$16,513	$98,263	$(4,659)	$—	$112,142

Net cash provided by investing activities	—	1,830	18,152	57,411	—	77,393

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(69,391)	(17,655)	—	—	(87,046)
Repayment of debt	—	(17,479)	(25,904)	(69,733)	—	(113,116)
Proceeds from debt	—	—	—	9,201	—	9,201
Net change in intercompany debt	(37,049)	53,048	(15,999)	—	—	—
Payment of deferred financing costs	—	(986)	(8,479)	(102)	—	(9,567)
Cash distribution from (to) affiliates	104,921	13,350	(134,445)	16,174	—	—
Cash distribution to common stockholders	(73,546)	—	—	—	—	(73,546)
Other	3,649	—	—	—	—	3,649

Net cash used in financing activities	(2,025)	(21,458)	(202,482)	(44,460)	—	(270,425)

Net (decrease) increase in cash and cash equivalents	—	(3,115)	(86,067)	8,292	—	(80,890)
Effect of foreign currency translation on cash and cash equivalents	—	—	(116)	—	—	(116)
Cash and cash equivalents at beginning of period	—	10,325	144,918	21,569	—	176,812

Cash and cash equivalents at end of period	$—	$7,210	$58,735	$29,861	$—	$95,806

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$22,652	$19,784	$56,712	$5,478	$—	$104,626
Net cash used in investing activities	(17)	(914)	(5,038)	(889)	—	(6,858)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(22,916)	(149,300)	—	—	(172,216)
Repayment of debt	—	(13,856)	—	(15,348)	—	(29,204)
Proceeds from debt	—	—	—	5,001	—	5,001
Net change in intercompany debt	42,123	(43,123)	1,000	—	—	—
Payment of deferred financing costs	—	755	(367)	(1,063)	—	(675)
Issuance of common stock	191,668	—	—	—	—	191,668
Cash distribution (to) from affiliates	(187,394)	62,673	111,965	12,756	—	—
Cash distribution to common stockholders	(70,898)	(8)	—	—	—	(70,906)
Other	1,866	—	—	—	—	1,866

Net cash used in financing activities	(22,635)	(16,475)	(36,702)	1,346	—	(74,466)

Net increase in cash and cash equivalents	—	2,395	14,972	5,935	—	23,302
Effect of foreign currency translation on cash and cash equivalents	—	—	(289)	—	—	(289)
Cash and cash equivalents at beginning of period	—	6,040	494	21,800	—	28,334

Cash and cash equivalents at end of period	$—	$8,435	$15,177	$27,735	$—	$51,347

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). These factors include without limitation:

•

The ability and willingness of our operators, tenants, borrowers, managers and other third parties to meet and/or perform the obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

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

Kindred, Sunrise and Brookdale Senior Living Information

Each of Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Sunrise and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred, Sunrise or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred, Sunrise or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Sunrise’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Sunrise’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Sunrise’s and Brookdale Senior Living’s publicly available filings from the Commission.

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of March 31, 2009, this portfolio consisted of 507 assets: 243 seniors housing communities, 193 skilled nursing facilities, 40 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of March 31, 2009.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third-party managers.

Our business strategy is comprised of three principal objectives: (1) portfolio diversification; (2) stable earnings and growth; and (3) maintaining a strong balance sheet and liquidity. While current conditions in the capital markets persist, maintaining a strong balance sheet and liquidity will be our primary focus.

As of March 31, 2009, approximately 38.7%, 22.3% and 14.8% of our properties, based on the gross book value of real estate investments, were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 44.5%, 13.0% and 26.3% of our total revenues and 19.6%, 19.4% and 39.1% of our total net operating income (“NOI”) (including amounts in discontinued operations) for the three months ended March 31, 2009 were attributable to senior living operations managed by Sunrise, our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Seniors housing communities and skilled nursing facilities constituted approximately 74.5% and 13.3%, respectively, of our portfolio, based on the gross book value of real estate investments, as of March 31, 2009.

Recent Developments

Kindred Update

On April 30, 2009, Kindred renewed, through April 30, 2015, its leases covering 109 healthcare assets owned by us whose base term would have expired on April 30, 2010. The assets whose lease term has been extended include 87 skilled nursing facilities and 22 long-term acute care hospitals that are contained within ten different renewal bundles in the Kindred Master Leases. Kindred retains two sequential renewal options for these assets.

On April 30, 2009, we agreed to sell six underperforming skilled nursing facilities to Kindred for total consideration of $58 million, consisting of a $55.7 million purchase price and a $2.3 million lease termination fee. Cash rent for these assets for the May 1, 2009 to April 30, 2010 lease year is approximately $5.8 million. The sales of these facilities are expected to be completed in one or more closings on or before June 30, 2009; however, we cannot give any assurances as to whether or when these sales will occur. On May 1, 2009, Kindred deposited an aggregate of $5 million in earnest money as performance security under the agreements. We expect to recognize a gain on these sales of more than $35 million in the second quarter of 2009. Each of the six facilities will be removed from the Kindred Master Leases upon completion of the sale of the assets. One of the assets to be sold is included among the 109 assets whose base term was renewed by Kindred to 2015 and the remaining five assets to be sold have lease terms expiring April 30, 2013.

Senior Notes and Common Stock Offerings

In April 2009, we completed the sale of $200.0 million aggregate principal amount of 6 1/2% senior notes due 2016 (the “2016 Notes”) of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and together with Ventas Realty, the “Issuers”), in an underwritten public offering pursuant to our shelf registration statement. In April 2009, we also completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We used the net proceeds from the offerings (approximately $465.7 million) to fund our cash tender offers with respect to certain outstanding series of senior notes issued by the Issuers (described below), to repay debt and for general corporate purposes.

Tender Offers

In May 2009, we completed our cash tender offers for up to $310.0 million aggregate purchase price of the outstanding 6 3/4% senior notes due 2010 (the “2010 Notes”), 9% senior notes due 2012 (the “2012 Notes”), 6 5/8% senior notes due 2014 (the “2014 Notes”) and 7 1/8% senior notes due 2015 (the “2015 Notes”) issued by the Issuers. As a result of the tender offers, we repurchased $100.7 million principal amount of 2010 Notes, $104.4 million principal amount of 2012 Notes, $98.1 million principal amount of 2014 Notes and $2.9 million principal amount of 2015 Notes, and we expect to recognize a loss on extinguishment of debt of approximately $7 million in the second quarter of 2009.

Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 1, 2009, the Centers for Medicare & Medicaid Services (“CMS”) placed on public display, for a projected May 22, 2009 publication, its proposed rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2010 fiscal year (October 1, 2009 through September 30, 2010). Under the proposed rule, the update for standard federal payment rates for long-term acute care hospitals would include a 2.4% increase in the hospital market basket index less a 1.8% adjustment for changes in documentation and coding practices related to a patient’s illness severity. The proposed rule also provides for increases in discharge rates for short stay and high cost outliers. CMS estimates that net payments to long-term acute care hospitals under the proposed rule would increase by approximately $135 million, or 2.8%, in fiscal year 2010.

This rule is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 30, 2009. The rule also proposes other changes that could affect net payments to long-term acute care facilities, including lowering the outlier threshold for the upcoming rate year and the possibility of establishing a specific long-term acute care market basket. We are currently analyzing this proposed rule to ascertain its financial implications for the long-term acute care hospitals operated by our tenants.

We cannot assure you that the final rule or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).

Medicare Reimbursement; Skilled Nursing Facilities

On May 1, 2009, CMS placed on public display, for a projected May 12, 2009 publication, its proposed rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2010 fiscal year (October 1, 2009 through September 30, 2010). The proposed rule would increase the market basket for Medicare payments to skilled nursing facilities by 2.1% for the 2010 fiscal year. CMS also proposed a recalibration in the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities that would reduce payments to skilled nursing facilities by 3.3% in fiscal year 2010. CMS estimates that these adjustments would result in a decrease in payments to skilled nursing facilities of $390 million, or 1.2%, in fiscal year 2010.

This rule is a proposed rule and is not final. The rule also proposes other changes that could affect net payments to skilled nursing facilities, including, by way of example, implementation of RUG-IV for fiscal year 2011, which would include an increase in the total number of RUG categories to 66 and a possible new requirement for the quarterly reporting of nursing home staffing data. Comments on the proposed rule may be submitted to CMS through June 30, 2009. We are currently analyzing this proposed rule to ascertain its financial implications for the skilled nursing facilities operated by our tenants.

We cannot assure you that the final rule or other future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Commission on February 27, 2009.

Results of Operations

Three Months Ended March 31, 2009 and 2008

The table below shows our results of operations for the three months ended March 31, 2009 and 2008 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended March 31,		Change
	2009	2008	$	%
Revenues:
Rental income	$124,345	$119,661	$4,684	3.9%
Resident fees and services	102,939	107,726	(4,787)	(4.4)
Income from loans and investments	3,281	467	2,814	>100
Interest and other income	286	818	(532)	(65.0)

Total revenues	230,851	228,672	2,179	1.0

Expenses:
Interest	46,613	52,351	(5,738)	(11.0)
Depreciation and amortization	49,885	70,514	(20,629)	(29.3)
Property-level operating expenses	75,468	76,957	(1,489)	(1.9)
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,059 and $1,949 for the three months ended 2009 and 2008, respectively)	10,598	8,257	2,341	28.4
Foreign currency gain	(6)	(79)	73	(92.4)
Loss (gain) on extinguishment of debt	105	(79)	184	>100
Merger-related expenses and deal costs	2,054	646	1,408	>100

Total expenses	184,717	208,567	(23,850)	(11.4)

Income before income taxes, discontinued operations and noncontrolling interest	46,134	20,105	26,029	>100
Income tax benefit	547	10,038	(9,491)	(94.6)

Income from continuing operations	46,681	30,143	16,538	54.9
Discontinued operations	28,288	1,489	26,799	>100

Net income	74,969	31,632	43,337	>100
Noncontrolling interest, net of tax	741	478	263	55.0

Net income attributable to common stockholders	$74,228	$31,154	$43,074	>100%

Revenues

The increase in our first quarter 2009 rental income over the same period in 2008 primarily reflects $1.8 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2008, $2.2 million in additional rent relating to MOBs acquired during 2008 and various other escalations in the rent paid on our existing properties. Rental income included in discontinued operations was $0.5 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively.

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

Resident fees and services consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. The decrease in resident fees and services during the first quarter of 2009 over the same period in 2008 can be attributed primarily to the movements in the Canadian dollar exchange rate, which had an unfavorable impact of $3.9 million in 2009, and lower average resident occupancy. Average resident occupancy rates related to these properties were as follows:

	Number of Communities		Average Resident Occupancy
			For the Three Months Ended March 31,
	2009	2008	2009	2008
Stabilized Communities	78	73	89.0%	91.7%
Lease-Up Communities	1	6	63.8%	58.5%

Total	79	79	88.1%	88.7%

	Number of Communities		Average Resident Occupancy
			For the Three Months Ended March 31,
	2009	2008	2009	2008
Same-Store Stabilized Communities	73	73	89.5%	91.7%
Same-Store Lease-Up Communities	6	6	74.4%	58.5%

Total	79	79	88.1%	88.7%

The increase in our first quarter 2009 income from loans and investments over the same period in 2008 is primarily due to interest earned on debt investments made subsequent to the first quarter of 2008.

Expenses

Interest expense included in discontinued operations was $0.2 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. Total interest expense, including interest allocated to discontinued operations, decreased $7.6 million in 2009 over 2008, primarily due to an $8.9 million reduction in interest from lower effective interest rates, partially offset by $1.2 million of additional interest from higher loan balances. Interest expense includes $1.5 million and $1.6 million of amortized deferred financing fees for the three months ended March 31, 2009 and 2008, respectively. Our effective interest rate decreased to 5.6% for the three months ended March 31, 2009, from 6.7% for the same period in 2008. Movements in the Canadian dollar exchange rate had a favorable impact on interest expense of $0.3 million for the three months ended March 31, 2009, compared to the same period in 2008.

Depreciation and amortization expense decreased primarily due to a decrease in amortization expense of approximately $21.5 million related to in-place lease intangibles primarily related to the Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses decreased primarily due to the movements in the Canadian dollar exchange rate and lower management fees for the three months ended March 31, 2009 pursuant to the terms of our management agreements with Sunrise. Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs.

The increase in our first quarter 2009 general, administrative and professional fees over the same period in 2008 is a result of higher employee levels and personnel costs resulting from our enterprise growth and increases in professional fees and non-cash stock-based compensation.

Merger-related expenses and deal costs for 2009 and 2008 primarily consist of expenses relating to our litigation with HCP, Inc. arising out of the Sunrise REIT acquisition and deal costs now required by GAAP to be expensed rather than capitalized into asset cost.

Other

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 8—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations for the three months ended March 31, 2009 includes the operations of seven assets sold during the first quarter of 2009, while discontinued operations for the three months ended March 31, 2008 includes the operations of those seven assets plus an additional twelve assets sold during the last nine months of 2008. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 60 of our seniors housing communities.

Funds from Operations

Our funds from operations (“FFO”) for the three months ended March 31, 2009 and 2008 are summarized in the following table. The decrease in FFO from the first quarter of 2008 is primarily the result of a $9.5 million lower non-cash tax benefit in 2009.

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income attributable to common stockholders	$74,228	$31,154
Adjustments:
Real estate depreciation and amortization	49,715	70,334
Real estate depreciation related to noncontrolling interest	(1,620)	(1,501)
Discontinued operations:
Gain on sale of real estate assets	(27,871)	—
Depreciation on real estate assets	23	1,322

FFO	$94,475	$101,309

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

Liquidity and Capital Resources

During the three months ended March 31, 2009, our principal sources of liquidity were proceeds from sales of assets, cash flows from operations and cash on hand. For the remainder of 2009, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay $87.6 million of debt maturing; (iv) fund capital expenditures; (v) fund investments and/or commitments; and (vi) make distributions to our stockholders to maintain our REIT qualification. We believe that these needs will be satisfied by cash flows from operations, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make acquisitions and investments, we may be required to obtain funding from additional borrowings, assumption of debt from the seller, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. As of March 31, 2009, we had $95.8 million of unrestricted cash and cash equivalents, consisting primarily of investments in U.S. treasury money market funds and cash related to our senior living operations that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures.

A portion of the cash maintained in these property-level accounts is distributed to us monthly. At March 31, 2009, we also had escrow deposits and restricted cash of $38.3 million and unused credit availability of $650.9 million under our unsecured revolving credit facilities.

In March 2009, we amended the terms of our unsecured revolving credit facilities to, among other things, extend the maturity of a portion of the borrowing capacity thereunder to April 26, 2012. In connection with the amendments, we increased our aggregate borrowing capacity under the unsecured revolving credit facilities to $867.0 million, of which $277.0 million matures on April 26, 2010 and $590.0 million matures in 2012. The U.S. credit facility also includes an “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions.

Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At March 31, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee. As of May 4, 2009, we had $10.4 million outstanding under our unsecured revolving credit facilities.

In April 2009, we filed an automatic shelf registration statement on Form S-3 with the Commission relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous automatic shelf registration statement, which expired pursuant to the Commission’s rules.

In April 2009, we completed the sale of $200.0 million aggregate principal amount of 2016 Notes of the Issuers in an underwritten public offering pursuant to our shelf registration statement. The 2016 Notes are substantially similar in all respects to the Issuers’ other 6 1/2% senior notes due 2016, except that the 2016 Notes were issued with original issue discount and, thus, are a separate series from, and have a different CUSIP number than, the other notes. See “Note 6—Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements. We received $166.0 million in net proceeds from the sale.

In April 2009, we also completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We received $299.7 million in net proceeds from the sale.

We used the net proceeds from these offerings to fund our cash tender offers with respect to certain outstanding series of senior notes issued by the Issuers, to repay debt and for general corporate purposes.

In May 2009, we completed our cash tender offers for up to $310.0 million aggregate purchase price of the outstanding 2010 Notes, 2012 Notes, 2014 Notes and 2015 Notes issued by the Issuers. As a result of the tender offers, we repurchased $100.7 million principal amount of 2010 Notes, $104.4 million principal amount of 2012 Notes, $98.1 million principal amount of 2014 Notes and $2.9 million principal amount of 2015 Notes, and we expect to recognize a loss on extinguishment of debt of approximately $7 million in the second quarter of 2009.

As a result of the above transactions, as of May 4, 2009, our indebtedness had the following maturities (in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
2009	$34,708	$—	$18,361	$53,069
2010	170,854	—	25,235	196,089
2011	278,227	—	24,099	302,326
2012	388,937	10,389	20,443	419,769
2013	150,962	—	14,727	165,689
Thereafter	1,392,476	—	62,445	1,454,921

Total maturities	$2,416,164	$10,389	$165,310	$2,591,863

(1)	At May 4, 2009, we had approximately $58 million of unrestricted cash and cash equivalents, for net cash available of $48 million.

The principal amounts due at maturity above reflect our intent to extend $87.0 million of 2009 maturities to 2010 pursuant to our extension options with the lenders.

Cash Flows from Operating Activities

Net cash provided by operating activities was $112.1 million and $104.6 million for the three months ended March 31, 2009 and 2008, respectively. The increase resulted primarily from lower interest expense and changes in working capital, partially offset by lower NOI from our senior living operations segment.

Cash Flows from Investing Activities

Net cash provided by investing activities was $77.4 million for the three months ended March 31, 2009, compared to net cash used in investing activities of $6.9 million for the three months ended March 31, 2008. These activities consisted primarily of our investments in real estate ($8.4 million and $6.0 million in 2009 and 2008, respectively), investments in loans receivable ($7.4 million in 2009) and capital expenditures ($3.9 million and $0.9 million in 2009 and 2008, respectively), offset by proceeds from real estate disposals ($95.4 million in 2009).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $270.4 million for the three months ended March 31, 2009. Proceeds primarily consisted of $9.2 million related to the issuance of debt. The uses primarily included $87.0 million of payments made on our unsecured revolving credit facilities, $9.6 million of payments for deferred financing costs, $73.5 million of cash dividend payments to common stockholders, $25.9 million of senior note repurchases and $87.2 million of aggregate principal payments on mortgage obligations.

Net cash used in financing activities totaled $74.5 million for the three months ended March 31, 2008. Proceeds consisted primarily of $191.7 million from the issuance of common stock and $5.0 million related to the issuance of debt. The primary uses included $172.2 million of payments made on our unsecured revolving credit facilities, $70.9 million of cash dividend payments to common stockholders and $29.2 million of aggregate principal payments on mortgage obligations.

Capital expenditures to maintain and improve our triple-net leased properties are generally the responsibility of our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our senior living communities managed by Sunrise and our MOBs, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Gross book value	$2,519,874	$2,592,730
Fair value (1)	2,283,581	2,436,620
Fair value reflecting change in interest rates: (1)
-100 BPS	2,373,415	2,538,334
+100 BPS	2,199,398	2,340,746

(1)	The change in fair value of fixed rate debt was due primarily to debt repayments and overall changes in interest rates.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	March 31, 2009	December 31, 2008	March 31, 2008
Balance:
Fixed rate	$2,519,874	$2,592,730	$2,861,407
Variable rate	424,249	546,410	283,954

Total	$2,944,123	$3,139,140	$3,145,361

Percent of total debt:
Fixed rate	85.6%	82.6%	91.0%
Variable rate	14.4	17.4	9.0

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.5%	6.5%	6.7%
Variable rate	2.9%	2.3%	3.7%
Total weighted average rate	6.0%	5.8%	6.4%

The decrease in our outstanding variable rate debt from December 31, 2008 is primarily attributable to payments on our unsecured revolving credit facilities and outstanding mortgage debt. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $97.4 million as of March 31, 2009, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of March 31, 2009, interest expense for 2009 would increase by approximately $3.2 million, or $0.02 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on results for the first quarter of 2009, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by approximately $0.1 million per quarter. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

We may engage in hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2009, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 7—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2009:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	44,587	$28.65
February 1 through February 28	2,478	$21.57
March 1 through March 31	—	$—

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting occurs.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Second Supplemental Indenture dated as of April 13, 2009 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2009.

10.1	Third Amendment dated as of March 31, 2009 to that certain Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership and the additional borrowers named therein, as borrowers, the guarantors named therein, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2009

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

By:	/S/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Second Supplemental Indenture dated as of April 13, 2009 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2009.

10.1	Third Amendment dated as of March 31, 2009 to that certain Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership and the additional borrowers named therein, as borrowers, the guarantors named therein, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2009.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.